Form 10-Q
period 2011-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2011-11-14
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2011
Common Stock $0.001 par value	13,700,426

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NET REVENUE	$254,664	$188,199	$760,889	$575,809
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	178,712	120,858	536,490	366,809
Selling, general and administrative	53,838	51,576	167,151	149,549
Depreciation and amortization	16,665	13,641	48,879	49,703
(Gain) loss on sale or disposal of assets	27	—	61	(179)
Goodwill impairment	—	—	14,679	—

Total operating expenses	249,242	186,075	767,260	565,882

INCOME (LOSS) FROM OPERATIONS	5,422	2,124	(6,371)	9,927
INTEREST EXPENSE	(9,946)	(8,602)	(26,551)	(26,661)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(55)	(46)	(158)	(135)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(6,853)	—	(6,853)	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	11,367	33	7,079	(2,392)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	219	254	338	617
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(12,338)	14,006	(5,925)	10,212

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(12,184)	7,769	(38,441)	(8,268)
REORGANIZATION ITEMS, net	—	—	—	1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,184)	7,769	(38,441)	(8,267)
INCOME TAX BENEFIT (EXPENSE)	3,082	3,238	2,534	7,291

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,102)	11,007	(35,907)	(976)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(451)	(5,464)	(520)	(7,681)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	(389)	—	(196)

NET INCOME (LOSS)	(9,553)	5,154	(36,427)	(8,853)
Less: Net (income) loss attributable to the noncontrolling interest	(457)	(74)	820	(104)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(10,010)	$5,080	$(35,607)	$(8,957)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	(0.70)	1.12	(2.75)	(0.11)
Income (loss) from discontinued operations	(0.03)	(0.56)	(0.04)	(0.79)
Gain (loss) from sale of discontinued operations	—	(0.04)	—	(0.02)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.73)	0.52	(2.79)	(0.92)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	13,715	9,743	12,759	9,711

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(9,559)	$10,933	$(35,087)	$(1,080)
Income (loss) from discontinued operations	(451)	(5,464)	(520)	(7,681)
Gain (loss) from sale of discontinued operations	—	(389)	—	(196)

Net income (loss)	$(10,010)	$5,080	$(35,607)	$(8,957)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,233	$41,534
Accounts receivable (net of allowance for doubtful accounts receivable of $11,369 and $6,854 at September 30, 2011 and December 31, 2010, respectively)	83,168	76,828
Prepaid expenses and other current assets	18,428	19,439

Total current assets	128,829	137,801
RESTRICTED CASH	11,571	12,117
PROPERTY AND EQUIPMENT – Net	156,968	138,488
GOODWILL	69,083	63,731
OTHER INTANGIBLE ASSETS – Net	136,254	147,749
OTHER ASSETS	36,591	14,573

TOTAL ASSETS	$539,296	$514,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$46,401	$36,942
Accrued interconnection costs	26,642	29,571
Deferred revenue	11,887	12,891
Accrued expenses and other current liabilities	43,212	46,491
Accrued income taxes	7,515	7,678
Accrued interest	6,387	2,152
Current portion of long-term obligations	2,420	1,143

Total current liabilities	144,464	136,868
LONG-TERM OBLIGATIONS	251,703	242,748
DEFERRED TAX LIABILITY	30,700	32,208
CONTINGENT VALUE RIGHTS	12,019	19,098
OTHER LIABILITIES	2,826	503

Total liabilities	441,712	431,425
COMMITMENTS AND CONTINGENCIES (See Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value – 80,000,000 shares authorized; 13,732,052 and 9,801,463 shares issued and 13,700,426 and 9,801,463 shares outstanding at September 30, 2011 and December 31, 2010, respectively	14	10
Additional paid-in capital	141,862	86,984
Accumulated deficit	(47,962)	(12,355)
Treasury stock, at cost – 31,626 and zero shares outstanding at September 30, 2011 and December 31, 2010, respectively	(378)	—
Accumulated other comprehensive income	2,400	4,751

Total stockholders’ equity before noncontrolling interest	95,936	79,390

Noncontrolling interest	1,648	3,644

Total stockholders’ equity	97,584	83,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$539,296	$514,459

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,427)	$(8,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	(1)
Provision for doubtful accounts receivable	6,530	5,722
Share based compensation expense	4,094	192
Depreciation and amortization	48,887	52,714
(Gain) loss on sale or disposal of assets	61	16
Impairment of goodwill and long-lived assets	14,679	6,161
Accretion (amortization) of debt premium/discount, net	158	135
Change in fair value of Contingent Value Rights	(7,079)	2,392
Deferred income taxes	(2,151)	(7,183)
(Gain) loss on early extinguishment or restructuring of debt	6,853	(164)
Unrealized foreign currency transaction gain on intercompany and foreign debt	5,419	(9,843)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,419	3,785
(Increase) decrease in prepaid expenses and other current assets	2,123	(650)
(Increase) decrease in other assets	2,882	626
Increase (decrease) in accounts payable	(12,023)	(6,872)
Increase (decrease) in accrued interconnection costs	(2,748)	(5,768)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(10,788)	(2,379)
Increase (decrease) in accrued income taxes	61	(1,037)
Increase (decrease) in accrued interest	4,048	8,466

Net cash provided by operating activities before cash reorganization items	25,998	37,459
Cash effect of reorganization items	—	(137)

Net cash provided by operating activities	25,998	37,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,789)	(17,147)
Sale of property and equipment and intangible assets	—	716
Cash from disposition of business, net of cash disposed	—	275
Cash acquired from business acquisitions, net of cash paid	9,599	—
Sales of marketable securities	4,087	—
Increase in restricted cash	(77)	(86)

Net cash provided by (used in) investing activities	(9,180)	(16,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	11,625	—
Principal payments on long-term obligations	(38,329)	(13,577)
Payment of fees on restructuring of debt	(2,452)	—
Payment to noncontrolling interest	(1,205)	—
Proceeds from sale of common stock	1,202	—
Purchase of treasury stock	(378)	—

Net cash used in financing activities	(29,537)	(13,577)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,582)	(442)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,301)	7,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,534	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,233	$49,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,356	$18,378
Cash paid for taxes	453	2,428
Non-cash investing and financing activities:
Capital lease additions	14,874	51
Acquisition purchase consideration recorded in working-capital and long-term liabilities	2,507	—
Business acquisition purchased with Company common stock	50,609	—
Prepayment premium associated with debt restructuring converted into new debt	22,666	—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NET INCOME (LOSS)	$(9,553)	$5,154	$(36,427)	$(8,853)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,451)	(581)	(2,322)	(1,658)

COMPREHENSIVE INCOME (LOSS)	(12,004)	4,573	(38,749)	(10,511)

Less: Comprehensive (income) loss attributable to the noncontrolling interest	(375)	(141)	791	(174)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(12,379)	$4,432	$(37,958)	$(10,685)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The results for all periods presented in this Quarterly Report on Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 12 — “Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

On June 23, 2011, the Company began to trade its common stock on the New York Stock Exchange under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. Globility paid a dividend in April 2011, of which $1.2 million was attributable to the noncontrolling interest shareholder. The results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

ASC No. 810 changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for the nine months ended September 30, 2011 and nine months ended September 30, 2010 are as follows (in thousands):

			For the Nine Months Ended September 30, 2011
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock					Accumulated Other Comprehensive Income (Loss)
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of December 31, 2010	$83,034		9,801	$10	$86,984	$—	$(12,355)	$4,751	$3,644
Share based compensation expense	4,094				4,094
Common shares issued in connection with the Management Compensation Plan, as Amended	1,202		698	1	1,201
Transaction costs of merger	(1,023)				(1,023)
Stock consideration issued for merger	50,609		3,233	3	50,606
Purchase of treasury stock	(378)		(32)	—	—	(378)
Dividend to noncontrolling interest	(1,205)								(1,205)
Comprehensive income (loss)
Net income (loss)	(36,427)	(36,427)					(35,607)		(820)
Other comprehensive income (loss)	(2,322)	(2,322)						(2,351)	29

Comprehensive income (loss)	(38,749)	(38,749)

Balance as of September 30, 2011	$97,584		13,700	$14	$141,862	$(378)	$(47,962)	$2,400	$1,648

			For the Nine Months Ended September 30, 2010
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Income (Loss)
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of December 31, 2009	$99,909		9,600	$10	$85,533	$6,732	$4,064	$3,570
Share based compensation expense	192				192
Common shares issued in connection with the Management Compensation Plan, as Amended	(344)		143		(344)
Comprehensive income (loss)
Net income (loss)	(8,853)	$(8,853)				(8,957)		104
Other comprehensive income (loss)	(1,658)	(1,658)					(1,728)	70

Comprehensive income (loss)	(10,511)	$(10,511)

Balance as of September 30, 2010	$89,246		9,743	$10	$85,381	$(2,225)	$2,336	$3,744

Discontinued Operations — During 2010 the Company classified its European retail operations as discontinued operations. The Company has applied retrospective adjustments to the three months and nine months ended September 30, 2010 to reflect the effects of the discontinued operations that occurred subsequent to September 30, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. See Note 12 —“Discontinued Operations” for further information.

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

Business Combinations — The Company is required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets associated with such assets. Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include, but are not limited to, future expected cash flows from the revenues, customer contracts and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Other Intangible Assets — Under ASC No. 350, “Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment” (“ASC 360”).

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

The Company’s reporting units are the same as its operating segments, except as discussed in Note 4 related to Arbinet, as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that each provides telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

Intangible assets not subject to amortization consist of certain trade names. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value an impairment loss shall be recognized in an amount equal to the excess.

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

Derivative Instruments — Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of the Company’s common stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the condensed consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company would recognize a change in value of the CVRs as gain from contingent value rights valuation. See Note 10 — “Fair Value of Financial Instruments and Derivatives”.

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

Newly Adopted Accounting Principles

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. On January 1, 2011 the Company adopted this update, which did not have a material impact on the disclosures to the condensed consolidated financial statements.

In December 2010, an update was issued to the Intangibles — Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a Zero or Negative Carrying Amount,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. We do not foresee this accounting update having a material effect on our consolidated financial statements in future periods, although that could change.

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations ASU 2010-29, “Business Combinations — Disclosure of Supplementary Pro-Forma Information”, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See Note 3 — “Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. The adoption of these changes had no impact on our consolidated financial statements.

New Accounting Pronouncements

On January 1, 2011, the Company prospectively adopted the FASB update to revenue recognition for multiple-deliverable arrangements, ASU 2009-13, “Revenue Recognition — Multiple – Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force.” The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned is available. The residual method of revenue allocation is no longer permissible. We believe that this accounting standard update will not change our units of accounting for bundled arrangements, or the allocation of our products and services. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

In April 2011, an update was issued to the Receivables Topic, ASC 310, ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which provides guidance to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

In June 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-05, “Presentation of Comprehensive Income,” which provides guidance to all entities that report items of other comprehensive income, in any period presented. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

In September 2011, an update was issued to the Intangibles – Goodwill and Other Topic ASC 350, ASU 2011-08, “Testing Goodwill for Impairment,” which provides guidance to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

3. ACQUISITIONS

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

Estimates of fair value included in the financial statements, in conformity with ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, “Business Combinations” (“ASC 805”), the allocation of the consideration value is subject to additional adjustment until the Company has completed its analysis. The Company’s analysis and any additional adjustments are required to be made by February 28, 2012, the one year anniversary of the date of the acquisition, to provide the Company with the time to complete the valuation of its assets and liabilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$12,415
Marketable securities	4,044
Accounts receivable	16,205
Other current assets	1,309
Property and equipment (1)	20,233
Intercompany receivable	309
Goodwill (2)	19,360
Customer list (3)	900
Other intangible assets (3)	700
Other assets	1,738

Total assets acquired	$77,213

Trade payables	$18,280
Accrued interconnection costs	143
Accrued liabilities	2,312
Other current liabilities	3,182
Current portion of long-term obligations	68
Long-term obligations	99
Other long-term liabilities	2,520

Total liabilities assumed	$26,604

Net assets acquired	$50,609

(1)

Property and equipment were measured primarily using an income approach. The fair value measurements of the assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Arbinet resources, assumed future revenue profiles, weighted average cost of capital of 13.0%, gross margin of

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

7.2% and assumptions on the timing and amount of future development and operating costs. The property and equipment additions were segmented as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete.
(2)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete. Goodwill is not amortized and is not deductible for tax purposes.
(3)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets are subject to amortization and the customer list will be amortized over 15 years.

Arbinet Results and Pro Forma Impact of Merger

The following table presents revenues for Arbinet for the periods presented (in thousands):

	Three months ended September 30, 2011	Acquisition Date through September 30, 2011
Net revenue	55,429	155,343

The Company incurred a total of $1.6 million in transaction costs related to the merger. Transaction-related costs were expensed as incurred except for $1.0 million of costs incurred to issue common stock to effect the merger which were recorded as an offset to additional paid in capital. The transaction-related costs recognized in the line item “selling, general, and administrative expenses” in the condensed consolidated statement of operations during the three and nine months ended September 30, 2011 were $0.4 million and $0.6 million, respectively. The fair value of the total consideration paid for the assets acquired and liabilities assumed increased significantly from the date of the merger agreement, November 10, 2010, to the closing date February 28, 2011. This event triggered the Company to perform a Step 1 impairment test as related to the goodwill which arose from this acquisition. See Note 4 — “Goodwill and Other Intangible Assets” for more details on the testing. The results of the Step 1 and Step 2 tests required the Company to recognize $14.7 million of impairment expense during the three months ended March 31, 2011. The following table presents pro forma information for the Company as if the merger of Arbinet had occurred at the beginning of each period presented (in thousands, except for per share amounts):

	Three months ended September 30,
	2011	2010
Net revenue	$254,664	$269,467
Net income (loss) attributable to continuing operations for Primus	(9,559)	5,600
Net income (loss) attributable to discontinued operations for Primus	(451)	(5,464)
Income (loss) per common share for continuing operations net of tax	$(0.70)	$0.43
Income (loss) per common share for discontinued operations	(0.03)	(0.42)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
Net revenue	$813,051	$819,281
Net income (loss) attributable to continuing operations for Primus	(33,824)	(15,145)
Net income (loss) attributable to discontinued operations for Primus	(520)	(7,681)
Income (loss) per common share for continuing operations net of tax	$(2.65)	$(1.17)
Income (loss) per common share for discontinued operations	(0.04)	(0.59)

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

As of September 30, 2011
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

As of September 30, 2011
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

On February 28, 2011 the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 3 — “Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as goodwill impairment expense in the three months ended March 31, 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade names	$76,900	$76,200
Goodwill	$69,083	$63,731

The changes in the carrying amount of trade names and goodwill by reporting unit for the nine months ended September 30, 2011 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Brazil	Total
Balance as of December 31, 2010	$29,960	$31,775	$1,950	$46	$63,731
Effect of change in foreign currency exchange rates	—	(1,097)	(70)	(4)	(1,171)
Acquisition of business	19,360	1,842	—	—	21,202
Accumulated impairment loss	(14,679)	—	—	—	(14,679)

Balance as of September 30, 2011	$34,641	$32,520	$1,880	$42	$69,083

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of December 31, 2010	$76,200	$—	$—	$—	$—	$76,200
Acquisition of business	700	—	—	—	—	700

Balance as of September 30, 2011	$76,900	$—	$—	$—	$—	$76,900

Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,034	$(805)	$3,229	$4,083	$(593)	$3,490
Customer relationships	102,290	(46,165)	56,125	104,553	(36,494)	68,059

Total	$106,324	$(46,970)	$59,354	$108,636	$(37,087)	$71,549

Amortization expense for trade names and customer relationships for the three months and nine months ended September 30, 2011 was $4.9 million and $14.5 million, respectively, compared to $5.5 million and $16.6 million, respectively for the three and nine months ended September 30, 2010.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2011, the years ending December 31, 2012, 2013, 2014, 2015, and thereafter to be approximately $5.5 million, $13.0 million, $9.5 million, $6.8 million, $5.2 million and $19.4 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Obligations under capital leases and other	$13,145	$1,667
13% Senior Secured Notes due 2016	2,403	130,000
10% Senior Secured Notes due 2017	240,230	—
14 1/4% Senior Subordinated Secured Notes due 2013	—	114,015

Subtotal	$255,778	$245,682
Original issue discount on Senior Secured Notes	(1,655)	(1,791)

Subtotal	$254,123	$243,891
Less: Current portion of long-term obligations	(2,420)	(1,143)

Total long-term obligations	$251,703	$242,748

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of September 30, 2011:

Year Ending December 31,	Capital Leases and Other	10% Senior Secured Notes due 2017	13% Senior Secured Notes due 2016	Total
2011 (as of September 30, 2011)	$310	$6,673	$140	$7,123
2012	2,903	24,023	312	27,238
2013	3,211	24,023	312	27,546
2014	3,028	24,023	312	27,363
2015	3,000	24,023	312	27,335
Thereafter	3,000	271,260	2,716	276,976

Total minimum principal & interest payments	15,452	374,025	4,104	393,581
Less: Amount representing interest	(2,307)	(133,795)	(1,701)	(137,803)

Total long-term obligations	$13,145	$240,230	$2,403	$255,778

Exchange Offer

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), and (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, Holding issued $240.2 million aggregate principal amount of 10.00% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to discharge all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

10% Senior Secured Notes due 2017

As of September 30, 2011, there was $240.2 million principal amount of the 10% Notes outstanding. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017.

The 10% Notes are governed by an indenture, dated as of July 7, 2011 (the “10% Notes Indenture”), by and among Holding, the guarantors of the 10% Notes named therein, including the Company (the “Guarantors”), and U.S. Bank National Association, as trustee and collateral trustee. The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the Guarantors, including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Company that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Company that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The 10% Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The 10% Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The 10% Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the 10% Notes Indenture.

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110.00% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, Holding must give holders of the 10% Notes an opportunity to sell their 10% Notes to Holding at a purchase price of 101% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If the Company or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the 10% Notes at 100% of their principal amount, plus accrued and unpaid interest.

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

Under the 10% Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the 10% Notes, in the future that is subject to security interests in the same collateral as the 10% Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the 10% Notes) equal to 2.25 times consolidated EBITDA of the Company for the prior four fiscal quarters. Holding has no obligation or intention to register the 10% Notes for resale under the Securities Act or the securities laws of any other jurisdiction or to offer to exchange the 10% Notes for securities registered under the Securities Act or the securities laws of any other jurisdiction.

13% Senior Secured Notes due 2016

On April 19, 2011, Holding and Primus Canada commenced an offer to purchase (the “Offer to Purchase”) up to 5,200 Units, each such Unit consisting of $1,000 principal amount of 13% Notes issued by Holding and Primus Canada, at a purchase price in

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

cash equal to 100% of the principal amount of 13% Notes validly tendered (and not validly withdrawn) prior to the expiration time, plus accrued but unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase was made pursuant to the excess cash flow covenant in the terms of the indenture governing the 13% Notes. The Offer to Purchase expired on May 17, 2011 and $32,000 principal amount of 13% Notes were tendered and repurchased pursuant to the Offer to Purchase.

Upon consummation of the Exchange Offers, $127.6 million principal amount of 13% Notes was exchanged for $149.3 million principal amount of 10% Notes. The Company evaluated the application of ASC 470-50, “Modifications and Extinguishments” and concluded that the Exchange Offers constituted a debt modification with respect to the 13% Notes. Under ASC 470-60, the prepayment premium of $21.7 million paid to the exchanging holders of 13% Notes, was capitalized and will be amortized over the life of the 10% Notes. It is included in other assets in the condensed consolidated balance sheets.

Following the completion of the Exchange Offers and Consent Solicitation, Units representing $2.4 million principal amount of 13% Notes remain outstanding, and the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

14  1/4% Senior Subordinated Secured Notes due 2013

On April 15, 2011, IHC redeemed approximately $24.0 million principal amount of 14 1/4% Notes. Accrued interest to, but excluding the redemption date, of approximately $1.3 million on the redeemed portion of the 14 1/4% Notes was also paid on the redemption date. There was $90.0 million principal amount of the 14 1/4% Notes remaining outstanding after this redemption.

Upon consummation of the Exchange Offers, $78.4 million principal of 14 1/4% Notes was exchanged for $79.4 million principal amount of 10% Notes. The Company evaluated the application of ASC 470-50, “Modifications and Extinguishments” and concluded that the Exchange Offers constituted a debt modification with respect to the 14 1/4% Notes. Under ASC 470-60, the prepayment premium of $1.0 million paid to the exchanging holders of 14 1/4% Notes, was capitalized and will be amortized over the life of the 10% Notes. It is included in other assets in the condensed consolidated balance sheets. Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to discharge all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers.

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of September 30, 2011 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2011 (as of September 30, 2011)	$310	$7,988	$4,943
2012	2,903	6,473	17,808
2013	3,211	2,499	14,548
2014	3,028	1,545	10,215
2015	3,000	54	8,148
Thereafter	3,000	—	23,636

Total minimum principal & interest payments	15,452	18,559	79,298
Less: Amount representing interest	(2,307)	—	—

Total long-term obligations	$13,145	$18,559	$79,298

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $25.8 million and $24.1 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s rent expense under operating leases was $4.4 million and $13.2 million for the three and nine months ended September 30, 2011, respectively, and $3.8 million and $11.3 million for the three and nine months ended September 30, 2010, respectively.

Litigation

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

The Company’s equity incentive plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other share-based or cash-based performance awards. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

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

There were 32.5 thousand and 30 thousand options granted during the nine months ended September 30, 2011 and 2010. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Nine Months Ended September 30,
	2011	2010
Expected option life	6 Years	6 Years
Risk-free interest rate	1.12 - 1.43%	1.25%
Expected volatility	41.25 - 43.32%	46.48%
Dividend yield	0%	0%

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Total share-based compensation expense recognized by the Company in the three months ended September 30, 2010 was immaterial. Total share-based compensation expense recognized by the Company in the three months ended September 30, 2011 was $0.7 million, compared to $4.1 million and $0.2 million, respectively, for the nine months ended September 30, 2011 and 2010. Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options, reduced by estimated forfeitures, using the straight-line basis.

At the closing of the acquisition of Arbinet on February 28, 2011, the Company reserved approximately 95,000 additional shares of its common stock for issuance in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units. As of September 30, 2011, 208 shares of common stock were reserved for Arbinet warrants to purchase common stock that remained outstanding following the closing of the acquisition. These warrants are exercisable at $34.32 per share and will expire in 2012.

Restricted Stock Units (RSUs)

A summary of the Company’s restricted stock units activity during the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2010	474,851	$8.14
Granted	361,763	$13.98
Vested	(411,598)	$9.51
Forfeitures	(21,186)	$12.65

Unvested – September 30, 2011	403,830	$11.74

As of September 30, 2011, the Company had 0.4 million unvested RSUs outstanding with respect to $3.8 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.8 years. The number of unvested RSUs expected to vest is 0.4 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the nine months ended September 30, 2011 is as follows:

	$ 100,504	$ 100,504
	Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2010	185,300	$11.34
Granted	32,500	$11.87
Exercised	(109,626)	$12.48
Forfeitures	(24,005)	$13.16
Arbinet merger	87,195	$14.99

Outstanding – September 30, 2011	171,364	$12.31

Eligible for exercise	135,649	$12.74

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options and stock appreciation rights:

	$ 100,504	$ 100,504
	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – September 30, 2011	$100,504	6.56
Options exercisable – September 30, 2011	74,766	5.79

As of September 30, 2011, the Company had approximately 36 thousand unvested stock options and stock appreciation rights outstanding of which $0.1 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.6 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 32 thousand shares, with a weighted average remaining life of 6.5 years, a weighted average exercise price of $12.34, and an intrinsic value of approximately $26 thousand.

8. EQUITY

On August 8, 2011, the Company’s board of directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013.

Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The stock repurchase program may be modified, terminated or extended at any time without prior notice. The Company has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program.

During the three and nine months ended September 30, 2011, the Company repurchased 31,626 shares at a weighted average price of $11.92 per share under the stock repurchase plan.

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

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and nine months ended September 30, 2011, penalties and interest were immaterial. As of September 30, 2011, the gross unrecognized tax benefit on the balance sheet was $88.4 million.

Pursuant to Section 382 of the Internal Revenue Code (“IRC Sec. 382”), the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $245.1 million and $247.8 million at September 30, 2011 and December 31, 2010, respectively. The aggregate carrying value of the Company’s debt was $241.0 million and $242.2 million at September 30, 2011 and December 31, 2010, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of September 30, 2011, using:
	September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$12,019	—	12,019	—

Total	$12,019	—	12,019	—

		Fair Value as of December 31, 2010, using:
	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$19,098	—	19,098	—

Total	$19,098	—	19,098	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months ended September 30, 2011 and 2010, $11.4 million and $33 thousand, respectively, of income was recognized as a result of marking the CVRs to their fair value, and $7.1 million and ($2.4) million, respectively, of income (expense) was recognized during the nine months ended September 30, 2011 and 2010.

11. OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable geographic segments — United States, Canada, Asia-Pacific, Europe and Brazil. The Company has six reportable operating segments based on management’s organization of the enterprise — United States, Canada, Europe, Australia, the International Carrier Services (“ICS”) business from the United States and Europe, which is managed as a separate global segment, into which Arbinet will be integrated, and Other. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the ICS business are indistinguishable from the respective geographic segments. Therefore, any reporting related to the ICS business for assets or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net Revenue by Geographic Region
United States	$41,077	$27,659	$140,385	$84,263
Canada	62,867	56,876	187,763	172,376
Asia-Pacific	71,911	68,360	217,745	205,745
Europe	71,663	26,283	193,781	92,084
Brazil	7,146	9,021	21,215	21,341

Total	$254,664	$188,199	$760,889	$575,809

Net Revenue by Segment
United States	$11,246	$12,072	$33,165	$38,778
Canada	62,867	56,876	187,763	172,376
Australia	71,684	68,360	217,098	205,745
International Carrier Services	101,526	41,870	301,077	137,569
Other	7,341	9,021	21,786	21,341

Total	$254,664	$188,199	$760,889	$575,809

Provision for Doubtful Accounts Receivable
United States	$307	$556	$1,023	$1,670
Canada	725	497	2,423	1,965
Australia	621	522	1,940	1,884
International Carrier Services	266	255	721	(734)
Other	122	120	358	313

Total	$2,041	$1,950	$6,465	$5,098

Income (Loss) from Operations
United States	$(341)	$(376)	$205	$(286)
Canada	5,761	3,204	15,258	9,187
Australia	4,317	5,080	10,855	10,958
International Carrier Services	(953)	519	(18,976)	3,164
Other	358	(397)	639	(578)

Total From Operating Segments	9,142	8,030	7,981	22,445
Corporate	(3,720)	(5,906)	(14,352)	(12,518)

Total	$5,422	$2,124	$(6,371)	$9,927

Capital Expenditures
United States	$433	$246	$960	$864
Canada	4,127	2,393	9,435	7,341
Europe	—	251	—	535
Australia	3,901	3,290	10,771	7,601
International Carrier Services	271	—	1,109	—
Other	177	230	514	806

Total	$8,909	$6,410	$22,789	$17,147

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

	September 30, 2011	December 31, 2010
Property and Equipment – Net
United States	$22,029	$8,039
Canada	52,130	56,476
Europe	2,947	1,650
Australia	77,288	70,261
Other	2,574	2,062

Total	$156,968	$138,488

	September 30, 2011	December 31, 2010
Assets
United States	$150,754	$107,298
Canada	186,804	206,310
Europe	52,321	52,278
Australia	138,581	137,225
Other	10,836	11,348

Total	$539,296	$514,459

The Company offers four main products — retail voice, ICS, Data/Internet and retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Retail voice	$92,463	$88,307	$278,755	$268,162
International carrier services	101,526	41,870	301,077	137,569
Data/Internet	51,928	50,111	155,841	145,267
Retail VoIP	8,747	7,911	25,216	24,811

Total	$254,664	$188,199	$760,889	$575,809

12. DISCONTINUED OPERATIONS

In the second quarter of 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter of 2010.

During the third quarter of 2010, the Company committed to dispose of and began actively soliciting the disposition of its Europe segment, also known as the Company’s remaining European retail operations. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter of 2010 and as a result, recorded a $40 thousand gain from the sale. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets to NewCall Telecom Ltd., for a sale price of approximately $6.8 million, including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded a gain of $2.4 million and a loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million. In addition, AFone assumed all of the existing liabilities of the France operations. Consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended	Three Months Ended
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net revenue	$(53)	$11,027
Operating expenses	375	17,974

Income (loss) from operations	(428)	(6,947)
Interest expense	—	(11)
Interest income and other income	—	1
Foreign currency transaction gain (loss)	(22)	(440)

Income (loss) before income tax	(450)	(7,397)
Income tax (expense) benefit	(1)	1,933

Income (loss) from discontinued operations	$(451)	$(5,464)

	Three Months Ended	Three Months Ended
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net revenue	$(65)	$35,430
Operating expenses	872	44,547

Income (loss) from operations	(937)	(9,117)
Interest expense	—	(35)
Interest income and other income	365	239
Foreign currency transaction gain (loss)	54	(639)

Income (loss) before income tax	(518)	(9,552)
Income tax (expense) benefit	(2)	1,871

Income (loss) from discontinued operations	$(520)	$(7,681)

13. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares for the Company include the dilutive effects of common shares issuable under our equity incentive plan, including stock options and RSUs, using the treasury stock method, as well as stock warrants and CVRs.

The Company had no dilutive common share equivalents during the three months and nine months ended September 30, 2011, due to the results of operations being a net loss. For the three months and nine months ended September 30, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

For the three months and nine months ended September 30, 2010, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.4 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Income (loss) from continuing operations	$(9,559)	$10,933	$(35,087)	$(1,080)
Income (loss) from discontinued operations, net of tax	(451)	(5,464)	(520)	(7,681)
Gain (loss) from sale of discontinued operations, net of tax	—	(389)	—	(196)

Net income (loss) attributable to common stockholders–basic and diluted	(10,010)	5,080	(35,607)	(8,957)

Weighted average common shares outstanding–basic and diluted	13,715	9,743	12,759	9,711

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.70)	$1.12	$(2.75)	$(0.11)
Income (loss) from discontinued operations	(0.03)	(0.56)	(0.04)	(0.79)
Gain (loss) from sale of discontinued operations	—	(0.04)	—	(0.02)

Net income (loss) attributable to common stockholders	$(0.73)	$0.52	$(2.79)	$(0.92)

14. SUBSEQUENT EVENTS

Globility’s Sale of Canadian Wireless Spectrum Assets

On October 5, 2011, Globility Communications Corporation (“Globility”), a Canadian local exchange carrier in which the Company indirectly owns a 45.6% interest in compliance with Canadian telecommunication laws, completed the sale of its fixed wireless spectrum licenses in 29 rural and urban markets across Canada for CAD$15 million (approximately USD$15 million) resulting in a net gain before taxes of approximately CAD$13.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited condensed consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010. You should review the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company’s acquisition of Arbinet was an all stock transaction and the Merger Agreement was based upon a Primus common stock per share price of $9.57. The exchange formula provided by the Merger Agreement established the number of common shares required to consummate the merger. The number of common shares established by the Merger Agreement remained constant from the execution of the Merger Agreement through the closing date, February 28, 2011, and as a result, increases in the market price of Primus’s common stock had the effect of increasing the total fair value of the consideration and therefore increased the amount of the purchase price allocable to goodwill. On February 28, 2011, the final consideration to be allocated to Arbinet’s net assets under ASC No. 805 was valued at approximately $50.6 million and was based upon a Primus common stock per share price of $15.60.

The significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet triggered the requirement for the Company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company recorded the preliminary purchase accounting during the first quarter of 2011. See Note 3 — “Acquisitions” and Note 4 — “Goodwill and Other Intangible Assets” to the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Recent Developments Involving Existing Notes That May Impact Future Results and Liquidity

On July 7, 2011, Holding in connection with the consummation of the Exchange Offers and the Consent Solicitation, issued $240.2 million aggregate principal amount of 10% Notes. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017.

The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the Guarantors, including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Company that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Company that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The 10% Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The 10% Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The 10% Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the 10% Notes Indenture.

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110.00% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, Holding must give holders of the 10% Notes an opportunity to sell their 10% Notes to Holding at a purchase price of 101% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If the Company or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the 10% Notes at 100% of their principal amount, plus accrued and unpaid interest.

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

Under the 10% Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the 10% Notes, in the future that is subject to security interests in the same collateral as the 10% Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the 10% Notes) equal to 2.25 times consolidated EBITDA of the Company for the prior four fiscal quarters.

Following the completion of the Exchange Offers and Consent Solicitation, Units representing $2.4 million aggregate principal amount of 13% Notes remain outstanding, and the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

Following the completion of the Exchange Offers and related transactions, all obligations with respect to the 14 1/4% Notes were discharged.

New York Stock Exchange Listing

On June 23, 2011, we began to list our common stock on the New York Stock Exchange under the ticker symbol, “PTGI.” At that time, trading of our common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

Globility’s Agreement to Sell Canadian Wireless Spectrum Assets

On October 5, 2011, Globility Communications Corporation (“Globility”), a Canadian local exchange carrier in which Primus indirectly owns a 45.6% interest in compliance with Canadian telecommunication laws, completed the sale of its fixed wireless spectrum licenses in 29 rural and urban markets across Canada for CAD$15 million (approximately USD$15 million), resulting in a net gain before taxes of approximately CAD$13.4 million.

Foreign Currency

Foreign currency can have a major impact on our financial results. During the nine months ended September 30, 2011, approximately 82% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. Although the European dispositions and the Arbinet merger should reduce the percentage of our net revenue derived outside the U.S., in the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S. Therefore, changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”) and USD/British pound (“GBP”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foreign currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the CAD, there could be a negative or positive effect on the reported results for our Canadian operating segment, depending upon whether the business in our Canadian operating segment is operating profitably or at a loss. It takes more profits in CAD to generate the same amount of profits in USD and a greater loss in CAD to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the CAD, there is a positive effect on reported profits and a negative effect on the reported losses for our Canadian operating segment.

In the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP, Brazilian Real (“BRL”) and Euro (“EUR”). The following tables demonstrate the impact of currency exchange rate fluctuations on the net revenue of our foreign operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

Net Revenue by Location, including Discontinued Operations — in USD

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Variance	Variance %	2011	2010	Variance	Variance %
Canada	62,867	56,876	5,991	10.5%	187,763	172,376	15,387	8.9%
Australia	71,684	68,360	3,324	4.9%	217,098	205,745	11,353	5.5%
United Kingdom	71,511	24,776	46,735	188.6%	193,629	70,530	123,099	174.5%
Europe (1) , (2)	98	1,507	(1,409)	-93.5%	87	21,389	(21,302)	-99.6%
Brazil	7,146	9,021	(1,875)	-20.8%	21,215	21,341	(126)	-0.6%

Net Revenue by Location, including Discontinued Operations — in Local Currencies

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Variance	Variance %	2011	2010	Variance	Variance %
Canada (in CAD)	61,457	59,144	2,313	3.9%	183,430	178,619	4,811	2.7%
Australia (in AUD)	68,159	75,787	(7,628)	-10.1%	208,875	229,531	(20,656)	-9.0%
United Kingdom (in GBP)	44,382	16,019	28,363	177.1%	119,611	46,143	73,468	159.2%
Europe (1) , (2) (in EUR)	(27)	5,968	(5,995)	-100.5%	(34)	36,850	(36,884)	-100.1%
Brazil (in BRL)	11,602	15,909	(4,307)	-27.1%	34,510	38,114	(3,604)	-9.5%

(1)	Europe includes only subsidiaries whose functional currency is the Euro.
(2)	Includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission disclosure rules, the Company’s results of operations for the three months and nine months ended September 30, 2011 as compared to the three months and nine months ended September 30, 2010.

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues are derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with US GAAP using local currency) and converted such amounts utilizing the same USD to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations.

Discontinued Operations

2010 Developments — During 2010 the Company classified its Europe segment, which is also known as European retail operations, as discontinued operations. As a result, the Company has applied retrospective adjustments to reflect the effects of the discontinued operations during 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The Company did not retrospectively adjust its condensed consolidated balance sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented. See Note 12 — “Discontinued Operations” to the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended	Three Months Ended
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net revenue	$(53)	$11,027
Operating expenses	375	17,974

Income (loss) from operations	(428)	(6,947)
Interest expense	—	(11)
Interest income and other income	—	1
Foreign currency transaction gain (loss)	(22)	(440)

Income (loss) before income tax	(450)	(7,397)
Income tax (expense) benefit	(1)	1,933

Income (loss) from discontinued operations	$(451)	$(5,464)

	!Three Months Ended	!Three Months Ended
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net revenue	$(65)	$35,430
Operating expenses	872	44,547

Income (loss) from operations	(937)	(9,117)
Interest expense	—	(35)
Interest income and other income	365	239
Foreign currency transaction gain (loss)	54	(639)

Income (loss) before income tax	(518)	(9,552)
Income tax (expense) benefit	(2)	1,871

Income (loss) from discontinued operations	$(520)	$(7,681)

Results of Operations

Results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Net revenue: Net revenue, exclusive of the currency effect, increased $49.2 million, or 26.1%, to $237.4 million for the three months ended September 30, 2011 from $188.2 million for the three months ended September 30, 2010. This increase is primarily attributable to the inclusion of Arbinet revenue within ICS, following the merger, offset in part principally by revenue declines in Australia and Brazil, exclusive of currency effect. Inclusive of the currency effect, which accounted for an increase of $17.3 million, net revenue increased $66.5 million to $254.7 million for the three months ended September 30, 2011 from $188.2 million for the three months ended September 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	59,098	24.9%	56,876	30.2%	2,222	3.9%	3,769	62,867	24.7%
Australia	61,502	25.9%	68,360	36.4%	(6,858)	-10.0%	10,182	71,684	28.1%
International Carrier Services	98,708	41.6%	41,870	22.2%	56,838	135.7%	2,818	101,526	39.9%
United States	11,246	4.7%	12,072	6.4%	(826)	-6.8%	—	11,246	4.4%
Other	6,791	2.9%	9,021	4.8%	(2,230)	-24.7%	550	7,341	2.9%

Total Revenue	237,345	100.0%	188,199	100.0%	49,146	26.1%	17,319	254,664	100.0%

Canada: Canada net revenue, exclusive of the currency effect, increased $2.2 million, or 3.9%, to $59.1 million for the three months ended September 30, 2011 from $56.9 million for the three months ended September 30, 2010. The net revenue increase is primarily attributable to an increase of $5.1 million in local services, and an increase of $1.2 million in Internet, VoIP, data and hosting services offset, in part, by a decrease of $2.2 million in retail voice services, a decrease of $1.7 million in prepaid voice services and a decrease of $0.2 million in wireless services. Inclusive of the currency effect, which accounted for a $3.8 million increase, net revenue increased $6.0 million to $62.9 million for the three months ended September 30, 2011 from $56.9 million for the three months ended September 30, 2010.

Australia: Australia net revenue, exclusive of the currency effect, decreased $6.9 million, or 10.0%, to $61.5 million for the three months ended September 30, 2011 from $68.4 million for the three months ended September 30, 2010. The net revenue decrease is primarily attributable to a decrease of $3.3 million in business voice services, a decrease of $2.2 million in residential voice, a decrease of $1.2 million in Internet services, a decrease of $0.4 million in DSL services, and a decrease of $0.1 million in other services offset, in part, by an increase of $0.3 million in wireless and VoIP services. Inclusive of the currency effect, which accounted for a $10.2 million increase, net revenue increased $3.3 million to $71.7 million for the three months ended September 30, 2011 from $68.4 million for the three months ended September 30, 2010.

International Carrier Services: ICS net revenue, exclusive of the currency effect, increased $56.8 million, or 135.7%, to $98.7 million for the three months ended September 30, 2011 from $41.9 million for the three months ended September 30, 2010. The net revenue increase is primarily due to the acquisition of Arbinet, which provided net revenue of $53.6 million, an increase of $2.5 million in U.S. carrier services and an increase of $0.7 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $2.8 million increase, net revenue increased $59.6 million to $101.5 million for the three months ended September 30, 2011, from $41.9 million for the three months ended September 30, 2010.

United States: United States net revenue decreased $0.9 million, or 6.8%, to $11.2 million for the three months ended September 30, 2011 from $12.1 million for the three months ended September 30, 2010. The decrease is primarily attributable to a decrease of $0.7 million in retail voice services and a decrease of $0.2 million in Internet services.

Other: Other net revenue, exclusive of the currency effect, decreased $2.2 million, or 24.7%, to $6.8 million for the three months ended September 30, 2011 from $9.0 million for the three months ended September 30, 2010. The revenue decrease is primarily due to a decrease in carrier voice services. Inclusive of the currency effect, which accounted for a $0.5 million increase, net revenue decreased $1.7 million to $7.3 million for the three months ended September 30, 2011 from $9.0 million for the three months ended September 30, 2010.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $46.8 million to $167.6 million, or 70.6% of net revenue, for the three months ended September 30, 2011 from $120.8 million, or 64.2% of net revenue, for the three months ended September 30, 2010 primarily due to a shift to higher volume lower margin products resulting from the acquisition of Arbinet. Inclusive of the currency effect, which accounted for an $11.1 million increase, cost of revenue increased $57.9 million to $178.7 million for the three months ended September 30, 2011 from $120.8 million for the three months ended September 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	27,508	46.5%	25,500	44.8%	2,008	7.9%	1,785	29,293	46.6%
Australia	36,467	59.3%	42,101	61.6%	(5,634)	-13.4%	6,125	42,592	59.4%
International Carrier Services	92,936	94.2%	39,708	94.8%	53,228	134.0%	2,745	95,681	94.2%
United States	5,673	50.4%	5,793	48.0%	(120)	-2.1%	—	5,673	50.4%
Other	5,055	74.4%	7,756	86.0%	(2,701)	-34.8%	418	5,473	74.6%

Total Cost of Revenue	167,639	70.6%	120,858	64.2%	46,781	38.7%	11,073	178,712	70.2%

Canada: Canada cost of revenue, exclusive of the currency effect, increased $2.0 million to $27.5 million, or 46.5% of net revenue, for the three months ended September 30, 2011 from $25.5 million, or 44.8% of net revenue, for the three months ended September 30, 2010. The increase is primarily attributable to an increase of $2.7 million in the costs of local services, an increase of $1.3 million in the costs of Internet and VoIP services offset, in part, by a decrease of $1.1 million in costs of retail voice services, a decrease of $0.8 million in costs of prepaid services and a decrease of $0.1 million in costs of wireless services. Inclusive of the currency effect, which accounted for a $1.8 million increase, cost of revenue increased $3.8 million to $29.3 million for the three months ended September 30, 2011 from $25.5 million for the three months ended September 30, 2010.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $5.6 million to $36.5 million, or 59.3% of net revenue, for the three months ended September 30, 2011 from $42.1 million, or 61.6% of net revenue, for the three months ended September 30, 2010. The decrease is primarily attributable to the $6.9 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $6.1 million increase, cost of revenue increased $0.5 million to $42.6 million for the three months ended September 30, 2011 from $42.1 million for the three months ended September 30, 2010.

International Carrier Services: ICS cost of revenue, exclusive of the currency effect, increased $53.2 million to $92.9 million, or 94.2% of net revenue, for the three months ended September 30, 2011 from $39.7 million, or 94.8% of net revenue, for the three months ended September 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided cost of revenue of $50.0 million, an increase of $2.1 million in U.S. carrier services and an increase of $1.1 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $2.8 million increase, cost of revenues increased $56.0 million to $95.7 million for the three months ended September 30, 2011 from $39.7 million for the three months ended September 30, 2010.

United States: United States cost of revenue decreased $0.1 million to $5.7 million, or 50.4% of net revenue, for the three months ended September 30, 2011 from $5.8 million, or 48.0% of net revenue, for the three months ended September 30, 2010. The decrease is primarily attributable to the $0.9 million decrease in net revenue.

Other: Other cost of revenue, exclusive of the currency effect, decreased $2.7 million to $5.1 million, or 74.4% of net revenue, for the three months ended September 30, 2011 from $7.8 million, or 86.0% of net revenue, for the three months ended September 30, 2010. The decrease is primarily attributable to the decrease in net revenue of $2.2 million. Inclusive of the currency effect, which accounted for a $0.4 million increase, cost of revenue decreased $2.3 million to $5.5 million for the three months ended September 30, 2011 from $7.8 million for the three months ended September 30, 2010.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $1.8 million to $49.8 million, or 21.0% of net revenue, for the three months ended September 30, 2011 from $51.6 million, or 27.4% of net revenue, for the three months ended September 30, 2010. Inclusive of the currency effect, which accounted for a $4.0 million increase, selling, general and administrative expenses increased $2.2 million to $53.8 million for the three months ended September 30, 2011 from $51.6 million for the three months ended September 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	18,907	32.0%	20,048	35.2%	(1,141)	-5.7%	1,191	20,098	32.0%
Australia	15,898	25.8%	17,214	25.2%	(1,316)	-7.6%	2,740	18,638	26.0%
International Carrier Services	5,086	5.2%	1,634	3.9%	3,452	211.3%	34	5,120	5.0%
United States	5,003	44.5%	5,379	44.6%	(376)	-7.0%	—	5,003	44.5%
Other	1,228	18.1%	1,395	15.5%	(167)	-12.0%	84	1,312	17.9%
Corporate	3,667	—	5,906	—	(2,239)	-37.9%	—	3,667	—

Total SG&A	49,789	21.0%	51,576	27.4%	(1,787)	-3.5%	4,049	53,838	21.1%

Canada: Canada selling, general and administrative expenses, exclusive of the currency effect, decreased $1.2 million to $18.9 million, or 32.0% of net revenue, for the three months ended September 30, 2011 from $20.1 million, or 35.2% of net revenue, for the three months ended September 30, 2010. The decrease is attributable to a decrease of $0.9 million in salaries and benefits, a decrease of $0.5 million in sales and marketing expenses, a decrease of $0.3 million in professional fees and a decrease of $0.2 million in occupancy expense offset, in part, by an increase of $0.5 million in advertising expenses and an increase of $0.2 million in general and administrative expense. Inclusive of the currency effect, which accounted for a $1.2 million increase, selling, general and administrative expenses remained constant for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $1.3 million to $15.9 million, or 25.8% of net revenue, for the three months ended September 30, 2011 from $17.2 million, or 25.2% of net revenue, for the three months ended September 30, 2010. The decrease is primarily attributable to a decrease of $0.6 million in advertising expenses, a decrease of $0.4 million in salaries and benefits, a decrease of $0.2 million in occupancy expense, a decrease of $0.1 million in general and administrative expense and a decrease of $0.1 million in sales and marketing expenses offset, in part, by an increase of $0.1 million in travel and entertainment expense. Inclusive of the currency effect, which accounted for a $2.7 million increase, selling, general and administrative expense increased $1.4 million to $18.6 million for the three months ended September 30, 2011 from $17.2 million for the three months ended September 30, 2010.

International Carrier Services: ICS selling, general and administrative expenses, exclusive of the currency effect, increased $3.5 million to $5.1 million, or 5.2% of net revenue, for the three months ended September 30, 2011 from $1.6 million, or 3.9% of net revenue, for the three months ended September 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided selling, general and administrative expense of $3.4 million and an increase of $0.2 million in US carrier services offset, in part, by a decrease of $0.1 million in Europe carrier services. The currency effect was immaterial. Included as a result of the acquisition of Arbinet, are $0.3 million of integration expenses and $0.2 million in severance expense.

United States: United States selling, general and administrative expenses decreased $0.4 million to $5.0 million, or 44.5% of net revenue, for the three months ended September 30, 2011 from $5.4 million, or 44.6% of net revenue, for the three months ended September 30, 2010. The decrease is attributable to a decrease of $0.5 million in general and administrative expenses, a decrease of $0.2 million in salaries and benefits, a decrease of $0.2 million in professional fees offset, in part, by an increase of $0.3 million in advertising expense and an increase of $0.2 million in sales and marketing expenses.

Other: Other selling, general and administrative expenses, exclusive of the currency effect, decreased $0.2 million to $1.2 million, or 18.1% of net revenue, for the three months ended September 30, 2011 from $1.4 million, or 15.5% of net revenue, for the three months ended September 30, 2010. The decrease is attributable to a decrease of $0.1 million in salaries and benefits and a decrease of $0.1 million in occupancy. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expenses decreased $0.1 million to $1.3 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010.

Corporate: Corporate selling, general and administrative expense decreased $2.2 million to $3.7 million for the three months ended September 30, 2011 from $5.9 million for the three months ended September 30, 2010. The decrease is attributable to a decrease of $1.9 million in salaries and benefits, a decrease of $0.4 million in professional fees and a decrease of $0.1 million in general and administrative expenses offset, in part, by an increase of $0.2 million in travel and entertainment expense.

Depreciation and amortization expense: Depreciation and amortization expense increased $3.1 million to $16.7 million for the three months ended September 30, 2011 from $13.6 million for the three months ended September 30, 2010. The increase was primarily the result of additional depreciation and amortization from Arbinet.

Interest expense and accretion (amortization) on debt discount/premium, net: Interest expense and accretion (amortization) on debt discount/premium, net increased $1.4 million to $10.0 million for the three months ended September 30, 2011 from $8.6 million for the three months ended September 30, 2010. The increase was due to an increase in our overall debt balance.

Gain (loss) on early extinguishment or restructuring of debt: Gain (loss) on early extinguishment or restructuring of debt was a loss of $6.9 million for the three months ended September 30, 2011, principally due to professional fees incurred as a result of the Exchange Offers.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $26.3 million to a loss of $12.3 million for the three months ended September 30, 2011 from a gain of $14.0 million for the three months ended September 30, 2010. The losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit was $3.1 million for the three months ended September 30, 2011 compared to a $3.2 million benefit for the three months ended September 30, 2010. For the three months ended September 30, 2011, the benefit was primarily attributable to our current period losses. For the three months ended September 30, 2010, the benefit is primarily attributable to the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets, the release of the valuation allowance on the deferred tax assets of our Australian subsidiary, and the release of withholding tax on interest payable on a cross-border intercompany loan.

Results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Net revenue: Net revenue, exclusive of the currency effect, increased $131.1 million, or 22.8%, to $706.9 million for the nine months ended September 30, 2011 from $575.8 million for the nine months ended September 30, 2010. This increase was due primarily to the inclusion of Arbinet revenue within ICS, following the merger, offset in part principally by revenue declines in Australia, exclusive of currency effect, and U.S. retail voice and VoIP. Inclusive of the currency effect, which accounted for an increase of $54.0 million, net revenue increased $185.1 million to $760.9 million for the nine months ended September 30, 2011 from $575.8 million for the nine months ended September 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	177,021	25.0%	172,376	29.9%	4,645	2.7%	10,742	187,763	24.7%
Australia	187,241	26.5%	205,745	35.8%	(18,504)	-9.0%	29,857	217,098	28.4%
International Carrier Services	289,574	41.0%	137,569	23.9%	152,005	110.5%	11,503	301,077	39.6%
United States	33,165	4.7%	38,778	6.7%	(5,613)	-14.5%	—	33,165	4.4%
Other	19,878	2.8%	21,341	3.7%	(1,463)	-6.9%	1,909	21,786	2.9%

Total Revenue	706,879	100.0%	575,809	100.0%	131,070	22.8%	54,011	760,889	100.0%

Canada: Canada net revenue, exclusive of the currency effect, increased $4.6 million, or 2.7%, to $177.0 million for the nine months ended September 30, 2011 from $172.4 million for the nine months ended September 30, 2010. The net revenue increase is primarily attributable to an increase of $7.9 million in retail voice services, an increase of $3.9 million in Internet, VoIP, data and hosting services offset, in part, by a decrease of $5.5 million in prepaid voice services, a decrease of $1.1 million in local services, and a decrease of $0.6 million in wireless services. Inclusive of the currency effect, which accounted for a $10.7 million increase, net revenue increased $15.3 million to $187.7 million for the nine months ended September 30, 2011 from $172.4 million for the nine months ended September 30, 2010.

Australia: Australia net revenue, exclusive of the currency effect, decreased $18.5 million, or 9.0%, to $187.2 million for the nine months ended September 30, 2011 from $205.7 million for the nine months ended September 30, 2010. The net revenue decrease is primarily attributable to a decrease of $7.5 million in business voice services, a decrease of $5.7 million in residential voice, a decrease of $4.6 million in Internet services, a decrease of $0.8 million in DSL services, and a decrease of $1.0 million in other services offset, in part, by an increase of $1.0 million in wireless services and an increase of $0.1 million in VoIP services. Inclusive of the currency effect, which accounted for a $29.9 million increase, net revenue increased $11.4 million to $217.1 million for the nine months ended September 30, 2011 from $205.7 million for the nine months ended September 30, 2010.

International Carrier Services: ICS net revenue, exclusive of the currency effect, increased $152.0 million, or 110.5%, to $289.6 million for the nine months ended September 30, 2011 from $137.6 million for the nine months ended September 30, 2010. The net revenue increase is primarily due to the acquisition of Arbinet, which provided net revenue of $148.4 million, and an increase of $14.3 million in US carrier services offset, in part, by a decrease of $10.7 million in Europe carrier services. Inclusive of the currency effect, which accounted for an $11.5 million increase, net revenue increased $163.5 million to $301.1 million for the nine months ended September 30, 2011, from $137.6 million for the nine months ended September 30, 2010.

United States: United States net revenue decreased $5.6 million, or 14.5%, to $33.2 million for the nine months ended September 30, 2011 from $38.8 million for the nine months ended September 30, 2010. The decrease is primarily attributable to a decrease of $3.4 million in retail voice services, a decrease of $1.8 million in VoIP services and a decrease of $0.4 million in Internet services.

Other: Other net revenue, exclusive of the currency effect, decreased $1.4 million, or 6.9% to $19.9 million for the nine months ended September 30, 2011 from $21.3 million for the nine months ended September 30, 2010. The revenue decrease is primarily due to a decrease in carrier voice services. Inclusive of the currency effect, which accounted for a $1.9 million increase, net revenue increased $0.5 million to $21.8 million for the nine months ended September 30, 2011 from $21.3 million for the nine months ended September 30, 2010.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $134.0 million to $500.8 million, or 70.8% of net revenue, for the nine months ended September 30, 2011 from $366.8 million, or 63.7% of net revenue, for the nine months ended September 30, 2010 primarily due to a shift to higher volume lower margin products resulting from the acquisition of Arbinet. Inclusive of the currency effect, which accounted for a $35.7 million increase, cost of revenue increased $169.7 million to $536.5 million for the nine months ended September 30, 2011 from $366.8 million for the nine months ended September 30, 2010.

							Currency	Inclusive of
	Exclusive of Currency Effect						Effect	Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	83,796	47.3%	77,707	45.1%	6,089	7.8%	5,112	88,908	47.4%
Australia	112,487	60.1%	125,004	60.8%	(12,517)	-10.0%	17,935	130,422	60.1%
International Carrier Services	273,677	94.5%	129,479	94.1%	144,198	111.4%	11,160	284,837	94.6%
United States	15,578	47.0%	16,957	43.7%	(1,379)	-8.1%	—	15,578	47.0%
Other	15,241	76.7%	17,662	82.8%	(2,421)	-13.7%	1,504	16,745	76.9%

Total Cost of Revenue	500,779	70.8%	366,809	63.7%	133,970	36.5%	35,711	536,490	70.5%

Canada: Canada cost of revenue, exclusive of the currency effect, increased $6.1 million to $83.8 million, or 47.3% of net revenue, for the nine months ended September 30, 2011 from $77.7 million, or 45.1% of net revenue, for the nine months ended September 30, 2010. The increase is primarily attributable to an increase of $10.7 million in the costs of voice services, an increase of $1.7 million in the costs of Internet services, and an increase of $0.6 million in the costs of VoIP services offset, in part, by a decrease of $3.4 million in costs of prepaid services, a decrease of $3.4 million in the costs of local services and a decrease of $0.1 million in the costs of wireless and data and hosting services. Inclusive of the currency effect, which accounted for a $5.1 million increase, cost of revenue increased $11.2 million to $88.9 million for the nine months ended September 30, 2011 from $77.7 million for the nine months ended September 30, 2010.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $12.5 million to $112.5 million, or 60.1% of net revenue, for the nine months ended September 30, 2011 from $125.0 million, or 60.8% of net revenue, for the nine months ended September 30, 2010. The decrease is primarily attributable to the $18.5 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $17.9 million increase, cost of revenue increased $5.4 million to $130.4 million for the nine months ended September 30, 2011 from $125.0 million for the nine months ended September 30, 2010.

International Carrier Services: ICS cost of revenue, exclusive of the currency effect, increased $144.2 million to $273.7 million, or 94.5% of net revenue, for the nine months ended September 30, 2011 from $129.5 million, or 94.1% of net revenue, for the nine months ended September 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided cost of revenue of $138.8 million, and an increase of $15.0 million in U.S. carrier services offset, in part, by a decrease of $9.6 million in Europe carrier services. Inclusive of the currency effect, which accounted for an $11.1 million increase, cost of revenues increased $155.3 million to $284.8 million for the nine months ended September 30, 2011 from $129.5 million for the nine months ended September 30, 2010.

United States: United States cost of revenue decreased $1.4 million to $15.6 million, or 47.0% of net revenue, for the nine months ended September 30, 2011 from $17.0 million, or 43.7% of net revenue, for the nine months ended September 30, 2010. The decrease is primarily attributable to the $5.6 million decrease in net revenue.

Other: Other cost of revenue, exclusive of the currency effect, decreased $2.4 million to $15.2 million, or 76.7% of net revenue, for the nine months ended September 30, 2011 from $17.6 million, or 82.8% of net revenue, for the nine months ended September 30, 2010. The decrease is primarily attributable to the decrease in net revenue of $1.4 million. Inclusive of the currency effect, which accounted for a $1.5 million increase, cost of revenue decreased $0.9 million to $16.7 million for the nine months ended September 30, 2011 from $17.6 million for the nine months ended September 30, 2010.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, increased $5.5 million to $155.1 million, or 21.9% of net revenue, for the nine months ended September 30, 2011 from $149.6 million, or 26.0% of net revenue, for the nine months ended September 30, 2010. Inclusive of the currency effect, which accounted for a $12.1 million increase, selling, general and administrative expenses increased $17.6 million to $167.2 million for the nine months ended September 30, 2011 from $149.6 million for the nine months ended September 30, 2010.

							Currency	Inclusive of
	Exclusive of Currency Effect						Effect	Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2011		September 30, 2010					September 30, 2011
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	56,551	31.9%	59,842	34.7%	(3,291)	-5.5%	3,417	59,968	31.9%
Australia	50,483	27.0%	50,932	24.8%	(449)	-0.9%	8,203	58,686	27.0%
International Carrier Services	16,077	5.6%	4,898	3.6%	11,179	228.2%	176	16,253	5.4%
United States	14,122	42.6%	17,712	45.7%	(3,590)	-20.3%	—	14,122	42.6%
Other	3,543	17.8%	3,646	17.1%	(103)	-2.8%	280	3,823	17.5%
Corporate	14,299	—	12,519	—	1,780	14.2%	—	14,299	—

Total SG&A	155,075	21.9%	149,549	26.0%	5,526	3.7%	12,076	167,151	22.0%

Canada: Canada selling, general and administrative expenses, exclusive of the currency effect, decreased $3.3 million to $56.5 million, or 31.9% of net revenue, for the nine months ended September 30, 2011 from $59.8 million, or 34.7% of net revenue, for the nine months ended September 30, 2010. The decrease is attributable to a decrease of $2.1 million in sales and marketing expenses, a decrease of $0.6 million in professional fees, a decrease of $0.5 million in salaries and benefits and a decrease of $0.3 million in occupancy expenses offset, in part, by an increase of $0.2 million in other expenses. Inclusive of the currency effect, which accounted for a $3.4 million increase, selling, general and administrative expense increased $0.1 million to $59.9 million for the nine months ended September 30, 2011 from $59.8 million for the nine months ended September 30, 2010.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $0.4 million to $50.5 million, or 27.0% of net revenue, for the nine months ended September 30, 2011 from $50.9 million, or 24.8% of net revenue, for the nine months ended September 30, 2010. The decrease is attributable to a decrease of $0.4 million in sales and marketing expenses, a decrease of $0.4 million in general and administrative expenses, a decrease of $0.2 million in advertising expenses a decrease of $0.1 million in professional fees offset, in part, by an increase of $0.6 million in salaries and benefits and an increase of $0.1 million in travel and entertainment expenses. Inclusive of the currency effect, which accounted for a $8.2 million increase, selling, general and administrative expense increased $7.8 million to $58.7 million for the nine months ended September 30, 2011 from $50.9 million for the nine months ended September 30, 2010.

International Carrier Services: ICS selling, general and administrative expenses, exclusive of the currency effect, increased $11.2 million to $16.1 million, or 5.6% of net revenue, for the nine months ended September 30, 2011 from $4.9 million, or 3.6% of net revenue, for the nine months ended September 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided selling, general and administrative expense of $10.5 million, and an increase of $0.9 million in US carrier services offset, in part, by a decrease of $0.2 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $0.2 million increase, selling, general and administrative expense increased $11.4 million to $16.3 million for the nine months ended September 30, 2011 from $4.9 million for the nine months ended September 30, 2010. Included as a result of the acquisition of Arbinet are $1.0 million of integration expenses and $1.3 million in severance expense.

United States: United States selling, general and administrative expenses decreased $3.6 million to $14.1 million, or 42.6% of net revenue, for the nine months ended September 30, 2011 from $17.7 million, or 45.7% of net revenue, for the nine months ended September 30, 2010. The decrease is attributable to a decrease of $2.4 million in general and administrative expenses, a decrease of $1.3 million in salaries and benefits, a decrease of $0.4 million in occupancy expenses, a decrease of $0.2 million in professional fees and a decrease of $0.1 million in travel and entertainment expenses offset, in part, by an increase of $0.8 million in advertising expenses.

Other: Other selling, general and administrative expense, exclusive of the currency effect, decreased $0.1 million to $3.5 million, or 17.8% of net revenue, for the nine months ended September 30, 2011 from $3.6 million, or 17.1% of net revenue, for the nine months ended September 30, 2010. The decrease is primarily attributable to a decrease of $0.1 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $0.3 million increase, selling, general and administrative expense increased $0.2 million to $3.8 million for the nine months ended September 30, 2011 from $3.6 million for the nine months ended September 30, 2010.

Corporate: Corporate selling, general and administrative expense increased $1.8 million to $14.3 million for the nine months ended September 30, 2011 from $12.5 million for the nine months ended September 30, 2010. The increase is attributable to an increase of $0.6 million in general and administrative expenses, an increase of $0.5 million in professional fees, an increase of $0.4 million in travel and entertainment expense and an increase of $0.3 million in occupancy expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $0.8 million to $48.9 million for the nine months ended September 30, 2011 from $49.7 million for the nine months ended September 30, 2010. The decrease was primarily the result of certain assets revalued at the time of fresh start accounting and depreciated over a one year life which ended on June 30, 2010, offset in part, by additional depreciation and amortization from Arbinet.

Goodwill impairment expense: The Company expensed $14.7 million of goodwill in the first quarter of 2011 due to the acquisition price of Arbinet Corporation. See Note 3 — “Acquisitions” and Note 4 — “Goodwill and Other Intangible Assets” to the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Interest expense and accretion (amortization) on debt discount/premium, net: Interest expense and accretion (amortization) on debt discount/premium, net decreased $0.1 million to $26.7 million for the nine months ended September 30, 2011 from $26.8 million for the nine months ended September 30, 2010. The decrease was due to the $24.0 million principal payment of the 14 1/4% Senior Secured Notes in April 2011, partially offset by an increase in our overall debt balance.

Gain (loss) on early extinguishment or restructuring of debt: Gain (loss) on early extinguishment or restructuring of debt was a loss of $6.9 million for the nine months ended September 30, 2011, principally due to professional fees incurred as a result of the Exchange Offers, as compared to a gain of $0.2 million for the nine months ended September 30, 2010.

Gain (loss) from contingent value rights valuation: The change in value of the contingent value rights increased $9.5 million to a gain of $7.1 million for the nine months ended September 30, 2011 from a loss of $2.4 million for the nine months ended September 30, 2010. This decrease is attributable to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $16.1 million to a loss of $5.9 million for the nine months ended September 30, 2011 from a gain of $10.2 million for the nine months ended September 30, 2010. The losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit was $2.5 million for the nine months ended September 30, 2011 compared to a $7.3 million benefit for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the benefit was primarily attributable to our current period losses. For the nine months ended September 30, 2010, the benefit is primarily attributable to the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets, the release of the valuation allowance on the deferred tax assets of our Australian subsidiary, and the release of withholding tax on interest payable on a cross-border intercompany loan.

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

Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2011. Net loss, net of non-cash operating activities provided $41.0 million of cash. This increase, combined with an increase in accrued interest of $4.0 million, was partially offset by a decrease of $10.8 million in accrued expenses, deferred revenue, other current liabilities and other liabilities, net and a decrease of $12.0 million in accounts payable.

Net cash provided by operating activities was $37.3 million for the nine months ended September 30, 2010. Net loss, net of non-cash operating activities provided $41.3 million in cash. This increase, combined with an increase in accrued interest of $8.5 million as payments of interest on long term debt occur in the second and fourth quarters of each calendar year, was partially offset by a decrease of $6.9 million in accounts payable and a decrease of $5.8 million in accrued interconnection costs.

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2011, which included $22.8 million used for capital expenditures, offset by $9.6 million provided by cash acquired from acquisition of businesses and $4.1 million from the sale of marketable securities.

Net cash used in investing activities was $16.2 million for the nine months ended September 30, 2010, which included $17.1 million for capital expenditures, partially offset by $0.7 million of proceeds from asset dispositions and $0.3 million, net received for the disposition of the Company’s Belgian operations.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2011, we had $27.2 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company and/or its subsidiaries will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including efforts to invest in the Company’s network, systems and product initiatives and to strengthen its balance sheet.

As of September 30, 2011, we have $18.6 million in future minimum purchase obligations, $79.3 million in future operating lease payments and $255.8 million of indebtedness. At September 30, 2011, approximately $88 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.2 million for the nine months ended September 30, 2011.

Contractual Obligations

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2011:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	Purchase Obligations	Operating Leases	Total
2011 (as of September 30, 2011)	$310	$140	$6,673	$7,988	$4,943	$20,054
2012	2,903	312	24,023	6,473	17,808	51,519
2013	3,211	312	24,023	2,499	14,548	44,593
2014	3,028	312	24,023	1,545	10,215	39,123
2015	3,000	312	24,023	54	8,148	35,537
Thereafter	3,000	2,716	271,260	—	23,636	300,612

Total minimum principal & interest payments	15,452	4,104	374,025	18,559	79,298	491,438
Less: Amount representing interest	(2,307)	(1,701)	(133,795)	—	—	(137,803)

Total long-term obligations	$13,145	$2,403	$240,230	$18,559	$79,298	$353,635

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain or incorporate a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

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

•

increased competitive pressures, declining usage patterns, and our growth products, bundled service offerings, the pace and cost of customer migration onto our networks and the effectiveness and profitability of our growth products;

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

Foreign currency exchange rates — Foreign currency can have a major impact on our financial results. During the nine months ended September 30, 2011, approximately 82% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. Although the European dispositions and the Arbinet merger should reduce the percentage of our net revenue derived outside the U.S., in the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S. Therefore, changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”) and USD/British pound (“GBP”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foreign currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the CAD, there could be a negative or positive effect on the reported results for our Canadian operating segment, depending upon whether the business in our Canadian operating segment is operating profitably or at a loss. It takes more profits in CAD to generate the same amount of profits in USD and a greater loss in CAD to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the CAD, there is a positive effect on reported profits and a negative effect on the reported losses for our Canadian operating segment.

In the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, the USD was weaker on average as compared to the CAD, AUD and GBP. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD and GBP increased (decreased) 2.7%, (9.0%) and 159.2%, respectively, in their local currencies compared to the nine months ended September 30, 2010, and increased 8.9%, 5.5% and 174.5%, respectively, in USD.

Valuation of derivatives — We issued Contingent Value Rights (CVRs) to certain shareholders pursuant to the terms of the Reorganization Plan. Upon issuance, we estimated the fair value of the CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million as part of fresh-start accounting. We adjust the estimated fair value of our CVRs quarterly. Our estimates of fair value of the CVRs are correlated to, and reflective of, our common stock price trends. In general, as the value of the our common stock increases, the estimated fair value of the CVRs also increases and, as a result, we recognize a change in value of the CVRs as loss from contingent value rights valuation, conversely and also in general, as the value of our common stock decreases, the estimated fair value of the CVRs also decreases and, as a result, we recognize a change in value of the CVRs as gain from contingent value rights valuation. Because the value of our common stock fluctuates, the gain or loss recognized in our financial statements may vary from quarter to quarter.

Interest rates — Our 13% Senior Secured Notes and 10% Senior Secured Notes are issued and outstanding at fixed interest rates of 13% and 10%, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, and as a result of the material weakness described in the Company’s 2010 Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the Company’s determination that the controls in place over accounting for income taxes did not operate effectively as of December 31, 2010, we engaged our former Corporate Tax Director as a consultant to coordinate and work with our new Corporate Tax Director to fully document tax processes and controls and to perform a complete knowledge transfer of the existing procedures. We also hired third party tax consultants to evaluate, document and make recommendations to improve the current tax reporting process and documentation of tax positions. Based on the third party consultant recommendations and management’s review, controls have been fully documented, knowledge transfer has been completed, and our new Corporate Tax Director is positioned to ensure the implementation of our revised tax controls. These controls will be tested by Management in the fourth quarter, 2011 as part of the overall assessment of internal control over financial reporting, at which point a determination will be made as to whether the material weakness has been sufficiently addressed. Notwithstanding the existence of a material weakness in our internal controls over accounting for income taxes as of December 31, 2010, we believe, to the best of our knowledge, our previously filed financial statements (as amended) fairly present, in all material respects, our financial condition and results of operations in conformity with U.S GAAP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or its subsidiaries or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not currently believe that these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, resulted of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended September 30, 2011, we repurchased the following shares of common stock in connection with our stock repurchase program:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or programs (in millions)
July 1, 2011 to July 31, 2011	—	$—	$—	$—
August 1, 2011 to August 31, 2011	—	$—	$—	$15.0
September 1, 2011 to September 30, 2011	31,626	$11.92	$—	$14.6

Total	31,626	$11.92	$—	$14.6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 14, 2011	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz Chief Financial Officer and Senior Vice President, Information Technology (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A, filed July 1, 2009)

3.2	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated (as adopted and in effect on November 9, 2010) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed November 10, 2010)

4.1	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed July 1, 2009)

4.2	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed July 1, 2009)

4.3	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A, filed July 1, 2009)

4.4	Indenture, dated as of December 22, 2009, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the Guarantors party thereto, The Bank of New York Mellon, as Trustee, U.S. Bank National Association, as U.S. Collateral Trustee, and Computershare Trust Company of Canada, as Canadian Collateral Trustee, relating to the 13% Notes (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed December 24, 2009)

4.5	Form of Unit comprised of $653.85 principal amount of 13% Notes issued by Primus Telecommunications Holding, Inc. and $346.15 principal amount of 13% Notes issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.4)

4.6	Form of 13% Note issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.4)

4.7	Form of 13% Note issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.4)

4.8	Specimen of Common Stock (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 8-A, filed July 1, 2009)

4.9	Indenture, dated as of July 7, 2011, by and among Primus Telecommunications Holding, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee and collateral trustee, relating to the 10% Notes (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed July 8, 2011)

4.10	Form of 10% Note issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.9)

4.11	Supplemental Indenture, dated as of July 5, 2011, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the guarantors named therein, The Bank of New York Mellon, as trustee, U.S. Bank National Association, as U.S. collateral trustee, and Computershare Trust Company of Canada, as Canadian collateral trustee, supplementing the 13% Notes Indenture (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K, filed July 8, 2011)

10.1*	Form of Time-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended.

10.2*	Form of Performance-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended.

10.3*	Form of Nonqualified Stock Option Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended.

10.4*	Form of Nonqualified Stock Option Agreement for Non-Employee Director Grants under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended.

31*	Certifications.

32(*)(**)	Certifications.

101***	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 , or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.