Form 10-K
period 2011-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2012-03-15
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The fair market value of the stock held by non-affiliates is $205,428,540 based on the sale price of the shares on June 30, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 15, 2012, 13,825,277 shares of Common Stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Introductory Note

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in Australia, Canada, and the United States. Our primary markets are Australia and Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services.

Our focus is on expanding our Growth Services, which includes our broadband, SME VoIP, Australian on-network local services, data, and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline services, including Australia off-network local services, wireless, residential VoIP services, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We also provide our International Carrier Services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

On February 28, 2011, we completed the merger (the “Merger”) of PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into Arbinet Corporation (“Arbinet”). As a result of the Merger, Arbinet became a wholly-owned subsidiary of the Company. In connection with the Merger, each share of Arbinet’s common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock. The Company is in the process of integrating Arbinet’s operations and network platform into the Company’s International Carrier Services segment.

Unless we indicate otherwise, references in this filing to “we,” “us,” “our,” “PTGi,” and “the Company” mean Primus Telecommunications Group, Incorporated and its subsidiaries and affiliates

ITEM 1.	BUSINESS

General

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in Australia, Canada, and the United States. Our primary markets are Australia and Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services.

Our focus is on expanding our Growth Services, which includes our broadband, SME VoIP, Australian on-network local services, data, and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline services, including Australia off-network local services, wireless, residential VoIP services, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We also provide our International Carrier Services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. We were formed as a corporation under the laws of Delaware in 1994.

Through our increased investments in infrastructure and sales and marketing spending focused on our Growth Services we believe that over time our growth in revenue from Growth Services will exceed the decline in our revenue from Traditional Services, and that Growth Services will therefore increase as a percentage of our total retail revenue.

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (“SMEs”), multinational corporations, residential customers, and other telecommunication carriers and resellers. We provide services over our global, facilities-based network, which consists of:

•	11 data centers in 7 cities in Canada and Australia (this includes 1 data center under construction in Toronto)

•

19 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, western Europe and the Asia-Pacific region;

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

Our Services

Within our three main service categories, Growth Services, Traditional Services and International Carrier Services, we offer our customers a wide range of products, including:

Growth Services:

•	data center services (colocation and managed services);

•	Internet, including residential and business broadband services;

•	SME VoIP services;

•	local landline services in Australia that utilize our owned network (or “on-net” or “on-network” services); and

•	data, including frame relay.

Traditional Services:

•	domestic and international long-distance voice services;

•	local landline services, including local services in Australia that do not utilize our owned network (or “off-net” or “off-network” services);

•	prepaid phone card services;

•	residential VoIP services;

•	wireless Mobile Virtual Network Operator (MVNO) services; and

•	dial-up Internet services.

International Carrier Services:

•	Internet-based protocol and time-division multiplexing international carrier services access and transport.

More specifically, our International Carrier Services segment (or “ICS”) combines our recently acquired Arbinet subsidiary with our existing international wholesale operations. ICS is now the only major global provider to offer international carrier services customers the option to either acquire direct international connections through traditional interconnect arrangements or manage their access needs through the world’s leading online voice trading exchange—thexchangeTM (the “Exchange”). The Arbinet acquisition has substantially increased the scale of ICS’ global wholesale business, adding approximately 7.6 billion minutes annually and approximately $250 million in consolidated annual revenue. With this addition, ICS is currently ranked among the leading international telecommunications carrier service providers in the world based on number of minutes carried annually.

Growth Opportunities

We continue to selectively target growth opportunities in areas of growing demand for telecommunications, including broadband, SME VoIP, Australian on-net local services, data, and data hosting center services. In order to accomplish this objective, we have sought, and continue to seek to:

•

manage our Traditional Services business for cash flow generation and prudently reinvest that cash flow in additional sales and marketing spending to gain market share, develop innovative and differentiated services, expand coverage and capacity of our existing network infrastructure to service new customers and to migrate existing customers onto our network and meet our debt service obligations;

•	prudently expand Growth Services through our enhanced sales and marketing programs in order to steadily improve net revenue and contribution from these Growth Services; and

•	make targeted and prudent investments in support systems intended to reduce customer churn and customer service costs.

Strategy

PTGi’s objective is to continue to unlock the value intrinsic in the sum of its parts by building a scalable platform for growth, expanding margins and positive free cash flow by capturing existing and new consumer and SME opportunities in its primary markets, and by evaluating its asset portfolio to invest in sustainable growth businesses and divest non-core assets. Key elements of the Company’s strategy to achieve these objectives include:

•

Manage Traditional Services for Cash Flow and Reinvest in Growth Services. As the overall market shifts towards IP-based, wireless and broadband communications, PTGi actively manages its profitable base of Traditional Services, such as long distance voice and prepaid cards, to maximize free cash flow. This cash flow is then reinvested into the expansion of higher margin, on-network and high-ROI projects and services such as data centers, SME VoIP, data, and metro fiber services. Specifically, PTGi is expanding its base of 11 data centers to meet the ongoing demand in Canada and Australia for high quality, competitively priced services; and is lighting its metro fiber rings in the largest markets in Australia, positioning the company to enter the over 5,000 commercial buildings it passes with state-of-the-art high-capacity enterprise services. This overall strategy is enabling PTGi to expand operating margins while funding substantial new growth initiatives that, in combination with strategic tuck-in acquisitions, should over time exceed the decline in revenue from Traditional Services.

•

Focus on Primary Markets of Australia and Canada, Where PTGi is an Established Alternative Telecom Provider, and on International Carrier Services. PTGi is focused on investing in its primary markets of Australia and Canada where the Company has the scalability, network and service offerings to effectively compete. The Company is also leveraging its scale in Canada to take advantage of the large market opportunity in the U.S. for next generation business voice and managed data center services. The Primus brand name is well recognized nationally in Canada and Australia. Additionally, through the Arbinet acquisition, PTGi has substantially increased the scale and competitiveness of International Carrier Services, its global wholesale unit, which is now the only major global provider to offer international carrier services customers the option to either acquire direct international connections through traditional interconnect arrangements or manage their access needs through the Exchange.

•

Bundle Traditional Voice Services with Growth Products to Increase Margins and Create Customer Loyalty. By bundling its traditional voice services with one or more of its local, broadband, wireless, data and data center services, combined with a prudent approach to sales and marketing investment, PTGi is able to increase net revenue per customer, enhance its profitability and improve its competitive ability to attract and retain additional new customers.

•

Leverage Network Infrastructure to Accelerate On-Net and Facilities-Based Services Growth. PTGi has made significant capital investments in its global and local network infrastructure and actively targets customers it can serve through its own facilities (on-net) which provide higher margins, improved provisioning processes and better overall customer retention. By increasing the volume of voice and data traffic that PTGi carries over its network, or through its ongoing initiatives of migrating existing customers on-net, the Company is able to reduce operating costs as a percentage of revenue and introduce new products and services more capital efficiently through utilization of available network and data center facility infrastructure.

•

Leverage Best Practices across Divisions. As the marketplace for next-generation products and services continuously evolves, PTGi focuses on sharing best practices across its operating divisions to leverage the knowledge and experience of each division. This strategy creates opportunities to improve marketing and product development, and to leverage costs and capital investment across divisions.

•

Use excess cash to opportunistically buy down debt and/or repurchase shares. PTGi has strengthened its balance sheet by exchanging existing debt for lower-cost debt, achieving approximately $9 million in annual interest savings. For more detail concerning PTGi’s 2011 Exchange Offers and Consent Solicitation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Recent Developments Involving Existing Notes that May Impact Future Results and Liquidity.” Our share repurchase authorization remains in effect, and PTGi intends to take an opportunistic approach to the buyback of common shares or the repurchase of outstanding debt to further strengthen its balance sheet.

•

Unlock Value Embedded in the Sum of the Parts. PTGi’s new senior management team is focused on driving individual business unit performance and executing on its key initiatives in order to create a track record of consistency and free cash flow growth from operations. This ability to create value through performance is expected to enhance total enterprise value of the consolidated PTGi portfolio.

2009 Voluntary Reorganization under Chapter 11

On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group”) and three of its non-operating holding company subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Holding Companies”) each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as

amended (the “Bankruptcy Code”). None of Group’s operating companies in the United States, Australia, Canada, India, Europe or Brazil were included in the Bankruptcy Court filing. These operating units continued to manage and to operate their businesses normally during the financial reorganization of the Holding Companies. A consensual plan of reorganization (the “Plan” or “Plan of Reorganization”) was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Holding Companies consummated their reorganization under the Bankruptcy Code and the Plan became effective. For additional detail concerning the effects of the Plan of Reorganization, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Emergence from Voluntary Reorganization under Chapter 11 Proceedings.”

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

Australia. Our Australian operations represented 29.0% of our net revenue for the year ended December 31, 2011. We are among the largest fixed line carriers and internet service providers in Australia. Our Australian operations offer a comprehensive range of international and domestic long-distance voice, broadband and dial-up Internet, wireless, local, VoIP, data and data hosting center products, servicing residential and business sectors. Our network employs Nortel DMS-100 telephone exchanges in Sydney, Melbourne, Brisbane, Perth and Adelaide operating through 66 POPs to provide national coverage for voice services. In November 2011, our Australian operations acquired the operating assets of Access International Group Pty Ltd, a leading phone card services provider in Australia. We operate a prepaid calling platform as well as a platform for delivery of enhanced toll-free service. The voice network supports direct access integrated services digital network (“ISDN”) and telephone line services across Sydney, Melbourne, Brisbane, Perth and Adelaide and some select regional areas of the country. VoIP services are offered to business and consumer customers using softswitch platforms operating in Sydney and Melbourne. Primus Australia owns a national IP network for delivery of business and consumer Internet service. Dial-up Internet is available nationally under a single access code. Digital subscriber line (“DSL”) service is provided on-net through over 280 Primus DSLAMs and via wholesale DSLAM access providing reach to more than 400 exchanges nationally. The DSLAMs are capable of delivering a full suite of telecommunication products, including asymmetric and symmetric IP services, telephone line, ISDN, frame relay and asynchronous transfer mode (“ATM”). Primus Australia offers ATM, frame relay, IP virtual private networking (“VPN”) with quality of service (“QoS”) and managed routers. Metropolitan fiber networks exist in Sydney, Melbourne, Brisbane, Perth and Adelaide to provide high capacity backhaul for domestic carrier interconnects, DSLAM backhaul and fiber connectivity to select customer premises.

Our data center in Melbourne offers managed hosting, colocation, and e-commerce applications. Other data center locations in Sydney and Melbourne are primarily used for colocation services. The Company plans to add growth capacity to these locations in the future.

We market our services primarily through a combination of direct sales to independent agents, corporate and SME customers, Internet-based marketing aimed at residential customers, and telemarketing and media advertising aimed at residential customers.

We operate a call center in Melbourne that services all of Australia. We employ staff in Sydney who runs our Australian network management center that operates seven days per week, 24 hours per day, 365 days per year.

Canada. Our Canadian operations represented 24.9% of our net revenue for the year ended December 31, 2011. We believe we are one of the largest alternative consumer service providers in Canada based on net revenue. We provide international and domestic long-distance voice, local, broadband and dial-up Internet, data and data center services, VoIP and wireless services to SMEs, residential customers and government agencies. We have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, and Edmonton. We operate international gateway switching, infrastructure in Toronto, Montreal, Ottawa, London, Edmonton and Vancouver and a nationwide SS7 network with signal transfer points (“STPs”) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and have use of a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 25 nodes on the backbone is equipped with synchronous optical networking (“SONET”) add/drop, ATM, and IP equipment to provide a complete spectrum of voice and data communications products to our customers. Additionally, we operate next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Edmonton which provide on-net equal access coverage to an estimated 90% of the population of Canada. Together with and through a competitive local exchange carrier (“CLEC”) partner, we are co-located at 70 incumbent local exchange carriers (“ILECs”) central offices to provide DSL services, T1 access, network interconnection and local dial-tone. We operate a voice dial access network which consists of 69 POPs across the country.

We also own and operate a total of eight data centers (this includes 1 data center under construction in Toronto) in five major cities in Canada: two data centers in Ottawa, Ontario (totaling 14,800 potential max raised square feet), three data centers in Toronto, Ontario (totaling 36,400 potential max raised square feet), one data center in London, Ontario (totaling 30,000 potential max raised square feet), one data center in Edmonton, Alberta (totaling 8,200 potential max raised square feet), one data center in Vancouver, British Columbia (totaling 2,200 potential max raised square feet) through which we offer collocation, managed hosting, storage and other value added services. We have an extensive Internet network and we believe that we provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services primarily through a combination of direct sales to independent agents, corporate and SME customers, Internet-based marketing aimed at residential customers, and telemarketing and media advertising aimed at residential customers.

International Carrier Services. Our International Carrier Services operations represented 41.6% of our net revenue for the year ended December 31, 2011. Our International Carrier Services business segment provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and Internet service providers (“ISPs”). As discussed above, we completed the acquisition of Arbinet on February 28, 2011, and we are in the process of integrating Arbinet operations and network platform into our existing International Carrier Services operations. The integration was focused on efficiencies through best practices and overall reductions.

United States. Our U.S. operations represented 4.5% of our net revenue for the year ended December 31, 2011. In the U.S., we provide international and domestic voice, data, business-class broadband, hosted IP-PBX, SIP trunking and VoIP services to SMEs and residential customers. We use a direct sales organization to sell to business customers. Our direct sales personnel offer business customers voice and hosted IP-PBX services. See “Sales and Marketing; Direct Sales Force.” To reach residential customers, we have advertised in national and regional newspapers, other publications and television channels whose market targets are expatriates to offer competitive rates for international and domestic telephone calls, data, Internet and VoIP services. We also sell retail VoIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers. We maintain customer service centers in Florida, and also outsource selected customer service functions. We outsource our 24-hour global network management to a third-party control center in India which monitors our global voice, Internet and data traffic. Additionally, we offer local and long-distance voice, and DSL services to SMEs in Puerto Rico. Currently, our Canadian senior management team is managing the U.S. Retail business. The focus continues to be on increased revenue, free cash flow and EBITDA, as well as customer service and customer growth.

Brazil. During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010, 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 20—“Discontinued Operations,” for further information.

Europe. During the third quarter of 2010, the Company discontinued its Europe segment, which was also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 20—“Discontinued Operations,” for further information.

Our European International Carrier Services operations are headquartered in London.

Network

General. We operate a global telecommunications network consisting of traditional and next-generation international gateway and domestic switches and related peripheral equipment, carrier-grade routers and switches for Internet and data services, data hosting and colocation centers, and undersea and trans-continental fiber optic cable systems. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling and is supported by comprehensive network monitoring and technical support services.

Switching Systems. Our network makes use of 19 carrier-grade international gateway and domestic switch systems, Internet routers and media gateways in the U.S., Canada, western Europe, and the Asia-Pacific region.

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

Throughout the previous years we have purchased or acquired through acquisitions various oceanic fiber capacity and land-based capacity. This capacity along with leased fiber capacity allows our switching platforms in our operating units to be connected and pass voice and data traffic.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (“PTTs”) is limited, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

Network Management and Control. We own and operate network management control centers in Toronto, Canada; London, England; and Sydney, Australia, which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. Additional network monitoring, network management, and traffic management services are supported from our contingent Network Management Center (NOC) located in Gurgaon India. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to customers data and voice communications services, including dial-up, broadband and dedicated Internet access, hosting, e-commerce, managed VPN services, VoIP, ATM and frame relay data services.

Data Centers. We offer world-class data center facilities with advanced 24 hours per day, 365 days per year customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generator; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; closed-circuit television and video security systems; and 24 x 7 building system and network monitoring. Our Australian data center facilities in Melbourne and Sydney occupy approximately 46,100 potential max raised square feet. Canada offers national data center coverage with locations in Toronto, Vancouver, Edmonton, London, and Ottawa, with approximately 91,600 potential max raised square feet.

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

No single customer accounted for greater than 10% of net revenue for the year ended December 31, 2011 or for the year ended December 31, 2010.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. Our direct sales force is focused on business customers, including multinational businesses and international governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customer’s current product mix. Direct sales personnel are generally compensated with a base salary plus commissions. We have sales offices in Edmonton, Calgary, Toronto, Vancouver, Ottawa, London, Brisbane, Melbourne, Perth,

Sydney, Chicago, Austin and Tampa. In addition, we maintain a direct sales team which exclusively sells services to International Carrier Services customers including other telecommunications carriers and resellers.

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

•

Third Party Distribution Agreements and Affinity Channels. We attempt to achieve brand recognition through use of the “Primus®” and “TELEGROUP®” registered trademarks and service marks and the “Primus,” “Primus TELECOMMUNICATIONS” and “iPrimus” trademarks and service marks. Through use of the Primus brand, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness of our services among customers and reduce the cost of customer acquisition.

Management Information and Billing Systems

We operate various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements, we use several systems developed in-house as well as a few third party systems.

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

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, pursuant to U.S federal telecommunications statutes, regional bell operating companies (“RBOCs”) entered the long-distance market; long-distance carriers have entered the local telephone services market; and cable television companies and utilities are allowed to enter both the local and long-distance telecommunications markets. Consolidation among these large companies has occurred and continues to occur, which could change the dynamics of pricing and marketing. In addition, alternatives to wireline services, such as wireless and VoIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services, and these trends are expected to continue.

The following is a brief summary of the competitive environment in our principal service regions:

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra Corporation Limited (“Telstra”), the dominant carrier, SingTel Optus Pty Limited, iiNet Limited, SP Telemedia Limited (known as TPG) and, until recently, AAPT, an affiliate of Telecom New Zealand, which recently withdrew from the residential services market, selling its residential customer base to iiNet. AAPT remains a significant competitor, along with Macquarie Telecom, in relation to the corporate and SME markets. Repeated pricing threats and actions by Telstra present serious competitive challenges (see “Government Regulation—Australia”). In December 2010 the Australian government passed legislation to reform the regulatory pricing arrangements and provide for the separation of Telstra’s wholesale and retail arms, which in association with the construction of a government owned national broadband network is designed to promote better competition.

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunications companies in their respective territories, of which the largest are those owned by BCE, Inc. (“Bell Canada”) in eastern Canada, and TELUS Corporation (“TELUS”) and MTS Allstream, Inc. in western Canada, and the large cable companies, including Rogers Communications, Inc. (“Rogers”) Shaw Communications Inc. and Videotron, who have launched their telecom service portfolios. We also compete against smaller resellers. In the highly competitive business market, we compete with Bell Canada and TELUS, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS Allstream, Inc., Rogers, Shaw Communications, Inc. and other smaller carriers, including Bragg Communications Inc., COGECO Inc. and Videotron. Major wireless carriers are also a significant source of competition.

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

United States. In the U.S., which is among the most competitive and deregulated local and long-distance markets in the world, competition is based on pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T, Inc. and Verizon Communications, Inc. are the largest suppliers of local voice and long-distance services. Wireless carriers, of which AT&T and Verizon are now the largest, have gained significant ground, particularly in the domestic voice market, and VoIP cable-based service providers present a growing source of competition.

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

International Service Regulation. The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries. We provide such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. We have obtained the authorizations required to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect our international business. FCC rules permit non-dominant carriers such as us to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services. With some exceptions, current FCC rules require facilities-based U.S. carriers, like us, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on certain routes. U.S. carrier arrangements with non-dominant foreign carriers on a substantial number of international routes where competition exists are not subject to these requirements, and over the past several years the FCC has exempted many U.S.-international routes from the International Settlements Policy, thereby allowing carriers to negotiate market-based arrangements on those routes. In May 2011, the FCC proposed to remove the International

Settlement Policy requirements from all of the remaining routes with the exception of Cuba. The FCC also proposed to require U.S. carriers to file agreements and rates for the provision of services when the agreed-upon rates are above a pre-determined benchmark established by the FCC. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with the obligation to file agreements and other documentation with the FCC concerning our international services. To the extent that the FCC continues to exempt U.S.-international routes from the International Settlements Policy, we may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers. We cannot predict the actions the FCC will take in the future or their potential effect on our international termination rates, costs, or revenues.

Domestic Service Regulation. With respect to our domestic U.S. telecommunications services, we are considered a non-dominant interstate carrier subject to regulation by the FCC. FCC rules provide us significant authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. We are also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules, including, for example, alleged unauthorized changes in a customer’s preferred carrier. Among other regulations, we are also subject to the Communications Assistance for Law Enforcement Act (“CALEA”) and associated FCC regulations which require telecommunications carriers and VoIP providers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance; to the FCC and Federal Trade Commission (“FTC”) telemarketing requirements which set out the specific parameters for application of the Do-Not-Call Registry, requirements for telemarketing solicitation, and prohibition on outbound telemarketing in some circumstances; and to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which places certain restrictions on commercial electronic mail messages. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with FCC or FTC regulations applicable to intrastate domestic telecommunications services and information services, telemarketing regulations, and related requirements.

Normally our long-distance customers, and the recipients of calls from our customers, do not connect directly to our network but, instead, are connected to our network by means of the local facilities of LECs, which impose regulated charges on us, called switched access charges, to originate and terminate calls over their local facilities. The FCC has recently adopted major changes to its rules regarding LEC access charges, which have created uncertainty concerning our termination and origination costs as well as possible competitive pressures affecting our retail pricing.

Interstate telecommunications carriers and VoIP providers are required to contribute to the federal Universal Service Fund (“USF”). If the FCC or the Universal Service Fund Administrator were to determine that the USF reporting for the companies, including our subsidiaries Primus Telecommunications, Inc. (“PTI”) and Lingo, Inc. (“Lingo”), is not accurate or in compliance with FCC rules, the companies could be subject to additional contribution, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some changes to the USF under consideration by the FCC may affect different entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

Voice-over-Internet Protocol (VoIP). VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We offer such services. For many years the FCC has been considering whether to classify such services as “telecommunications services” or “information services” under the Communications Act. Information services are generally subject to less regulation than telecommunications services. However, the FCC has extended a number of regulatory obligations normally applicable to telecommunications services to VoIP services, irrespective of the lack of clarity regarding the classification of such services. These include the obligation to (1) contribute to the USF; (2) comply with CALEA; (3) comply with the FCC’s rules regarding protecting customer proprietary network information (“CPNI”); (4) provide enhanced 911 emergency (“E911”) services, and to disclose limitations on such services to end users; (5) permit customers to keep their telephone number when changing from one carrier to another; (6) deploy equipment and provide services that make reasonable accommodations for the needs of disabled persons; and (7) pay a variety of regulatory fees; (8) notify customers of service disconnection under certain circumstances; and (9) pay intercarrier compensation charges to other carriers for termination of VoIP calls. We cannot predict what other regulatory obligations, if any, will be imposed on our VoIP operations, nor can we predict whether the FCC will eventually classify VoIP as a telecommunications service and, if it does, what additional regulatory obligations, if any, the FCC would choose to impose on such services. The uncertainty regarding the regulatory obligations applicable to interconnected VoIP services presents a number of situations which could have a material negative impact on our operating costs and profitability. These potential regulatory developments include:

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

•

With respect to our VoIP-related 911 obligations, we have contracted with a third party provider that is a market leader in emergency 911 service solutions to provide these services. Our ability to expand our VoIP services in the future may depend on the ability of that provider to provide E911 access or on any additional 911-related obligations the FCC may impose. At present, and similar to many other VoIP providers, for some of our customers we cannot offer VoIP E911 services that route emergency calls in a manner fully consistent with the FCC rules. We are addressing this issue with our VoIP E911 solutions provider. The FCC may determine that our VoIP E911 solution for some of our customers does not satisfy the FCC’s requirements, in which case the FCC could require us to disconnect a significant number of our VoIP subscribers, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. We cannot predict the outcome of this proceeding, nor its impact on us, at this time.

•

The FCC’s CPNI rules, to which our VoIP operations are subject, are intended to protect customer information from unauthorized use or disclosure. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with the CPNI obligations.

•

Section 255 of the Communications Act and associated FCC rulings require traditional phone providers and manufacturers of associated equipment to ensure that their equipment and services meet certain obligations regarding access by persons with disabilities. The FCC has extended those requirements to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. While we believe that we are in compliance with these requirements, the FCC might find us not to be in compliance, which could subject us to sanctions, including fines.

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

•

The FCC now requires interconnected VoIP service providers like us to pay regulatory fees to the FCC. The assessment of these fees has increased our costs, reduced our profitability and caused us to increase the price of our retail service offerings.

•

On December 23, 2010, the FCC adopted an order that imposes “network neutrality” obligations on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. The FCC’s rules became effective on November 20, 2011. Several parties have appealed these rules to the U.S. Court of Appeals for the District of Columbia. We cannot predict to what extent these or any other appeals may succeed, nor can we predict what impact these rules may have on our business at this time. If a broadband Internet access provider were to interfere with our products and services, such actions could result in loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

•

The FCC recently adopted substantial reforms to the system under which service providers compensate each other for interstate, intrastate, and local traffic origination and termination services, including VoIP traffic that originates or terminates on the public switched telephone network (“PSTN”) (i.e., intercarrier compensation), and applied new call signaling requirements on VoIP and other service providers. The FCC’s rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the Company’s traffic absent specific agreements that provide the appropriate rate to be charged for such traffic when passed between us and other carriers. Specifically, for VoIP traffic that originates or terminates on the PSTN, the order establishes a transitional framework that: (1) establishes default intercarrier compensation rates for “toll” VoIP-PSTN traffic that are equal to interstate access rates applicable to non-VoIP traffic; (2) establishes default intercarrier compensation rates for other VoIP-PSTN traffic that will be the otherwise-applicable reciprocal compensation rates (i.e., local traffic); and (3) allows carriers to tariff these default charges in the relevant federal and state tariffs to be applied in the absence of an agreement for different intercarrier compensation. The rules then provide for a multiyear transition to a national “bill-and-keep” framework as the ultimate end state for all telecommunications traffic exchanged with a LEC. (Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers). To the extent that the Company transmits traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately would be reduced as the intercarrier compensation system transitions to a bill-and-keep framework.

•

The recent FCC order also adopted rules to address “phantom traffic,” i.e., calls for which identifying information is missing or masked in ways that frustrate intercarrier billing. Specifically, the FCC’s rules require service providers that originate interstate or intrastate traffic on the PSTN, or that originate interstate or intrastate interconnected VoIP traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number (“CPN”) or charge number (“CN”) signaling information they receive from other providers unaltered, to subsequent providers in the call path. While the Company believes that it is in compliance with this rule, to the extent that Primus passes traffic that does not have appropriate CPN or CN information, it could be subject to fines, cease and desist orders, or other penalties

State Regulation. Traditional long-distance calls for which the caller and recipient are both located in the same state are subject to regulation by that state. Our intrastate long-distance operations are therefore subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. PTI, our principal operating subsidiary in the U.S., maintains the necessary certificate and tariff approvals, to provide intrastate long-distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Some states also require carriers to file periodic reports, pay various fees and surcharges, including universal service and 911 surcharges, and comply with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities or debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to USFs in some states.

State Transaction Taxes and Fees Applicable to VoIP Services in the United States. Prior to 2010 the Company determined that with limited exceptions there was no requirement to bill, collect and remit transaction-based state or local taxes (such as sales and use, excise, and utility user taxes), fees or surcharges on charges to our VoIP service customers. During 2010, we made a modification to the language in our customer agreements, and we determined that the Company may be required to bill, collect and remit certain transaction-based taxes. The Company began to bill and collect such taxes in 2010. In certain jurisdictions, there exists an immaterial amount of billed and collected taxes that have not been remitted, which the Company is in the process of remitting. In 2010, the FCC ruled that states may require interconnected VoIP service providers to contribute to state Universal Service Funds, and expressly deferred ruling on whether such providers must do so retroactively. We are continuing to assess the applicability of this ruling to our business and developing compliance plans. In limited jurisdictions, we determined we are required to collect such taxes and are currently billing and collecting these taxes from our customers. To the extent that we have collected taxes and fees and have not yet remitted such taxes and fees, we may be subject to fines and penalties and other claims. To the extent that we have not been collecting taxes and fees, we may be subject to retroactive liability for VoIP-specific taxes, fees and surcharges and, potentially, penalties and interest in a number of states, which may have a material adverse effect on the financial position, results of operations and cash flows of our VoIP business.

Australia

The provision of our telecommunications services is subject to federal regulation in Australia. The two primary instruments of regulation are the Telecommunications Act 1997 and federal regulation of network access pricing and anti-competitive practices pursuant to the Competition and Consumer Act of 2010 formerly the Trade Practices Act 1974 (the “CCA”). The current regulatory framework had its inception in July 1997.

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

In December 2010 the Australian government introduced significant reform to the regulatory framework through the introduction of the Telecommunications Legislation Amendment (Competition and Consumer Safeguards) Act 2010. That legislation provided for the structural separation of Telstra (to create distinct retail and wholesale carrier services operations), revised the legislative provisions that deal with interconnection pricing, and introduced additional consumer protection measures. The interconnection revisions establish a mechanism by which the terms and conditions of access to a declared service can be determined in advance by the Australian Competition and Consumer Commission (“ACCC”) (whereas previously these were determined through an arbitration process and were largely retrospective in application). The ACCC has largely completed its review of regulatory interconnection pricing under the revised regulatory framework with a view to establishing access pricing certainty for the coming 3 years. The telecommunications specific provisions in the CCA are intended to ensure fair and competitive access to essential facilities and monopoly services, and address anti-competitive conduct of carriers, particularly those with substantial market power such as Telstra. Under the legislation, and in association with the construction of the national broadband network (“NBN”), Telstra has also been required set out commitments to equivalence of supply in a separation undertaking which is currently under consideration by the ACCC. The right of access provisions also apply to any carrier that owns or controls essential infrastructure or services that have been declared as such by the ACCC on grounds that access should be provided for the purposes of competition. The recent reforms generally represent improvement in the conditions and prospects for competitors such as us, and should ultimately lead to better price certainty and less regulatory risk.

In April 2009 the Australian government announced its intention to construct the NBN. The government subsequently established NBN Co to construct and operate a fiber to the home NBN and after a successful trial in Tasmania a number of initial deployment sites are now underway on mainland Australia. In addition, the regulatory environment for the NBN is now also largely settled, with the ACCC now considering the access undertaking lodged by NBN Co that sets out the access framework. The NBN represents the prospect of long-term improvement in the conditions for industry competitors such as Primus Telecom, given the Australian government’s intention that NBN Co operate as a stand-alone wholesale carrier services company, therefore removing some of the friction that currently exists between competitors and the current (vertically integrated) monopoly wholesale service provider, Telstra. Telstra has agreed to progressively migrate services from its network to the NBN as the NBN is deployed.

Two federal regulatory authorities principally exercise control over the broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (the “ACMA”) is the authority regulating the operation of the industry, licensing of carriers and technical matters, and the ACCC has the role of promotion of competition and consumer protection, particularly with respect to dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former government owned monopoly, has historically challenged many of the key principles applied by the ACCC to access pricing, and is likely to continue to contest ACCC regulatory and pricing decisions. Telstra has also successfully lodged a number of regulatory exemption applications with the ACCC, submitting that it should be exempted from an obligation to provide “regulated” access services on various routes and within various locations in Australia. Some of these applications have been successful in relation to voice, line rental services, transmission services, local carriage services and public switched telephone network originating access services supplied within certain CBD and metropolitan exchanges, where the ACCC considered sufficient alternative supply was available. The ACCC is unwinding some of these exemptions as they apply to the supply of voice services in metropolitan exchanges, however, a risk remains that Telstra could increase its prices of continuing exempt services and/or deny us access to essential services we need to compete.

In December 2009 the Australian government announced a policy to require ISPs to impose mandatory filtering of certain objectionable and illegal material through blocking access to specified URLs. This initiative has presently been delayed while the Australian government has directed a review of content classification rules and at this stage it is not clear what direction the policy will take and, consequently, what cost and operational implications this policy could have on us.

In addition to the CCA and the Telecommunications Act 1997, the Australian telecommunications industry is also subject to other federal legislation, state legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, and statements of Australian government policy. Some of the industry consumer protection codes are under review; however, we do not anticipate these revisions to lead to any material detrimental outcomes for us.

Licensed carriers are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obligated to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the cost of the Universal Service Obligations (“USOs”), which assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. Telstra is currently the sole universal service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACMA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Levy (“USL”) that would be material to us. Historically, the USL has been set at levels that do not have a material impact. However, the Australian government has since moved to indicate a preference that the industry be locked into subsidizing rural and regional services for a further 20 year period while the NBN is being rolled out. The Australian government is currently consulting on this proposal, which is not expected to impose an increased burden over the short term, but could impose an increased burden over the longer term.

The Australian government has initiated an independent review to examine the policy and regulatory frameworks that apply to the converged media and communications landscape in Australia. This review commenced in recognition of convergence across communications and media industries. At this time the committee has published an interim report and will be finalizing its report in March 2012. The interim report largely calls for better harmonization of regulation across the various content delivery platforms.

Fair Trading Practices. The ACCC enforces legislation (the CCA) for the promotion of competition and consumer protection, and is responsible for regulating rights of access to services (including pricing for access) and interconnection. The ACCC can issue a competition notice to a carrier which has engaged in anti-competitive conduct. Where a competition notice has been issued, the ACCC can seek pecuniary penalties, and other carriers can seek damages. Under the CCA, other carriers can also initiate their own proceedings in the event of violation of competition laws.

Consumer Protection. The ACCC’s consumer protection role, as set out in the CCA, is also shared with other state-based regulators. Each state has its own fair trading legislation administered by consumer affairs authorities. In addition, ACMA undertakes some activities in relation to consumer protection, predominantly in connection with industry codes of conduct. As a service provider we must also be a member of the Telecommunications Industry Ombudsman (“TIO”) Scheme. The TIO is responsible for handling complaints from consumers about carriers and ISPs. The TIO may impose financial penalties upon carriers that do not satisfactorily deal with consumer complaints.

Canada

We are a reseller of telecommunications services in Canada. Because we do not own or operate transmission facilities in Canada, we are not subject to direct regulation by the Canadian Radio-television and Telecommunications Commission (“CRTC”) pursuant to the Telecommunications Act (as amended, the “Canadian Telecommunications Act”). We may resell long-distance service, local telephone service, wireless service and Internet access without the regulation of our rates, prices or the requirement to file tariffs. In addition, as described below, as a reseller we are not subject to restrictions on foreign ownership or control.

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

We are required to hold a license to provide Basic International Telecommunications Services (a “BITS” license) pursuant to which we are subject to the requirements not to engage in anti-competitive conduct in relation to the provision of international telecommunications services and to observe the contribution regime described immediately above.

We operate as a local services reseller, both in reselling LEC local services and in the provision of local VoIP services interconnected with the public switched telephone network. As such, we are subject to a number of obligations that are passed on through our contractual arrangements with LECs from which we purchase services. These include:

•	Registration. We are required to be registered with the CRTC to provide these services.

•

The provision of 911 services. For fixed services such as our circuit-switched local services, we are required to provide the same standard of 911 service as the underlying LEC. For our VoIP services, however, which are considered to be “nomadic” by the CRTC, we are required to implement a solution under which the CRTC requires us to employ the zero-dialed emergency routing services provided by the ILEC in its serving territory in order to route 911 calls to an operator, who determines the caller’s location in the first instance. To date, the CRTC has declined to mandate nomadic VoIP 911 providers to implement 911 functionality equivalent to that required on circuit-switched local services. The CRTC has established additional safeguards intended to improve nomadic VoIP 911 service. It is also expected that the CRTC will continue to review and seek to mandate the implementation of nomadic VoIP 911 service that is equivalent to the 911 service provided on circuit-switched local services if feasible.

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

As a reseller, we rely on certain leased facilities and services to provide telecommunication services. Some of these services and facilities are required to be made available on a wholesale basis by incumbent providers as the result of CRTC regulation. These services and facilities are also subject to other regulation and policies, such as direct rate regulation, that impacts the respective service and facility rates and availability. In addition, we are subject to certain indirect regulation that applies to all competitors that utilize these services and facilities.

Price Cap Framework. In a Price Cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services, i.e., certain facilities and services required by competitors to provide telecommunications services to their end-customers and mandated by the CRTC (see discussion of the new framework for international carrier services, below). The Price Cap formula set out in this decision required the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity offset of 3.5%. The rates of other service groupings were “capped” and others were “uncapped” with upward pricing constraints. In a decision dated April 2007, the CRTC issued the parameters of the new Price Cap framework. The new Price Cap framework is similar to the previous framework in that rates for service groupings are “capped,” “uncapped” and subject to upward or downward pricing constraints. The productivity offset still applies to selected services. CRTC decided not to impose an expiry date for the current Price Cap framework. Accordingly, the current Price Cap framework continues to allow for certain savings on competitor services for resellers.

The Policy Direction. In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a Policy Direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. The Policy Direction has had an impact on CRTC decisions, including those described immediately below. The Policy Direction directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the international carrier services and retail markets for the service in the absence of mandated access to international carrier services, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

Wholesale and Essential Services. On March 3, 2008, the CRTC issued a decision revising the definition of an essential service and the classifications and pricing principles under which facilities-based carriers are to offer specified facilities and services on a wholesale basis to competitors at regulated rates. Under this revised regulatory framework for wholesale services and facilities, the CRTC has classified existing wholesale services and facilities into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non- essential subject to phase-out. More than a third of wholesale services will be deregulated by 2012, including intra-exchange transport services which are used to interconnect our sites where we have located DSLAM equipment. The area likely to have the next-largest impact involves high-speed access to business services, which is to be deregulated in 2013. A further review of the framework is scheduled for 2014.

Negotiated Agreements for Wholesale Services. In a regulatory policy related to the new wholesale framework, dated January 2009, the CRTC determined that it would be appropriate to allow for negotiated agreements for certain services that were mandated pursuant to the wholesale framework (i.e., those services classified as “conditional essential” and “conditional mandated non-essential”). Accordingly, we now have the ability to purchase these services on a tariff basis or through a negotiated agreement.

Wholesale High-Speed Internet Access Services. In a decision dated August 2010, the CRTC upheld its decision to require the ILECs and cable companies to provide wholesale Internet access services at speeds equivalent to their retail offerings. This decision extended the requirement to the ILEC and cable companies’ Internet access services provided over next-generation facilities, such as fibre-to-the-node, where deployed.

Technological and Economic Traffic Management Practices. In a decision dated October 2009, the CRTC set out a framework to regulate the use of Internet traffic management practices by ISPs on both retail and wholesale Internet access services and facilitate reviews of such practices against that framework. For economic traffic management practices applied on retail services, such as usage-based billing, the CRTC required only continual disclosure of such practices. A more robust framework was set out for technological traffic management practices applied to retail services. This framework requires disclosure of implementation, implementation in a manner that addresses a defined purpose and a requirement to seek ex ante approval if the practice will control the content or influence the meaning or purpose of telecommunications. The CRTC also permitted incumbent providers to apply to implement economic traffic management practices on their wholesale Internet access services and implement technological traffic management practices on these services that are equivalent to those applied to their retail services. As a result of this decision, we may continue to utilize the traffic management practices that we have implemented on our retail Internet service that is provided via ILEC unbundled facilities obtained through arrangements with CLECs. However, our services provided via incumbent wholesale Internet access remain subject to potential technological and economic traffic management practices applied by the incumbent provider.

Economic Traffic Management Practices on Wholesale Internet Access Services. In November 2011, the CRTC approved a new capacity-based billing framework for incumbents seeking to apply economic traffic management practices on their residential wholesale Internet access services. The CRTC also permitted incumbents seeking to maintain flat-rate models to do so. In addition, the CRTC determined that business wholesale Internet access services will remain flat-rated and not subject to the new capacity-based billing framework. While this new framework will require potential changes to the retail residential services that we provide using these services, it provides us with the ability to offer differentiated and innovative services. In addition, the retail Internet service that we provide through ILEC facilities obtained via strategic arrangements with CLECs will not be impacted by this new framework.

Competition. Long-distance competition has been in place in Canada since 1990 for long-distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the ILECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long-distance providers to dial additional digits when placing long-distance calls. Bell Canada and TELUS are the two largest ILECs in Canada, with the former operating mainly in the Canadian provinces of Ontario and Quebec and the latter operating mainly in the Canadian provinces of British Columbia and Alberta. MTS Allstream Inc., the ILEC serving the Canadian province of Manitoba, has acquired Allstream Inc. (formerly AT&T Canada Corp.) in 2004 and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers in 2005. Cable TV companies, such as Rogers, Shaw Communications Inc. and Vidéotron Limited, launched their local telephone services in July 2005 and have had a great deal of success thus far. Their local service is provided either via their cable network or acquired CLEC (i.e., Call-Net) or on a resold basis from an underlying LEC.

As markets become competitive, the Canadian Telecommunications Act permits the CRTC to forbear from regulating the rates and terms of service of Canadian carriers. The long-distance rates of Canadian ILECs have largely been forborne from regulation since 1997. The ILECs’ rates for retail Internet services were forborne from regulation in 1999. On April 6, 2006, the CRTC established a framework for forbearance in respect of local services by defining the geographic markets in which the CRTC will forbear from regulating as the criteria for deregulation are met, and by establishing these criteria. On April 4, 2007 the Governor-in-Council varied this framework by reducing the size of the geographic market in which the criteria are to be met and by relaxing the criteria to be met. As of 2010, approximately 80% of all residential local lines and 72% of commercial local lines in Canada have been deregulated.

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

Primus Telecommunications Canada Inc., a Canadian corporation and wholly owned subsidiary of Group (“Primus Canada”), along with several other telecommunications service providers, has sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them. In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (“BDUs”) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage

Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel (“TPRP”), who recommended in its Final Report that the foreign ownership restrictions be relaxed. In July 2007, Industry Canada announced the creation of the Competition Policy Review Panel (the “Panel”), which was asked to provide recommendations to the government on how to enhance Canadian competitiveness. The Panel’s duties included a sector specific review of the current telecommunications foreign ownership restrictions. We filed a submission in favor of eliminating the restrictions and also presented options to accommodate concerns such as national security. In its report dated June 2008, the Panel supported the TPRP’s recommendations regarding the easing of foreign ownership restrictions. Specifically, the Panel recommended a two phase approach to liberalize the Canadian foreign ownership restrictions. The initial phase would permit foreign companies to establish new telecommunication companies or acquire existing telecommunication companies with less than a 10% share of the Canadian telecommunication market. The second phase would consist of further liberalization upon a review of existing cultural policies and an assessment of the impact of the foreign investment resulting from the initial phase. In its March 2010 budget, the Government indicated support for the removal of foreign ownership rules and moved immediately to remove the foreign ownership restrictions on Canadian satellites. Industry Canada subsequently announced another consultation to again consider the removal of the foreign ownership restrictions in the telecommunications industry. We filed a submission in favor of the model proposed by the TPRP and the Panel or, alternatively, the complete removal of the restrictions. However, despite the support of the TPRP and the Panel it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented. In July 2009, the CRTC issued a new Canadian ownership and control review policy which subjects foreign investment arrangements in Canadian carriers to more formal procedures. These new procedures include greater public scrutiny of the investment arrangements, in some cases extending to detailed disclosure requirements, and may involve significant delays and limit investors’ opportunity to consult informally with the regulator.

Other Canadian Interests

Separate from our operations as a reseller of telecommunications in Canada through Primus Canada, we also maintain a minority interest in a Globility Communications Corporation (“Globility”), a Canadian carrier that operates in most major urban areas across Canada. As permitted under the Canadian Telecommunications Act and the Radiocommunication Act, and certain regulations promulgated thereunder (i.e., the Radiocommunication Regulations and the Canadian Telecommunications Common Carrier Ownership and Control Regulations), PTGi has a total (both direct and indirect) interest of 45.6% in Globility.

In 2011, Globility merged with its former wholly owned subsidiary MIPPs Inc. As a result of this merger, Globility became the holder of certain fixed wireless spectrum licenses and related assets across Canada.

Employees

The following table summarizes the number of our employees as of December 31, 2011 by region:

Total
Canada	743
Australia	539
United States	164
Europe (International Carrier Services)	33

Total	1,479

As of December 31, 2011, 1,421 of these employees were full-time employees. We have never experienced a work stoppage. Approximately 299 of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We believe that our employee relations are positive.

Corporate Information

The Company’s executive offices are located at 7901 Jones Branch Drive, McLean, VA 22102. The Company’s telephone number is (703) 902-2800. Our Internet address is www.ptgi.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). The information on our website is not a part of this Form 10-K.

The Company’s Common Stock

Our common stock currently trades on the New York Stock Exchange under the symbol “PTGI.”

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our overall performance, the performance of our individual business segments and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of our individual business segments and our results of operations.

RISKS RELATED TO OUR INDUSTRY AND OVERALL BUSINESS

Continuing global economic conditions could adversely affect our business.

The global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval over the past several years. Many major economies worldwide entered significant economic recessions beginning in 2007 and continue to experience economic weakness, with the potential for another economic downturn to occur. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence and demand, a looming euro zone crisis and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending. Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access the capital markets and obtain capital lease financing to meet liquidity needs.

There are uncertainties introduced by our announcement of our exploration and evaluation of strategic alternatives to enhance shareholder value.

On October 4, 2011, we announced that a special committee of our Board of Directors has retained the services of Jefferies & Company, Inc. to explore and evaluate strategic alternatives to enhance shareholder value, which may include (but may not be limited to) a sale, merger or other business combination, a recapitalization, a joint venture arrangement, the sale or spinoff of our assets or one or more of our business units, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.

There can be no assurance that any such transaction will be pursued or consummated. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.

We may not realize the anticipated benefits of the Arbinet Merger.

We expect that the Merger with Arbinet will result in various benefits including, among other things, synergies, cost savings, maintaining business and customer levels of activity and operating efficiencies. The success of the Merger will depend, in part, on our ability to realize these anticipated benefits from combining our business with that of Arbinet.

The process of integrating Arbinet’s business into our ICS business is subject to a number of uncertainties. Although our plans for integration are focused on minimizing those uncertainties to help achieve the anticipated benefits, no assurance can be given that these benefits will be realized or, if realized, the timing of their realization. Integration efforts associated with the Merger could divert management attention and resources away from operating and strategic objectives and could have an adverse effect on our business during the transition period. Failure to achieve anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects. In addition, we may not be able to eliminate duplicative costs or realize other efficiencies from integrating Arbinet into our business in sufficient amounts to offset part or all of the transaction and merger-related costs incurred by us in connection with the Merger.

Strengthening of the United States Dollar (“USD”) against certain foreign currencies reduces the amount of USDs generated from foreign currency payments from our foreign operating subsidiaries and may adversely affect our results of operations and our ability to service our debt.

A significant portion of our net revenue (about 82% for the year ended December 31, 2011) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generate cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net operating cash flow from our operating subsidiaries outside the U.S., which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments and paying corporate expenses. Changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations.

From June 30, 2008 through December 31, 2008, the Canadian and Australian dollars (“CAD” and “AUD,” respectively) declined by 17% and 28%, respectively, relative to the USD, which had a material adverse impact on amounts of USDs transferred to U.S. parent entities. Conversely, from December 31, 2008 to December 31, 2009, the CAD and AUD increased by 11% and 35%, respectively, relative to the USD. From December 31, 2009 to December 31, 2010, the CAD and AUD increased by 5% and 10%, respectively, relative to the USD. From December 31, 2010 to December 31, 2011 the CAD and AUD decreased by 1% and increased by 2%, respectively, relative to the USD. Due to the large percentage of our operations conducted outside of the U.S., and the cash transfers from these foreign operating subsidiaries to the U.S. parent, a strengthening of the USD relative to one or more of the foregoing foreign currencies could have an adverse impact on future results of operations and could adversely affect our ability to service our significant debt obligations and make principal payments at the parent entity level, and pay corporate expenses.

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

The local, long-distance, Internet, broadband, DSL, data and hosting and wireless telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants. Prices in the long-distance industry have continued to decline in recent years and, as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. The most significant competitors in our primary markets include:

•

United States: AT&T Inc., Verizon Communications Inc., CenturyLink Inc., and other incumbent carriers, cable companies, including Comcast Corporation, Time Warner Cable Inc., Cablevision Systems Corporation and Charter Communications, Inc., other competitive LECs, including PaeTec Communications, Inc., Time Warner Telecom Inc., XO Communications Services, Inc. and Frontier Communications Corp., independent VoIP providers, including Vonage Holdings Corp and Cbeyond, Inc., wireless carriers in the U.S., including Verizon Communications Inc., AT&T Inc., Sprint Corp., T-Mobile USA Inc., MetroPCS Communications, Inc. and Leap Wireless International, Inc., and Web-based companies, including Skype Technologies S.A. and Google Inc.;

•

Australia: Telstra, SingTel Optus Pty Limited, Telecom New Zealand Limited, iiNet Limited, SP Telemedia Limited (known as TPG), Macquarie Telecom Group Ltd. and other smaller national and regional service providers and resellers; and

•

Canada: TELUS, Bell Canada, MTS Allstream, Inc., Saskatchewan Telecommunications, wireless providers, including Rogers, TELUS, Bell Canada, Bragg Communications Inc., COGECO Inc., Quebecor Inc. and Shaw Communications, Inc., cable companies, and other service providers and resellers including Globalive Communications Corp. in Canada.

Customers frequently change local, long-distance, wireless and broadband providers and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VoIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, customers generally can switch carriers and service offerings at their discretion with little notice to us. Competition in all of our markets is likely to remain intense, or increase in intensity and, as deregulatory influences affect markets outside the U.S., competition in non-U.S. markets is increasing to a level similar to the intense competition in the U.S.

The ICS business faces competition for its voice trading services from communication services providers’ legacy processes and new companies that may be able to create centralized trading solutions that replicate ICS’s voice trading platforms. The ICS business’ PrivateExchange and AssuredAxcess solutions may compete with communication services providers’ legacy processes, communication services providers themselves and potentially other companies that provide software and services to communication services providers. The ICS business faces competition for its data trading services from ISPs and Internet capacity resellers, and to a lesser extent, software-based, Internet infrastructure companies and Internet network service providers. These companies may be more effective in attracting voice traffic than the Exchange, and Carrier Services offerings (“Carrier Services”).

Once communications services providers have established business relationships with competitors to the ICS business, it could be extremely difficult to convince them to utilize the Exchange or Carrier Services. These competitors may be able to develop services or processes that are superior to ICS’s services or processes, or that achieve greater industry acceptance. Where the ICS business competes with legacy processes, it may be particularly difficult to convince customers to utilize the Exchange or Carrier Services.

Since the Exchange provides full disclosure of prices offered by participating sellers on an anonymous basis, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing businesses, they may choose to withdraw from the Exchange. If participants withdraw from the Exchange in significant numbers, it could cause the Exchange to fail and materially harm the ICS business.

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

Given strong competition in delivering individual and bundled local, wireless, broadband, DSL and VoIP services, we may not be able to operate successfully or expand these parts of our business.

We have accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline voice and dial-up ISP customers to our competitors’ bundled wireline, wireless and broadband service offerings. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant presence in the relevant market or internationally. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers, cable companies and other new entrants that have expanded into the market for broadband, VoIP, Internet services, data and hosting and traditional voice services. In addition, regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we (1) may not be able to expand successfully; (2) may experience margin pressure; (3) may face quarterly revenue and operating results variability; (4) may have limited resources to develop and to market our new services; and (5) may have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse revenue declines in our traditional long-distance voice and dial-up ISP services or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

Our positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace to focus on Growth Services segments of the telecom market, including broadband, SME VoIP, Australian on-net local services, data, and data center services may place a significant strain on our management, operational and financial resources and increase demand on our systems and controls. However, the local and long-distance telecommunications, data, broadband, Internet, VoIP, data and hosting and wireless industries are intensely competitive, present relatively limited barriers to entry in the more deregulated countries in which we operate and involve numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, and cable television companies, who could offer voice, broadband, Internet access and television services, and electric power utilities, who could offer voice and broadband Internet access. For example, the U.S. and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the U.S., the major landline incumbent carriers (including AT&T Inc. and Verizon Communications Inc.) have for many years also provided long-distance services, and previously independent long-distance providers (including AT&T Inc. and MCI Inc.) have been acquired by the landline incumbents. In addition, many entities, including large cable television companies (including Comcast Corporation, Time Warner Cable Inc., Cablevision Systems Corporation and Charter Communications, Inc.) and utilities have been allowed to enter both the local service and long-distance telecommunications markets.

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

As of June 30, 2009, the Predecessor Company had an accumulated deficit of $1.06 billion. The Predecessor Company incurred net losses of $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, the Predecessor Company recognized net income of $15.7 million, of which $32.7 million of revenue was related to the positive impact of foreign currency transaction gains. Even with the elimination of our significant accumulated deficit and the reduction in indebtedness through our reorganization under Chapter 11 in 2009, future losses may continue. In this regard, the Successor Company incurred a net loss of $19.1 million in 2010 and a net loss of $38.7 million in 2011. In addition, at December 31, 2010, Arbinet’s accumulated deficit was $137.6 million. Arbinet incurred net losses of $17.0 million, $8.7 million, $14.9 million, $6.9 million, and $0.4 million for the years ended 2010, 2009, 2008, 2007 and 2006, respectively.

In light of the foregoing, we cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the year ended December 31, 2011, derived about 82% of our net revenues by providing services outside of the U.S. We are smaller than the principal or incumbent telecommunications carriers that operate in each of the jurisdictions where we operate, including in international markets. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of products and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on generally better prevailing terms. Moreover, the incumbent carriers may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (A) obtain the permits and operating licenses required for us to operate in the new service areas; (B) obtain access to local transmission facilities on economically acceptable terms; or (C) market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct operations or derive taxable revenue (or may be construed by such authorities as conducting operations or deriving taxable revenue), we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected, or have not been accrued for in our historical results of operations or both. Such developments, in addition to the other uncertainties and risks described above, could have adverse consequences that might result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions and costs associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties, particularly in light of the fact that we derive such a large percentage of our revenues from outside of the U.S.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VoIP, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband Internet and VoIP services, are a substantial competitive threat. As the overall market for domestic and international long-distance and dial-up Internet services continues to decline in favor of Internet-based, wireless, and broadband communications, revenue contribution from our Traditional Services has been consequently declining. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

The rapid enhancement of VoIP and Internet technology may result in increasing levels of traditional domestic and international voice long-distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. As a result, competition is intense to switch customers to VoIP product offerings in the U.S. and internationally. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long-distance voice services will decrease in order to be competitive with VoIP. Our ability to retain our existing customer base and generate new customers effectively, either through our traditional network or our own VoIP offerings, may be adversely affected by accelerated competition arising as a result of VoIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide E911 services. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure, including data hosting centers. In addition, we rely on third party equipment and service vendors to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary aspects of our network or to migrate traffic and customers onto our network, or if we experience difficulties with our third party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

If we are not able to use and protect intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property in the U.S. and internationally. We rely on a combination of patents, trademarks, copyrights, domain names, trade secrets, licenses and other contractual arrangements to protect our intellectual property. We are subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others and may need to litigate against others to protect our intellectual property rights. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. Any such litigation could result in substantial costs and diversion of resources that could have a material effect on our business, financial condition and/or operations. Furthermore, there can be no assurance that we would be successful in any such litigation.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or our inability to maintain existing licenses, could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated and could cause service disruption to our customers. Such delays or reductions in the aggregate could harm our business, and there can be no assurance that suitable alternative products would be available.

We also rely on indemnification provisions from third parties to protect against claims of infringement regarding the licensed technology, which indemnification could be affected by, among other things, the financial strength of the licensor. Furthermore, effective intellectual property protection may not be available in every country where we do business. Any significant impairment of our intellectual property or other licensed rights could harm our business and/or our ability to compete effectively.

The loss of key personnel could have a material adverse effect on our business.

The loss of the services of our Chairman, Chief Executive Officer and President, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007, 2008 and 2010 due to a control deficiency that existed in our internal control over accounting for income taxes and as of December 31, 2009 due to a control deficiency that existed in our internal control over accounting for foreign currency transaction gain (loss). In addition, we excluded Arbinet, which was acquired in 2011, from our assessment of effectiveness of internal control over financial reporting for the year ended December 31, 2011. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007, 2008 and 2010 a control deficiency in our controls and procedures over accounting for income taxes and as of December 31, 2009 a control deficiency over accounting for foreign currency transaction gain (loss), and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there was more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at Arbinet, which was acquired during 2011 (see Note 5 to the consolidated financial statements), and the acquired business reflects total assets and net revenues of 8% and 21% respectively, of the consolidated financial statements for the year ended December 31, 2011. Pursuant to SEC guidance regarding the treatment of business combinations, we are not required to include an assessment of the disclosure controls and procedures of an entity acquired during the reporting period in our evaluation of disclosure controls and procedures for Primus. In accordance with our integration efforts, we are in the process of incorporating Arbinet’s operations into our “disclosure controls and procedures”.

Management’s assessment of internal control over financial reporting for income taxes as of December 31, 2010 identified a material weakness due to insufficient historical tax analysis, ineffective reconciliation procedures and undocumented key processes and controls around the tax accounting function. Management concluded that as of December 31, 2009, the controls over financial accounting for income taxes were effective. The lack of documentation supporting historical tax positions and controls procedures in place for the 2010 financial close prevented an effective knowledge transfer to the new Corporate Tax Director, who started in the position on January 3, 2011. During 2011 we undertook remediation of the income tax material weakness in several ways. The former Corporate Tax Director was consulted by our new Corporate Tax Director to complete knowledge transfer of the legacy procedures. We hired a third party tax consultants to evaluate, document and make recommendations to improve the tax reporting process and documentation of tax positions. Based on the third party consultant recommendations and Management’s review, controls have been fully documented, knowledge transfer has been completed, and our Corporate Tax Director has implemented revised income tax controls. These controls were tested by Management in the fourth quarter of 2011 as part of the overall assessment of internal control over financial reporting, and it was determined that the prior year material weakness had been mitigated and that the controls were operating effectively.

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. As a result of such efforts, the material weakness concerning currency transaction was downgraded to a control deficiency and will not be considered completely remediated until the new controls continue to operate for a sufficient period of time and are sufficiently tested to enable management to conclude that the controls are operating effectively. As of December 31, 2010, management concluded that there was a control deficiency concerning foreign currency transactions. Please see Item 9A, “Controls and Procedures”.

Our management will consider the design and operating effectiveness of our controls and necessary changes to such controls. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in future errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Financial information for periods after July 1, 2009 will not be comparable to our financial information from periods before July 1, 2009 due to our Reorganization and the application of fresh-start accounting to our financial statements.

Upon the Holding Companies’ emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at June 30, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future consolidated balance sheets and consolidated condensed statements of operations data will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

RISKS ASSOCIATED WITH THE INTERNATIONAL CARRIER SERVICES BUSINESS

The members of the Exchange may not trade on the Exchange or utilize ICS’s other services due to, among other things, the lack of a liquid market, which may materially harm the ICS business. Volatility in trading volumes may have a significant adverse effect on the ICS business’ financial condition and operating results.

Traditionally, communication services providers buy and sell network capacity in a direct, one-to-one process. The members may not trade on the Exchange unless it provides them with an active and liquid market. Liquidity depends on, among other things, the number of buyers and sellers and the number of competitively priced routes that actively trade on a particular communications route. ICS’s ability to increase the number of buyers that actively trade on the Exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria and price parameters imposed by prospective buyers and on the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. ICS’s ability to increase the number of sellers that actively trade on the Exchange will depend upon the extent to which there are sufficient numbers of prospective buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, the members may not trade on the Exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of the Exchange. Trading volume is additionally impacted by the mix of hundreds of geographic markets traded on the Exchange. Each market has distinct characteristics, such as price and average call duration. Declines in the trading volume on the Exchange would result in lower revenues to ICS and would adversely affect ICS’s profitability because of ICS’s fixed cost structure.

The members may not trade on the Exchange because such members may conclude that the Exchange will replace their existing business at lower margins.

If the Exchange continues to be an active, liquid market in which lower-priced alternatives are available to buyers, sellers may conclude that further development of the Exchange will erode their profits and they may stop offering communications capacity on the Exchange. Since the Exchange provides full disclosure of prices offered by participating sellers, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing business, they may choose to withdraw from the Exchange, which ultimately could cause the Exchange to fail and materially harm ICS’s business.

The combined company’s carrier services strategy may adversely affect the activity of members on the Exchange.

Arbinet traditionally operated as an anonymous Exchange. However, some of the members may view its integration into the Primus ICS business as competitive to their businesses and may limit or eliminate their activity on the Exchange. Any such reduction could have a material adverse effect on the ICS business’ operating results.

The ICS business may incur losses on customer calls that do not match the expected distribution of calls to the offered destination in carrier services.

The Exchange operates using the ICS business’ defined codes so that the buyer is committed to pay the price for those codes and the seller is committing to offer termination using those codes. In the carrier services offering, ICS may compile a destination using multiple suppliers, each with their own prices for regions in that destination. However, portability of numbers between carriers at that destination may alter the price for termination. ICS is then offering to provide termination to the broader destination to its customers on the assumption that a certain blend of calling will be achieved. If the customer sends a blend of calls that is substantially different from what is expected and all of those calls are to the more expensive parts of a destination, ICS may receive invoices that are significantly greater than expected and may limit its ability to complete a sale to the buyer that is profitable for ICS.

The ICS business’ standard member enrollment cycle can be long and uncertain and may not result in revenues.

The member enrollment cycle for full membership on the Exchange can be long, and may take up to 12 months or even longer from ICS’s initial contact with a communication services provider until that provider signs the membership agreement. Because ICS offers a novel method of purchasing and selling international long distance voice calls and Internet capacity, ICS must invest a substantial amount of time and resources to educate prospective members and services providers regarding the benefits of the Exchange. Factors that contribute to the length and uncertainty of the member enrollment cycle and which may reduce the likelihood that a member will purchase or sell communications traffic through the Exchange include:

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

ICS is exposed to the credit risk of the members not covered by its credit management programs with third parties, which could result in material losses.

There have been adverse changes in the public and private equity and debt markets for communication services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communication services providers has adversely affected their ability to pay their outstanding balances with ICS and some of the members have filed for bankruptcy as a result of their debt burdens. Although these members may emerge from bankruptcy proceedings in the future, unsecured creditors, such as ICS, often receive partial or no payment toward outstanding obligations. Furthermore, because ICS is an international business, ICS may be subject to the bankruptcy laws of other nations, which may provide ICS limited or no relief. Although these losses have not been significant to date, future losses, if incurred, could be significant, particularly as a result of the impact of adverse economic conditions and the potential further tightening of credit availability on customers, and could harm the ICS business and have a material adverse effect on our overall operating results and financial condition.

ICS may be unable to effectively manage the pricing risk, which could result in significant losses.

In certain instances, ICS offers its customers a fixed rate for specific markets for a set duration. ICS may assume the risk on the price of the minutes and ICS may not be able to secure the prices from sellers to ensure ICS does not lose money on the minutes purchased by the buyers. ICS could incur significant losses related to having a higher cost of minutes sold in relation to the price offered to the buyer of this service.

Expanding and maintaining international operations will subject ICS to additional risks and uncertainties.

ICS expects to continue the expansion of its international operations, which will subject ICS to additional risks and uncertainties. ICS has established delivery points in New York City, London, Frankfurt, Miami and

Hong Kong, and ICS intends to expand its presence. Foreign operations are subject to a variety of additional risks that could have an adverse effect on ICS’s business, including:

•	difficulties in collecting accounts receivable and longer collection periods;

•	changing and conflicting regulatory requirements;

•	potentially adverse tax consequences;

•	tariffs and general export restrictions;

•	difficulties in integrating, staffing and managing foreign operations;

•	political instability;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the impact of local economic conditions and practices;

•	potential non-enforceability of ICS’s intellectual property and proprietary rights in foreign countries; and

•	fluctuations in currency exchange rates.

ICS’s inability to manage these risks effectively could result in increased costs and distractions and may adversely affect ICS’s business, financial condition and operating results.

ICS’s pricing and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, ICS needs to charge the members less for utilization of its services. ICS may also need to reduce its prices to drive incremental minutes on the Exchange and for traditional Carrier Services offerings. As ICS has substantial fixed-price operating costs, ICS is evaluating pricing programs that maximize the volume, margin on Carrier Services and aggregate fee revenues on the Exchange. ICS continues to explore additional volume discounting programs and alternative pricing programs to drive overall Carrier Services margin and Exchange fee revenues. ICS’s Carrier Services margin and Exchange fee revenue per minute may decline in the coming quarters as ICS explores these pricing initiatives. ICS cannot be certain that its pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, ICS’s aggregate Carrier Services margin and Exchange fee revenues may decline due to these pricing programs.

System failures, human error and security breaches could cause ICS to lose members and expose ICS to liability.

The communications services providers that use ICS’s services depend on ICS’s ability to accurately track, rate, store and report the traffic and trades that are conducted on its platform. Software defects, system failures, natural disasters, human error and other factors could lead to inaccurate or lost information or the inability to access the services. From time to time, ICS has experienced temporary service interruptions. ICS’s systems could be vulnerable to computer viruses, physical and electronic break-ins and third party security breaches. In a few instances, ICS manually inputs trading data, such as bid and ask prices, at the request of the members, which could give rise to human error and miscommunication of trading information and may result in disputes with the members. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise or a breach or failure of ICS’s security mechanisms that leads to unauthorized disclosure of sensitive information could lead to member dissatisfaction and possible claims against ICS for damages.

Undetected defects in ICS’s technology could adversely affect its operations.

ICS’s technology is complex and is susceptible to errors, defects or performance problems, commonly called “bugs.” Although ICS regularly tests its software and systems extensively, ICS cannot ensure that its testing will detect every potential error, defect or performance problem. Any such error, defect or performance problem could have an adverse effect on ICS’s operations. Users of ICS’s services may be particularly sensitive to any defects, errors or performance problems in ICS’s systems because a failure of ICS’s systems to monitor transactions accurately could adversely affect their own operations.

If ICS does not adequately maintain the members’ and customers’ confidential information, Arbinet could be subject to legal liability and its reputation could be harmed.

Any breach of security relating to confidential information of the members or customers could result in legal liability to ICS and a reduction in use of the Carrier Services or Exchange or cancellation of Arbinet’s services, any of which could materially harm ICS’s business. ICS’s personnel often receive highly confidential information from buyers and sellers that is stored in ICS’s files and on its systems. Similarly, ICS receives sensitive pricing information that has historically been maintained as a matter of confidence within buyer and seller organizations.

ICS currently has practices, policies and procedures in place to ensure the confidentiality of the members’ and customers’ information. However, ICS’s practices, policies and procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that ICS is obligated to keep confidential. ICS may not be successful in adopting more effective systems for maintaining confidential information, so its exposure to the risk of disclosure of the confidential information of the members or customers may grow as ICS expands its business and increases the amount of information that it possesses. If ICS fails to adequately maintain the members’ or customers’ confidential information, some of them could end their business relationships with ICS and ICS could be subject to legal liability.

ICS may not be able to keep pace with rapid technological changes in the communications services industry.

The communications services industry is subject to constant and rapid technological changes. ICS cannot predict the effect of technological changes on its business. New services and technologies may be superior to ICS’s services and technologies, or may render ICS’s services and technologies obsolete.

To be successful, ICS must adapt to and keep pace with rapidly changing technologies by continually improving, expanding and developing new services and technologies to meet customer needs. ICS’s success will depend, in part, on its ability to respond to technological advances, meet the evolving needs of members and customers and conform to emerging industry standards on a cost-effective and timely basis, if implemented. ICS will need to spend significant amounts of capital to enhance and expand its services to keep pace with changing technologies. Failure to do so may materially harm ICS’s business.

Any failure of ICS’s physical infrastructure could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results.

ICS’s business depends on providing customers with highly reliable service. ICS must protect its infrastructure and any colocated equipment of the members located in ICS’s exchange delivery points, or EDPs. ICS’s EDPs and the services ICS provides are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss; and

•	terrorism, sabotage and vandalism.

Problems at one or more of ICS’s EDPs, whether or not within ICS’s control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of the members and customers and could consequently impair ICS’s ability to obtain and retain members and customers, which would adversely affect both ICS’s ability to generate revenues and its operating results.

RISKS ASSOCIATED WITH OUR LIQUIDITY NEEDS, INDEBTEDNESS AND SECURITIES

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

We may not be able to repurchase the 10% Notes upon a change of control.

Upon the occurrence of certain change of control events specified in the indenture governing our 10% Senior Secured Notes due 2017 (“10% Notes”), our subsidiary that issued the 10% Notes will be required to offer to repurchase all outstanding 10% Notes at 101% of the principal amount thereof plus, without duplication, accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that the issuer will not have sufficient funds at the time of the change of control to make the required repurchase of all 10% Notes delivered by holders seeking to exercise their repurchase rights, particularly as that change of control may trigger a similar repurchase requirement for, or result in an event of a default under or the acceleration of, other indebtedness (or the instruments governing such indebtedness). Moreover, restrictions in the instruments governing our future indebtedness may not allow such repurchases. Any failure by the issuer to repurchase the 10% Notes upon a change of control would result in an event of default under the indenture and may also constitute a cross-default on other indebtedness (or the instruments governing such indebtedness) existing at that time.

The indenture governing our 10% Notes contains significant operating and financial restrictions which may limit our ability and our restricted subsidiaries’ ability to operate their businesses.

The indenture governing our 10% Notes contains significant operating and financial restrictions on Group and its restricted subsidiaries. These restrictions limit the ability of Group and its restricted subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on certain assets to secure debt;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	make certain investments;

•	transfer or sell assets;

•	agree to restrictions on the ability of restricted subsidiaries to make payments to us or the issuer;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the issuer’s assets; and

•	engage in transactions with affiliates.

These restrictions could limit the ability of Group and its restricted subsidiaries to finance their future operations or capital needs, make acquisitions or pursue available business opportunities. Group and its restricted subsidiaries may be required to take action to reduce their debt or act in a manner contrary to their business objectives to satisfy these covenants. Events beyond the control of Group and its restricted subsidiaries, including changes in economic and business conditions in the markets in which they operate, may affect their ability to do so. Group and its restricted subsidiaries may not be able to satisfy these covenants. A breach of any of the covenants in the indenture could result in a default under such indenture, which could lead to the debt under the 10% Notes becoming immediately due and payable and foreclosure on our assets that secure our obligations with respect to the 10% Notes. A default under the indenture could, in turn, result in a default under other debt instruments and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any. Any such defaults could materially impair our financial conditions and liquidity.

We have a substantial amount of indebtedness.

As of December 31, 2011, we had $245.8 million of long-term obligations. Our substantial indebtedness has important consequences. For example, it:

•	limits our ability to borrow additional funds;

•	limits our flexibility in planning for, or reacting to, changes in our business and our industry;

•	increases our vulnerability to general adverse economic and industry conditions;

•	limits our ability to make strategic acquisitions;

•

requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places us at a competitive disadvantage compared to competitors that have less debt.

Interest costs related to our debt are substantial and, as a result, the demands on our cash resources are significant. Our ability to make payments on our debt and to fund operations and planned capital expenditures will depend on our future results of operations and ability to generate cash. Our future results of operations are, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may incur additional debt in the future, including debt secured by the collateral that secures our 10% Notes, as well as other assets that do not secure such notes. Although the indenture governing our 10% Notes contains, and future indebtedness documents may contain, restrictions on our ability to incur additional indebtedness, those restrictions are, or may be, subject to a number of exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. In addition, if we are able to designate some of the restricted subsidiaries under the indenture governing the 10% Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. If we incur any additional secured debt that ranks equally with the 10% Notes, the holders of that debt will be entitled to share ratably with the holders of the 10% Notes in any proceeds distributed in connection with any bankruptcy, liquidation, reorganization or similar proceedings. Adding new debt to current debt levels could intensify the related risks that we now face.

There are no assurances that our common stock will remain listed on the New York Stock Exchange.

On June 23, 2011, Group began to trade its common stock on the New York Stock Exchange (NYSE) under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased. In order to maintain the listing of Group’s common stock on NYSE, we must comply with listing requirements with respect to, among other things, corporate governance, communications with shareholders and the trading price of Group’s common stock. Although we believe that we are currently in compliance with NYSE listing standards, there can be no assurance that we will continue to be in compliance in the future. If we fail to comply with these listing standards, NYSE could delist Group’s common stock. In the event of a delisting of Group’s common stock from NYSE, we cannot assure you that our common stock would be listed on an alternate stock exchange. Moreover, a delisting of Group’s common stock from NYSE could materially and adversely affect, among other things, the liquidity of Group’s common stock, the market price of Group’s common stock, and our access to capital markets.

ADDITIONAL RISKS RELATED TO REGULATION

We are subject to constantly changing regulation, both in the U.S. and abroad, including the imposition of fees and taxes, the potential adverse effects of which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that domestic, foreign or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon our competitive position, growth and financial performance. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Many regulatory actions are underway or are being contemplated by governmental agencies, including the ongoing FCC initiative to promote expanded broadband services in the United States. It is impossible to predict at this time what specific rules or requirements the FCC will propose or adopt, or how any such rules or requirements would affect our business or financial results.

The Federal Communications Commission or Congress may revise how companies like us contribute to certain federal programs that could increase our costs, reduce our profitability, or make our services less competitive in the communications marketplace.

In the U.S., the Communications Act and associated FCC regulations require that every provider of interstate telecommunications contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. The FCC has announced its intention to propose new rules regarding universal service contribution during 2012. These new proposals would likely affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. We cannot predict whether the FCC will adopt any particular contribution methodology, nor can we predict the potential impact on our business at this time. A revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

In the United States and Canada, there is increasing regulation of VoIP service offerings. Increased regulation may increase our costs, reduce our profit margins, or make our services less competitive in the communications marketplace.

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

We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning Internet Protocol enabled products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like E911, CALEA, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The rules that the FCC has already extended to interconnected VoIP providers include:

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

•	Rules requiring VoIP providers to provide access to E911 services on terms generally similar to those provided by traditional landline carriers.

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

•	Rules requiring VoIP providers to pay regulatory fees based on reported interstate and international revenues, including universal service fees.

•	Rules requiring VoIP providers to provide notice to customers of discontinuance of service in some circumstances.

•

In a May 2011 rulemaking, the FCC proposed to extend outage reporting requirements to interconnected VoIP and broadband service providers. At this time we cannot predict the outcome of this proceeding, nor can we predict its potential impact on our business.

•

In July 2011, the FCC released a Notice of Proposed Rulemaking, seeking comment on proposed rules designed to assist consumers in detecting and preventing the placement of unauthorized charges on their telephone bills, an unlawful practice commonly referred to as “cramming.” The FCC sought comment on whether these proposed rules or similar requirements should apply to providers of interconnected VoIP service. Further, the FCC sought comment on whether any of its ‘Truth-in-Billing’ rules or similar requirements should apply to interconnected VoIP providers in order to protect consumers from cramming. At this time we cannot predict the outcome of this proceeding, nor can we predict its potential impact on our business.

•

In November 2011, the FCC released an Order requiring VoIP providers to pay intercarrier compensation for the exchange of PSTN-VoIP traffic, the reduction of default payment rates, and the provision of signaling information with VoIP calls. The Order broadly reforms the system of default rates that apply to payments between regulated service providers going forward, but does not resolve past disputes. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep. We cannot predict the full impact of the FCC’s Order at this time.

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

We may become subject to increased obligations with regard to accessibility obligations for people with disabilities and more of our service offerings may become subject to disabilities access obligations.

In October 2011, the FCC ruled that VoIP services are subject to Sections 255 and 716 of the Act regarding requirements to ensure that people with disabilities have access to certain services. As such, VoIP providers and other providers of advanced communications services (and manufacturers of equipment used for such services) must ensure that their services and products are accessible to people with disabilities, unless it is not achievable to do so. The FCC also established recordkeeping, certification, and enforcement provisions related to the disability access provisions it adopted. If and to the extent that we are determined to be out of compliance with the FCC’s disability access requirements, we may be subject to fines, penalties, cease and desist orders prohibiting us from providing service on the federal and state levels or any combination of the foregoing. The FCC’s review of disability access related requirements remains ongoing, and at this time, we cannot predict whether we will be subject to additional accessibility requirements.

Proposed future U.S. federal income tax legislation could impact the Company’s effective tax rate.

Future tax legislation could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. If legislation on any of these items are enacted into law they could materially impact our effective tax rate.

We may be subject to liabilities for past taxes, surcharges, fees, penalties and interest.

Prior to 2010, the Company determined that with limited exceptions there was no requirement to bill, collect and remit transaction based state or local taxes (such as sales and use, excise, and utility user taxes), fees or surcharges on charges to our VoIP service customers. During 2010, we made a modification to the language in our customer agreements, and we determined that the Company may be required to bill, collect and remit certain transaction based taxes. The Company began to bill such taxes in 2010. In certain jurisdictions, there exists an immaterial amount of billed and collected taxes that have not been remitted, which the Company is in the process of remitting. In 2010, the FCC ruled that states may require interconnected VoIP service providers to contribute to state Universal Service Funds, and expressly deferred ruling on whether such providers must do so retroactively. We are continuing to assess the applicability of this ruling to our business and developing compliance plans. In limited jurisdictions, we determined we are required to collect such taxes and are currently billing and collecting these taxes from our customers. To the extent that we have collected taxes and fees and have not yet remitted such taxes and fees, we may be subject to fines and penalties and other claims. To the extent that we have not been collecting taxes and fees, we may be subject to retroactive liability for VoIP-specific taxes, fees and surcharges and, potentially, penalties and interest in a number of states, which may have a material adverse effect on the financial position, results of operations and cash flows of our VoIP business.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot make assurances that these conditions will not have a material effect on our revenues and growth in the future. International regulatory considerations that affect or limit our business include:

•

ongoing regulatory proceedings in Australia contested by Telstra which has an incentive to increase prices and charges and to deny or impede access to essential facilities and services needed by us to compete;

•

the ultimate outcome with the NBN, which could be subject to further review by the current or next incoming government, which could have impact on (a) we will have access to the NBN; and (b) the duration for which the copper wire based last mile infrastructure we use to furnish broadband services using our DSLAM network infrastructure will be continued;

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

Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.

We may be exposed to significant liability resulting from our noncompliance with FCC orders regarding E911 services.

As of November 2005, FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. Like many interconnected VoIP providers, Lingo, Inc. (Lingo), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of December 31, 2011, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties and cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

Since 2008, interconnected VoIP providers and others involved in handling 911 calls have been afforded the same liability protections as mobile or wired telephone service providers when handling 911 calls. However, the applicability of the liability protection to 911 calling services that do not conform to the FCC’s VoIP E911 rules is unclear. As such, to the extent our services do not comply with the FCC’s VoIP E911 requirements we may still face significant and material liability due to failures of our E911 service to function properly. We may be similarly exposed to liability in Canada in connection with emergency services associated with our VoIP services. A description of our regulatory obligations associated with our VoIP services in Canada is set forth under “Government Regulation—Canada.”

The FCC may impose additional E911 obligations on VoIP providers, like us, that may increase our cost, decrease our profits, or make our services less competitive with other providers of calling services.

The FCC is considering a number of changes regarding the applicability of E911 requirements to VoIP providers like us and has sought comment on whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on (i) how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others, (ii) whether to apply the FCC’s 911 rules to “outbound-only” interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (iii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; (iv) whether to revise the FCC’s definition of interconnected VoIP service; and (v) whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts.

The FCC is also considering whether E911 obligations should apply to other IP-enabled services.

At this time we cannot predict the outcome of these proceedings nor can we predict their potential impact on our business. Our VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of emergency assistance.

Uncertainty regarding the rates we pay to interconnected telecommunications carriers in the U.S. may affect our profitability and increase the retail price of our service.

In November 2011,the FCC adopted a major reform of the methodology that regulated telecommunications carriers use to determine the appropriate payments for the exchange of traffic that is necessary to complete long-distance telephone calls to the traditional telephone network. Under the new rules, LECs generally are prohibited from increasing their rates for termination and origination of long-distance calls (except for the origination charges of smaller telephone companies serving less than 2% of all telephone lines in the U.S.). Starting July 1, 2012, all LECs will be required to reduce their charges for originating and terminating in-state toll calls to the extent they are higher than the comparable charges for interstate calls, and after July 1, 2013, the charges for in-state toll calls must be no higher than those for interstate calls. Starting July 1, 2014, LECs will be required to further reduce the rates for terminating long-distance calls (only) in a series of steps until (in most cases) the rates are reduced to zero effective July 1, 2018. Charges for outgoing calls originated by U.S. customers are not required to be reduced in this latter stage, although the FCC is conducting a further rulemaking proceeding in which it will consider possible reductions to originating charges. The FCC’s decision is subject to petitions for reconsideration as well as multiple petitions for judicial review, which could result in changes in either the transition schedule or the ultimate elimination of terminating charges. Because of the continuing proceedings both at the FCC and in the courts, we face ongoing uncertainty as to our future costs for both originating and terminating telephone calls in the U.S. Further, we face uncertainty as to whether and how our competitors will adjust their retail prices in response to changes in the cost of call termination, which may affect our own pricing and profit margins.

We may not be able to comply with recent FCC requirements regarding the transfer of telephone numbers to other providers when customers change providers.

In 2008, the FCC clarified that interconnected VoIP providers, such as us, are subject to its rules regarding transferring the telephone numbers of customers that choose to obtain service from other providers, including both interconnected VoIP providers and traditional carriers. In 2009, the FCC released an order that reduces the amount of time within which voice service providers must transfer a telephone number to a new provider. We, along with other VoIP providers, are now required to transfer telephone numbers on the shortened timeframe. We rely on our underlying, third party carriers to comply with these rules. Our underlying, third party carriers are currently in compliance with the FCC’s rules and we expect that they will remain in compliance. But should our underlying carriers fail to comply with the FCC rules, we may be subject to fines, penalties, or cease and desist orders.

States in the U.S. may subject our service to state USF obligations.

Several states have attempted to require nomadic interconnected VoIP providers to contribute to state USFs. One state, Nebraska, engaged in litigation with a provider of interconnected VoIP services similar to us. On July 16, 2009, Kansas and Nebraska filed a petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers to contribute to state USFs. The petition also sought a retroactive rule finding that states have been able to collect such contributions for an uncertain time period. On November 5, 2010, the FCC released an order granting the petition in part, clarifying that on a prospective basis states may extend USF contribution requirements to cover intrastate revenues of nomadic VoIP providers, so long as the state’s particular requirements do not conflict with federal law or policies. We cannot predict which states may seek to impose such contributions on us. Decisions by states to collect state USF contributions may result in increased state regulation of our service and increased costs associated with our services, which may lead to either lower profits or a less competitively priced service. Typically, state USF fees would be passed on to consumers. At this time, we cannot predict the outcome of individual state decisions or the impact such decisions might have on our business.

We may become subject to state regulation for certain service offerings.

A number of states have adopted the position that offerings by VoIP companies like us are subject to state regulation. These states generally base their jurisdiction to regulate such offerings based on whether a VoIP company is able to determine the beginning and end points of communications and whether such communications occur entirely within the boundaries of the respective state. We believe that the FCC has preempted states from regulating VoIP offerings. We cannot predict how this issue will be resolved nor its impact on our business at this time but we could be subject to increased costs, reduced profitability, and fines or penalties.

Access to the Internet is required by us and our users in order to offer our services. If Internet access providers or other companies involved in handling Internet traffic are able to block, degrade or charge us so that we cannot offer quality services, we could incur additional costs or lose customers.

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

On December 23, 2010, the FCC adopted an order that imposes “network neutrality” rules on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. While the substance of the rules and the process used by the FCC in adopting the rules differs from the FCC’s previous Internet policy principles that were called into question by the D.C. Circuit, questions remain concerning the FCC’s ability to adopt rules governing the conduct of fixed and wireless broadband Internet access providers. The FCC’s rules became effective on November 20, 2011. Several parties have appealed these rules to the U.S. Court of Appeals for the District of Columbia. We cannot predict to what extent these or any other appeals may succeed, nor can we predict what impact these rules may have on our business at this time. If an Internet access provider were to interfere with access to our products and services, such actions could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

We are subject to the requirements of the Federal Trade Commission’s new “Red Flag” identity theft rules.

We must comply with Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and rules of the Federal Trade Commission (FTC) that require “creditors” to develop and effectuate written internal programs to detect, prevent, and mitigate identity theft in connection with their accounts. The rules became effective on January 1, 2011, and we may be deemed to be a “creditor” as defined in the FACTA to the extent that we use consumer reports in connection with providing service to customers, or provide information to debt collectors or consumer reporting agencies. We are taking steps to ensure compliance with the FTC’s rules, but if and to the extent that we are determined to be out of compliance with the rules we may be subject to fines, penalties, compliance orders or any combination of the foregoing.

Uncertainty regarding the rates we pay to interconnected telecommunications carriers in the U.S. may affect our profitability and the retail price of our service.

In November 2011, after a proceeding spanning a number of years, the FCC adopted a major reform of the methodology that regulated telecommunications carriers use to determine payments for the exchange of traffic to complete long-distance telephone calls over the traditional local telephone network. Under the new rules, LECs generally are prohibited from increasing their rates for termination and origination of long-distance calls (except for the origination charges of smaller telephone companies serving less than 2% of all telephone lines in the U.S.). Starting July 1, 2012, all LECs will be required to reduce their charges for originating and terminating in-state toll calls to the extent they are higher than the comparable charges for interstate calls, and after July 1, 2013, the charges for in-state toll calls must be no higher than those for interstate calls. Starting July 1, 2014, LECs will be required to further reduce the rates for terminating long-distance calls (only) in a series of steps until (in most cases) the rates are reduced to zero effective July 1, 2018. Charges for outgoing calls originated by U.S. customers are not required to be reduced in this latter stage, although the FCC is conducting a further rulemaking proceeding in which it will consider possible reductions to originating charges. The FCC’s decision is subject to petitions for reconsideration as well as multiple petitions for judicial review, which could result in changes in either the transition schedule or the ultimate elimination of terminating charges. Because of the continuing proceedings both at the FCC and in the courts, we face ongoing uncertainty as to our future costs for both originating and terminating telephone calls in the U.S. Further, we face uncertainty as to whether and how our competitors will adjust their retail prices in response to changes in the cost of call termination, which may affect our own pricing and profit margins.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. As of December 31, 2011, total leased space in the United States, Australia, Canada, and the United Kingdom, as well as other countries in which we operate, approximates 638,000 square feet and the total annual lease costs are approximately $22.7 million. The operating leases expire at various times, with the longest commitment expiring in 2023. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Group common stock issued and outstanding on and after July 1, 2009 (the “New Common Stock”) traded on the OTC Bulletin Board under the ticker symbol “PMUG” between July 1, 2009 and June 23, 2011, and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PTGI” on June 23, 2011. Shares of our common stock issued and outstanding immediately prior to July 1, 2009 (the “Old Common Stock”) traded on the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” The ticker symbol “PRTL” was assigned to our Old Common Stock for over-the-counter quotations. On June 30, 2009, all shares of our outstanding Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization, and 9,600,000 shares of New Common Stock were issued. We have no continuing obligations with respect to the Old Common Stock.

The following table provides the high and low sale prices for Group’s New Common Stock as reported by the NYSE or the OTC Bulletin Board, as applicable, for each quarterly period for the last two fiscal years.

	New Common Stock
Period	High	Low
2011
1st Quarter	$15.75	$12.50
2nd Quarter	$15.65	$13.50
3rd Quarter	$15.17	$9.55
4th Quarter	$13.21	$10.09

2010
1st Quarter	$7.25	$5.65
2nd Quarter	$7.54	$6.15
3rd Quarter	$7.70	$6.75
4th Quarter	$14.00	$7.00

Holders of Common Stock

As of February 29, 2012, the Company had ten holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the indenture governing our 10% Notes, and may be restricted by other arrangements entered into in the future by us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Recent Developments Involving Existing Notes that May Impact Future Results and Liquidity” and Note 8—“Long-Term Obligations” to our consolidated financial statements for more detail concerning our 10% Notes. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Warrant Agreements

As of July 1, 2009 (the “Effective Date”), the outstanding 5% Exchangeable Senior Notes and 8% Senior Notes issued by Holding (the “Holding Senior Notes”) were cancelled, and Group issued holders thereof Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock. The Class A warrants consist of 1,000,000 each of Class A-1 warrants, Class A-2 warrants and Class A-3 warrants. In connection with the issuance of the Class A warrants, Group entered into a warrant agreement, dated as of the Effective Date (the “Class A Warrant Agreement”), with Broadridge Corporate Issuer Solutions, Inc., as warrant agent. Subject to the terms of the Class A Warrant Agreement, Class A-1 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $12.22 per share, Class A-2 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $16.53 per share, and Class A-3 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $20.50 per share. The Class A warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Class A warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class A warrants on a cashless basis in connection with a change of control (as defined in the Class A Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class A warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Class A warrants. The Class A warrants are freely transferrable by the holder thereof.

As of the Effective Date, the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) were cancelled, and Group issued holders thereof Class B warrants to purchase up to an aggregate of 1,500,000 shares of New Common Stock. In connection with the issuance of the Class B warrants, Group entered into a warrant agreement, dated as of the Effective Date (the “Class B Warrant Agreement”), with Broadridge Corporate Issuer Solutions, Inc., as warrant agent. Subject to the terms of the Class B Warrant Agreement, Class B warrant holders are entitled to purchase 1,500,000 shares of New Common Stock at an initial exercise price of $26.01 per share. The Class B warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Class B warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class B warrants on a cashless basis in connection with a change of control (as defined in the Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class B warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to the Class B warrants. The Class B warrants are freely transferrable by the holder thereof.

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

The CVRs may not be transferred by the holder thereof except in certain limited circumstances. Subject to the terms of the CVR Agreement, holders of CVRs may receive their pro rata share of up to 2,665,000 CVR Shares if certain conditions are satisfied. A distribution of CVR Shares is required to be made by Group if, as of any determination date (as described in the paragraph below), Group’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of Group) divided by the sum of the number of shares of New Common Stock then issued and outstanding plus the number of shares of New Common Stock underlying warrants, options and similar securities of Group (other than CVRs) that are then in-the-money exceeds $35.95. The aggregate number of such shares of New Common Stock is referred to as the “Applicable Shares;” the price per share of $35.95, subject to adjustment as described below, is referred to as the “CVR Strike Price;” and the per share amount of any such excess over the CVR Strike Price is referred to as the “Excess Equity Value Per Share.” If such a distribution is required, the number of CVR Shares to be distributed by Group equals the product of Excess Equity Value Per Share multiplied by the number of Applicable Shares divided by the CVR Strike Price. Such product of Excess Equity Value Per Share and the number of Applicable Shares is referred to as the “Excess Equity Value.”

Group will determine if and to the extent a distribution of CVR Shares is required (i) on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which data is available to confirm that Group’s adjusted EBITDA for the immediately preceding four fiscal quarters is equal to at least $100 million, and (ii) upon the occurrence of certain change of control transactions involving Group. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by Group that a distribution is required. Notwithstanding the foregoing, no distribution of CVR Shares is required to be made by Group unless Excess Equity Value exceeds $1 million as of any determination date.

The maximum number of CVR Shares and the CVR Strike Price will be adjusted from time to time in connection with any stock dividend or distribution, or subdivision, split, combination, reclassification or recapitalization of the New Common Stock. In addition, if Group distributes to holders of New Common Stock any of its assets (including but not limited to cash), securities or rights to purchase securities of Group (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of Group for the immediately preceding fiscal year), then the number of CVR Shares will be increased and the CVR Strike Price will be decreased, in each case pursuant to the terms of the CVR Agreement. Additionally, in case of any reclassification, merger, consolidation, capital reorganization or other change in the capital stock of Group (other than in connection with certain change of control transactions involving Group) in which all or substantially all of the outstanding shares of New Common Stock are converted into or exchanged for stock, other securities or other property, Group shall make appropriate provision so that the holders of Contingent Value Rights shall thereafter be entitled to receive, at such time such holder would have otherwise been entitled to receive a distribution under the CVR Agreement, the kind and amount of stock and other securities and property having a value substantially equivalent to the value of New Common Stock that the holders of Contingent Value Rights would have been entitled to receive in connection with a distribution of CVR Shares immediately prior to such reclassification, merger, consolidation, reorganization or other change in the capital stock of Group at a CVR

Strike Price that, in each case, is reasonably determined by the board of directors of Group after consultation with an independent valuation advisor to preserve, to the extent practicable, the intrinsic value of such CVR immediately prior to such event.

The Contingent Value Rights will expire and the CVR Agreement will terminate upon the earliest to occur of: (1) the date upon which no further CVR Shares are available for distribution, (2) the consummation of certain change of control transactions (subject to any potential distribution of CVR Shares as a result thereof), and (3) July 1, 2019.

The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as an exhibit to Group’s Form 8-A filed with the SEC on July 1, 2009 and such exhibit is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in the year ended December 31, 2011.

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects shares of common stock withheld to satisfy tax withholding obligations during the year ended December 31, 2011.

On August 8, 2011, the Company’s board of directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the year ended December 31, 2011, the Company repurchased shares of common stock in connection with our stock repurchase program, which is also reflected in the table below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Shares purchased in satisfaction of tax withholding obligations
January 1, 2011 to March 31, 2011	2,669	$14.92	$—	$—
April 1, 2011 to June 30, 2011	699	$14.56	$—	$—
July 1, 2011 to September 30, 2011	4,087	$15.02	$—	$—
October 1, 2011 to December 31, 2011	10,907	$12.66	$—	$—

Total	18,362	$13.58	$—	$—

Shares purchased under a stock repurchase program
January 1, 2011 to March 31, 2011	—	$—	$—	$—
April 1, 2011 to June 30, 2011	—	$—	$—	$—
July 1, 2011 to September 30, 2011	31,626	$11.92	$—	$14.6
October 1, 2011 to December 31, 2011	—	$—	$—	$14.6

Total	31,626	$11.92	$—	$14.6

Stock Performance Graph

The following graph, furnished voluntarily pursuant to Instruction 6 to Item 201(e) of Regulations S-K, compares the cumulative total returns during the period from July 1, 2009 to December 31, 2011 of our common stock to the Standard & Poor’s Telecommunications Index. The comparison assumes $100 was invested on July 1, 2009 in the common stock of the Company and the indices and assumes that all dividends were reinvested. The reorganized company’s New Common Stock began trading on the OTC Bulletin Board on July 1, 2009, and on the NYSE on June 23, 2011. The company’s Old Common Stock, which was actively traded prior to July 1, 2009, does not provide meaningful comparison and the performance of the Old Common Stock has not been provided.

	July 1, 2009	December 31, 2009	December 31, 2010	December 31, 2011
Primus Telecommunications Group, Inc. (PTGI)	$100.00	$143.75	$312.50	$316.50
Standard & Poor’s Telecommunications Index	$100.00	$115.29	$128.67	$129.87

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

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data” and (iii) the information described below under “Discontinued Operations.”

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

Discontinued Operations

Brazil. During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010, 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. The following selected financial information has been recast to reflect such retrospective classification of the Company’s Brazilian segment.

Europe. During the third quarter of 2010, the Company discontinued its Europe segment, which was also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. The Company did not retrospectively adjust its 2009 or 2008 consolidated balance sheet, as held for sale criteria was not met until the third quarter of 2010. As such, financial information for the Europe segment will appear, as applicable, where balance sheet information is presented for fiscal years 2009 and 2008. The following selected financial information has been recast to reflect such retrospective classification of the Company’s European retail operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
NET REVENUE	$989,259	$737,262	$389,072	$358,999	$822,708	$821,424
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	695,738	466,045	253,299	232,436	520,076	502,834
Selling, general and administrative	214,585	194,887	93,541	87,134	235,091	246,347
Depreciation and amortization	64,450	64,427	36,284	11,470	30,181	26,783
(Gain) loss on sale or disposal of assets	(12,944)	196	102	(43)	(5,966)	241
Goodwill impairment	14,679	—	—	—	—	—

Total operating expenses	976,508	725,555	383,226	330,997	779,382	776,205

INCOME (LOSS) FROM OPERATIONS	12,751	11,707	5,846	28,002	43,326	45,219
INTEREST EXPENSE	(32,506)	(35,441)	(17,255)	(14,072)	(53,861)	(60,706)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(213)	(183)	(3)	189	583	(449)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(7,346)	164	(4,146)	—	36,872	(8,161)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	2,902	(13,737)	(2,804)	—	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(127)	674	476	363	3,272	6,007
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,661)	16,413	19,566	20,332	(46,378)	32,734

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(27,200)	(20,403)	1,680	34,814	(16,186)	14,644
REORGANIZATION ITEMS, net	—	1	(421)	422,947	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(27,200)	(20,402)	1,259	457,761	(16,186)	14,644
INCOME TAX BENEFIT (EXPENSE)	(869)	9,085	10,180	(4,074)	739	9,264

INCOME (LOSS) FROM CONTINUING OPERATIONS	(28,069)	(11,317)	11,439	453,687	(15,447)	23,908
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(419)	(10,801)	(4,264)	17,184	(6,425)	(14,304)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(4,781)	2,926	(110)	251	—	6,132

NET INCOME (LOSS)	(33,269)	(19,192)	7,065	471,122	(21,872)	15,736
Less: Net (income) loss attributable to the noncontrolling interest	(5,461)	105	(333)	32	(3,159)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(38,730)	$(19,087)	$6,732	$471,154	$(25,031)	$15,736

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(2.58)	$(1.15)	$1.15	$3.18	$(0.13)	$0.18
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.12	(0.05)	(0.11)
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—	—	0.05

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(2.98)	$(1.96)	$0.70	$3.30	$(0.18)	$0.12

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(2.58)	$(1.15)	$1.14	$2.62	$(0.13)	$0.13
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.10	(0.05)	(0.07)
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—	—	0.03

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(2.98)	$(1.96)	$0.69	$2.72	$(0.18)	$0.09

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	$12,994	$9,721	$9,600	$142,695	$142,643	$128,771

Diluted	12,994	9,721	9,800	173,117	142,643	196,470

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(33,530)	$(11,212)	$11,106	$453,719	$(18,606)	$23,908
Income (loss) from discontinued operations	(419)	(10,801)	(4,264)	17,184	(6,425)	(14,304)
Gain (loss) from sale of discontinued operations	(4,781)	2,926	(110)	251	—	6,132

Net income (loss)	$(38,730)	$(19,087)	$6,732	$471,154	$(25,031)	$15,736

Balance Sheet Data:

	Successor			Predecessor
	As of December 31,			As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Total assets	$543,824	$514,459	$558,914	$330,444	$460,403
Total long-term obligations (including current portion)	$247,762	$243,891	$257,516	$604,837	$673,903
Total liabilities	$442,118	$431,425	$459,005	$789,169	$907,943
Total Primus Telecommunications Group, Inc. stockholders’ equity (deficit)	$101,706	$83,034	$99,909	$(461,539)	$(447,540)

Discontinued Operations Data:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenue	$25,370	$65,192	$35,261	$32,518	$77,005	$84,565
Operating expenses	25,856	77,340	37,976	33,423	82,284	98,316

Income (loss) from operations	(486)	(12,148)	(2,715)	(905)	(5,279)	(13,751)
Interest expense	(77)	(59)	(68)	(63)	(28)	(667)
Gain (loss) on early extinguishment or restructuring of debt	—	—	—	—	—	510
Interest income and other income (expense)	485	(328)	(144)	53	64	(321)
Foreign currency transaction gain (loss)	(101)	(135)	(1,185)	787	(808)	(41)
Reorganization items	—	—	(14)	17,146	—	—

Income (loss) before income tax	(179)	(12,670)	(4,126)	17,018	(6,051)	(14,270)
Income tax (expense) benefit	(240)	1,869	(138)	166	(375)	(34)

Income (loss) from discontinued operations	$(419)	$(10,801)	$(4,264)	$17,184	$(6,426)	$(14,304)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data,” and other financial information incorporated by reference herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data and data center services to customers located primarily in Australia, Canada and the United States. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services. Our focus is on expanding our Growth Services, which includes our broadband, SME VoIP, Australian on-net local services, data, and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our International Carrier Services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

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

In order to manage our network transmission costs, we pursue a flexible approach with respect to the management of our network capacity. In most instances, we (1) optimize the cost of traffic by using the least expensive cost routing, (2) negotiate lower variable usage-based costs with domestic and foreign service providers, (3) negotiate additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others, and (4) continue to expand/reduce the capacity of our network when traffic volumes justify such actions.

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

The Plan was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Holding Companies consummated their reorganization under the Bankruptcy Code and the Plan of Reorganization became effective. See Note 2—“Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” to our consolidated financial statements for further details.

As of the Effective Date, we adopted fresh-start accounting in accordance with Financial Accounting Standards Board ASC No. 852, “Reorganizations.” The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to the Effective Date are not comparable with the financial statements for periods after the Effective Date. See Note 4—“Fresh-Start Accounting” to our consolidated financial statements for further detail.

Impact of Reorganization on Our Capital Structure, Long-Term Debt and Financial Statements.

Upon our emergence under the Plan of Reorganization on the Effective Date, the Holding Companies’ principal debt was reduced by $316 million, or over 50%, interest payments were reduced by over 50% and certain debt maturities were extended. The significant features of the Plan included the developments summarized below:

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

Prior to the Effective Date, Group had approximately 142,695,390 shares of Old Common Stock issued and outstanding, and all of these shares were cancelled in connection with the effectiveness of the Plan. On the Effective Date, Group issued 9,600,000 shares of New Common Stock and had an additional 7,165,000 shares of New Common Stock reserved for future issuance in respect of claims and interests filed and allowed under the Plan, consisting of (1) 3,000,000 shares of New Common Stock reserved for issuance upon exercise of Class A warrants, (2) 1,500,000 shares of New Common Stock reserved for issuance upon exercise of Class B warrants, and (3) 2,665,000 shares of New Common Stock reserved for distribution on account of CVRs. The total number of shares of New Common Stock issued and reserved for issuance in respect of claims and interests filed and allowed under the Plan was 16,765,000. Including the shares of New Common Stock reserved for issuance under the Management Compensation Plan, the total number of shares of New Common Stock issued and reserved for issuance under the Plan was 17,765,000.

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

The value of Primus shares issued as merger consideration was based upon the closing price of Primus common stock as of February 25, 2011 of $15.60 per share. The exchange of 5,557,525 eligible Arbinet shares for 3,232,812 Primus common stock equivalents equated to a purchase value of approximately $50.6 million. This includes the issued and outstanding shares of Arbinet and Arbinet’s outstanding warrants, options, stock appreciation rights and other equity awards that were exercised prior to the effective date of the merger or subject to accelerated vesting features due to a change in control.

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

The Arbinet acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Under the acquisition method of accounting, assets acquired and liabilities assumed are measured at fair value as of February 28, 2011. The fair value of the consideration transferred and the assets acquired and liabilities assumed were determined by the Company and in doing so management relied in part upon a third-party valuation report to measure the identifiable intangible assets, property and equipment acquired. In accordance with ASC No. 805, the allocation of the consideration value is subject to additional adjustment until the Company has completed its analysis. The Company’s analysis and any additional adjustments are required to be made by February 28, 2012, the one year anniversary of the date of the acquisition, to provide the Company with the time to complete the valuation of its assets and liabilities. The consolidated financial statements of the Company issued after the merger will reflect only the operations of the combined business after the merger and will not be restated retroactively to reflect the historical financial position or results of operations of Arbinet.

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

The significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet triggered the requirement for the Company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company recorded the preliminary purchase accounting during the first quarter of 2011. See Note 5—“Acquisitions” and Note 7—“Goodwill and Other Intangible Assets” to the notes to our consolidated financial statements included elsewhere in this report.

Given the above, the Company had goodwill arising from the acquisition of Arbinet that was considered impaired upon implementing the purchase accounting of Arbinet’s net assets. The Company performed Step 1 and Step 2 testing for goodwill impairment during the first quarter 2011 and, as a result, recognized an impairment expense of $14.7 million during the first quarter 2011.

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

The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the guarantors of the 10% Notes, including Group (“Guarantors”), including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Group that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Group that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The 10% Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The 10% Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The 10% Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the indenture governing the 10% Notes (“10% Notes Indenture”).

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, Holding must give holders of the 10% Notes an opportunity to sell their 10% Notes to Holding at a purchase price of 101% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If Group or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the 10% Notes at 100% of their principal amount, plus accrued and unpaid interest.

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of Group and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of Group’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

Under the 10% Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the 10% Notes, in the future that is subject to security interests in the same collateral as the 10% Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the 10% Notes) equal to 2.25 times consolidated EBITDA of Group for the prior four fiscal quarters.

Following the completion of the Exchange Offers and Consent Solicitation, Units representing $2.4 million aggregate principal amount of 13% Notes remain outstanding, and the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

Following the completion of the Exchange Offers and related transactions, all obligations with respect to the 14 1/4% Notes were discharged. See “Liquidity and Capital Resources” below for further detail regarding the Exchange Offers, Consent Solicitation and discharge of our obligations with respect to the 14 1/4% Notes.

New York Stock Exchange Listing

On June 23, 2011, we began to list our common stock on the New York Stock Exchange under the ticker symbol, “PTGI.” At that time, trading of our common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

Globility’s Agreement to Sell Canadian Wireless Spectrum Assets

On October 5, 2011, Globility Communications Corporation (“Globility”), a Canadian local exchange carrier in which Primus directly and indirectly owns a 45.6% interest in compliance with Canadian telecommunication laws, completed the sale of its fixed wireless spectrum licenses in 29 rural and urban markets across Canada for CAD$15 million (approximately USD$15 million), resulting in a net gain before taxes of USD$13.1 million.

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

In the year ended December 31, 2011, as compared to the year ended December 31, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2011 and 2010:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Year Ended December 31,
	2011	2010	Variance	Variance%
Canada	246,612	231,185	15,427	6.7%
Australia	286,462	276,614	9,848	3.6%
United Kingdom	273,053	93,440	179,613	192.2%
Europe(1),(2)	87	60,617	(60,530)	-99.9%
Brazil(2)	25,457	27,686	(2,229)	-8.1%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2011	2010	Variance	Variance%
Canada (in CAD)	243,656	238,229	5,427	2.3%
Australia (in AUD)	277,461	301,324	(23,863)	-7.9%
United Kingdom (in GBP)	170,124	60,619	109,505	180.6%
Europe(1),(2) (in EUR)	64	45,518	(45,454)	-99.9%
Brazil(2) (in BRL)	42,049	48,908	(6,859)	-14.0%

1	Europe includes only subsidiaries whose functional currency is the EUR.
2	Table includes revenues from discontinued operations which are subject to currency risk.

In the year ended December 31, 2010, as compared to the year ended December 31, 2009, the USD was weaker on average as compared to the CAD and AUD; the USD was stronger on average as compared to the GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2010 and 2009:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Year Ended December 31,
	2010	2009	Variance	Variance%
Canada	231,185	224,397	6,788	3.0%
Australia	276,614	243,158	33,456	13.8%
United Kingdom	93,440	93,078	362	0.4%
Europe(1),(2)	60,617	89,291	(28,674)	-32.1%
Brazil(2)	27,686	14,694	12,992	88.4%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2010	2009	Variance	Variance%
Canada (in CAD)	238,229	255,674	(17,445)	-6.8%
Australia (in AUD)	301,324	308,068	(6,744)	-2.2%
United Kingdom (in GBP)	60,619	59,919	700	1.2%
Europe(1),(2) (in EUR)	45,518	63,716	(18,198)	-28.6%
Brazil(2) (in BRL)	48,908	29,067	19,841	68.3%

1	Europe includes only subsidiaries whose functional currency is the EUR.
2	Table includes revenues from discontinued operations which are subject to currency risk.

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

Valuation of Goodwill and other intangible assets—Under ASC No. 350 “Intangibles—Goodwill and Other”, goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the impairment provisions of ASC 360, “Property Plant and Equipment.”

Goodwill impairment is tested annually using a two-step process that begins with an estimation of the fair value of each reporting unit as of October 1st. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined, that is through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Our reporting units are the same as our operating segments as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that they each provide telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management. For purposes of this calculation, we have aggregated the carrying values of our US and International Carrier Services (“ICS”) operating segments together. The goodwill which was acquired in the Arbinet purchase was not specifically allocated to each subsidiary of Arbinet (who has both US and UK operations). Therefore, in order to appropriately match carrying values and invested capital, we needed to include the carrying value of our ICS – UK subsidiary since the revenues were being included in the valuation of the combined US/ICS segment.

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

As disclosed in Note 4—“Fresh-Start Accounting” to the Company’s consolidated financial statements, on July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852, “Reorganizations.” Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset and liability values are re-measured and allocated in conformity with ASC No. 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value.

The carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 7—“Goodwill and Other Intangible Assets,” to the Company’s consolidated financial statements.

To facilitate the first step of the goodwill impairment analysis the Company first determines the fair value of each reporting unit as of October 1, the goodwill measurement date, and compares those amounts to the carrying value of the respective reporting units as of October 1. To the extent the fair value of the reporting unit exceeds the book value, no additional analysis is required and no impairment is recognized. To facilitate the Company’s calculation of the fair value of the reporting units, the valuation methods included (i) a discounted cash flow analysis, considering a range of between 13% and 15% weighted average costs of capital and market-based multiples of projected earnings for its terminal value. A key assumption in the fair value calculations is the Company’s future operating performance and resulting cash flow which is inherently subject to significant uncertainties and contingencies, and are based on management’s best estimates at the date of measurement. Potential events which could have a negative effect on the key assumptions include competitive actions, technological developments, regulatory actions and currency movements. For additional risk factors which could affect the assumptions see Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

As of the most recent annual test conducted on October 1, 2011, the Company concluded that the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. For one of the reporting units for which the goodwill balance was $37 million as of

December 31, 2011, the fair value exceeded the carrying value by approximately 6%. The Company performed a sensitivity test at October 1, 2011 that showed a 100 basis point increase and decrease in its discount rate or a 50 basis point increase and decrease in the terminal growth rate for each reporting unit and concluded that no potential goodwill impairment existed at October 1, 2011.

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

At present, our subsidiaries in the major jurisdictions in which we operate have significant deferred tax assets resulting from tax loss carryforwards. With the exception of our Australian companies, these deferred tax assets are fully offset with valuation allowances. The appropriateness and amount of these valuation allowances are based on our assumptions about the future taxable income of each affiliate or available tax planning strategies. Except in the case of our Australian companies, if our assumptions have significantly underestimated future taxable income with respect to a particular affiliate, all or part of the valuation allowance for the affiliate would be reversed and additional income could result. If our assumptions with respect to our Australian affiliates have significantly overestimated future taxable income, a full or partial valuation allowance would be applied to the corresponding deferred tax assets and additional tax expense would result.

In accordance with ASC No. 852, for periods including and subsequent to the filing of the Chapter 11 petition, prior to the emergence from bankruptcy, all pre-petition liabilities subject to compromise were segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current in the consolidated balance sheet. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization were reported separately as reorganization items, net, in the consolidated statements of operations. Net cash used for reorganization items was disclosed separately in the consolidated statements of cash flows.

After the emergence from bankruptcy on July 1, 2009, the amounts reported on our subsequent financial statements materially changed. We adopted the “fresh-start” provisions of ASC No. 852, which requires that all assets and liabilities except deferred taxes be restated to their fair value. Deferred tax balances have been established as a result of the differences in the basis adjustments from fresh-start accounting. Certain of these fair values differ materially from the values recorded on the Predecessor consolidated balance sheets. Our emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit before the Effective Date. Additionally, we must also adopt any changes in GAAP that are otherwise required to be adopted within twelve months of such date. For all of these reasons, our Successor’s financial statements are not comparable to our Predecessor’s. See Note 9—“Income Taxes,” to the Company’s consolidated financial statements for further details.

Discontinued Operations

2011 Developments—During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

2010 Developments—During the third quarter of 2010, the Company discontinued its Europe segment, which was also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. The Company did not retrospectively adjust its 2009 consolidated balance sheet, as held for sale criteria was not met until the third quarter of 2010. As such, financial information for the Europe segment will appear, as applicable, where balance sheet information is presented for fiscal years 2009.

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

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Brazil operations, European retail operations and Japan retail operations as discontinued operations for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009, and July 1, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss from discontinued operations.

Summarized operating results of the discontinued operations for the years ended December 31, 2011 and 2010, and the six months ended December 31, 2009 and July 1, 2009 are as follows:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Net revenue	$25,370	$65,192	$35,261	$32,518
Operating expenses	25,856	77,340	37,976	33,423

Income (loss) from operations	(486)	(12,148)	(2,715)	(905)
Interest expense	(77)	(59)	(68)	(63)
Interest income and other income (expense)	485	(328)	(144)	53
Foreign currency transaction gain (loss)	(101)	(135)	(1,185)	787
Reorganization items	—	—	(14)	17,146

Income (loss) before income tax	(179)	(12,670)	(4,126)	17,018
Income tax (expense) benefit	(240)	1,869	(138)	166

Income (loss) from discontinued operations	$(419)	$(10,801)	$(4,264)	$17,184

Explanatory Preliminary Note

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we combine Successor’s results of operations for the period from July 2, 2009 to December 31, 2009 (the “Successor Period”) with Predecessor’s results of operations for the period from January 1, 2009 to July 1, 2009 and we compare these combined results of operations with Successor’s results of operations for the year ended December 31, 2010. We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues are derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. We believe that the comparison of the combined financial results provide management and investors with a meaningful analysis of our performance and trends for comparative purposes. In addition, it should be noted that the application of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

We have combined the results of operations and the sources and uses of cash for the six months ended July 1, 2009 of the Predecessor and the six months ended December 31, 2009 for the Successor, and compared these combined results with the corresponding periods in 2010 to provide a meaningful perspective on our financial and operational performance and trends in order to supplement GAAP data that would not otherwise have been available if we had not combined the results of operations and sources and uses of cash of the Predecessor and the Successor in this manner. The presentation of these combined results for the twelve months ended December 31, 2009 are intended to supplement investors’ understanding of our operating performance and liquidity. However, the combined presentation of the twelve months ended December 31, 2009 are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with U.S. GAAP for the Predecessor and Successor periods. The consolidated financial statements on or after July 1, 2009 are not comparable to the consolidated financial statements prior to that date. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with GAAP using local currency) and converted such amounts utilizing the same U.S. dollar to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding year GAAP presentations.

In reviewing the results and narratives below, it is important to note that there were significant effects resulting from the adoption of fresh-start accounting that affected our historical presentations and that will impact future results compared to pre-Reorganization results, including significant changes in:

•	debt balances and associated interest expense;

•

taxes and the adverse cash flow effects of our obligation to pay additional taxes compared to prior periods, given the termination of significant net operating loss carryforward credits in connection with the Reorganization; and

•	depreciation and amortization, as triggered by our requirement to institute a new capital structure and fully re-measure our tangible and identifiable intangible assets.

Results of Operations

The following information for the years ended December 31, 2011, 2010 and 2009 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
NET REVENUE	100.0%	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	70.3%	63.2%	65.1%	64.7%
Selling, general and administrative	21.7%	26.4%	24.0%	24.3%
Depreciation and amortization	6.5%	8.7%	9.3%	3.2%
(Gain) loss on sale or disposal of assets	-1.3%	0.0%	0.0%	0.0%
Goodwill impairment	1.5%	0.0%	0.0%	0.0%

Total operating expenses	98.7%	98.4%	98.5%	92.2%

INCOME (LOSS) FROM OPERATIONS	1.3%	1.6%	1.5%	7.8%
INTEREST EXPENSE	-3.3%	-4.8%	-4.4%	-3.9%
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	0.0%	0.0%	0.0%	0.1%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	-0.7%	0.0%	-1.1%	0.0%
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	0.3%	-1.9%	-0.7%	0.0%
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	0.0%	0.1%	0.1%	0.1%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	-0.3%	2.2%	5.0%	5.7%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	-2.7%	-2.8%	0.4%	9.7%
REORGANIZATION ITEMS, net	0.0%	0.0%	-0.1%	117.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	-2.7%	-2.8%	0.3%	127.5%
INCOME TAX BENEFIT (EXPENSE)	-0.1%	1.2%	2.6%	-1.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	-2.8%	-1.5%	2.9%	126.4%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	0.0%	-1.5%	-1.1%	4.8%
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	-0.5%	0.4%	0.0%	0.1%

NET INCOME (LOSS)	-3.4%	-2.6%	1.8%	131.2%

The following information reflects net revenue by product line for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the consolidated financial statements and notes.

	Year Ended December 31,
	2011		2010		2009
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Retail voice	$359,331	36.3%	$354,147	48.0%	$345,859	46.2%
International carrier services	411,411	41.6%	178,631	24.2%	212,962	28.5%
Data/Internet	185,938	18.8%	172,485	23.4%	156,168	20.9%
Retail VoIP	32,579	3.3%	31,999	4.4%	33,082	4.4%

Total	$989,259	100.0%	$737,262	100.0%	$748,071	100.0%

Results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010

Net revenue: Net revenue, exclusive of the currency effect, increased $199.2 million, or 27.0%, to $936.5 million for the year ended December 31, 2011 from $737.3 million for the year ended December 31, 2010. Inclusive of the currency effect which accounted for an increase of $52.8 million, net revenue increased $252.0 million to $989.3 million for the year ended December 31, 2011 from $737.3 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2011
	December 31, 2011		December 31, 2010		Year-over-Year		Currency Effect
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	236,437	25.2%	231,185	31.4%	5,252	2.3%	10,175	246,612	24.9%
Australia	254,946	27.2%	276,614	37.5%	(21,668)	-7.8%	31,516	286,462	28.9%
International Carrier Services	400,322	42.8%	178,631	24.2%	221,691	124.1%	11,089	411,411	41.6%
United States	44,202	4.7%	50,724	6.9%	(6,522)	-12.9%	—	44,202	4.5%
Other	564	0.1%	108	0.0%	456	422.2%	8	572	0.1%

Total Revenue	936,471	100.0%	737,262	100.0%	199,209	27.0%	52,788	989,259	100.0%

Canada: Canada net revenue, exclusive of the currency effect, increased $5.2 million, or 2.3%, to $236.4 million for the year ended December 31, 2011 from $231.2 million for the year ended December 31, 2010. The net revenue increase is primarily attributable to an increase of $9.3 million in retail voice services, an increase of $2.3 million in data and hosting services, an increase of $1.8 million in VoIP services, and an increase of $1.6 million in Internet services offset, in part, by a decrease of $6.9 million in prepaid voice services, a decrease of $2.1 million in local services and a decrease of $0.8 million in wireless and other services. Inclusive of the currency effect which accounted for a $10.2 million increase, net revenue increased $15.4 million to $246.6 million for the year ended December 31, 2011 from $231.2 million for the year ended December 31, 2010.

Australia: Australia net revenue, exclusive of the currency effect, decreased $21.7 million, or 7.8%, to $254.9 million for the year ended December 31, 2011 from $276.6 million for the year ended December 31, 2010. The net revenue decrease is primarily attributable to a decreases of $9.2 million in business voice services, a decrease of $7.9 million in residential voice, a decrease of $5.0 million in Internet services and a decrease of $1.7 million in DSL and other services offset, in part, by, an increase of $1.7 million in wireless services, and increase of $0.4 million in prepaid and VoIP services. Inclusive of the currency effect which accounted for a $31.5 million increase, net revenue increased $9.8 million to $286.4 million for the year ended December 31, 2011 from $276.6 million for the year ended December 31, 2010.

International Carrier Services: International Carrier Services net revenue, exclusive of the currency effect, increased $221.7 million, or 124.1%, to $400.3 million for the year ended December 31, 2011 from $178.6 million for the year ended December 31, 2010. The net revenue increase is primarily attributable to the acquisition of Arbinet, which provided net revenue of $204.3 million, an increase of $23.8 million in U.S. carrier services offset, in part, by a decrease of $6.4 million in Europe carrier services. Inclusive of the currency effect which accounted for an $11.1 million increase, net revenue increased $232.8 million to $411.4 million for the year ended December 31, 2011, from $178.6 million for the year ended December 31, 2010.

United States: United States net revenue decreased $6.5 million, or 12.9%, to $44.2 million for the year ended December 31, 2011 from $50.7 million for the year ended December 31, 2010. The decrease is primarily attributable to a decrease of $4.0 million in retail voice services (for residential and small businesses), a decrease of $2.1 million in VoIP services and a decrease of $0.4 million in Internet services.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $195.2 million to $661.2 million, or 70.6% of net revenue, for the year ended December 31, 2011 from $466.0 million, or 63.2% of net revenue, for the year ended December 31, 2010. Inclusive of the currency effect, which accounted for a $34.5 million increase, cost of revenue increased $229.7 million to $695.7 million for the year ended December 31, 2011 from $466.0 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2011
	December 31, 2011		December 31, 2010		Year-over-Year
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
Canada	110,723	46.8%	106,512	46.1%	4,211	4.0%	4,855	115,578	46.9%
Australia	151,122	59.3%	168,831	61.0%	(17,709)	-10.5%	18,886	170,008	59.3%
International Carrier Services	378,651	94.6%	168,698	94.4%	209,953	124.5%	10,760	389,411	94.7%
United States	20,741	46.9%	22,004	43.4%	(1,263)	-5.7%	—	20,741	46.9%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	661,237	70.6%	466,045	63.2%	195,192	41.9%	34,501	695,738	70.3%

Canada: Canada cost of revenue, exclusive of the currency effect, increased $4.2 million to $110.7 million, or 46.8% of net revenue, for the year ended December 31, 2011 from $106.5 million, or 46.1% of net revenue, for the year ended December 31, 2010. The decrease is primarily attributable to an increase in net revenue of $5.2 million. Inclusive of the currency effect, which accounted for a $4.9 million increase, cost of revenue increased $9.1 million to $115.6 million for the year ended December 31, 2011 from $106.5 million for the year ended December 31, 2010.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $17.7 million to $151.1 million, or 59.3% of net revenue, for the year ended December 31, 2011 from $168.8 million, or 61.0% of net revenue, for the year ended December 31, 2010. The decrease is primarily attributable to a $21.7 million decrease in net revenue. Inclusive of the currency effect, which accounted for an $18.9 million increase, cost of revenue increased $1.2 million to $170.0 million for the year ended December 31, 2011 from $168.8 million for the year ended December 31, 2010.

International Carrier Services: International Carrier Services cost of revenue, exclusive of the currency effect, increased $210.0 million to $378.7 million, or 94.6% of net revenue, for the year ended December 31, 2011 from $168.7 million, or 94.4% of net revenue, for the year ended December 31, 2010. The increase is primarily attributable to the acquisition of Arbinet, which provided cost of revenue of $192.3 million. Inclusive of the currency effect, which accounted for a $10.7 million increase, cost of revenues increased $220.7 million to $389.4 million for the year ended December 31, 2011 from $168.7 million for the year ended December 31, 2010.

United States: United States cost of revenue decreased $1.3 million to $20.7 million, or 46.9% of net revenue, for the year ended December 31, 2011 from $22.0 million, or 43.4% of net revenue, for the year ended December 31, 2010. The decrease is attributable to a decrease in net revenue of $6.5 million.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, increased $7.7 million to $202.6 million, or 21.6% of net revenue, for the year ended December 31, 2011 from $194.9 million, or 26.4% of net revenue, for the year ended December 31, 2010. Inclusive of the currency effect, which accounted for a $12.0 million increase, selling, general and administrative expenses increased $19.7 million to $214.6 million for the year ended December 31, 2011 from $194.9 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2011
	December 31, 2011		December 31, 2010		Year-over-Year
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
Canada	75,218	31.8%	78,008	33.7%	(2,790)	-3.6%	3,244	78,462	31.8%
Australia	66,963	26.3%	69,119	25.0%	(2,156)	-3.1%	8,608	75,571	26.4%
International Carrier Services	21,103	5.3%	6,384	3.6%	14,719	230.6%	172	21,275	5.2%
United States	18,253	41.3%	22,203	43.8%	(3,950)	-17.8%	—	18,253	41.3%
Other	877	155.5%	1,594	1475.9%	(717)	-45.0%	13	890	155.6%
Corporate	20,134	—	17,579	—	2,555	14.5%	—	20,134	—

Total SG&A	202,548	21.6%	194,887	26.4%	7,661	3.9%	12,037	214,585	21.7%

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $2.8 million to $75.2 million, or 31.8% of net revenue, for the year ended December 31, 2011 from $78.0 million, or 33.7% of net revenue, for the year ended December 31, 2010. The decrease is attributable to a decrease of $2.4 million in sales and marketing expenses, a decrease of $0.7 million in professional fees, a decrease of $0.4 million in salaries and benefits and a decrease of $0.1 million in occupancy expenses offset, in part, by an increase of $0.5 million in general and administrative expenses and an increase of $0.3 million in advertising expenses. Inclusive of the currency effect, which accounted for a $3.2 million increase, selling, general and administrative expenses increased $0.4 million to $78.4 million for the year ended December 31, 2011 from $78.0 million for the year ended December 31, 2010.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $2.1 million to $67.0 million, or 26.3% of net revenue, for the year ended December 31, 2011 from $69.1 million, or 25.0% of net revenue, for the year ended December 31, 2010. The decrease is attributable to a decrease of $0.5 million in general and administrative expenses, a decrease of $0.5 million in professional fees, a decrease of $0.4 million in advertising expenses, a decrease of $0.4 million in salaries and benefits, a decrease of $0.3 million in sales and marketing expenses and a decrease of $0.1 million in occupancy expense offset, in part, by an increase of $0.1 million travel and entertainment expense. Inclusive of the currency effect, which accounted for an $8.6 million increase, selling, general and administrative expense increased $6.5 million to $75.6 million for the year ended December 31, 2011 from $69.1 million for the year ended December 31, 2010.

International Carrier Services: International Carrier Services selling, general and administrative expense increased $14.7 million to $21.1 million, or 5.3% of net revenue, for the year ended December 31, 2011 from $6.4 million, or 3.6% of net revenue, for the year ended December 31, 2010. The increase is primarily due to the acquisition of Arbinet, which provided selling, general and administrative expenses of $13.1 million, and an increase of $1.7 million in US Carrier Services offset, in part, by a decrease of $0.1 million in Europe Carrier Services. Inclusive of the currency effect, which accounted for a $0.2 million increase, selling, general and administrative expense increased $14.9 million to $21.3 million for the year ended December 31, 2011 from $6.4 million for the year ended December 31, 2010.

United States: United States selling, general and administrative expense decreased $3.9 million to $18.3 million, or 41.3% of net revenue, for the year ended December 31, 2011 from $22.2 million, or 43.8% of net revenue, for the year ended December 31, 2010. The decrease is attributable to a decrease of $2.8 million in general and administrative expenses, a decrease of $1.2 million in salaries and benefits, a decrease of $0.3 million in occupancy expense and a decrease of $0.1 million in travel and entertainment offset, in part, by an increase of $0.4 million in advertising expenses and an increase of $0.1 million in sales and marketing expense and professional fees.

Corporate: Corporate selling, general and administrative expense increased $2.5 million to $20.1 million for the year ended December 31, 2011 from $17.6 million for the year ended December 31, 2010. The increase is attributable to an increase of $0.7 million in general and administrative expenses, an increase of $0.6 million in salaries and benefits, an increase of $0.5 million in professional fees, an increase of $0.5 million in travel and entertainment expenses and an increase of $0.2 million in occupancy expense.

Depreciation and amortization expense: Depreciation and amortization expense increased $0.1 million to $64.5 million for the year ended December 31, 2011 from $64.4 million for the year ended December 31, 2010. The increase was primarily the result of certain assets revalued at the time of fresh-start accounting and depreciated over a one year life which ended on June 30, 2010, offset in part, by additional depreciation and amortization from Arbinet.

Goodwill impairment expense: The Company expensed $14.7 million of goodwill in the first quarter of 2011 due to the acquisition price of Arbinet Corporation. See Note 5—“Acquisitions” and Note 7—“Goodwill and Other Intangible Assets” to the notes to our consolidated financial statements included elsewhere in this report.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net decreased $2.9 million to $32.7 million for the year ended December 31, 2011 from $35.6 million for the year ended December 31, 2010. The decrease was due to the $24.0 million principal payment of the 14 1/4% Senior Subordinated Secured Notes in April 2011, partially offset by an increase in our overall debt balance.

Gain (loss) on early extinguishment or restructuring of debt: Gain (loss) on early extinguishment or restructuring of debt was a loss of $7.3 million for the year ended December 31, 2011, primarily due to professional fees incurred as a result of the Exchange Offers and Consent Solicitation, as compared to a gain of $0.2 million for the year ended December 31, 2010.

Gain (loss) from contingent value rights valuation: The gain from the change in fair value of the contingent value rights increased $16.6 million to a $2.9 million gain for the year ended December 31, 2011 from a $13.7 million loss for the year ended December 31, 2010. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value (and in future periods will be marked to fair value) at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value (which in future periods potentially could be substantially greater than the initial recorded liability balance). The change in fair value of the liability is reflected in our consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest income and other income (expense): Interest income and other income (expense) decreased $0.8 million to an expense of $0.1 million for the year ended December 31, 2011 from $0.7 million income for the year ended December 31, 2010.

Foreign currency transaction gain (loss): Foreign currency transaction loss decreased $19.1 million to a loss of $2.7 million for the year ended December 31, 2011 from a gain of $16.4 million for the year ended December 31, 2010. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit (expense) is a $0.9 million expense for the year ended December 31, 2011 compared to a $9.1 million benefit for the year ended December 31, 2010. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of valuation allowances related to deferred tax assets. Refer to Note 9—“Income Taxes,” to our consolidated audited financial statements for further detail.

Results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $69.9 million, or 9.3% to $678.2 million for the year ended December 31, 2010 from $748.1 million for the year ended December 31, 2009. Inclusive of the currency effect, which accounted for an increase of $59.1 million, net revenue decreased $10.8 million to $737.3 million for the year ended December 31, 2010 from $748.1 million for the year ended December 31, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2010
	December 31, 2010		December 31, 2009		Year-over-Year		Currency Effect
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	209,369	30.9%	224,397	30.0%	(15,028)	-6.7%	21,816	231,185	31.4%
Australia	237,524	35.0%	243,158	32.5%	(5,634)	-2.3%	39,093	276,614	37.5%
International Carrier Services	180,442	26.6%	212,962	28.5%	(32,520)	-15.3%	(1,811)	178,631	24.2%
United States	50,724	7.5%	67,554	9.0%	(16,830)	-24.9%	—	50,724	6.9%
Other	105	0.0%	—	0.0%	105	0.0%	3	108	0.0%

Total Revenue	678,164	100.0%	748,071	100.0%	(69,907)	-9.3%	59,101	737,262	100.0%

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

Australia: Australia net revenue, exclusive of the currency effect, decreased $5.7 million, or 2.3%, to $237.5 million for the year ended December 31, 2010 from $243.2 million for the year ended December 31, 2009. The net revenue decrease is primarily attributable to a decrease of $6.6 million in residential voice and a decrease of $3.9 million in Internet services offset, in part, by an increase of $2.6 million in business voice services, an increase of $1.3 million in DSL, VoIP and other services and an increase of $0.9 million in wireless services. Inclusive of the currency effect which accounted for a $39.1 million increase, net revenue increased $33.4 million to $276.6 million for the year ended December 31, 2010 from $243.2 million for the year ended December 31, 2009.

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

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $51.6 million to $434.1 million, or 64.0% of net revenue, for the year ended December 31, 2010 from $485.7 million, or 64.9% of net revenue, for the year ended December 31, 2009. Inclusive of the currency effect, which accounted for a $31.9 million increase, cost of revenue decreased $19.7 million to $466.0 million for the year ended December 31, 2010 from $485.7 million for the year ended December 31, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended
	December 31, 2010		December 31, 2009		Year-over-Year			December 31, 2010
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
Canada	96,549	46.1%	98,510	43.9%	(1,961)	-2.0%	9,963	106,512	46.1%
Australia	145,187	61.1%	153,002	62.9%	(7,815)	-5.1%	23,644	168,831	61.0%
International Carrier Services	170,404	94.4%	203,865	95.7%	(33,461)	-16.4%	(1,706)	168,698	94.4%
United States	22,004	43.4%	30,358	44.9%	(8,354)	-27.5%	—	22,004	43.4%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	434,144	64.0%	485,735	64.9%	(51,591)	-10.6%	31,901	466,045	63.2%

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

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $7.8 million to $145.2 million, or 61.1% of net revenue, for the year ended December 31, 2010 from $153.0 million, or 62.9% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to a $5.7 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $23.6 million increase, cost of revenue increased $15.8 million to $168.8 million for the year ended December 31, 2010 from $153.0 million for the year ended December 31, 2009.

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

United States: United States cost of revenue decreased $8.4 million to $22.0 million, or 43.4% of net revenue, for the year ended December 31, 2010 from $30.4 million, or 44.9% of net revenue, for the year ended December 31, 2009. The decrease is attributable to a decrease in net revenue of $16.9 million.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $2.9 million to $177.8 million, or 26.2% of net revenue, for the year ended December 31, 2010 from $180.7 million, or 24.2% of net revenue, for the year ended December 31, 2009. Inclusive of the currency effect, which accounted for a $17.1 million increase, selling, general and administrative expenses increased $14.2 million to $194.9 million for the year ended December 31, 2010 from $180.7 million for the year ended December 31, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2010
	December 31, 2010		December 31, 2009		Year-over-Year
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
Canada	70,624	33.7%	79,331	35.4%	(8,707)	-11.0%	7,384	78,008	33.7%
Australia	59,497	25.0%	58,561	24.1%	936	1.6%	9,622	69,119	25.0%
International Carrier Services	6,423	3.6%	6,713	3.2%	(290)	-4.3%	(39)	6,384	3.6%
United States	22,203	43.8%	25,625	37.9%	(3,422)	-13.4%	—	22,203	43.8%
Other	1,501	1429.5%	(316)	0.0%	1,817	-575.0%	93	1,594	1475.9%
Corporate	17,579	—	10,761	—	6,818	63.4%	—	17,579	—

Total SG&A	177,827	26.2%	180,675	24.2%	(2,848)	-1.6%	17,060	194,887	26.4%

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

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.9 million to $59.5 million, or 25.0% of net revenue, for the year ended December 31, 2010 from $58.6 million, or 24.1% of net revenue, for the year ended December 31, 2009. The increase is attributable to an increase of $1.0 million in advertising expenses, an increase of $0.3 million in occupancy expense, and an increase of $0.3 million in professional fees offset, in part by a decrease of $0.5 million in salaries and benefits, a decrease of $0.1 million in general and administrative and a decrease of $0.1 million in sales and marketing. Inclusive of the currency effect, which accounted for a $9.6 million increase, selling, general and administrative expense increased $10.5 million to $69.1 million for the year ended December 31, 2010 from $58.6 million for the year ended December 31, 2009.

International Carrier Services: International Carrier Services selling, general and administrative expense decreased $0.3 million to $6.4 million, or 3.6% of net revenue, for the year ended December 31, 2010 from $6.7 million, or 3.2% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to a decrease of $0.2 million in salaries and benefits and a decrease of $0.1 million in occupancy. The impact of currency was minimal.

United States: United States selling, general and administrative expense decreased $3.4 million to $22.2 million, or 43.8% of net revenue, for the year ended December 31, 2010 from $25.6 million, or 37.9% of net revenue, for the year ended December 31, 2009. The decrease is attributable to a decrease of $1.8 million in salaries and benefits, a $0.7 million decrease in professional fees, a $0.5 million decrease in sales and marketing expense, a $0.3 million decrease in advertising expenses, and a $0.2 million decrease in travel and entertainment offset, in part, by a $0.1 million increase in general and administrative expenses.

Corporate: Corporate selling, general and administrative expense increased $6.8 million to $17.6 million for the year ended December 31, 2010 from $10.8 million for the year ended December 31, 2009. The increase is primarily due to a $6.2 million increase in salaries and benefits due to the severance expense for the previous executives and a $0.6 million increase in professional fees.

Depreciation and amortization expense: Depreciation and amortization expense increased $16.7 million to $64.4 million for the year ended December 31, 2010 from $47.7 million for the year ended December 31, 2009. This change occurred as a result of the fair valuing of fixed and intangible assets per fresh-start accounting which was implemented effective July 1, 2009. See Note 4—“Fresh-Start Accounting” in our consolidated financial statements for further detail.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net increased $4.5 million to $35.6 million for the year ended December 31, 2010 from $31.1 million for the year ended December 31, 2009. During the first half of 2009, the Company did not record interest expense on certain compromised indebtedness as a result of the Company’s filing for a plan of reorganization. This resulted in higher interest expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Gain (loss) from contingent value rights valuation: The loss from the change in fair value of the contingent value rights increased $10.9 million to a $13.7 million loss for the year ended December 31, 2010 from a $2.8 million loss for the year ended December 31, 2009. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value (and in future periods will be marked to fair value) at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value (which in future periods potentially could be substantially greater than the initial recorded liability balance). The change in fair value of the liability is reflected in our consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest income and other income (expense): Interest income and other income (expense) decreased $0.1 million to $0.7 million income for the year ended December 31, 2010 from $0.8 million income for the year ended December 31, 2009.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $23.5 million to a gain of $16.4 million for the year ended December 31, 2010 from a gain of $39.9 million for the year ended December 31, 2009. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net: Reorganization items, exclusive of discontinued operations reflect the favorable impact of $422.5 million, and inclusive of discontinued operations reflect the unfavorable impact of $439.5 million for the year ended December 31, 2009 due to fresh-start accounting and revaluation of assets and liabilities ($188.6 million), gain on extinguishment of debt ($243.2 million), and reversal of future interest payments recorded as long-term obligations ($20.4 million), offset in part principally by the incurrence of professional fees as a result of the Chapter 11 Cases ($12.6 million).

Income tax benefit (expense): Income tax benefit (expense) is a $9.1 million benefit for the year ended December 31, 2010 compared to a $6.1 million benefit for the year ended December 31, 2009. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of valuation allowances related to deferred tax assets. Refer to Note 9—“Income Taxes,” to our consolidated audited financial statements for further detail.

Liquidity and Capital Resources

Important Long-Term Capital Structure Developments:

Exchange Offers. On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the consolidated statement of operations. See “Recent Developments—Recent Developments Involving Existing Notes That May Impact Future Results and Liquidity,” above for further detail concerning the 10% Notes and the 10% Notes Indenture.

14 1/4% Notes Redemption and Discharge. On April 15, 2011, IHC redeemed approximately $24.0 million principal amount of 14 1/4% Notes. There was $90.0 million aggregate principal amount of the 14 1/4% Notes remaining outstanding after this redemption. Upon consummation of the Exchange Offers, $78.4 million principal of 14 1/4% Notes was exchanged for $79.4 million principal amount of 10% Notes. In connection with the consummation of the Exchange Offers and as discussed above, on August 7, 2011, IHC redeemed all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharged all of our obligations with respect to the 14 1/4% Notes.

13% Notes. On April 19, 2011, Holding and Primus Canada commenced an offer to purchase (the “Offer to Purchase”) up to 5,200 Units, each such unit consisting of $1,000 principal amount of the 13% Notes issued by Holding and Primus Canada, at a purchase price in cash equal to 100% of the principal amount of 13% Notes validly tendered (and not validly withdrawn) prior to the expiration time, plus accrued but unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase was made pursuant to the excess cash flow covenant in the terms of the indenture governing the 13% Notes. The Offer to Purchase expired on May 17, 2011 and $32,000 principal amount of 13% Notes was tendered and repurchased pursuant to the Offer to Purchase. Upon consummation of the Exchange Offers and Consent Solicitation, $127.6 million aggregate principal amount of 13% Notes was exchanged for $149.3 million aggregate principal amount of 10% Notes, leaving $2.4 million aggregate principal amount of 13% Notes outstanding.

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

Net cash provided by operating activities was $42.9 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $36.5 million for the year ended December 31, 2010. For the year ended December 31, 2011, net income, net of non-cash operating activity, provided $56.0 million of cash. In addition, cash was increased by increases in accrued interest of $3.7 million and accrued income taxes of $3.3 million, as well as increases in other assets of $3.6 million. For the year ended December 31, 2011, we used $9.7 million to reduce our accounts payable, $4.3 million to reduce our accrued interconnection costs and $9.8 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net.

Net cash provided by operating activities was $36.5 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of $29.0 million for the year ended December 31, 2009. For the year ended December 31, 2010, net income, net of non-cash operating activity, provided $54.4 million of cash. In addition, cash was increased by a reduction in accounts receivable of $3.4 million and an increase in accrued interest of $0.1 million. For the year ended December 31, 2010, we used $8.5 million to reduce our accounts payable, $6.2 million to reduce our accrued interconnection costs, $2.6 million to reduce our accrued income taxes, $2.5 million to increase other assets, $0.3 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, and $1.2 million to increase our prepaid expenses and other current assets. The cash effect of reorganization items was $0.1 million.

Net cash used in investing activities was $2.3 million for the year ended December 31, 2011 compared to $21.2 million for the year ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2011 included $31.5 million of capital expenditures and was primarily offset by $14.2 million from the sale of fixed wireless spectrum licenses by Globility, a company in which we directly and indirectly own a 45.6% interest. In addition, net cash used in investing activities was offset by $9.5 million provided by the acquisition of businesses, $1.5 million from the sale of a business and $4.1 million from the sale of marketable securities.

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

Net cash used in financing activities was $38.8 million for the year ended December 31, 2011 compared to $13.9 million for the year ended December 31, 2010. During the year ended December 31, 2011, $33.3 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations, $4.9 million was used to pay fees related to the Exchange Offers and Consent Solicitation, $1.2 million was paid to a noncontrolling interest and $0.4 million was used to buy treasury stock. In addition, $1.1 million was provided by the sale of common stock.

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

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2011, we had $41.1 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of December 31, 2011, we have $15.4 million in future minimum purchase obligations, $88.1 million in future operating lease payments and $249.3 million of indebtedness.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2011:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	Purchase Obligations	Operating Leases	Total
2012	$2,928	$312	$23,523	$8,061	$20,312	$55,136
2013	3,218	312	23,523	3,950	16,422	47,425
2014	3,020	312	23,523	3,313	12,067	42,235
2015	3,000	312	23,523	54	9,799	36,688
2016	3,000	2,716	23,523	—	6,725	35,964
Thereafter	—	—	242,092	—	22,809	264,901

Total minimum principal & interest payments	15,166	3,964	359,707	15,378	88,134	482,349
Less: Amount representing interest	(3,470)	(1,561)	(124,476)	—	—	(129,507)

Total long-term obligations	$11,696	$2,403	$235,231	$15,378	$88,134	$352,842

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

Newly Adopted Accounting Principles

In October 2009, an update was issued to the Revenue Recognition Topic, ASC 605, ASU 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned is available. The residual method of revenue allocation is no longer permissible. On January 1, 2011 the Company adopted this update, which did not have a material impact on the consolidated financial statements.

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2010, an update was issued to the Intangibles—Goodwill and Other Topic, ASC 350, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. On January 1, 2011 the Company adopted this update, which did not have a material impact on the consolidated financial statements.

In December 2010, an update was issued to the Business Combinations Topic, ASC 805, ASU 2010-29, “Business Combinations—Disclosure of Supplementary Pro-Forma Information for Business Combinations”, a consensus of the FASB Emerging Issues Task Force. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See Note 5—“Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. On February 28, 2011 the Company adopted this update, and the required disclosures related to Arbinet are included in Note 5.

In April 2011, an update was issued to the Receivables Topic, ASC 310, ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which provides guidance to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. On July 1, 2011 the Company adopted this update, which did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements

In May 2011, an update was issued to the Fair Value Measurement Topic ASC 820, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. It seeks to develop a single, converged fair value framework between the FASB and International Financial Reporting Standards (“IFRS”) Board. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In June 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-05, “Presentation of Comprehensive Income,” which provides guidance to all entities that report items of other comprehensive income, in any period presented. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 also contains a provision that requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred the requirement to present the reclassification adjustments out of other comprehensive income. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In September 2011, an update was issued to the Intangibles—Goodwill and Other Topic ASC 350, ASU 2011-08, “Testing Goodwill for Impairment,” which provides guidance to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In December 2011, an update was issued to the Balance Sheet Topic ASC 210, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which contains new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under U.S. GAAP because under U.S. GAAP certain derivative and repurchase agreement arrangements are granted exceptions from the general offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with U.S. GAAP. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. The Company’s effective date for adoption is January 1, 2014 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance or results, as well as creation of shareholder value, although they are based on our current plans or assessments which are believed to be reasonable as of the date hereof.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•	uncertainties from our announcement of our exploration and evaluation of strategic alternatives that may enhance shareholder value;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures, and declining usage patterns in our traditional products;

•

the effectiveness and profitability of our growth products and bundled service offerings, the pace and cost of customer migration onto our networks, and the successful network platform migration to reduce costs and increase efficiencies;

•

risks associated with the merger of Arbinet, including but not limited to our ability to realize the anticipated benefits of the merger of Arbinet or the timing associated with any such benefits, or volatility in the volume and mix of trading activity on the Arbinet Exchange;

•

strengthening of U.S. dollar against foreign currencies, which may reduce the amount of U.S. dollars generated from foreign operating subsidiaries and adversely affect our ability to service our significant debt obligations and pay corporate expenses;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications or Internet industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our liquidity and possible inability to service our substantial indebtedness or an occurrence of a default or event of default under our indentures;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•

management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	our possible inability to raise additional capital when needed, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Other unknown or unpredictable factors could also affect our business, financial condition and results. Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that any of the estimated or projected results will be realized. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates.

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. As of December 31, 2011, about 82% of our net revenue is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

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

In the year ended December 31, 2011, as compared to the year ended December 31, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) 2.3%, (7.9)%, 180.6% and (99.9)%, respectively, in their local currencies compared to the year ended December 31, 2010, and increased (decreased) 6.7%, 3.6%, 192.2% and (99.9)% in USD, respectively.

In the year ended December 31, 2010, as compared to the year ended December 31, 2009, the USD was weaker on average as compared to the CAD and AUD; the USD was stronger on average as compared to the GBP and EUR. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) (6.8)%, (2.2)%, 1.2% and (28.6)%, respectively, in their local currencies compared to the year ended December 31, 2009, and increased (decreased) 3.0%, 13.8%, 0.4% and (32.1)% in USD, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-6

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-7

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-9

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-10

Notes to Consolidated Financial Statements	F-11

Schedule II—Valuation and Qualifying Accounts	S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at Arbinet, which was acquired during 2011 (see Note 5 to the consolidated financial statements), and the acquired business reflects total assets and net revenues of 8% and 21% respectively, of the consolidated financial statements for the year ended December 31, 2011. Pursuant to SEC guidance regarding the treatment of business combinations, we are not required to include an assessment of the disclosure controls and procedures of an entity acquired during the reporting period in our evaluation of disclosure controls and procedures for Primus. In accordance with our integration efforts, we are in the process of incorporating Arbinet’s operations into our “disclosure controls and procedures.”

Evaluation of Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting as of December 31, 2011 appears on page F-2 and is incorporated herein by reference. The report of BDO on management’s assessment and the effectiveness of internal control over financial reporting are set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control.

As a result of the Company’s determination that the controls in place over accounting for income taxes did not operate effectively as of December 31, 2010, the Company engaged the former Corporate Tax Director as a consultant to coordinate and work with our new Corporate Tax Director to fully document tax processes and controls and to perform a complete knowledge transfer of the legacy procedures. The Company also hired third party tax consultants to evaluate, document and make recommendations to improve the tax reporting process and documentation of tax positions. Based on the third party consultant recommendations and Management’s review, controls have been fully documented, knowledge transfer has been completed, and our Corporate Tax Director has implemented revised income tax controls. These controls were tested by Management in the fourth quarter of 2011 as part of the overall assessment of internal control over financial reporting, and it was determined that the prior year material weakness had been mitigated and that the controls were operating effectively. Notwithstanding the existence of a material weakness in our internal controls over accounting for income taxes as of December 31, 2010, we believe, that to the best of our knowledge, our previously filed financial statements (as amended) fairly present, in all material respects, our financial condition and results of operations in conformity with U.S GAAP.

Other than the changes in accounting for income taxes noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the year ended December 31, 2011, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2012 annual meeting of stockholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2012 (“2012 Proxy Statement”), and is incorporated herein by this reference.

We currently anticipate that our 2012 annual meeting of stockholders will be held on June 12, 2012, which date is more than thirty (30) days prior to the one-year anniversary of our 2011 annual meeting of stockholders, which was held on August 10, 2011. As such, as disclosed in the proxy statement for our 2011 annual meeting of stockholders and as required under applicable SEC regulations, the deadline for submitting a proposal for inclusion in the 2012 Proxy Statement is a reasonable time before we begin to print and mail our proxy materials for our 2012 annual meeting of stockholders.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2012 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2012 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference. Information relating to beneficial ownership reporting compliance is set forth in our 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert is set forth in our 2012 Proxy Statement under the Caption “Board Committees” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of Ethics is available on our website at www.ptgi.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and the NYSE regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement and is incorporated herein by reference.

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

b) Exhibit listing

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 10, 2010 by and among Primus Telecommunications Group, Incorporated, a Delaware corporation (“PTGi”), PTG Investments, Inc., a Delaware corporation and a direct wholly owned subsidiary of PTGi (“Merger Sub”), and Arbinet Corporation, a Delaware corporation (“Arbinet”) (incorporated by reference to Exhibit 2.1 to PTGi’s Current Report on Form 8-K, filed on November 12, 2010) (File No. 000-29092).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 14, 2010, by and among PTGi, Merger Sub and Arbinet (incorporated by reference to Exhibit 2.1 to PTGi’s Current Report on Form 8-K, filed on December 15, 2010) ( File No. 000-29092).

3.1	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to PTGi’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated (as adopted and in effect on November 9, 2010) (incorporated by reference to Exhibit 3.1 to PTGi’s Current Report on Form 8-K, filed on November 10, 2010) (File No. 000-29092).

4.1	Specimen of Common Stock (incorporated by reference to Exhibit 3.3 to PTGI’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

4.2	Class A Warrant Agreement, dated as of July 1, 2009, by and between PTGi and StockTrans, Inc. (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

4.3	Class B Warrant Agreement, dated as of July 1, 2009, by and between PTGi and StockTrans, Inc. (incorporated by reference to Exhibit 4.2 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

4.4	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 4.1 to PTGi’s Form 8-A, filed on July 1, 2009) (File No. 000-29092).

Exhibit Number	Description
4.5.1	Indenture, dated as of December 22, 2009, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the Guarantors party thereto, The Bank of New York Mellon, as Trustee, U.S. Bank National Association, as U.S. Collateral Trustee, and Computershare Trust Company of Canada, as Canadian Collateral Trustee, relating to Units, each Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Holding, Inc. and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (“13% Notes”) (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on December 24, 2009) (File No. 000-29092).

4.5.2	Form of Unit comprised of $653.85 principal amount of 13% Notes issued by Primus Telecommunications Holding, Inc. and $346.15 principal amount of 13% Notes issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.5.1).

4.5.2	Form of 13% Note issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.5.1).

4.5.3	Form of 13% Note issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.5.1).

4.5.4	Supplemental Indenture, dated as of July 5, 2011, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the guarantors named therein, The Bank of New York Mellon, as trustee, U.S. Bank National Association, as U.S. collateral trustee, and Computershare Trust Company of Canada, as Canadian collateral trustee, supplementing the 13% Notes Indenture (incorporated by reference to Exhibit 4.3 to PTGi’s Current Report on Form 8-K, filed on July 8, 2011) (File No. 001-35210).

4.6.1	Indenture, dated as of July 7, 2011, by and among Primus Telecommunications Holding, Inc., as Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee and Collateral Trustee, relating to the 10% Senior Secured Notes due 2017 (“10% Notes”) (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on July 8, 2011) (File No. 001-35210).

4.6.2	Form of 10% Note issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.6.1).

10.1^	Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to PTGi’s Annual Report on Form 10-K, filed on March 25, 2011) (File No. 000-29092).

10.2^	Executive Employment Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.3^	Restricted Stock Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.2 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.4^	Arbinet Holdings, Inc. Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Arbinet Corporation’s Registration Statement on Form S-1, filed on July 9, 2004) (File No. 333-117278).

10.5^	Arbinet-thexchange, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Arbinet Corporation’s Registration Statement on Form S-1/A, filed on November 29, 2004) (File No. 333-117278).

10.6^	Certificate of Amendment to the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Arbinet Corporation’s Quarterly Report on Form 10-Q, filed on November 9, 2006).

Exhibit Number	Description
10.7	License Agreement, effective as of February 16, 2011, by and between Arbinet Corporation and AIP Acquisition LLC (incorporated by reference to Exhibit 10.2 to Arbinet Corporation’s Current Report on Form 8-K, filed on February 17, 2011) (File No. 000-51063).

10.7^	Offer Letter between PTGi and Kenneth D. Schwarz dated June 17, 2011 (incorporated by reference to Exhibit 10.1 of PTGi’s Current Report on Form 8-K, filed on June 23, 2011) (File No. 001-35210).

10.8^	Offer Letter between PTGi and Christie A. Hill dated February 11, 2011 (incorporated by reference to Exhibit 10.2 on PTGi’s Quarterly Report on Form 10-Q, filed on May 20, 2011) (File No. 000-29092).

10.9^	Form of Indemnification Agreement between PTGi and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on August 15, 2011) (File No. 001-35210).

10.10^	Form of Time-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.11^	Form of Performance-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.12^	Form of Nonqualified Stock Option Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.13^	Form of Nonqualified Stock Option Agreement for Non-Employee Director Grants under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.14^	Separation and Release Agreement dated March 25, 2011 by and between Thomas D. Hickey and Primus Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 on PTGi’s Quarterly Report on Form 10-Q, filed on May 20, 2011) (File No. 001-29092).

10.15^	Omnibus Amendment to Restricted Stock Agreements for Peter D. Aquino, dated November 1, 2011, by and between Peter D. Aquino and PTGi (filed herewith).

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated April 26, 2011 (incorporated by reference to Exhibit 16.1 of PTGi’s Current Report on Form 8-K, filed on April 26, 2011) (File No. 001-29092).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of directors of the Company (included on signature page).

31	Certifications (filed herewith).

Exhibit Number	Description
32*	Certification (filed herewith).

101**	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in extensible business reporting language (XBRL); (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the six months ended December 31, 2009 and July 1, 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and for the six months ended December 31, 2009 and July 1, 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the six months ended December 31, 2009 and July 1, 2009, and (v) Notes to Consolidated Financial Statements. (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/S/ PETER D. AQUINO
Peter D. Aquino Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Aquino and Kenneth D. Schwarz, or each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Company’s Form 10-K for the fiscal year ended December 31, 2011, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting to unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ PETER D. AQUINO Peter D. Aquino	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2012

/S/ KENNETH D. SCHWARZ Kenneth D. Schwarz	Chief Financial Officer and Senior Vice President, Information Technology (Principal Financial Officer)	March 15, 2012

/S/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 15, 2012

/S/ ROBERT M. PONS Robert M. Pons	Director	March 15, 2012

/S/ NEIL S. SUBIN Neil S. Subin	Director	March 15, 2012

/S/ MARK E. HOLLIDAY Mark E. Holliday	Director	March 15, 2012

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firms	F-3
Consolidated Financial Statements:
Consolidated Statements of Operations for the year ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-6
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-7
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-8
Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-9
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2011 and 2010, and the six months ended December 31, 2009, and July 1, 2009	F-10
Notes to Consolidated Financial Statements	F-11
Schedule II—Valuation and Qualifying Accounts	S-1

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus maintained effective internal control over financial reporting as of December 31, 2011. Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at Arbinet, which was acquired during 2011 (see Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 for further detail).

/s/ PETER D. AQUINO	March 15, 2012
Peter D. Aquino Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH D. SCHWARZ	March 15, 2012
Kenneth D. Schwarz Chief Financial Officer and Senior Vice President, Information Technology (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Primus Telecommunications Group, Incorporated

McLean, Virginia

We have audited the accompanying consolidated balance sheet of Primus Telecommunications Group, Incorporated and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and Subsidiaries at December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primus Telecommunications Group, Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

We also have audited the retrospective adjustments to the 2009 and 2010 consolidated financial statements for the discontinued operations of Brazil, as described in Note 20. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 and 2010 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 and 2010 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, VA

We have audited, before the effects of the retrospective adjustments for the discontinued operations of Brazil discussed in Note 20 to the consolidated financial statements, the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” and “Successor”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the year ended December 31, 2010 and for the six months ended December 31, 2009 (the 2010 and 2009 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 20 to the consolidated financial statements are not presented herein). We have also audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the six months ended July 1, 2009 of Primus Telecommunications Group, Incorporated and subsidiaries (the “Predecessor”) (the 2009 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 20 to the consolidated financial statements are not presented herein). Our audits also included the financial statement schedule for the year ended December 31, 2010, the six months ended December 31, 2009, and the six months ended July 1, 2009, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations of Brazil discussed in Note 20 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Successor as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 and the six months ended December 31, 2009, and the results of operations and cash flows of the Predecessor for the six months ended July 1, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations of Brazil discussed in Note 20 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited Primus Telecommunications Group, Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primus Telecommunications Group, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Controls and Procedures”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Arbinet Corporation, which was acquired on February 28, 2011, and which is included in the consolidated balance sheet of Primus Telecommunications Group, Incorporated and Subsidiaries’ as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income for the year then ended. Arbinet Corporation constituted 8% of total assets as of December 31, 2011, and 21% and 54% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Arbinet Corporation because of the timing of the acquisition which was completed on February 28, 2011. Our audit of internal control over financial reporting of Primus Telecommunications Group, Incorporated and Subsidiaries’ also did not include an evaluation of the internal control over financial reporting of Arbinet Corporation.

In our opinion, Primus Telecommunications Group, Incorporated and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Primus Telecommunications Group, Incorporated and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the year then ended and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2012

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
NET REVENUE	$989,259	$737,262	$389,072	$358,999
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	695,738	466,045	253,299	232,436
Selling, general and administrative	214,585	194,887	93,541	87,134
Depreciation and amortization	64,450	64,427	36,284	11,470
(Gain) loss on sale or disposal of assets	(12,944)	196	102	(43)
Goodwill impairment	14,679	—	—	—

Total operating expenses	976,508	725,555	383,226	330,997

INCOME (LOSS) FROM OPERATIONS	12,751	11,707	5,846	28,002
INTEREST EXPENSE	(32,506)	(35,441)	(17,255)	(14,072)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(213)	(183)	(3)	189
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(7,346)	164	(4,146)	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	2,902	(13,737)	(2,804)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(127)	674	476	363
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,661)	16,413	19,566	20,332

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(27,200)	(20,403)	1,680	34,814
REORGANIZATION ITEMS, net	—	1	(421)	422,947

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(27,200)	(20,402)	1,259	457,761
INCOME TAX BENEFIT (EXPENSE)	(869)	9,085	10,180	(4,074)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(28,069)	(11,317)	11,439	453,687
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(419)	(10,801)	(4,264)	17,184
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(4,781)	2,926	(110)	251

NET INCOME (LOSS)	(33,269)	(19,192)	7,065	471,122
Less: Net (income) loss attributable to the noncontrolling interest	(5,461)	105	(333)	32

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(38,730)	$(19,087)	$6,732	$471,154

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(2.58)	$(1.15)	$1.15	$3.18
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.12
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(2.98)	$(1.96)	$0.70	$3.30

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(2.58)	$(1.15)	$1.14	$2.62
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.10
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(2.98)	$(1.96)	$0.69	$2.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,994	9,721	9,600	142,695

Diluted	12,994	9,721	9,800	173,117

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(33,530)	$(11,212)	$11,106	$453,719
Income (loss) from discontinued operations	(419)	(10,801)	(4,264)	17,184
Gain (loss) from sale of discontinued operations	(4,781)	2,926	(110)	251

Net income (loss)	$(38,730)	$(19,087)	$6,732	$471,154

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,052	$41,534
Accounts receivable (net of allowance for doubtful accounts receivable of $7,552 and $6,854 at December 31, 2011 and December 31, 2010, respectively)	81,609	76,828
Prepaid expenses and other current assets	15,539	19,439

Total current assets	138,200	137,801
RESTRICTED CASH	11,891	12,117
PROPERTY AND EQUIPMENT—Net	152,180	138,488
GOODWILL	71,902	63,731
OTHER INTANGIBLE ASSETS—Net	135,677	147,749
OTHER ASSETS	33,974	14,573

TOTAL ASSETS	$543,824	$514,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$46,627	$36,942
Accrued interconnection costs	24,103	29,571
Deferred revenue	12,258	12,891
Accrued expenses and other current liabilities	44,384	46,491
Accrued income taxes	10,617	7,678
Accrued interest	5,889	2,152
Current portion of long-term obligations	1,948	1,143

Total current liabilities	145,826	136,868
LONG-TERM OBLIGATIONS	245,814	242,748
DEFERRED TAX LIABILITY	31,311	32,208
CONTINGENT VALUE RIGHTS	16,196	19,098
OTHER LIABILITIES	2,971	503

Total liabilities	442,118	431,425
COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 13,772,646 and 9,801,463 shares issued and 13,741,020 and 9,801,463 shares outstanding at December 31, 2011 and December 31, 2010, respectively	14	10
Additional paid-in capital	142,796	86,984
Accumulated deficit	(51,085)	(12,355)
Treasury stock, at cost – 31,626 and zero shares outstanding at December 31, 2011 and December 31, 2010, respectively	(378)	—
Accumulated other comprehensive income	2,416	4,751

Total stockholders’ equity before noncontrolling interest	93,763	79,390

Noncontrolling interest	7,943	3,644

Total stockholders’ equity	101,706	83,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$543,824	$514,459

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	PREDECESSOR
		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)		Noncontrolling Interest
BALANCE AS OF JANUARY 1, 2009	$(458,725)	142,695	$1,427	$718,956	$—	$(1,099,809)	$(82,113)	$2,814
Share based compensation expense	27	—	—	27	—	—	—	—
Comprehensive income (loss)
Net income (loss)	39,325	—	—	—	—	39,357	—	(32)
Foreign currency translation adjustment	(6,954)	—	—	—	—	—	(7,103)	149

Comprehensive income (loss)	32,371	—	—	—	—	—	—	—

BALANCE AS OF JUNE 30, 2009	(426,327)	142,695	1,427	718,983	—	(1,060,452)	(89,216)	2,931

Plan of Reorganization and fresh-start adjustments	513,650	(133,095)	(1,417)	(634,601)	—	1,060,452	89,216	—

BALANCE AS OF JULY 1, 2009	$87,323	9,600	$10	$84,382	$—	$—	$—	$2,931

	SUCCESSOR
		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)		Noncontrolling Interest
BALANCE AS OF JULY 1, 2009	$87,323	9,600	$10	$84,382	$—	$—	$—	$2,931
Share based compensation expense	1,151	—	—	1,151	—	—	—	—
Comprehensive income (loss)
Net income (loss)	7,065	—	—	—	—	6,732	—	333
Foreign currency translation adjustment	4,370	—	—	—	—	—	4,064	306

Comprehensive income (loss)	11,435	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2009	$99,909	9,600	$10	$85,533	$—	$6,732	$4,064	$3,570

Share based compensation expense	1,795	—	—	1,795	—	—	—	—
Proceeds from sale of common stock, net	(344)	201	—	(344)	—	—	—	—
Comprehensive income (loss)
Net income (loss)	(19,192)	—	—	—	—	(19,087)	—	(105)
Foreign currency translation adjustment	866	—	—	—	—	—	687	179

Comprehensive income (loss)	(18,326)	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2010	$83,034	9,801	$10	$86,984	$—	$(12,355)	$4,751	$3,644

Share based compensation expense	5,218	—	—	5,218	—	—	—	—
Proceeds from sale of common stock, net	1,110	739	1	1,109	—	—	—	—
Transaction costs of merger	(1,121)	—	—	(1,121)	—	—	—	—
Stock consideration issued for merger	50,609	3,233	3	50,606	—	—	—	—
Purchase of treasury stock	(378)	(32)	—	—	(378)	—	—	—
Dividend to noncontrolling interest	(1,205)	—	—	—	—	—	—	(1,205)
Comprehensive income (loss)
Net income (loss)	(33,269)	—	—	—	—	(38,730)	—	5,461
Foreign currency translation adjustment	(2,292)	—	—	—	—	—	(2,335)	43

Comprehensive income (loss)	(35,561)	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,269)	$(19,192)	$7,065	$471,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	(1)	562	(440,094)
Provision for doubtful accounts receivable	7,621	8,392	5,014	5,140
Share based compensation expense	5,218	1,635	1,151	27
Depreciation and amortization	65,148	68,220	39,530	12,346
(Gain) loss on sale or disposal of assets	(8,163)	(2,542)	291	(294)
Impairment of goodwill and long-lived assets	14,679	6,161	—	—
Accretion (amortization) of debt premium/discount, net	213	183	3	(189)
Change in fair value of Contingent Value Rights	(2,902)	13,737	2,804	—
Deferred income taxes	(1,763)	(6,321)	(3,891)	—
(Gain) loss on early extinguishment or restructuring of debt	7,346	(164)	2,189	—
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,898	(15,734)	(20,476)	(20,702)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(540)	3,405	4,721	7,798
(Increase) decrease in prepaid expenses and other current assets	720	(1,176)	1,880	461
(Increase) decrease in other assets	3,550	(2,545)	1,801	2,454
Increase (decrease) in accounts payable	(9,747)	(8,476)	(7,680)	(12,794)
Increase (decrease) in accrued interconnection costs	(4,309)	(6,167)	(2,478)	(5,361)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(9,840)	(331)	(3,921)	1,313
Increase (decrease) in accrued income taxes	3,332	(2,581)	(11,080)	2,113
Increase (decrease) in accrued interest	3,740	118	1,965	(1,600)

Net cash provided by operating activities before cash reorganization items	42,932	36,621	19,450	21,740
Cash effect of reorganization items	—	(137)	(7,615)	(4,595)

Net cash provided by operating activities	42,932	36,484	11,835	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,533)	(26,421)	(9,396)	(5,660)
Sale of property and equipment and intangible assets	14,227	5,598	12	179
Cash from disposition of business, net of cash disposed	1,464	123	(110)	232
Cash acquired from business acquisitions, net of cash paid	9,501	—	—	(199)
Sales of marketable securities	4,087	—	—	—
Increase in restricted cash	(78)	(521)	(19)	(146)

Net cash provided by (used in) investing activities	(2,332)	(21,221)	(9,513)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	11,625	—	128,063	—
Deferred financing costs	—	—	(4,569)	—
Principal payments on long-term obligations	(44,970)	(13,866)	(127,871)	(8,292)
Payment of fees on restructuring of debt	(4,940)	—	—	—
Payment to noncontrolling interest	(1,205)	—	—	—
Proceeds from sale of common stock, net	1,110	—	—	—
Purchase of treasury stock	(378)	—	—	—

Net cash used in financing activities	(38,758)	(13,866)	(4,377)	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,324)	(2,401)	3,132	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(482)	(1,004)	1,077	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,534	42,538	41,461	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,052	$41,534	$42,538	$41,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26,729	$35,576	$14,609	$14,909
Cash paid for taxes	$1,594	$2,996	$3,018	$962
Non-cash investing and financing activities:
Capital lease additions	$14,874	$51	$409	$1,882
Accrued deferred financing costs	$—	$—	$1,741	$—
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$2,507	$—	$—	$—
Business disposition proceeds in note receivable	$—	$3,380	$—	$—
Business acquisition purchased with Company common stock	$50,609	$—	$—	$—
Prepayment premium associated with debt restructuring converted into new debt	$22,666	$—	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
NET INCOME (LOSS)	$(33,269)	$(19,192)	$7,065	$471,122

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,292)	866	4,370	(6,954)
Fresh-start adjustment	—	—	—	89,216

COMPREHENSIVE INCOME (LOSS)	(35,561)	(18,326)	11,435	553,384
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(5,504)	(74)	(639)	(117)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(41,065)	$(18,400)	$10,796	$553,267

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“Primus” or the “Company”) is an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in Australia, Canada, and the United States. The Company’s primary markets are Australia and Canada, where it has deployed significant network infrastructure. The Company classifies its services into three categories: Growth Services, Traditional Services and International Carrier Services.

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (“SMEs”), multinational corporations, residential customers, and other telecommunication carriers and resellers. The Company provides services over its global, facilities-based network, which consists of:

•	11 data centers in 7 cities in Canada and Australia (this includes 1 data center under construction in Toronto)

•

19 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, western Europe and the Asia-Pacific region;

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

The Company is incorporated in the state of Delaware and operates as a holding company of operating subsidiaries primarily in the United States, Canada and Australia.

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

•

all existing shares of common stock outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled on the Effective Date, and holders thereof received their pro rata share of contingent value rights (“Contingent Value Rights” or “CVRs”) to acquire up to 2,665,000 shares of New Common Stock on terms described below under “Contingent Value Rights Distribution Agreement;” and

•

all outstanding equity incentive grants of Group were cancelled on the Effective Date, and the Primus Telecommunications Group, Incorporated Management Compensation Plan (the “Management Compensation Plan”) became effective. As of the Effective Date, 400,000 restricted stock units, 387,403 service-based stock options and 100,000 performance-based stock options were granted to certain employees and executive officers under the Management Compensation Plan.

The following table summarizes the effect of the Plan of Reorganization adjustments with respect to long-term obligations after giving effect to the July 1, 2009 emergence from bankruptcy.

	Predecessor	Plan of Reorganization Adjustments	Successor
Long-Term Obligations
Obligations under capital leases and other	$5,056	$—	$5,056
Leased fiber capacity	2,531	—	2,531
Senior secured term loan facility	95,750	—	95,750
Canadian credit facility	29,500	—	29,500
Senior subordinated secured loans	—	123,472	123,472

Subtotal	132,837	123,472	256,309
Less: Current portion of long-term obligations	(107,097)	91,100	(15,997)

Total long-term obligations	$25,740	$214,572	$240,312

Liabilities Subject to Compromise
Senior secured notes	$173,157	$(173,157)	$—
Senior notes	200,186	(200,186)	—
Exchangeable senior notes	23,369	(23,369)	—
Convertible senior notes	34,200	(34,200)	—
Step up convertible subordinated debentures	8,641	(8,641)	—
Accrued interest	11,497	(11,497)	—

Total liabilities subject to compromise	$451,050	$(451,050)	$—

In December 2009, the Company issued $130.0 million principal amount of 13% Senior Secured Notes due 2016 subject to certain conditions. The proceeds from the issuance were used to retire the Senior Secured Term Loan Facility and the Canadian Credit Facility. See Note 8—“Long-term Obligations,” for further detail.

Warrant Agreements

As of the Effective Date, Group issued Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock to holders of the Holding Senior Notes. The Class A warrants consist of 1,000,000 each of Class A-1 warrants, Class A-2 warrants and Class A-3 warrants. In connection with the issuance of the Class A warrants, Group entered into a warrant agreement, dated as of the Effective Date (the “Class A Warrant Agreement”), with Broadridge Corporate Issuer Solutions, Inc., as warrant agent. Subject to the terms of the Class A Warrant Agreement, Class A-1 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $12.22 per share, Class A-2 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $16.53 per share, and Class A-3 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $20.50 per share. The Class A warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Class A warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class A warrants on a cashless basis in connection with a change of control (as defined in the Class A Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class A warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Class A warrants. The Class A warrants are freely transferrable by the holder thereof.

As of the Effective Date, Group issued Class B warrants to purchase up to an aggregate of 1,500,000 shares of New Common Stock to holders of the Group Notes. In connection with the issuance of the Class B warrants,

Group entered into a warrant agreement, dated as of the Effective Date (the “Class B Warrant Agreement”), with Broadridge Corporate Issuer Solutions, Inc., as warrant agent. Subject to the terms of the Class B Warrant Agreement, Class B warrant holders are entitled to purchase 1,500,000 shares of New Common Stock at an initial exercise price of $26.01 per share. The Class B warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Class B warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class B warrants on a cashless basis in connection with a change of control (as defined in the Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class B warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to the Class B warrants. The Class B warrants are freely transferrable by the holder thereof.

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

The CVRs may not be transferred by the holder thereof except in certain limited circumstances. Subject to the terms of the CVR Agreement, holders of CVRs will receive their pro rata share of up to 2,665,000 CVR Shares if certain conditions are satisfied. A distribution of CVR Shares is required to be made by Group if, as of any determination date (as described in the paragraph below), Group’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of Group) divided by the sum of the number of shares of New Common Stock then issued and outstanding plus the number of shares of New Common Stock underlying warrants, options and similar securities of Group (other than CVRs) that are then in-the-money exceeds $35.95. The aggregate number of such shares of New Common Stock is referred to as the “Applicable Shares;” the price per share of $35.95, subject to adjustment as described below, is referred to as the “CVR Strike Price;” and the per share amount of any such excess over the CVR Strike Price is referred to as the “Excess Equity Value Per Share.” If such a distribution is required, the number of CVR Shares to be distributed by Group equals the product of Excess Equity Value Per Share multiplied by the number of Applicable Shares divided by the CVR Strike Price. Such product of Excess Equity Value Per Share and the number of Applicable Shares is referred to as the “Excess Equity Value.”

Group will determine if and to the extent a distribution of CVR Shares is required (i) on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which data is available to confirm that Group’s adjusted EBITDA for the immediately preceding four fiscal quarters is equal to at least $100 million, and (ii) upon the occurrence of certain change of control transactions involving Group. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by Group that a distribution is required.

Notwithstanding the foregoing, no distribution of CVR Shares is required to be made by Group unless Excess Equity Value exceeds $1 million as of any determination date.

The maximum number of CVR Shares and the CVR Strike Price will be adjusted from time to time in connection with any stock dividend or distribution, or subdivision, split, combination, reclassification or recapitalization of the New Common Stock. In addition, if Group distributes to holders of New Common Stock any of its assets (including but not limited to cash), securities or rights to purchase securities of Group (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of Group for the immediately preceding fiscal year), then the number of CVR Shares will be increased and the CVR Strike Price will be decreased, in each case pursuant to the terms of the CVR Agreement. Additionally, in case of any reclassification, merger, consolidation, capital reorganization or other change in the capital stock of Group (other than in connection with certain change of control transactions involving Group) in which all or substantially all of the outstanding shares of New Common Stock are converted into or exchanged for stock, other securities or other property, Group shall make appropriate provision so that the holders of Contingent Value Rights shall thereafter be entitled to receive, at such time such holder would have otherwise been entitled to receive a distribution under the CVR Agreement, the kind and amount of stock and other securities and property having a value substantially equivalent to the value of New Common Stock that the holders of Contingent Value Rights would have been entitled to receive in connection with a distribution of CVR Shares immediately prior to such reclassification, merger, consolidation, reorganization or other change in the capital stock of Group at a CVR Strike Price that, in each case, is reasonably determined by the board of directors of Group after consultation with an independent valuation advisor to preserve, to the extent practicable, the intrinsic value of such CVR immediately prior to such event.

The Contingent Value Rights will expire and the CVR Agreement will terminate upon the earliest to occur of: (1) the date upon which no further CVR Shares are available for distribution, (2) the consummation of a certain change of control transactions (subject to any potential distribution of CVR Shares as a result thereof), and (3) July 1, 2019.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging”, as well as related interpretations of these standards. The Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and will adjust the liability to its estimated fair value. The change in value is reflected in our Statements of Operations as other income (expense). See Note 10—“Fair Value of Financial Instruments and Derivatives”.

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

Discontinued Operations—During 2011, the Company sold its Brazilian segment. The Company has applied retrospective adjustments for 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. See Note 20, “Discontinued Operations,” for further information.

During 2010, the Company classified its European retail operations as discontinued operations. The Company has applied retrospective adjustments for 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. See Note 20, “Discontinued Operations,” for further information.

During 2009, the Company sold certain assets of its Japan retail operations. The Company intended and had the authority to sell certain assets of its Japan retail operations since the fourth quarter of 2008, and therefore, reported this unit as discontinued operations.

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

Fresh-Start—As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the years ended December 31, 2011 and 2010, and for the six months ended December 31, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See Note 4—“Fresh-Start Accounting,” for further details.

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

In the United States, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed.

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

Cost of Revenue—Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Cost of revenue also includes fees such as Federal USF fees. Such costs are recognized when incurred in connection with the provision of telecommunications services.

Foreign Currency Transactions—Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to agreements in place with certain subsidiaries in foreign countries regarding intercompany transactions. The Company anticipates repayment of these transactions in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

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

Accounts Receivable—Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Advertising Costs—In accordance with ASC No. 720-35, “Other Expenses—Advertising,” costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010 and the six months ended December 31, 2009 and July 1, 2009 was $12.9 million, $11.9 million, $8.2 million and $5.2 million, respectively.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, and leasehold improvements and leased equipment—shorter of lease or useful life. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

Business Combinations—The Company is required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets associated with such assets. Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include, but are not limited to, future expected cash flows from the revenues, customer contracts and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment” (“ASC 360”).

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

The Company’s reporting units are the same as its operating segments, except as discussed in Note 7 related to Arbinet, as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that each provides telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management.

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

The Company has concluded that it has one asset group: the network. This is due to the nature of its telecommunications network which utilizes all of the points of presence (POPs), switches, cables and various other components throughout the network to form seamlessly the telecommunications gateway over which its products and services are carried for any given customer’s phone call or data or Internet transmission. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

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

Derivative Instruments—Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of the Company’s common stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company would recognize a change in value of the CVRs as gain from contingent value rights valuation. See Note 10—“Fair Value of Financial Instruments and Derivatives”.

Stock-Based Compensation—The Company accounts for stock-based compensation under ASC No. 718, “Stock Compensation” (former SFAS No. 123(R), “Share-Based Payments”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC No. 718 generally requires that stock-based compensation be accounted for using a fair-value based method. The Company records stock-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

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

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under ASC No. 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. Stock-based compensation is recorded net of expected forfeitures.

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

Newly Adopted Accounting Principles

In October 2009, an update was issued to the Revenue Recognition Topic, ASC 605, ASU 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned is available. The residual method of revenue allocation is no longer permissible. On January 1, 2011 the Company adopted this update, which did not have a material impact on the consolidated financial statements.

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2010, an update was issued to the Intangibles—Goodwill and Other Topic, ASC 350, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. On January 1, 2011 the Company adopted this update, which did not have a material impact on the consolidated financial statements.

In December 2010, an update was issued to the Business Combinations Topic, ASC 805, ASU 2010-29, “Business Combinations—Disclosure of Supplementary Pro-Forma Information for Business Combinations”, a consensus of the FASB Emerging Issues Task Force. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See

Note 5—“Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. On February 28, 2011, the Company adopted this update, and the required disclosures related to Arbinet are included in Note 5.

In April 2011, an update was issued to the Receivables Topic, ASC 310, ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which provides guidance to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. On July 1, 2011, the Company adopted this update, which did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements

In May 2011, an update was issued to the Fair Value Measurement Topic ASC 820, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. It seeks to develop a single, converged fair value framework between the FASB and International Financial Reporting Standards (“IFRS”) Board. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In June 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-05, “Presentation of Comprehensive Income,” which provides guidance to all entities that report items of other comprehensive income, in any period presented. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 also contains a provision that requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred the requirement to present the reclassification adjustments out of other comprehensive income. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In September 2011, an update was issued to the Intangibles—Goodwill and Other Topic ASC 350, ASU 2011-08, “Testing Goodwill for Impairment,” which provides guidance to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company’s effective date for adoption is January 1, 2012 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In December 2011, an update was issued to the Balance Sheet Topic ASC 210, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which contains new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under U.S. GAAP because under U.S. GAAP certain derivative and repurchase agreement arrangements are granted exceptions from the general offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with U.S. GAAP. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. The Company’s effective date for adoption is January 1, 2014 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

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

The following fresh-start consolidated condensed balance sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan includes the settlement of liabilities and the issuance of common stock as described in more detail in Note 2—“Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code.”

The effects of the Plan and fresh-start reporting on the Company’s consolidated balance sheet are as follows:

	Predecessor					Successor
	July 1, 2009	Plan of Reorganization Adjustments		Fresh-Start Accounting Adjustments		July 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$—		$—		$41,461
Accounts receivable	93,826	—		—		93,826
Prepaid expenses and other current assets	16,955	—		—		16,955

Total current assets	152,242	—		—		152,242
RESTRICTED CASH	9,467	—		—		9,467
PROPERTY AND EQUIPMENT—Net	117,840	—		32,298	d	150,138
GOODWILL	35,351	—		25,947	d, h	61,298
OTHER INTANGIBLE ASSETS—Net	482	—		184,318	d	184,800
OTHER ASSETS	19,155	—		1,461	d, h	20,616

TOTAL ASSETS	$334,537	$—		$244,024		$578,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,890	$—		$—		$50,890
Accrued interconnection costs	38,778	—		—		38,778
Deferred revenue	12,322	—		—		12,322
Accrued expenses and other current liabilities	53,982	—		(1,767	) d	52,215
Accrued income taxes	20,986	—		—		20,986
Accrued interest	19	—		—		19
Current portion of long-term obligations	107,097	(91,100)	g	—		15,997

Total current liabilities	284,074	(91,100)		(1,767)		191,207
LONG-TERM OBLIGATIONS	25,740	214,572	e, g	—		240,312
OTHER LIABILITIES	—	2,557	b	57,162	h	59,719

Total liabilities not subject to compromise	309,814	126,029		55,395		491,238
LIABILITIES SUBJECT TO COMPROMISE	451,050	(451,050)	a	—		—

Total Liabilities	760,864	(325,021)		55,395		491,238

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	(1,427)	c	—		—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	—	10	a	—		10
Predecessor Additional paid-in capital	718,983	(1,129)	c, b	(717,854	) f	—
Successor Additional paid-in capital	—	84,382	a	—		84,382
Accumulated income (deficit)	(1,060,452)	243,185	a	817,267	d, f	—
Accumulated other comprehensive income (loss)	(89,216)	—		89,216	f	—

Total Primus Telecommunications Group, Incorporated stockholders’ income (deficit)	(429,258)	325,021		188,629		84,392

Noncontrolling interest	2,931	—		—		2,931
Total stockholders’ income (deficit)	(426,327)	325,021		188,629		87,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$334,537	$—		$244,024		$578,561

Notes to Plan of Reorganization and fresh-start accounting adjustments:

(a)	This adjustment reflects the discharge of $451.1 million of liabilities subject to compromise (see “Liabilities Subject to Compromise” above), which includes $123.5 million Senior Subordinated Secured Notes reclassed to long-term obligations, in accordance with the terms of the Plan and the issuance of 4.8 million shares of Successor Company common stock to the holders of each of the Senior Subordinated Secured Notes and the Holding Senior Notes.

(b)	To record the issuance of Contingent Value Rights to the holders of the Old Common Stock.

(c)	To record the cancellation of the Old Common Stock.

(d)	To record assets and liabilities at their estimated fair values per fresh-start accounting. These amounts include adjustments to the estimated fair values from what was originally reported in the quarter ending September 30, 2009.

(e)	To reclass Term Loan from current portion of long-term obligations to long-term obligations and record the issuance of the Senior Subordinated Secured Notes.

(f)	To reset additional paid-in capital, accumulated other comprehensive loss and accumulated deficit to zero.

(g)	To reclass long-term portion of the Term Loan to long-term obligations.

(h)	To record the deferred tax attributes related to fresh-start accounting.

In the fourth quarter of 2009, the Company further adjusted the fair value of certain assets and liabilities to reflect the excess of the reorganization value of the Successor over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh-start reporting. Property, plant and equipment, net and Other intangibles, net, were reduced by $1.9 million and $3.2 million, respectively; Goodwill and Other assets increased by $1.9 million and $1.3 million, respectively; and Accrued expenses and other current liabilities and Other liabilities were reduced by $1.8 million and $0.1 million, respectively.

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

On February 11, 2011, prior to the Company’s acquisition of Arbinet, Arbinet entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with AIP Acquisition LLC, a Delaware limited liability company (“Buyer”), pursuant to which Buyer agreed to acquire from Arbinet and certain of its wholly owned subsidiaries, a portfolio of patents and patent applications and the rights arising from such patents and patent applications (the “Patent Portfolio”) for an aggregate cash consideration equal to $4,000,000 and to assume all liabilities associated with the Patent Portfolio. Pursuant to the terms of the Asset Purchase Agreement, the Patent Portfolio is being sold on an “as is,” “where is” basis. The closing of the sale of the Patent Portfolio pursuant to the Asset Purchase Agreement occurred on February 16, 2011. In connection with the signing of the Asset Purchase Agreement, Arbinet and Buyer also entered into a license agreement (the “License Agreement”) that became effective on February 16, 2011, pursuant to which Buyer granted-back to Arbinet a royalty-free, worldwide, assignable (on a non-exclusive basis) and perpetual license and right to use the Patent Portfolio. The Singer Children’s Management Trust, which owned approximately 23.1% of Arbinet’s outstanding common stock and approximately 9.5% of the outstanding common stock of Primus Telecommunications Group, Incorporated, as of January 7, 2011, is the sole member of the Buyer.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$12,415
Marketable securities	4,044
Accounts receivable	16,205
Other current assets	884
Property and equipment (1)	17,297
Intercompany receivable	309
Goodwill (2)	21,865
Customer list (3)	900
Exchange license (3)	2,800
Other intangible assets (3)	700
Other assets	1,738

Total assets acquired	$79,157

Trade payables	$18,280
Accrued interconnection costs	105
Accrued liabilities	3,146
Other current liabilities	3,182
Current portion of long-term obligations	68
Long-term obligations	99
Other long-term liabilities	3,668

Total liabilities assumed	$28,548

Net assets acquired	$50,609

(1)	Property and equipment were measured primarily using an income approach. The fair value measurements of the assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Arbinet resources, assumed future revenue profiles, weighted average cost of capital of 13.0%, gross margin of 7.2% and assumptions on the timing and amount of future development and operating costs. The property and equipment additions were segmented as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete.
(2)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete. Goodwill is not amortized and is not deductible for tax purposes.
(3)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets are subject to amortization and the customer list and exchange license will be amortized over 15 years and 10 years, respectively.

Arbinet Results and Pro Forma Impact of Merger

The following table presents revenues for Arbinet for the periods presented (in thousands):

	Year Ended December 31, 2011	Acquisition Date through December 31, 2011
Net revenue	$263,930	$211,023

The Company incurred a total of $2.0 million in transaction costs related to the merger. Transaction-related costs were expensed as incurred except for $1.1 million of costs incurred to issue common stock to effect the merger which were recorded as an offset to additional paid in capital. The transaction-related costs recognized in the line item “Selling, general, and administrative expenses” in the consolidated statement of operations during the years ended December 31, 2011 and 2010 were $0.2 million and $0.7 million, respectively. The fair value of the total consideration paid for the assets acquired and liabilities assumed increased significantly from the date of the merger agreement, November 10, 2010, to the closing date February 28, 2011. This event triggered the Company to perform a Step 1 impairment test as related to the goodwill which arose from this acquisition. See Note 7—“Goodwill and Other Intangible Assets” for more details on the testing. The results of the Step 1 and Step 2 tests required the Company to recognize $14.7 million of impairment expense during the three months ended March 31, 2011. The following table presents pro forma information for the Company as if the merger of Arbinet had occurred at the beginning of each period presented (in thousands, except for per share amounts):

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenue	$1,041,291	$1,067,489
Net income (loss) attributable to continuing operations for Primus	(32,267)	(28,231)
Net income (loss) attributable to discontinued operations for Primus	(5,200)	(7,875)
Income (loss) per common share for continuing operations net of tax	$(2.39)	$(2.18)
Income (loss) per common share for discontinued operations	(0.38)	(0.61)

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

As of December 31, 2011
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

As of December 31, 2011
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

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Network equipment	$246,889	$193,321
Furniture and equipment	4,453	6,220
Leasehold improvements	11,299	9,592
Construction in progress	4,800	3,132

Subtotal	267,441	212,265
Less: accumulated depreciation	(115,261)	(73,777)

Total property and equipment, net	$152,180	$138,488

At December 31, 2011 and 2010, total equipment under capital lease and vendor financing obligations consisted of $18.3 million and $3.9 million of network and peripheral equipment, respectively, with accumulated depreciation of $2.8 million and $1.1 million, respectively.

Successor

Depreciation and amortization expense for property and equipment for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009, including equipment under capital leases and vendor financing obligations, was $45.3 million, $42.6 million and $23.4 million, respectively.

Predecessor

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the six months ended July 1, 2009 was $11.0 million.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of the most recent annual test conducted on October 1, 2011, the Company concluded that the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. For one of the reporting units for which the goodwill balance was $37 million as of December 31, 2011, the fair value exceeded the carrying value by approximately 6%. The Company performed a sensitivity test at October 1, 2011 that showed a 100 basis point increase and decrease in its discount rate or a 50 basis point increase and decrease in the terminal growth rate for each reporting unit and concluded that no potential goodwill impairment existed at October 1, 2011.

During the three months ended September 30, 2010, the Company and its Board of Directors ratified a plan to proceed with the disposition of its European retail operations; see Note 20, Discontinued Operations. This triggering event prompted the Company to perform a goodwill impairment test, a two-step test, for the Europe reporting unit. Based on the results of the step one test, the Company determined that the carrying value of the Europe reporting unit was in excess of its respective fair value and a step two test was required for the reporting unit.

In completing the step two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first estimated the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for the Europe reporting unit and recorded a goodwill impairment charge of $1.4 million. The impairment charge is included in the line item “Loss from discontinued operations, net of tax,” on the Company’s consolidated statement of operations.

The primary driver for the decline in the estimated fair value of the Europe reporting unit compared to the prior year is the decline in its overall outlook stemming from its poor performance.

In addition, the Company evaluated the European trade name and long-lived assets, which primarily consisted of the network equipment and customer relationships, for impairment. In performing the impairment test for the European trade name and long-lived assets, the Company estimated the fair value less cost to sell for the asset groups based on executed and pending purchase offers and compared that to the carrying value of the asset groups. The company recorded a total of $4.7 million impairment charges; $4.2 million related to the European trade name, $0.4 million related to customer relationships and $0.1 million related to long-lived assets during the three months ended September 30, 2010. The impairment charge is included in the line item “loss from discontinued Operations, net of tax,” on the Company’s consolidated statement of operations.

On February 28, 2011 the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 5—“Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as “Goodwill impairment” on the Company’s consolidated statements of operations. Post acquisition, Arbinet was integrated into the Company’s International Carrier Services (“ICS”) segment, see Note 16 “Operating Segment and Related Information.”

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Trade names	$76,900	$76,200
Goodwill	$71,902	$63,731

The changes in the carrying amount of goodwill and trade names by reporting unit for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of December 31, 2009	$29,960	$30,285	$1,714	$2,217	$44	$64,220
Effect of change in foreign currency exchange rates	—	1,490	236	(109)	2	1,619
Disposition of business	—	—	—	(662)	—	(662)
Accumulated impairment loss	—	—	—	(1,446)	—	(1,446)

Balance as of December 31, 2010	$29,960	$31,775	$1,950	$—	$46	$63,731

Effect of change in foreign currency exchange rates	—	(798)	(13)	—	(4)	(815)
Acquisition (disposition) of business	21,865	1,842	—	—	(42)	23,665
Accumulated impairment loss	(14,679)	—	—	—	—	(14,679)

Balance as of December 31, 2011	$37,146	$32,819	$1,937	$—	$—	$71,902

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of December 31, 2009	$76,200	$—	$—	$5,172	$—	$81,372
Effect of change in foreign currency exchange rates	—	—	—	(100)	—	(100)
Disposition of business	—	—	—	(836)	—	(836)
Accumulated impairment loss	—	—	—	(4,236)	—	(4,236)

Balance as of December 31, 2010	$76,200	$—	$—	$—	$—	$76,200
Acquisition of business	700	—	—	—	—	700

Balance as of December 31, 2011	$76,900	$—	$—	$—	$—	$76,900

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$3,500	$(790)	$2,710	$4,083	$(593)	$3,490
License	2,800	(233)	2,567	—	—	—
Customer relationships	106,199	(52,699)	53,500	104,553	(36,494)	68,059

Total	$112,499	$(53,722)	$58,777	$108,636	$(37,087)	$71,549

Successor

Amortization expense for trade names and customer relationships for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009 was $19.1 million, $21.9 million and $12.8 million, respectively.

Predecessor

Amortization expense for trade names and customer relationships for the six months ended July 1, 2009 was $0.5 million.

The Company expects amortization expense for trade names and customer relationships for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter to be approximately $15.0 million, $10.1 million, $7.2 million, $5.5 million, $4.3 million, and $16.7 million respectively.

8. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Obligations under capital leases and other	$11,696	$1,667
13% Senior Secured Notes due 2016	2,403	130,000
10% Senior Secured Notes due 2017	235,231	—
14 1/4% Senior Subordinated Secured Notes due 2013	—	114,015

Subtotal	$249,330	$245,682
Original issue discount on Senior Secured Notes	(1,568)	(1,791)

Subtotal	$247,762	$243,891
Less: Current portion of long-term obligations	(1,948)	(1,143)

Total long-term obligations	$245,814	$242,748

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of December 31, 2011:

Year Ending December 31,	Capital Leases and Other	10% Senior Secured Notes due 2017	13% Senior Secured Notes due 2016	Total
2012	$2,928	$23,523	$312	$26,763
2013	3,218	23,523	312	27,053
2014	3,020	23,523	312	26,855
2015	3,000	23,523	312	26,835
2016	3,000	23,523	2,716	29,239
Thereafter	—	242,092	—	242,092

Total minimum principal & interest payments	15,166	359,707	3,964	378,837
Less: Amount representing interest	(3,470)	(124,476)	(1,561)	(129,507)

Total long-term obligations	$11,696	$235,231	$2,403	$249,330

Exchange Offers

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14  1/4% Senior Subordinated Secured Notes due 2013 (the “14  1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of the Company’s obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the consolidated statement of operations.

10% Senior Secured Notes due 2017

As of December 31, 2011, there was $235.2 million principal amount of the 10% Notes outstanding. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017. In December 2011, the Company repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value.

The 10% Notes are governed by an indenture, dated as of July 7, 2011 (the “10% Notes Indenture”), by and among Holding, the guarantors of the 10% Notes named therein, including Group (the “Guarantors”), and U.S. Bank National Association, as trustee and collateral trustee. The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the Guarantors, including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of Group that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of Group that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The 10% Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The 10% Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The 10% Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the 10% Notes Indenture.

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, Holding must give holders of the 10% Notes an opportunity to sell their 10% Notes to Holding at a purchase price of 101% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If Group or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the 10% Notes at 100% of their principal amount, plus accrued and unpaid interest.

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of Group and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of the Group’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

Under the 10% Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the 10% Notes, in the future that is subject to security interests in the same collateral as the 10% Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the 10% Notes) equal to 2.25 times consolidated EBITDA Group for the prior four fiscal quarters. Holding has no obligation or intention to register the 10% Notes for resale under the Securities Act or the securities laws of any other jurisdiction or to offer to exchange the 10% Notes for securities registered under the Securities Act or the securities laws of any other jurisdiction.

13% Senior Secured Notes due 2016

As of December 31, 2011, there was $2.4 million principal amount of the 13% Notes outstanding. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

On April 19, 2011, Holding and Primus Canada commenced an offer to purchase (the “Offer to Purchase”) up to 5,200 Units, each such Unit consisting of $1,000 principal amount of 13% Notes issued by Holding and Primus Canada, at a purchase price in cash equal to 100% of the principal amount of 13% Notes validly tendered (and not validly withdrawn) prior to the expiration time, plus accrued but unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase was made pursuant to the excess cash flow covenant in the terms of the indenture governing the 13% Notes. The Offer to Purchase expired on May 17, 2011 and $32,000 principal amount of 13% Notes were tendered and repurchased pursuant to the Offer to Purchase.

Upon consummation of the Exchange Offers, $127.6 million principal amount of 13% Notes was exchanged for $149.3 million principal amount of 10% Notes. The Company evaluated the application of ASC 470-50,

“Modifications and Extinguishments” and concluded that the Exchange Offers constituted a debt modification with respect to the 13% Notes. Under ASC 470-60, the prepayment premium of $21.7 million paid to the exchanging holders of 13% Notes, was capitalized and will be amortized over the life of the 10% Notes. It is included in other assets in the consolidated balance sheets. Following the completion of the Exchange Offers and Consent Solicitation, the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

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

Upon consummation of the Exchange Offers, $78.4 million principal of 14 1/4% Notes was exchanged for $79.4 million principal amount of 10% Notes. The Company evaluated the application of ASC 470-50, “Modifications and Extinguishments” and concluded that the Exchange Offers constituted a debt modification with respect to the 14 1/4% Notes. Under ASC 470-60, the prepayment premium of $1.0 million paid to the exchanging holders of 14 1/4% Notes, was capitalized and will be amortized over the life of the 10% Notes. It is included in other assets in the consolidated balance sheets. Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of the Company’s obligations with respect to the 14 1/4% Notes.

9. INCOME TAXES

The provisions (benefits) for income taxes for the years ended December 31, 2011 and 2010, and the six months ended December 31 and July 1, 2009 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Current: Federal	$1,401	$994	$—	$—
State	133	—	287	56
Foreign	1,709	(1,233)	(3,830)	2,365

Subtotal Current	3,243	(239)	(3,543)	2,421
Deferred: Federal	—	—	—	—
State	—	—	—	—
Foreign	(2,374)	(8,846)	(6,637)	1,653

Subtotal Deferred	(2,374)	(8,846)	(6,637)	1,653

Income tax (benefit) expense	$869	$(9,085)	$(10,180)	$4,074

The US and foreign components of income from continuing operations before income taxes for the years ended December 31, 2011 and 2010, and the six months ended December 31 and July 1, 2009 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
US	$(46,495)	$(25,883)	$3,423	$359,427
Foreign	19,295	5,481	(2,164)	98,334

Income from continuing operations before income taxes	$(27,200)	$(20,402)	$1,259	$457,761

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2011 and 2010, and the six months ended December 31 and July 1, 2009 (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Tax provision (benefit) at federal statutory rate	$(9,520)	$(6,801)	$(366)	$160,952
Permanent differences	(1,326)	1,003	3,534	1,531
State tax (net of federal benefit)	133	(1,099)	(178)	8,887
Effect of statutory tax rate change	—	644	106	(5,320)
Effect of foreign tax rate change		—	—	—
Foreign withholding taxes	1,137	933	(3,554)	774
Uncertain tax positions	—	(1,396)	(1,324)	3,608
Foreign taxes		—	—	—
Increase (decrease) in valuation allowance	10,420	(3,089)	(7,661)	(67,587)
Tax-book fresh-start valuation difference	—	—	—	13,673
Capital loss on disposal of subsidiary		—	—	(13,283)
Foreign rate differential	(430)	—	—	—
Reorganization	—	—	—	4,415
Cancellation of debt allocated to foreign basis	—	—	—	(58,005)
Goodwill	—	—	—	10,227
Taxes charged to goodwill	—	—	—	(54,512)
Other	455	720	(737)	(1,286)

Income tax (benefit) expense	$869	$(9,085)	$(10,180)	$4,074

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2011 and 2010 (in thousands):

	Successor
	As of December 31,
	2011	2010
Deferred tax assets	$195,569	$123,365
Valuation allowance	(144,611)	(94,284)
Deferred tax liabilities	(79,305)	(58,152)

Net deferred taxes	$(28,347)	$(29,071)

Certain fixed and intangible assets were marked to their fair market values, as a result of our emergence from bankruptcy and the associated fresh-start accounting (see Note 4—“Fresh-Start Accounting”), which resulted in a substantial decrease to our deferred tax asset, net operating loss carryforwards, the discharge of certain tax liabilities, and tax attribute reduction, as prescribed by Internal Revenue Code Section 108.

The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2011 and 2010 (in thousands):

	Successor
	As of December 31,
	2011	2010
Current
Allowance for bad debt	$2,411	$1,432
Basis difference in intangibles	—	—
Other	7,589	5,950
Valuation allowance	(8,624)	(5,236)

Total Current	$1,376	$2,146
Non-current
Basis difference in intangibles	$(38,547)	$(40,591)
Bond related adjustments	(4,498)	8,850
Capital loss carryforwards	24,306	23,386
Net operating loss carryforwards	106,283	54,085
Basis difference in fixed assets	29,952	28,371
Unrealized foreign exchange gains	(2,995)	(3,578)
Basis difference in foreign accounts receivable	(12,718)	(13,983)
Other	4,480	1,291
Valuation allowance	(135,986)	(89,048)

Total Non-current	$(29,723)	$(31,217)

As of December 31, 2011, the Company had foreign operating loss carryforwards of approximately $164 million of which $56.1 million expire periodically from 2012 through 2031, and the remainder of which carryforward without expiration.

At December 31, 2011, the Company projects United States operating loss carryforwards available to reduce future United States taxable income in the amount of $198.3 million, of which $143.6 million is subject to limitation under Section 382, and of which $54.7 million is not subject to the Section 382 limit. Net operating losses which survived attribute reduction as a result of fresh-start accounting will expire periodically between 2014 through 2031, are subject to limitations in accordance with Section 382 of the Internal Revenue Code.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced as a result of fresh-start accounting) will be subject to an annual limitation of approximately $1.6 million. The annual limitation was determined based upon an Internal Revenue Code section that allows corporations emerging from bankruptcy to determine their section 382 limitation based upon the post emergence stock value. The Company has prepared its financial statements assuming the annual limitation will apply.

As of February 28, 2011, and the completion of the merger of PTG Investments, a wholly-owned subsidiary of the Company with and into Arbinet Corporation, the Company believes that an ownership change for tax purposes took place with respect to both Primus and Arbinet. This conclusion is based on Schedule 13D and

Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. As a result of the ownership change an annual limitation of $7.0 million is required under section 382 of the Company’s then-existing NOLs. This limitation is in addition to the NOL utilization limitation of approximately $1.6 million due to the July 1, 2009, ownership change. The annual limitation under section 382 of Arbinet then-existing NOLs is approximately $2.2 million.

The Company is required to determine whether it had a net unrealized built-in gain (NUBIG) or net unrealized built-in loss (NUBIL) at the 2009 emergence date. The Company estimated that there was a NUBIL at the time of the 2009 emergence date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the 2009 emergence date were subject to the Section 382 limitation. A 2011 review of tax basis demonstrated that at the emergence date in 2009 the Company was in a NUBIG, as a result certain depreciation and loss deductions that were previously limited are available. The amount of the previously limited losses is $8.0 million.

As a result of the fresh-start accounting, the Company has increased its deferred tax liabilities and goodwill by $55.7 million to reflect the increase in book basis without any increase in the tax basis of certain assets which were adjusted for the fresh-start. $31.2 million of the deferred tax liabilities relates to the fresh-start increase in the value of certain indefinite lived intangibles. These deferred tax liabilities will remain on the books indefinitely subject to reduction only if the related indefinite lived intangibles which gave rise to the deferred tax liabilities are impaired. The reduction of the deferred tax liability due to impairment of the underlying indefinite lived intangibles would provide a tax benefit for the Company which would be offset by any future impairment expense of the indefinite lived intangibles. The remaining $24.5 million of deferred tax liability will be a tax benefit which will be offset when its underlying fresh-start adjustment is released. The relief of the deferred tax liability will not result in any payment of cash by the company.

The Company incurred $(1.0) million, $(0.9) million and $(2.8) million of expense in 2011, 2010 and 2009, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

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

No provision was made in 2011 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

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

Reconciliations of the successor period July 2, 2009 to December 31, 2009, January 1, 2010 to December 31, 2010, and January 1, 2011 to December 31, 2011 and predecessor periods of January 1, 2009 to July 1, 2009 balances of unrecognized tax benefits are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Balance at January 1, (July 2, for Successor period)	$88,299	$89,716	$88,953	$90,413
Foreign currency adjustments	(152)	1,372	1,138	3,492
Statute expiration	—	(6,270)	(4,514)	—
Gross increases (decreases) of tax positions in prior period	(2,112)	(3,452)	1,622	(6,479)
Audit resolution	—	(1,609)	—	—
Gross increases of tax positions in current period	171	8,304	2,301	1,069
Penalties and interest	—	238	216	458

Balance at December 31, (July 1, for 2009 Predecessor period)	$86,206	$88,299	$89,716	$88,953

The total unrecognized tax benefits as of December 31 2011 were $86.2 million. Total unrecognized tax benefits of $5.2 million, if recognized, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to significantly increase or decrease over the next 12 months.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002-2011
Australia	2002-2011
Canada	2004-2011
United Kingdom	2004-2011
Netherlands	2007-2011

The Company has closed certain federal and provincial income tax examinations in Canada for the years through 2005 (federal) and 2001 through 2005 (provincial) with all assessments being received. The Company has concluded an examination in the Netherlands for tax years through 2006. Based on the final settlement, the Company reversed its remaining liability in the fourth quarter of 2008 and paid those liabilities during 2009. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material. The IRS concluded its audit of Arbinet for tax years 2007, 2008 and 2009.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $235.4 million and $247.8 million at December 31, 2011 and 2010, respectively. The aggregate carrying value of the Company’s debt was $236.1 million and $242.2 million at December 31, 2011 and 2010, respectively.

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$16,196	—	16,196	—

Total	$16,196	—	16,196	—

		Fair Value as of December 31, 2010, using:
	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$19,098	—	19,098	—

Total	$19,098	—	19,098	—

Successor

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model using the following assumptions: (1) expected life of 7.5 years; (2) risk-free rate of 1.44%; (3) expected volatility of 48.17%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $12.66. During the years ended December 31, 2011 and 2010 and the six months ended December 31, 2009, $2.9 million, ($13.7) million and ($2.8) million, respectively, of income (expense) was recognized as a result of marking the CVRs to their fair value.

11. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2012	$2,928	$8,061	$20,312
2013	3,218	3,950	16,422
2014	3,020	3,313	12,067
2015	3,000	54	9,799
2016	3,000	—	6,725
Thereafter	—	—	22,809

Total minimum principal & interest payments	15,166	15,378	88,134
Less: Amount representing interest	(3,470)	—	—

Total long-term obligations	$11,696	$15,378	$88,134

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $35.2 million $31.3 million and $26.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Successor

The Company’s rent expense under operating leases was $17.0 million, $14.7 million and $6.9 million for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009, respectively.

Predecessor

The Company’s rent expense under operating leases was $6.0 million for the six months ended July 1, 2009.

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

12. STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2011 there are 13,741,020 shares of common stock outstanding.

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

On February 28, 2011, the Company completed its previously announced acquisition of Arbinet. Upon the closing of the merger, each share of Arbinet common stock was cancelled and converted into the right to receive 0.5817 shares of Primus common stock. Arbinet stockholders received cash in lieu of any fractional shares of Primus common stock that they were otherwise entitled to receive in the merger. In connection with the merger, Primus issued 3,232,812 shares of its common stock to former Arbinet stockholders in exchange for their shares of Arbinet common stock, and reserved for issuance approximately 95,000 additional shares of its common stock in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units. See Note 5—“Acquisitions,” for further detail concerning the transaction.

On August 8, 2011, the Company’s board of directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The stock repurchase program may be modified, terminated or extended at any time without prior notice. The Company has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program. During the year ended December 31, 2011, the Company repurchased 31,626 shares at a weighted average price of $11.92 per share under the stock repurchase plan.

The following table provides a reconciliation of beginning and ending shares (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Common Shares:
Beginning balance	9,801	9,600	9,600	142,695
Plan of Reorganization and fresh-start adjustments	—	—	—	(133,095)
Stock consideration issued for Merger	3,233	—	—	—
Purchase of treasury stock	(32)	—	—	—
Restricted stock award	165	—	—	—
Common shares issued for the exercise of stock options	125	—	—	—
Common shares withheld to settle tax liability—stock options	(10)	—	—	—
Common shares issued for restricted stock units	477	260	—	—
Common shares withheld to settle tax liability—restricted stock units	(18)	(59)	—	—

Ending balance	13,741	9,801	9,600	9,600

13. SHARE-BASED COMPENSATION

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

The Company follows guidance which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and share-based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered.

The Company’s equity incentive plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other share-based or cash-based performance awards. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

There were 41,666 and 40,000 options granted during the year ended December 31, 2011 and 2010, respectively. The weighted average fair value at date of grant for options granted during the years ended December 31, 2011 and 2010 and six months ended December 31, 2009 was $5.11, $3.07, and $4.00, respectively, per option. Options granted prior to July 1, 2009 were cancelled in conjunction with the cancellation of the Company’s Old Common Stock pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the options issued prior to July 1, 2009. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Expected option life	6 Years	4 Years	4 Years	4 Years
Risk-free interest rate	1.12 - 1.91%	1.20%	2.00%	2.00%
Expected volatility	41.25 - 43.32%	47.00%	42.00%	42.00%
Dividend yield	0%	0%	0%	0%

Successor

Total share-based compensation expense recognized by the Company in the years ended December 31, 2011 and 2010, and six months ended December 31, 2009 was $5.2 million, $1.6 million and $1.2 million, respectively. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Predecessor

Total share-based compensation expense recognized by the Company in the six months ended July 1, 2009 was $27 thousand.

At the closing of the acquisition of Arbinet on February 28, 2011, the Company reserved approximately 95,000 additional shares of its common stock for issuance in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units.

Restricted Stock Units (RSUs)

A summary of the Company’s restricted stock units activity during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2011	474,851	$8.14
Granted	679,598	$14.26
Vested	(467,186)	$9.93
Forfeitures	(35,869)	$13.18

Unvested—December 31, 2011	651,394	$12.96

As of December 31, 2011, the Company had 0.7 million unvested RSUs outstanding with respect to $3.9 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 2.0 years. The number of unvested RSUs expected to vest is 0.6 million.

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2011	185,300	$11.34
Granted	41,666	$11.92
Exercised	(109,626)	$12.48
Forfeitures	(75,455)	$14.22
Arbinet merger	87,195	$14.99

Outstanding—December 31, 2011	129,080	$11.34

Eligible for exercise	90,713	$11.49

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—December 31, 2011	$192,360	8.4
Options exercisable—December 31, 2011	125,751	8.0

During the year ended December 31, 2011, 0.1 million options were exercised with an intrinsic value of $0.3 million. As of December 31, 2011, the Company had approximately 38,000 unvested stock options and stock appreciation rights outstanding of which $0.1 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.4 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 35,000 shares, with a weighted average remaining life of 8.4 years, a weighted average exercise price of $11.34, and an intrinsic value of approximately $0.1 million.

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

Successor

The matching contribution made during the years ended December 31, 2011 and 2010 and the six months ended December 31, 2009 was $385 thousand, $206 thousand and $87 thousand.

Predecessor

The matching contribution made for the six months ended July 1, 2009 was $94 thousand.

15. RELATED PARTIES

There were no material related party transactions during the years ended December 31, 2011, 2010, or 2009.

16. OPERATING SEGMENT AND RELATED INFORMATION

The Company has four reportable geographic segments—United States, Canada, Asia-Pacific and Europe. The Company has five reportable operating segments based on management’s organization of the enterprise—United States, Canada, Australia, the International Carrier Services (“ICS”) business from the United States and Europe, which is managed as a separate global segment, into which Arbinet is integrated, and Other. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the ICS business are indistinguishable from the respective geographic segments. Therefore, any reporting related to the ICS business for assets or other balance sheet items is impractical.

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Net Revenue by Geographic Region
United States	$182,278	$112,669	$71,315	$78,060
Canada	246,612	231,185	116,091	108,306
Asia-Pacific	287,142	276,722	132,656	110,502
Europe	273,227	116,686	69,010	62,131

Total	$989,259	$737,262	$389,072	$358,999

Net Revenue by Segment
United States	$44,202	$50,724	$31,845	$35,709
Canada	246,612	231,185	116,091	108,306
Australia	286,462	276,614	132,656	110,502
International Carrier Services	411,411	178,631	108,480	104,482
Other	572	108	—	—

Total	$989,259	$737,262	$389,072	$358,999

Provision for Doubtful Accounts Receivable
United States	$1,253	$1,789	$1,066	$1,470
Canada	2,935	2,565	1,077	1,106
Australia	1,903	2,974	1,837	1,738
International Carrier Services	1,012	(422)	441	516
Other	—	—	—	—

Total	$7,103	$6,906	$4,421	$4,830

Income (Loss) from Operations
United States	$(52)	$819	$2,764	$4,439
Canada	34,523	12,366	3,127	18,738
Australia	18,388	14,416	2,938	9,995
International Carrier Services	(20,544)	3,154	971	1,372
Other	(331)	(1,472)	136	128

Total From Operating Segments	31,984	29,283	9,936	34,672
Corporate	(19,233)	(17,576)	(4,090)	(6,670)

Total	$12,751	$11,707	$5,846	$28,002

Capital Expenditures
United States	$1,287	$1,146	$43	$73
Canada	15,398	10,747	5,261	3,127
Europe	—	535	40	174
Australia	12,658	13,044	3,795	1,997
International Carrier Services	1,545	—	—	—
Other	645	949	257	289

Total	$31,533	$26,421	$9,396	$5,660

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31, 2011	December 31, 2010
Property and Equipment—Net
United States	$17,139	$8,039
Canada	54,674	56,476
Europe	3,074	1,650
Asia-Pacific	77,293	70,357
Other	—	1,966

Total	$152,180	$138,488

	December 31, 2011	December 31, 2010
Assets
United States	$133,364	$107,309
Canada	194,531	206,310
Europe	54,998	52,278
Asia-Pacific	160,931	137,717
Other	—	10,845

Total	$543,824	$514,459

The Company offers four main products—retail voice, ICS, Data/Internet and retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Retail voice	$359,331	$354,147	$179,606	$166,253
International carrier services	411,411	178,631	108,480	104,482
Data/Internet	185,938	172,485	86,101	70,067
Retail VoIP	32,579	31,999	14,885	18,197

Total	$989,259	$737,262	$389,072	$358,999

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010.

	For the Quarter Ended
	(in thousands, except per share amounts)
	March 31, 2011 (1)	June 30, 2011	September 30, 2011	December 31, 2011 (2)
Net revenue	$216,952	$275,204	$247,519	$249,584
Cost of revenue (exclusive of depreciation)	146,847	199,660	173,239	175,992
Income (loss) from operations	(12,662)	385	4,938	20,090

Income (loss) from continuing operations, net of tax	(19,615)	(6,347)	(9,845)	2,277
Income (loss) from discontinued operations, net of tax	360	5	(165)	(619)
Gain (loss) from sale of discontinued operations, net of tax	—	—	—	(4,781)

Net income (loss)	$(19,255)	$(6,342)	$(10,010)	$(3,123)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.76)	$(0.47)	$(0.72)	$0.17
Income (loss) from discontinued operations	0.03	—	(0.01)	(0.05)
Gain (loss) from sale of discontinued operations	—	—	—	(0.35)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.47)	$(0.73)	$(0.23)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.76)	$(0.47)	$(0.72)	$0.17
Income (loss) from discontinued operations	0.03	—	(0.01)	(0.05)
Gain (loss) from sale of discontinued operations	—	—	—	(0.35)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.47)	$(0.73)	$(0.23)

1	Includes a goodwill impairment charge in the amount of $14.7 million related to the acquisition of Arbinet.
2	Includes a gain on the sale of assets in the amount of $13.1 million related to Globility’s sale of fixed wireless spectrum licenses.

	For the Quarter Ended
	(in thousands, except per share amounts)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenue	$187,747	$187,544	$179,178	$182,793
Cost of revenue (exclusive of depreciation)	117,882	118,163	113,102	116,898
Income (loss) from operations	2,707	4,595	1,939	2,466

Income (loss) from continuing operations, net of tax	(639)	(11,887)	10,746	(9,432)
Income (loss) from discontinued operations, net of tax	(360)	(1,344)	(5,277)	(3,820)
Gain (loss) from sale of discontinued operations, net of tax	—	193	(389)	3,122

Net income (loss)	$(999)	$(13,038)	$5,080	$(10,130)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.06)	$(1.22)	$1.10	$(0.97)
Income (loss) from discontinued operations	(0.04)	(0.14)	(0.54)	(0.39)
Gain (loss) from sale of discontinued operations	—	0.02	(0.04)	0.32

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.10)	$(1.34)	$0.52	$(1.04)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.06)	$(1.22)	$1.10	$(0.97)
Income (loss) from discontinued operations	(0.04)	(0.14)	(0.54)	(0.39)
Gain (loss) from sale of discontinued operations	—	0.02	(0.04)	0.32

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.10)	$(1.34)	$0.52	$(1.04)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

18. (GAIN) LOSS ON SALE OR DISPOSAL OF ASSETS

Successor

During the year ended December 31, 2011, Globility sold its fixed wireless spectrum licenses in 29 rural and urban markets which resulted in a gain of $13.1 million. In addition, the Company recognized a loss of $0.2 million associated with the sale or disposal of specific long-lived assets, which were taken out of service. The assets disposed or sold were comprised of leasehold improvements, switch and peripheral and other network equipment.

During the year ended December 31, 2010, the Company recognized a loss of $0.2 million associated with the sale or disposal of specific long-lived assets, which were taken out of service. The assets disposed or sold were comprised of leasehold improvements, switch and peripheral and other network equipment.

During the six months ended December 31, 2009, the Company recognized a loss of $0.1 million associated with the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral and other network equipment.

Predecessor

During the six months ended July 1, 2009, the company recognized a gain of $43,000 associated with the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral and other network equipment.

19. GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In December 2011, the Company paid $4.95 million in cash and retired $5.0 million in principal of its 10% Notes. As a result, the Company recognized a $0.4 million net loss on the early extinguishment of debt in the consolidated statement of operations which included the write-off of related deferred financing costs and original issue discount, partially offset by the gain on repurchase.

In July 2011, the Company issued $240.2 million aggregate principal amount of 10% Notes for any, and all outstanding Units representing the 13% Notes and the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred a loss of $6.9 million on the early extinguishment of debt in the consolidated statement of operations.

In May 2010, the Company paid $9.4 million in cash and retired $9.5 million in principal of its 14 1/4% Senior Subordinated Secured Notes. As a result, the Company recognized a $0.1 million gain on the early extinguishment of debt in the consolidated statement of operations.

In December 2009, the Company issued $130.0 million principal amount of 13% Senior Secured Notes due 2016. The proceeds from the offering were used to pay-off the Senior Secured Term Loan Facility and the Canadian Credit Facility. The Company recorded a $4.1 million loss on the early extinguishment of debt in the consolidated statement of operations which included the write-off of related deferred financing costs, a prepayment premium and professional fees.

20. DISCONTINUED OPERATIONS

Discontinued Operations—year ended December 31, 2011

During the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from sale of this segment during the fourth quarter of 2011.

Discontinued Operations—year ended December 31, 2010

During the third quarter of 2010, the Company committed to dispose of and began actively soliciting the disposition of its Europe segment, also known as the Company’s remaining European retail operations. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter of 2010 and as a result, recorded a $40,000 gain from the sale. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets to NewCall Telecom Ltd., for a sale price of approximately $6.8 million, including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded a gain of $2.4 million and a loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million. In addition, AFone assumed all of the existing liabilities of the France operations. Consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

In the second quarter of 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter of 2010.

Discontinued Operations—year ended December 31, 2009

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

As a result of these events, the Company’s consolidated financial statements reflect the Brazil operations, European retail operations and Japan retail operations as discontinued operations for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009 and July 1, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations.

Summarized operating results of the discontinued operations for the years ended December 31, 2011 and 2010 and six months ended December 31, 2009 and July 1, 2009 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Net revenue	$25,370	$65,192	$35,261	$32,518
Operating expenses	25,856	77,340	37,976	33,423

Income (loss) from operations	(486)	(12,148)	(2,715)	(905)
Interest expense	(77)	(59)	(68)	(63)
Interest income and other income (expense)	485	(328)	(144)	53
Foreign currency transaction gain (loss)	(101)	(135)	(1,185)	787
Reorganization items	—	—	(14)	17,146

Income (loss) before income tax	(179)	(12,670)	(4,126)	17,018
Income tax (expense) benefit	(240)	1,869	(138)	166

Income (loss) from discontinued operations	$(419)	$(10,801)	$(4,264)	$17,184

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

Successor

The Company had no dilutive common share equivalents during the year ended December 31, 2011, due to the results of operations being a net loss. For the year ended December 31, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.8 million shares issuable upon exercise of stock options and RSUs under the Successor’s Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

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

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Income (loss) from continuing operations	$(33,530)	$(11,212)	$11,106	$453,719
Loss from discontinued operations, net of tax	(419)	(10,801)	(4,264)	17,184
Gain from sale of discontinued operations, net of tax	(4,781)	2,926	(110)	251

Net income (loss) attributable to common stockholders-basic	(38,730)	(19,087)	6,732	471,154
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	—	210
Adjustment for interest expense on 3 3/4% Convertible Senior Notes	—	—	—	332

Income attributable to common stockholders-diluted	$(38,730)	$(19,087)	$6,732	$471,696

Weighted average common shares outstanding-basic	12,994	9,721	9,600	142,695
Restricted Stock Units (1)	—	—	200	—
5% Exchangeable Senior Notes	—	—	—	19,474
Step Up Convertible Subordinated Debentures	—	—	—	7,280
3 3/4% Convertible Senior Notes	—	—	—	3,668
In-the-money options exercisable under stock option compensation plan	—	—	—	—

Weighted average common shares outstanding-diluted	12,994	9,721	9,800	173,117

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(2.58)	$(1.15)	$1.15	$3.18
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.12
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—

Net income (loss) attributable to common stockholders	$(2.98)	$(1.96)	$0.70	$3.30

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(2.58)	$(1.15)	$1.14	$2.62
Income (loss) from discontinued operations	(0.03)	(1.11)	(0.44)	0.10
Gain (loss) from sale of discontinued operations	(0.37)	0.30	(0.01)	—

Net income (loss) attributable to common stockholders	$(2.98)	$(1.96)	$0.69	$2.72

(1)	Restricted Stock Units that vested in 2009 and common stock that was issuable subsequent to December 31, 2009

22. REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the consolidated statements of operations. The following describes the components of reorganization items, net (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Professional Fees	$—	$1	$(421)	$(12,067)
Gain on Extinguishment of debt	—	—	—	243,185
Revaluation of assets and liabilities	—	—	—	171,465
Debt Premium, Discount and Deferred Financing Costs Write-off	—	—	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	—	—	20,453
Interest Income	—	—	—	2

Reorganization Items, net	$—	$1	$(421)	$422,947

Professional fees include financial, legal and other services directly associated with the reorganization process. Payments for reorganization expense for the six months ended December 31, 2009 were $7.6 million. Payments for reorganization expense for the six months ended July 1, 2009 were $4.6 million. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts have been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14  1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. Upon emergence from bankruptcy, Predecessor debt in the amount of $439.6 million was written off along with the accrued interest related to this debt in the amount of $11.5 million. In addition, the Successor Company issued $123.5 million of new debt upon emergence and issued 4.8 million shares of Successor Company common stock to the former holders of the Company’s debt.

23. SUBSEQUENT EVENTS

In accordance with ASC 855-50, “Subsequent Events,” the Company has reviewed subsequent events through the date of the filing and have determined there are no subsequent events that require disclosure.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2011 and 2010, and the six month periods ending December 31 and July 1, 2009 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
Six months ended July 1, 2009	$9,710	$5,140	$(5,755)	$9,095

	Successor:
Six months ended December 31, 2009	$9,095	$5,015	$(5,947)	$8,163
2010	$8,163	$8,392	$(9,701)	$6,854
2011	$6,854	$7,621	$(6,923)	$7,552

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
Six months ended July 1, 2009	$227,798	$(75,236)	$—	$152,562

	Successor:
Six months ended December 31, 2009	$152,562	$(34,042)	$—	$118,520
2010	$118,520	$(24,236)	$—	$94,284
2011	$94,284	$50,327	$—	$144,611

S-1