Form 10-Q
period 2012-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2012-05-10
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common Stock, $0.001 par value	13,832,067

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NET REVENUE	$234,692	$216,952
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	162,496	146,847
Selling, general and administrative	53,868	53,095
Depreciation and amortization	14,519	14,940
(Gain) loss on sale or disposal of assets	864	53
Goodwill impairment	—	14,679

Total operating expenses	231,747	229,614

INCOME (LOSS) FROM OPERATIONS	2,945	(12,662)
INTEREST EXPENSE	(7,127)	(8,679)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(57)	(50)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(7,190)	(4,384)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	158	(87)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	4,745	4,048

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,526)	(21,814)
INCOME TAX BENEFIT (EXPENSE)	(86)	830

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,612)	(20,984)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(140)	362

NET INCOME (LOSS)	(6,752)	(20,622)
Less: Net (income) loss attributable to the noncontrolling interest	(106)	1,367

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(6,858)	$(19,255)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.49)	$(1.76)
Income (loss) from discontinued operations	(0.01)	0.03

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.50)	$(1.73)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.49)	$(1.76)
Income (loss) from discontinued operations	(0.01)	0.03

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.50)	$(1.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,744	11,148

Diluted	13,744	11,148

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(6,718)	$(19,617)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(140)	362

Net income (loss)	$(6,858)	$(19,255)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,181	$41,052
Accounts receivable (net of allowance for doubtful accounts receivable of $7,397 and $7,552 at March 31, 2012 and December 31, 2011, respectively)	71,880	81,609
Prepaid expenses and other current assets	17,566	15,539

Total current assets	135,627	138,200
RESTRICTED CASH	12,287	11,891
PROPERTY AND EQUIPMENT – Net	152,368	152,180
GOODWILL	71,479	71,902
OTHER INTANGIBLE ASSETS – Net	133,561	135,677
OTHER ASSETS	32,058	33,974

TOTAL ASSETS	$537,380	$543,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$40,724	$46,627
Accrued interconnection costs	23,824	24,103
Deferred revenue	12,055	12,258
Accrued expenses and other current liabilities	41,002	44,384
Accrued income taxes	7,876	10,617
Accrued interest	11,150	5,889
Current portion of long-term obligations	2,289	1,948

Total current liabilities	138,920	145,826
LONG-TERM OBLIGATIONS	243,786	245,814
DEFERRED TAX LIABILITY	31,843	31,311
CONTINGENT VALUE RIGHTS	23,386	16,196
OTHER LIABILITIES	2,502	2,971

Total liabilities	440,437	442,118
COMMITMENTS AND CONTINGENCIES (See Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value – 80,000,000 shares authorized; 13,846,433 and 13,772,646 shares issued and 13,814,807 and 13,741,020 shares outstanding at March 31, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	143,595	142,796
Accumulated deficit	(57,943)	(51,085)
Treasury stock, at cost – 31,626 and 31,626 shares at March 31, 2012 and December 31, 2011, respectively	(378)	(378)
Accumulated other comprehensive income	3,410	2,416

Total stockholders’ equity before noncontrolling interest	88,698	93,763

Noncontrolling interest	8,245	7,943

Total stockholders’ equity	96,943	101,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$537,380	$543,824

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,752)	$(20,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	1,344	2,251
Share based compensation expense	1,702	1,082
Depreciation and amortization	14,521	15,124
(Gain) loss on sale or disposal of assets	864	53
Impairment of goodwill and long-lived assets	—	14,679
Accretion (amortization) of debt premium/discount, net	57	50
Change in fair value of Contingent Value Rights	7,190	4,384
Deferred income taxes	1,158	(406)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(4,831)	(4,072)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	10,152	1,093
(Increase) decrease in prepaid expenses and other current assets	(1,575)	437
(Increase) decrease in other assets	2,007	(2,068)
Increase (decrease) in accounts payable	(4,735)	(1,554)
Increase (decrease) in accrued interconnection costs	(754)	762
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(4,528)	(2,946)
Increase (decrease) in accrued income taxes	(3,033)	(570)
Increase (decrease) in accrued interest	5,241	8,283

Net cash provided by operating activities	18,028	15,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,111)	(6,373)
Cash acquired from business acquisitions, net of cash paid	(1,333)	10,000
Sales of marketable securities	—	4,087
Increase in restricted cash	(85)	(200)

Net cash (used in) provided by investing activities	(9,529)	7,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,823)	(276)
Payment of fees on restructuring of debt	(1,976)	—
Proceeds from sale of common stock, net	30	242
Taxes paid in lieu of shares issued for share-based compensation	(92)	—

Net cash used in financing activities	(3,861)	(34)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	491	691

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,129	24,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,052	41,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,181	$65,665

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,000	$461
Cash paid for taxes	$2,225	$84
Non-cash investing and financing activities:
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$—	$2,804
Business acquisition purchased with Company common stock	$—	$50,609

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NET INCOME (LOSS)	$(6,752)	$(20,622)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,190	1,186

COMPREHENSIVE INCOME (LOSS)	(5,562)	(19,436)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(302)	1,268

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(5,864)	$(18,168)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“Primus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. The results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

ASC No. 810 changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for the three months ended March 31, 2012 and three months ended March 31, 2011 are as follows (in thousands):

	For the Three Months Ended March 31, 2012
	Primus Telecommunications Group, Incorporated Shareholders
		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943
Share based compensation expense	1,702	—	—	1,702	—	—	—	—
Proceeds from sale of common stock, net	30	74	—	30	—	—	—	—
Shares withheld to satisfy tax withholdings	(933)	—	—	(933)	—	—	—	—
Comprehensive income (loss):
Net income (loss)	(6,752)	—	—	—	—	(6,858)	—	106
Foreign currency translation adjustment	1,190	—	—	—	—	—	994	196

Comprehensive income (loss)	(5,562)	—	—	—	—	—	—	—

Balance as of March 31, 2012	$96,943	13,815	$14	$143,595	$(378)	$(57,943)	$3,410	$8,245

	For the Three Months Ended March 31, 2011
	Primus Telecommunications Group, Incorporated Shareholders
		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance as of December 31, 2010	$83,034	9,801	$10	$86,984	$—	$(12,355)	$4,751	$3,644
Share based compensation expense	1,082	—	—	1,082	—	—	—	—
Proceeds from sale of common stock, net	222	322	—	222	—	—	—	—
Transaction costs of merger	(925)	—	—	(925)	—	—	—	—
Stock consideration issued for merger	50,609	3,233	3	50,606	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	(20,622)	—	—	—	—	(19,255)	—	(1,367)
Foreign currency translation adjustment	1,186	—	—	—	—	—	1,087	99

Comprehensive income (loss)	(19,436)	—	—	—	—	—	—	—

Balance as of March 31, 2011	$114,586	13,356	$13	$137,969	$—	$(31,610)	$5,838	$2,376

Discontinued Operations—During 2011, the Company sold its Brazilian segment. The Company has applied retrospective adjustments for the three months ended March 31, 2011 to reflect the effects of the discontinued operations that occurred during 2011. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. See Note 12, “Discontinued Operations,” for further information.

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

Goodwill impairment is tested at least annually (October 1 for the Company) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

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

Intangible assets subject to amortization consist of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, pursuant to which impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

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

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

is reflected in the condensed consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company would recognize a change in value of the CVRs as gain from contingent value rights valuation. See Note 10—“Fair Value of Financial Instruments and Derivatives.”

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, “Compensation—Stock Compensation,” income taxes and various tax contingencies.

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

Newly Adopted Accounting Principles

In May 2011, an update was issued to the Fair Value Measurement Topic ASC 820, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. It seeks to develop a single, converged fair value framework between the FASB and the International Financial Reporting Standards (“IFRS”) Board. On January 1, 2012, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In June 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-05, “Presentation of Comprehensive Income,” which provides guidance to all entities that report items of other comprehensive income, in any period presented. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 also contains a provision that requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, an update was issued to the Comprehensive Income Topic ASC 220, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred the requirement to present the reclassification adjustments out of other comprehensive income. On January 1, 2012, the Company adopted these updates, which did not have a material impact on the condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

In September 2011, an update was issued to the Intangibles—Goodwill and Other Topic ASC 350, ASU 2011-08, “Testing Goodwill for Impairment,” which provides guidance to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. On January 1, 2012, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

3. ACQUISITIONS

Arbinet Corporation Acquisition

On February 28, 2011, the Company completed its previously announced acquisition of Arbinet Corporation, a Delaware corporation (“Arbinet”). Arbinet is a provider of wholesale telecom exchange services to carriers, and the Company purchased Arbinet to supplement its existing International Carrier Services (“ICS”) operations. Pursuant to the terms of the Agreement and Plan of Merger dated as of November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010, by and among Primus, PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of Primus (“Merger Sub”), and Arbinet, Merger Sub merged with and into Arbinet with Arbinet surviving the merger as a wholly-owned subsidiary of Primus.

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

Estimates of fair value included in the financial statements, in conformity with ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates,

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, “Business Combinations” (“ASC 805”), the allocation of the consideration value was completed on February 28, 2012, the one year anniversary of the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$12,415
Marketable securities	4,044
Accounts receivable	16,205
Other current assets	884
Property and equipment (1)	17,336
Intercompany receivable	309
Goodwill (2)	20,585
Customer list (3)	900
Exchange license (3)	2,800
Other intangible assets (3)	700
Other assets	1,738

Total assets acquired	$77,916

Trade payables	$18,311
Accrued interconnection costs	105
Accrued liabilities	3,122
Other current liabilities	3,082
Current portion of long-term obligations	68
Long-term obligations	99
Other long-term liabilities	2,520

Total liabilities assumed	$27,307

Net assets acquired	$50,609

(1)	Property and equipment were measured primarily using an income approach. The fair value measurements of the assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Arbinet resources, assumed future revenue profiles, weighted average cost of capital of 13.0%, gross margin of 7.2% and assumptions on the timing and amount of future development and operating costs. The property and equipment additions were segmented as part of a new stand-alone reporting unit which will be aggregated with ICS when integration activities are substantially complete.
(2)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of a new stand-alone reporting unit which will be aggregated with ICS when integration activities are substantially complete. Goodwill is not amortized and is not deductible for tax purposes.
(3)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets are subject to amortization and the customer list and exchange license are being amortized over 15 years and 10 years, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

On February 28, 2011, the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 3—“Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as “Goodwill impairment” on the Company’s condensed consolidated statements of operations. Post acquisition, Arbinet was integrated into the Company’s ICS segment; see Note 11 “Operating Segment and Related Information.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$71,479	$71,902
Trade names	$76,900	$76,900

The changes in the carrying amount of goodwill and trade names by reporting unit for the three months ended March 31, 2012 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$37,146	$32,819	$1,937	$71,902
Effect of change in foreign currency exchange rates	—	805	52	857
Acquisition (disposition) of business	(1,280)	—	—	(1,280)

Balance as of March 31, 2012	$35,866	$33,624	$1,989	$71,479

Trade Names

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$76,900	$—	$—	$76,900
Effect of change in foreign currency exchange rates	—	—	—	—

Balance as of March 31, 2012	$76,900	$—	$—	$76,900

Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$3,500	$(877)	$2,623	$3,500	$(790)	$2,710
License	2,800	(303)	2,497	2,800	(233)	2,567
Customer relationships	108,718	(57,177)	51,541	106,199	(52,699)	53,500

Total	$115,018	$(58,357)	$56,661	$112,499	$(53,722)	$58,777

Amortization expense for trade names and customer relationships for the three months ended March 31, 2012 and 2011 was $3.4 million and $4.6 million, respectively.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2012, the years ending December 31, 2013, 2014, 2015, 2016, and thereafter to be approximately $11.9 million, $10.4 million, $7.3 million, $5.6 million, $4.4 million and $17.1 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Obligations under capital leases and other	$9,953	$11,696
13% Senior Secured Notes due 2016	2,403	2,403
10% Senior Secured Notes due 2017	235,231	235,231

Subtotal	$247,587	$249,330
Original issue discount on Senior Secured Notes	(1,512)	(1,568)

Subtotal	$246,075	$247,762
Less: Current portion of long-term obligations	(2,289)	(1,948)

Total long-term obligations	$243,786	$245,814

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of March 31, 2012:

Year Ending December 31,	Capital Leases and Other	10% Senior Secured Notes due 2017	13% Senior Secured Notes due 2016	Total
2012 (as of March 31, 2012)	$235	$23,523	$312	$24,070
2013	3,217	23,523	312	27,052
2014	3,021	23,523	312	26,856
2015	3,000	23,523	312	26,835
2016	3,000	23,523	2,716	29,239
Thereafter	—	242,092	—	242,092

Total minimum principal & interest payments	12,473	359,707	3,964	376,144
Less: Amount representing interest	(2,520)	(124,476)	(1,561)	(128,557)

Total long-term obligations	$9,953	$235,231	$2,403	$247,587

Exchange Offers

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding, Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of the Company’s obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

10% Senior Secured Notes due 2017

As of March 31, 2012, there was $235.2 million principal amount of the 10% Notes outstanding. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017. In December 2011, the Company repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

13% Senior Secured Notes due 2016

As of March 31, 2012, there was $2.4 million principal amount of the 13% Notes outstanding. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of March 31, 2012 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2012 (as of March 31, 2012)	$235	$5,853	$15,260
2013	3,217	3,946	17,019
2014	3,021	3,389	12,379
2015	3,000	41	9,985
2016	3,000	—	6,843
Thereafter	—	—	23,265

Total minimum principal & interest payments	12,473	13,229	84,751
Less: Amount representing interest	(2,520)	—	—

Total long-term obligations	$9,953	$13,229	$84,751

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $2.7 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.

The Company’s rent expense under operating leases was $4.1 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively.

Litigation

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or its subsidiaries or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, condensed consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, condensed consolidated financial position, results of operations or cash flow.

7. SHARE-BASED COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors of the Company administers the Management Compensation Plan. The Committee has broad authority to administer, construe and interpret the Management Compensation Plan; however, it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of the Company.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

No options were granted during the three months ended March 31, 2012 and 2011.

Total share-based compensation expense recognized by the Company in the three months ended March 31, 2012 and 2011 was $1.7 million and $1.1 million, respectively. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of the Company’s restricted stock units activity during the three months ended March 31, 2012 is as follows:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2011	651,394	$13.01
Granted	—	$—
Vested	(205,674)	$12.52
Forfeitures	—	$—

Unvested – March 31, 2012	445,720	$13.23

As of March 31, 2012, the Company had 0.4 million unvested RSUs outstanding with respect to $3.3 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.7 years. The number of unvested RSUs expected to vest is 0.4 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the three months ended March 31, 2012 is as follows:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2011	129,080	$11.34
Granted	—	$—
Exercised	—	$—
Forfeitures	—	$—

Outstanding – March 31, 2012	129,080	$11.34

Eligible for exercise	90,838	$11.49

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – March 31, 2012	$629,446	8.1
Options exercisable – March 31, 2012	434,048	7.7

As of March 31, 2012, the Company had approximately 38,000 unvested stock options and stock appreciation rights outstanding of which $0.1 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.2 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 35,000 shares, with a weighted average remaining life of 8.1 years, a weighted average exercise price of $11.34, and an intrinsic value of approximately $0.2 million.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2012, there are 13,814,807 shares of common stock outstanding.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

United States Federal	2002 – 2011
Australia	2002 – 2011
Canada	2004 – 2011
United Kingdom	2004 – 2011
Netherlands	2007 – 2011

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended March 31, 2012, penalties and interest were immaterial. As of March 31, 2012, the gross unrecognized tax benefit on the balance sheet was $84.7 million.

Pursuant to Section 382 of the Internal Revenue Code (“IRC Sec. 382”), the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million. The annual limitation under Section 382 of Arbinet’s pre-February 28, 2011, net operating losses is approximately $2.2 million.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $253.0 million and $235.4 million at March 31, 2012 and December 31, 2011, respectively. The aggregate carrying value of the Company’s debt was $236.1 million and $236.1 million at March 31, 2012 and December 31, 2011, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
		Fair Value as of March 31, 2012, using:
	March 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$23,386	—	23,386	—

Total	$23,386	—	23,386	—

	000000000000	000000000000	000000000000	000000000000
		Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$16,196	—	16,196	—

Total	$16,196	—	16,196	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model using the following assumptions: (1) expected life of 7.25 years; (2) risk-free rate of 1.66%; (3) expected volatility of 47.93%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $16.08. During the three months ended March 31, 2012 and 2011, $7.2 million and $4.4 million, respectively, of expense was recognized as a result of marking the CVRs to their fair value.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

11. OPERATING SEGMENT AND RELATED INFORMATION

The Company has four reportable geographic segments—United States, Canada, Asia-Pacific and Europe. The Company has five reportable operating segments based on management’s organization of the enterprise—United States, Canada, Australia, the ICS business from the United States and Europe, which is managed as a separate global segment, into which Arbinet is integrated, and Other. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the ICS business are indistinguishable from the respective geographic segments. Therefore, any reporting related to the ICS business for assets or other balance sheet items is impractical.

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Revenue by Geographic Region
United States	$43,297	$39,550
Canada	57,906	60,836
Asia-Pacific	70,158	71,926
Europe	63,331	44,640

Total	$234,692	$216,952

Net Revenue by Segment
United States	$10,096	$11,183
Canada	57,906	60,836
Australia	70,129	71,732
International Carrier Services	96,561	73,023
Other	—	178

Total	$234,692	$216,952

Provision for Doubtful Accounts Receivable
United States	$92	$486
Canada	335	813
Australia	656	697
International Carrier Services	261	166
Other	—	—

Total	$1,344	$2,162

Income (Loss) from Operations
United States	$847	$415
Canada	5,688	4,527
Australia	5,682	3,746
International Carrier Services	(2,438)	(16,577)
Other	—	(26)

Total From Operating Segments	9,779	(7,915)
Corporate	(6,834)	(4,747)

Total	$2,945	$(12,662)

Capital Expenditures
United States	$535	$232
Canada	4,605	2,589
Australia	2,379	3,079
International Carrier Services	592	276
Other	—	197

Total	$8,111	$6,373

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2012	December 31, 2011
Property and Equipment – Net
United States	$16,449	$17,139
Canada	56,469	54,674
Europe	2,889	3,074
Asia-Pacific	76,561	77,293
Other	—	—

Total	$152,368	$152,180

	March 31, 2012	December 31, 2011
Assets
United States	$136,076	$133,364
Canada	192,388	194,531
Europe	48,656	54,998
Asia-Pacific	160,260	160,931
Other	—	—

Total	$537,380	$543,824

The Company offers four main products—Retail voice, ICS, Data/Internet and Retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Retail voice	$83,539	$90,364
International carrier services	96,561	73,023
Data/Internet	46,574	45,687
Retail VoIP	8,018	7,878

Total	$234,692	$216,952

12. DISCONTINUED OPERATIONS

Discontinued Operations – year ended December 31, 2011

As discussed in Note 2, during the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from the sale of this segment during the fourth quarter of 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	$—	$6,789
Operating expenses	140	6,769

Income (loss) from operations	(140)	20
Interest expense	—	(15)
Interest income and other income (expense)	—	367
Foreign currency transaction gain (loss)	5	(10)

Income (loss) before income tax	(135)	362
Income tax (expense) benefit	(5)	—

Income (loss) from discontinued operations	$(140)	$362

13. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options, stock warrants and restricted stock units (RSUs), using the treasury stock method, as well as contingent value rights (CVRs).

The Company had no dilutive common share equivalents during the three months ended March 31, 2012, due to the results of operations being a net loss. For the three months ended March 31, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

The Company had no dilutive common share equivalents during the three months ended March 31, 2011, due to the results of operations being a net loss. For the three months ended March 31, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.7 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Income (loss) from continuing operations, net of tax	$(6,718)	$(19,617)
Income (loss) from discontinued operations, net of tax	(140)	362

Net income (loss) attributable to common stockholders-basic	$(6,858)	$(19,255)

Net income (loss) attributable to common stockholders-diluted	$(6,858)	$(19,255)

Weighted average common shares outstanding-basic	13,744	11,148

Weighted average common shares outstanding-diluted	13,744	11,148

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.49)	$(1.76)
Income (loss) from discontinued operations	(0.01)	0.03

Net income (loss) attributable to common stockholders	$(0.50)	$(1.73)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.49)	$(1.76)
Income (loss) from discontinued operations	(0.01)	0.03

Net income (loss) attributable to common stockholders	$(0.50)	$(1.73)

14. SUBSEQUENT EVENTS

Pending Divestiture of Primus Australia

On April 16, 2012, the Company announced that the Company and Primus Telecommunications International, Inc. (“PTII”), an indirect wholly owned subsidiary of the Company, have entered into a definitive Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”), with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company. Subject to the terms and conditions of the Purchase Agreement, PTII has agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII, for approximately $AUD 192.4 million (or approximately $US 200.0 million, assuming FX spot rate as of April 13, 2012 of $AUD/$US 1.0396). The purchase price is subject to a customary post-closing net working capital adjustment.

The transaction has been approved by the Company’s Board of Directors and the special committee of the Board of Directors previously established to explore and evaluate strategic alternatives to enhance shareholder value. The transaction does not require stockholder approval, but is subject to the satisfaction or waiver of customary closing conditions for a transaction of this nature. The transaction is not subject to any financing condition. The transaction is currently expected to close in the second quarter of 2012.

In connection with the closing of the transaction, $AUD 10 million (the “Retention Amount”) will be retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties is subject to a survival period of twelve months after the closing date and is limited to the Retention Amount. The Purchase Agreement contains customary warranties and covenants for a transaction of this nature. The Company has also provided M2 with a guarantee of the performance of PTII’s obligations under the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. You should review the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Pending Divestiture of Primus Australia

On April 16, 2012, the Company announced that the Company and Primus Telecommunications International, Inc. (“PTII”), an indirect wholly owned subsidiary of the Company, have entered into a definitive Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”), with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company. Subject to the terms and conditions of the Purchase Agreement, PTII has agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII, for approximately $AUD 192.4 million (or approximately $US 200.0 million, assuming FX spot rate as of April 13, 2012 of $AUD/$US 1.0396). The purchase price is subject to a customary post-closing net working capital adjustment.

The transaction has been approved by the Company’s Board of Directors and the special committee of the Board of Directors previously established to explore and evaluate strategic alternatives to enhance shareholder value. The transaction does not require stockholder approval, but is subject to the satisfaction or waiver of customary closing conditions for a transaction of this nature. The transaction is not subject to any financing condition. The transaction is currently expected to close in the second quarter of 2012.

In connection with the closing of the transaction, $AUD 10 million (the “Retention Amount”) will be retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties is subject to a survival period of twelve months after the closing date and is limited to the Retention Amount. The Purchase Agreement contains customary warranties and covenants for a transaction of this nature. The Company has also provided M2 with a guarantee of the performance of PTII’s obligations under the Purchase Agreement.

Foreign Currency

Foreign currency can have a major impact on our financial results. During the three months ended March 31, 2012, approximately 82% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”), USD/British pound sterling (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, the USD was stronger on average as compared to the CAD, GBP, and EUR but weaker as compared to the AUD. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2012 and 2011:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended March 31,
	2012	2011	Variance	Variance%
Canada	57,906	60,836	(2,930)	-4.8%
Australia	70,129	71,732	(1,603)	-2.2%
United Kingdom	63,331	44,640	18,691	41.9%
Europe (1) , (2)	—	18	(18)	-100.0%
Brazil (2)	—	6,771	(6,771)	-100.0%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended March 31,
	2012	2011	Variance	Variance%
Canada (in CAD)	58,010	59,990	(1,980)	-3.3%
Australia (in AUD)	66,453	71,340	(4,887)	-6.9%
United Kingdom (in GBP)	40,384	27,732	12,652	45.6%
Europe (1) , (2) (in EUR)	—	14	(14)	-100.0%
Brazil (2) (in BRL)	—	11,287	(11,287)	-100.0%

(1)	Europe includes only subsidiaries whose functional currency is the EUR.
(2)	Table includes revenues from discontinued operations which are subject to currency risk.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2011 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets, goodwill and other intangible assets, and accounting for income taxes.

No significant changes in our critical accounting policies have occurred since December 31, 2011.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission disclosure rules, the Company’s results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

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

Discontinued Operations

2011 Developments—During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for the three months ended March 31, 2011 to reflect the effects of the discontinued operations that occurred during 2011. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	$—	$6,789
Operating expenses	140	6,769

Income (loss) from operations	(140)	20
Interest expense	—	(15)
Interest income and other income (expense)	—	367
Foreign currency transaction gain (loss)	5	(10)

Income (loss) before income tax	(135)	362
Income tax (expense) benefit	(5)	—

Income (loss) from discontinued operations	$(140)	$362

Results of Operations

Results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Net revenue: Net revenue, exclusive of the currency effect, increased $16.5 million, or 7.6%, to $233.5 million for the three months ended March 31, 2012 from $217.0 million for the three months ended March 31, 2011. Inclusive of the currency effect which accounted for an increase of $1.2 million, net revenue increased $17.7 million to $234.7 million for the three months ended March 31, 2012 from $217.0 million for the three months ended March 31, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2012		March 31, 2011					March 31, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	58,825	25.2%	60,836	28.0%	(2,011)	-3.3%	(919)	57,906	24.7%
Australia	66,808	28.6%	71,732	33.0%	(4,924)	-6.9%	3,321	70,129	29.9%
International Carrier Services	97,786	41.9%	73,023	33.7%	24,763	33.9%	(1,225)	96,561	41.1%
United States	10,096	4.3%	11,183	5.2%	(1,087)	-9.7%	—	10,096	4.3%
Other	—	0.0%	178	0.1%	(178)	-100.0%	—	—	0.0%

Total Revenue	233,515	100.0%	216,952	100.0%	16,563	7.6%	1,177	234,692	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $2.0 million, or 3.3%, to $58.8 million for the three months ended March 31, 2012 from $60.8 million for the three months ended March 31, 2011. The net revenue decrease is primarily attributable to a decrease of $1.8 million in retail voice services, a decrease of $1.4 million in prepaid voice services, a decrease of $0.3 million in local services and a decrease of $0.2 million in wireless offset, in part, by an increase of $0.8 million in data and hosting services, an increase of $0.5 million in VoIP services, and an increase of $0.4 million in Internet services. Inclusive of the currency effect which accounted for a $0.9 million decrease, net revenue decreased $2.9 million to $57.9 million for the three months ended March 31, 2012 from $60.8 million for the three months ended March 31, 2011.

Australia: Australia net revenue, exclusive of the currency effect, decreased $4.9 million, or 6.9%, to $66.8 million for the three months ended March 31, 2012 from $71.7 million for the three months ended March 31, 2011. The net revenue decrease is primarily attributable to a decrease of $2.6 million in business voice services, a decrease of $2.3 million in residential voice, a decrease of $0.7 million in Internet services and a decrease of $0.5 million in DSL and other services offset, in part, by an increase of $0.7 million in wireless services and an increase of $0.5 million in prepaid services. Inclusive of the currency effect which accounted for a $3.3 million increase, net revenue decreased $1.6 million to $70.1 million for the three months ended March 31, 2012 from $71.7 million for the three months ended March 31, 2011.

International Carrier Services: International Carrier Services net revenue, exclusive of the currency effect, increased $24.8 million, or 33.9%, to $97.8 million for the three months ended March 31, 2012 from $73.0 million for the three months ended March 31, 2011. The net revenue increase is primarily attributable to the acquisition of Arbinet, which provided a net revenue increase of $28.4 million, and an increase of $2.8 million in U.S. carrier services offset, in part, by a decrease of $6.4 million in Europe carrier services. Inclusive of the currency effect which accounted for a $1.2 million decrease, net revenue increased $23.6 million to $96.6 million for the three months ended March 31, 2012, from $73.0 million for the three months ended March 31, 2011.

United States: United States net revenue decreased $1.1 million, or 9.7%, to $10.1 million for the three months ended March 31, 2012 from $11.2 million for the three months ended March 31, 2011. The decrease is primarily attributable to a decrease of $0.6 million in retail voice services (for residential and small businesses), a decrease of $0.4 million in VoIP services and a decrease of $0.1 million in Internet services.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $15.4 million to $162.2 million, or 69.5% of net revenue, for the three months ended March 31, 2012 from $146.8 million, or 67.7% of net revenue, for the three months ended March 31, 2011. Inclusive of the currency effect, which accounted for a $0.3 million increase, cost of revenue increased $15.7 million to $162.5 million for the three months ended March 31, 2012 from $146.8 million for the three months ended March 31, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2012		March 31, 2011					March 31, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	27,149	46.2%	29,029	47.7%	(1,880)	-6.5%	(427)	26,722	46.1%
Australia	37,560	56.2%	43,475	60.6%	(5,915)	-13.6%	1,870	39,430	56.2%
International Carrier Services	92,658	94.8%	69,304	94.9%	23,354	33.7%	(1,188)	91,470	94.7%
United States	4,874	48.3%	5,039	45.1%	(165)	-3.3%	—	4,874	48.3%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	162,241	69.5%	146,847	67.7%	15,394	10.5%	255	162,496	69.2%

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $1.9 million to $27.1 million, or 46.2% of net revenue, for the three months ended March 31, 2012 from $29.0 million, or 47.7% of net revenue, for the three months ended March 31, 2011. The decrease is primarily attributable to a decrease in net revenue of $2.0 million. Inclusive of the currency effect, which accounted for a $0.4 million decrease, cost of revenue decreased $2.3 million to $26.7 million for the three months ended March 31, 2012 from $29.0 million for the three months ended March 31, 2011.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $5.9 million to $37.6 million, or 56.2% of net revenue, for the three months ended March 31, 2012 from $43.5 million, or 60.6% of net revenue, for the three months ended March 31, 2011. The decrease is primarily attributable to a $4.9 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $1.8 million increase, cost of revenue decreased $4.1 million to $39.4 million for the three months ended March 31, 2012 from $43.5 million for the three months ended March 31, 2011.

International Carrier Services: International Carrier Services cost of revenue, exclusive of the currency effect, increased $23.4 million to $92.7 million, or 94.8% of net revenue, for the three months ended March 31, 2012 from $69.3 million, or 94.9% of net revenue, for the three months ended March 31, 2011. The increase is primarily attributable to the acquisition of Arbinet, which provided net revenue of $28.4 million offset, in part, by a net decrease of $3.6 million in U.S. and Europe carrier services revenue. Inclusive of the currency effect, which accounted for a $1.2 million decrease, cost of revenues increased $22.2 million to $91.5 million for the three months ended March 31, 2012 from $69.3 million for the three months ended March 31, 2011.

United States: United States cost of revenue decreased $0.2 million to $4.9 million, or 48.3% of net revenue, for the three months ended March 31, 2012 from $5.0 million, or 45.1% of net revenue, for the three months ended March 31, 2011. The decrease is attributable to a decrease in net revenue of $1.1 million.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, increased $0.2 million to $53.3 million, or 22.8% of net revenue, for the three months ended March 31, 2012 from $53.1 million, or 24.5% of net revenue, for the three months ended March 31, 2011. Inclusive of the currency effect, which accounted for a $0.6 million increase, selling, general and administrative expenses increased $0.8 million to $53.9 million for the three months ended March 31, 2012 from $53.1 million for the three months ended March 31, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2012		March 31, 2011					March 31, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	19,035	32.4%	19,579	32.2%	(544)	-2.8%	(296)	18,739	32.4%
Australia	18,433	27.6%	19,192	26.8%	(759)	-4.0%	910	19,343	27.6%
International Carrier Services	5,486	5.6%	4,824	6.6%	662	13.7%	(26)	5,460	5.7%
United States	3,536	35.0%	4,554	40.7%	(1,018)	-22.4%	—	3,536	35.0%
Other	—	0.0%	199	111.8%	(199)	-100.0%	—	—	0.0%
Corporate	6,790	0.0%	4,747	0.0%	2,043	43.0%	—	6,790	0.0%

Total SG&A	53,280	22.8%	53,095	24.5%	185	0.3%	588	53,868	23.0%

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $0.6 million to $19.0 million, or 32.4% of net revenue, for the three months ended March 31, 2012 from $19.6 million, or 32.2% of net revenue, for the three months ended March 31, 2011. The decrease is attributable to a decrease of $0.5 million in sales and marketing expenses, a decrease of $0.3 million in advertising expenses and a decrease of $0.3 million in professional fees offset, in part, by, an increase of $0.3 million in salaries and benefits and an increase of $0.2 million in occupancy expenses. Inclusive of the currency effect, which accounted for a $0.3 million decrease, selling, general and administrative expenses decreased $0.9 million to $18.7 million for the three months ended March 31, 2012 from $19.6 million for the three months ended March 31, 2011.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $0.8 million to $18.4 million, or 27.6% of net revenue, for the three months ended March 31, 2012 from $19.2 million, or 26.8% of net revenue, for the three months ended March 31, 2011. The decrease is attributable to a decrease of $0.8 million in advertising expenses, a decrease of $0.7 million in salaries and benefits and a decrease of $0.1 million in general and administrative expenses offset, in part, by, an increase of $0.4 million in sales and marketing expenses and an increase of $0.4 million in professional fees. Inclusive of the currency effect, which accounted for a $0.9 million increase, selling, general and administrative expense increased $0.1 million to $19.3 million for the three months ended March 31, 2012 from $19.2 million for the three months ended March 31, 2011.

International Carrier Services: International Carrier Services selling, general and administrative expense increased $0.7 million to $5.5 million, or 5.6% of net revenue, for the three months ended March 31, 2012 from $4.8 million, or 6.6% of net revenue, for the three months ended March 31, 2011. The increase is attributable to an increase of $0.4 million in occupancy expense, an increase of $0.2 million in general and administrative expenses and an increase of $0.1 million in travel and entertainment expense. Inclusive of the currency effect, which accounted for a minimal change, selling, general and administrative expense increased $0.7 million to $5.5 million for the three months ended March 31, 2012 from $4.8 million for the three months ended March 31, 2011.

United States: United States selling, general and administrative expense decreased $1.0 million to $3.5 million, or 35.0% of net revenue, for the three months ended March 31, 2012 from $4.5 million, or 40.7% of net revenue, for the three months ended March 31, 2011. The decrease is attributable to a decrease of $0.5 million in general and administrative expenses, a decrease of $0.4 million in salaries and benefits, a decrease of $0.3 million in advertising expenses and a decrease of $0.1 million in travel and entertainment offset, in part, by an increase of $0.2 million in occupancy expense and an increase of $0.1 million in professional fees.

Corporate: Corporate selling, general and administrative expense increased $2.0 million to $6.8 million for the three months ended March 31, 2012 from $4.8 million for the three months ended March 31, 2011. The increase is attributable to an increase of $1.2 million in salaries and benefits, an increase of $0.7 million in professional fees and an increase of $0.5 million in general and administrative expenses offset, in part, by a decrease of $0.4 million in occupancy expense.

Gain (loss) on sale or disposal of assets: Gain on sale or disposal of assets increased $0.8 million to $0.9 million for the three months ended March 31, 2012 from $0.1 million for the three months ended March 31, 2011.

Goodwill impairment expense: The Company expensed $14.7 million of goodwill in the first quarter of 2011 due to the acquisition price of Arbinet Corporation. See Note 3—“Acquisitions” and Note 4—“Goodwill and Other Intangible Assets” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $1.5 million to $7.2 million for the three months ended March 31, 2012 from $8.7 million for the three months ended March 31, 2011. The decrease was due to exchanging the prior higher rate debt for the 10% Senior Secured Notes.

Gain (loss) from contingent value rights valuation: The loss from the change in fair value of the contingent value rights increased $2.8 million to $7.2 million for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value (and in future periods will be marked to fair value) at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value. The change in fair value of the liability is reflected in our condensed consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $0.7 million to $4.7 million for the three months ended March 31, 2012 from $4.0 million for the three months ended March 31, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit (expense) is a ($0.1) million expense for the three months ended March 31, 2012 compared to a $0.8 million benefit for the three months ended March 31, 2011. The expense includes expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest, partially offset by a benefit from the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Pending Divestiture of Primus Australia. As summarized above, on April 16, 2012, the Company announced that the Company and PTI entered into the Purchase Agreement with M2, pursuant to which, and subject to the terms and conditions of which, PTI has agreed to sell to M2 100% of the outstanding equity of Primus Australia for a purchase price of approximately $AUD 192.4 million (or approximately $US 200.0 million, assuming FX spot rate as of April 13, 2012 of $AUD/$US 1.0396). The purchase price is subject to a customary post-closing net working capital adjustment. The transaction is currently expected to close in the second quarter of 2012.

If the divestiture is consummated, our 10% Notes Indenture generally permits us to use the proceeds from the transaction to discharge indebtedness or reinvest in our business. Proceeds not used to reinvest in our business within 365 days of the closing may be used to conduct a tender offer for the 10% Notes on the terms and conditions contemplated by the 10% Notes Indenture. The offer price would be equal to 100% of the principal amount of the 10% Notes plus accrued and unpaid interest. Following any such tender offer, any remaining funds would become available for general corporate purposes.

Our Board of Directors has until 365 days after the closing to make specific determinations regarding the use of proceeds. We expect to make further announcements regarding the use of proceeds as our Board makes those determinations.

In connection with the pending divestiture of Primus Australia, the Company entered into a cash flow hedging agreement to mitigate the movements in the Australia dollar versus the U.S. dollar between the announcement date of the sale to the closing date of the sale.

Exchange Offers. On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding, Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the guarantors of the 10% Notes, including the Company (“Guarantors”), including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Company that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Company that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

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

Under the 10% Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the 10% Notes, in the future that is subject to security interests in the same collateral as the 10% Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the 10% Notes) equal to 2.25 times condensed consolidated EBITDA of the Company for the prior four fiscal quarters.

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment, including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations and income taxes. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $18.0 million for the three months ended March 31, 2012 as compared to net cash provided by operating activities of $16.0 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, net income, net of non-cash operating activity, provided $15.3 million of cash. In addition, cash was increased by a decrease in accounts receivable of $10.2 million and an increase in accrued interest of $5.2 million. This increase was partially offset by a decrease in accounts payable of $4.7 million; a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $4.5 million; and a decrease in accrued income taxes of $3.0 million.

Net cash used in investing activities was $9.5 million for the three months ended March 31, 2012 compared to $7.5 million provided by investing activities for the three months ended March 31, 2011. Net cash used in investing activities during the three months ended March 31, 2012 included $8.1 million of capital expenditures and $1.3 million used in the acquisition of businesses and $0.1 million from the increase in restricted cash.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2012 compared to $34 thousand for the three months ended March 31, 2011. During the three months ended March 31, 2012, $1.8 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations, $2.0 million was used to pay fees related to the Exchange Offers and Consent Solicitation and $0.1 million was used to satisfy the tax obligations for shares issued under share-based compensation arrangements.

Short- and Long-Term Liquidity Considerations and Risks

As of March 31, 2012, we had $46.2 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of March 31, 2012, we have $13.2 million in future minimum purchase obligations, $84.8 million in future operating lease payments and $247.6 million of indebtedness.

Contractual Obligations

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2012:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	Purchase Obligations	Operating Leases	Total
2012 (as of March 31, 2012)	$235	$312	$23,523	$5,853	$15,260	$45,183
2013	3,217	312	23,523	3,946	17,019	48,017
2014	3,021	312	23,523	3,389	12,379	42,624
2015	3,000	312	23,523	41	9,985	36,861
2016	3,000	2,716	23,523	—	6,843	36,082
Thereafter	—	—	242,092	—	23,265	265,357

Total minimum principal & interest payments	12,473	3,964	359,707	13,229	84,751	474,124
Less: Amount representing interest	(2,520)	(1,561)	(124,476)	—	—	(128,557)

Total long-term obligations	$9,953	$2,403	$235,231	$13,229	$84,751	$345,567

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

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance or results, as well as creation of shareholder value, although they are based on our current plans or assessments which are believed to be reasonable as of the date hereof.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•

uncertainties from our announcement of our exploration and evaluation of strategic alternatives that may enhance shareholder value or our ability to complete any transactions arising out of that evaluation, including the pending divestiture of Primus Australia;

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

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. During the three months ended March 31, 2012, approximately 82% of our net revenue is derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”), USD/British pound sterling (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We historically have not engaged in hedging transactions. However, in connection with the pending divestiture of Primus Australia described above, we entered into a cash flow hedging agreement to mitigate the movements in the Australia dollar versus the U.S. dollar between the announcement date of the sale to the closing date of the sale.

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

In the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, the USD was stronger on average as compared to the CAD, GBP, and EUR but weaker as compared to the AUD. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP, and EUR increased (decreased) (3.3%), (6.9%), 45.6%, and (100.0%), respectively, in their local currencies compared to the three months ended March 31, 2011, and increased (decreased) (4.8%), (2.2%), 41.9%, and (100.0%), in USD, respectively.

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

Changes in Internal Control.

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Failure to consummate the pending divestiture of Primus Australia could negatively impact our stock price, business and financial results.

As described above, on April 16, 2012, we announced that the Company and PTII entered into the Purchase Agreement with M2, pursuant to which, and subject to the terms and conditions of which, PTII has agreed to sell to M2 100% of the outstanding equity of Primus Australia for a purchase price of approximately $AUD 192.4 million (or approximately $US 200.0 million, assuming FX spot rate as of April 13, 2012 of $AUD/$US 1.0396). The purchase price is subject to a customary post-closing net working capital adjustment. The transaction does not require stockholder approval, but is subject to the satisfaction or waiver of customary closing conditions for a transaction of this nature. The transaction is not subject to any financing condition.

The announcement of the proposed transaction, whether or not consummated, may result in the loss of key personnel and may disrupt our sales and marketing or other key business activities in Australia, which may have an impact on our financial performance. Until the proposed transaction is consummated, there may be continuing uncertainty for our employees, customers, suppliers and other business partners in Australia, which could negatively impact our business and financial results. We cannot predict whether the closing conditions for the proposed transaction will be satisfied. As a result, we cannot assure you that the proposed transaction will be completed. If the closing conditions for the proposed transaction are not satisfied or waived pursuant to the Purchase Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Upon vesting of restricted stock awarded by the Company to employees, the Company withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended March 31, 2012.

On August 8, 2011, the Company’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the three months ended March 31, 2012, the Company did not purchase shares of common stock in connection with our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or programs (in millions)

Shares purchased in satisfaction of tax withholding obligations

January 1, 2012 to January 31, 2012	—	$—	—	$—
February 1, 2012 to February 29, 2012	—	$—	—	$—
March 1, 2012 to March 31, 2012	52,057	$16.11	—	$—

Total	52,057	$16.11	—	$—

Shares purchased under a stock repurchase program

January 1, 2012 to January 31, 2012	—	$—	—	$14.6
February 1, 2012 to February 29, 2012	—	$—	—	$14.6
March 1, 2012 to March 31, 2012	—	$—	—	$14.6

Total	—	$—	—	$14.6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits (see Exhibit Index following signatures page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 10, 2012	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz Chief Financial Officer and Senior Vice President, Information Technology (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.