Form 10-Q
period 2012-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2012-08-09
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2012
Common Stock, $0.001 par value	13,885,448

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NET REVENUE	$65,388	$74,995	$133,390	$147,192
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	32,290	37,230	65,795	72,863
Selling, general and administrative	27,999	29,338	55,155	56,852
Depreciation and amortization	7,830	9,392	15,427	18,274
(Gain) loss on sale or disposal of assets	—	(1)	43	(2)

Total operating expenses	68,119	75,959	136,420	147,987

INCOME (LOSS) FROM OPERATIONS	(2,731)	(964)	(3,030)	(795)
INTEREST EXPENSE	(6,894)	(7,862)	(13,773)	(16,478)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(58)	(53)	(115)	(103)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	2,039	96	(5,151)	(4,288)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	142	(104)	146	(406)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,552)	(214)	399	2,572

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,054)	(9,101)	(21,524)	(19,498)
INCOME TAX BENEFIT (EXPENSE)	(408)	16	698	591

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,462)	(9,085)	(20,826)	(18,907)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(20,162)	2,833	(15,550)	(7,967)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	98,666	—	98,666	—

NET INCOME (LOSS)	69,042	(6,252)	62,290	(26,874)
Less: Net (income) loss attributable to the noncontrolling interest	(183)	(90)	(289)	1,277

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$68,859	$(6,342)	$62,001	$(25,597)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.70)	$(0.69)	$(1.53)	$(1.44)
Income (loss) from discontinued operations	$(1.46)	$0.21	$(1.13)	$(0.65)
Gain (loss) from sale of discontinued operations	$7.13	$—	$7.15	$—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$4.97	$(0.48)	$4.49	$(2.09)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.70)	$(0.69)	$(1.53)	$(1.44)
Income (loss) from discontinued operations	$(1.46)	$0.21	$(1.13)	$(0.65)
Gain (loss) from sale of discontinued operations	$7.13	$—	$7.15	$—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$4.97	$(0.48)	$4.49	$(2.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,839	13,385	13,791	12,273

Diluted	13,839	13,385	13,791	12,273

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(9,645)	$(9,175)	$(21,115)	$(17,630)
Income (loss) from discontinued operations, net of tax	(20,162)	2,833	(15,550)	(7,967)
Gain (loss) from sale of discontinued operations, net of tax	98,666	—	98,666	—

Net income (loss)	$68,859	$(6,342)	$62,001	$(25,597)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,728	$41,052
Accounts receivable (net of allowance for doubtful accounts receivable of $1,957 and $7,552 at June 30, 2012 and December 31, 2011, respectively)	18,944	81,609
Prepaid expenses and other current assets	14,081	15,539
Current assets held for sale	48,002	—

Total current assets	290,755	138,200
RESTRICTED CASH	822	11,891
PROPERTY AND EQUIPMENT—Net	60,525	152,180
GOODWILL	62,632	71,902
OTHER INTANGIBLE ASSETS—Net	76,999	135,677
OTHER ASSETS	28,632	33,974

TOTAL ASSETS	$520,365	$543,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,669	$46,627
Accrued interconnection costs	2,014	24,103
Deferred revenue	9,288	12,258
Accrued expenses and other current liabilities	35,359	44,384
Accrued income taxes	7,309	10,617
Accrued interest	5,036	5,889
Current portion of long-term obligations	50	1,948
Current liabilities held for sale	33,954	—

Total current liabilities	103,679	145,826
LONG-TERM OBLIGATIONS	236,195	245,814
DEFERRED TAX LIABILITY	15,561	31,311
CONTINGENT VALUE RIGHTS	21,347	16,196
OTHER LIABILITIES	519	2,971

Total liabilities	377,301	442,118
COMMITMENTS AND CONTINGENCIES (See Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 13,917,036 and 13,772,646 shares issued and 13,885,410 and 13,741,020 shares outstanding at June 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	131,179	142,796
Retained earnings (accumulated deficit)	10,916	(51,085)
Treasury stock, at cost—31,626 and 31,626 shares at June 30, 2012 and December 31, 2011, respectively	(378)	(378)
Accumulated other comprehensive income (loss)	(6,856)	2,416

Total stockholders’ equity before noncontrolling interest	134,875	93,763

Noncontrolling interest	8,189	7,943

Total stockholders’ equity	143,064	101,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$520,365	$543,824

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	For the Six Months Ended June 30, 2012
	Primus Telecommunications Group, Incorporated Shareholders
		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943
Share-based compensation expense	4,057	—	—	4,057	—	—	—	—
Proceeds from sale of common stock, net	53	144	—	53	—	—	—	—

Shares withheld to satisfy tax withholdings	(1,528)	—	—	(1,528)	—	—	—	—
Dividends declared	(14,199)	—	—	(14,199)	—	—	—	—
Comprehensive income (loss):
Net income (loss)	62,290	—	—	—	—	62,001	—	289

Foreign currency translation adjustment	(9,315)	—	—	—	—	—	(9,272)	(43)

Comprehensive income (loss)	52,975	—	—	—	—	—	—	—

Balance as of June 30, 2012	$143,064	13,885	$14	$131,179	$(378)	$10,916	$(6,856)	$8,189

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,290	$(26,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	2,503	4,436
Share-based compensation expense	4,057	3,354
Depreciation and amortization	27,645	32,219
(Gain) loss on sale or disposal of assets	(97,802)	34
Impairment of goodwill and long-lived assets	10,298	14,679
Accretion (amortization) of debt premium/discount, net	115	103
Change in fair value of Contingent Value Rights	5,151	4,288
Deferred income taxes	4,047	1,299
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(3,042)	(6,458)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	13,339	(8,615)
(Increase) decrease in prepaid expenses and other current assets	3,757	2,841
(Increase) decrease in other assets	2,977	(2,323)
Increase (decrease) in accounts payable	(10,539)	6,900
Increase (decrease) in accrued interconnection costs	(4,278)	(4,756)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(2,798)	(5,288)
Increase (decrease) in accrued income taxes	(991)	(336)
Increase (decrease) in accrued interest	(550)	(511)

Net cash provided by operating activities	16,179	14,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,727)	(13,880)
Cash from disposition of business, net of cash disposed	177,721	—
Cash used for business acquisitions, net of cash acquired	(1,333)	9,599
Sales of marketable securities	—	4,087
Increase in restricted cash	(85)	(123)

Net cash (used in) provided by investing activities	157,576	(317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,650)	(24,462)
Payment of fees on restructuring of debt	(1,977)	—
Proceeds from sale of common stock, net	53	1,168
Payment to noncontrolling interest	—	(1,205)
Taxes paid in lieu of shares issued for share-based compensation	(1,454)	—

Net cash used in financing activities	(5,028)	(24,499)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(234)

NET CHANGE IN CASH AND CASH EQUIVALENTS	168,676	(10,058)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,052	41,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,728	$31,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,033	$17,008
Cash paid for taxes	$2,306	$431
Non-cash investing and financing activities:
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$—	$2,507
Business acquisition purchased with Company common stock	$—	$50,609

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NET INCOME (LOSS)	$69,042	$(6,252)	$62,290	$(26,874)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(10,505)	(1,057)	(9,315)	129

COMPREHENSIVE INCOME (LOSS)	58,537	(7,309)	52,975	(26,745)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	56	(102)	(246)	1,166

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$58,593	$(7,411)	$52,729	$(25,579)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“Primus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Discontinued Operations—During 2011, the Company sold its Brazilian segment. In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its International Carrier Services (“ICS”) business unit.

The Company has applied retrospective adjustments for the three and six months ended June 30, 2011 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally the assets and liabilities of ICS have been classified as held-for-sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of June 30, 2012. See Note 12— “Discontinued Operations,” for further information regarding these transactions.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Derivative Instruments—Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of the Company’s common stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009. As a result of the special cash dividend discussed in Note 8—“Stockholders’ Equity (Deficit),” effective July 2, 2012, the maximum aggregate number of CVR Shares issuable with respect to the CVRs was adjusted upward from 2,665,000 shares to 2,835,225 shares while the price per share was adjusted downward from $35.95 to $33.79.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations. In addition, certain amounts in selling, general and administrative expense related to our Data Center operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 11—“Operating Segment and Related Information” to the notes to our condensed consolidated financial statements included elsewhere in this report.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

3. ACQUISITIONS

Arbinet Corporation Acquisition

On February 28, 2011, the Company completed its acquisition of Arbinet Corporation, a Delaware corporation (“Arbinet”). Arbinet is a provider of wholesale telecom exchange services to carriers, and the Company purchased Arbinet to supplement its existing ICS operations. Pursuant to the terms of the Agreement and Plan of Merger dated as of November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010, by and among Primus, PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of Primus (“Merger Sub”), and Arbinet, Merger Sub merged with and into Arbinet with Arbinet surviving the merger as a wholly-owned subsidiary of Primus.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

On February 28, 2011, the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 3—“Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as “Goodwill impairment” on the Company’s condensed consolidated statements of operations. Post acquisition, Arbinet was integrated into the Company’s ICS segment.

In conjunction with the decision to discontinue ICS (Note 12—“Discontinued Operations), the Company initiated an impairment assessment analysis of ICS resulting in the full impairment of the goodwill and intangible assets assigned to ICS of $10.3 million at June 30, 2012. Subsequent to the impairment analysis and resulting impairment charge, the Company determined the adjusted carrying value of its assets and liabilities classified as held-for-sale approximated the fair value less costs to sell. The following assets were impaired to a value of zero: goodwill of $5.9 million; license of $2.4 million; customer relationships of $1.3 million and trademark of $0.7 million. As the impairment charge is related to ICS, it is classified within discontinued operations in the condensed consolidated statement of operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

In conjunction with the sale of the Australian segment in the second quarter of 2012, the Company also assigned the trademarks owned by the Australian segment to M2 Telecommunications Group Ltd. Pursuant to the trademark assignment deed, entered into as part of the transaction, the assignee is restricted from using the specified trademarks in any jurisdiction outside of Australia and New Zealand where the Company continues to hold existing rights. The value of the assigned trademarks was $39.2 million, less a deferred tax liability of $15.2 million.

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$62,632	$71,902
Trade names	$37,000	$76,900

The changes in the carrying amount of goodwill and trade names by reporting unit for the six months ended June 30, 2012 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$37,146	$32,819	$1,937	$71,902
Effect of change in foreign currency exchange rates	—	(147)	(4)	(151)
Acquisition (disposition) of business	(1,280)	—	(1,933)	(3,213)
Accumulated impairment loss	(5,906)	—	—	(5,906)

Balance as of June 30, 2012	$29,960	$32,672	$—	$62,632

Trade Names

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$76,900	$—	$—	$76,900
Effect of change in foreign currency exchange rates	—	—	—	—
Acquisition (disposition) of business	(39,200)	—	—	(39,200)
Accumulated impairment loss	(700)	—	—	(700)

Balance as of June 30, 2012	$37,000	$—	$—	$37,000

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$3,500	$(965)	$2,535	$3,500	$(790)	$2,710
Licenses	—	—	—	2,800	(233)	2,567
Customer relationships	90,747	(53,283)	37,464	106,199	(52,699)	53,500

Total	$94,247	$(54,248)	$39,999	$112,499	$(53,722)	$58,777

Amortization expense for trade names, licenses, and customer relationships for the three and six months ended June 30, 2012 was $2.8 million and $5.6 million, respectively, compared to $4.3 million and $8.3 million, respectively, for the three and six months ended June 30, 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The Company expects amortization expense for trade names, licenses, and customer relationships for the remainder of 2012, the years ending December 31, 2013, 2014, 2015, 2016, and thereafter to be approximately $5.6 million, $8.0 million, $5.9 million, $4.4 million, $3.5 million and $12.6 million, respectively.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Obligations under capital leases and other	$99	$11,696
13% Senior Secured Notes due 2016	2,403	2,403
10% Senior Secured Notes due 2017	235,231	235,231

Subtotal	$237,733	$249,330
Original issue discount on Senior Secured Notes	(1,453)	(1,568)

Subtotal	$236,280	$247,762
Less: Current portion of long-term obligations	(85)	(1,948)

Total long-term obligations	$236,195	$245,814

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of June 30, 2012:

Year Ending December 31,	Capital Leases and Other	10% Senior Secured Notes due 2017	13% Senior Secured Notes due 2016	Total
2012 (as of June 30, 2012)	$65	$11,762	$156	$11,983
2013	37	23,523	312	23,872
2014	—	23,523	312	23,835
2015	—	23,523	312	23,835
2016	—	23,523	2,716	26,239
Thereafter	—	242,092	—	242,092

Total minimum principal & interest payments	102	347,946	3,808	351,856
Less: Amount representing interest	(3)	(112,715)	(1,405)	(114,123)

Total long-term obligations	$99	$235,231	$2,403	$237,733

Asset Sale Tender Offer for 10% Senior Secured Notes due 2017

On June 20, 2012, Primus Telecommunications Holding, Inc. (“Holding”) commenced an offer to purchase (the “Offer to Purchase”) up to $183,300,000 aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) at a purchase price in cash equal to 100% of the principal amount of 10% Notes validly tendered (and not validly withdrawn) and accepted in the Offer to Purchase, plus accrued and unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase expired on July 19, 2012. No Notes were tendered pursuant to the Offer to Purchase.

The Offer to Purchase was required by the indenture governing the 10% Notes (“10% Notes Indenture”) as a result of the sale of the Company’s Australia segment and the receipt of proceeds. Pursuant to the 10% Notes Indenture, Holding was required to make an offer to purchase (the “Offer to Purchase”) 10% Notes using the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Excess Proceeds (as defined in the 10% Notes Indenture) from this transaction, which constituted an “Asset Sale” under the 10% Notes Indenture. The Company determined that the Excess Proceeds from this transaction equaled $183.3 million (after taking into account the Retention Amount and costs and expenses related to the transaction) (the “Offer Amount”).

Exchange Offers

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Holding and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Notes. An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of the Company’s obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

10% Senior Secured Notes due 2017

As of June 30, 2012, there was $235.2 million aggregate principal amount of the 10% Notes outstanding. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017. In December 2011, the Company repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value.

13% Senior Secured Notes due 2016

As of June 30, 2012, there was $2.4 million aggregate principal amount of the 13% Notes outstanding. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of June 30, 2012 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2012 (as of June 30, 2012)	$65	$3,180	$6,789
2013	37	4,121	11,911
2014	—	3,486	8,901
2015	—	41	7,079
2016	—	—	5,748
Thereafter	—	—	18,747

Total minimum principal & interest payments	102	10,828	59,175
Less: Amount representing interest	(3)	—	—

Total long-term obligations	$99	$10,828	$59,175

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $4.7 million and $16.0 million for the six months ended June 30, 2012 and 2011, respectively.

The Company’s rent expense under operating leases was $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2011, respectively.

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

7. SHARE-BASED COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors of the Company administers the Company’s Management Compensation Plan, as amended (the “Management Compensation Plan”). The Committee has broad authority to administer, construe and interpret the Management Compensation Plan; however, except in connection with certain Corporate Transactions (as defined in the Management Compensation Plan), it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of the Company.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

40 thousand options were granted during the six months ended June 30, 2012, while 2.5 thousand options were granted during the six months ended June 30, 2011.

Total share-based compensation expense recognized by the Company in the three months ended June 30, 2012 and 2011 was $2.4 million and $2.3 million, respectively, and compared to $4.1 million and $3.4 million, respectively, for the six months ended June 30, 2012 and 2011. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of the Company’s restricted stock units activity during the six months ended June 30, 2012 is as follows:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2011	651,394	$13.01
Granted	30,000	$17.23
Vested	(313,179)	$13.45
Forfeitures	(55,085)	$15.17

Unvested—June 30, 2012	313,130	$12.59

As of June 30, 2012, the Company had 0.3 million unvested RSUs outstanding with respect to $2.4 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.5 years. The number of unvested RSUs expected to vest is 0.3 million.

On June 27, 2012, the Board of Directors of the Company accelerated the vesting of 41,333 RSUs awarded to certain employees. This modification of the terms of the instruments did not result in a significant change of fair value before and after the modification date.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the six months ended June 30, 2012 is as follows:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2011	129,080	$11.34
Granted	40,000	$17.03
Exercised	(4,432)	$12.19
Forfeitures	1,878	$6.44

Outstanding—June 30, 2012	166,526	$12.63

Eligible for exercise	102,789	$12.11

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—June 30, 2012	$555,089	8.1
Options exercisable—June 30, 2012	382,190	7.3

As of June 30, 2012, the Company had approximately 64,000 unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.6 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 58,000 shares, with a weighted average remaining life of 8.0 years, a weighted average exercise price of $12.54, and an intrinsic value of approximately $0.2 million.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2012, there are 13,885,410 shares of common stock outstanding.

Board Declares Special Dividend of $1.00 per Share

On June 20, 2012, the Company’s Board of Directors declared a special cash dividend (“Dividend”) of $1.00 per share with respect to the Company’s issued and outstanding common stock. The Dividend of $13.9 million in the aggregate was paid on July 16, 2012 to holders of record of Company common stock as of July 2, 2012 and is presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2012. In addition, with respect to unvested RSUs and restricted stock, the Company will pay a dividend equivalent of $1.00 per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock upon vesting. With respect to certain outstanding options, the Company will reduce the exercise price and increase the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of awards as a result of the dividend.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

In addition to the mandatory anti-dilution adjustments to the CVR Shares issuable with respect to the CVRs and their price per share discussed in Note 2—“Summary of Significant Accounting Policies—Derivative Instruments,” the Company holds warrants for which the exercise prices and number of shares were adjusted as a result of the special cash dividend. The maximum aggregate number of Class A-1 warrants entitled for purchase was adjusted upward from 1,000,000 shares to 1,063,875 shares while the exercise price was adjusted downward from $12.22 to $11.49; the maximum aggregate number of Class A-2 warrants entitled for purchase was adjusted upward from 1,000,000 shares to 1,063,875 shares while the exercise price was adjusted downward from $16.53 to $15.54; the maximum aggregate number of Class A-3 warrants entitled for purchase was adjusted upward from 1,000,000 shares to 1,063,875 shares while the exercise price was adjusted downward from $20.50 to $19.27; and the maximum aggregate number of Class B warrants entitled for purchase was adjusted upward from 1,500,000 shares to 1,595,812 shares while the exercise price was adjusted downward from $26.01 to $24.45. Due to the mandatory anti-dilution provision of the original terms of the CVRs and warrants, the modification of the terms of the instruments did not result in a significant change of fair value before and after the modification date.

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

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

United States Federal	2002—2011
Canada	2004—2011
United Kingdom	2004—2011
Netherlands	2007—2011

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and six months ended June 30, 2012, penalties and interest were immaterial. As of June 30, 2012, the gross unrecognized tax benefit on the balance sheet was $76.5 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Pursuant to Section 382 of the Internal Revenue Code (“IRC Sec. 382”), the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the SEC. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million. The annual limitation under Section 382 of Arbinet’s pre-February 28, 2011, net operating losses is approximately $2.2 million.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $257.7 million and $235.4 million at June 30, 2012 and December 31, 2011, respectively. The aggregate carrying value of the Company’s debt was $236.2 million and $236.1 million at June 30, 2012 and December 31, 2011, respectively.

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	Fair Value as of June 30, 2012, using:
	June 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$21,347	—	21,347	—

Total	$21,347	—	21,347	—

	Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$16,196	—	16,196	—

Total	$16,196	—	16,196	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model using the following assumptions: (1) expected life of 7 years; (2) risk-free rate of 1.11%; (3) expected volatility of 47.97%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $15.57. During the three months ended June 30, 2012 and 2011, ($2.0) million and ($0.1) million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value, and $5.2 million and $4.3 million, respectively, of (income) expense during the six months ended June 30, 2012 and 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

11. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two reportable geographic segments—United States and Canada. The Company has three reportable operating segments based on management’s organization of the enterprise—Data Center, North America Telecom, and Other. As a result of the sale of its Australian segment and the classification of its ICS business unit as held-for-sale, the Company re-organized its remaining operating segments to better reflect its continuing operations. The Data Center (“DC”) segment contains the pure data center operations in Canada, while North America Telecom (“NAT”) combines the retail telecom businesses in the United States and Canada. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the DC and NAT segments are indistinguishable from the respective geographic segments. Therefore, any reporting related to the DC and NAT segments for assets or other balance sheet items is impractical.

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Revenue by Geographic Region
United States	$9,493	$10,934	$19,589	$22,296
Canada	55,895	64,061	113,801	124,896

Total	$65,388	$74,995	$133,390	$147,192

Net Revenue by Segment
Data Center	$7,970	$7,586	$16,167	$15,031
North America Telecom	57,418	67,211	117,223	131,784
Other	—	198	—	377

Total	$65,388	$74,995	$133,390	$147,192

Provision for Doubtful Accounts Receivable
Data Center	17	123	24	200
North America Telecom	531	992	951	2,215
Other	—	—	—	—

Total	$548	$1,115	$975	$2,415

Income (Loss) from Operations
Data Center	$799	$742	$2,130	$1,632
North America Telecom	4,704	4,359	9,907	8,411
Other	—	(180)	—	(206)

Total From Operating Segments	5,503	4,921	12,037	9,837
Corporate	(8,234)	(5,885)	(15,067)	(10,632)

Total	$(2,731)	$(964)	$(3,030)	$(795)

Capital Expenditures
Data Center	$4,896	$1,886	$7,264	$3,424
North America Telecom	2,045	889	4,694	2,081
Other (1)	3,601	4,492	6,573	8,044

Total From Operating Segments	10,542	7,267	18,531	13,549
Corporate	74	240	196	331

Total	$10,616	$7,507	$18,727	$13,880

(1)	“Other” includes capital expenditures related to discontinued operations

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2012	December 31, 2011
Property and Equipment—Net
United States	$3,663	$3,643
Canada	56,862	54,674
Other (1)	—	93,863

Total	$60,525	$152,180

	June 30, 2012	December 31, 2011
Assets
United States	$295,182	$122,170
Canada	175,066	194,531
Other (1)	50,117	227,123

Total	$520,365	$543,824

(1)	“Other” includes property and equipment—net and assets of discontinued operations.

The Company offers three main products—Retail Voice, Data/Internet, and Retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Retail Voice	$40,003	$49,993	$77,340	$90,959
Data/Internet	17,648	17,291	35,329	34,204
Retail VoIP	7,737	7,711	20,721	22,029

Total	$65,388	$74,995	$133,390	$147,192

12. DISCONTINUED OPERATIONS

Discontinued Operations—quarter ended June 30, 2012

On May 31, 2012, the Company completed the previously announced sale of 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), an indirect wholly owned subsidiary of the Company, to M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, for $195.7 million. The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential indemnification claims asserted by M2 for breaches of the Company’s warranties in the purchase agreement. The purchase price is also subject to a customary post-closing working capital adjustment.

On June 28, 2012, the Board of Directors committed to dispose of and is actively soliciting a sale or other disposition of the Company’s ICS business unit and as a result has classified ICS as a discontinued operation for the second quarter of 2012.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Discontinued Operations—year ended December 31, 2011

During the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from the sale of this segment during the fourth quarter of 2011.

As a result of these events, the Company’s condensed consolidated financial statements for all periods presented reflect the Brazilian, Australian and ICS business units as discontinued operations for the three and six months ended June 30, 2011 and 2012. Additionally, the assets and liabilities of ICS have been classified as held-for-sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of June 30, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net revenue	$117,280	$207,478
Operating expenses	126,633	206,172

Income (loss) from operations	(9,353)	1,306
Interest expense	(261)	(49)
Interest income and other income (expense)	141	306
Foreign currency transaction gain (loss)	(5,544)	2,665

Income (loss) before income tax	(15,017)	4,228
Income tax (expense) benefit	(5,145)	(1,395)

Income (loss) from discontinued operations	$(20,162)	$2,833

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenue	$283,970	$359,022
Operating expenses	290,219	370,527

Income (loss) from operations	(6,249)	(11,505)
Interest expense	(509)	(127)
Interest income and other income (expense)	295	888
Foreign currency transaction gain (loss)	(2,745)	3,916

Income (loss) before income tax	(9,208)	(6,828)
Income tax (expense) benefit	(6,342)	(1,139)

Income (loss) from discontinued operations	$(15,550)	$(7,967)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Summarized assets and liabilities of ICS classified as held-for-sale are as follows (in thousands):

Accounts receivable	$19,410
Prepaid expenses and other current assets	4,258
Restricted cash	478
Property and equipment—net	14,941
Other assets	8,915

Assets held for sale	$48,002

Accounts payable	$9,507
Accrued interconnection costs	6,813
Accrued expenses and other liabilities	6,692
Accrued income taxes	160
Current portion of long-term obligations	34
Deferred tax liability	8,677
Other liabilities	2,071

Liabilities held for sale	$33,954

13. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as contingent value rights (CVRs) and stock warrants.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2012, due to the results of operations being a loss from continuing operations, net of tax. For the three and six months ended June 30, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.5 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2011, due to the results of operations being a loss from continuing operations, net of tax. For the three and six months ended June 30, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.4 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Income (loss) from continuing operations, net of tax	$(9,645)	$(9,175)	$(21,115)	$(17,630)
Income (loss) from discontinued operations, net of tax	(20,162)	2,833	(15,550)	(7,967)
Gain (loss) from sale of discontinued operations, net of tax	98,666	—	98,666	—

Net income (loss) attributable to common stockholders-basic	$68,859	$(6,342)	$62,001	$(25,597)

Net income (loss) attributable to common stockholders-diluted	$68,859	$(6,342)	$62,001	$(25,597)

Weighted average common shares outstanding-basic	13,839	13,385	13,791	12,273

Weighted average common shares outstanding-diluted	13,839	13,385	13,791	12,273

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.70)	$(0.69)	$(1.53)	$(1.44)
Income (loss) from discontinued operations	$(1.46)	$0.21	$(1.13)	$(0.65)
Gain (loss) from sale of discontinued operations, net of tax	$7.13	$—	$7.15	$—

Net income (loss) attributable to common stockholders	$4.97	$(0.48)	$4.49	$(2.09)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.70)	$(0.69)	$(1.53)	$(1.44)
Income (loss) from discontinued operations	$(1.46)	$0.21	$(1.13)	$(0.65)
Gain (loss) from sale of discontinued operations, net of tax	$7.13	$—	$7.15	$—

Net income (loss) attributable to common stockholders	$4.97	$(0.48)	$4.49	$(2.09)

14. SUBSEQUENT EVENTS

As a result of recent changes to the Telecommunications Act in Canada, the Company is no longer restricted by Canadian foreign ownership laws. Given these changes, PTII purchased the remaining 54.4% of Globility on July 31, 2012 at a sales price that was immaterial.

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

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We currently classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). Our focus is on expanding our Growth Services, which includes our broadband, SME VoIP, data, and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline services, including wireless, residential VoIP services, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. However, as discussed below under “Recent Developments—Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS segment, which has been classified as a discontinued operation as a result of being held-for-sale.

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

Recent Developments

Divestiture of Primus Australia

The Company and Primus Telecommunications International, Inc. (“PTII”), an indirect wholly owned subsidiary of the Company, entered into a definitive Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”), with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, pursuant to which PTII agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII. On May 31, 2012, the Company completed this transaction.

The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, approximately $USD 9.8 million (the “Retention Amount”) was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties is subject to a survival period of twelve months after the closing date and is limited to the Retention Amount. The Purchase Agreement contains customary warranties and covenants for a transaction of this nature. The Company has also provided M2 with a guarantee of the performance of PTII’s obligations under the Purchase Agreement. The purchase price is also subject to a customary post-closing net working capital adjustment.

Special Cash Dividend

On June 20, 2012, the Company’s Board of Directors declared a special cash dividend (the “Dividend”) of $1.00 per share with respect to the Company’s issued and outstanding common stock. The Dividend of $13.9 million in the aggregate was paid on July 16, 2012 to holders of record of Company common stock as of July 2, 2012.

In connection with the Dividend, the Company made corresponding adjustments to certain terms of (i) the Company’s Class A Warrants to purchase shares of the Company’s common stock, (ii) the Company’s Class B Warrants to purchase shares of the Company’s common stock and (iii) the Company’s contingent value rights to receive shares of the Company’s common stock under specific circumstances, in each case as required under the applicable agreements governing such instruments.

Also in connection with the Dividend, in accordance with applicable plan and award documents, the Compensation Committee of the Company’s Board of Directors determined to make, and the Company’s Board of Directors approved, adjustments to certain terms of outstanding restricted stock units (“RSUs”), restricted stock and stock options. Specifically, with respect to unvested RSUs and restricted stock, the Company will pay a dividend equivalent of $1.00 per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock upon vesting and, with respect to certain outstanding options, the Company will reduce the exercise price and increase the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of such awards as a result of the Dividend.

Pursuit of Divestiture of ICS Business Unit

On June 28, 2012, the Company’s Board of Directors committed to dispose of and is actively soliciting a sale or other disposition of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation for the quarterly period ended June 30, 2012. See Note 12—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Reclassification of Data Center Costs

In order to conform to industry best practices, certain amounts in selling, general and administrative expense related to our Data Center operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 11—“Operating Segment and Related Information” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Foreign Currency

Foreign currency can have a major impact on our financial results. During the six months ended June 30, 2012, approximately 85% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: US Dollar (“USD”)/Canadian dollar (“CAD”), USD/British pound sterling (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divesture of Primus Australia.” We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, the USD was stronger on average as compared to the CAD, AUD, GBP, and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2012 and 2011:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Variance	Variance%	2012	2011	Variance	Variance%
Canada	55,895	64,061	(8,166)	-12.7%	113,801	124,896	(11,095)	-8.9%
Australia	44,732	73,680	(28,948)	-39.3%	114,860	145,413	(30,553)	-21.0%
United Kingdom	43,281	77,478	(34,197)	-44.1%	106,611	122,119	(15,508)	-12.7%
Europe (1) , (2)	(233)	(30)	(203)	676.7%	(233)	(11)	(222)	2018.2%
Brazil (2)	—	7,298	(7,298)	-100.0%	—	14,069	(14,069)	-100.0%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Variance	Variance%	2012	2011	Variance	Variance%
Canada (in CAD)	56,418	61,983	(5,565)	-9.0%	114,428	121,973	(7,545)	-6.2%
Australia (in AUD)	43,955	69,375	(25,420)	-36.6%	110,408	140,716	(30,308)	-21.5%
United Kingdom (in GBP)	27,303	47,496	(20,193)	-42.5%	67,687	75,228	(7,541)	-10.0%
Europe (1) , (2) (in EUR)	(142)	(21)	(121)	576.2%	(142)	(7)	(135)	1928.6%
Brazil (2) (in BRL)	—	11,622	(11,622)	-100.0%	—	22,909	(22,909)	-100.0%

(1)	Europe includes only subsidiaries whose functional currency is the EUR.
(2)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission (“SEC”) disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

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

Discontinued Operations

During 2011, the Company sold its Brazilian segment. In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its ICS business unit.

The Company has applied retrospective adjustments for the three and six months ended June 30, 2011 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally the assets and liabilities of ICS have been classified as held-for-sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of June 30, 2012. See Note 12—“Discontinued Operations,” for further information regarding these transactions.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net revenue	$117,280	$207,478
Operating expenses	126,633	206,172

Income (loss) from operations	(9,353)	1,306
Interest expense	(261)	(49)
Interest income and other income (expense)	141	306
Foreign currency transaction gain (loss)	(5,544)	2,665

Income (loss) before income tax	(15,017)	4,228
Income tax (expense) benefit	(5,145)	(1,395)

Income (loss) from discontinued operations	$(20,162)	$2,833

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenue	$283,970	$359,022
Operating expenses	290,219	370,527

Income (loss) from operations	(6,249)	(11,505)
Interest expense	(509)	(127)
Interest income and other income (expense)	295	888
Foreign currency transaction gain (loss)	(2,745)	3,916

Income (loss) before income tax	(9,208)	(6,828)
Income tax (expense) benefit	(6,342)	(1,139)

Income (loss) from discontinued operations	$(15,550)	$(7,967)

Results of Operations

Results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Net revenue: Net revenue, exclusive of the currency effect, decreased $7.2 million, or 9.6%, to $67.8 million for the three months ended June 30, 2012 from $75.0 million for the three months ended June 30, 2011. Inclusive of the currency effect which accounted for a decrease of $2.4 million, net revenue decreased $9.6 million to $65.4 million for the three months ended June 30, 2012 from $75.0 million for the three months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Data Center	8,316	12.3%	7,586	10.1%	730	9.6%	(346)	7,970	12.2%
North America Telecom	59,492	87.7%	67,211	89.6%	(7,719)	-11.5%	(2,074)	57,418	87.8%
Other	—	0.0%	198	0.3%	(198)	-100.0%	—	—	0.0%

Total Net Revenue	67,808	100.0%	74,995	100.0%	(7,187)	-9.6%	(2,420)	65,388	100.0%

Data Center: Data Center net revenue, exclusive of the currency effect, increased $0.7 million, or 9.6%, to $8.3 million for the three months ended June 30, 2012 from $7.6 million for the three months ended June 30, 2011. Inclusive of the currency effect which accounted for a $0.3 million decrease, net revenue increased $0.4 million to $8.0 million for the three months ended June 30, 2012 from $7.6 million for the three months ended June 30, 2011.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $7.7 million, or 11.5%, to $59.5 million for the three months ended June 30, 2012 from $67.2 million for the three months ended June 30, 2011. The net revenue decrease is primarily attributable to a decrease of $2.9 million in retail voice services, a decrease of $1.9 million in local services, a decrease of $1.2 million in prepaid voice services, a decrease of $0.3 million in data, hosting services, a decrease of $0.2 million in wireless and a decrease of $2.1 million in other services offset, in part, by an increase of $0.7 million in Internet services and an increase of $0.2 million in VoIP services. Inclusive of the currency effect which accounted for a $2.1 million decrease, net revenue decreased $9.8 million to $57.4 million for the three months ended June 30, 2012 from $67.2 million for the three months ended June 30, 2011.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $3.7 million to $33.5 million, or 49.4% of net revenue, for the three months ended June 30, 2012 from $37.2 million, or 49.6% of net revenue, for the three months ended June 30, 2011. Inclusive of the currency effect, which accounted for a $1.2 million decrease, cost of revenue decreased $4.9 million to $32.3 million for the three months ended June 30, 2012 from $37.2 million for the three months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Data Center	3,644	43.8%	3,163	41.7%	481	15.2%	(152)	3,492	43.8%
North America Telecom	29,842	50.2%	34,067	50.7%	(4,225)	-12.4%	(1,044)	28,798	50.2%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	33,486	49.4%	37,230	49.6%	(3,744)	-10.1%	(1,196)	32,290	49.4%

Data Center: Data Center cost of revenue, exclusive of the currency effect, increased $0.4 million to $3.6 million, or 43.8% of net revenue, for the three months ended June 30, 2012 from $3.2 million, or 41.7% of net revenue, for the three months ended June 30, 2011. The increase is primarily attributable to an increase in net revenue of $0.7 million. Inclusive of the currency effect, which accounted for a $0.1 million decrease, cost of revenue increased $0.3 million to $3.5 million for the three months ended June 30, 2012 from $3.2 million for the three months ended June 30, 2011.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $4.2 million to $29.8 million, or 50.2% of net revenue, for the three months ended June 30, 2012 from $34.0 million, or 50.7% of net revenue, for the three months ended June 30, 2011. The decrease is primarily attributable to a decrease in net revenue of $7.7 million. Inclusive of the currency effect, which accounted for a $1.0 million decrease, cost of revenue decreased $5.2 million to $28.8 million for the three months ended June 30, 2012 from $34.0 million for the three months ended June 30, 2011.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $0.6 million to $28.7 million, or 42.3% of net revenue, for the three months ended June 30, 2012 from $29.3 million, or 39.1% of net revenue, for the three months ended June 30, 2011. Inclusive of the currency effect, which accounted for a $0.7 million decrease, selling, general and administrative expenses decreased $1.3 million to $28.0 million for the three months ended June 30, 2012 from $29.3 million for the three months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Data Center	1,435	17.3%	1,372	18.1%	63	4.6%	(60)	1,375	17.3%
North America Telecom	19,024	32.0%	21,705	32.3%	(2,681)	-12.4%	(632)	18,392	32.0%
Other	—	0.0%	375	189.4%	(375)	-100.0%	—	—	0.0%
Corporate	8,232	0.0%	5,886	0.0%	2,346	39.9%	—	8,232	0.0%

Total SG&A	28,691	42.3%	29,338	39.1%	(647)	-2.2%	(692)	27,999	42.8%

Data Center: Data Center selling, general and administrative expense, both exclusive of the currency effect and inclusive of the currency effect, remained constant at $1.4 million for the three months ended June 30, 2012 and for the three months ended June 30, 2011.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $2.7 million to $19.0 million, or 32.0% of net revenue, for the three months ended June 30, 2012 from $21.7 million, or 32.3% of net revenue, for the three months ended June 30, 2011. The decrease is attributable to a decrease of $1.3 million in advertising expenses, a decrease of $0.4 million in salaries and benefits, a decrease of $0.4 million in sales and marketing expenses, a decrease of $0.4 million in occupancy expenses, and a decrease of $0.3 million in general and administrative offset, in part, by, an increase of $0.1 million in professional fees. Inclusive of the currency effect, which accounted for a $0.6 million decrease, selling, general and administrative expenses decreased $3.3 million to $18.4 million for the three months ended June 30, 2012 from $21.7 million for the three months ended June 30, 2011.

Corporate: Corporate selling, general and administrative expense increased $2.3 million to $8.2 million for the three months ended June 30, 2012 from $5.9 million for the three months ended June 30, 2011. The increase is attributable to an increase of $1.7 million in salaries and benefits, an increase of $0.5 million in general and administrative expenses and an increase of $0.1 million in professional fees.

Depreciation and amortization expense: Depreciation and amortization expense decreased $1.6 million to $7.8 million for the three months ended June 30, 2012 from $9.4 million for the three months ended June 30, 2011. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased 1.0 million to $6.9 million for the three months ended June 30, 2012 from $7.9 million for the three months ended June 30, 2011. The decrease was due to exchanging our prior higher rate debt for the 10% Senior Secured Notes due 2017. See Note 5—“Long-Term Obligations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Gain (loss) from contingent value rights valuation: The gain from the change in fair value of the contingent value rights increased $1.9 million to $2.0 million for the three months ended June 30, 2012 from $0.1 million for the three months ended June 30, 2011. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value. The change in fair value of the liability is reflected in our condensed consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest and other income (expense): Interest and other income (expense) increased $0.2 million to $0.1 million of income for the three months ended June 30, 2012 from $0.1 million of expense for the three months ended June 30, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction loss increased $1.3 million to $1.5 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction loss on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to a decrease in the exchange rate from April to May 2012.

Income tax benefit (expense): Income tax benefit (expense) was a $0.4 million expense for the three months ended June 30, 2012. The expense includes expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest. The income tax benefit (expense) was immaterial for the three months ended June 30, 2011.

Results of operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Net revenue: Net revenue, exclusive of the currency effect, decreased $10.5 million, or 7.1%, to $136.7 million for the six months ended June 30, 2012 from $147.2 million for the six months ended June 30, 2011. Inclusive of the currency effect which accounted for a decrease of $3.3 million, net revenue decreased $13.8 million to $133.4 million for the six months ended June 30, 2012 from $147.2 million for the six months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Data Center	16,642	12.2%	15,031	10.2%	1,611	10.7%	(475)	16,167	12.1%
North America Telecom	120,087	87.8%	131,784	89.5%	(11,697)	-8.9%	(2,864)	117,223	87.9%
Other	—	0.0%	377	0.3%	(377)	-100.0%	—	—	0.0%

Total Net Revenue	136,729	100.0%	147,192	100.0%	(10,463)	-7.1%	(3,339)	133,390	100.0%

Data Center: Data Center net revenue, exclusive of the currency effect, increased $1.6 million, or 10.7%, to $16.6 million for the six months ended June 30, 2012 from $15.0 million for the six months ended June 30, 2011. Inclusive of the currency effect which accounted for a $0.4 million decrease, net revenue increased $1.2 million to $16.2 million for the six months ended June 30, 2012 from $15.0 million for the six months ended June 30, 2011.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $11.7 million, or 8.9%, to $120.1 million for the six months ended June 30, 2012 from $131.8 million for the six months ended June 30, 2011. The net revenue decrease is primarily attributable to a decrease of $5.6 million in retail voice services, a decrease of $3.1 million in local services, a decrease of $2.5 million in prepaid services, a decrease of $0.9 million in VoIP services, decrease of $0.4 million in wireless and a decrease of $0.4 million in data and hosting services offset, in part, by an increase of $0.9 million in Internet services and an increase of $0.3 million in other services. Inclusive of the currency effect which accounted for a $2.9 million decrease, net revenue decreased $14.6 million to $117.2 million for the six months ended June 30, 2012 from $ 131.8 million for the six months ended June 30, 2011.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $5.4 million to $67.5 million, or 49.3% of net revenue, for the six months ended June 30, 2012 from $72.9 million, or 49.5% of net revenue, for the six months ended June 30, 2011. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenue decreased $7.1 million to $65.8 million for the six months ended June 30, 2012 from $72.9 million for the six months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Data Center	7,075	42.5%	6,070	40.4%	1,005	16.6%	(206)	6,869	42.5%
North America Telecom	60,374	50.3%	66,793	50.7%	(6,419)	-9.6%	(1,448)	58,926	50.3%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	67,449	49.3%	72,863	49.5%	(5,414)	-7.4%	(1,654)	65,795	49.3%

Data Center: Data Center cost of revenue, exclusive of the currency effect, increased $1.0 million to $7.1 million, or 42.5% of net revenue, for the six months ended June 30, 2012 from $6.1 million, or 40.4% of net revenue, for the six months ended June 30, 2011. The increase is primarily attributable to an increase in net revenue of $1.6 million. Inclusive of the currency effect, which accounted for a $0.2 million decrease, cost of revenue increased $0.8 million to $6.9 million for the six months ended June 30, 2012 from $6.1 million for the six months ended June 30, 2011.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $6.4 million to $60.4 million, or 50.3% of net revenue, for the six months ended June 30, 2012 from $66.8 million, or 50.7% of net revenue, for the six months ended June 30, 2011. The decrease is primarily attributable to a decrease in net revenue of $11.7 million. Inclusive of the currency effect, which accounted for a $1.5 million decrease, cost of revenue decreased $7.9 million to $58.9 million for the six months ended June 30, 2012 from $66.8 million for the six months ended June 30, 2011.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $0.5 million to $56.3 million, or 41.2% of net revenue, for the six months ended June 30, 2012 from $56.8 million, or 38.6% of net revenue, for the six months ended June 30, 2011. Inclusive of the currency effect, which accounted for a $1.1 million decrease, selling, general and administrative expenses decreased $1.6 million to $55.2 million for the six months ended June 30, 2012 from $56.8 million for the six months ended June 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2012		June 30, 2011					June 30, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Data Center	2,767	16.6%	2,799	18.6%	(32)	-1.1%	(81)	2,686	16.6%
North America Telecom	38,541	32.1%	42,847	32.5%	(4,306)	-10.0%	(1,096)	37,445	31.9%
Other	—	0.0%	573	152.0%	(573)	-100.0%	—	—	0.0%
Corporate	15,024	0.0%	10,633	0.0%	4,391	41.3%	—	15,024	0.0%

Total SG&A	56,332	41.2%	56,852	38.6%	(520)	-0.9%	(1,177)	55,155	41.3%

Data Center: Data Center selling, general and administrative expense, exclusive of the currency effect, remained constant at $2.8 million for the six months ended June 30, 2012 and for the six months ended June 30, 2011. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expenses decreased $0.1 million to $2.7 million for the six months ended June 30, 2012 from $2.8 million for the six months ended June 30, 2011.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $4.3 million to $38.5 million, or 32.1% of net revenue, for the six months ended June 30, 2012 from $42.8 million, or 32.5% of net revenue, for the six months ended June 30, 2011. The decrease is attributable to a decrease of $1.8 million in advertising expenses, a decrease of $0.8 million in sales and marketing expenses, a decrease of $0.9 million in general and administrative, a decrease of $0.5 million in salaries and benefits and a decrease of $0.3 million in occupancy expenses. Inclusive of the currency effect, which accounted for a $1.1 million decrease, selling, general and administrative expenses decreased $5.4 million to $37.4 million for the six months ended June 30, 2012 from $42.8 million for the six months ended June 30, 2011.

Corporate: Corporate selling, general and administrative expense increased $4.4 million to $15.0 million for the six months ended June 30, 2012 from $10.6 million for the six months ended June 30, 2011. The increase is attributable to an increase of $2.9 million in salaries and benefits, an increase of $1.0 million in general and administrative expenses and an increase of $0.9 million in professional fees offset, in part, by a decrease of $0.4 million in occupancy expense.

Depreciation and amortization expense: Depreciation and amortization expense decreased $2.9 million to $15.4 million for the six months ended June 30, 2012 from $18.3 million for the six months ended June 30, 2011. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $2.7 million to $13.9 million for the six months ended June 30, 2012 from $16.6 million for the six months ended June 30, 2011. The decrease was due to exchanging our prior higher rate debt for the 10% Senior Secured Notes due 2017. See Note 5—“Long-Term Obligations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Gain (loss) from contingent value rights valuation: The loss from the change in fair value of the contingent value rights increased $0.9 million to $5.2 million for the six months ended June 30, 2012 from $4.3 million for the six months ended June 30, 2011. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value. The change in fair value of the liability is reflected in our condensed consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest and other income (expense): Interest and other income (expense) increased $0.5 million to $0.1 million of income for the six months ended June 30, 2012 from $0.4 million of expense for the six months ended June 30, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $2.2 million to $0.4 million for the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to an increase in the exchange rate from January to February 2011.

Income tax benefit (expense): Income tax benefit (expense) is a $0.7 million benefit for the six months ended June 30, 2012 compared to a $0.6 million benefit for the six months ended June 30, 2011. The benefit includes a benefit from the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations, partially offset by expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Divestiture of Primus Australia and Subsequent Asset Sale Tender Offer

On May 31, 2012, the Company completed the sale of Primus Australia to M2. The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, the Retention Amount of approximately $USD 9.8 million was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. See “Recent Developments—Divestiture of Primus Australia.”

This transaction was approved by the Company’s Board of Directors and the Special Committee of the Board of Directors previously established to explore and evaluate strategic alternatives to enhance shareholder value. Following the consummation of the transaction, the Special Committee continues to explore and evaluate strategic alternatives, which may include (but may not be limited to) a sale, merger or other business combination involving the Company, a recapitalization of the Company, a joint venture arrangement, the sale or spinoff of other Company assets or one or more of its other business units, or the continued execution of the Company’s business plans. The Company has not set a timetable for completion of the Special Committee’s evaluation process or, except as described above with respect to Primus Australia and below with respect to ICS, made a decision to pursue any particular course of action or transaction, and there can be no assurance that any transaction will be pursued or completed.

On June 20, 2012, Primus Telecommunications Holding, Inc. (“Holding”) commenced an offer to purchase (the “Offer to Purchase”) up to $183,300,000 aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) at a purchase price in cash equal to 100% of the principal amount of 10% Notes validly tendered (and not validly withdrawn) and accepted in the Offer to Purchase, plus accrued and unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase expired on July 19, 2012. No Notes were tendered pursuant to the Offer to Purchase.

The Offer to Purchase was required by the indenture governing the 10% Notes (“10% Notes Indenture”) as a result of the sale of the Company’s Australia segment and the receipt of proceeds. Pursuant to the 10% Notes Indenture, Holding was required to make an offer to purchase (the “Offer to Purchase”) 10% Notes using the Excess Proceeds (as defined in the 10% Notes Indenture) from this transaction, which constituted an “Asset Sale” under the 10% Notes Indenture. The Company determined that the Excess Proceeds from this transaction equaled $183.3 million (after taking into account the Retention Amount and costs and expenses related to the transaction) (the “Offer Amount”).

Pursuant to the 10% Notes Indenture, because no 10% Notes were tendered in the Offer to Purchase (and thus no Excess Proceeds were used to purchase 10% Notes), (i) the Company may use all Excess Proceeds that were the subject of the Offer to Purchase (i.e., the Offer Amount) for general corporate purposes not otherwise prohibited by the 10% Notes Indenture and (ii) the amount of Excess Proceeds for purposes of the 10% Notes Indenture was reset at zero.

Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s continued evaluation of strategic alternatives discussed above, on June 28, 2012, the Company’s Board of Directors committed to dispose of and is actively soliciting a sale or other disposition of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation for the quarterly period ended June 30, 2012. See Note 12—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Exchange Offers and Consent Solicitation

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Holding and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, Holding issued $240.2 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “10% Notes”). An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and Holding issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

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

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, Holding must give holders of the 10% Notes an opportunity to sell their 10% Notes to Holding at a purchase price of 101% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If the Company or any of its restricted subsidiaries consummates certain Asset Sales (as defined in the 10% Notes Indenture) and does not choose to use all of the net proceeds of such Asset Sale for specified purposes, Holding may be required to use the remaining net proceeds from such Asset Sale (which are defined as “Excess Proceeds” under the 10% Notes Indenture) to offer to repurchase the 10% Notes using such Excess Proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.

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

Net cash provided by operating activities was $16.2 million for the six months ended June 30, 2012 as compared to $15.0 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net income, net of non-cash operating activity, provided $15.3 million of cash. Other major drivers included a decrease in accounts receivable of $13.3 million, partially offset by a decrease in accounts payable of $10.5 million.

Net cash provided by investing activities was $157.6 million for the six months ended June 30, 2012 as compared to net cash used in investing activities of $0.3 million for the six months ended June 30, 2011. Net cash provided by investing activities during the six months ended June 30, 2012 included $177.7 million of net proceeds from the sale of Primus Australia, partially offset by $18.7 million of capital expenditures, $1.3 million used in the acquisition of businesses and $0.1 million from the increase in restricted cash.

Net cash used in financing activities was $5.0 million for the six months ended June 30, 2012 as compared to $24.5 million for the six months ended June 30, 2011. Net cash used in financing activities during the six months ended June 30, 2012 included $1.6 million used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations, $2.0 million used to pay fees related to the Exchange Offers and Consent Solicitation and $1.5 million was used to satisfy the tax obligations for shares issued under share-based compensation arrangements; partially offset by $0.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2012, we had $209.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of June 30, 2012, we have $10.8 million in future minimum purchase obligations, $59.2 million in future operating lease payments and $237.7 million of indebtedness.

Contractual Obligations

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of June 30, 2012:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	Purchase Obligations	Operating Leases	Total
2012 (as of June 30, 2012)	$65	$156	$11,762	$3,180	$6,789	$21,952
2013	37	312	23,523	4,121	11,911	39,904
2014	—	312	23,523	3,486	8,901	36,222
2015	—	312	23,523	41	7,079	30,955
2016	—	2,716	23,523	—	5,748	31,987
Thereafter	—	—	242,092	—	18,747	260,839

Total minimum principal & interest payments	102	3,808	347,946	10,828	59,175	421,859
Less: Amount representing interest	(3)	(1,405)	(112,715)	—	—	(114,123)

Total long-term obligations	$99	$2,403	$235,231	$10,828	$59,175	$307,736

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•

uncertainties from our announcement of our exploration and evaluation of strategic alternatives that may enhance shareholder value or our ability to complete any transactions arising out of that evaluation, including the pursuit of a divestiture of our ICS business unit;

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

•

strengthening of the U.S. dollar against foreign currencies, which may reduce the amount of U.S. dollars generated from foreign operating subsidiaries and adversely affect our ability to service our significant debt obligations and pay corporate expenses;

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

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. During the six months ended June 30, 2012, approximately 85% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of Primus Australia during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divestiture of Primus Australia.” We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We historically have not engaged in hedging transactions. However, in connection with the divestiture of Primus Australia described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divestiture of Primus Australia,” we entered into a cash flow hedging agreement to mitigate the movements in the AUD versus the USD between the announcement date of the sale to the closing date of the sale, which occurred on May 31, 2012.

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

In the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, the USD was stronger on average as compared to the CAD, AUD, GBP, and EUR. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP, and EUR increased (decreased) (6.2%), (21.5%), (10.0%), and 1,928.6%, respectively, in their local currencies compared to the six months ended June 30, 2011, and increased (decreased) (8.9%), (21.0%), (12.7%), and 2,018.2%, in USD, respectively.

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

Changes in Internal Control.

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Acting Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

The sale of Primus Australia substantially reduced our revenue.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divestiture of Primus Australia,” the Company divested its Australian operations pursuant to the sale of Primus Australia to M2, which transaction was consummated on May 31, 2012. Our Australian operations accounted for approximately $66.8 million, or 28.6%, of our net revenues, exclusive of the currency effect, for the three months ended March 31, 2012 and approximately $254.9 million, or 27.2%, of our net revenues, exclusive of the currency effect, for the fiscal year ended December 31, 2011. Following the divestiture of Primus Australia, our ability to produce revenues will therefore be substantially reduced. There can be no assurance that the proceeds from the divestiture and the revenues and profits generated from the remaining operations of the Company, along with other capital that we have access to, will be adequate to sustain our business objectives.

We may encounter difficulties and incur costs in pursuing the divestiture plan associated with our ICS business unit, which could adversely impact our business and results of operations.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Pursuit of Divestiture of ICS Business Unit,” on June 28, 2012, the Company’s Board of Directors committed to dispose of and is actively soliciting a sale or other disposition of the Company’s ICS business unit. We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of our ICS business unit. For example, we may encounter difficulties identifying buyers or be unable to sell the business identified for divestiture. There is no guarantee that the planned divestiture will occur or will not be significantly delayed, and there can be no assurance that analysts and investors will place greater value on the Company following any such divestiture. Completion of the plan of divestiture is also subject to a number of factors. Our divestiture plan may require a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operations of our other business units. If we are unable to successfully address any of these risks, our business and results of operations may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Upon vesting of restricted stock units awarded by the Company to employees, the Company withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended June 30, 2012.

On August 8, 2011, the Company’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the six months ended June 30, 2012, the Company did not purchase shares of common stock in connection with our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or programs (in millions)

Shares purchased in satisfaction of tax withholding obligations

April 1, 2012 to April 30, 2012	6,314	$16.74	—	$—
May 1, 2012 to May 31, 2012	—	$—	—	$—
June 1, 2012 to June 30, 2012	33,001	$16.36	—	$—

Total	39,315	$16.42	—	$—

Shares purchased under a stock repurchase program

April 1, 2012 to April 30, 2012	—	$—	—	$14.6
May 1, 2012 to May 31, 2012	—	$—	—	$14.6
June 1, 2012 to June 30, 2012	—	$—	—	$14.6

Total	—	$—	—	$14.6

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signatures page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 9, 2012	By:	/s/ James C. Keeley
James C. Keeley Acting Chief Financial Officer, Vice President, Corporate Controller, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2	Second Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed April 27, 2012)

10.1	Equity Purchase Agreement, dated April 15, 2012, by and among M2 Telecommunications Group Ltd, Primus Telecommunications International Inc. and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed April 19, 2012)

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.