Form 10-Q
period 2012-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2012-11-09
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012
Common Stock, $0.001 par value	13,899,543

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NET REVENUE	$63,911	$74,308	$197,301	$221,500
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	31,511	36,808	97,306	109,671
Selling, general and administrative	23,260	27,242	78,415	84,094
Depreciation and amortization	7,517	8,630	22,944	26,904
(Gain) loss on sale or disposal of assets	131	53	174	51

Total operating expenses	62,419	72,733	198,839	220,720

INCOME (LOSS) FROM OPERATIONS	1,492	1,575	(1,538)	780
INTEREST EXPENSE	(6,325)	(7,576)	(20,098)	(24,054)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(55)	(55)	(170)	(158)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(21,083)	(6,853)	(21,083)	(6,853)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	235	11,367	(4,916)	7,079
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(26)	2,203	120	1,797
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,834	(5,366)	3,233	(2,794)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,928)	(4,705)	(44,452)	(24,203)
INCOME TAX BENEFIT (EXPENSE)	43	34	741	625

INCOME (LOSS) FROM CONTINUING OPERATIONS	(22,885)	(4,671)	(43,711)	(23,578)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2,459)	(4,882)	(18,009)	(12,849)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	98,666	—

NET INCOME (LOSS)	(25,344)	(9,553)	36,946	(36,427)
Less: Net (income) loss attributable to the noncontrolling interest	307	(457)	18	820

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(25,037)	$(10,010)	$36,964	$(35,607)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.63)	$(0.37)	$(3.16)	$(1.78)
Income (loss) from discontinued operations	$(0.18)	$(0.36)	$(1.30)	$(1.01)
Gain (loss) from sale of discontinued operations	$—	$—	$7.14	$—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.81)	$(0.73)	$2.68	$(2.79)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.63)	$(0.37)	$(3.16)	$(1.78)
Income (loss) from discontinued operations	$(0.18)	$(0.36)	$(1.30)	$(1.01)
Gain (loss) from sale of discontinued operations	$—	$—	$7.14	$—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.81)	$(0.73)	$2.68	$(2.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,890	13,715	13,825	12,759

Diluted	13,890	13,715	13,825	12,759

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$—	$—	$1.02	$—

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(22,578)	$(5,128)	$(43,693)	$(22,758)
Income (loss) from discontinued operations, net of tax	(2,459)	(4,882)	(18,009)	(12,849)
Gain (loss) from sale of discontinued operations, net of tax	—	—	98,666	—

Net income (loss)	$(25,037)	$(10,010)	$36,964	$(35,607)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,024	$41,052
Accounts receivable (net of allowance for doubtful accounts receivable of $1,962 and $7,552 at September 30, 2012 and December 31, 2011, respectively)	19,119	81,609
Prepaid expenses and other current assets	14,349	15,539
Assets held for sale	45,527	—

Total current assets	145,019	138,200
RESTRICTED CASH	859	11,891
PROPERTY AND EQUIPMENT – Net	64,680	152,180
GOODWILL	65,081	71,902
OTHER INTANGIBLE ASSETS – Net	75,787	135,677
OTHER ASSETS	16,689	33,974

TOTAL ASSETS	368,115	543,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,330	$46,627
Accrued interconnection costs	2,726	24,103
Deferred revenue	9,311	12,258
Accrued expenses and other current liabilities	20,707	44,384
Accrued income taxes	7,578	10,617
Accrued interest	5,440	5,889
Current portion of long-term obligations	116	1,948
Liabilities held for sale	35,544	—

Total current liabilities	92,752	145,826
LONG-TERM OBLIGATIONS	117,882	245,814
DEFERRED TAX LIABILITY	15,614	31,311
CONTINGENT VALUE RIGHTS	21,112	16,196
OTHER LIABILITIES	894	2,971

Total liabilities	248,254	442,118
COMMITMENTS AND CONTINGENCIES (See Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value – 80,000,000 shares authorized; 13,931,169 and 13,772,646 shares issued and 13,899,543 and 13,741,020 shares outstanding at September 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	140,860	142,796
Accumulated deficit	(14,121)	(51,085)
Treasury stock, at cost – 31,626 and 31,626 shares at September 30, 2012 and December 31, 2011, respectively	(378)	(378)
Accumulated other comprehensive income (loss)	(6,514)	2,416

Total stockholders’ equity before noncontrolling interest	119,861	93,763

Noncontrolling interest	—	7,943

Total stockholders’ equity	119,861	101,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,115	$543,824

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2012
	Primus Telecommunications Group, Incorporated Shareholders
		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943
Share-based compensation expense	5,018	—	—	5,018	—	—	—	—
Proceeds from sale of common stock, net	93	159	—	93	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,584)	—	—	(1,584)	—	—	—	—
Dividends declared	(14,117)	—	—	(14,117)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	8,654	—	—	—	(8,654)
Comprehensive income (loss):
Net income (loss)	36,946	—	—	—	—	36,964	—	(18)
Foreign currency translation adjustment	(8,201)	—	—	—	—	—	(8,930)	729

Comprehensive income (loss)	28,745	—	—	—	—	—	—	—

Balance as of September 30, 2012	$119,861	13,900	$14	$140,860	$(378)	$(14,121)	$(6,514)	$—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,946	$(36,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	3,389	6,530
Share-based compensation expense	5,018	4,094
Depreciation and amortization	35,160	48,887
(Gain) loss on sale or disposal of assets	(97,564)	61
Impairment of goodwill and long-lived assets	10,298	14,679
Accretion (amortization) of debt premium/discount, net	170	158
Change in fair value of Contingent Value Rights	4,916	(7,079)
Deferred income taxes	4,045	(2,151)
(Gain) loss on early extinguishment or restructuring of debt	21,083	6,853
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(6,208)	5,419
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	15,181	1,419
(Increase) decrease in prepaid expenses and other current assets	5,011	2,123
(Increase) decrease in other assets	5,169	2,882
Increase (decrease) in accounts payable	(8,069)	(12,023)
Increase (decrease) in accrued interconnection costs	(3,578)	(2,748)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(5,989)	(10,788)
Increase (decrease) in accrued income taxes	(978)	61
Increase (decrease) in accrued interest	(146)	4,048

Net cash provided by operating activities	23,854	25,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,135)	(22,789)
Sale of property and equipment and intangible assets	17	—
Cash from disposition of business, net of cash disposed	177,721	—
Cash acquired from business acquisitions, net of cash paid	(1,707)	9,599
Sales of marketable securities	—	4,087
Increase in restricted cash	(85)	(77)

Net cash provided by (used in) investing activities	150,811	(9,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	11,625
Principal payments on long-term obligations	(120,725)	(38,329)
Payment of fees on restructuring of debt	(12,856)	(2,452)
Proceeds from sale of common stock, net	93	1,202
Payment of dividends	(13,804)	—
Payment to noncontrolling interest	—	(1,205)
Purchase of treasury stock	—	(378)
Taxes paid in lieu of shares issued for share-based compensation	(1,584)	—

Net cash used in financing activities	(148,876)	(29,537)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(817)	(1,582)

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,972	(14,301)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,052	41,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,024	$27,233

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,070	$19,356
Cash paid for taxes	$2,311	$453
Non-cash investing and financing activities:
Capital lease additions	$—	$14,874
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$—	$2,507
Business acquisition purchased with Company common stock	$—	$50,609
Prepayment premium associated with debt restructuring converted into new debt	$—	$22,666

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NET INCOME (LOSS)	$(25,344)	$(9,553)	$36,946	$(36,427)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,114	(2,451)	(8,201)	(2,322)

COMPREHENSIVE INCOME (LOSS)	(24,230)	(12,004)	28,745	(38,749)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(465)	(375)	(711)	791

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(24,695)	$(12,379)	$28,034	$(37,958)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated (“PTGi” and, together with its subsidiaries, “Primus,” the “Company,” “we” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The results for all periods presented in this Quarterly Report on Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 12—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

On June 23, 2011, PTGi began to trade its common stock on the New York Stock Exchange under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the Company is no longer restricted by Canadian foreign ownership laws. Given these changes, Primus Telecommunications International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. The results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

Discontinued Operations—During 2011, the Company sold its Brazilian segment. In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its International Carrier Services (“ICS”) business unit.

The Company has applied retrospective adjustments for the three and nine months ended September 30, 2011 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of September 30, 2012. See Note 12—“Discontinued Operations,” for further information regarding these transactions.

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

Step 2 measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined; i.e., through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Derivative Instruments—Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of PTGi’s common stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009. As a result of the special cash dividend discussed in Note 8—“Stockholders’ Equity,” effective July 2, 2012, the maximum aggregate number of CVR Shares issuable with respect to the CVRs was adjusted upward from 2,665,000 shares to 2,835,225 shares while the strike price with respect to the CVRs was adjusted downward from $35.95 to $33.79.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the condensed consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of PTGi’s common stock price trends; in general, as the value of PTGi’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of PTGi’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company recognizes a change in value of the CVRs as gain from contingent value rights valuation. See Note 10—“Fair Value of Financial Instruments and Derivatives.”

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of PTGi’s stock options required by ASC No. 718, “Compensation—Stock Compensation,” income taxes and various legal and tax contingencies.

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

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations. In addition, certain amounts in selling, general and administrative expense related to our Data Center operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 11—“Operating Segment and Related Information.”

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

New Accounting Pronouncements

In July 2012, an update was issued to the Intangibles—Goodwill and Other Topic ASC 350, ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which provides guidance to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company’s effective date for adoption is January 1, 2013 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

3. ACQUISITIONS

Arbinet Corporation Acquisition

On February 28, 2011, the Company completed its acquisition of Arbinet Corporation, a Delaware corporation (“Arbinet”). Arbinet is a provider of wholesale telecom exchange services to carriers, and the Company purchased Arbinet to supplement its existing ICS operations. Pursuant to the terms of the Agreement and Plan of Merger dated as of November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010, by and among PTGi, PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of PTGi (“Merger Sub”), and Arbinet, Merger Sub merged with and into Arbinet with Arbinet surviving the merger as a wholly-owned subsidiary of PTGi.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Upon the closing of the merger, each share of Arbinet common stock was cancelled and converted into the right to receive 0.5817 shares of PTGi common stock. Arbinet stockholders received cash in lieu of any fractional shares of PTGi common stock that they were otherwise entitled to receive in the merger. In connection with the merger, PTGi issued 3,232,812 shares of its common stock to former Arbinet stockholders in exchange for their shares of Arbinet common stock, and reserved for issuance approximately 95,000 additional shares of its common stock in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units. The components of the consideration transferred follow (in thousands):

Consideration attributable to stock issued (1)	$50,432
Consideration attributable to earned replaced equity awards (2)	177

Total consideration transferred	$50,609

(1)	The fair value of PTGi’s common stock on the acquisition date was $15.60 per share based on the closing value of its common stock traded on the over-the-counter bulletin board. PTGi issued 3,232,812 shares of stock to effect this merger.
(2)	The portion of the acquisition fair value of Arbinet converted stock-based awards attributable to pre-merger employee service was part of consideration. At the merger closing 50% of the unvested and outstanding Arbinet awards vested. The portion of the fair value-based measure of the replaced awards assigned to past services (including those for which vesting accelerated at the merger closing and those that were already vested at the date of the merger closing) was included in the consideration transferred.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

On February 28, 2011, the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 3—“Acquisitions.” Because PTGi’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the Company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as “Goodwill impairment” on the Company’s condensed consolidated statements of operations. Post acquisition, Arbinet was integrated into the Company’s ICS segment.

In conjunction with the decision to discontinue ICS (see Note 12—“Discontinued Operations”), the Company initiated an impairment assessment analysis of ICS resulting in the full impairment of the goodwill and intangible assets assigned to ICS of $10.3 million at June 30, 2012. Subsequent to the impairment analysis and resulting impairment charge, the Company determined the adjusted carrying value of its assets and liabilities classified as held for sale approximated the fair value less costs to sell. The following assets were impaired to a value of zero: goodwill of $5.9 million; license of $2.4 million; customer relationships of $1.3 million and trademark of $0.7 million. As the impairment charge is related to ICS, it is classified within discontinued operations in the condensed consolidated statement of operations.

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

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$65,081	$71,902
Trade Names	$37,000	$76,900

The changes in the carrying amount of goodwill and trade names by reporting unit for the nine months ended September 30, 2012 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$37,146	$32,819	$1,937	$71,902
Effect of change in foreign currency exchange rates	—	1,346	(4)	1,342
Acquisition (disposition) of business	(1,280)	956	(1,933)	(2,257)
Accumulated impairment loss	(5,906)	—	—	(5,906)

Balance as of September 30, 2012	$29,960	$35,121	$—	$65,081

Trade Names

	United States	Canada	Australia	Total
Balance as of December 31, 2011	$76,900	$—	$—	$76,900
Effect of change in foreign currency exchange rates	—	—	—	—
Acquisition (disposition) of business	(39,200)	—	—	(39,200)
Accumulated impairment loss	(700)	—	—	(700)

Balance as of September 30, 2012	$37,000	$—	$—	$37,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade Names	$3,500	$(1,052)	$2,448	$3,500	$(790)	$2,710
Licenses	—	—	—	2,800	(233)	2,567
Customer relationships	94,706	(58,367)	36,339	106,199	(52,699)	53,500

Total	$98,206	$(59,419)	$38,787	$112,499	$(53,722)	$58,777

Amortization expense for trade names, licenses, and customer relationships for the three and nine months ended September 30, 2012 was $2.9 million and $8.5 million, respectively, compared to $4.2 million and $12.5 million, respectively, for the three and nine months ended September 30, 2011.

The Company expects amortization expense for trade names, licenses, and customer relationships for the remainder of 2012, the years ending December 31, 2013, 2014, 2015, 2016, and thereafter to be approximately $2.9 million, $8.3 million, $6.1 million, $4.6 million, $3.6 million and $13.3 million, respectively.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Obligations under capital leases and other	$135	$11,696
13% Senior Secured Notes due 2016	2,403	2,403
10% Senior Secured Notes due 2017	116,196	235,231

Subtotal	$118,734	$249,330
Original issue discount on Senior Secured Notes	(702)	(1,568)

Subtotal	$118,032	$247,762
Less: Current portion of long-term obligations	(150)	(1,948)

Total long-term obligations	$117,882	$245,814

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of September 30, 2012:

Year Ending December 31,	Capital Leases and Other	10% Senior Secured Notes due 2017	13% Senior Secured Notes due 2016	Total
2012 (as of September 30, 2012)	$36	$5,810	$156	$6,002
2013	74	11,620	312	12,006
2014	31	11,620	312	11,963
2015	6	11,620	312	11,938
2016	—	11,620	2,716	14,336
Thereafter	—	119,585	—	119,585

Total minimum principal & interest payments	147	171,875	3,808	175,830
Less: Amount representing interest	(12)	(55,679)	(1,405)	(57,096)

Total long-term obligations	$135	$116,196	$2,403	$118,734

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

10% Senior Secured Notes due 2017

Repurchases of 10% Senior Secured Notes due 2017

On September 17, 2012, Primus Telecommunications Holding, Inc. (“PTHI”), a subsidiary of PTGi, consummated the repurchase of $119.0 million aggregate principal amount of PTHI’s 10% Senior Secured Notes due 2017 (the “10% Notes”) for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, pursuant to agreements with certain selling holders of 10% Notes. The sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the indenture governing the 10% Notes (the “10% Notes Indenture”) to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, each of the guarantors of the 10% Notes, including PTGi, and U.S. Bank National Association, as Trustee, entered into a Supplemental Indenture, dated as of September 17, 2012 (the “Supplemental Indenture”), to memorialize the 10% Notes Indenture amendments. Also on September 17, 2012, a complaint and motion for temporary restraining order were filed in the Court of Chancery of the State of Delaware (the “Court”), which complaint and motion were subsequently amended on September 19, 2012. The amended complaint alleges that the Supplemental Indenture was entered into in breach of certain covenants in the 10% Notes Indenture and seeks among other things to enjoin the Supplemental Indenture from becoming effective and to enjoin PTHI from acting in reliance upon it. On September 28, 2012, PTHI entered into a stipulation pursuant to which PTHI has agreed not to take any actions under the Supplemental Indenture that would not have otherwise been permitted by the 10% Notes Indenture (absent amendment by the Supplemental Indenture) until the matter is finally resolved on the merits or otherwise by the Court. See Note 6—“Commitments and Contingencies—Litigation” and Item 1 of Part II of this Quarterly Report on Form 10-Q—“Legal Proceedings.”

In connection with the September 2012 repurchase, the Company incurred $10.9 million of premiums and other costs, wrote off $9.5 million of deferred financing costs and $0.7 million of original issue discount; all of which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2012.

In addition to the September 2012 repurchase, the Company previously repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value in December 2011.

Asset Sale Tender Offer for 10% Senior Secured Notes due 2017

On June 20, 2012, PTHI commenced an offer to purchase (the “Offer to Purchase”) up to $183,300,000 aggregate principal amount of the 10% Notes at a purchase price in cash equal to 100% of the principal amount of 10% Notes validly tendered (and not validly withdrawn) and accepted in the Offer to Purchase, plus accrued and unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase expired on July 19, 2012. No Notes were tendered pursuant to the Offer to Purchase.

The Offer to Purchase was required by the 10% Notes Indenture as a result of the sale of the Company’s Australia segment and the receipt of proceeds therefrom. The 10% Notes Indenture required PTHI to make the Offer to Purchase using the Excess Proceeds (as defined in the 10% Notes Indenture) from this transaction, which constituted an “Asset Sale” under the 10% Notes Indenture. The Company determined that the Excess Proceeds from this transaction equaled $183.3 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Outstanding 10% Senior Secured Notes due 2017

As of September 30, 2012, there was $116.2 million aggregate principal amount of the 10% Notes outstanding. The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The 10% Notes will mature on April 15, 2017.

Exchange Offers

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by PTHI and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million aggregate principal amount of the 10% Notes. An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of the Company’s obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

13% Senior Secured Notes due 2016

As of September 30, 2012, there was $2.4 million aggregate principal amount of the 13% Notes outstanding. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of September 30, 2012 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2012 (as of September 30, 2012)	$36	$1,406	$3,457
2013	74	4,301	12,266
2014	31	3,639	9,145
2015	6	41	7,287
2016	—	—	5,949
Thereafter	—	—	19,429

Total minimum principal & interest payments	147	9,387	57,533
Less: Amount representing interest	(12)	—	—

Total long-term obligations	$135	$9,387	$57,533

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $7.2 million and $24.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s rent expense under operating leases was $0.8 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, compared to $1.1 million and $3.6 million for the three and nine months ended September 30, 2011, respectively.

Litigation

General

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, condensed consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, condensed consolidated financial position, results of operations or cash flow.

10% Senior Notes Indenture Litigation

In addition to the matters described above in Note 6—“Commitments and Contingencies—Litigation—General,” on September 17, 2012, a complaint and motion for temporary restraining order were filed in the Court under the caption Whitebox Advisors, LLC and River Ridge Master Fund Ltd. v. Primus Telecommunications Holding, Inc., Civil Action No. 7871-VCG, which complaint and motion were subsequently amended on September 19, 2012. The amended complaint alleges that the Supplemental Indenture was entered into in breach of certain covenants in the 10% Notes Indenture. The amended complaint seeks among other things to enjoin the Supplemental Indenture from becoming effective and to enjoin PTHI from acting in reliance upon it. On September 28, 2012, PTHI entered into a stipulation pursuant to which PTHI has agreed not to take any actions under the Supplemental Indenture that would not have otherwise been permitted by the 10% Notes Indenture (absent amendment by the Supplemental Indenture) until the matter is finally resolved on the merits or otherwise by the Court. A hearing on the relevant motions has been scheduled with the Court for Friday, January 4, 2013. See Item 1 of Part II of this Quarterly Report on Form 10-Q—“Legal Proceedings.”

7. SHARE-BASED COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors of PTGi administers PTGi’s Management Compensation Plan, as amended (the “Management Compensation Plan”). The Committee has broad authority to administer, construe and interpret the Management Compensation Plan; however, except in connection with certain Corporate Transactions (as defined in the Management Compensation Plan), it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of PTGi.

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”). PTGi typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

The Company follows guidance which addresses the accounting for share-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and share-based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered.

There were 217 thousand options granted during the nine months ended September 30, 2012, while 32.5 thousand options were granted during the nine months ended September 30, 2011.

Total share-based compensation expense recognized by the Company in the three months ended September 30, 2012 and 2011 was $0.9 million and $0.7 million, respectively, compared to $5.0 million and $4.1 million, respectively, for the nine months ended September 30, 2012 and 2011. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of PTGi’s restricted stock units activity during the nine months ended September 30, 2012 is as follows:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2011	651,394	$13.01
Granted	62,000	$16.48
Vested	(322,971)	$13.40
Forfeitures	(55,850)	$15.17

Unvested – September 30, 2012	334,573	$12.91

As of September 30, 2012, PTGi had 0.3 million unvested RSUs outstanding with respect to $2.3 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.4 years. The number of unvested RSUs expected to vest is 0.3 million.

On June 27, 2012, the Board of Directors of PTGi accelerated the vesting of 41,333 RSUs awarded to certain employees. This modification of the terms of the instruments did not result in a significant change of fair value before and after the modification date.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock option and stock appreciation rights activity during the nine months ended September 30, 2012 is as follows:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2011	129,080	$11.34
Granted	216,993	$12.79
Exercised	(9,728)	$11.64
Forfeitures	(166,070)	$12.64

Outstanding – September 30, 2012	170,275	$11.90

Eligible for exercise	123,498	$11.11

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – September 30, 2012	$612,599	8.0
Options exercisable – September 30, 2012	530,604	7.5

As of September 30, 2012, PTGi had approximately 47,000 unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.4 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 42,000 shares, with a weighted average remaining life of 8.0 years, a weighted average exercise price of $11.82, and an intrinsic value of approximately $0.1 million.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2012, there were 13,899,543 shares of common stock outstanding.

Special Dividend

On June 20, 2012, PTGi’s Board of Directors declared a special cash dividend (the “Dividend”) of $1.00 per share with respect to PTGi’s issued and outstanding common stock. The Dividend of $13.8 million in the aggregate was paid on July 16, 2012 to holders of record of PTGi common stock as of July 2, 2012. In addition, with respect to unvested RSUs and restricted stock, the Company will pay a dividend equivalent of $1.00 per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock upon vesting. With respect to certain outstanding options, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of awards as a result of the Dividend.

In addition to the mandatory anti-dilution adjustments to the CVR Shares issuable with respect to the CVRs and their strike price discussed in Note 2—“Summary of Significant Accounting Policies—Derivative Instruments,” the Company has issued and outstanding warrants for which the exercise prices and number of

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

shares of PTGi common stock issuable upon exercise were adjusted as a result of the Dividend, effective as of July 3, 2012. With respect to the Class A-1 warrants, the maximum aggregate number of shares of PTGi common stock issuable upon exercise of such warrants was adjusted upward from 1,000,000 shares to 1,063,875 shares, while the exercise price was adjusted downward from $12.22 to $11.49; with respect to the Class A-2 warrants, the maximum aggregate number of shares of PTGi common stock issuable upon exercise of such warrants was adjusted upward from 1,000,000 shares to 1,063,875 shares, while the exercise price was adjusted downward from $16.53 to $15.54; with respect to the Class A-3 warrants, the maximum aggregate number of shares of PTGi common stock issuable upon exercise of such warrants was adjusted upward from 1,000,000 shares to 1,063,875 shares, while the exercise price was adjusted downward from $20.50 to $19.27; and, with respect to the Class B warrants, the maximum aggregate number of shares of PTGi common stock issuable upon exercise of such warrants was adjusted upward from 1,500,000 shares to 1,595,812 shares, while the exercise price was adjusted downward from $26.01 to $24.45. Due to the nature of the mandatory anti-dilution provisions applicable to the CVRs and warrants, the Company has evaluated the accounting impact of the modification accounting and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date.

On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The stock repurchase program may be modified, terminated or extended at any time without prior notice. PTGi has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program. During the year ended December 31, 2011, the Company repurchased 31,626 shares at a weighted average price of $11.92 per share under the stock repurchase plan. There have been no repurchases in the nine months ending September 30, 2012.

9. INCOME TAXES

The Company conducts business globally, and as a result, PTGi or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2011
Canada	2004—2011
United Kingdom	2004—2011
Netherlands	2007—2011

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and nine months ended September 30, 2012, penalties and interest were immaterial. As of September 30, 2012, the gross unrecognized tax benefit on the balance sheet was $76.8 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Pursuant to Section 382 of the Internal Revenue Code (“IRC Sec. 382”), the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the SEC. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million. The annual limitation under Section 382 of Arbinet’s pre-February 28, 2011 net operating losses is approximately $2.2 million.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $129.1 million and $235.4 million at September 30, 2012 and December 31, 2011, respectively. The aggregate carrying value of the Company’s debt was $117.9 million and $236.1 million at September 30, 2012 and December 31, 2011, respectively.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of September 30, 2012, using:
	September 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$21,112	—	21,112	—

Total	$21,112	—	21,112	—

		Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$16,196	—	16,196	—

Total	$16,196	—	16,196	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model using the following assumptions: (1) expected life of 6.75 years; (2) risk-free rate of 0.99%; (3) expected volatility of 45.26%; (4) dividend yield of 0%; (5) exercise price of $33.79; (6) stock price of $15.27. During the three months ended September 30, 2012 and 2011, ($0.2) million and ($11.4) million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value, and during the nine months ended September 30, 2012 and 2011, $4.9 million and ($7.1) million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

11. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two reportable geographic segments—United States and Canada. The Company has three reportable operating segments based on management’s organization of the enterprise—Data Center, North America Telecom, and Other. As a result of the sale of its Australian segment and the classification of its ICS business unit as held for sale, the Company re-organized its remaining operating segments to better reflect its continuing operations. The Data Center (“DC”) segment contains the pure data center operations in Canada, while North America Telecom (“NAT”) combines the retail telecom businesses in the United States and Canada. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the DC and NAT segments are indistinguishable from the respective geographic segments. Therefore, any reporting related to the DC and NAT segments for assets or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Revenue by Geographic Region
United States	$8,788	$11,441	$28,377	$33,737
Canada	55,123	62,867	168,924	187,763

Total	$63,911	$74,308	$197,301	$221,500

Net Revenue by Segment
Data Center	$8,483	$7,697	$24,650	$22,728
North America Telecom	55,428	66,417	172,651	198,201
Other	—	194	—	571

Total	$63,911	$74,308	$197,301	$221,500

Provision for Doubtful Accounts Receivable
Data Center	$66	$60	$90	$260
North America Telecom	624	972	1,575	3,187
Other	—	—	—	—

Total	$690	$1,032	$1,665	$3,447

Income (Loss) from Operations
Data Center	$2,829	$3,257	$4,958	$4,889
North America Telecom	2,721	2,163	12,629	10,574
Other	—	(125)	—	(331)

Total From Operating Segments	5,550	5,295	17,587	15,132
Corporate	(4,058)	(3,720)	(19,125)	(14,352)

Total	$1,492	$1,575	$(1,538)	$780

Capital Expenditures
Data Center	$4,016	$2,470	$11,280	$5,894
North America Telecom	1,791	2,040	6,485	4,122
Other (1)	509	4,349	7,081	12,393

Total From Operating Segments	6,316	8,859	24,846	22,409
Corporate	93	49	289	380

Total	$6,409	$8,908	$25,135	$22,789

(1)	“Other” includes capital expenditures related to discontinued operations

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

	September 30, 2012	December 31, 2011
Property and Equipment – Net
United States	$3,018	$3,643
Canada	61,662	54,674
Other (1)	—	93,863

Total	$64,680	$152,180

	September 30, 2012	December 31, 2011
Assets
United States	$134,666	$122,170
Canada	182,194	194,531
Other (1)	51,255	227,123

Total	$368,115	$543,824

(1)	“Other” includes property and equipment—net and assets of discontinued operations.

The Company offers three main products—Retail Voice, Data/Internet, and Retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Retail Voice	$37,724	$48,917	$120,404	$146,524
Data/Internet	18,431	17,302	53,760	51,506
Retail VoIP	7,756	8,089	23,137	23,470

Total	$63,911	$74,308	$197,301	$221,500

12. DISCONTINUED OPERATIONS

Discontinued Operations—nine months ended September 30, 2012

On May 31, 2012, the Company completed the previously announced sale of its Australian segment to M2 Telecommunications Group Ltd., an Australian telecommunications company, for $195.7 million. The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The purchase price is also subject to a customary post-closing working capital adjustment.

On June 28, 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Discontinued Operations—year ended December 31, 2011

During the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from the sale of this segment during the fourth quarter of 2011.

As a result of these events, the Company’s condensed consolidated financial statements for all periods presented reflect the Brazilian, Australian and ICS business units as discontinued operations for the three and nine months ended September 30, 2012 and 2011. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of September 30, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net revenue	$71,049	$180,303
Operating expenses	73,698	176,885

Income (loss) from operations	(2,649)	3,418
Interest expense	(2)	(2,370)
Interest income and other income (expense)	(7)	(1,982)
Foreign currency transaction gain (loss)	199	(6,994)

Income (loss) before income tax	(2,459)	(7,928)
Income tax (expense) benefit	—	3,046

Income (loss) from discontinued operations	$(2,459)	$(4,882)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenue	$355,019	$539,325
Operating expenses	363,917	547,412

Income (loss) from operations	(8,898)	(8,087)
Interest expense	(511)	(2,496)
Interest income and other income (expense)	288	(1,095)
Foreign currency transaction gain (loss)	(2,546)	(3,078)

Income (loss) before income tax	(11,667)	(14,756)
Income tax (expense) benefit	(6,342)	1,907

Income (loss) from discontinued operations	$(18,009)	$(12,849)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summarized assets and liabilities of ICS classified as held for sale are as follows (in thousands):

Accounts receivable	$17,673
Prepaid expenses and other current assets	3,108
Restricted cash	488
Property and equipment - net	15,385
Other assets	8,873

Assets held for sale	$45,527

Accounts payable	$11,940
Accrued interconnection costs	7,063
Accrued expenses and other liabilities	5,609
Accrued income taxes	222
Current portion of long-term obligations	34
Deferred tax liability	8,677
Other liabilities	1,999

Liabilities held for sale	$35,544

13. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as CVRs and stock warrants.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2012, due to the results of operations being a loss from continuing operations, net of tax. For the three and nine months ended September 30, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.5 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.8 million shares issuable upon exercise of stock warrants; and

•	2.8 million shares issuable upon exercise of CVRs.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2011, due to the results of operations being a loss from continuing operations, net of tax. For the three and nine months ended September 30, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Income (loss) from continuing operations, net of tax	$(22,578)	$(5,128)	$(43,693)	$(22,758)
Income (loss) from discontinued operations, net of tax	(2,459)	(4,882)	(18,009)	(12,849)
Gain (loss) from sale of discontinued operations, net of tax	—	—	98,666	—

Net income (loss) attributable to common stockholders-basic	$(25,037)	$(10,010)	$36,964	$(35,607)

Net income (loss) attributable to common stockholders-diluted	$(25,037)	$(10,010)	$36,964	$(35,607)

Weighted average common shares outstanding-basic	13,890	13,715	13,825	12,759

Weighted average common shares outstanding-diluted	13,890	13,715	13,825	12,759

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.63)	$(0.37)	$(3.16)	$(1.78)
Income (loss) from discontinued operations	$(0.18)	$(0.36)	$(1.30)	$(1.01)
Gain (loss) from sale of discontinued operations, net of tax	$—	$—	$7.14	$—

Net income (loss) attributable to common stockholders	$(1.81)	$(0.73)	$2.68	$(2.79)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.63)	$(0.37)	$(3.16)	$(1.78)
Income (loss) from discontinued operations	$(0.18)	$(0.36)	$(1.30)	$(1.01)
Gain (loss) from sale of discontinued operations, net of tax	$—	$—	$7.14	$—

Net income (loss) attributable to common stockholders	$(1.81)	$(0.73)	$2.68	$(2.79)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

14. RELATED PARTY TRANSACTIONS

On September 17, 2012, PTHI consummated the repurchase of $119.0 million aggregate principal amount of the 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. Among the sellers of 10% Notes was the Singer Children’s Management Trust, which is the beneficial owner of a portion of the outstanding shares of PTGi common stock. The Singer Children’s Management Trust sold $3.9 million aggregate principal amount of 10% Notes at a purchase price equal to $4.3 million plus accrued but unpaid interest to the date of repurchase. Other entities associated with the Singer family sold $13.3 million aggregate principal amount of 10% Notes at a purchase price equal to $14.5 million plus accrued but unpaid interest to the date of repurchase.

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

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “PTGi” means Primus Telecommunications Group, Incorporated and “Primus,” the “Company,” “we” and “our” mean PTGi together with its subsidiaries.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We currently classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). Our focus is on expanding our Growth Services, which includes our broadband, SME VoIP, data, and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline services, including wireless, residential VoIP services, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. However, as discussed below under “Recent Developments—Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS segment, which has been classified as a discontinued operation as a result of being held for sale.

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

In order to manage our network transmission costs, we pursue a flexible approach with respect to the management of our network capacity. In most instances, we (1) optimize the cost of traffic by using the least expensive cost routing, (2) negotiate lower variable usage-based costs with domestic and foreign service providers, (3) negotiate additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others, and (4) continue to expand or reduce the capacity of our network when traffic volumes justify such actions.

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

Recent Developments

Repurchase of a Majority of 10% Senior Secured Notes due 2017

On September 17, 2012, Primus Telecommunications Holding, Inc. (“PTHI”), a subsidiary of PTGi, consummated the repurchase of $119,035,219 aggregate principal amount of PTHI’s 10% Senior Secured Notes due 2017 (the “10% Notes”) for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, pursuant to agreements with certain selling holders of 10% Notes, the form of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. The sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the indenture governing the 10% Notes (the “10% Notes Indenture”) to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, each of the guarantors of the 10% Notes, including PTGi, and U.S. Bank National Association, as Trustee, entered into a Supplemental Indenture, dated as of September 17, 2012 (the “Supplemental Indenture”), to memorialize the 10% Notes Indenture amendments. Also on September 17, 2012, a complaint and motion for temporary restraining order were filed in the Court of Chancery of the State of Delaware (the “Court”), which complaint and motion were subsequently amended on September 19, 2012. The amended complaint alleges that the Supplemental Indenture was entered into in breach of certain covenants in the 10% Notes Indenture and seeks among other things to enjoin the Supplemental Indenture from becoming effective and to enjoin PTHI from acting in reliance upon it. On September 28, 2012, PTHI entered into a stipulation pursuant to which PTHI has agreed not to take any actions under the Supplemental Indenture that would not have otherwise been permitted by the 10% Notes Indenture (absent amendment by the Supplemental Indenture) until the matter is finally resolved on the merits or otherwise by the Court. A hearing on the relevant motions has been scheduled with the Court for Friday, January 4, 2013. See Note 6—“Commitments and Contingencies—Litigation” and Item 1 of Part II of this Quarterly Report on Form 10-Q—“Legal Proceedings” for further information on such litigation.

Pursuit of Divestiture of ICS Business Unit

On June 28, 2012, PTGi’s Board of Directors committed to dispose of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued

operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. See Note 12—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

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

Foreign Currency

Foreign currency can have a major impact on our financial results. During the nine months ended September 30, 2012, approximately 86% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: US Dollar (“USD”)/Canadian dollar (“CAD”), USD/British pound sterling (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, the USD was stronger on average as compared to the CAD, AUD, GBP, and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2012 and 2011:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Variance	Variance%	2012	2011	Variance	Variance%
Canada	55,123	62,867	(7,744)	-12.3%	168,924	187,763	(18,839)	-10.0%
Australia	—	71,684	(71,684)	-100.0%	114,860	217,098	(102,238)	-47.1%
United Kingdom	50,040	71,511	(21,471)	-30.0%	156,651	193,629	(36,978)	-19.1%
Europe (1),(2)	40	98	(58)	-59.2%	(193)	87	(280)	-321.8%
Brazil (2)	—	7,146	(7,146)	-100.0%	—	21,215	(21,215)	-100.0%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Variance	Variance%	2012	2011	Variance	Variance%
Canada (in CAD)	54,883	61,457	(6,574)	-10.7%	169,311	183,430	(14,119)	-7.7%
Australia (in AUD)	—	68,159	(68,159)	-100.0%	110,408	208,875	(98,467)	-47.1%
United Kingdom (in GBP)	31,681	44,382	(12,701)	-28.6%	99,368	119,611	(20,243)	-16.9%
Europe (1),(2) (in EUR)	32	71	(39)	-54.9%	(110)	64	(174)	-271.9%
Brazil (2) (in BRL)	—	11,602	(11,602)	-100.0%	—	34,510	(34,510)	-100.0%

(1)	Europe includes only subsidiaries whose functional currency is the EUR.
(2)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission (“SEC”) disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues is derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with US GAAP using local currency) and converted such amounts utilizing the same USD to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations.

Discontinued Operations

During 2011, the Company sold its Brazilian segment. In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its ICS business unit.

The Company has applied retrospective adjustments for the three and nine months ended September 30, 2011 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheet as of September 30, 2012. See Note 12—“Discontinued Operations,” for further information regarding these transactions.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net revenue	$71,049	$180,303
Operating expenses	73,698	176,885

Income (loss) from operations	(2,649)	3,418
Interest expense	(2)	(2,370)
Interest income and other income (expense)	(7)	(1,982)
Foreign currency transaction gain (loss)	199	(6,994)

Income (loss) before income tax	(2,459)	(7,928)
Income tax (expense) benefit	—	3,046

Income (loss) from discontinued operations	$(2,459)	$(4,882)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenue	$355,019	$539,325
Operating expenses	363,917	547,412

Income (loss) from operations	(8,898)	(8,087)
Interest expense	(511)	(2,496)
Interest income and other income (expense)	288	(1,095)
Foreign currency transaction gain (loss)	(2,546)	(3,078)

Income (loss) before income tax	(11,667)	(14,756)
Income tax (expense) benefit	(6,342)	1,907

Income (loss) from discontinued operations	$(18,009)	$(12,849)

Results of Operations

Results of operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Net revenue: Net revenue, exclusive of the currency effect, decreased $9.4 million, or 12.6%, to $64.9 million for the three months ended September 30, 2012 from $74.3 million for the three months ended September 30, 2011. Inclusive of the currency effect which accounted for a decrease of $1.0 million, net revenue decreased $10.4 million to $63.9 million for the three months ended September 30, 2012 from $74.3 million for the three months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Data Center	8,620	13.3%	7,697	10.4%	923	12.0%	(137)	8,483	13.3%
North America Telecom	56,303	86.7%	66,417	89.4%	(10,114)	-15.2%	(875)	55,428	86.7%
Other	—	0.0%	194	0.2%	(194)	-100.0%	—	—	0.0%

Total Net Revenue	64,923	100.0%	74,308	100.0%	(9,385)	-12.6%	(1,012)	63,911	100.0%

Data Center: Data Center net revenue, exclusive of the currency effect, increased $0.9 million, or 12.0%, to $8.6 million for the three months ended September 30, 2012 from $7.7 million for the three months ended September 30, 2011. Inclusive of the currency effect which accounted for a $0.1 million decrease, net revenue increased $0.8 million to $8.5 million for the three months ended September 30, 2012 from $7.7 million for the three months ended September 30, 2011.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $10.1 million, or 15.2%, to $56.3 million for the three months ended September 30, 2012 from $66.4 million for the three months ended September 30, 2011. The net revenue decrease is primarily attributable to a decrease of $4.4 million in retail voice services, a decrease of $1.9 million in local services, a decrease of $1.5 million in prepaid voice services, a decrease of $0.3 million in wireless services, a decrease of $0.3 million in VoIP services, a decrease of $0.1 million in data and hosting services, and a decrease of $2.2 million in other services offset, in part, by an increase of $0.6 million in Internet services. Inclusive of the currency effect which accounted for a $0.9 million decrease, net revenue decreased $11.0 million to $55.4 million for the three months ended September 30, 2012 from $66.4 million for the three months ended September 30, 2011.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $4.8 million to $32.0 million, or 49.3% of net revenue, for the three months ended September 30, 2012 from $36.8 million, or 49.5% of net revenue, for the three months ended September 30, 2011. Inclusive of the currency effect, which accounted for a $0.5 million decrease, cost of revenue decreased $5.3 million to $31.5 million for the three months ended September 30, 2012 from $36.8 million for the three months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Data Center	3,794	44.0%	3,243	42.1%	551	17.0%	(59)	3,735	44.0%
North America Telecom	28,225	50.1%	33,565	50.5%	(5,340)	-15.9%	(449)	27,776	50.1%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	32,019	49.3%	36,808	49.5%	(4,789)	-13.0%	(508)	31,511	49.3%

Data Center: Data Center cost of revenue, exclusive of the currency effect, increased $0.6 million to $3.8 million, or 44.0% of net revenue, for the three months ended September 30, 2012 from $3.2 million, or 42.1% of net revenue, for the three months ended September 30, 2011. The increase is primarily attributable to an increase in net revenue of $0.9 million. Inclusive of the currency effect, which accounted for a $0.1 million decrease, cost of revenue increased $0.5 million to $3.7 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $5.4 million to $28.2 million, or 50.1% of net revenue, for the three months ended September 30, 2012 from $33.6 million, or 50.5% of net revenue, for the three months ended September 30, 2011. The decrease is primarily attributable to a decrease in net revenue of $10.1 million. Inclusive of the currency effect, which accounted for a $0.4 million decrease, cost of revenue decreased $5.8 million to $27.8 million for the three months ended September 30, 2012 from $33.6 million for the three months ended September 30, 2011.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $3.6 million to $23.6 million, or 36.3% of net revenue, for the three months ended September 30, 2012 from $27.2 million, or 36.7% of net revenue, for the three months ended September 30, 2011. Inclusive of the currency effect, which accounted for a $0.3 million decrease, selling, general and administrative expenses decreased $3.9 million to $23.3 million for the three months ended September 30, 2012 from $27.2 million for the three months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Data Center	1,513	17.6%	1,341	17.4%	172	12.8%	(28)	1,485	17.5%
North America Telecom	18,001	32.0%	21,919	33.0%	(3,918)	-17.9%	(281)	17,720	32.0%
Other	—	0.0%	316	162.9%	(316)	-100.0%	—	—	0.0%
Corporate	4,055	0.0%	3,666	0.0%	389	10.6%	—	4,055	0.0%

Total SG&A	23,569	36.3%	27,242	36.7%	(3,673)	-13.5%	(309)	23,260	36.4%

Data Center: Data Center selling, general and administrative expense, exclusive of the currency effect, increased $0.2 million to $1.5 million, or 17.6% of net revenue, for the three months ended September 30, 2012 from $1.3 million, or 17.4% of net revenue, for the three months ended September 30, 2011. The increase is primarily attributable to an increase of $0.1 million in salaries and benefits and $0.1 million in advertising expenses. Inclusive of the currency effect, which accounted for an insignificant decrease, SG&A increased $0.2 million to $1.5 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $3.9 million to $18.0 million, or 32.0% of net revenue, for the three months ended September 30, 2012 from $21.9 million, or 33.0% of net revenue, for the three months ended September 30, 2011. The decrease is attributable to a decrease of $1.9 million in advertising expenses, a decrease of $0.9 million in general and administrative expenses, a decrease of $0.6 million in sales and marketing expenses, a decrease of $0.3 million in occupancy expenses, and a decrease of $0.2 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $0.3 million decrease, selling, general and administrative expenses decreased $4.2 million to $17.7 million for the three months ended September 30, 2012 from $21.9 million for the three months ended September 30, 2011.

Corporate: Corporate selling, general and administrative expense increased $0.4 million to $4.1 million for the three months ended September 30, 2012 from $3.7 million for the three months ended September 30, 2011. The increase is attributable to an increase of $0.5 million in general and administrative expenses, an increase of $0.2 million in occupancy expenses, and an increase of $0.2 million in professional fees offset, in part, by a decrease of $0.4 million in salaries and benefits and a decrease of $0.1 million in travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $1.1 million to $7.5 million for the three months ended September 30, 2012 from $8.6 million for the three months ended September 30, 2011. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $1.2 million to $6.4 million for the three months ended September 30, 2012 from $7.6 million for the three months ended September 30, 2011. The decrease was due to exchanging our prior higher rate debt for the 10% Notes in July 2011, as well as the repurchase of a portion of the outstanding 10% Notes in September 2012. See Note 5—“Long-Term Obligations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Gain (loss) from contingent value rights valuation: The gain from the change in fair value of the contingent value rights decreased $11.2 million to $0.2 million for the three months ended September 30, 2012 from $11.4 million for the three months ended September 30, 2011. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value. The change in fair value of the liability is reflected in our condensed consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest and other income (expense): Interest and other income decreased $2.2 million to $26 thousand of expense for the three months ended September 30, 2012 from $2.2 million of income for the three months ended September 30, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction loss decreased $8.2 million to a gain of $2.8 million for the three months ended September 30, 2012 from a loss of $5.4 million for the three months ended September 30, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to an increase in the exchange rate from July to September 2012, compared to the prior year when we incurred a loss due to a decrease in the exchange rate from July 2011 to September 2011.

Income tax benefit (expense): Income tax benefit (expense) was immaterial for the three months ended September 30, 2012 and 2011.

Results of operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Net revenue: Net revenue, exclusive of the currency effect, decreased $19.8 million, or 9.0%, to $201.7 million for the nine months ended September 30, 2012 from $221.5 million for the nine months ended September 30, 2011. Inclusive of the currency effect which accounted for a decrease of $4.4 million, net revenue decreased $24.2 million to $197.3 million for the nine months ended September 30, 2012 from $221.5 million for the nine months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Data Center	25,262	12.5%	22,728	10.3%	2,534	11.1%	(612)	24,650	12.5%
North America Telecom	176,390	87.5%	198,201	89.5%	(21,811)	-11.0%	(3,739)	172,651	87.5%
Other	—	0.0%	571	0.2%	(571)	-100.0%	—	—	0.0%

Total Net Revenue	201,652	100.0%	221,500	100.0%	(19,848)	-9.0%	(4,351)	197,301	100.0%

Data Center: Data Center net revenue, exclusive of the currency effect, increased $2.5 million, or 11.1%, to $25.2 million for the nine months ended September 30, 2012 from $22.7 million for the nine months ended September 30, 2011. Inclusive of the currency effect which accounted for a $0.6 million decrease, net revenue increased $1.9 million to $24.6 million for the nine months ended September 30, 2012 from $22.7 million for the nine months ended September 30, 2011.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $21.8 million, or 11.0%, to $176.4 million for the nine months ended September 30, 2012 from $198.2 million for the nine months ended September 30, 2011. The net revenue decrease is primarily attributable to a decrease of $10.2 million in retail voice services, a decrease of $5.1 million in local services, a decrease of $4.0 million in prepaid services, a decrease of $2.9 million in other services, a decrease of $0.7 million in wireless services, and a decrease of $0.4 million in data and hosting services offset, in part, by an increase of $1.5 million in Internet services. Inclusive of the currency effect which accounted for a $3.7 million decrease, net revenue decreased $25.5 million to $172.7 million for the nine months ended September 30, 2012 from $198.2 million for the nine months ended September 30, 2011.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $10.2 million to $99.5 million, or 49.3% of net revenue, for the nine months ended September 30, 2012 from $109.7 million, or 49.5% of net revenue, for the nine months ended September 30, 2011. Inclusive of the currency effect, which accounted for a $2.2 million decrease, cost of revenue decreased $12.4 million to $97.3 million for the nine months ended September 30, 2012 from $109.7 million for the nine months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Data Center	10,869	43.0%	9,313	41.0%	1,556	16.7%	(265)	10,604	43.0%
North America Telecom	88,598	50.2%	100,358	50.6%	(11,760)	-11.7%	(1,896)	86,702	50.2%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	99,467	49.3%	109,671	49.5%	(10,204)	-9.3%	(2,161)	97,306	49.3%

Data Center: Data Center cost of revenue, exclusive of the currency effect, increased $1.6 million to $10.9 million, or 43.0% of net revenue, for the nine months ended September 30, 2012 from $9.3 million, or 41.0% of net revenue, for the nine months ended September 30, 2011. The increase is primarily attributable to an increase in net revenue of $2.5 million. Inclusive of the currency effect, which accounted for a $0.3 million decrease, cost of revenue increased $1.3 million to $10.6 million for the nine months ended September 30, 2012 from $9.3 million for the nine months ended September 30, 2011.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $11.8 million to $88.6 million, or 50.2% of net revenue, for the nine months ended September 30, 2012 from $100.4 million, or 50.6% of net revenue, for the nine months ended September 30, 2011. The decrease is primarily attributable to a decrease in net revenue of $21.8 million. Inclusive of the currency effect, which accounted for a $1.9 million decrease, cost of revenue decreased $13.7 million to $86.7 million for the nine months ended September 30, 2012 from $100.4 million for the nine months ended September 30, 2011.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $4.1 million to $80.0 million, or 39.7% of net revenue, for the nine months ended September 30, 2012 from $84.1 million, or 38.0% of net revenue, for the nine months ended September 30, 2011. Inclusive of the currency effect, which accounted for a $1.6 million decrease, selling, general and administrative expenses decreased $5.7 million to $78.4 million for the nine months ended September 30, 2012 from $84.1 million for the nine months ended September 30, 2011.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended
	September 30, 2012		September 30, 2011					September 30, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Data Center	4,280	16.9%	4,140	18.2%	140	3.4%	(109)	4,171	16.9%
North America Telecom	56,605	32.1%	64,766	32.7%	(8,161)	-12.6%	(1,440)	55,165	32.0%
Other	—	0.0%	889	155.7%	(889)	-100.0%	—	—	0.0%
Corporate	19,079	0.0%	14,299	0.0%	4,780	33.4%	—	19,079	0.0%

Total SG&A	79,964	39.7%	84,094	38.0%	(4,130)	-4.9%	(1,549)	78,415	39.7%

Data Center: Data Center selling, general and administrative expense, exclusive of the currency effect, increased $0.2 million to $4.3 million, or 16.9% of net revenue, for the nine months ended September 30, 2012 from $4.1 million, or 18.2% of net revenue, for the nine months ended September 30, 2011. The increase is primarily attributable to an increase of $0.1 million in salaries and benefits and $0.1 million in general and administrative expenses. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expenses increased $0.1 million to $4.2 million for the nine months ended September 30, 2012 from $4.1 million for the nine months ended September 30, 2011.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $8.2 million to $56.6 million, or 32.1% of net revenue, for the nine months ended September 30, 2012 from $64.8 million, or 32.7% of net revenue, for the nine months ended September 30, 2011. The decrease is attributable to a decrease of $3.8 million in advertising expenses, a decrease of $1.7 million in general and administrative expenses, a decrease of $1.4 million in sales and marketing expenses, a decrease of $0.7 million in salaries and benefits, and a decrease of $0.6 million in occupancy expenses. Inclusive of the currency effect, which accounted for a $1.4 million decrease, selling, general and administrative expenses decreased $9.6 million to $55.2 million for the nine months ended September 30, 2012 from $64.8 million for the nine months ended September 30, 2011.

Corporate: Corporate selling, general and administrative expense increased $4.8 million to $19.1 million for the nine months ended September 30, 2012 from $14.3 million for the nine months ended September 30, 2011. The increase is attributable to an increase of $2.5 million in salaries and benefits, an increase of $1.5 million in general and administrative expenses and an increase of $1.0 million in professional fees offset, in part, by a decrease of $0.1 million in travel and entertainment expenses and a decrease of $0.1 million in occupancy expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $4.0 million to $22.9 million for the nine months ended September 30, 2012 from $26.9 million for the nine months ended September 30, 2011. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $3.9 million to $20.3 million for the nine months ended September 30, 2012 from $24.2 million for the nine months ended September 30, 2011. The decrease was due to exchanging our prior higher rate debt for the 10% Notes in July 2011, as well as the repurchase of a portion of the outstanding 10% Notes in September 2012. See Note 5—“Long-Term Obligations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Gain (loss) from contingent value rights valuation: The gain from the change in fair value of the contingent value rights decreased $12.0 million to a loss of $4.9 million for the nine months ended September 30, 2012 from a gain of $7.1 million for the nine months ended September 30, 2011. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value. The change in fair value of the liability is reflected in our condensed consolidated statements of operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest and other income (expense): Interest and other income decreased $1.7 million to $0.1 million for the nine months ended September 30, 2012 from $1.8 million for the nine months ended September 30, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction loss decreased $6.0 million to a gain of $3.2 million for the nine months ended September 30, 2012 from a loss of $2.8 million for the nine months ended September 30, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to an increase in the exchange rate in the third quarter of 2012, compared to the prior year when we incurred a loss due to a decrease in the exchange rate in the second quarter of 2011.

Income tax benefit (expense): Income tax benefit increased $0.1 million to $0.7 million for the nine months ended September 30, 2012 compared to $0.6 million for the nine months ended September 30, 2011. The benefit includes a benefit from the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations, partially offset by expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Repurchase of a Majority of 10% Senior Secured Notes due 2017

On September 17, 2012, PTHI consummated the repurchase of $119,035,219 aggregate principal amount of PTHI’s 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. The sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, each of the guarantors of the 10% Notes, including PTGi, and U.S. Bank National Association, as Trustee, entered into the Supplemental Indenture to memorialize the 10% Notes Indenture amendments. The repurchase of the 10% Notes and the Supplemental Indenture are the subject of ongoing litigation commenced by certain holders of 10% Notes. In connection with such litigation, on September 28, 2012, PTHI entered into a stipulation pursuant to which PTHI has agreed not to take any actions under the Supplemental Indenture that would not have otherwise been permitted by the 10% Notes Indenture (absent amendment by the Supplemental Indenture) until the matter is finally resolved on the merits or otherwise by the Court. See Note 6—“Commitments and Contingencies—Litigation” and Item 1 of Part II of this Quarterly Report on Form 10-Q—“Legal Proceedings” for further information on such litigation.

Divestiture of Primus Australia and Subsequent Asset Sale Tender Offer

On May 31, 2012, the Company completed the sale of 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), an indirect wholly owned subsidiary of PTGi, to M2 Telecommunications Group Ltd., an Australian telecommunications company, pursuant to the Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”). The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, $USD 9.8 million was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims pursuant to the Purchase Agreement.

This transaction was approved by PTGi’s Board of Directors and the Special Committee of the Board of Directors previously established to explore and evaluate strategic alternatives to enhance shareholder value. Following the consummation of the transaction, the Special Committee continues to explore and evaluate strategic alternatives, which may include (but may not be limited to) a sale, merger or other business combination involving the Company, a recapitalization of the Company, a joint venture arrangement, the sale or spinoff of other Company assets or one or more of its other business units, or the continued execution of the Company’s business plans. The Company has not set a timetable for completion of the Special Committee’s evaluation process or, except as described above with respect to Primus Australia and below with respect to ICS, made a decision to pursue any particular course of action or transaction, and there can be no assurance that any transaction will be pursued or completed.

On June 20, 2012, PTHI commenced an offer to purchase (the “Offer to Purchase”) up to $183,300,000 aggregate principal amount of the 10% Notes at a purchase price in cash equal to 100% of the principal amount of 10% Notes validly tendered (and not validly withdrawn) and accepted in the Offer to Purchase, plus accrued and unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase expired on July 19, 2012. No Notes were tendered pursuant to the Offer to Purchase.

The Offer to Purchase was required by the 10% Notes Indenture as a result of the sale of the Company’s Australia segment and the receipt of proceeds therefrom. The 10% Notes Indenture required PTHI to make the

Offer to Purchase using the Excess Proceeds (as defined in the 10% Notes Indenture) from this transaction, which constituted an “Asset Sale” under the 10% Notes Indenture. The Company determined that the Excess Proceeds from this transaction equaled $183.3 million (the “Offer Amount”).

Pursuant to the 10% Notes Indenture, because no 10% Notes were tendered in the Offer to Purchase (and thus no Excess Proceeds were used to purchase 10% Notes), (i) the Company could thereafter use all Excess Proceeds that were the subject of the Offer to Purchase (i.e., the Offer Amount) for general corporate purposes not otherwise prohibited by the 10% Notes Indenture and (ii) the amount of Excess Proceeds for purposes of the 10% Notes Indenture was reset at zero.

Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s continued evaluation of strategic alternatives discussed above, on June 28, 2012, the Company’s Board of Directors committed to dispose of the Company’s ICS business unit and continues to actively solicit a sale or other disposition of such business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheet as of September 30, 2012. See Note 12—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by PTHI and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”), (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million aggregate principal amount of the 10% Notes. An aggregate of $228.6 million principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statement of operations in the third quarter of 2011.

The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of PTHI and the guarantors of the 10% Notes, including PTGi (the “Guarantors”), including a first-priority pledge of all of the capital stock held by PTHI, the Guarantors and each subsidiary of PTGi that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of PTGi that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The 10% Notes rank senior in right of payment to existing and future subordinated indebtedness of PTHI and the Guarantors. The 10% Notes rank equal in right of payment with all existing and future senior indebtedness of PTHI and the Guarantors. The 10% Notes rank junior to any priority lien obligations entered into by PTHI or the Guarantors in accordance with the 10% Notes Indenture.

Prior to March 15, 2013, PTHI may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, PTHI may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, PTHI may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

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

Net cash provided by operating activities was $23.9 million for the nine months ended September 30, 2012 as compared to $26.0 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net income, net of non-cash operating activity, provided $17.3 million of cash. Other major drivers included a decrease in accounts receivable of $15.2 million, partially offset by a decrease in accounts payable of $8.1 million.

Net cash provided by investing activities was $150.8 million for the nine months ended September 30, 2012 as compared to net cash used in investing activities of $9.2 million for the nine months ended September 30, 2011. Net cash provided by investing activities during the nine months ended September 30, 2012 included $177.7 million of net proceeds from the sale of Primus Australia, partially offset by $25.1 million of capital expenditures, $1.7 million used in the acquisition of businesses and $0.1 million from the increase in restricted cash.

Net cash used in financing activities was $148.9 million for the nine months ended September 30, 2012 as compared to $29.5 million for the nine months ended September 30, 2011. Net cash used in financing activities during the nine months ended September 30, 2012 included $119.0 million used to repurchase a portion of the 10% Notes, $13.8 million used to pay a special cash dividend to our shareholders, $12.9 million used to pay fees related to the repurchase of a portion of the 10% Notes and the Exchange Offers and Consent Solicitation, $1.7 million used to reduce the principal amounts outstanding on capital leases and $1.6 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by $0.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2012, we had $66.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of September 30, 2012, we have $9.4 million in future minimum purchase obligations, $57.5 million in future operating lease payments and $118.7 million of indebtedness.

Contractual Obligations

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2012:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	Purchase Obligations	Operating Leases	Total
2012 (as of September 30, 2012)	$36	$156	$5,810	$1,406	$3,457	$10,865
2013	74	312	11,620	4,301	12,266	28,573
2014	31	312	11,620	3,639	9,145	24,747
2015	6	312	11,620	41	7,287	19,266
2016	—	2,716	11,620	—	5,949	20,285
Thereafter	—	—	119,585	—	19,429	139,014

Total minimum principal & interest payments	147	3,808	171,875	9,387	57,533	242,750
Less: Amount representing interest	(12)	(1,405)	(55,679)	—	—	(57,096)

Total long-term obligations	$135	$2,403	$116,196	$9,387	$57,533	$185,654

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

Related Party Transactions

For a discussion of our “Related Party Transactions,” refer to Note 14—“Related Party Transactions” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

•	volatility in the volume and mix of trading activity on the Arbinet Exchange;

•

strengthening of the U.S. dollar against foreign currencies, which may reduce the amount of U.S. dollars generated from foreign operating subsidiaries and adversely affect our ability to service our significant debt obligations and pay corporate expenses;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications or Internet industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our liquidity and possible inability to service our substantial indebtedness;

•

an occurrence of a default or event of default under our indentures, including the Company’s ability to successfully defend against, and satisfy any liabilities arising out of, the alleged default under the 10% Notes Indenture;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•

management’s plans, goals, forecasts, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

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

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. During the nine months ended September 30, 2012, approximately 86% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of Primus Australia during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We historically have not engaged in hedging transactions. However, in connection with the divestiture of Primus Australia, we entered into a cash flow hedging agreement to mitigate the movements in the AUD versus the USD between the announcement date of the sale to the closing date of the sale, which occurred on May 31, 2012.

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

In the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, the USD was stronger on average as compared to the CAD, AUD, GBP, and EUR. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP, and EUR increased (decreased) (7.7%), (47.1%), (16.9%), and (271.9%), respectively, in their local currencies compared to the nine months ended September 30, 2011, and increased (decreased) (10.0%), (47.1%), (19.1%), and (321.8%), respectively, in USD.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, condensed consolidated financial position, results of operations or cash flows. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, condensed consolidated financial position, results of operations or cash flows.

10% Senior Notes Indenture Litigation

In addition to the matters described above, on September 17, 2012, PTHI consummated the repurchase of $119,035,219 aggregate principal amount of PTHI’s 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions, which amendments were memorialized in the Supplemental Indenture. See Item 2 of Part I of this Quarterly Report on Form 10-Q—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Repurchase of a Majority of 10% Senior Secured Notes due 2017.”

On September 17, 2012, a complaint and motion for temporary restraining order were filed in the Court of Chancery of the State of Delaware (referred to herein as the “Court”) under the caption Whitebox Advisors, LLC and River Ridge Master Fund Ltd. v. Primus Telecommunications Holding, Inc., Civil Action No. 7871-VCG, which complaint and motion were subsequently amended on September 19, 2012. The amended complaint alleges that the Supplemental Indenture was entered into in breach of certain covenants in the 10% Notes Indenture. The amended complaint seeks among other things to enjoin the Supplemental Indenture from becoming effective and to enjoin PTHI from acting in reliance upon it. On September 28, 2012, PTHI entered into a stipulation pursuant to which PTHI has agreed not to take any actions under the Supplemental Indenture that would not have otherwise been permitted by the 10% Notes Indenture (absent amendment by the Supplemental Indenture) until the matter is finally resolved on the merits or otherwise by the Court. A hearing on the relevant motions has been scheduled with the Court for Friday, January 4, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as set forth in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PTGi’s repurchases of its common stock during the third quarter of 2012 were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or programs (in millions)
Shares purchased in satisfaction of tax withholding obligations (1)
July 1, 2012 to July 31, 2012	1,259	$15.73	—	$—
August 1, 2012 to August 31, 2012	—	$—	—	$—
September 1, 2012 to September 30, 2012	—	$—	—	$—

Total	1,259	$15.73	—	$—

Shares purchased under a stock repurchase program (2)
July 1, 2012 to July 31, 2012	—	$—	—	$14.6
August 1, 2012 to August 31, 2012	—	$—	—	$14.6
September 1, 2012 to September 30, 2012	—	$—	—	$14.6

Total	—	$—	—	$14.6

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended September 30, 2012.
(2)	On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, PTGi may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the nine months ended September 30, 2012, PTGi did not purchase shares of common stock in connection with our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signatures page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 9, 2012	By:	/s/ James C. Keeley
James C. Keeley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Supplemental Indenture, dated as of September 17, 2012, by and among Primus Telecommunication Holding, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on September 17, 2012).

10.1^	Separation and Release Agreement, dated July 1, 2012, by and between Kenneth Schwarz and Primus Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 3, 2012).

10.2	Form of Letter Agreement relating to the repurchase by Primus Telecommunications Holding, Inc. of a portion of its 10% Senior Secured Notes due 2017 from certain selling holders (filed herewith).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.