Form 10-K
period 2012-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2013-03-14
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 900, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(703) 902-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The fair market value of the stock held by non-affiliates is $216,195,834 based on the sale price of the shares on June 30, 2012.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 14, 2013, 13,942,676 shares of Common Stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Introductory Note

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). We provide these services from our three business units: North America Telecom, BLACKIRON Data (previously known as “Data Center”) and ICS. Our two primary reportable operational segments are North America Telecom and BLACKIRON Data.

Our focus is on expanding our Growth Services, which includes our broadband, VoIP, data, and data center services, to fulfill the demand for high quality, competitively priced communications and data center services. This demand is being driven, in part, by the explosion of data being generated on a daily basis, the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

PTGi was formed as a corporation under the laws of Delaware in 1994.

Unless the context otherwise requires, in this Annual Report on Form 10-K, “PTGi,” means Primus Telecommunications Group, Incorporated and “Primus,” the “Company,” “we” and “our” mean PTGi together with its subsidiaries.

ITEM 1.	BUSINESS

General

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We currently classify our services into three categories: Growth Services, Traditional Services and ICS. We provide these services from our three business units: North America Telecom, BLACKIRON Data and ICS. Our two primary reportable operational segments are North America Telecom and BLACKIRON Data.

Our focus is on expanding our Growth Services in our North America Telecom and BLACKIRON Data business units. Within the North America Telecom unit, Growth Services include our broadband, VoIP and on-net Ethernet services. For our BLACKIRON Data unit, we are heavily focused on expansion of our colocation facilities, cloud computing and managed services. Both units fulfill the demand for high quality, competitively priced communications and data center services. This demand is being driven, in part, by the explosion of data being generated on a daily basis, the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. However, as discussed below under “—Our Business Units—ICS—Pursuit of Divestiture of ICS Business Unit,”

the Company is currently pursuing a sale or other disposition or disposal of its ICS business unit, which no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale.

Through our increased investments in infrastructure and sales and marketing spending focused on our Growth Services, we believe that over time the growth in our revenue from Growth Services will exceed the decline in our revenue from Traditional Services, and that Growth Services will therefore increase as a percentage of our total retail revenue.

We target customers with significant telecommunications and data management needs, including small- and medium- sized enterprises (“SMEs”), enterprise organizations, multinational corporations, residential customers, and other telecommunication carriers and resellers. We provide services over our global, facilities-based network, and through our Canadian data centers which consists of:

•	8 data centers in 5 cities in Canada (Toronto, Ottawa, London, Edmonton, and Vancouver);

•

13 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, Western Europe and the Asia-Pacific region;

•	approximately 120 interconnection points to our network, or points of presence (“POPs”), within our service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network;

•	a global network that uses high-bandwidth IP networking; and

•	a global VoIP network based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

Our Business Units

Within our three business units, North America Telecom, BLACKIRON Data, and ICS, we offer our customers a wide range of products categorized, with respect to our North America Telecom and BLACKIRON Data business units, by Growth Services and Traditional Services:

North America Telecom:

Growth Services:

•	VoIP services—Hosted IP-PBX, SIP Trunking, Residential Home Phone;

•	Carrier Grade Ethernet services over fiber and copper; and

•	Internet, including residential and business broadband services.

Traditional Services:

•	domestic and international long-distance voice services;

•	local landline services;

•	prepaid phone card services;

•	wireless Mobile Virtual Network Operator (MVNO) services; and

•	dial-up Internet services.

BLACKIRON Data:

Growth Services:

•	Colocation;

•	Cloud Computing—Public, Hybrid, Private;

•	Managed Services—System Admin, Storage, Security; and

•	Managed Networks.

Traditional Services:

•	Shared and dedicated server hosting.

ICS:

•	Internet-based protocol and time-division multiplexing ICS access and transport.

More specifically, our current ICS offerings combine products of Arbinet Corporation (“Arbinet”), which we acquired in February 2011, with our pre-existing international wholesale operations. Our ICS business unit provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and Internet service providers (“ISPs”). We, through our ICS offerings, are now the only major global provider to offer ICS customers the option to either acquire direct international connections through traditional interconnect arrangements or manage their access needs through the world’s leading online voice trading exchange—thexchange™ (the “Exchange”).

Pursuit of Divestiture of ICS Business Unit

During the second quarter of 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit. As a result, ICS is no longer a separate reportable business segment and has been classified as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Pursuit of Divestiture of ICS Business Unit.”

Growth Opportunities

We continue to selectively target growth opportunities in areas of growing demand for telecommunications, including broadband, VoIP, data, and data hosting center services. In order to accomplish this objective, we have sought, and continue to seek to:

•

manage our Traditional Services business for cash flow generation and prudently reinvest that cash flow in additional sales and marketing spending to gain market share, develop innovative and differentiated services, expand coverage and capacity of our existing data center and network infrastructure to service new customers and to migrate existing customers onto our network;

•	prudently expand Growth Services through our enhanced sales and marketing programs in order to steadily improve net revenue and contribution from these Growth Services; and

•	make targeted and prudent investments in support systems intended to reduce customer churn and customer service costs.

Strategy

Our objective is to continue to unlock the value intrinsic in the sum of our parts by building a scalable platform for growth, expanding margins and positive free cash flow by capturing existing and new consumer and SME opportunities in our primary market, and by evaluating our asset portfolio to invest in sustainable growth businesses and divest non-core assets. Key elements of the Company’s strategy to achieve this objective include:

•

Manage Traditional Services for Cash Flow and Reinvest in Growth Services. As the overall market shifts towards IP-based, wireless and broadband communications, the Company actively manages its profitable base of Traditional Services, such as long-distance voice and prepaid cards, to maximize free cash flow. This cash flow is then reinvested into the expansion of higher margin, on-network and high-ROI projects and services such as data centers, VoIP, data, and metro fiber services. Specifically, the Company is expanding its base of 8 data centers to meet the ongoing demand in Canada for high quality, competitively priced services; and is lighting metro fiber rings to position the company to leverage the 40,000 commercial customers it has with state-of-the-art high-capacity enterprise services. This overall strategy is enabling the Company to expand operating margins while funding substantial new growth initiatives that, in combination with strategic tuck-in acquisitions, should over time exceed the anticipated decline in revenue from Traditional Services.

•

Focus on Primary Market of Canada, Where the Company is an Established Alternative Telecom Provider. The Company is focused on investing in its primary market of Canada where the Company has the scalability, network and service offerings to effectively compete. The Company is also leveraging its scale in Canada to take advantage of the large market opportunity in the U.S. for next generation business voice and Residential VoIP services. The Primus brand name is well recognized nationally in Canada.

•

Bundle Traditional Voice Services with Growth Products to Increase Margins and Create Customer Loyalty. By bundling its traditional voice services with one or more of its local, broadband, VoIP, wireless, data and data center services and taking a prudent approach to sales and marketing investment, the Company seeks to increase net revenue per customer, enhance its profitability and improve its competitive ability to attract and retain additional new customers.

•

Leverage Network Infrastructure to Accelerate On-Net and Facilities-Based Services Growth. The Company has made significant capital investments in its global and local network infrastructure and actively targets customers it can serve through its own facilities (on-net) which provide higher margins, improved provisioning processes and better overall customer retention. By increasing the volume of voice and data traffic that the Company carries over its network, or through its ongoing initiatives of migrating existing customers on-net, the Company seeks to reduce operating costs as a percentage of revenue and introduce new products and services more efficiently through utilization of available network and data center facility infrastructure.

•

Use excess cash to opportunistically buy down debt. In September 2012, we repurchased $119.0 million in aggregate principal amount of our 10% Senior Secured Notes due 2017, which will result in reduced interest expense. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes.”

•

Unlock Value Embedded in the Sum of the Parts. PTGi’s senior management team is focused on driving individual business unit performance and executing on its key initiatives in order to create a track record of consistency and free cash flow growth from operations. This ability to create value through performance is expected to enhance total enterprise value of our consolidated portfolio.

2009 Voluntary Reorganization under Chapter 11

On March 16, 2009, PTGi and three of its non-operating holding company subsidiaries, Primus Telecommunications Holding, Inc. (“PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with PTGi, PTHI and PTII, collectively, the “Holding Companies”) each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). None of PTGi’s operating companies, which at the time included operating companies in the United States, Australia, Canada, India, Europe and Brazil, were included in the Bankruptcy Court filing. During the financial Reorganization of the Holding Companies, these operating units continued to manage and to operate their businesses normally.

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

Divestiture of Primus Australia

PTGi and PTII, an indirect wholly owned subsidiary of PTGi, entered into a definitive Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”), with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, pursuant to which PTII agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII. On May 31, 2012, we completed this transaction.

The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, approximately $USD 9.8 million (the “Retention Amount”) was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties is subject to a survival period of twelve months after the closing date and is limited to the Retention Amount. The Purchase Agreement contains customary warranties and covenants for a transaction of this nature. PTGi also provided M2 with a guarantee of the performance of PTII’s obligations under the Purchase Agreement. The purchase price was also subject to a customary post-closing working capital adjustment. During the fourth quarter of 2012, the Company paid to M2 $USD 4.4 million upon finalization of the working capital adjustment. See Note 18—“Discontinued Operations,” for further information.

For additional detail regarding the impact of the divestiture of Primus Australia and related transactions on our liquidity and capital resources, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Important Long-Term Liquidity and Capital Structure Developments—Divestiture of Primus Australia and Subsequent Asset Sale Tender Offer.”

Operating Segments

As a result of the sale of Primus Australia and the classification of our ICS business unit as held for sale, in 2012, we reorganized our remaining operating segments to better reflect our continuing operations. We currently have two reportable geographic segments, the United States and Canada, and three reportable operating segments, North America Telecom, BLACKIRON Data and Other. See Note 14—“Operating Segment and Related Information” for an illustrative view of selected financial information with respect to these reportable segments for each of the fiscal years ended December 31, 2012, 2011 and 2010. We have restated such reportable segment data for the prior periods presented to reflect the current organization of our reportable segments.

We operate our business segments through a corporate shared services model and through segment managers responsible for their respective business segments. We assess performance of and allocate resources to our segments, which are discussed in greater detail below.

North America Telecom

Our North America Telecom segment combines the retail telecom businesses in Canada and the United States.

Canadian Operations: Our Canadian operations represented 72.8% of our net revenue for the year ended December 31, 2012. We believe we are one of the largest alternative consumer service providers in Canada based on net revenue. We provide international and domestic long-distance voice, local, broadband, Ethernet, hosted-VoIP and wireless services to SMEs, residential customers and government agencies. We have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, London, and Edmonton. We operate international gateway switching, infrastructure in Toronto, Montreal, Ottawa, London, Edmonton and Vancouver and a nationwide SS7 network with signal transfer points (“STPs”) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and have use of a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 25 nodes on the backbone is equipped with synchronous optical networking (“SONET”) add/drop and IP equipment to provide a complete spectrum of voice and data communications products to our customers. Additionally, we operate next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Edmonton which provide on-net equal access coverage to an estimated 90% of the population of Canada. Together with and through a competitive local exchange carrier (“CLEC”) partner, we are co-located at 70 incumbent local exchange carriers (“ILECs”) central offices to provide DSL services, T1 access, network interconnection and local dial-tone. We operate a voice access network which consists of 99 POPs across the country, and we have built an on-net fiber network in downtown Ottawa that could reach more than 50 multi-tenant commercial buildings in the core. We market our services primarily through direct sales representatives to corporate and SME customers and Internet-based marketing, telemarketing, media advertising and independent agents targeting residential customers.

U.S. Operations: Our U.S. operations represented 14.3% of our net revenue for the year ended December 31, 2012. In the U.S., we provide international and domestic voice, data, business-class broadband, hosted IP-PBX, SIP trunking and VoIP services to SMEs and residential customers. Our sales personnel offer business customers voice, data and hosted IP-PBX services. See “—Sales and Marketing—Direct Sales Force.” To reach residential customers, we have advertised in national and regional newspapers, other publications and television channels which target expatriates to offer competitive rates for international and domestic telephone calls, and VoIP services. We also sell retail VoIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers. We maintain customer service centers in Florida, and also outsource selected customer service functions. We outsource our 24-hour global network management to a third party control center in India which monitors our global voice, Internet and data traffic. Additionally, we offer local and long-distance voice, and DSL services to SMEs in Puerto Rico. The focus continues to be on increased revenue, free cash flow and EBITDA, as well as customer service and customer growth.

BLACKIRON Data

Our BLACKIRON Data segment contains the pure data center operations in Canada and operates as BLACKIRON Data ULC (“BLACKIRON”), a wholly owned subsidiary of Primus Telecommunications Canada Inc., a Canadian corporation and wholly owned subsidiary of PTGi (“Primus Canada”). Our BLACKIRON Data operations represented 12.9% of our net revenue for the year ended December 31, 2012. BLACKIRON owns and operates a total of eight data centers in five major cities in Canada: two data centers in Ottawa, Ontario (totaling 14,800 potential max raised square feet), three data centers in Toronto, Ontario (totaling 36,400 potential max raised square feet), one data center in London, Ontario (totaling 30,000 potential max raised square feet), one data center in Edmonton, Alberta (totaling 8,400 potential max raised square feet), and one data center in Vancouver, British Columbia (totaling 2,200 potential max raised square feet), through which we offer colocation, cloud computing, managed services, storage, backup, and other value added services. We have an extensive relationship with carriers across Canada to provide fully managed connectivity for all of our customers to our state-of-the-art data centers. Our most recent build in Toronto is the first and only Uptime Institute certified for design and construction Tier 3 data center in Canada. We market our services primarily through a combination of direct sales and partner channel to mid-market, enterprise and government organizations.

Other

ICS. During the second quarter of 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. As a result, the Company has applied retrospective adjustments for 2011, 2010, 2009 and 2008 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

The Company continues to actively solicit a sale or other disposition of its ICS business unit. Our ICS operations represented 41.6% of our net revenue for the year ended December 31, 2011. Our ICS business segment provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and ISPs.

Our European ICS operations are headquartered in London.

Australia. During the second quarter of 2012, the Company sold its Australian segment. As a result, the Company has applied retrospective adjustments for 2011, 2010, 2009 and 2008 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 18—“Discontinued Operations,” for further information.

Brazil. During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010, 2009 and 2008 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 18—“Discontinued Operations,” for further information.

Europe. During the third quarter of 2010, the Company discontinued its Europe segment, which was also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009 and 2008 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 18—“Discontinued Operations,” for further information.

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

Switching Systems. Our network makes use of 13 carrier-grade international gateway and domestic switch systems, Internet routers and media gateways in the U.S., Canada, Western Europe, and the Asia-Pacific region.

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

Network Management and Control. We own and operate network management control centers in Toronto, Canada; Herndon, Virginia; and London, England, which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. Additional network monitoring, network management, and traffic management services are supported from our contingent Network Management Center located in Gurgaon, India. These network management control centers operate seven days per week and 24 hours per day.

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to customers data and voice communications services, including dial-up, broadband and dedicated Internet access, hosting, e-commerce, managed VPN services and VoIP.

Data Centers. We offer world-class data center facilities with seven days per week and 24 hours per day customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generators; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; closed-circuit television and video security systems; and 24 x 7 building system and network monitoring. We have built the first and only Uptime Institute design and construction certified Tier 3 Data Center in Canada. This flagship Data Center is also LEED certified for significant environmental achievements.

Customers

Our residential customers are attracted to us because of competitive pricing as compared to traditional carriers and responsive customer service and support. We offer VoIP, broadband Internet access, local access, long-distance and wireless products to our residential customers in select markets. We are expanding our local and broadband offerings to additional markets and are focused on bundling them.

Our business sales and marketing efforts primarily target SMEs with data, voice, Internet and managed hosting needs. We also strategically target large multinational businesses and governments.

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

No single customer accounted for greater than 10% of net revenue for the year ended December 31, 2012, 2011 or 2010.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. Our direct sales force is focused on business customers, including multinational businesses and governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customer’s current product mix. Direct sales personnel are generally compensated with a base salary plus commissions. We have Canadian sales offices in Edmonton, Toronto, Vancouver, Ottawa and London. In addition, we maintain an international direct sales team which exclusively sells services to ICS customers including other telecommunications carriers and resellers.

•

Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on SMEs and residential consumers. An agent receives commissions based on revenue generated by customers obtained for us by the agent. The agents are nonexclusive to us.

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

•	Third Party Distribution Agreements and Affinity Channels. We attempt to achieve brand recognition through use of the “Primus®,” “BLACKIRON Data®,” “Lingo®” and “TELEGROUP®” registered

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

Management Information and Billing Systems

We operate various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements, we use several systems developed in-house as well as third party systems.

We believe that our financial reporting and billing systems are generally adequate to meet our business needs. However, in the future, we may determine that we need to invest additional capital to purchase hardware and software, license more specialized software and increase our capacity.

Competition

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. These trends have resulted in, and we expect them to continue to result in, increasingly intense competition from other telecommunication service providers of voice and Internet and data based services, as discussed further below.

With respect to voice-based services, we believe that long-distance service providers compete on the basis of price, customer service, product quality and breadth and bundling of services offered. In each of our markets, we have numerous competitors including wireline, wireless, VoIP and cable competitors. We believe that competition in our markets will continue to increase. Prices for long-distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling.

The following summaries contain more specific information on how regulatory and other industry trends have impacted competition for our voice and Internet and data based services in the geographic segments in which we operate:

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunications companies in their respective territories, of which the largest are those owned by BCE, Inc. (“Bell Canada”) in central Canada, and TELUS Corporation (“TELUS”) and MTS Allstream, Inc. (“MTS”) in western Canada, and the large cable companies, including Rogers Communications, Inc. (“Rogers”), Shaw Communications Inc. (“Shaw”), Cogeco Cable Inc. (“Cogeco”) and Vidéotron G.P. (“Vidéotron”), who have launched their own telecom service portfolios. We also compete against smaller resellers. In the highly competitive business market, we compete with Bell Canada and TELUS, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national divisions of MTS, Rogers, Shaw and other smaller carriers, including Bragg Communications Inc., Cogeco and Vidéotron. Major wireless carriers are also a significant source of competition.

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

Internet and Data. The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs, Web hosting companies, local exchange carriers (“LECs”), cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, product portfolios, market presence and brand recognition than we do.

See Item 1A, “Risk Factors—Risks Related to Our Industry and Overall Business—We are substantially smaller than our major competitors, whose marketing and pricing decisions and relative size advantage could adversely affect our ability to attract and to retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition” and “Risk Factors—Risks Related to Our Industry and Overall Business—Given strong competition in delivering individual and bundled local, wireless, broadband, DSL and VoIP services, we may not be able to operate successfully or expand these parts of our business,” for additional information regarding the risks associated with the intense competition that we face in the telecommunications industry.

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

On November 29, 2012, the FCC released an order removing the requirement for facilities-based U.S. carriers, like us, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on all remaining U.S.-international routes with the exception of Cuba , thereby allowing carriers to negotiate market-based arrangements on those routes The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information about any above-benchmark settlement rates to the FCC on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. We may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers. We cannot predict the actions the FCC will take in the future or their potential effect on our international termination rates, costs, or revenues.

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

The FCC has adopted major changes to its rules regarding LEC access charges, which have created uncertainty concerning our termination and origination costs as well as possible competitive pressures affecting our retail pricing.

Interstate telecommunications carriers and VoIP providers are required to contribute to the federal Universal Service Fund (“USF”). If the FCC or the Universal Service Fund Administrator were to determine that the USF reporting for the Company, including our subsidiaries Primus Telecommunications, Inc. (“PTI”) and Lingo, Inc. (“Lingo”), is not accurate or in compliance with FCC rules, we could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

Voice-over-Internet Protocol (VoIP). VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We offer such services. For many years the FCC has been considering whether to classify such services as “telecommunications services” or “information services” under the Communications Act. Information services are generally subject to less regulation than telecommunications services. However, the FCC has extended a number of regulatory obligations normally applicable to telecommunications services to VoIP services, irrespective of the lack of clarity regarding the classification of such services. These include the obligation to (1) contribute to the USF; (2) comply with CALEA; (3) comply with the FCC’s rules regarding protecting customer proprietary network information (“CPNI”); (4) provide enhanced 911 emergency (“E911”) services, and to disclose limitations on such services to end users; (5) permit customers to keep their telephone number when changing from one carrier to another; (6) deploy equipment and provide services that make reasonable accommodations for the needs of disabled persons; (7) pay a variety of regulatory fees; (8) notify customers of service disconnection under certain circumstances; (9) pay intercarrier compensation charges to other carriers for termination of VoIP calls; and (10) notify the FCC of service outages in certain circumstances. We cannot predict what other regulatory obligations, if any, will be imposed on our VoIP operations, nor can we predict whether the FCC will eventually classify VoIP as a telecommunications service and, if it does, what additional regulatory obligations, if any, the FCC would choose to impose on such services. The uncertainty regarding the regulatory obligations applicable to interconnected VoIP services presents a number of situations which could have a material negative impact on our operating costs and profitability. These potential regulatory developments include:

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

•

With respect to our VoIP-related 911 obligations, we have contracted with a third party provider that is a market leader in emergency 911 service solutions to provide these services. Our ability to expand our VoIP services in the future may depend on the ability of that provider to provide E911 access or any additional 911-related obligations the FCC may impose. At present, and similar to many other VoIP providers, for some of our customers we cannot offer VoIP E911 services that route emergency calls in a manner fully consistent with the FCC rules. We are addressing this issue with our VoIP E911 solutions provider. The FCC may determine that our VoIP E911 solution for some of our customers does not satisfy the FCC’s requirements, in which case the FCC could require us to disconnect a significant number of our VoIP subscribers, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. We cannot predict the outcome of this proceeding, nor its impact on us, at this time.

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

•

The FCC has also extended to VoIP providers the obligations of Section 225 of the Communications Act, which among other things requires contributing to the Telecommunications Relay Services fund, and the offering of 711 abbreviated dialing for access to relay services. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with them. For example, the FCC mandates that interconnected VoIP providers like us must transmit 711 calls to a relay center that facilitates the ability of speech- and hearing-impaired individuals to communicate. The FCC issued a temporary waiver of that requirement insofar as it requires such providers to transmit the 711 call to an “appropriate relay center,” meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller’s last registered address. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability provisions.

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

•

On November 18, 2011, the FCC released an order that adopted substantial reforms to the system under which service providers compensate each other for interstate, intrastate, and local traffic origination and termination services, including VoIP traffic that originates or terminates on the public switched telephone network (“PSTN”) (i.e., intercarrier compensation), and imposing new call signaling requirements on VoIP and other service providers. The FCC’s rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the Company’s traffic absent specific agreements that provide the appropriate rate to be charged for such traffic when passed between us and other carriers. Specifically, for VoIP traffic that originates or terminates on the PSTN, the order established a transitional framework that: (1) establishes default intercarrier compensation rates for “toll” VoIP-PSTN traffic that are equal to interstate access rates applicable to non-VoIP traffic; (2) establishes default intercarrier compensation rates for other VoIP-PSTN traffic that will be the otherwise-applicable reciprocal compensation rates (i.e., local traffic); and (3) allows carriers to tariff these default charges in the relevant federal and state tariffs to be applied in the absence of an agreement for different intercarrier compensation. The rules also provided for a multiyear transition to a national “bill-and-keep” framework as the ultimate end state for all telecommunications traffic exchanged with a LEC. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers. To the extent that the Company transmits traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately would be reduced as the intercarrier compensation system transitions to a bill-and-keep framework.

•

The November 18, 2011 order also adopted rules to address “phantom traffic,” i.e., calls for which identifying information is missing or masked in ways that frustrate intercarrier billing. Specifically, the FCC’s rules require service providers that originate interstate or intrastate traffic on the PSTN, or that originate interstate or intrastate interconnected VoIP traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number (“CPN”) or charge number (“CN”) signaling information they receive from other providers unaltered, to subsequent providers in the call path. While the Company believes that it is in compliance with this rule, to the extent that we pass traffic that does not have appropriate CPN or CN information, we could be subject to fines, cease and desist orders, or other penalties.

•

On February 21, 2012, the FCC released an order applying the FCC’s service outage reporting rules to interconnected VoIP service providers. Under these new requirements, interconnected VoIP providers must submit electronically notifications to the FCC in the event of certain types of service outages and disruptions. The rules provide different reporting deadlines depending on the type and severity of the outage. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new service outage reporting requirements.

State Regulation. Traditional long-distance calls for which the caller and recipient are both located in the same state are subject to regulation by that state. Our intrastate long-distance operations are therefore subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. PTI, our principal operating subsidiary in the U.S., maintains the necessary certificate and tariff approvals, to provide intrastate long-distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Some states also require carriers to file periodic reports, pay various fees and surcharges, including universal service and 911 surcharges, and comply with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities or debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The regional bell operating companies (“RBOCs”) and other

LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to USFs in some states.

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

Canada

We operate in Canada as a non-facilities based reseller and facilities-based carrier through Primus Canada, a Canadian corporation and wholly owned subsidiary of PTGi. Separate from our operations as a reseller of telecommunications services in Canada, we operate carrier services through Globility Communications Corporation (“Globility”), a wholly owned subsidiary that operates in most major urban areas across Canada. Prior to July 31, 2012, due to foreign ownership restrictions then in place, we owned a minority interest in Globility. However, as a result of changes to the Telecommunications Act (as amended, the “Canadian Telecommunications Act”) discussed below under “—Foreign Ownership Restrictions,” we were no longer restricted by foreign ownership requirements and so purchased the remaining interest in Globility on July 31, 2012. These operations are subject to differing regulations and operational considerations.

Through our reseller operations, we offer telecommunication services through the use of leased facilities and certain exempt transmission equipment. As a reseller, we are not subject to direct regulation by the Canadian Radio-television and Telecommunications Commission (“CRTC”) pursuant to the Telecommunications Act (as amended, the “Canadian Telecommunications Act”). We may resell long-distance service, local telephone service, wireless service, Internet access and other telecommunication services without the regulation of our rates, prices or the requirement to file tariffs.

Our facilities-based carrier operations are permitted to own and operate transmission facilities and provide competitive local exchange services. Pursuant to the Telecommunications Act, we operate as a telecommunications common carrier and are therefore subject to direct regulation by the CRTC. We may own and operate transmission facilities and provide local exchange services subject to certain regulatory and tariff requirements.

Regulation. The CRTC has issued various decisions and constructed certain frameworks that directly affect our obligations and operations as a non-facilities based reseller and facilities-based carrier.

The CRTC maintains a revenue-based contribution regime to support universal access. All telephone service providers, including us, are required to remit a percentage of eligible revenues to subsidize the provision of telephone service in high cost service areas. Decisions by the CRTC to increase the effectiveness of the framework have lowered our contribution expenses since the introduction of the revised regime in 2001.

Pursuant to revisions to the CRTC Telecommunications Fees Regulations, we are required to contribute to the recovery of the telecommunication related regulatory costs of the CRTC. The applicable contribution amount is based on the total regulatory costs published by the CRTC and assessed based the percentage of our contribution-eligible revenues relative to the total contribution-eligible revenues of all eligible telecommunication service providers.

As required as part of our competitive local exchange service operations, we are required to contribute funding to the Canadian Numbering Administration Consortium Inc. to recover costs related to numbering administration.

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

•

Message Relay Service. All local resellers, including VoIP providers, are required to provide access to message relay service. This is to include both Teletypewriter Relay Service and, as of July 21, 2010, Internet Protocol Relay Service.

We also operate as a non-facilities based Internet service provider, both as a reseller of high speed Internet service and a digital subscriber line (“DSL”) provider. As such, we are subject to certain obligations passed on through our contractual arrangements with LECs from which we purchase services. These include:

•	Registration. We are required to be registered with the CRTC to provide these services.

•	Disclosure. All Internet service providers are required to disclose the technological and economic traffic management practices that are applied to their Internet services.

In addition, we operate as a CLEC that provides local exchange services. These operations are subject to certain direct regulatory requirements and obligations set out by the CRTC. These include:

•	Registration. We are required to be registered with the CRTC to provide these services.

•	Tariffs. We are required to maintain tariffs that govern interconnection operations and agreements.

•	The Provision of 911 Services. We are required to provide 911 service equivalent to that provided by the ILEC.

•	Number Portability. We are required to permit the porting out of local numbers.

•	Agreements. We are required to enter into inter-carrier, interconnection agreements, 911 service, and other service agreements with other LECs.

•

Local Exchange Entry Obligations. We are required to satisfy certain pre and post entry obligations when entering a new serving area. These obligations include, for example, notice of intention, obtaining central office codes, completion of required interconnection agreements and notice of completion.

•

Contract Obligations with Other Providers. We are required to include certain regulatory obligations in our agreements with resellers, such as 911 obligations, as to subject them indirectly to regulations determined by the CRTC.

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

•

Ownership and Control Filings. Pursuant to our operations as a telecommunications common carrier, we are required to attest that we satisfy the eligibility requirements to operate pursuant to the Telecommunications Act.

•	Commissioner for Complaints for Telecommunications Services (“CCTS”). We are required to be a participating provider in the CCTS, a customer complaint resolution body.

We rely on certain leased facilities and services to provide telecommunications services. Some of these services and facilities are required to be made available on a wholesale basis by incumbent providers as the result of CRTC regulation. These services and facilities are also subject to other regulation and policies, such as direct rate regulation, that impacts the respective service and facility rates and availability. In addition, we are subject to certain indirect regulation that applies to all competitors that utilize these services and facilities.

Price Cap Framework. In a Price Cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services, i.e., certain facilities and services required by competitors to provide telecommunications services to their end-customers and mandated by the CRTC (see discussion of the new framework for ICS, below). The Price Cap formula set out in this decision required the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity offset of 3.5%. The rates of other service groupings were “capped” and others were “uncapped” with upward pricing constraints. In a decision dated April 2007, the CRTC issued the parameters of the new Price Cap framework. The new Price Cap framework is similar to the previous framework in that rates for service groupings are “capped,” “uncapped” and subject to upward or downward pricing constraints. The productivity offset still applies to selected services. CRTC decided not to impose an expiry date for the current Price Cap framework. Accordingly, the current Price Cap framework continues to allow for certain savings on competitor services for resellers.

The Policy Direction. In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a Policy Direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. The Policy Direction has had an impact on CRTC decisions, including those described immediately below. The Policy Direction directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the ICS and retail markets for the service in the absence of mandated access to ICS, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

Wholesale and Essential Services. On March 3, 2008, the CRTC issued a decision revising the definition of an essential service and the classifications and pricing principles under which facilities-based carriers are to offer specified facilities and services on a wholesale basis to competitors at regulated rates. Under this revised regulatory framework for wholesale services and facilities, the CRTC has classified existing wholesale services and facilities into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non-essential subject to phase-out. Access to services classified as non-essential subject to phase-out is pursuant to negotiated commercial terms upon deregulations. More than a third of wholesale services have been deregulated as of 2012, including intra-exchange transport services which are used to interconnect our sites where we have located DSLAM equipment. The area likely to have the next-largest impact involves high-speed access to business services, which is to be deregulated in 2013. A further review of the framework is scheduled for 2014.

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

Wholesale High-Speed Internet Access Services. In a decision dated August 2010, the CRTC upheld its decision to require the ILECs and cable companies to provide wholesale Internet access services at speeds equivalent to their retail offerings. This decision extended the requirement to the ILEC and cable companies’ Internet access services provided over next-generation facilities, such as fiber-to-the-node, where deployed.

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

Economic Traffic Management Practices on Wholesale Internet Access Services. In November 2011, the CRTC approved a new capacity-based billing framework for incumbents seeking to apply economic traffic management practices on their residential wholesale Internet access services. The CRTC also permitted incumbents seeking to maintain flat-rate models to do so. In addition, the CRTC determined that business wholesale Internet access services will remain flat-rated and not subject to the new capacity-based billing framework. A CRTC decision on the final capacity and access rates and other matters related to framework is outstanding and will be released in the first quarter of 2013. While this new framework will require potential changes to the retail residential services that we provide using these services, it provides us with the ability to offer differentiated and innovative services. In addition, the retail Internet service that we provide through ILEC facilities obtained via strategic arrangements with CLECs will not be impacted by this new framework.

Competition. Long-distance competition has been in place in Canada since 1990 for long-distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the ILECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long-distance providers to dial additional digits when placing long-distance calls. Bell Canada and TELUS are the two largest ILECs in Canada, with the former operating mainly in the Canadian provinces of Ontario and Quebec and the latter operating mainly in the Canadian provinces of British Columbia and Alberta. MTS Inc., the ILEC serving the Canadian province of Manitoba, acquired Allstream Inc. (formerly AT&T Canada Corp.) in 2004 and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers in 2005. Cable companies, such as Rogers, Shaw and Vidéotron, launched their local telephone services in July 2005. Their local service is provided either via their cable network or acquired CLEC (i.e., Call-Net) or on a resold basis from an underlying LEC.

As markets become competitive, the Canadian Telecommunications Act permits the CRTC to forbear from regulating the rates and terms of service of Canadian carriers. The long-distance rates of Canadian ILECs have largely been forborne from regulation since 1997. The ILECs’ rates for retail Internet services were forborne from regulation in 1999. On April 6, 2006, the CRTC established a framework for forbearance in respect of local services by defining the geographic markets in which the CRTC will forbear from regulating as the criteria for deregulation are met, and by establishing these criteria. On April 4, 2007 the Governor-in-Council varied this framework by reducing the size of the geographic market in which the criteria are to be met and by relaxing the criteria to be met. As of 2011, approximately 82% of all residential local lines and 76% of commercial local lines in Canada have been deregulated.

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

In 2012, the Canadian Telecommunications Act was amended as to remove the foreign ownership restrictions for Canadian carriers that have total annual telecommunications revenues that are less than 10% of the total Canadian telecommunications service revenues as calculated by the CRTC (the “10% threshold”). Canadian carriers that operate pursuant to this exemption will be permitted to continue operating under the exemption if their revenues exceed the 10% threshold, provided the growth is organic. Canadian carriers that operate pursuant to this exemption are also subject to the obligation to report any acquisition of another Canadian carrier or its assets to the CRTC and are restricted from acquiring another Canadian carrier if revenues exceed the 10% threshold.

Other Canadian Interests

Following the amendments to the Canadian Telecommunications Act that loosened the foreign ownership restrictions for Canadian carriers, PTGi acquired 100% of the interest in Globility.

Employees

The following table summarizes the number of our employees as of December 31, 2012 by region:

Total
Canada	696
United States	116
Europe (International Carrier Services)	22

Total	834

As of December 31, 2012, 821 of these employees were full-time employees. We have never experienced a work stoppage.

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

The global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval over the past several years. Many major economies worldwide entered significant economic recessions beginning in 2007 and continue to experience economic weakness, with the potential for another economic downturn to occur. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence and demand, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending. Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access capital markets and obtain capital lease financing to meet liquidity needs.

There are uncertainties associated with our continued exploration and evaluation of strategic alternatives to enhance shareholder value.

On October 4, 2011, we announced that a Special Committee of PTGi’s Board of Directors was exploring and evaluating strategic alternatives to enhance shareholder value. As discussed above under Item 1, “Business—Divestiture of Primus Australia,” we sold all of the equity interests of Primus Australia to M2 in May 2012. Also, as discussed above under Item 1, “Business—Our Business Units—ICS—Pursuit of Divestiture of ICS Business Unit,” in June 2012, PTGi’s Board of Directors committed to dispose of, and is actively soliciting a sale or other disposition of, the Company’s ICS business unit. However, in addition to the sale of Primus Australia and the possible sale or other disposition or disposal of ICS, the Special Committee continues to explore and evaluate other strategic alternatives to enhance shareholder value, which may include (but may not be limited to) a sale, merger or other business combination, a recapitalization, a joint venture arrangement, the sale or spinoff of our assets or one or more of our business units, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.

Except as described above, there can be no assurance that any such transaction will be pursued or consummated. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses. See, for example, “—The sale of Primus Australia substantially reduced our revenue” and “—Risks Associated with the ICS Business—We may encounter difficulties and incur costs in pursuing the divestiture plan associated with our ICS business unit, which could adversely impact our business and results of operations” for a discussion of specific risks associated with the disposition of Primus Australia and the proposed disposition of ICS, respectively.

Strengthening of the United States Dollar (“USD”) against certain foreign currencies, including the Canadian dollar (“CAD”), reduces the amount of USDs generated from foreign currency payments from our foreign operating subsidiaries and may adversely affect our results of operations and our ability to service our debt.

A significant portion of our net revenue (about 86% for the year ended December 31, 2012) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada, generate cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net operating cash flow from our operating subsidiaries outside the U.S., which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments and paying corporate expenses. Changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations.

From December 31, 2008 to December 31, 2009, the CAD increased by 11% relative to the USD, which had a positive impact on amounts of USDs transferred to U.S. parent entities. From December 31, 2009 to December 31, 2010, the CAD increased by 5% relative to the USD. From December 31, 2010 to December 31, 2011, the CAD decreased by 1% relative to the USD. And from December 31, 2011 to December 31, 2012, the CAD increased by 3% relative to the USD. Due to the large percentage of our operations conducted outside of the U.S., and the cash transfers from these foreign operating subsidiaries to the U.S. parent, a strengthening of the USD relative to the CAD could have an adverse impact on future results of operations and could adversely affect our ability to service our significant debt obligations and make principal payments at the parent entity level, and pay corporate expenses.

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

•

Canada: TELUS, Bell Canada, MTS, Saskatchewan Telecommunications, wireless providers, including Rogers, TELUS, Bell Canada, Bragg Communications Inc., Cogeco, Quebecor Inc. and Shaw, cable companies, and other service providers and resellers including Globalive Communications Corp. in Canada.

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

The ICS business faces competition for its voice trading services from communication services providers’ traditional processes and new companies that may be able to create centralized trading solutions that replicate ICS’s voice trading platforms. The ICS business’ PrivateExchange and AssuredAxcess solutions may compete with communication services providers’ traditional processes, communication services providers themselves and potentially other companies that provide software and services to communication services providers. The ICS business faces competition for its data trading services from ISPs and Internet capacity resellers, and to a lesser extent, software-based, Internet infrastructure companies and Internet network service providers. These companies may be more effective in attracting voice traffic than the Exchange and Carrier Services offerings (“Carrier Services”).

Once communications services providers have established business relationships with competitors to the ICS business, it could be extremely difficult to convince them to utilize the Exchange or Carrier Services. These competitors may be able to develop services or processes that are superior to ICS’s services or processes, or that achieve greater industry acceptance. Where the ICS business competes with traditional processes, it may be particularly difficult to convince customers to utilize the Exchange or Carrier Services.

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

Several long-distance carriers in the U.S., and Canada and the major wireless carriers and cable companies have introduced pricing and product bundling strategies that provide for fixed, low rates or unlimited plans for domestic and international calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, which we set to remain competitive, is not offset by similar declines in our costs. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

The sale of Primus Australia substantially reduced our revenue.

As described above under Item 1, “Business—Divestiture of Primus Australia,” the Company divested its Australian operations pursuant to the sale of Primus Australia to M2, which transaction was consummated on May 31, 2012. Our Australian operations accounted for approximately $66.8 million, or 28.6%, of our net revenues, exclusive of the currency effect, for the three months ended March 31, 2012 and approximately $254.9 million, or 27.2%, of our net revenues, exclusive of the currency effect, for the fiscal year ended December 31, 2011. Following the divestiture of Primus Australia, our ability to produce revenues will therefore be substantially reduced. There can be no assurance that the proceeds from the divestiture and the revenues and profits generated from the remaining operations of the Company, along with other capital that we have access to, will be adequate to sustain our business objectives.

Given strong competition in delivering individual and bundled local, wireless, broadband, DSL and VoIP services, we may not be able to operate successfully or expand these parts of our business.

We have accelerated initiatives to become an integrated wireline and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline voice and Internet customers to our competitors’ bundled wireline, wireless and broadband service offerings. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant presence in the relevant market or internationally. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers, cable companies and other new entrants that have expanded into the market for broadband, VoIP, Internet services, data and hosting and traditional voice services. In addition, regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we (1) may not be able to expand successfully; (2) may experience margin pressure; (3) may face quarterly revenue and operating results variability; (4) may have limited resources to develop and to market our new services; and (5) may have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse revenue declines in our traditional long-distance voice and dial-up ISP services or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

Our positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace to focus on Growth Services segments of the telecom market, including broadband, VoIP, data, and data center services may place a significant strain on our management, operational and financial resources and increase demand on our systems and controls. To manage our market positioning effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to expand its coverage and capacity including the data centers expansion, maintain or improve our service quality levels, purchase and utilize other transmission facilities, evolve our support and billing systems and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet our debt service or working capital requirements.

While we recognized net income of $27.9 million in 2012 (after taking into account $94.3 million of gain from the sale of discontinued operations, net of tax), we incurred a net loss of $38.7 million in 2011 and have incurred losses in prior periods. We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the year ended December 31, 2012, derived about 86% of our net revenues by providing services outside of the U.S. We are smaller than the principal or incumbent telecommunications carriers that operate in each of the jurisdictions where we operate, including in international markets. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of products and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on generally better prevailing terms. Moreover, the incumbent carriers may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (A) obtain the permits and operating licenses required for us to operate in the new service areas; (B) obtain access to local transmission facilities on economically acceptable terms; or (C) market services in international markets.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VoIP, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband Internet and VoIP services, are a substantial competitive threat. As the overall market for domestic and international long-distance and traditional local services continues to decline in favor of Internet-based, wireless, and broadband communications, revenue contribution from our Traditional Services has been consequently declining. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

The loss of the services of our Executive Chairman of the Board of Directors, President and Chief Executive Officer or other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

At various times in the past, our disclosure controls and procedures and internal control over financial reporting have been determined not to be effective. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

At various times in the past, in evaluating the effectiveness of our internal control over financial reporting, our management identified control deficiencies in our controls and procedures in the areas of accounting for income taxes and for foreign currency transaction gain (loss), and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there was more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management has taken steps in each case to address the control deficiencies and has concluded that we maintained effective internal control over financial reporting as of December 31, 2012 and that our disclosure controls and procedures were effective as of that date. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting or deficiencies in the effectiveness of our disclosure controls and procedures will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in future errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Financial information for periods after July 1, 2009 will not be comparable to our financial information from periods before July 1, 2009 due to our Reorganization and the application of fresh-start accounting to our financial statements.

Upon the Holding Companies’ emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC No. 805, “Business Combinations” (“ASC 805”), using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at June 30, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future consolidated balance sheets and consolidated condensed statements of operations data will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

We may encounter difficulties and incur costs in pursuing the divestiture plan associated with our ICS business unit, which could adversely impact our business and results of operations.

As described above under Item 1, “Business—Our Business Units—ICS—Pursuit of Divestiture of ICS Business Unit,” on June 28, 2012, PTGi’s Board of Directors committed to dispose of and is actively soliciting a sale or other disposition of the Company’s ICS business unit. We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of our ICS business unit. There is no guarantee that the planned divestiture will occur or will not be significantly delayed, and there can be no assurance that analysts and investors will place greater value on the Company following any such divestiture. Completion of the plan of divestiture is also subject to a number of factors. Our divestiture plan may require a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operations of our other business units. If we are unable to successfully address any of these risks, our business and results of operations may be adversely impacted.

The members of the Exchange may not trade on the Exchange or utilize ICS’s other services due to, among other things, the lack of a liquid market, which may materially harm the ICS business. Volatility in trading volumes may have a significant adverse effect on the ICS business’ financial condition and operating results, which could have a negative impact on the amount we may realize from the planned sale of ICS.

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

Maintaining international operations will subject ICS to additional risks and uncertainties.

ICS maintains international operations, which will subject ICS to additional risks and uncertainties. ICS has established delivery points in New York City, London, Frankfurt, Miami and Hong Kong. Foreign operations are subject to a variety of additional risks that could have an adverse effect on ICS’s business, including:

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

ICS’s inability to manage these risks effectively could result in increased costs and distractions and may adversely affect ICS’s business, financial condition and operating results, which could negatively impact the amount we may realize from the planned sale of ICS.

Any failure of ICS’s physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results, which could negatively impact the amount we may realize from the planned sale of ICS.

ICS’s business depends on providing customers with highly reliable service. ICS must protect its infrastructure and any colocated equipment of the members located in ICS’s exchange delivery points, or EDPs. ICS’s EDPs, the technology and the services ICS provides are subject to failure resulting from numerous factors, including:

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

Upon the occurrence of certain change of control events specified in the indenture (as amended or supplemented from time to time, the “10% Notes Indenture”) governing our 10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017 (collectively, the “10% Notes”), our subsidiary that issued the 10% Notes will be required to offer to repurchase all outstanding 10% Notes at 100% of the principal amount thereof plus, without duplication, accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that the issuer will not have sufficient funds at the time of the change of control to make the required repurchase of all 10% Notes delivered by holders seeking to exercise their repurchase rights, particularly as that change of control may trigger a similar repurchase requirement for, or result in an event of a default under or the acceleration of, other indebtedness (or the instruments governing such indebtedness). Moreover, restrictions in the instruments governing our future indebtedness may not allow such repurchases. Any failure by the issuer to repurchase the 10% Notes upon a change of control would result in an event of default under the 10% Notes Indenture and may also constitute a cross-default on other indebtedness (or the instruments governing such indebtedness) existing at that time.

The 10% Notes Indenture contains significant operating and financial restrictions which may limit our ability and our restricted subsidiaries’ ability to operate their businesses.

The 10% Notes Indenture contains significant operating and financial restrictions on PTGi and its restricted subsidiaries. These restrictions limit the ability of PTGi and its restricted subsidiaries to, among other things:

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

These restrictions could limit the ability of PTGi and its restricted subsidiaries to finance their future operations or capital needs, make acquisitions or pursue available business opportunities. PTGi and its restricted subsidiaries may be required to take action to reduce their debt or act in a manner contrary to their business objectives to satisfy these covenants. Events beyond the control of PTGi and its restricted subsidiaries, including changes in economic and business conditions in the markets in which they operate, may affect their ability to do so. PTGi and its restricted subsidiaries may not be able to satisfy these covenants. A breach of any of the covenants in the 10% Notes Indenture could result in a default under the 10% Notes Indenture, which could lead to the debt under the 10% Notes Indenture becoming immediately due and payable and foreclosure on our assets that secure our obligations with respect to the 10% Notes. A default under the10% Notes Indenture could, in turn, result in a default under other debt instruments and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any. Any such defaults could materially impair our financial conditions and liquidity.

We have a substantial amount of indebtedness.

As of December 31, 2012, we had $127.0 million of long-term obligations. Our substantial indebtedness has important consequences. For example, it:

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

We may incur additional debt in the future, including debt secured by the collateral that secures our 10% Notes, as well as other assets that do not secure such notes. Although the 10% Notes Indenture contains, and future indebtedness documents may contain, restrictions on our ability to incur additional indebtedness, those restrictions are, or may be, subject to a number of exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. In addition, if we are able to designate some of the restricted subsidiaries under the 10% Notes Indenture as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in such Indenture and engage in other activities in which restricted subsidiaries may not engage. If we incur any additional secured debt that ranks equally with the 10% Notes, the holders of that debt will be entitled to share ratably with the holders of the 10% Notes in any proceeds distributed in connection with any bankruptcy, liquidation, reorganization or similar proceedings. Adding new debt to current debt levels could intensify the related risks that we now face.

There are no assurances that our common stock will remain listed on the NYSE.

On June 23, 2011, PTGi began to trade its common stock on the NYSE under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased. In order to maintain the listing of PTGi’s common stock on NYSE, we must comply with listing requirements with respect to, among other things, corporate governance, communications with shareholders and the trading price of PTGi’s common stock. Although we believe that we are currently in compliance with NYSE listing standards, there can be no assurance that we will continue to be in compliance in the future. If we fail to comply with these listing standards, NYSE could delist PTGi’s common stock. In the event of a delisting of PTGi’s common stock from NYSE, we cannot assure you that our common stock would be listed on an alternate stock exchange. Moreover, a delisting of PTGi’s common stock from NYSE could materially and adversely affect, among other things, the liquidity of PTGi’s common stock, the market price of PTGi’s common stock, and our access to capital markets.

ADDITIONAL RISKS RELATED TO REGULATION

We are subject to constantly changing regulation, both in the U.S. and abroad, including the imposition of fees and taxes, the potential adverse effects of which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that domestic, foreign or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon our competitive position, growth and financial performance. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Many regulatory actions are underway or are being contemplated by governmental agencies, including the ongoing FCC initiative to promote expanded broadband services in the U.S. It is impossible to predict at this time what specific rules or requirements the FCC will propose or adopt, or how any such rules or requirements would affect our business or financial results.

The FCC or Congress in the United States and the Canadian Radio-television and Telecommunications Commission, or CRTC, or Parliament in Canada may revise how companies like us contribute to certain federal programs that could increase our costs, reduce our profitability, or make our services less competitive in the communications marketplace.

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

We are subject to similar contribution obligations in Canada. These obligations include percentage-of-revenue based contributions to subsidize the provision of telephone service in high cost service areas, percentage-of-revenue based contributions to fund CRTC telecommunications regulatory activities, and percentage-of-revenue based contributions to fund Canadian numbering resource administration. Any change to these regulations may increase or decrease our contribution obligations, operations and financial results.

In the U.S. and Canada, there is increasing regulation of VoIP service offerings. Increased regulation may increase our costs, reduce our profit margins, or make our services less competitive in the communications marketplace.

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

•

The disability access requirements of Sections 225 and 255 of the Communications Act, which have been interpreted by the FCC to require interconnected VoIP providers to contribute to the telecommunications relay services fund and offer 711 abbreviated dialing access to relay services, and to ensure that VoIP services are accessible to persons with disabilities, if reasonably achievable. In August 2010, the FCC adopted a Further Order and Notice of Proposed Rulemaking with respect to hearing aid compatibility requirements applicable to various services. In April 2012, the FCC released an order adopting technical standards governing hearing aid compatibility for mobile phones. We cannot predict at this time what additional hearing aid compatibility or other disability access requirements the FCC will establish, if any, or how any such new requirements may affect us.

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

•

In December 2010, the FCC released a Notice of Inquiry regarding “Next Generation 9-1-1” service. On February 22, 2012, Congress enacted the Next Generation 9-1-1 Advancement Act of 2012 as part of the Middle Class Tax Relief and Job Creation Act of 2012. Section 6509 of the Act directs the Commission to issue a report, within one year of enactment, containing recommendations for the legal and statutory framework for Next Generation 9-1-1 (NG9-1-1) services. The FCC has opened a proceeding to consider the recommendations to be made in the report. It is uncertain whether the FCC will adopt specific requirements arising from these proceedings or, if it does, how and whether any such requirements will affect us.

•	Rules requiring VoIP providers to pay regulatory fees based on reported interstate and international revenues, including universal service fees.

•	Rules requiring VoIP providers to provide notice to customers of discontinuance of service in some circumstances.

•	Rules that extend outage reporting requirements to interconnected VoIP providers.

•

In July 2011, the FCC released a Notice of Proposed Rulemaking, seeking comment on proposed rules designed to assist consumers in detecting and preventing the placement of unauthorized charges on their telephone bills, an unlawful practice commonly referred to as “cramming.” On April, 27, 2012, the FCC released an Order and Further Notice of Proposed Rulemaking establishing rules governing cramming. The FCC found that the record in the proceeding did not demonstrate a need for rules to address cramming for VoIP customers at this time, but requested comment on any developments concerning cramming for VoIP customers. At this time we cannot predict whether the FCC will adopt cramming rules applicable to VoIP or other services, nor can we predict its potential impact on our business.

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

In Canada, we are subject to certain regulatory obligations related to the accommodation of people with disabilities. These obligations include, for example, the provision of materials in alternative formats, the provision of relay services and requirements related to website format and content. If and to the extent that we are determined to be out of compliance with these obligations, we may be subject to orders to comply and/or revocation of registrations that permit our operation.

Other international governmental regulation could limit our ability to provide our services, make them more expensive and may have a material adverse impact on our competitive position, growth and financial performance.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot make assurances that these conditions will not have a material effect on our revenues and growth in the future. International regulatory considerations that affect or limit our business include general changes in access charges and contribution payments that could adversely affect our cost of providing long-distance, wireless, broadband, VoIP, local and other services.

Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.

We may be exposed to significant liability resulting from our noncompliance with FCC orders regarding E911 services.

As of November 2005, FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. Like many interconnected VoIP providers, Lingo, a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of December 31, 2012, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties and cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

Lingo’s current E911 services, like those offered by other providers of VoIP services, are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Despite the fact that we have notified our customers and received affirmative acknowledgement from substantially all of our customers that they understand the differences between the access Lingo provides to emergency services as compared to those available through traditional wireline telephony providers, affected parties may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of certain failures to comply with the FCC-mandated E911 service for interconnected VoIP providers. Our resulting liability could be significant.

Since 2008, interconnected VoIP providers and others involved in handling 911 calls have been afforded the same liability protections as mobile or wired telephone service providers when handling 911 calls. However, the applicability of the liability protection to 911 calling services that do not conform to the FCC’s VoIP E911 rules is unclear. As such, to the extent our services do not comply with the FCC’s VoIP E911 requirements we may still face significant and material liability due to failures of our E911 service to function properly. We may be similarly exposed to liability in Canada in connection with emergency services associated with our VoIP services. A description of our regulatory obligations associated with our VoIP services in Canada is set forth under Item 1, “Business—Government Regulation—Canada.”

The FCC in the United States and the CRTC in Canada may impose additional E911 obligations on VoIP providers, like us, that may increase our cost, decrease our profits, or make our services less competitive with other providers of calling services.

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

The CRTC has announced a review of the 911 service framework in Canada. This proceeding commenced in December 2012 and will review the 911 service frameworks for all telecommunication services, including wireline, wireless and VoIP. At this time we cannot predict the outcome of this proceeding nor can we predict its potential impact on our business. Any change to the 911 regulations applicable to our operations may increase our obligations and impact our operations and financial results.

Uncertainty regarding the rates we pay to interconnected telecommunications carriers in the U.S. may affect our profitability and increase the retail price of our service.

In November 2011, the FCC adopted a major reform of the rules governing payments between telecommunications carriers for the exchange of traffic that is necessary to complete long-distance telephone calls to the traditional telephone network. Under the new rules, LECs generally are prohibited from increasing their rates for termination and origination of long-distance calls (except for the origination charges of smaller telephone companies serving less than 2% of all telephone lines in the U.S.). Starting July 1, 2012, all LECs were required to reduce their charges for terminating in-state toll calls to the extent they are higher than the comparable charges for interstate calls, and after July 1, 2013, the charges for terminating in-state toll calls must be no higher than those for interstate calls. Starting July 1, 2014, LECs will be required to further reduce the rates for terminating both interstate and in-state long-distance calls in a series of steps until (in most cases) the rates are reduced to zero effective July 1, 2018. Charges for outgoing calls originated by U.S. customers are not required to be reduced, except for certain dedicated transport charges which are subject to the reductions described above, although the FCC is conducting a further rulemaking proceeding in which it will consider possible reductions to originating charges. The FCC’s decision is subject to petitions for reconsideration as well as multiple petitions for judicial review, which could result in changes in either the transition schedule or the ultimate elimination of terminating charges. Because of the continuing proceedings both at the FCC and in the courts, we face ongoing uncertainty as to our future costs for both originating and terminating telephone calls in the U.S. Further, we face uncertainty as to whether and how our competitors will adjust their retail prices in response to changes in the cost of call termination, which may affect our own pricing and profit margins.

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

We may become subject to U.S. state or Canadian provincial regulation for certain service offerings.

A number of states have adopted the position that offerings by VoIP companies like us are subject to state regulation. These states generally base their jurisdiction to regulate such offerings based on whether a VoIP company is able to determine the beginning and end points of communications and whether such communications occur entirely within the boundaries of the respective state. We believe that the FCC has preempted states from regulating VoIP offerings. We cannot predict how this issue will be resolved or its impact on our business at this time but we could be subject to increased costs, reduced profitability, and fines or penalties.

Our operations in Canada are subject to Federal regulation. However, certain provinces have issued consumer protection legislation that seeks to apply to telecommunication services and operations. The validity of provincial regulations on a federally regulated service has not been tested or challenged by parties to date. We cannot predict how this issue will be resolved or its impact on our business at this time but we could be subject to increased costs, reduced profitability, and fines or penalties under provincial legislation.

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

We must comply with Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and rules of the FTC that require “creditors” to develop and effectuate written internal programs to detect, prevent, and mitigate identity theft in connection with their accounts. The rules became effective on January 1, 2011, and we may be deemed to be a “creditor” as defined in the FACTA to the extent that we use consumer reports in connection with providing service to customers, or provide information to debt collectors or consumer reporting agencies.

On December 6, 2012, the Federal Trade Commission published an interim final rule that narrows the circumstances under which creditors are covered by the Red Flag Rule. The interim final rule amends the definition of ‘‘creditor’’ in the Red Flag Rule to clarify that a creditor is covered only if, in the ordinary course of business, it regularly obtains or uses consumer reports in connection with a credit transaction, furnishes information to consumer reporting agencies in connection with a credit transaction, or advances funds to or on behalf of a person, in certain cases. The FTC accepted public comment on the interim final rule until February 11, 2013, at which point such interim rule became effective.

We are taking steps to ensure compliance with the FTC’s rules, but if and to the extent that we are determined to be out of compliance with the rules we may be subject to fines, penalties, compliance orders or any combination of the foregoing.

Uncertainty regarding the rates we pay to incumbent telecommunications carriers in Canada may affect our profitability and the retail price of our service.

In 2008, the CRTC issued a decision that relieved the incumbent telecommunications carriers of the obligation to provide certain regulated wholesale services classified as non-essential subject to phase-out. Access to services classified as non-essential subject to phase-out is pursuant to negotiated commercial terms upon deregulation. More than a third of wholesale services have been deregulated as of 2012, including intra-exchange transport services which are used to interconnect our sites where we have located DSLAM equipment. The area likely to have the next-largest impact involves high-speed access to business services, which is to be deregulated in 2013. A further review of the framework and the continued regulation of wholesale services that remain regulated is scheduled to commence in 2014 but may commence earlier, including in 2013. In addition, a decision on the final regulated rates that will apply to the capacity-based billing framework for wholesale Internet access services approved in November 2011 is outstanding.

Accordingly, we face certain uncertainty and risks related to the ability to establish favorable negotiated agreements with the incumbents for wholesale services that have been and will be deregulated and in relation to any changes to the regulated rates for services that remain regulated. We also face uncertainty as to whether and how our competitors will adjust their retail prices in response to changes to regulated rates or favorable negotiated agreements, which may affect our own pricing and profit margins.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. This space is used in each of our BLACKIRON Data and North America Telecom reportable operating segments. Our European ICS operations are headquartered in London. As of December 31, 2012, total leased space in the United States, Canada, and the United Kingdom, as well as other countries in which we operate, approximates 418,750 square feet and the total annual lease costs are approximately $13.7 million. The operating leases expire at various times, with the longest commitment expiring in 2023. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

We own substantially all of our communications equipment required for our business. However, certain communications equipment which includes network switches and transmission lines are leased through operating leases, capital leases and vendor financing agreements. Our net property and equipment was $65.3 million and $152.2 million at December 31, 2012 and 2011, respectively. The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of PTHI, a wholly owned subsidiary of PTGi and the issuer of the 10% Notes, and the guarantors of the 10% Notes, including PTGi. See Note 4—“Property and Equipment,” for additional detail regarding our property and equipment.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flows. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Termination of 10% Notes Indenture Litigation

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions, which amendments were memorialized in a Supplemental Indenture to the 10% Notes Indenture, dated as of September 17, 2012 (the “First Supplemental Indenture”).

Also on September 17, 2012, certain holders of 10% Notes (the “Plaintiffs”) commenced that certain action (the “Litigation”) in the Court of Chancery of the State of Delaware (the “Court”) under the caption Whitebox Advisors, LLC and River Ridge Master Fund Ltd. v. Primus Telecommunications Holding, Inc., Civil Action No. 7871-VCG, which alleged that the First Supplemental Indenture was entered into in breach of certain covenants in the 10% Notes Indenture. In connection with the Note Exchange, which is discussed in greater detail below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes,” the Plaintiffs agreed to file and, on November 14, 2012, filed with the Court, a notice of dismissal with prejudice with respect to the Litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

PTGi common stock issued and outstanding on and after July 1, 2009 (the “New Common Stock”) traded on the OTC Bulletin Board under the ticker symbol “PMUG” between July 1, 2009 and June 23, 2011, and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PTGI” on June 23, 2011. Shares of our common stock issued and outstanding immediately prior to July 1, 2009 (the “Old Common Stock”) traded on the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” The ticker symbol “PRTL” was assigned to our Old Common Stock for over-the-counter quotations. On June 30, 2009, all shares of our outstanding Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization, and 9,600,000 shares of New Common Stock were issued. We have no continuing obligations with respect to the Old Common Stock.

The following table provides the high and low sale prices for PTGi’s New Common Stock as reported by the NYSE or the OTC Bulletin Board, as applicable, for each quarterly period for the last two fiscal years.

	New Common Stock
Period	High	Low
2012
1st Quarter	$16.13	$12.25
2nd Quarter	$17.63	$14.30
3rd Quarter	$17.08	$14.08
4th Quarter	$15.29	$10.50

2011
1st Quarter	$15.75	$12.50
2nd Quarter	$15.65	$13.50
3rd Quarter	$15.17	$9.55
4th Quarter	$13.21	$10.09

Holders of Common Stock

As of February 28, 2013, PTGi had thirteen holders of record of its common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividends

During 2012, PTGi’s Board of Directors declared three special cash dividends (the “Dividends”) with respect to PTGi’s issued and outstanding common stock, as presented in the following table (Total Dividend amounts presented in thousands):

	Special Cash Dividend Per Share
	$1.00	$2.50	$0.50
Declaration Date	June 20, 2012	November 14, 2012	December 11, 2012
Holders of Record Date	July 2, 2012	November 27, 2012	December 21, 2012
Payment Date	July 16, 2012	December 11, 2012	December 28, 2012
Total Dividend	$13,804	$34,551	$6,910

The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. The 10% Notes Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to PTGi’s common stock. See Note 6—“Long-Term Obligations” to our consolidated financial statements for more detail concerning our 10% Notes. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Class A and B Warrants

In July 2009, PTGi issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of PTGi’s common stock, which are divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consists of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of PTGi common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of PTGi common stock. In connection with the issuance of the Warrants, PTGi entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The original exercise price with respect to (i) the Class A-1 Warrants was $12.22 per share; (ii) the Class A-2 Warrants was $16.53 per share; (iii) the Class A-3 Warrants was $20.50 per share; and (iv) the Class B Warrants was $26.01 per share. The Warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Warrants on a cashless basis in connection with a change of control (as defined in each of the Class A and Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of PTGi common stock underlying such Warrants, or if the exercise occurs on a date when the daily volume-weighted average price of PTGi common stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Warrants. The Warrants are freely transferrable by the holder thereof.

Antidilution adjustment provisions in each of the Class A Warrant Agreement and Class B Warrant Agreement provide that the number of shares of PTGi common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants will be adjusted in connection with any dividend or distribution of PTGi common stock, assets or cash (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of the Company), or any subdivision or combination of the PTGi common stock. In addition, the number of shares of PTGi common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants are also subject to adjustment in connection with any issuance, grant or sale to any person of (A) rights, warrants, options, exchangeable securities or convertible securities entitling such person to subscribe for, purchase or otherwise acquire shares of PTGi common stock at a price per share less than the fair market value of the PTGi common stock on the trading day immediately prior to such issuance, sale or grant, subject to certain exceptions, or (B) shares of PTGi common stock at a price per share less than the fair market value of the PTGi common stock on the trading day immediately prior to such issuance, sale or grant. Additionally, if any transaction or event occurs in which all or substantially all of the outstanding PTGi common stock is converted into, exchanged for, or the holders thereof are otherwise entitled to receive on account thereof stock, other securities, cash or assets (each, a “Fundamental Change Transaction”) the holder of each Warrant outstanding immediately prior to the occurrence of such Fundamental Change Transaction shall have the right to receive upon exercise of the applicable Warrant the kind and amount of stock, other securities, cash and/or assets that such holder would have received if such Warrant had been exercised.

The Dividends that occurred in 2012 triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $8.91, (ii) the Class A-2 Warrants was adjusted downward to $12.05, (iii) the Class A-3 Warrants was adjusted downward to $14.93, and (iv) the Class B Warrants was adjusted downward to $18.96; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the

Class A-1 Warrants was adjusted upward to 1,370,658, (ii) the Class A-2 Warrants was adjusted upward to 1,372,293, (iii) the Class A-3 Warrants was adjusted upward to 1,372,293, and (iv) the Class B Warrants was adjusted upward to 2,058,438.

Contingent Value Rights

In July 2009, PTGi issued contingent value rights (the “CVRs”), which allow holders to receive shares of PTGi common stock (subject to adjustment as described below, the “CVR Shares”) in an original aggregate amount of up to 2,665,000 shares. The CVRs may not be transferred by the holder thereof except in certain limited circumstances. Subject to the terms of the CVR Agreement governing the CVRs, holders of CVRs will receive their pro rata share of the CVR Shares if certain conditions are satisfied. A distribution of CVR Shares is required to be made by PTGi if, as of any determination date (as described in the paragraph below), PTGi’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of PTGi) divided by the sum of the number of shares of PTGi common stock then issued and outstanding plus the number of shares of PTGi common stock underlying warrants, options and similar securities of PTGi (other than CVRs) that are then in-the-money exceeds the CVR strike price (subject to adjustment as described below, the “CVR Strike Price”) in an original amount of $35.95. The aggregate number of such shares of PTGi common stock is referred to as the “Applicable Shares;” and the per share amount of any such excess over the CVR Strike Price is referred to as the “Excess Equity Value Per Share.” If such a distribution is required, the number of CVR Shares to be distributed by PTGi equals the product of Excess Equity Value Per Share multiplied by the number of Applicable Shares divided by the CVR Strike Price. Such product of Excess Equity Value Per Share and the number of Applicable Shares is referred to as the “Excess Equity Value.”

PTGi will determine if and to the extent a distribution of CVR Shares is required (i) on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which data is available to confirm that PTGi’s adjusted EBITDA for the immediately preceding four fiscal quarters is equal to at least $100 million, and (ii) upon the occurrence of certain change of control transactions involving the Company. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by PTGi that a distribution is required.

Notwithstanding the foregoing, no distribution of CVR Shares is required to be made by PTGi unless Excess Equity Value exceeds $1 million as of any determination date.

Antidilution adjustment provisions in the CVR Agreement provide that the maximum number of CVR Shares and the CVR Strike Price will be adjusted from time to time in connection with any stock dividend or distribution, or subdivision, split, combination, reclassification or recapitalization of the PTGi common stock. In addition, if PTGi distributes to holders of its common stock any of its assets (including but not limited to cash), securities or rights to purchase securities of PTGi (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of the Company for the immediately preceding fiscal year), then the number of CVR Shares will be increased and the CVR Strike Price will be decreased, in each case pursuant to the terms of the CVR Agreement. Additionally, in case of any reclassification, merger, consolidation, capital reorganization or other change in the capital stock of PTGi (other than in connection with certain change of control transactions involving the Company) in which all or substantially all of the outstanding shares of PTGi common stock are converted into or exchanged for stock, other securities or other property, PTGi shall make appropriate provision so that the holders of CVRs shall thereafter be entitled to receive, at such time such holder would have otherwise been entitled to receive a distribution under the CVR Agreement, the kind and amount of stock and other securities and property having a value substantially equivalent to the value of PTGi common stock that the holders of CVRs would have been entitled to receive in connection with a distribution of CVR Shares immediately prior to such reclassification, merger, consolidation, reorganization or other change in the capital stock of PTGi at a CVR Strike Price that, in each case, is reasonably determined by the Board of Directors of PTGi after consultation with an independent valuation advisor to preserve, to the extent practicable, the intrinsic value of such CVR immediately prior to such event.

The CVRs will expire and the CVR Agreement will terminate upon the earliest to occur of: (1) the date upon which no further CVR Shares are available for distribution, (2) the consummation of certain change of control transactions (subject to any potential distribution of CVR Shares as a result thereof), and (3) July 1, 2019.

The Dividends that occurred in 2012 triggered the antidilution adjustment provisions in the CVR Agreement, such that (A) the CVR Strike Price was adjusted downward to $26.20 and (B) the maximum number of CVR Shares issuable with respect to the CVRs was adjusted upward to 3,657,157.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in the year ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or programs (in millions)
Shares purchased in satisfaction of tax withholding obligations (1)
October 1, 2012 to October 31, 2012	—	$—	—	$—
November 1, 2012 to November 30, 2012	—	$—	—	$—
December 1, 2012 to December 31, 2012	—	$—	—	$—

Total	—	$—	—	$—

Shares purchased under a stock repurchase program (2)
October 1, 2012 to October 31, 2012	—	$—	—	$14.6
November 1, 2012 to November 30, 2012	—	$—	—	$14.6
December 1, 2012 to December 31, 2012	—	$—	—	$14.6

Total	—	$—	—	$14.6

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the year ended December 31, 2012.
(2)	On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, PTGi may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the year ended December 31, 2012, PTGi did not purchase shares of common stock in connection with our stock repurchase program.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from July 1, 2009 to December 31, 2012 of our common stock to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index Fund. The comparison assumes $100 was invested on July 1, 2009 in the common stock of the Company and the indices and assumes that all dividends were reinvested. The reorganized company’s New Common Stock began trading on the OTC Bulletin Board on July 1, 2009, and on the NYSE on June 23, 2011. The company’s Old Common Stock, which was actively traded prior to July 1, 2009, does not provide meaningful comparison and the performance of the Old Common Stock has not been provided.

	July 1, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Primus Telecommunications Group, Inc. (PTGI)	$100.00	$143.75	$312.50	$316.50	$370.81
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$124.38	$155.29	$150.48	$174.66
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$115.67	$129.10	$130.31	$140.02

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that PTGi specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data” and (iii) the information described below under “—Discontinued Operations.”

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations and any references to “Successor” or “Successor Company” for the six months ended December 31, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date, through December 31, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results.

In accordance with ASC 805, the preliminary allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value was finalized during the first six months of 2010.

Discontinued Operations

Australia and ICS. During the second quarter of 2012, the Company sold its Australian segment. Additionally, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. As a result, the Company has applied retrospective adjustments for 2011, 2010, 2009 and 2008 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

Brazil. During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010, 2009 and 2008 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

Europe. During the third quarter of 2010, the Company discontinued its European segment, which was also known as European retail operations and has presented the results of the European segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009 and 2008 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
NET REVENUE	$260,554	$291,386	$282,017	$147,936	$144,015	$349,017
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	125,263	143,347	134,892	65,592	63,276	160,517
Selling, general and administrative	102,760	110,711	113,008	58,092	57,309	144,504
Depreciation and amortization	31,023	35,371	40,177	22,304	6,918	15,584
(Gain) loss on sale or disposal of assets	171	(12,948)	(196)	11	(123)	(6,036)
Asset impairment expense	10,000	—	—	—	—	—

Total operating expenses	269,217	276,481	287,881	145,999	127,380	314,569

INCOME (LOSS) FROM OPERATIONS	(8,663)	14,905	(5,864)	1,937	16,635	34,448
INTEREST EXPENSE	(23,934)	(30,811)	(35,331)	(16,977)	(13,694)	(53,043)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(201)	(213)	(183)	(3)	189	583
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(21,682)	(7,346)	164	(4,146)	—	36,872
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	1,292	2,902	(13,737)	(2,804)	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	86	1,265	(167)	177	82	618
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,739	(2,426)	6,570	19,544	20,379	(46,348)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(50,363)	(21,724)	(48,548)	(2,272)	23,591	(26,870)
REORGANIZATION ITEMS, net	—	—	1	(2,220)	402,007	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,363)	(21,724)	(48,547)	(4,492)	425,598	(26,870)
INCOME TAX BENEFIT (EXPENSE)	4,518	(1,282)	6,515	9,927	(4,074)	1,432

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,845)	(23,006)	(42,032)	5,435	421,524	(25,438)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(20,551)	(5,482)	19,914	1,740	49,347	3,566
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	94,265	(4,781)	2,926	(110)	251	—

NET INCOME (LOSS)	27,869	(33,269)	(19,192)	7,065	471,122	(21,872)
Less: Net (income) loss attributable to the noncontrolling interest	18	(5,461)	105	(333)	32	(3,159)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$27,887	$(38,730)	$(19,087)	$6,732	$471,154	$(25,031)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)	$0.53	$2.95	$(0.20)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05	0.18	0.35	0.02
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)	$0.70	$3.30	$(0.18)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)	$0.52	$2.43	$(0.20)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05	0.18	0.29	0.02
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)	$0.69	$2.72	$(0.18)

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,844	12,994	9,721	9,600	142,695	142,643

Diluted	13,844	12,994	9,721	9,800	173,117	142,643

DIVIDENDS DECLARED PER SHARE	4.09	—	—	—	—	—

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(45,827)	$(28,467)	$(41,927)	$5,102	$421,556	$(28,597)
Income (loss) from discontinued operations, net of tax	(20,551)	(5,482)	19,914	1,740	49,347	3,566
Gain (loss) from sale of discontinued operations, net of tax	94,265	(4,781)	2,926	(110)	251	—

Net income (loss)	$27,887	$(38,730)	$(19,087)	$6,732	$471,154	$(25,031)

Balance Sheet Data:

	Successor				Predecessor
	As of December 31,				As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Total assets	$301,190	$543,824	$514,459	$558,914	$330,444
Total long-term obligations (including current portion)	$127,112	$247,762	$243,891	$257,516	$604,837
Total liabilities	$232,687	$442,118	$431,425	$459,005	$789,169
Total Primus Telecommunications Group, Inc. stockholders’ equity (deficit)	$68,503	$101,706	$83,034	$99,909	$(461,539)

Discontinued Operations Data:

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Net revenue	$417,671	$723,244	$520,435	$276,397	$247,502	$550,696
Operating expenses	428,902	725,885	515,013	275,202	237,041	547,096

Income (loss) from operations	(11,231)	(2,641)	5,422	1,195	10,461	3,600
Interest expense	(513)	(1,772)	(169)	(346)	(441)	(846)
Interest income and other income (expense)	285	(908)	512	149	334	2,718
Foreign currency transaction gain (loss)	(2,750)	(336)	9,708	(1,160)	741	(837)
Reorganization items	—	—	—	1,786	38,086	—

Income (loss) before income tax	(14,209)	(5,657)	15,473	1,624	49,181	4,635
Income tax (expense) benefit	(6,342)	175	4,441	116	166	(1,069)

Income (loss) from discontinued operations	$(20,551)	$(5,482)	$19,914	$1,740	$49,347	$3,566

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data,” and other financial information incorporated by reference herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). We provide these services from our three business units: North America Telecom, BLACKIRON Data (previously known as “Data Center”) and ICS. Our two primary reportable operational segments are North America Telecom and BLACKIRON Data.

Our focus is on expanding our Growth Services in our North America Telecom and BLACKIRON Data business units. Within the North America Telecom unit, Growth Services include our broadband, VoIP and on-net Ethernet services. For our BLACKIRON Data unit, we are heavily focused on expansion of our collocation facilities, cloud computing and managed services. Both units fulfill the demand for high quality, competitively priced communications and data center services. This demand is being driven, in part, by the explosion of data being generated on a daily basis, the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. However, as discussed below under “—Recent Developments—Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS segment, which no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale.

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

Recent Developments

Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes

On September 17, 2012, Primus Telecommunications Holding, Inc. (“PTHI”), a subsidiary of PTGi, consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Senior Secured Notes due 2017 (the “10% Notes”) for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the indenture governing the 10% Notes (as amended or supplemented from time to time, the “10% Notes Indenture”) to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, each of the guarantors of the 10% Notes, including PTGi, and U.S. Bank National Association, as Trustee, entered into a Supplemental Indenture, dated as of September 17, 2012 (the “First Supplemental Indenture”), to memorialize such 10% Notes Indenture amendments.

On November 14, 2012, PTHI consummated the exchange (the “Note Exchange”) of $79.7 million in aggregate principal amount of its 10% Notes for $86.9 million in aggregate principal amount of its 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”), which were newly issued pursuant to the Second Supplemental Indenture (as defined below) to the 10% Notes Indenture. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012. The 10% Exchange Notes accrue interest from November 14, 2012 and are guaranteed by the same entities, including PTGi, that guarantee the 10% Notes. The terms of the 10% Exchange Notes are substantially similar to those governing the 10% Notes, which are described in greater detail below under “—Liquidity and Capital Resources—Important Long-Term Liquidity and Capital Structure Developments—Exchange Offers and Consent Solicitation; Issuance of the 10% Notes,” except that the applicable redemption price of the 10% Exchange Notes at any time such notes are redeemed is 100.00% of the principal amount of such 10% Exchange Notes redeemed, plus accrued and unpaid interest. Unless the context dictates otherwise, all references herein to the “10% Notes” include the 10% Exchange Notes.

In connection with the Note Exchange, the participating noteholders consented to amendments to the 10% Notes Indenture contained in, and PTGi and the guarantors of the 10% Notes agreed to enter into, that certain Second Supplemental Indenture and First Amendment to Collateral Agreement, dated as of November 14, 2012 (the “Second Supplemental Indenture”), by and among PTHI, the guarantors of the 10% Notes, including PTGi, and U.S. Bank National Association, as Trustee and Collateral Trustee. Among other things, the Second Supplemental Indenture (i) reinstated substantially all of the events of default, restrictive and reporting covenants and related provisions and definitions of the 10% Notes Indenture that were eliminated by the First Supplemental Indenture, with certain amendments thereto to establish a new $50,000,000 restricted payment basket and to permit the incurrence of certain additional parity lien debt, (ii) established the 10% Exchange Notes issuable under the 10% Notes Indenture, (iii) authorized the Note Exchange and (iv) made certain other changes in the 10% Notes Indenture that are of a technical or conforming nature, including the amendment and restatement of certain provisions, the addition of certain definitions and the amendment of certain cross-references.

The participating noteholders also agreed to file and, on November 14, 2012, filed with the Court, a notice of dismissal with prejudice with respect to that certain Litigation commenced on September 17, 2012, as discussed in greater detail in Item 3, “Legal Proceedings—Termination of 10% Notes Indenture Litigation.”

On December 19, 2012, PTHI consummated a second note exchange of $23.8 million in aggregate principal amount of its 10% Notes for $25.7 million in aggregate principal amount of its 10% Exchange Notes. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012.

Dividends

During 2012, PTGi’s Board of Directors declared and paid three special cash dividends (referred to herein as the “Dividends”) with respect to PTGi’s issued and outstanding common stock, as discussed in greater detail in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

Pursuit of Divestiture of ICS Business Unit

On June 28, 2012, PTGi’s Board of Directors committed to dispose of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. See Note 18—“Discontinued Operations” to the notes to our consolidated annual audited financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the possible sale or other disposition or disposal of ICS, the Special Committee continues to explore and evaluate other strategic alternatives to enhance shareholder value, which may include (but may not be limited to) a sale, merger or other business combination, a recapitalization, a joint venture arrangement, the sale or spinoff of our assets or one or more of our business units, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.

Divestiture of Primus Australia

PTGi and Primus Telecommunications International, Inc., an indirect wholly owned subsidiary of PTGi (“PTII”), entered into a definitive Equity Purchase Agreement, dated April 15, 2012 (the “Purchase Agreement”), with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, pursuant to which PTII agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII. On May 31, 2012, we completed this transaction.

The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, approximately $USD 9.8 million (the “Retention Amount”) was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the Purchase Agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties is subject to a survival period of twelve months after the closing date and is limited to the Retention Amount. The Purchase Agreement contains customary warranties and covenants for a transaction of this nature. PTGi also provided M2 with a guarantee of the performance of PTII’s obligations under the Purchase Agreement. The purchase price was also subject to a customary post-closing working capital adjustment. During the fourth quarter of 2012, the Company paid to M2 $USD 4.4 million upon finalization of the working capital adjustment. See Note 18—“Discontinued Operations,” for further information.

For additional detail regarding the impact of the divestiture of Primus Australia and related transactions on our liquidity and capital resources, see “—Liquidity and Capital Resources—Important Long-Term Liquidity and Capital Structure Developments—Divestiture of Primus Australia and Subsequent Asset Sale Tender Offer.”

Reclassification of BLACKIRON Data Costs

In order to conform to industry best practices, certain amounts in selling, general and administrative expense related to our BLACKIRON Data operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 14—“Operating Segment and Related Information” to the notes to our consolidated annual audited financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency

Foreign currency can have a major impact on our financial results. During the year ended December 31, 2012, approximately 86% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rates is caused primarily by fluctuations in the following exchange rates: US Dollar (“USD”)/Canadian dollar (“CAD”), USD/British pound sterling (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2012, as compared to the year ended December 31, 2011, the USD was stronger on average as compared to the CAD, GBP and EUR; the USD was weaker on average as compared to the AUD. In the year ended December 31, 2011, as compared to the year ended December 31, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2012, 2011 and 2010:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Years Ended December 31,
				2012 vs 2011		2011 vs 2010
	2012	2011	2010	Variance $	Variance%	Variance $	Variance%
Canada	$223,301	$246,612	$231,185	$(23,311)	-9.5%	$15,427	6.7%
Australia	114,860	286,462	276,614	(171,602)	-59.9%	9,848	3.6%
United Kingdom	202,196	273,053	93,440	(70,857)	-25.9%	179,613	192.2%
Europe (1) , (2)	(149)	87	60,617	(236)	-271.3%	(60,530)	-99.9%
Brazil (2)	—	25,457	27,686	(25,457)	-100.0%	(2,229)	-8.1%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Years Ended December 31,
				2012 vs 2011		2011 vs 2010
	2012	2011	2010	Variance $	Variance%	Variance $	Variance%
Canada (in CAD)	$223,190	$243,656	$238,229	$(20,466)	-8.4%	$5,427	2.3%
Australia (in AUD)	110,408	277,461	301,324	(167,053)	-60.2%	(23,863)	-7.9%
United Kingdom (in GBP)	127,726	170,124	60,619	(42,398)	-24.9%	109,505	180.6%
Europe (1) , (2) (in EUR)	(76)	64	45,518	(140)	-218.8%	(45,454)	-99.9%
Brazil (2) (in BRL)	—	42,049	48,908	(42,049)	-100.0%	(6,859)	-14.0%

(1)	Europe includes only subsidiaries whose functional currency is the EUR.
(2)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Valuation of Long-lived Assets (Held and Used)—We review long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, we compare the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

Valuation of Long-lived Assets (Held for Sale)—In conjunction with our commitment to dispose of our ICS business, we have classified the net assets of ICS as held for sale and are required to measure them at the lower of carrying value or fair value less costs to sell.

We make significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions could materially affect the valuation of the net assets of ICS.

We evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. As the adjustment is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations. We performed the same analysis as of December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional write-down was required.

Valuation of Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the impairment provisions of ASC No. 360, “Property Plant and Equipment” (“ASC 360”).

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit.

Step 1 is a screen for potential impairment pursuant to which the estimated fair value of a reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of

(i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Step 2 measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined; i.e., through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

We also may utilize the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows us to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Our reporting units in 2011 were Australia, Canada and US/ICS. In May 2012, we sold our Australian reporting unit, and our reporting units were Canada and US/ICS. Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012, the remaining reporting units are Canada and US.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

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

In addition to the foregoing, we review our goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

We considered our commitment to dispose of our ICS business and the classification of its net assets as held for sale as a triggering event and tested the goodwill of our US/ICS reporting unit for impairment in June 2012.

Although Step 1 failed, the implied goodwill calculated in Step 2 was sufficient to cover the recorded goodwill and no impairment charge was recorded. As of the most recent annual test conducted on October 1, 2012 of the US reporting unit, the Step 1 test resulted in the fair value exceeding the carrying value. However, we recorded impairment charges of $10.0 million related to our other indefinite-lived intangible asset, our US trade name, “Primus Telecommunications”. This impairment along with an analysis, as well as the remaining carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 5—“Goodwill and Other Intangible Assets,” to our consolidated financial statements.

Accounting for Income Taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission (“SEC”) disclosure rules, the Company’s results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the year ended December 31, 2011 as compared to the year ended December 31, 2010.

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues is derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with US GAAP using local currency) and converted such amounts utilizing the same USD to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations. We believe that the comparison of the combined financial results provides management and investors with a meaningful analysis of our performance and trends for comparative purposes. In addition, it should be noted that the application of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

Discontinued Operations

2012 Developments—During the second quarter of 2012, the Company sold its Australian segment. Additionally, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit.

2011 Developments—During the fourth quarter of 2011, the Company sold its Brazilian segment.

2010 Developments—During the third quarter of 2010, the Company discontinued its European segment, which was also known as European retail operations and has presented the results of the European segment as discontinued operations and held for sale as of September 30, 2010. The Company did not retrospectively adjust its 2009 consolidated balance sheet, as held for sale criteria was not met until the third quarter of 2010. As such, financial information for the European segment will appear, as applicable, where balance sheet information is presented for fiscal year 2009.

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Brazilian, Australian and ICS business units and European retail operations as discontinued operations for the years ended December 31, 2012, 2011 and 2010. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the consolidated balance sheet as of December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net revenue	$417,671	$723,244	$520,435
Operating expenses	428,902	725,885	515,013

Income (loss) from operations	(11,231)	(2,641)	5,422
Interest expense	(513)	(1,772)	(169)
Interest income and other income (expense)	285	(908)	512
Foreign currency transaction gain (loss)	(2,750)	(336)	9,708

Income (loss) before income tax	(14,209)	(5,657)	15,473
Income tax (expense) benefit	(6,342)	175	4,441

Income (loss) from discontinued operations	$(20,551)	$(5,482)	$19,914

Results of Operations

The following information for the years ended December 31, 2012, 2011 and 2010 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Years Ended December 31,
	2012	2011	2010
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	48.1%	49.2%	47.8%
Selling, general and administrative	39.4%	38.0%	40.1%
Depreciation and amortization	11.9%	12.1%	14.2%
(Gain) loss on sale or disposal of assets	0.1%	-4.4%	-0.1%
Asset impairment expense	3.8%	0.0%	0.0%

Total operating expenses	103.3%	94.9%	102.0%

INCOME (LOSS) FROM OPERATIONS	-3.3%	5.1%	-2.0%
INTEREST EXPENSE	-9.2%	-10.6%	-12.5%
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	-0.1%	-0.1%	-0.1%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	-8.3%	-2.5%	0.1%
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	0.5%	1.0%	-4.9%
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	0.0%	0.4%	-0.1%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1.1%	-0.8%	2.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	-19.3%	-7.5%	-17.2%
REORGANIZATION ITEMS, net	0.0%	0.0%	0.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	-19.3%	-7.5%	-17.2%
INCOME TAX BENEFIT (EXPENSE)	1.7%	-0.4%	2.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS	-17.6%	-7.9%	-14.9%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-7.9%	-1.9%	7.1%
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	36.2%	-1.6%	1.0%

NET INCOME (LOSS)	10.7%	-11.4%	-6.8%

The following information reflects net revenue by product line for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
	2012		2011		2010
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Retail Voice	$156,515	60.1%	$191,226	65.6%	$188,289	66.8%
Data/Internet	72,717	27.9%	68,881	23.6%	62,688	22.2%
Retail VoIP	31,322	12.0%	31,279	10.8%	31,040	11.0%

Total	$260,554	100.0%	$291,386	100.0%	$282,017	100.0%

Results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011

Net revenue: Net revenue, exclusive of the currency effect, decreased $28.2 million, or 9.7%, to $263.2 million for the year ended December 31, 2012 from $291.4 million for the year ended December 31, 2011. Inclusive of the currency effect which accounted for a decrease of $2.6 million, net revenue decreased $30.8 million to $260.6 million for the year ended December 31, 2012 from $291.4 million for the year ended December 31, 2011.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended				Year-over-Year			Years Ended
	December 31, 2012		December 31, 2011					December 31, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
BLACKIRON Data	$34,058	12.9%	$30,791	10.6%	$3,267	10.6%	$(324)	$33,734	12.9%
North America Telecom	229,115	87.1%	260,023	89.2%	(30,908)	-11.9%	(2,295)	226,820	87.1%
Other	—	0.0%	572	0.2%	(572)	-100.0%	—	—	0.0%

Total Net Revenue	$263,173	100.0%	$291,386	100.0%	$(28,213)	-9.7%	$(2,619)	$260,554	100.0%

BLACKIRON Data: BLACKIRON Data net revenue, exclusive of the currency effect, increased $3.3 million, or 10.6%, to $34.1 million for the year ended December 31, 2012 from $30.8 million for the year ended December 31, 2011. The net revenue increase is primarily due to continued growth in colocation, network connectivity and managed/cloud services. Inclusive of the currency effect which accounted for a $0.3 million decrease, net revenue increased $3.0 million to $33.8 million for the year ended December 31, 2012 from $30.8 million for the year ended December 31, 2011.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $30.9 million, or 11.9%, to $229.1 million for the year ended December 31, 2012 from $260.0 million for the year ended December 31, 2011. The net revenue decrease is primarily attributable to a decrease of $14.4 million in retail voice services, a decrease of $7.0 million in local services, a decrease of $5.3 million in prepaid services, a decrease of $4.4 million in other services, a decrease of $1.2 million in wireless services, and a decrease of $0.6 million in data and hosting services offset, in part, by an increase of $1.8 million in Internet services and an increase of $0.2 million in VoIP services. Inclusive of the currency effect which accounted for a $2.3 million decrease, net revenue decreased $33.2 million to $226.8 million for the year ended December 31, 2012 from $260.0 million for the year ended December 31, 2011.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $16.6 million to $126.7 million, or 48.1% of net revenue, for the year ended December 31, 2012 from $143.3 million, or 49.2% of net revenue, for the year ended December 31, 2011. Inclusive of the currency effect, which accounted for a $1.4 million decrease, cost of revenue decreased $18.0 million to $125.3 million for the year ended December 31, 2012 from $143.3 million for the year ended December 31, 2011.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended				Year-over-Year			Years Ended
	December 31, 2012		December 31, 2011					December 31, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
BLACKIRON Data	$15,107	44.4%	$12,823	41.6%	$2,284	17.8%	$(127)	$14,980	44.4%
North America Telecom	111,562	48.7%	130,524	50.2%	(18,962)	-14.5%	(1,279)	110,283	48.6%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	$126,669	48.1%	$143,347	49.2%	$(16,678)	-11.6%	$(1,406)	$125,263	48.1%

BLACKIRON Data: BLACKIRON Data cost of revenue, exclusive of the currency effect, increased $2.3 million to $15.1 million, or 44.4% of net revenue, for the year ended December 31, 2012 from $12.8 million, or 41.6% of net revenue, for the year ended December 31, 2011. The increase is primarily attributable to an increase in net revenue of $3.3 million as well as increases in occupancy and salaries due to expansion. Inclusive of the currency effect, which accounted for a $0.1 million decrease, cost of revenue increased $2.2 million to $15.0 million for the year ended December 31, 2012 from $12.8 million for the year ended December 31, 2011.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $18.9 million to $111.6 million, or 48.7% of net revenue, for the year ended December 31, 2012 from $130.5 million, or 50.2% of net revenue, for the year ended December 31, 2011. The decrease is primarily attributable to a decrease in net revenue of $30.9 million. Inclusive of the currency effect, which accounted for a $1.3 million decrease, cost of revenue decreased $20.2 million to $110.3 million for the year ended December 31, 2012 from $130.5 million for the year ended December 31, 2011.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $7.2 million to $103.5 million, or 39.3% of net revenue, for the year ended December 31, 2012 from $110.7 million, or 38.0% of net revenue, for the year ended December 31, 2011. Inclusive of the currency effect, which accounted for a $0.7 million decrease, selling, general and administrative expenses decreased $7.9 million to $102.8 million for the year ended December 31, 2012 from $110.7 million for the year ended December 31, 2011.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended							Years Ended
	December 31, 2012		December 31, 2011		Year-over-Year			December 31, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
BLACKIRON Data	$5,801	17.0%	$5,525	17.9%	$276	5.0%	$(59)	$5,742	17.0%
North America Telecom	73,063	31.9%	84,162	32.4%	(11,099)	-13.2%	(710)	72,353	31.9%
Other	—	0.0%	890	155.6%	(890)	-100.0%	—	—	0.0%
Corporate	24,665	0.0%	20,134	0.0%	4,531	22.5%	—	24,665	0.0%

Total SG&A	$103,529	39.3%	$110,711	38.0%	$(7,182)	-6.5%	$(769)	$102,760	39.4%

BLACKIRON Data: BLACKIRON Data selling, general and administrative expense, exclusive of the currency effect, increased $0.3 million to $5.8 million, or 17.0% of net revenue, for the year ended December 31, 2012 from $5.5 million, or 17.9% of net revenue, for the year ended December 31, 2011. The increase is primarily attributable to an increase of $0.3 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expenses increased $0.2 million to $5.7 million for the year ended December 31, 2012 from $5.5 million for the year ended December 31, 2011.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $11.1 million to $73.1 million, or 31.9% of net revenue, for the year ended December 31, 2012 from $84.2 million, or 32.4% of net revenue, for the year ended December 31, 2011. In general, the decrease in selling, general and administrative expense was attributable to cost saving efforts that involved payroll reductions, decreases in revenue based commissions and advertising spend. Specifically, the decrease is attributable to a decrease of $3.5 million in advertising expenses, a decrease of $2.1 million in sales and marketing expenses, a decrease of $2.0 million in salaries and benefits, a decrease of $2.0 million in general and administrative expenses, a decrease of $1.0 million in occupancy expenses, and a decrease of $0.5 million in professional fees. Inclusive of the currency effect, which accounted for a $0.7 million decrease, selling, general and administrative expenses decreased $11.8 million to $72.4 million for the year ended December 31, 2012 from $84.2 million for the year ended December 31, 2011.

Corporate: Corporate selling, general and administrative expense increased $4.5 million to $24.6 million for the year ended December 31, 2012 from $20.1 million for the year ended December 31, 2011. The increase is attributable to an increase of $2.8 million in salaries and benefits, an increase of $1.6 million in general and administrative expenses, and an increase of $0.4 million in professional fees offset, in part, by a decrease of $0.3 million in travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $4.4 million to $31.0 million for the year ended December 31, 2012 from $35.4 million for the year ended December 31, 2011. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Asset impairment expense: Asset impairment expense increased $10.0 million to $10.0 million for the year ended December 31, 2012 from zero for the year ended December 31, 2011 as a result of an impairment related to our US trade name, “Primus Telecommunications”.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $6.9 million to $24.1 million for the year ended December 31, 2012 from $31.0 million for the year ended December 31, 2011. The decrease was due to exchanging our prior higher rate debt for the 10% Notes in July 2011, as well as the repurchase of a portion of the outstanding 10% Notes in September 2012. See Note 6—“Long-Term Obligations” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gain (loss) from contingent value rights valuation: The gain from the change in fair value of the contingent value rights decreased $1.6 million to a gain of $1.3 million for the year ended December 31, 2012 from a gain of $2.9 million for the year ended December 31, 2011. Estimates of fair value represent the Company’s best estimates based on a pricing model and are correlated to and reflective of our common stock trends. As the fair value of our common stock increases/decreases, the fair value of the contingent value rights increases/decreases and a loss/gain from contingent rights valuation is recorded.

Interest income and other income (expense), net: Interest income and other income (expense), net decreased $1.2 million to $0.1 million for the year ended December 31, 2012 from $1.3 million for the year ended December 31, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction loss decreased $5.1 million to a gain of $2.7 million for the year ended December 31, 2012 from a loss of $2.4 million for the year ended December 31, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to an increase in the exchange rate in the third quarter of 2012, compared to the prior year when we incurred a loss due to a decrease in the exchange rate in the third quarter of 2011.

Income tax benefit (expense): Income tax benefit (expense) is a $4.5 million benefit for the year ended December 31, 2012 compared to a $1.3 million expense for the year ended December 31, 2011. The benefit includes a benefit from the release of a liability on our US trade name, “Primus Telecommunications” and certain ASC 740 liabilities as a result of the expiration of the statute of limitations, partially offset by expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest.

Results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010

Net revenue: Net revenue, exclusive of the currency effect, decreased $0.8 million, or 0.3%, to $281.2 million for the year ended December 31, 2011 from $282.0 million for the year ended December 31, 2010. Inclusive of the currency effect which accounted for an increase of $10.2 million, net revenue increased $9.4 million to $291.4 million for the year ended December 31, 2011 from $282.0 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended				Year-over-Year			Years Ended
	December 31, 2011		December 31, 2010					December 31, 2011
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
BLACKIRON Data	$29,572	10.5%	$27,068	9.6%	$2,504	9.3%	$1,219	$30,791	10.6%
North America Telecom	251,067	89.3%	254,841	90.4%	(3,774)	-1.5%	8,956	260,023	89.2%
Other	564	0.2%	108	0.0%	456	422.2%	8	572	0.2%

Total Net Revenue	$281,203	100.0%	$282,017	100.0%	$(814)	-0.3%	$10,183	$291,386	100.0%

BLACKIRON Data: BLACKIRON Data net revenue, exclusive of the currency effect, increased $2.5 million, or 9.3%, to $29.6 million for the year ended December 31, 2011 from $27.1 million for the year ended December 31, 2010. Inclusive of the currency effect which accounted for a $1.2 million increase, net revenue increased $3.7 million to $30.8 million for the year ended December 31, 2011 from $27.1 million for the year ended December 31, 2010.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $3.8 million, or 1.5%, to $251.0 million for the year ended December 31, 2011 from $254.8 million for the year ended December 31, 2010. The net revenue decrease is primarily attributable to a decrease of $13.6 million in retail voice services, a decrease of $6.9 million in prepaid services, a decrease of $2.1 million in local services, a decrease of $0.7 million in wireless services, a decrease of $0.3 million in VoIP services, and a decrease of $0.2 million in data and hosting services offset, in part, by an increase of $18.9 million in other services and an increase of $1.1 million in Internet services. Inclusive of the currency effect which accounted for a $9.0 million increase, net revenue increased $5.2 million to $260.0 million for the year ended December 31, 2011 from $254.8 million for the year ended December 31, 2010.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $3.3 million to $138.2 million, or 49.2% of net revenue, for the year ended December 31, 2011 from $134.9 million, or 47.8% of net revenue, for the year ended December 31, 2010. Inclusive of the currency effect, which accounted for a $5.1 million increase, cost of revenue increased $8.4 million to $143.3 million for the year ended December 31, 2011 from $134.9 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended				Year-over-Year			Years Ended
	December 31, 2011		December 31, 2010					December 31, 2011
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
BLACKIRON Data	$12,327	41.7%	$11,457	42.3%	$870	7.6%	$496	$12,823	41.6%
North America Telecom	125,888	50.1%	123,435	48.4%	2,453	2.0%	4,636	130,524	50.2%
Other	—	0.0%	—	0.0%	—	0.0%	—	—	0.0%

Total Cost of Revenue	$138,215	49.2%	$134,892	47.8%	$3,323	2.5%	$5,132	$143,347	49.2%

BLACKIRON Data: BLACKIRON Data cost of revenue, exclusive of the currency effect, increased $0.9 million to $12.3 million, or 41.7% of net revenue, for the year ended December 31, 2011 from $11.4 million, or 42.3% of net revenue, for the year ended December 31, 2010. The increase is primarily attributable to an increase in net revenue of $2.5 million. Inclusive of the currency effect, which accounted for a $0.5 million increase, cost of revenue increased $1.4 million to $12.8 million for the year ended December 31, 2011 from $11.4 million for the year ended December 31, 2010.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, increased $2.5 million to $125.9 million, or 50.1% of net revenue, for the year ended December 31, 2011 from $123.4 million, or 48.4% of net revenue, for the year ended December 31, 2010. The increase is primarily attributable to an increase of $15.6 million in other services, an increase of $1.6 million in Internet services, and an increase of $0.4 million in VoIP services offset, in part, by a decrease of $7.0 million in local services, a decrease of $4.3 million in prepaid services, a decrease of $3.3 million in retail voice services, a decrease of $0.3 million in data and hosting services, and a decrease of $0.2 million in wireless services. Inclusive of the currency effect, which accounted for a $4.6 million increase, cost of revenue increased $7.1 million to $130.5 million for the year ended December 31, 2011 from $123.4 million for the year ended December 31, 2010.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $5.3 million to $107.7 million, or 38.3% of net revenue, for the year ended December 31, 2011 from $113.0 million, or 40.1% of net revenue, for the year ended December 31, 2010. Inclusive of the currency effect, which accounted for a $3.0 million increase, selling, general and administrative expenses decreased $2.3 million to $110.7 million for the year ended December 31, 2011 from $113.0 million for the year ended December 31, 2010.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Years Ended				Year-over-Year			Years Ended
	December 31, 2011		December 31, 2010					December 31, 2011
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
BLACKIRON Data	$5,303	17.9%	$4,996	18.5%	$307	6.1%	$222	$5,525	17.9%
North America Telecom	81,415	32.4%	88,839	34.9%	(7,424)	-8.4%	2,747	84,162	32.4%
Other	877	155.5%	1,594	1475.9%	(717)	-45.0%	13	890	155.6%
Corporate	20,134	0.0%	17,579	0.0%	2,555	14.5%	—	20,134	0.0%

Total SG&A	$107,729	38.3%	$113,008	40.1%	$(5,279)	-4.7%	$2,982	$110,711	38.0%

BLACKIRON Data: BLACKIRON Data selling, general and administrative expense, exclusive of the currency effect, increased $0.3 million to $5.3 million, or 17.9% of net revenue, for the year ended December 31, 2011 from $5.0 million, or 18.5% of net revenue, for the year ended December 31, 2010. The increase is primarily attributable to an increase of $0.2 million in salaries and benefits and $0.1 million in advertising expenses. Inclusive of the currency effect, which accounted for a $0.2 million increase, selling, general and administrative expenses increased $0.5 million to $5.5 million for the year ended December 31, 2011 from $5.0 million for the year ended December 31, 2010.

North America Telecom: North America Telecom selling, general and administrative expense, exclusive of the currency effect, decreased $7.4 million to $81.4 million, or 32.4% of net revenue, for the year ended December 31, 2011 from $88.8 million, or 34.9% of net revenue, for the year ended December 31, 2010. The decrease is attributable to a decrease of $2.4 million in sales and marketing expenses, a decrease of $2.2 million in general and administrative expenses, a decrease of $1.7 million in salaries and benefits, a decrease of $1.0 million in occupancy expenses, and a decrease of $0.7 million in professional fees offset, in part, by an increase of $0.6 million in advertising expenses. Inclusive of the currency effect, which accounted for a $2.7 million increase, selling, general and administrative expenses decreased $4.7 million to $84.1 million for the year ended December 31, 2011 from $88.8 million for the year ended December 31, 2010.

Corporate: Corporate selling, general and administrative expense increased $2.6 million to $20.1 million for the year ended December 31, 2011 from $17.5 million for the year ended December 31, 2010. The increase is attributable to an increase of $1.4 million in salaries and benefits, an increase of $0.6 million in professional fees, an increase of $0.5 million in travel and entertainment expenses, and an increase of $0.2 million in occupancy expenses offset, in part, by a decrease of $0.1 million in general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $4.8 million to $35.4 million for the year ended December 31, 2011 from $40.2 million for the year ended December 31, 2010. The decrease was primarily the result of certain assets revalued at the time of fresh-start accounting and depreciated over a one year life which ended on June 30, 2010.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $4.5 million to $31.0 million for the year ended December 31, 2011 from $35.5 million for the year ended December 31, 2010. The decrease was due to the redemption of $24.0 million in aggregate principal amount of the 14 1/4% Senior Subordinated Secured Notes in April 2011 and exchanging our prior higher rate debt for the 10% Notes in July 2011.

Gain (loss) on early extinguishment or restructuring of debt: Gain (loss) on early extinguishment or restructuring of debt was a loss of $7.3 million for the year ended December 31, 2011, primarily due to professional fees incurred as a result of the Exchange Offers and Consent Solicitation, as compared to a gain of $0.2 million for the year ended December 31, 2010.

Gain (loss) from contingent value rights valuation: The loss from the change in fair value of the contingent value rights decreased $16.6 million to a $2.9 million gain for the year ended December 31, 2011 from a $13.7 million loss for the year ended December 31, 2010. Estimates of fair value represent the Company’s best estimates based on a pricing model and are correlated to and reflective of our common stock trends. As the fair value of our common stock increases/decreases, the fair value of the contingent value rights increases/decreases and a loss/gain from contingent rights valuation is recorded.

Interest income and other income (expense), net: Interest income and other income (expense), net increased $1.5 million to $1.3 million in income for the year ended December 31, 2011 from a $0.2 million expense for the year ended December 31, 2010.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) decreased $9.0 million to a loss of $2.4 million for the year ended December 31, 2011 from a gain of $6.6 million for the year ended December 31, 2010. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction loss on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to a decrease in the exchange rate in the third quarter of 2011, compared to the prior year when we incurred a gain due to an increase in the exchange rate in the first and second quarters of 2010.

Income tax benefit (expense): Income tax benefit (expense) is a $1.3 million expense for the year ended December 31, 2011 compared to a $6.5 million benefit for the year ended December 31, 2010. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain ASC 740 liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC 740. The foreign tax expense was offset by a significant benefit from the release of valuation allowances related to deferred tax assets. Refer to Note 7—“Income Taxes,” to our consolidated annual audited financial statements for further detail.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions, which were memorialized in the First Supplemental Indenture to the 10% Notes Indenture.

On November 14, 2012, PTHI consummated the Note Exchange of $79.7 million in aggregate principal amount of its 10% Notes for $86.9 million in aggregate principal amount of its 10% Exchange Notes, which were newly issued pursuant to the Second Supplemental Indenture to the 10% Notes Indenture. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012. The 10% Exchange Notes accrue interest from November 14, 2012 and are guaranteed by the same entities, including PTGi, that guarantee the 10% Notes. The terms of the 10% Exchange Notes are substantially similar to those governing the 10% Notes, which are described in greater detail below under “—Exchange Offers and Consent Solicitation; Issuance of the 10% Notes,” except that the applicable redemption price of the 10% Exchange Notes at any time such notes are redeemed is 100.00% of the principal amount of such 10% Exchange Notes redeemed, plus accrued and unpaid interest. Unless the context dictates otherwise, all references herein to the “10% Notes” include the 10% Exchange Notes.

In connection with the Note Exchange, the participating noteholders consented to amendments to the 10% Notes Indenture contained in, and PTGi and the guarantors of the 10% Notes agreed to enter into, the Second Supplemental Indenture, the terms of which are described in greater detail above under “—Recent Developments—Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes.”

On December 19, 2012, PTHI consummated a second note exchange of $23.8 million in aggregate principal amount of its 10% Notes for $25.7 million in aggregate principal amount of its 10% Exchange Notes. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012.

Divestiture of Primus Australia and Subsequent Asset Sale Tender Offer

On May 31, 2012, the Company completed the sale of 100% of the outstanding equity of Primus Australia to M2 pursuant to the Purchase Agreement. The purchase price before adjustment was approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). See “—Recent Developments—Divestiture of Primus Australia” for additional detail regarding this transaction.

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

On June 20, 2012, PTHI commenced an offer to purchase (the “Offer to Purchase”) up to $183,300,000 aggregate principal amount of the 10% Notes at a purchase price in cash equal to 100% of the principal amount of 10% Notes validly tendered (and not validly withdrawn) and accepted in the Offer to Purchase, plus accrued and unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase expired on July 19, 2012. No 10% Notes were tendered pursuant to the Offer to Purchase.

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

Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s continued evaluation of strategic alternatives discussed above, on June 28, 2012, the Company’s Board of Directors committed to dispose of the Company’s ICS business unit and continues to actively solicit a sale or other disposition of such business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the consolidated balance sheet as of December 31, 2012. See Note 18—“Discontinued Operations” to the notes to our consolidated annual audited financial statements included elsewhere in this Annual Report on Form 10-K.

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by PTHI and Primus Telecommunications Canada Inc. (“Primus Canada”), and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc., (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million in aggregate principal amount of the 10% Notes. An aggregate of $228.6 million in principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million in aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the consolidated statements of operations.

The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 10% Notes will mature on April 15, 2017.

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

Prior to March 15, 2013, PTHI may redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, PTHI may redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, PTHI may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest. As discussed above under “—Repurchase of a Majority of 10% Notes and Subsequent Note Exchanges for Newly Issued 10% Exchange Notes,” the redemption premiums described in this paragraph apply to the 10% Notes but not the 10% Exchange Notes, for which the applicable redemption premium is in all cases 100% of the principal amount of such notes redeemed.

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, PTHI must give holders of the 10% Notes an opportunity to sell their 10% Notes to PTHI at a purchase price of 100% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If PTGi or any of its restricted subsidiaries consummates certain Asset Sales (as defined in the 10% Notes Indenture) and does not choose to use all of the net proceeds of such Asset Sale for specified purposes, PTHI may be required to use the remaining net proceeds from such Asset Sale (which are defined as “Excess Proceeds” under the 10% Notes Indenture) to offer to repurchase the 10% Notes using such Excess Proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of PTGi and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of PTGi’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

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

Net cash provided by operating activities was $23.6 million for the year ended December 31, 2012 as compared to $42.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, net income, net of non-cash operating activity, provided $28.6 million of cash. Other major drivers included a decrease in accounts receivable of $16.4 million, partially offset by a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $9.4 million, a decrease in accounts payable of $8.4 million and a decrease in accrued interest of $3.9 million.

Net cash provided by operating activities was $42.9 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $36.5 million for the year ended December 31, 2010. For the year ended December 31, 2011, net income, net of non-cash operating activity, provided $56.0 million of cash. In addition, cash was increased by increases in accrued interest of $3.7 million and accrued income taxes of $3.3 million, as well as decreases in other assets of $3.6 million. For the year ended December 31, 2011, we used $9.7 million to reduce our accounts payable, $4.3 million to reduce our accrued interconnection costs and $9.8 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net.

Net cash provided by investing activities was $149.7 million for the year ended December 31, 2012 as compared to net cash used in investing activities of $2.3 million for the year ended December 31, 2011. Net cash provided by investing activities during the year ended December 31, 2012 included $183.1 million of net proceeds from the sale of Primus Australia, partially offset by $31.7 million of capital expenditures and $1.7 million used in the acquisition of businesses.

Net cash used in investing activities was $2.3 million for the year ended December 31, 2011 compared to $21.2 million for the year ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2011 included $31.5 million of capital expenditures and was primarily offset by $14.2 million from the sale of fixed wireless spectrum licenses by Globility, which is now a wholly owned subsidiary. In addition, net cash used in investing activities was offset by $9.5 million provided by the acquisition of businesses, $1.5 million from the sale of a business and $4.1 million from the sale of marketable securities.

Net cash used in financing activities was $191.1 million for the year ended December 31, 2012 as compared to $38.8 million for the year ended December 31, 2011. Net cash used in financing activities during the year ended December 31, 2012 included $119.0 million used to repurchase a portion of the 10% Notes, $55.4 million used to pay the special cash Dividends to our shareholders, $13.5 million used to pay fees related to the repurchase of a portion of the 10% Notes, the subsequent November and December note exchanges for a portion of the 10% Notes and the Exchange Offers and Consent Solicitation, $1.7 million used to reduce the principal amounts outstanding on capital leases and $1.7 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by $0.1 million in proceeds from the sale of common stock.

Net cash used in financing activities was $38.8 million for the year ended December 31, 2011 compared to $13.9 million for the year ended December 31, 2010. During the year ended December 31, 2011, $33.3 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations, net of proceeds, $4.9 million was used to pay fees related to the Exchange Offers and Consent Solicitation, $1.2 million was paid to a noncontrolling interest and $0.4 million was used to buy treasury stock. In addition, $1.1 million was provided by proceeds from the sale of common stock.

Short—and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of December 31, 2012, we had $23.2 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of December 31, 2012, we have $7.9 million in future minimum purchase obligations, $56.3 million in future operating lease payments and $127.8 million of indebtedness.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
13% Senior Secured Notes due 2016	$3,652	$312	$624	$2,716	$—
10% Senior Secured Notes due 2017	18,403	1,269	2,538	14,596	—
10% Senior Secured Exchange Notes due 2017	162,377	10,383	22,518	129,476	—
Capital Leases and Other	110	73	37	—	—
Operating Leases	56,284	12,560	17,320	12,122	14,282
Purchase Obligations	7,876	4,244	3,632	—	—

Total Minimum Principal & Interest Payments	248,702	28,841	46,669	158,910	14,282
Less: Amount Representing Interest	(56,759)	(11,970)	(25,683)	(19,106)	—

Total Contractual Obligations	$191,943	$16,871	$20,986	$139,804	$14,282

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of our “Related Party Transactions,” refer to Note 13—“Related Parties” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

•	volatility in the volume and mix of trading activity on the Exchange;

•

strengthening of the U.S. dollar against foreign currencies, which may reduce the amount of U.S. dollars generated from foreign operating subsidiaries and adversely affect our ability to service our significant debt obligations and pay corporate expenses;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications or Internet industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our liquidity and possible inability to service our substantial indebtedness;

•	an occurrence of a default or event of default under our indentures;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. During the year ended December 31, 2012, approximately 86% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rates is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of Primus Australia during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2012, as compared to the year ended December 31, 2011, the USD was stronger on average as compared to the CAD, GBP and EUR; the USD was weaker on average as compared to the AUD. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) (8.4%), (60.2%), (24.9%) and (218.8%), respectively, in their local currencies compared to the year ended December 31, 2011, and increased (decreased) (9.5%), (59.9%), (25.9%) and (271.3%), respectively, in USD.

In the year ended December 31, 2011, as compared to the year ended December 31, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, the revenue of our subsidiaries whose local currency is CAD, AUD, GBP, and EUR increased (decreased) 2.3%, (7.9%), 180.6% and (99.9%), respectively, in their local currencies compared to the year ended December 31, 2010, and increased (decreased) 6.7%, 3.6%, 192.2% and (99.9%), respectively, in USD.

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

Evaluation of Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting as of December 31, 2012 appears on page F-2 and is incorporated herein by reference. The report of BDO on the effectiveness of internal control over financial reporting is set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 11, 2013, the Compensation Committee reevaluated Mr. Aquino’s 2012 STIP cash award to be awarded pursuant to his Employment Agreement. Upon the completion of such reevaluation, the Compensation Committee increased the amount of such award from $1,680,000 to $2,145,000, with 50% of such award vesting in March 2013 and 50% of such award vesting in March 2014 and in each case subject to the terms and conditions of such award.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2013 annual meeting of stockholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2013 (“2013 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2013 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2013 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference. Information relating to beneficial ownership reporting compliance is set forth in our 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert is set forth in our 2013 Proxy Statement under the Caption “Board Committees” and is incorporated herein by reference.

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

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1

All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b) Exhibit listing

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 10, 2010 by and among Primus Telecommunications Group, Incorporated, a Delaware corporation (“PTGi”), PTG Investments, Inc., a Delaware corporation and a direct wholly owned subsidiary of PTGi (“Merger Sub”), and Arbinet Corporation, a Delaware corporation (“Arbinet”) (incorporated by reference to Exhibit 2.1 to PTGi’s Current Report on Form 8-K, filed on November 12, 2010) (File No. 000-29092).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 14, 2010, by and among PTGi, Merger Sub and Arbinet (incorporated by reference to Exhibit 2.1 to PTGi’s Current Report on Form 8-K, filed on December 15, 2010) ( File No. 000-29092).

2.3	Equity Purchase Agreement, dated April 15, 2012, by and among M2 Telecommunications Group Ltd,, Primus Telecommunications International, Inc. and PTGi (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 19, 2012) (File No. 001-35210).

3.1	Second Amended and Restated By-laws of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.2 to PTGi’s Current Report on Form 8-K, filed on April 27, 2012) (File No. 001-35210).

3.2	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to PTGi’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

4.1	Specimen of Common Stock (incorporated by reference to Exhibit 3.3 to PTGI’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

4.2	Class A Warrant Agreement, dated as of July 1, 2009, by and between PTGi and StockTrans, Inc. (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

4.3	Class B Warrant Agreement, dated as of July 1, 2009, by and between PTGi and StockTrans, Inc. (incorporated by reference to Exhibit 4.2 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

4.4	Contingent Value Rights Distribution Agreement of PTGi (incorporated by reference to Exhibit 4.1 to PTGi’s Form 8-A, filed on July 1, 2009) (File No. 000-29092).

Exhibit Number	Description
4.5.1	Indenture, dated as of December 22, 2009, by and among Primus Telecommunications Holding, Inc. (“PTHI”), Primus Telecommunications Canada Inc. (“Primus Canada”), the Guarantors party thereto, The Bank of New York Mellon, as Trustee, U.S. Bank National Association, as U.S. Collateral Trustee, and Computershare Trust Company of Canada, as Canadian Collateral Trustee, relating to Units, each Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by PTHI and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Canada (“13% Notes”) (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on December 24, 2009) (File No. 000-29092).

4.5.2	Form of Unit comprised of $653.85 principal amount of 13% Notes issued by PTHI and $346.15 principal amount of 13% Notes issued by Primus Canada (included in Exhibit 4.5.1) (File No. 000-29092).

4.5.3	Form of 13% Note issued by PTHI (included in Exhibit 4.5.1) (File No. 000-29092).

4.5.4	Form of 13% Note issued by Primus Canada (included in Exhibit 4.5.1) (File No. 000-29092).

4.5.5	Supplemental Indenture, dated as of July 5, 2011, by and among PTHI, Primus Canada, the guarantors named therein, The Bank of New York Mellon, as trustee, U.S. Bank National Association, as U.S. collateral trustee, and Computershare Trust Company of Canada, as Canadian collateral trustee, supplementing the 13% Notes Indenture (incorporated by reference to Exhibit 4.3 to PTGi’s Current Report on Form 8-K, filed on July 8, 2011) (File No. 001-35210).

4.6.1	Indenture, dated as of July 7, 2011, by and among PTHI, as Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee and Collateral Trustee, relating to the 10% Senior Secured Notes due 2017 (“10% Notes”) (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on July 8, 2011) (File No. 001-35210).

4.6.2	Form of 10% Note issued by PTHI (included in Exhibit 4.6.1) (File No. 001-35210).

4.6.3	Supplemental Indenture, dated as of September 17, 2012, by and among PTHI, the Guarantors party thereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on September 17, 2012) (File No. 001-35210).

4.6.4	Second Supplemental Indenture and First Amendment to Collateral Agreement, dated as of November 14, 2012, by and among PTHI, the Guarantors party thereto, and U.S. Bank National Association, as Trustee and Collateral Trustee, (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on November 14, 2012) (File No. 001-35210).

4.6.5	Form of 10% Exchange Note issued by PTHI (included in Exhibit 4.6.4) (File No. 001-35210).

10.1^	PTGi Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to PTGi’s Annual Report on Form 10-K, filed on March 25, 2011) (File No. 000-29092).

10.2^	Executive Employment Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.3^	Restricted Stock Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.2 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.4^	Arbinet Holdings, Inc. Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Arbinet Corporation’s Registration Statement on Form S-1, filed on July 9, 2004) (File No. 333-117278).

Exhibit Number	Description
10.5^	Arbinet-thexchange, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Arbinet Corporation’s Registration Statement on Form S-1/A, filed on November 29, 2004) (File No. 333-117278).

10.6^	Certificate of Amendment to the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Arbinet Corporation’s Quarterly Report on Form 10-Q, filed on November 9, 2006) (File No. 000-51063).

10.7	License Agreement, effective as of February 16, 2011, by and between Arbinet Corporation and AIP Acquisition LLC (incorporated by reference to Exhibit 10.2 to Arbinet Corporation’s Current Report on Form 8-K, filed on February 17, 2011) (File No. 000-51063).

10.8^	Offer Letter between PTGi and Kenneth D. Schwarz dated June 17, 2011 (incorporated by reference to Exhibit 10.1 of PTGi’s Current Report on Form 8-K, filed on June 23, 2011) (File No. 001-35210).

10.9^	Form of Indemnification Agreement between PTGi and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on August 15, 2011) (File No. 001-35210).

10.10^	Form of Time-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.11^	Form of Performance-Based Restricted Stock Unit Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.12^	Form of Nonqualified Stock Option Agreement under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.13^	Form of Nonqualified Stock Option Agreement for Non-Employee Director Grants under the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.14^	Omnibus Amendment to Restricted Stock Agreements for Peter D. Aquino, dated November 1, 2011, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.15 to PTGi’s Annual Report on Form 10-K, filed on March 15, 2012).

10.15^	Separation and Release Agreement, dated July 1, 2012, by and between Kenneth Schwarz and Primus Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 3, 2012) (File No. 001-35210).

10.16	Form of Letter Agreement relating to the repurchase by PTHI of a portion of its 10% Senior Secured Notes due 2017 from certain selling holders (incorporated by reference to Exhibit 10.2 to the PTGI’s Quarterly Report on Form 10-Q, filed on November 9, 2012) (File No. 001-35210).

10.17	Note Exchange and Consent Agreement, dated as of November 14, 2012, by and among PTHI, the Guarantors party thereto and the Noteholders party thereto (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on November 14, 2012) (File No. 001-35210).

Exhibit Number	Description
10.18	Note Exchange and Consent Agreement dated as of December 19, 2012, by and between PTHI and the Noteholders party thereto (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on December 21, 2012) (File No. 001-35210).

10.19^	Amendment to Executive Employment Agreement, dated January 17, 2013, by and between PTGi and Peter D. Aquino (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on January 18, 2013) (File No. 001-35210).

10.20^	Offer Letter, dated March 22, 2011, by and between PTGi and James Keeley

10.21^	Offer Letter, dated February 24, 2011, by and between Primus Telecommunications Canada, Incorporated (“PTCI”) and Andrew Day

10.22^	Amendment to Offer Letter, dated February 9, 2012, by and between PTCI and Andrew Day

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated April 26, 2011 (incorporated by reference to Exhibit 16.1 of PTGi’s Current Report on Form 8-K, filed on April 26, 2011) (File No. 001-29092).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of directors and officers of PTGi (included on signature page).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements. (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/S/ ANDREW DAY
Andrew Day President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Day and James C. Keeley, or each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Company’s Form 10-K for the fiscal year ended December 31, 2012, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ANDREW DAY Andrew Day	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013

/S/ PETER D. AQUINO Peter D. Aquino	Executive Chairman of the Board	March 14, 2013

/S/ JAMES C. KEELEY James C. Keeley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/S/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 14, 2013

/S/ ROBERT M. PONS Robert M. Pons	Director	March 14, 2013

/S/ NEIL S. SUBIN Neil S. Subin	Director	March 14, 2013

/S/ MARK E. HOLLIDAY Mark E. Holliday	Director	March 14, 2013

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus maintained effective internal control over financial reporting as of December 31, 2012.

/S/ ANDREW DAY	March 14, 2013
Andrew Day President and Chief Executive Officer (Principal Executive Officer)

/S/ JAMES C. KEELEY	March 14, 2013
James C. Keeley Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Primus Telecommunications Group, Incorporated

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primus Telecommunications Group, Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

We also have audited the retrospective adjustments to the 2010 consolidated financial statements for the discontinued operations of Australia, ICS, and Brazil, as described in Note 18, the composition of reportable segments, as described in Note 14 and certain amounts in selling, general and administrative expense related to the BLACKIRON Data operating segment which were reclassified to cost of revenue as part of the Company’s new operating segment structure, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2010 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2010 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Bethesda, Maryland

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, VA

We have audited, before the effects of the retrospective adjustments (1) for the discontinued operations of Brazil, Australia, and the International Carrier Services (“ICS”) segment, (2) to the disclosures for a change in the composition of reportable segments, and (3) for the reclassification of certain amounts in selling, general and administrative expense related to the BLACKIRON Data operating segment which were reclassified to cost of revenue on the statement of operations, discussed in Notes 18, 14, and 2, respectively, to the consolidated financial statements, the consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company”) for the year ended December 31, 2010 (the 2010 consolidated financial statements before the effects of the retrospective adjustments discussed in Notes 18, 14, and 2 to the consolidated financial statements are not presented herein). Our audit also included the financial statement schedule for the year ended December 31, 2010 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2010 consolidated financial statements, before the effects (1) of the retrospective adjustments for the discontinued operations of Brazil, Australia, and the ICS segment, (2) to the disclosures for a change in the composition of reportable segments, and (3) for the reclassification of certain amounts in selling, general and administrative expense related to the BLACKIRON Data operating segment which were reclassified to cost of revenue on the statement of operations, discussed in Notes 18, 14, and 2, respectively, to the consolidated financial statements, present fairly, in all material respects, the results of the operations and the cash flows of Primus Telecommunications Group, Incorporated and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2010 financial statement schedule, when considered in relation to the basic 2010 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for (1) the discontinued operations of Brazil, Australia, and the ICS segment, (2) the retrospective adjustments to the disclosures for a change in the composition of reportable segments, or (3) for the reclassification of certain amounts in selling, general and administrative expense related to the BLACKIRON Data operating segment which were reclassified to cost of revenue on the statement of operations, discussed in Notes 18, 14, and 2, respectively, to the consolidated financial statements, and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated

McLean, Virginia

We have audited Primus Telecommunications Group, Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primus Telecommunications Group, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Primus Telecommunications Group, Incorporated and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Primus Telecommunications Group, Incorporated and Subsidiaries as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 14, 2013

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
NET REVENUE	$260,554	$291,386	$282,017
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	125,263	143,347	134,892
Selling, general and administrative	102,760	110,711	113,008
Depreciation and amortization	31,023	35,371	40,177
(Gain) loss on sale or disposal of assets	171	(12,948)	(196)
Asset impairment expense	10,000	—	—

Total operating expenses	269,217	276,481	287,881

INCOME (LOSS) FROM OPERATIONS	(8,663)	14,905	(5,864)
INTEREST EXPENSE	(23,934)	(30,811)	(35,331)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(201)	(213)	(183)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(21,682)	(7,346)	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	1,292	2,902	(13,737)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	86	1,265	(167)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,739	(2,426)	6,570

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(50,363)	(21,724)	(48,548)
REORGANIZATION ITEMS, net	—	—	1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,363)	(21,724)	(48,547)
INCOME TAX BENEFIT (EXPENSE)	4,518	(1,282)	6,515

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,845)	(23,006)	(42,032)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(20,551)	(5,482)	19,914
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	94,265	(4,781)	2,926

NET INCOME (LOSS)	27,869	(33,269)	(19,192)
Less: Net (income) loss attributable to the noncontrolling interest	18	(5,461)	105

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$27,887	$(38,730)	$(19,087)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,844	12,994	9,721

Diluted	13,844	12,994	9,721

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4.09	—	—

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(45,827)	$(28,467)	$(41,927)
Income (loss) from discontinued operations, net of tax	(20,551)	(5,482)	19,914
Gain (loss) from sale of discontinued operations, net of tax	94,265	(4,781)	2,926

Net income (loss)	$27,887	$(38,730)	$(19,087)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$27,869	$(33,269)	$(19,192)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(8,156)	(2,292)	866

COMPREHENSIVE INCOME (LOSS)	19,713	(35,561)	(18,326)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(711)	(5,504)	(74)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$19,002	$(41,065)	$(18,400)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,197	$41,052
Accounts receivable (net of allowance for doubtful accounts receivable of $1,771 and $7,552 at December 31, 2012 and 2011, respectively)	17,871	81,609
Prepaid expenses and other current assets	5,792	15,539
Assets held for sale	40,066	—

Total current assets	86,926	138,200
RESTRICTED CASH	848	11,891
PROPERTY AND EQUIPMENT—Net	65,315	152,180
GOODWILL	60,744	71,902
OTHER INTANGIBLE ASSETS—Net	63,024	135,677
OTHER ASSETS	24,333	33,974

TOTAL ASSETS	$301,190	$543,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,218	$46,627
Accrued interconnection costs	2,992	24,103
Deferred revenue	8,821	12,258
Accrued expenses and other current liabilities	20,565	44,384
Accrued income taxes	7,741	10,617
Accrued interest	1,716	5,889
Current portion of long-term obligations	66	1,948
Liabilities held for sale	24,304	—

Total current liabilities	78,423	145,826
LONG-TERM OBLIGATIONS	127,046	245,814
DEFERRED TAX LIABILITY	11,367	31,311
CONTINGENT VALUE RIGHTS	14,904	16,196
OTHER LIABILITIES	947	2,971

Total liabilities	232,687	442,118
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 13,965,155 and 13,772,646 shares issued and 13,933,529 and 13,741,020 shares outstanding at December 31, 2012 and 2011, respectively	14	14
Additional paid-in capital	98,534	142,796
Accumulated deficit	(23,198)	(51,085)
Treasury stock, at cost—31,626 and 31,626 shares at December 31, 2012 and 2011, respectively	(378)	(378)
Accumulated other comprehensive income (loss)	(6,469)	2,416

Total stockholders’ equity before noncontrolling interest	68,503	93,763

Noncontrolling interest	—	7,943

Total stockholders’ equity	68,503	101,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,190	$543,824

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance as of December 31, 2009	$99,909	9,600	$10	$85,533	$—	$6,732	$4,064	$3,570
Share-based compensation expense	1,795	—	—	1,795	—	—	—	—
Proceeds from sale of common stock, net	(344)	201	—	(344)	—	—	—	—
Net income (loss)	(19,192)	—	—	—	—	(19,087)	—	(105)
Foreign currency translation adjustment	866	—	—	—	—	—	687	179

Balance as of December 31, 2010	$83,034	9,801	$10	$86,984	$—	$(12,355)	$4,751	$3,644

Share-based compensation expense	5,218	—	—	5,218	—	—	—	—
Proceeds from sale of common stock, net	1,110	739	1	1,109	—	—	—	—
Transaction costs of merger	(1,121)	—	—	(1,121)	—	—	—	—
Stock consideration issued for merger	50,609	3,233	3	50,606	—	—	—	—
Purchase of treasury stock	(378)	(32)	—	—	(378)	—	—	—
Dividend to noncontrolling interest	(1,205)	—	—	—	—	—	—	(1,205)
Net income (loss)	(33,269)	—	—	—	—	(38,730)	—	5,461
Foreign currency translation adjustment	(2,292)	—	—	—	—	—	(2,335)	43

Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943

Share-based compensation expense	5,194	—	—	5,194	—	—	—	—
Proceeds from sale of common stock, net	124	193	—	124	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,653)	—	—	(1,653)	—	—	—	—
Dividends declared	(56,581)	—	—	(56,581)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	8,654	—	—	—	(8,654)
Net income (loss)	27,869	—	—	—	—	27,887	—	(18)
Foreign currency translation adjustment	(8,156)	—	—	—	—	—	(8,885)	729

Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,869	$(33,269)	$(19,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	—	(1)
Provision for doubtful accounts receivable	4,819	7,621	8,392
Share-based compensation expense	5,194	5,218	1,635
Depreciation and amortization	43,239	65,148	68,220
(Gain) loss on sale or disposal of assets	(93,175)	(8,163)	(2,542)
Impairment of goodwill and long-lived assets	20,298	14,679	6,161
Accretion (amortization) of debt premium/discount, net	201	213	183
Change in fair value of Contingent Value Rights	(1,292)	(2,902)	13,737
Deferred income taxes	119	(1,763)	(6,321)
(Gain) loss on early extinguishment or restructuring of debt	21,682	7,346	(164)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(324)	1,898	(15,734)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	16,372	(540)	3,405
(Increase) decrease in prepaid expenses and other current assets	(1,397)	720	(1,176)
(Increase) decrease in other assets	5,933	3,550	(2,545)
Increase (decrease) in accounts payable	(8,393)	(9,747)	(8,476)
Increase (decrease) in accrued interconnection costs	(3,397)	(4,309)	(6,167)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(9,367)	(9,840)	(331)
Increase (decrease) in accrued income taxes	(942)	3,332	(2,581)
Increase (decrease) in accrued interest	(3,870)	3,740	118

Net cash provided by operating activities before cash reorganization items	23,569	42,932	36,621
Cash effect of reorganization items	—	—	(137)

Net cash provided by operating activities	23,569	42,932	36,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,747)	(31,533)	(26,421)
Sale of property and equipment and other assets	25	14,227	5,598
Cash from disposition of business, net of cash disposed	183,101	1,464	123
Cash acquired from business acquisitions, net of cash paid	(1,707)	9,501	—
Sales of marketable securities	—	4,087	—
(Increase) decrease in restricted cash	66	(78)	(521)

Net cash provided by (used in) investing activities	149,738	(2,332)	(21,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	11,625	—
Principal payments on long-term obligations	(120,763)	(44,970)	(13,866)
Payment of fees on restructuring of debt	(13,455)	(4,940)	—
Proceeds from sale of common stock, net	124	1,110	—
Payment of dividends	(55,390)	—	—
Payment to noncontrolling interest	—	(1,205)	—
Purchase of treasury stock	—	(378)	—
Taxes paid in lieu of shares issued for share-based compensation	(1,653)	—	—

Net cash used in financing activities	(191,137)	(38,758)	(13,866)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	(2,324)	(2,401)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,855)	(482)	(1,004)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,052	41,534	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,197	$41,052	$41,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24,908	$26,729	$35,576
Cash paid for taxes	$2,349	$1,594	$2,996
Non-cash investing and financing activities:
Capital lease additions	$—	$14,874	$51
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$—	$2,507	$—
Business disposition proceeds in note receivable	$—	$—	$3,380
Business acquisition purchased with Company common stock	$—	$50,609	$—
Premium associated with debt restructuring converted into new debt	$9,084	$22,666	$—
Acquisition of noncontrolling interest	$8,654	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“PTGi” or the “Company”) is an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in Canada and the United States. The Company’s primary market is Canada, where it has deployed significant network infrastructure. The Company classifies its services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). It provides these services from its three business units: North America Telecom, BLACKIRON Data (previously known as “Data Center”) and ICS. The Company’s two primary reportable operational segments are North America Telecom and BLACKIRON Data.

The Company targets customers with significant telecommunications and data management needs, including small- and medium-sized enterprises, enterprise organizations, multinational corporations, residential customers, and other telecommunication carriers and resellers. We provide services over our global, facilities-based network, and through our Canadian data centers which consists of:

•	8 data centers in 5 cities in Canada (Toronto, Ottawa, London, Edmonton, and Vancouver);

•

13 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, Western Europe and the Asia-Pacific region;

•	approximately 120 interconnection points to our network, or points of presence (“POPs”), within our service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network;

•	a global network that uses high-bandwidth IP networking; and

•	a global VoIP network based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

The Company is incorporated in the state of Delaware and operates as a holding company of operating subsidiaries primarily in Canada and the United States.

On June 23, 2011, the Company began to trade its common stock on the New York Stock Exchange under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the Company is no longer restricted by Canadian foreign ownership laws. Given these changes, Primus Telecommunications International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. Prior to the purchase of the remaining 54.4%, the results of Globility and its subsidiary were consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its ICS business unit. During 2011, the Company sold its Brazilian segment and in 2010, the Company classified its European retail operations as discontinued operations.

The Company has applied retrospective adjustments for 2011 and 2010 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the consolidated balance sheet as of December 31, 2012. See Note 18—“Discontinued Operations,” for further information regarding these transactions.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic, and also from the provision of hosting, local and wireless services.

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long-distance voice plans and for the provision of data/Internet services (including retail VoIP), hosting, and colocation. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, dial-up access, hosting, and colocation, as deferred revenue until such related services are provided.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies the uncertain tax position-related provisions of ASC No. 740, “Income Taxes” (“ASC 740”) (formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”). These provisions clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740.

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

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

Accounts Receivable—Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Advertising Costs—In accordance with ASC No. 720-35, “Other Expenses—Advertising,” costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $5.3 million, $9.0 million and $8.0 million, respectively.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of a reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Step 2 measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined; i.e., through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company also may utilize the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows the Company to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company’s reporting units in 2011 were Australia, Canada and US/ICS. In May 2012, the Australian reporting unit was sold, and the reporting units were Canada and US/ICS. Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012, the remaining reporting units are Canada and US.

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

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

The current year impairment analysis and carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 5—“Goodwill and Other Intangible Assets.”

Valuation of Long-lived Assets (Held and Used)—The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s commitment to dispose of its ICS business, it classified the net assets of ICS as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets of ICS.

The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 18—“Discontinued Operations.”

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

Derivative Instruments—Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

stock contingent value rights (“CVRs”) to receive shares of Company common stock (subject to adjustment, the “CVR Shares”) in an original aggregate amount of up to 2,665,000 shares. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009. As a result of the special cash Dividends discussed in Note 10—“Stockholders’ Equity,” antidilution provisions in the CVR Agreement were triggered and the maximum aggregate number of CVR Shares issuable with respect to the CVRs was adjusted upward from 2,665,000 shares to 3,657,157 shares while the strike price with respect to the CVRs was adjusted downward from $35.95 to $26.20.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging” (“ASC 815”), as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of PTGi’s common stock price trends; in general, as the value of PTGi’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of PTGi’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company recognizes a change in value of the CVRs as gain from contingent value rights valuation. See Note 8—“Fair Value of Financial Instruments and Derivatives.”

Share-Based Compensation—The Company accounts for share-based compensation under ASC No. 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payments”) (“ASC 718”), which addresses the accounting for share-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC 718 generally requires that share-based compensation be accounted for using a fair-value based method. The Company records share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (“APIC”) pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based awards that were fully vested and outstanding upon the adoption of ASC 718.

The Company uses a Black-Scholes option valuation model to determine the fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. Share-based compensation is recorded net of expected forfeitures.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the PTGi’s stock options required by ASC 718, income taxes and various tax contingencies.

Estimates of fair value represent the Company’s best estimates developed with the assistance of independent appraisals or various valuation techniques and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities, as related to business combinations and subsequent impairment assessment of goodwill, may impact the amount of recorded goodwill.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income from continuing operations, net of tax. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units, warrants and convertible debt securities.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations. In addition, certain amounts in selling, general and administrative expense related to our BLACKIRON Data operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 14—“Operating Segment and Related Information.”

Newly Adopted Accounting Principles

In May 2011, an update was issued to the Fair Value Measurement Topic ASC No. 820, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. It seeks to develop a single, converged fair value framework between the FASB and the International Financial Reporting Standards (“IFRS”) Board. On January 1, 2012, the Company adopted this update, which did not have a material impact on the consolidated financial statements.

In June 2011, an update was issued to the Comprehensive Income Topic ASC No. 220, ASU 2011-05, “Presentation of Comprehensive Income,” which provides guidance to all entities that report items of other

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

comprehensive income, in any period presented. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 also contains a provision that requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, an update was issued to the Comprehensive Income Topic ASC No. 220, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred the requirement to present the reclassification adjustments out of other comprehensive income. On January 1, 2012, the Company adopted these updates, which did not have a material impact on the consolidated financial statements.

In September 2011, an update was issued to the Intangibles—Goodwill and Other Topic ASC No. 350, ASU 2011-08, “Testing Goodwill for Impairment,” which provides guidance to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. On January 1, 2012, the Company adopted this update, which did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements

In December 2011, an update was issued to the Balance Sheet Topic ASC No. 210, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which contains new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under U.S. GAAP because under U.S. GAAP certain derivative and repurchase agreement arrangements are granted exceptions from the general offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

financial statements are prepared in accordance with U.S. GAAP. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. The Company’s effective date for adoption is January 1, 2014 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

In July 2012, an update was issued to the Intangibles—Goodwill and Other Topic ASC No. 350, ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which provides guidance to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company’s effective date for adoption is January 1, 2013 and it does not foresee this accounting update having a material effect on its consolidated financials in future periods, although that could change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Estimates of fair value included in the financial statements, in conformity with ASC No. 820, “Fair Value Measurement” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, “Business Combinations” (“ASC 805”), the allocation of the consideration value was completed on February 28, 2012, the one year anniversary of the date of the acquisition.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
(2)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of the US/ICS reporting unit. Goodwill is not amortized and is not deductible for tax purposes.
(3)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets are subject to amortization and the customer list and exchange license are being amortized over 15 years and 10 years, respectively.

Unlimitel Inc. and HMNET Technologies, Inc. Acquisitions

During the first quarter of 2011 one of the Company’s Canadian subsidiaries completed the acquisitions of the customer base and fixed assets of Unlimitel Inc. (“Unlimitel”) and HMNet Technologies Inc. (“HMNet”), both commercial VoIP providers. The total consideration transferred to complete the acquisitions was approximately $3.1 million. The cash payments associated with the acquisitions are as follows: $1.0 million was paid upon closing, $0.3 million was paid during the second quarter of 2011, $1.4 million was paid during the first quarter of 2012, and $0.4 million is payable upon the two-year anniversary of the closing date.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011
Network equipment	$115,315	$246,889
Furniture and equipment	4,652	4,453
Leasehold improvements	3,348	11,299
Construction in progress	6,291	4,800

Subtotal	129,606	267,441
Less: accumulated depreciation	(64,291)	(115,261)

Total property and equipment, net	$65,315	$152,180

At December 31, 2012 and 2011, total equipment under capital lease and vendor financing obligations consisted of $3.8 million and $18.3 million of network and peripheral equipment, respectively, with accumulated depreciation of $2.2 million and $2.8 million, respectively.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2012, 2011 and 2010, including equipment under capital leases and vendor financing obligations, was $19.6 million, $18.9 million and $19.8 million, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Goodwill	$60,744	$71,902
Trade Names	$27,000	$76,900

Goodwill

On February 28, 2011, the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 3—“Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger, at the level of the reporting unit into which Arbinet was integrated. This resulted in the Company performing an interim goodwill impairment assessment, and consequently, recording an impairment charge of $14.7 million. As the impairment charge is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations.

The Company considered its commitment to dispose of the ICS business and the classification of its net assets as held for sale as a triggering event and tested the goodwill of the US/ICS reporting unit for impairment in June 2012. Although step one failed, the implied goodwill calculated in step two was sufficient to cover the recorded goodwill and no impairment charge was recorded.

As of the most recent annual test conducted on October 1, 2012, the Company performed a goodwill impairment test for the US reporting unit. Based on the results of the step one test, the Company determined that the fair value was in excess of the carrying value and a step two test was not required. To facilitate the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Company’s calculation of the fair value of the reporting unit, the valuation methods included a discounted cash flow analysis, considering a 14.5% weighted average costs of capital and market-based multiples of projected earnings for its terminal value. A key assumption in the fair value calculations is the Company’s future operating performance and resulting cash flow, which are inherently subject to significant uncertainties and contingencies and are based on management’s best estimates at the date of measurement. Potential events which could have a negative effect on this and other key assumptions include competitive actions, technological developments, regulatory actions and currency movements.

For the annual test conducted on October 1, 2012 of the Canada reporting unit, the Company utilized the provisions of ASU 2011-08, which allows the Company to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Canada reporting unit is less than its carrying amount. The Company analyzed current projections for future performance, as well as prior projections compared to current year results. The Company did not identify any material economic conditions, industry or market considerations or cost factors that would significantly alter the current carrying value or fair value of the Canada reporting unit. In addition, the executive management team of the Canada reporting unit has remained static over the past year. All of these factors, combined with an immaterial change to the carrying value and a prior year valuation that resulted in a significant excess of fair value over the carrying value for step one, led to the conclusion that it is not more likely than not that the fair value of the Canada reporting unit is less than its carrying amount.

In conjunction with the Company’s commitment to dispose of its ICS business in June 2012, the Company allocated, based on its relative fair value to the US reporting unit in total, $9.3 million of goodwill to the long-lived assets of ICS, classified as held for sale (see Note 18—“Discontinued Operations”).

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	United States	Canada	Australia	Brazil	Total
Balance as of December 31, 2010	$29,960	$31,775	$1,950	$46	$63,731
Effect of change in foreign currency exchange rates	—	(798)	(13)	(4)	(815)
Acquisition (disposition) of business	21,865	1,842	—	(42)	23,665
Accumulated impairment loss	(14,679)	—	—	—	(14,679)

Balance as of December 31, 2011	$37,146	$32,819	$1,937	$—	$71,902

Effect of change in foreign currency exchange rates	—	863	(4)	—	859
Acquisition (disposition) of business	(1,280)	480	(1,933)	—	(2,733)
Allocation to disposal group	(9,284)	—	—	—	(9,284)

Balance as of December 31, 2012	$26,582	$34,162	$—	$—	$60,744

Trade Names

In conjunction with the sale of the Australian segment in the second quarter of 2012, the Company also assigned the trademarks owned by the Australian segment to M2 Telecommunications Group Ltd. Pursuant to the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

trademark assignment deed, entered into as part of the transaction, the assignee is restricted from using the specified trademarks in any jurisdiction outside of Australia and New Zealand where the Company continues to hold existing rights. The value of the assigned trademarks was $39.2 million, less a deferred tax liability of $15.2 million.

As of the most recent annual test conducted on October 1, 2012, the Company evaluated the US trade name for impairment. In performing the impairment test for the US trade name, the Company estimated the fair value for the trade name based on projected revenues and the associated royalties earned from the use of the “Primus Telecommunications” trade name, and compared that to the carrying value of the trade name. The Company recorded an impairment charge of $10.0 million. The impairment charge is included in Asset impairment expense on the Company’s consolidated statements of operations.

The primary driver for the decline in the estimated fair value of the US trade name was the absence of future royalties on revenue generated by the BLACKIRON Data operating segment of the Canada reporting unit. The US trade name of “Primus Telecommunications” is not used to generate revenue for BLACKIRON Data, which is marketed using its own name.

In conjunction with the Company’s commitment to dispose of its ICS business in June 2012, the Company reclassified indefinite-lived trade names of $0.7 million to the long-lived assets of ICS, classified as held for sale (see Note 18—“Discontinued Operations”).

The changes in the carrying amount of trade names by reporting unit for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	United States	Canada	Australia	Brazil	Total
Balance as of December 31, 2010	$76,200	$—	$—	$—	$76,200
Acquisition (disposition) of business	700	—	—	—	700

Balance as of December 31, 2011	$76,900	$—	$—	$—	$76,900

Acquisition (disposition) of business	(39,200)	—	—	—	(39,200)
Reclassification to held for sale	(700)	—	—	—	(700)
Accumulated impairment loss	(10,000)	—	—	—	(10,000)

Balance as of December 31, 2012	$27,000	$—	$—	$—	$27,000

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade Names	$3,500	$(1,140)	$2,360	$3,500	$(790)	$2,710
Licenses	—	—	—	2,800	(233)	2,567
Customer relationships	94,142	(60,478)	33,664	106,199	(52,699)	53,500

Total	$97,642	$(61,618)	$36,024	$112,499	$(53,722)	$58,777

Amortization expense for trade names, licenses and customer relationships for the years ended December 31, 2012, 2011 and 2010 was $11.4 million, $16.5 million and $20.4 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company expects amortization expense for trade names and customer relationships for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter to be approximately $8.4 million, $6.2 million, $4.7 million, $3.6 million, $2.9 million and $10.2 million, respectively.

6. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Obligations under capital leases and other	$101	$11,696
13% Senior Secured Notes due 2016	2,403	2,403
10% Senior Secured Notes due 2017	12,692	235,231
10% Senior Secured Exchange Notes due 2017	112,587	—

Subtotal	$127,783	$249,330
Original issue discount on Senior Secured Notes	(671)	(1,568)

Subtotal	$127,112	$247,762
Less: Current portion of long-term obligations	(66)	(1,948)

Total long-term obligations	$127,046	$245,814

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of December 31, 2012:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	10% Senior Secured Exchange Notes due 2017	Total
2013	$73	$312	$1,269	$10,383	$12,037
2014	31	312	1,269	11,259	12,871
2015	6	312	1,269	11,259	12,846
2016	—	2,716	1,269	11,259	15,244
2017	—	—	13,327	118,217	131,544
Thereafter	—	—	—	—	—

Total minimum principal & interest payments	110	3,652	18,403	162,377	184,542
Less: Amount representing interest	(9)	(1,249)	(5,711)	(49,790)	(56,759)

Total long-term obligations	$101	$2,403	$12,692	$112,587	$127,783

13% Senior Secured Notes due 2016

As of December 31, 2012 and 2011, there was outstanding $2.4 million in aggregate principal amount of the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding, Inc. (“PTHI”) and Primus Telecommunications Canada Inc. (“Primus Canada”), each of which is a wholly owned subsidiary of PTGi. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Notes issued by PTHI and Primus Canada and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc., (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million in aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) under that certain indenture, dated as of July 7, 2011 (as amended or supplemented from time to time, the “10% Notes Indenture”), by and among PTHI, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Trustee. An aggregate of $228.6 million in principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million in aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the consolidated statements of operations.

The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 10% Notes will mature on April 15, 2017.

The 10% Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of PTHI and the guarantors of the 10% Notes, including PTGi (the “Guarantors”), including a first-priority pledge of all of the capital stock held by PTHI, the Guarantors and each subsidiary of PTGi that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of PTGi that is a foreign subsidiary holding company, is limited to 65% of the capital stock of such subsidiary).

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

Upon the occurrence of certain Changes of Control (as defined in the 10% Notes Indenture) with respect to the Company, PTHI must give holders of the 10% Notes an opportunity to sell their 10% Notes to PTHI at a purchase price of 100% of the principal amount of such 10% Notes, plus accrued and unpaid interest, if any, to the date of purchase. If PTGi or any of its restricted subsidiaries consummates certain Asset Sales (as defined in the 10% Notes Indenture) and does not choose to use all of the net proceeds of such Asset Sale for specified purposes, PTHI may be required to use the remaining net proceeds from such Asset Sale (which are defined as “Excess Proceeds” under the 10% Notes Indenture) to offer to repurchase the 10% Notes using such Excess Proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The 10% Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of PTGi and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of PTGi’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The 10% Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding 10% Notes to be due and payable immediately.

Repurchases of 10% Notes

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, the Guarantors and U.S. Bank National Association, as Trustee, entered into a Supplemental Indenture, dated as of September 17, 2012 (the “First Supplemental Indenture”), to memorialize such 10% Notes Indenture amendments.

In connection with the September 2012 10% Notes repurchase, the Company incurred $10.9 million of premiums and other costs and wrote off $9.5 million of deferred financing costs and $0.7 million of original issue discount, all of which are included in gain (loss) on early extinguishment or restructuring of debt on the consolidated statements of operations.

Prior to the September 2012 10% Notes repurchase, the Company repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value in December 2011.

2012 Note Exchanges for Newly Issued 10% Exchange Notes

On November 14, 2012, PTHI consummated the exchange (the “Note Exchange”) of $79.7 million in aggregate principal amount of its 10% Notes for $86.9 million in aggregate principal amount of its 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”), which were newly issued pursuant to the Second Supplemental Indenture (as defined below) to the 10% Notes Indenture. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012. The 10% Exchange Notes accrue interest from November 14, 2012 and are guaranteed by the same entities, including PTGi, that guarantee the 10% Notes. The terms of the 10% Exchange Notes are substantially similar to those governing the 10% Notes, which are described in greater detail above under “—Exchange Offers and Consent Solicitation; Issuance of the 10% Notes,” except that the applicable redemption price of the 10% Exchange Notes at any time such notes are redeemed is 100.00% of the principal amount of such 10% Exchange Notes redeemed, plus accrued and unpaid interest.

In connection with the Note Exchange, the participating noteholders consented to amendments to the 10% Notes Indenture contained in, and PTGi and the other Guarantors agreed to enter into, that certain Second Supplemental Indenture and First Amendment to Collateral Agreement, dated as of November 14, 2012 (the “Second Supplemental Indenture”), by and among PTHI, the Guarantors and U.S. Bank National Association, as

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Trustee and Collateral Trustee. Among other things, the Second Supplemental Indenture (i) reinstated substantially all of the events of default, restrictive and reporting covenants and related provisions and definitions of the 10% Notes Indenture that were eliminated by the First Supplemental Indenture, with certain amendments thereto to establish a new $50,000,000 restricted payment basket and to permit the incurrence of certain additional parity lien debt, (ii) established the 10% Exchange Notes issuable under the 10% Notes Indenture, (iii) authorized the Note Exchange and (iv) made certain other changes in the 10% Notes Indenture that are of a technical or conforming nature, including the amendment and restatement of certain provisions, the addition of certain definitions and the amendment of certain cross-references.

The participating noteholders also agreed to file and, on November 14, 2012, filed with the Court, a notice of dismissal with prejudice with respect to that certain Litigation commenced on September 17, 2012, as discussed in greater detail in Item 3, “Legal Proceedings—Termination of 10% Notes Indenture Litigation” of this Annual Report on Form 10-K.

On December 19, 2012, PTHI consummated a second note exchange of $23.8 million in aggregate principal amount of its 10% Notes for $25.7 million in aggregate principal amount of its 10% Exchange Notes. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012.

The Company evaluated the application of ASC No. 470-50, “Debt—Modifications and Extinguishments” (“ASC 470-50”), and concluded that the November and December 2012 note exchanges described above constituted a debt modification with respect to the 10% Notes. Under ASC 470-50, the premium of $9.1 million paid to the exchanging holders of 10% Notes, was capitalized and will be amortized over the life of the 10% Exchange Notes. It is included in other assets in the consolidated balance sheets.

Outstanding 10% Notes and 10% Exchange Notes

As of December 31, 2012, there was (i) $12.7 million in aggregate principal amount of the 10% Notes outstanding and (ii) $112.6 million in aggregate principal amount of the 10% Exchange Notes outstanding.

7. INCOME TAXES

The provisions (benefits) for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current: Federal	$725	$1,401	$1,158
State	242	133	103
Foreign	(1,363)	1,671	856

Subtotal Current	(396)	3,205	2,117
Deferred: Federal	(3,890)	—	—
State	—	—	—
Foreign	(232)	(1,923)	(8,632)

Subtotal Deferred	(4,122)	(1,923)	(8,632)

Income tax (benefit) expense	$(4,518)	$1,282	$(6,515)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The US and foreign components of income from continuing operations before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
US	$(113,153)	$(40,910)	$(44,727)
Foreign	62,790	19,186	(3,820)

Income from continuing operations before income taxes	$(50,363)	$(21,724)	$(48,547)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax provision (benefit) at federal statutory rate	$(17,627)	$(7,603)	$(16,991)
Permanent differences	27,090	(9,399)	1,121
State tax (net of federal benefit)	180	(87)	67
Effect of foreign tax rate change	(424)	2,441	5,619
Foreign withholding taxes (net of federal)	755	(563)	(4,790)
Uncertain tax positions	(1,172)	1,712	(1,826)
Increase (decrease) in valuation allowance	(9,039)	14,561	10,251
Tax-book fresh-start valuation difference	(3,890)	—	—
Other	(391)	220	34

Income tax (benefit) expense	$(4,518)	$1,282	$(6,515)

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets	$182,604	$195,569
Valuation allowance	(149,494)	(144,611)
Deferred tax liabilities	(43,613)	(79,305)

Net deferred taxes	$(10,503)	$(28,347)

Certain fixed and intangible assets were marked to their fair market values, as a result of our emergence from bankruptcy and the associated fresh-start accounting, which resulted in a substantial decrease to our deferred tax asset, net operating loss carryforwards, the discharge of certain tax liabilities, and tax attribute reduction, as prescribed by Internal Revenue Code Section 108.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Current
Allowance for bad debt	$1,055	$2,411
Basis difference in intangibles	—	—
Other	5,411	7,589
Valuation allowance	(6,466)	(8,624)

Total Current	$—	$1,376
Non-current
Basis difference in intangibles	$(10,308)	$(38,547)
Bond related adjustments	(3,631)	(4,498)
Capital loss carryforwards	23,990	24,306
Net operating loss carryforwards	103,023	106,283
Basis difference in fixed assets	19,311	29,952
Unrealized foreign exchange gains	(4)	(2,995)
Basis difference in foreign accounts receivable	(413)	(12,718)
Other	558	4,480
Valuation allowance	(143,029)	(135,986)

Total Non-current	$(10,503)	$(29,723)

As of December 31, 2012, the Company had foreign operating loss carryforwards of approximately $104.4 million of which $36.4 million expire periodically from 2013 through 2032, and the remainder of which carryforward without expiration.

At December 31, 2012, the Company projects United States operating loss carryforwards available to reduce future United States taxable income in the amount of $209.8 million, of which $134.3 million is subject to limitation under Section 382, and of which $75.5 million is not subject to the Section 382 limit. Of the $75.5 million carryforward NOL, $2.4 million resulted from stock compensation plan deductions in excess of accrued compensation cost for financial reporting purposes. Per the requirements of paragraph ASC 740-20-45-11(d), when the excess deduction is realized by reducing taxes payable, the tax effected amount of the excess is to be recognized in shareholders’ equity. Net operating losses which survived attribute reduction as a result of fresh-start accounting will expire periodically between 2015 through 2032, are subject to limitations in accordance with Section 382 of the Internal Revenue Code.

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

As of February 28, 2011, and the completion of the merger of PTG Investments, a wholly-owned subsidiary of the Company with and into Arbinet Corporation, the Company believes that an ownership change for tax

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

purposes took place with respect to both PTGi and Arbinet. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. As a result of the ownership change, an annual limitation of $7.0 million is required under section 382 of the Company’s then-existing NOLs. This limitation is in addition to the NOL utilization limitation of approximately $1.6 million due to the July 1, 2009, ownership change. The annual limitation under section 382 of Arbinet then-existing NOLs is approximately $2.2 million.

The Company is required to determine whether it had a net unrealized built-in gain (NUBIG) or net unrealized built-in loss (NUBIL) at the 2009 bankruptcy emergence date. The Company estimated that there was a NUBIL at the time of the 2009 emergence date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the 2009 emergence date were subject to the Section 382 limitation. A 2011 review of tax basis demonstrated that at the emergence date in 2009 the Company was in a NUBIG, as a result certain depreciation and loss deductions that were previously limited are available. The amount of the previously limited losses is $8.0 million.

As a result of the 2009 fresh-start accounting, the Company has increased its deferred tax liabilities and goodwill by $55.7 million to reflect the increase in book basis without any increase in the tax basis of certain assets which were adjusted for the fresh-start. $29.7 million of the deferred tax liabilities relates to the fresh-start increase in the value of certain indefinite lived intangibles. These deferred tax liabilities will remain on the books indefinitely subject to reduction only if the related indefinite lived intangibles which gave rise to the deferred tax liabilities are impaired or disposed. In 2012, $19.2 million of deferred tax liabilities were removed as part of the sale disposition of Australia and due to impairment of fresh-start intangibles. The reduction of the deferred tax liability due to impairment of the underlying indefinite lived intangibles would provide a tax benefit for the Company which would be offset by any future impairment expense of the indefinite lived intangibles. The remaining $10.5 million of deferred tax liability will be a tax benefit which will be offset when its underlying fresh-start adjustment is released. The release of the deferred tax liability will not result in any payment of cash by the Company.

The Company incurred $(0.8) million, $(1.0) million and $(0.9) million of expense in 2012, 2011 and 2010, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

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

No provision was made in 2012 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reconciliations of the period January 1, 2010 to December 31, 2010, and January 1, 2011 to December 31, 2011 and January 1, 2012 to December 31, 2012 balances of unrecognized tax benefits are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at Januarly 1,	$86,206	$88,299	$89,716
Foreign currency adjustments	—	(152)	1,372
Statute expiration	(1,172)	—	(6,270)
Gross increases (decreases) of tax positions in prior period	(21,496)	(2,112)	(3,452)
Audit resolution	—	—	(1,609)
Gross increases of tax positions in current period	2,623	171	8,304
Penalties and interest	—	—	238

Balance at December 31,	$66,161	$86,206	$88,299

The total unrecognized tax benefits as of December 31 2012 were $66.2 million. Total unrecognized tax benefits of $4.0 million, if recognized, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to significantly increase or decrease over the next 12 months.

The Company conducts business globally, and as a result, PTGi or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002-2012
Canada	2004-2012
United Kingdom	2004-2012
Netherlands	2007-2012

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

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $125.4 million and $235.4 million at December 31, 2012 and 2011, respectively. The aggregate carrying value of the Company’s debt was $127.0 million and $236.1 million at December 31, 2012 and 2011, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$14,904	—	14,904	—

Total	$14,904	—	14,904	—

		Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$16,196	—	16,196	—

Total	$16,196	—	16,196	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions for 2012: (1) expected life of 6.5 years; (2) risk-free rate range of 0.11% to 2.43%; (3) expected volatility of 40.96%; (4) dividend yield of 0%; (5) exercise price of $26.20; (6) stock price of $10.87. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions for 2011: (1) expected life of 7.5 years; (2) risk-free rate of 1.44%; (3) expected volatility of 48.17%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $12.66. During the years ended December 31, 2012, 2011 and 2010, $1.3 million, $2.9 million and ($13.7) million, respectively, of income (expense) was recognized as a result of marking the CVRs to their fair value.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a nonrecurring basis:

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$60,744	—	—	60,744
Trade Names	27,000	—	—	27,000
Net assets held for sale	15,762	—	—	15,762

Total	$103,506	—	—	103,506

		Fair Value as of December 31, 2011, using:
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$71,902	—	—	71,902
Trade Names	76,900	—	—	76,900
Net assets held for sale	—	—	—	—

Total	$148,802	—	—	148,802

See Note 2—“Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and “Summary of Significant Accounting Policies—Valuation of Long-lived Assets (Held for Sale)” for a discussion of the inputs and valuation techniques.

9. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under purchase obligations and non-cancellable operating leases, including continuing obligations of discontinued operations, as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2013	$4,244	$12,560
2014	3,591	9,577
2015	41	7,743
2016	—	6,332
2017	—	5,790
Thereafter	—	14,282

Total minimum principal & interest payments	7,876	56,284
Less: Amount representing interest	—	—

Total long-term obligations	$7,876	$56,284

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $8.5 million, $15.5 million and $28.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s rent expense under operating leases was $5.1 million, $6.5 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

10. STOCKHOLDERS’ EQUITY

As of December 31, 2012 and 2011, there were 13,933,529 and 13,741,020 shares of common stock outstanding, respectively.

Class A and B Warrants

In July 2009, PTGi issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of PTGi’s common stock, which are divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consists of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of PTGi common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of PTGi common stock. In connection with the issuance of the Warrants, PTGi entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The original exercise price with respect to (i) the Class A-1 Warrants was $12.22 per share; (ii) the Class A-2 Warrants was $16.53 per share; (iii) the Class A-3 Warrants was $20.50 per share; and (iv) the Class B Warrants was $26.01 per share. The Warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Warrants on a cashless basis in connection with a change of control (as defined in each of the Class A and Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of PTGi common stock underlying such Warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the PTGi common stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Warrants. The Warrants are freely transferrable by the holder thereof.

Antidilution adjustment provisions in each of the Class A Warrant Agreement and Class B Warrant Agreement provide that the number of shares of PTGi common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants will be adjusted in connection with any dividend or distribution of PTGi common stock, assets or cash (other than any regular cash dividend not to exceed in any fiscal year 45% of the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

consolidated net income of the Company), or any subdivision or combination of the PTGi common stock. In addition, the number of shares of PTGi common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants are also subject to adjustment in connection with any issuance, grant or sale to any person of (A) rights, warrants, options, exchangeable securities or convertible securities entitling such person to subscribe for, purchase or otherwise acquire shares of PTGi common stock at a price per share less than the fair market value of the PTGi common stock on the trading day immediately prior to such issuance, sale or grant, subject to certain exceptions, or (B) shares of PTGi common stock at a price per share less than the fair market value of the PTGi common stock on the trading day immediately prior to such issuance, sale or grant. Additionally, if any transaction or event occurs in which all or substantially all of the outstanding PTGi common stock is converted into, exchanged for, or the holders thereof are otherwise entitled to receive on account thereof stock, other securities, cash or assets (each, a “Fundamental Change Transaction”) the holder of each Warrant outstanding immediately prior to the occurrence of such Fundamental Change Transaction shall have the right to receive upon exercise of the applicable Warrant the kind and amount of stock, other securities, cash and/or assets that such holder would have received if such Warrant had been exercised.

The Dividends that occurred in 2012 (discussed below under “—Special Dividends”) triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $8.91, (ii) the Class A-2 Warrants was adjusted downward to $12.05, (iii) the Class A-3 Warrants was adjusted downward to $14.93, and (iv) the Class B Warrants was adjusted downward to $18.96; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the Class A-1 Warrants was adjusted upward to 1,370,658, (ii) the Class A-2 Warrants was adjusted upward to 1,372,293, (iii) the Class A-3 Warrants was adjusted upward to 1,372,293, and (iv) the Class B Warrants was adjusted upward to 2,058,438. Due to the nature of the mandatory antidilution provisions applicable to the Warrants, the Company has evaluated the accounting impact of the modification accounting under ASC 718, and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date.

Contingent Value Rights

In July 2009, the Company issued contingent value rights (“CVRs”), which allow holders to receive shares of PTGi common stock (subject to adjustment as described below, the “CVR Shares”), in an original aggregate amount of up to 2,665,000 shares. The CVRs may not be transferred by the holder thereof except in certain limited circumstances. Subject to the terms of the CVR Agreement governing the CVRs, holders of CVRs will receive their pro rata share of the CVR Shares if certain conditions are satisfied. A distribution of CVR Shares is required to be made by the Company if, as of any determination date (as described in the paragraph below), the Company’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of the Company) divided by the sum of the number of shares of PTGi common stock then issued and outstanding plus the number of shares of PTGi common stock underlying warrants, options and similar securities of the Company (other than CVRs) that are then in-the-money exceeds the CVR strike price (subject to adjustment as described below, the “CVR Strike Price”) in an original amount of $35.95. The aggregate number of such shares of PTGi common stock is referred to as the “Applicable Shares” and the per share amount of any such excess over the CVR Strike Price is referred to as the “Excess Equity Value Per Share.” If such a distribution is required, the number of CVR Shares to be distributed by the Company equals the product of Excess Equity Value Per Share multiplied by the number of Applicable Shares divided by the CVR Strike Price. Such product of Excess Equity Value Per Share and the number of Applicable Shares is referred to as the “Excess Equity Value.”

The Company will determine if and to the extent a distribution of CVR Shares is required (i) on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which data

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

is available to confirm that the Company’s adjusted EBITDA for the immediately preceding four fiscal quarters is equal to at least $100 million, and (ii) upon the occurrence of certain change of control transactions involving the Company. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by the Company that a distribution is required.

Notwithstanding the foregoing, no distribution of CVR Shares is required to be made by the Company unless Excess Equity Value exceeds $1 million as of any determination date.

Antidilution adjustment provisions in the CVR Agreement provide that the maximum number of CVR Shares and the CVR Strike Price will be adjusted from time to time in connection with any stock dividend or distribution, or subdivision, split, combination, reclassification or recapitalization of the PTGi common stock. In addition, if the Company distributes to holders of its common stock any of its assets (including but not limited to cash), securities or rights to purchase securities of the Company (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of the Company and its consolidated subsidiaries for the immediately preceding fiscal year), then the number of CVR Shares will be increased and the CVR Strike Price will be decreased, in each case pursuant to the terms of the CVR Agreement. Additionally, in case of any reclassification, merger, consolidation, capital reorganization or other change in the capital stock of the Company (other than in connection with certain change of control transactions involving the Company) in which all or substantially all of the outstanding shares of PTGi common stock are converted into or exchanged for stock, other securities or other property, the Company shall make appropriate provision so that the holders of CVRs shall thereafter be entitled to receive, at such time such holder would have otherwise been entitled to receive a distribution under the CVR Agreement, the kind and amount of stock and other securities and property having a value substantially equivalent to the value of PTGi common stock that the holders of CVRs would have been entitled to receive in connection with a distribution of CVR Shares immediately prior to such reclassification, merger, consolidation, reorganization or other change in the capital stock of the Company at a CVR Strike Price that, in each case, is reasonably determined by the board of directors of the Company after consultation with an independent valuation advisor to preserve, to the extent practicable, the intrinsic value of such CVR immediately prior to such event.

The CVRs will expire and the CVR Agreement will terminate upon the earliest to occur of: (1) the date upon which no further CVR Shares are available for distribution, (2) the consummation of certain change of control transactions (subject to any potential distribution of CVR Shares as a result thereof), and (3) July 1, 2019.

The Dividends that occurred in 2012 (discussed below under “—Special Dividends”) triggered the antidilution adjustment provisions in the CVR Agreement, such that (A) the CVR Strike Price was adjusted downward to $26.20 and (B) the maximum number of CVR Shares issuable with respect to the CVRs was adjusted upward to 3,657,157. Due to the nature of the mandatory antidilution provisions applicable to the CVRs, the Company has evaluated the accounting impact of the modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Special Dividends

During 2012, PTGi’s Board of Directors declared three special cash dividends (the “Dividends”) with respect to PTGi’s issued and outstanding common stock, as presented in the following table (Total Dividend amounts presented in thousands):

	Special Cash Dividend Per Share
	$1.00	$2.50	$0.50
Declaration Date	June 20, 2012	November 14, 2012	December 11, 2012
Holders of Record Date	July 2, 2012	November 27, 2012	December 21, 2012
Payment Date	July 16, 2012	December 11, 2012	December 28, 2012
Total Dividend	$13,804	$34,551	$6,910

In addition, with respect to unvested RSUs and restricted stock, the Company recorded, at the time of each Dividend, a dividend equivalent equal to the amount of each Dividend per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock amounting to $1.3 million at December 31, 2012. The payment of the dividend equivalent will occur upon vesting of the RSU or share of restricted stock. With respect to certain outstanding stock options, in connection with each Dividend, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of awards as a result of the Dividends. Due to the nature of the discretionary antidilution provisions applicable to the RSUs, the Company has evaluated the accounting impact of the modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change in fair value before and after the modification date.

On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The stock repurchase program may be modified, terminated or extended at any time without prior notice. PTGi has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program. During the year ended December 31, 2011, the Company repurchased 31,626 shares at a weighted average price of $11.92 per share under the stock repurchase plan. There have been no repurchases in the year ending December 31, 2012.

The following table provides a reconciliation of beginning and ending shares (in thousands):

	Years Ended December 31,
	2012	2011	2010
Common Shares:
Beginning balance	13,741	9,801	9,600
Stock consideration issued for Merger	—	3,233	—
Purchase of treasury stock	—	(32)	—
Restricted stock award	—	165	—
Common shares issued for the exercise of stock options	11	125	—
Common shares withheld to settle tax liability—stock options	(1)	(10)	—
Common shares issued for restricted stock units	273	477	260
Common shares withheld to settle tax liability—restricted stock units	(91)	(18)	(59)
Common shares issued for the exercise of Warrants	1	—	—

Ending balance	13,934	13,741	9,801

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. SHARE-BASED COMPENSATION

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

There were 430,972 and 41,666 options granted during the year ended December 31, 2012 and 2011, respectively. The weighted average fair value at date of grant for options granted during the years ended December 31, 2012, 2011 and 2010 was $1.63, $5.11 and $3.07, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Years Ended December 31,
	2012	2011	2010
Expected option life	4 - 5.75 Years	6 Years	4 Years
Risk-free interest rate	0.57 - 0.89%	1.12 - 1.91%	1.20%
Expected volatility	35.83 - 36.64%	41.25 - 43.32%	47.00%
Dividend yield	0%	0%	0%

Total share-based compensation expense recognized by the Company in the years ended December 31, 2012, 2011 and 2010 was $5.2 million, $5.2 million and $1.6 million, respectively. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

At the closing of the acquisition of Arbinet on February 28, 2011, the Company reserved approximately 95,000 additional shares of its common stock for issuance in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock Units (RSUs)

A summary of PTGi’s restricted stock units activity during the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2011	474,851	$8.14
Granted	679,598	$14.26
Vested	(467,186)	$9.93
Forfeitures	(35,869)	$13.18

Unvested—December 31, 2011	651,394	$13.01

Granted	62,000	$16.48
Vested	(371,277)	$13.33
Forfeitures	(55,909)	$15.17

Unvested—December 31, 2012	286,208	$12.91

As of December 31, 2012, PTGi had 0.3 million unvested RSUs outstanding with respect to $1.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.3 years. The number of unvested RSUs expected to vest is 0.3 million.

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock options and stock appreciation rights activity during the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2011	185,300	$11.34
Granted	41,666	$11.92
Exercised	(109,626)	$12.48
Forfeitures	(75,455)	$14.22
Arbinet merger	87,195	$14.99

Outstanding—December 31, 2011	129,080	$11.34

Granted	430,972	$11.01
Exercised	(11,214)	$11.62
Forfeitures	(336,594)	$12.23

Outstanding—December 31, 2012	212,244	$9.24

Eligible for exercise	156,550	$8.56

As discussed in Note 10—“Stockholders’ Equity,” as a result of the Dividends, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options. There were 390,972 options granted (with a weighted average exercise price of $10.39) and 332,374 options forfeited (with a weighted average exercise price of $12.22) included in the chart above related to these adjustments.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—December 31, 2012	$438,871	8.0
Options exercisable—December 31, 2012	397,143	7.5

During the year ended December 31, 2012, 11,000 options were exercised with an intrinsic value of $39,000. As of December 31, 2012, the Company had approximately 56,000 unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.2 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 51,000 shares, with a weighted average remaining life of 7.9 years, a weighted average exercise price of $9.19, and an intrinsic value of approximately $42,000.

12. EMPLOYEE BENEFIT PLANS

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

The matching contribution made during the years ended December 31, 2012, 2011 and 2010 was $368 thousand, $385 thousand and $206 thousand.

13. RELATED PARTIES

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes.

Among the sellers of 10% Notes was the Singer Children’s Management Trust, which is the beneficial owner of a portion of the outstanding shares of PTGi common stock. The Singer Children’s Management Trust sold $3.9 million in aggregate principal amount of 10% Notes at a purchase price equal to $4.3 million plus accrued but unpaid interest to the date of repurchase. Other entities associated with the Singer family sold $13.3 million in aggregate principal amount of 10% Notes at a purchase price equal to $14.5 million plus accrued but unpaid interest to the date of repurchase.

Among the sellers of 10% Notes were certain entities affiliated with Morgens, Waterfall, Vintiadis & Company, Inc., which is the beneficial owner of a portion of the outstanding shares of PTGi common stock. Phoenix Partners, L.P. sold $5.3 million in aggregate principal amount of 10% Notes at a purchase price equal to $5.8 million plus accrued but unpaid interest to the date of repurchase. Other entities affiliated with Morgens, Waterfall, Vintiadis & Company, Inc. sold $5.2 million in aggregate principal amount of 10% Notes at a purchase price equal to $5.6 million plus accrued but unpaid interest to the date of repurchase.

Among the sellers of 10% Notes were certain entities affiliated with Canton Holdings, L.L.C., which is the beneficial owner of a portion of the outstanding shares of PTGi common stock. Archer Capital Master Fund, L.P.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

sold $20.5 million in aggregate principal amount of 10% Notes at a purchase price equal to $22.4 million plus accrued but unpaid interest to the date of repurchase. Other entities affiliated with Canton Holdings, L.L.C. sold $8.9 million in aggregate principal amount of 10% Notes at a purchase price equal to $9.7 million plus accrued but unpaid interest to the date of repurchase.

The terms received by such sellers of 10% Notes were the same as those received by other selling holders of 10% Notes.

14. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two reportable geographic segments—United States and Canada. The Company has three reportable operating segments based on management’s organization of the enterprise—BLACKIRON Data, North America Telecom, and Other. As a result of the sale of its Australian segment and the classification of its ICS business unit as held for sale, the Company re-organized its remaining operating segments to better reflect its continuing operations. The BLACKIRON Data segment contains the pure data center operations in Canada, while the North America Telecom segment combines the retail telecom businesses in the United States and Canada. Other consists of non-core operations. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the BLACKIRON Data and North America Telecom segments are indistinguishable from the respective geographic segments. Therefore, any reporting related to the BLACKIRON Data and North America Telecom segments for assets or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net Revenue by Geographic Region
United States	$37,253	$44,774	$50,832
Canada	223,301	246,612	231,185

Total	$260,554	$291,386	$282,017

Net Revenue by Segment
BLACKIRON Data	$33,734	$30,791	$27,068
North America Telecom	226,820	260,023	254,841
Other	—	572	108

Total	$260,554	$291,386	$282,017

Provision for Doubtful Accounts Receivable
BLACKIRON Data	$110	$287	$246
North America Telecom	2,137	3,901	4,108
Other	—	—	—

Total	$2,247	$4,188	$4,354

Income (Loss) from Operations
BLACKIRON Data	$6,337	$6,487	$4,904
North America Telecom	19,709	29,042	8,280
Other	—	(331)	(1,472)

Total From Operating Segments	26,046	35,198	11,712
Corporate	(34,709)	(20,293)	(17,576)

Total	$(8,663)	$14,905	$(5,864)

Capital Expenditures
BLACKIRON Data	$15,695	$9,779	$5,429
North America Telecom	8,684	6,472	6,464
Other (1)	7,072	14,848	14,528

Total From Operating Segments	31,451	31,099	26,421
Corporate	296	434	—

Total	$31,747	$31,533	$26,421

(1)	“Other” also includes capital expenditures related to discontinued operations

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31, 2012	December 31, 2011
Property and Equipment—Net
United States	$804	$3,643
Canada	62,519	54,674
Other (1)	1,992	93,863

Total	$65,315	$152,180

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31, 2012	December 31, 2011
Assets
United States	$73,143	$122,170
Canada	180,369	194,531
Other (1)	47,678	227,123

Total	$301,190	$543,824

(1)	“Other” also includes property and equipment—net and assets of discontinued operations.

The Company offers three main products—Retail Voice, Data/Internet and Retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Retail Voice	$156,515	$191,226	$188,289
Data/Internet	72,717	68,881	62,688
Retail VoIP	31,322	31,279	31,040

Total	$260,554	$291,386	$282,017

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012 (1)
Net revenue	$68,002	$65,388	$63,911	$63,253
Cost of revenue (exclusive of depreciation)	33,505	32,290	31,511	27,957
Income (loss) from operations	(299)	(2,731)	1,492	(7,125)

Income (loss) from continuing operations, net of tax	(11,470)	(9,645)	(22,578)	(2,134)
Income (loss) from discontinued operations, net of tax	4,612	(20,162)	(2,459)	(2,542)
Gain (loss) from sale of discontinued operations, net of tax	—	98,666	—	(4,401)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$(6,858)	$68,859	$(25,037)	$(9,077)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$(6,858)	$68,859	$(25,037)	$(9,077)

Weighted average common shares outstanding-basic	13,744	13,839	13,890	13,901

Weighted average common shares outstanding-diluted	13,744	13,839	13,890	13,901

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.83)	$(0.70)	$(1.63)	$(0.15)
Income (loss) from discontinued operations	0.34	(1.46)	(0.18)	(0.18)
Gain (loss) from sale of discontinued operations	—	7.13	—	(0.32)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.49)	$4.97	$(1.81)	$(0.65)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.83)	$(0.70)	$(1.63)	$(0.15)
Income (loss) from discontinued operations	0.34	(1.46)	(0.18)	(0.18)
Gain (loss) from sale of discontinued operations	—	7.13	—	(0.32)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.49)	$4.97	$(1.81)	$(0.65)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011 (2)
Net revenue	$72,197	$74,995	$74,308	$69,886
Cost of revenue (exclusive of depreciation)	35,633	37,230	36,808	33,676
Income (loss) from operations	169	(964)	1,575	14,125

Income (loss) from continuing operations, net of tax	(8,455)	(9,175)	(5,128)	(5,709)
Income (loss) from discontinued operations, net of tax	(10,800)	2,833	(4,882)	7,367
Gain (loss) from sale of discontinued operations, net of tax	—	—	—	(4,781)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$(19,255)	$(6,342)	$(10,010)	$(3,123)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$(19,255)	$(6,342)	$(10,010)	$(3,123)

Weighted average common shares outstanding-basic	11,148	13,385	13,715	13,697

Weighted average common shares outstanding-diluted	11,148	13,385	13,715	13,697

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.76)	$(0.69)	$(0.37)	$(0.42)
Income (loss) from discontinued operations	(0.97)	0.21	(0.36)	0.54
Gain (loss) from sale of discontinued operations	—	—	—	(0.35)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.48)	$(0.73)	$(0.23)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.76)	$(0.69)	$(0.37)	$(0.42)
Income (loss) from discontinued operations	(0.97)	0.21	(0.36)	0.54
Gain (loss) from sale of discontinued operations	—	—	—	(0.35)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.48)	$(0.73)	$(0.23)

(1)	Income (loss) from operations includes an accrual reversal of $2.7 million related to Harmonized Sales Tax (HST) of North America Telecom and an impairment charge of $10.0 million related to the indefinite-lived US trade name, “Primus Telecommunications”.
(2)	Income (loss) from operations includes a gain on the sale of assets in the amount of $13.1 million related to Globility’s sale of fixed wireless spectrum licenses.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

16. (GAIN) LOSS ON SALE OR DISPOSAL OF ASSETS

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

17. GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In November 2012, PTHI exchanged $79.7 million in aggregate principal amount of its 10% Notes for $86.9 million in aggregate principal amount of its 10% Exchange Notes and incurred third party fees of $0.6 million.

In September 2012, the Company paid $129.7 million in cash and retired $119.0 million in aggregate principal amount of PTHI’s 10% Notes. As a result, the Company recognized a $21.1 million net loss on the early extinguishment of debt in the consolidated statements of operations which included premiums and other costs and the write-off of related deferred financing costs and original issue discount.

In December 2011, the Company paid $4.95 million in cash and retired $5.0 million in aggregate principal amount of PTHI’s 10% Notes. As a result, the Company recognized a $0.4 million net loss on the early extinguishment of debt in the consolidated statements of operations which included the write-off of related deferred financing costs and original issue discount, partially offset by the gain on repurchase.

In July 2011, PTHI issued $240.2 million in aggregate principal amount of its 10% Notes in exchange for any and all outstanding Units representing the 13% Notes and the 14 1/4% Notes. In connection with such Exchange Offers, the Company incurred a loss of $6.9 million on the early extinguishment of debt in the consolidated statements of operations.

18. DISCONTINUED OPERATIONS

Discontinued Operations—year ended December 31, 2012

On May 31, 2012, the Company completed the previously announced sale of its Australian segment to M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, for approximately $AUD 192.4 million (or approximately $USD 195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The purchase price was also subject to a customary post-closing working capital adjustment. In the fourth quarter of 2012, the Company and M2 settled on a working capital adjustment and the escrow was released. The Company received $5.4 million and M2 received $4.4 million. The $4.4 million was recorded as an adjustment to the gain that was recorded in the second quarter of 2012, which resulted in a net gain for the year ended December 31, 2012 of 94.3 million.

On June 28, 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. In conjunction with the commitment to dispose of ICS and classification of ICS as a discontinued operation, the Company evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. As the adjustment is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations. The Company performed the same analysis as of December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional adjustment was required.

Discontinued Operations—year ended December 31, 2011

During the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from sale of this segment during the fourth quarter of 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Discontinued Operations—year ended December 31, 2010

During the third quarter of 2010, the Company committed to dispose of and began actively soliciting the disposition of its European segment, also known as the Company’s remaining European retail operations. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter of 2010 and as a result, recorded a $40,000 gain from the sale. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets to NewCall Telecom Ltd., for a sale price of approximately $6.8 million, including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded a gain of $2.4 million and a loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million. In addition, AFone assumed all of the existing liabilities of the France operations. Consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

In the second quarter of 2010, the Company sold certain assets of its Spanish retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter of 2010.

As a result of these events, the Company’s consolidated financial statements reflect the Brazilian, Australian and ICS business units and European retail operations as discontinued operations for the years ended December 31, 2012, 2011 and 2010. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the consolidated balance sheet as of December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net revenue	$417,671	$723,244	$520,435
Operating expenses	428,902	725,885	515,013

Income (loss) from operations	(11,231)	(2,641)	5,422
Interest expense	(513)	(1,772)	(169)
Interest income and other income (expense)	285	(908)	512
Foreign currency transaction gain (loss)	(2,750)	(336)	9,708

Income (loss) before income tax	(14,209)	(5,657)	15,473
Income tax (expense) benefit	(6,342)	175	4,441

Income (loss) from discontinued operations	$(20,551)	$(5,482)	$19,914

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized assets and liabilities of ICS classified as held for sale as of December 31, 2012 are as follows (in thousands):

Accounts receivable	$16,070
Prepaid expenses and other current assets	4,196
Restricted cash	487
Long-lived assets	19,313

Assets held for sale	$40,066

Accounts payable	$10,580
Accrued interconnection costs	6,961
Accrued expenses and other liabilities	6,763

Liabilities held for sale	$24,304

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as the CVRs and Warrants.

The Company had no dilutive common share equivalents during the year ended December 31, 2012, due to the results of operations being a loss from continuing operations, net of tax. For the year ended December 31, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.5 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	6.2 million shares issuable upon exercise of Warrants; and

•	3.7 million shares issuable upon exercise of CVRs.

The Company had no dilutive common share equivalents during the year ended December 31, 2011, due to the results of operations being a loss from continuing operations, net of tax. For the year ended December 31, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.8 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of Warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company had no dilutive common share equivalents during the year ended December 31, 2010, due to the results of operations being a loss from continuing operations, net of tax. For the year ended December 31, 2010, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of Warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations, net of tax	$(45,827)	$(28,467)	$(41,927)
Income (loss) from discontinued operations, net of tax	(20,551)	(5,482)	19,914
Gain (loss) from sale of discontinued operations, net of tax	94,265	(4,781)	2,926

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$27,887	$(38,730)	$(19,087)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$27,887	$(38,730)	$(19,087)

Weighted average common shares outstanding-basic	13,844	12,994	9,721

Weighted average common shares outstanding-diluted	13,844	12,994	9,721

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(3.31)	$(2.19)	$(4.31)
Income (loss) from discontinued operations	(1.48)	(0.42)	2.05
Gain (loss) from sale of discontinued operations	6.81	(0.37)	0.30

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$2.02	$(2.98)	$(1.96)

20. SUBSEQUENT EVENTS

In accordance with ASC 855-50, “Subsequent Events,” the Company has reviewed subsequent events through the date of the filing and has determined there are no subsequent events that require disclosure.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Doubtful Accounts Receivable
	Balance at	Charged to			Balance at
Period	Beginning of Period	Costs and Expenses	Deductions	Other (1)	End of Period
2010	$8,163	$8,392	$(9,701)	$—	$6,854
2011	$6,854	$7,621	$(6,923)	$—	$7,552
2012	$7,552	$4,819	$(7,411)	$(3,189)	$1,771

	Deferred Tax Asset Valuation
	Balance at	Charged to			Balance at
Period	Beginning of Period	Costs and Expenses	Deductions	Other	End of Period
2010	$118,520	$(24,236)	$—	$—	$94,284
2011	$94,284	$50,327	$—	$—	$144,611
2012	$144,611	$4,883	$—	$—	$149,494

(1)	Other contains the allowance for doubtful accounts receivable that was sold in conjunction with the sale of the Company’s Australian segment ($1,859), and the Company’s allowance for doubtful accounts receivable of ICS ($1,330) currently in assets held for sale.

S-1