Form 10-Q
period 2013-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2013-05-10
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2013
Common Stock, $0.001 par value	13,953,971

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NET REVENUE	$60,883	$68,002
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	29,470	33,505
Selling, general and administrative	22,575	27,156
Depreciation and amortization	6,600	7,597
(Gain) loss on sale or disposal of assets	—	43

Total operating expenses	58,645	68,301

INCOME (LOSS) FROM OPERATIONS	2,238	(299)
INTEREST EXPENSE	(4,216)	(6,879)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(32)	(57)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	112	(7,190)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	18	4
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1	1,951

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,879)	(12,470)
INCOME TAX BENEFIT (EXPENSE)	(50)	1,106

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,929)	(11,364)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1,283)	4,612

NET INCOME (LOSS)	(3,212)	(6,752)
Less: Net (income) loss attributable to the noncontrolling interest	—	(106)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(3,212)	$(6,858)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)	$(0.84)
Income (loss) from discontinued operations	(0.09)	0.34

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.23)	$(0.50)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)	$(0.84)
Income (loss) from discontinued operations	(0.09)	0.34

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.23)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,909	13,744

Diluted	13,909	13,744

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(1,929)	$(11,470)
Income (loss) from discontinued operations, net of tax	(1,283)	4,612

Net income (loss)	$(3,212)	$(6,858)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NET INCOME (LOSS)	$(3,212)	$(6,752)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,320)	1,190

COMPREHENSIVE INCOME (LOSS)	(5,532)	(5,562)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	(302)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(5,532)	$(5,864)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,844	$23,197
Accounts receivable (net of allowance for doubtful accounts receivable of $1,558 and $1,771 at March 31, 2013 and December 31, 2012, respectively)	18,565	17,871
Prepaid expenses and other current assets	5,372	5,792
Assets held for sale	39,284	40,066

Total current assets	77,065	86,926
RESTRICTED CASH	832	848
PROPERTY AND EQUIPMENT – Net	66,198	65,315
GOODWILL	60,085	60,744
OTHER INTANGIBLE ASSETS – Net	60,265	63,024
OTHER ASSETS	23,343	24,333

TOTAL ASSETS	$287,788	$301,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,217	$12,218
Accrued interconnection costs	2,131	2,992
Deferred revenue	8,293	8,821
Accrued expenses and other current liabilities	14,524	20,565
Accrued income taxes	7,701	7,741
Accrued interest	4,926	1,716
Current portion of long-term obligations	54	66
Liabilities held for sale	18,840	24,304

Total current liabilities	70,686	78,423
LONG-TERM OBLIGATIONS	127,069	127,046
DEFERRED TAX LIABILITY	11,194	11,367
CONTINGENT VALUE RIGHTS	14,792	14,904
OTHER LIABILITIES	948	947

Total liabilities	224,689	232,687
COMMITMENTS AND CONTINGENCIES (See Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value – 80,000,000 shares authorized; 13,938,574 and 13,965,155 shares issued and 13,906,948 and 13,933,529 shares outstanding at March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	98,662	98,534
Accumulated deficit	(26,410)	(23,198)
Treasury stock, at cost – 31,626 shares at March 31, 2013 and December 31, 2012, respectively	(378)	(378)
Accumulated other comprehensive loss	(8,789)	(6,469)

Total stockholders’ equity	63,099	68,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,788	$301,190

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

		Common Stock
	Total	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)
Share-based compensation expense	523	—	—	523	—	—	—
Proceeds from sale of common stock, net	—	9	—	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(395)	(36)	—	(395)	—	—	—
Net income (loss)	(3,212)	—	—	—	—	(3,212)	—
Foreign currency translation adjustment	(2,320)	—	—	—	—	—	(2,320)

Balance as of March 31, 2013	$63,099	13,907	$14	$98,662	$(378)	$(26,410)	$(8,789)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,212)	$(6,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	736	1,344
Share-based compensation expense	523	1,702
Depreciation and amortization	6,600	14,521
(Gain) loss on sale or disposal of assets	(5)	864
(Accretion) amortization of debt premium/discount, net	32	57
Change in fair value of Contingent Value Rights	(112)	7,190
Deferred income taxes	(156)	1,158
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	186	(4,831)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,166)	10,152
(Increase) decrease in prepaid expenses and other current assets	1,019	(1,575)
(Increase) decrease in other assets	967	2,007
Increase (decrease) in accounts payable	(1,028)	(4,735)
Increase (decrease) in accrued interconnection costs	(1,698)	(754)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(6,374)	(4,528)
Increase (decrease) in accrued income taxes	94	(3,033)
Increase (decrease) in accrued interest	3,210	5,241

Net cash provided by (used in) operating activities	(1,384)	18,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,517)	(8,111)
Sale of property and equipment and other assets	5	—
Cash acquired from business acquisitions, net of cash paid	(397)	(1,333)
(Increase) decrease in restricted cash	—	(85)

Net cash used in investing activities	(6,909)	(9,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(80)	(1,823)
Payment of fees on restructuring of debt	—	(1,976)
Proceeds from sale of common stock, net	—	30
Payment of dividend equivalents	(394)	—
Taxes paid in lieu of shares issued for share-based compensation	(395)	(92)

Net cash used in financing activities	(869)	(3,861)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(191)	491

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,353)	5,129
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,197	41,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,844	$46,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$52	$1,000
Cash paid for taxes	$125	$2,225
Non-cash investing and financing activities:
Capital lease additions	$148	$—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated (“PTGi” and, together with its subsidiaries, the “Company,” “we” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the Company is no longer restricted by Canadian foreign ownership laws. Given these changes, Primus Telecommunications International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. Prior to the purchase of the remaining 54.4%, the results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and is actively soliciting a sale or other disposition of its International Carrier Services (“ICS”) business unit.

The Company has applied retrospective adjustments for the three months ended March 31, 2012 to reflect the effects of the discontinued operations that occurred during 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. See Note 11—“Discontinued Operations,” for further information regarding these transactions.

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

The current carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 3—“Goodwill and Other Intangible Assets.”

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

The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 11—“Discontinued Operations.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Derivative Instruments— Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive shares of Company common stock (subject to adjustment, the “CVR Shares”) in an original aggregate amount of up to 2,665,000 shares. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009. As a result of the special cash Dividends discussed in Note 7—“Stockholders’ Equity,” antidilution provisions in the CVR Agreement were triggered and the maximum aggregate number of CVR Shares issuable with respect to the CVRs was adjusted upward from 2,665,000 shares to 3,657,157 shares while the strike price with respect to the CVRs was adjusted downward from $35.95 to $26.20.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging” (“ASC 815”), as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of PTGi’s common stock price trends; in general, as the value of PTGi’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of PTGi’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company recognizes a change in value of the CVRs as gain from contingent value rights valuation. See Note 9—“Fair Value of Financial Instruments and Derivatives.”

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of PTGi’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various tax contingencies.

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

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations. In addition, certain amounts in selling, general and administrative expense related to our BLACKIRON Data operating segment were reclassified to cost of revenue as part of the Company’s new operating segment structure discussed in Note 10—“Operating Segment and Related Information.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Newly Adopted Accounting Principles

In February 2013, an update was issued to the Comprehensive Income Topic No. 220, ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 does not change the current U.S. GAAP requirements, for either public or nonpublic entities, for interim financial statement reporting of comprehensive income. That is, a total for comprehensive income must be reported in condensed interim financial statements in either (1) a single continuous statement or (2) two separate but consecutive statements. Entities should disclose the changes in AOCI balances by component. Both before-tax and net-of-tax presentations of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments in either the financial statements or the notes to the financial statements. Entities should also disclose significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. On January 1, 2013, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In January 2013, an update was issued to the Balance Sheet Topic ASC No. 210 to clarify the scope of the offsetting disclosure requirements of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” Under ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. On January 1, 2013, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements. Retrospective application is required for all comparative periods presented.

In July 2012, an update was issued to the Intangibles—Goodwill and Other Topic ASC No. 350, ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which provides guidance to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. On January 1, 2013, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In December 2011, an update was issued to the Balance Sheet Topic ASC No. 210, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which contains new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRSs”). Generally, it is more difficult to qualify for offsetting under IFRSs than it is under U.S. GAAP because under U.S. GAAP certain derivative and repurchase agreement arrangements are granted exceptions from the general

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with U.S. GAAP. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. On January 1, 2013, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In March 2013, an update was issued to the Foreign Currency Matters Topic No. 830, ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) loss of a controlling financial interest in an investment in a foreign entity; or (3) step acquisition for a foreign entity. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. The Company’s effective date for adoption is January 1, 2014. The Company does not foresee this accounting update having a material effect on its condensed consolidated financial statements in future periods, although that could change.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Goodwill	$60,085	$60,744
Trade names	$27,000	$27,000

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2013 are as follows (in thousands):

	United States	Canada	Total
Balance as of December 31, 2012	$26,582	$34,162	$60,744
Effect of change in foreign currency exchange rates	—	(659)	(659)

Balance as of March 31, 2013	$26,582	$33,503	$60,085

Trade Names

There was no change in the carrying amount of trade names by reporting unit for the three months ended March 31, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$3,500	$(1,226)	$2,274	$3,500	$(1,140)	$2,360
Customer relationships	92,405	(61,414)	30,991	94,142	(60,478)	33,664

Total	$95,905	$(62,640)	$33,265	$97,642	$(61,618)	$36,024

Amortization expense for trade names and customer relationships for the three months ended March 31, 2013 was $2.1 million compared to $2.8 million for the three months ended March 31, 2012.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2013, the years ending December 31, 2014, 2015, 2016, 2017 and thereafter to be approximately $6.2 million, $6.1 million, $4.6 million, $3.6 million, $2.8 million and $10.0 million, respectively.

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Obligations under capital leases and other	$80	$101
13% Senior Secured Notes due 2016	2,403	2,403
10% Senior Secured Notes due 2017	12,692	12,692
10% Senior Secured Exchange Notes due 2017	112,587	112,587

Subtotal	$127,762	$127,783
Original issue discount on Senior Secured Notes	(639)	(671)

Subtotal	$127,123	$127,112
Less: Current portion of long-term obligations	(54)	(66)

Total long-term obligations	$127,069	$127,046

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of March 31, 2013:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	10% Senior Secured Exchange Notes due 2017	Total
2013 (as of March 31, 2013)	$51	$312	$1,269	$10,383	$12,015
2014	30	312	1,269	11,259	12,870
2015	6	312	1,269	11,259	12,846
2016	—	2,716	1,269	11,259	15,244
2017	—	—	13,327	118,217	131,544
Thereafter	—	—	—	—	—

Total minimum principal & interest payments	87	3,652	18,403	162,377	184,519
Less: Amount representing interest	(7)	(1,249)	(5,711)	(49,790)	(56,757)

Total long-term obligations	$80	$2,403	$12,692	$112,587	$127,762

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

13% Senior Secured Notes due 2016

As of March 31, 2013, there was outstanding $2.4 million in aggregate principal amount of the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding, Inc. (“PTHI”) and Primus Telecommunications Canada Inc. (“PTCI”), each of which is a wholly owned subsidiary of PTGi. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016.

10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Notes issued by PTHI and PTCI and the 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc., (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million in aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) under that certain indenture, dated as of July 7, 2011 (as amended or supplemented from time to time, the “10% Notes Indenture”), by and among PTHI, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Trustee. An aggregate of $228.6 million in principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million in aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1/4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1/4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2011.

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

Prior to March 15, 2013, PTHI could redeem up to 35% of the aggregate principal amount of the 10% Notes at the redemption premium of 110% of the principal amount of the 10% Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, PTHI could redeem some or all of the 10% Notes at a make-whole premium as set forth in the 10% Notes Indenture. On or after March 15, 2013, PTHI may redeem some or all of the 10% Notes at a premium that will decrease over time as set forth in the 10% Notes Indenture, plus accrued and unpaid interest.

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

In connection with the September 2012 10% Notes repurchase, the Company incurred $10.9 million of premiums and other costs and wrote off $9.5 million of deferred financing costs and $0.7 million of original issue discount, all of which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2012.

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

Outstanding 10% Notes and 10% Exchange Notes

As of March 31, 2013, there was (i) $12.7 million in aggregate principal amount of the 10% Notes outstanding and (ii) $112.6 million in aggregate principal amount of the 10% Exchange Notes outstanding. The 10% Notes and 10% Exchange Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 10% Notes and 10% Exchange Notes will mature on April 15, 2017.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under purchase obligations and non-cancellable operating leases, including continuing obligations of discontinued operations, as of March 31, 2013 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2013 (as of March 31, 2013)	$3,786	$8,703
2014	4,335	8,814
2015	413	7,320
2016	373	6,234
2017	373	5,696
Thereafter	932	14,070

Total long-term obligations	$10,212	$50,837

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $1.3 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.

The Company’s rent expense under operating leases was $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

6. SHARE-BASED COMPENSATION

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

No options were granted during the three months ended March 31, 2013 and 2012.

Total share-based compensation expense recognized by the Company in the three months ended March 31, 2013 and 2012 was $0.5 million and $1.7 million, respectively. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of PTGi’s RSU activity during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2012	286,208	$12.91
Granted	—	$—
Vested	(123,526)	$10.87
Forfeitures	—	$—

Unvested – March 31, 2013	162,682	$14.46

As of March 31, 2013, PTGi had 0.2 million unvested RSUs outstanding with respect to $1.3 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 0.1 million.

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock option and stock appreciation rights activity during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2012	212,244	$9.24
Granted	—	$—
Exercised	(1,176)	$8.91
Forfeitures	(1,982)	$8.91

Outstanding – March 31, 2013	209,086	$9.24

Eligible for exercise	153,423	$8.55

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – March 31, 2013	460,403	7.8
Options exercisable – March 31, 2013	415,327	7.4

As of March 31, 2013, PTGi had approximately 56,000 unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.0 year. The number of unvested stock options and stock appreciation rights expected to vest is approximately 52,000 shares, with a weighted average remaining life of 7.8 years, a weighted average exercise price of $9.20, and an intrinsic value of approximately $45,000.

7. STOCKHOLDERS’ EQUITY

As of March 31, 2013 and December 31, 2012, there were 13,906,948 and 13,933,529 shares of common stock outstanding, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Special Dividends

During 2012, PTGi’s Board of Directors declared three special cash dividends (the “Dividends”) with respect to PTGi’s issued and outstanding common stock, as presented in the following table (Total Dividend amounts presented in thousands):

	Special Cash Dividend Per Share
	$1.00	$2.50	$0.50
Declaration Date	June 20, 2012	November 14, 2012	December 11, 2012
Holders of Record Date	July 2, 2012	November 27, 2012	December 21, 2012
Payment Date	July 16, 2012	December 11, 2012	December 28, 2012
Total Dividend	13,804	34,551	6,910

In addition, with respect to unvested RSUs and restricted stock, the Company recorded, at the time of each Dividend, a dividend equivalent equal to the amount of each Dividend per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock amounting to $1.3 million. The payment of the dividend equivalent will occur upon vesting of the RSU or share of restricted stock. With respect to certain outstanding stock options, in connection with each Dividend, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of awards as a result of the Dividends. Due to the nature of the discretionary antidilution provisions applicable to the RSUs, the Company has evaluated the accounting impact of the modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change in fair value before and after the modification date.

Stock Repurchase Program

On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, the Company may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The stock repurchase program may be modified, terminated or extended at any time without prior notice. PTGi has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program. During the year ended December 31, 2011, the Company repurchased 31,626 shares at a weighted average price of $11.92 per share under the stock repurchase plan. There were no repurchases in the year ending December 31, 2012 or in the three months ending March 31, 2013.

8. INCOME TAXES

The Company conducts business globally, and as a result, PTGi or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2012
Canada	2004—2012
United Kingdom	2004—2012
Netherlands	2007—2012

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” (“ASC 740”), on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended March 31, 2013, penalties and interest were immaterial. As of March 31, 2013, the gross unrecognized tax benefit on the balance sheet was $66.2 million.

As of February 28, 2011, and the completion of the merger of PTG Investments, a wholly owned subsidiary of the Company with and into Arbinet Corporation, the Company believes that an ownership change for tax purposes took place with respect to both PTGi and Arbinet. This conclusion is based on Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the SEC. As a result of the ownership change, an annual limitation of $7.0 million is required under section 382 of the Company’s then-existing NOLs. This limitation is in addition to the NOL utilization limitation of approximately $1.6 million due to the July 1, 2009, ownership change. The annual limitation under section 382 of Arbinet then-existing NOLs is approximately $2.2 million.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $128.5 million and $125.4 million at March 31, 2013 and December 31, 2012, respectively. The aggregate carrying value of the Company’s debt was $127.0 million and $127.0 million at March 31, 2013 and December 31, 2012, respectively.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of March 31, 2013, using:
	March 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$14,792	—	14,792	—

Total	$14,792	—	14,792	—

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

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions as of March 31, 2013: (1) expected life of 6.25 years; (2) risk-free rate of 1.08%; (3) expected volatility of 44.32%; (4) dividend yield of 0%; (5) exercise price of $26.20; (6) stock price of $11.05. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions as of March 31, 2012: (1) expected life of 7.25 years; (2) risk-free rate of 1.66%; (3) expected volatility of 47.93%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $16.08. During the three months ended March 31, 2013 and 2012, ($0.1) million and $7.2 million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a nonrecurring basis:

		Fair Value as of March 31, 2013, using:
	March 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$60,085	—	—	60,085
Trade names	27,000	—	—	27,000
Net assets held for sale	20,444	—	—	20,444

Total	$107,529	—	—	107,529

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$60,744	—	—	60,744
Trade names	27,000	—	—	27,000
Net assets held for sale	15,762	—	—	15,762

Total	$103,506	—	—	103,506

See Note 2—“Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and “Summary of Significant Accounting Policies—Valuation of Long-lived Assets (Held for Sale)” for a discussion of the inputs and valuation techniques.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

10. OPERATING SEGMENT AND RELATED INFORMATION

As of March 31, 2013, the Company has two reportable geographic segments—United States and Canada; and three reportable operating segments based on management’s organization of the enterprise—BLACKIRON Data, North America Telecom and Other. In 2012, as a result of the sale of its Australian segment and the classification of its ICS business unit as held for sale, the Company reorganized its remaining operating segments to better reflect its continuing operations. The BLACKIRON Data segment contains the pure data center operations in Canada, while the North America Telecom segment combines the retail telecom businesses in the United States and Canada. Other consists of non-core operations. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. All intersegment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Revenue by Geographic Region
United States	$7,814	$10,096
Canada	53,069	57,906

Total	$60,883	$68,002

Net Revenue by Segment
BLACKIRON Data	$9,633	$8,197
North America Telecom	51,250	59,805

Total	$60,883	$68,002

Provision for Doubtful Accounts Receivable
BLACKIRON Data	$53	$7
North America Telecom	657	420

Total	$710	$427

Income (Loss) from Operations
BLACKIRON Data	$1,301	$1,330
North America Telecom	5,383	5,205

Total From Operating Segments	6,684	6,535
Corporate	(4,446)	(6,834)

Total	$2,238	$(299)

Capital Expenditures
BLACKIRON Data	$3,865	$2,368
North America Telecom	2,642	2,649
Other (1)	9	2,971

Total From Operating Segments	6,516	7,988
Corporate	1	123

Total	$6,517	$8,111

(1)	“Other” includes capital expenditures from discontinued operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2013	December 31, 2012
Property and Equipment – Net
BLACKIRON Data	$33,750	$31,998
North America Telecom	31,763	32,632

Total From Operating Segments	65,513	64,630
Corporate	685	685

Total	$66,198	$65,315

	March 31, 2013	December 31, 2012
Assets
BLACKIRON Data	$38,354	$36,108
North America Telecom	123,725	132,725
Other (1)	41,708	46,493

Total From Operating Segments	203,787	215,326
Corporate	84,001	85,864

Total	$287,788	$301,190

(1)	“Other” includes assets from discontinued operations.

The Company offers three main products—Retail Voice, Data/Internet and Retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Retail Voice	$34,115	$42,676
Data/Internet	19,251	17,681
Retail VoIP	7,517	7,645

Total	$60,883	$68,002

11. DISCONTINUED OPERATIONS

Discontinued Operations—year ended December 31, 2012

On May 31, 2012, the Company completed the previously announced sale of its Australian segment to M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, for approximately AUD$192.4 million (or approximately USD$195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

indemnification claims pursuant to the purchase agreement. The purchase price was also subject to a customary post-closing working capital adjustment. In the fourth quarter of 2012, the Company and M2 settled on a working capital adjustment and the escrow was released. The Company received $5.4 million and M2 received $4.4 million. The $4.4 million was recorded as an adjustment to the gain that was recorded in the second quarter of 2012, which resulted in a net gain for the year ended December 31, 2012 of 94.3 million.

On June 28, 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. In conjunction with the commitment to dispose of ICS and classification of ICS as a discontinued operation, the Company evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. As the adjustment is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations in the second quarter of 2012. The Company performed the same analysis as of March 31, 2013 and December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional adjustment was required.

As a result of these events, the Company’s condensed consolidated financial statements reflect the Australian and ICS business units as discontinued operations for the three months ended March 31, 2013 and 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenue	$58,789	$166,690
Operating expenses	59,902	163,586

Income (loss) from operations	(1,113)	3,104
Interest expense	—	(248)
Interest income and other income (expense)	(55)	154
Foreign currency transaction gain (loss)	(115)	2,799

Income (loss) before income tax	(1,283)	5,809
Income tax (expense) benefit	—	(1,197)

Income (loss) from discontinued operations	$(1,283)	$4,612

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summarized assets and liabilities of ICS classified as held for sale as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$16,076	$16,070
Prepaid expenses and other current assets	3,347	4,196
Restricted cash	472	487
Long-lived assets	19,389	19,313

Assets held for sale	$39,284	$40,066

Accounts payable	$7,163	10,580
Accrued interconnection costs	5,870	6,961
Accrued expenses and other liabilities	5,807	6,763

Liabilities held for sale	$18,840	$24,304

12. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as CVRs and Warrants.

The Company had no dilutive common share equivalents during the three months ended March 31, 2013, due to the results of operations being a loss from continuing operations, net of tax. For the three months ended March 31, 2013, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.4 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	6.2 million shares issuable upon exercise of Warrants; and

•	3.7 million shares issuable upon exercise of CVRs.

The Company had no dilutive common share equivalents during the three months ended March 31, 2012, due to the results of operations being a loss from continuing operations, net of tax. For the three months ended March 31, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Income (loss) from continuing operations, net of tax	$(1,929)	$(11,470)
Income (loss) from discontinued operations, net of tax	(1,283)	4,612

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$(3,212)	$(6,858)

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$(3,212)	$(6,858)

Weighted average common shares outstanding-basic	13,909	13,744

Weighted average common shares outstanding-diluted	13,909	13,744

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)	$(0.84)
Income (loss) from discontinued operations	(0.09)	0.34

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.23)	$(0.50)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)	$(0.84)
Income (loss) from discontinued operations	(0.09)	0.34

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.23)	$(0.50)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

13. RELATED PARTY TRANSACTIONS

The Company had no transactions with related parties in the three months ended March 31, 2013 and 2012.

14. SUBSEQUENT EVENTS

Divestiture of BLACKIRON

On April 17, 2013, PTGi and PTCI entered into an equity purchase agreement (the “BLACKIRON Purchase Agreement”), with Rogers Communications Inc., a Canadian telecommunications company listed on the Toronto Stock Exchange, and Rogers Data Services Inc., a wholly owned subsidiary of Rogers Communications Inc. (“Rogers”), to sell to Rogers all of the outstanding equity of BLACKIRON Data ULC (“BLACKIRON”), a direct wholly owned subsidiary of PTCI, for approximately CAD$200 million (the “BLACKIRON Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, CAD$20 million of the purchase price was placed in escrow to be released 15 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi and PTCI under the BLACKIRON Purchase Agreement. The BLACKIRON Purchase Agreement also contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In addition, subject to certain exceptions, PTGi and its subsidiaries also agreed for a period of two years from the closing date to certain restrictions on competing with BLACKIRON as provided in the BLACKIRON Purchase Agreement. The BLACKIRON Transaction signed and closed on April 17, 2013. The BLACKIRON Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi.

Pending Divestiture of North America Telecom

On May 10, 2013, PTGi announced that PTGi and each of PTHI, Primus Telecommunications International, Inc. (“PTII”) and Lingo Holdings, Inc. (“Lingo Holdings”, and together with PTHI and PTII, the “Sellers”), direct or indirect wholly owned subsidiaries of PTGi, entered into an equity purchase agreement dated as of May 10, 2013 (the “North America Telecom Purchase Agreement”) with PTUS, Inc. (“US Acquireco”) and PTCAN, Inc. (“CAN Acquireco” and together with US Acquireco, the “Purchasers”), affiliates of York Capital Management, an investment firm, to sell to the Purchasers all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), Primus Telecommunications Canada Inc. (“PTCI”), Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “Companies”), indirect or direct wholly owned subsidiaries of PTGi, for approximately $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. The North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of approximately $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Sellers must, for 14 months after the closing of the North America Telecom Transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy PTGi’s indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

addition, $4 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

The North America Telecom Purchase Agreement also contains certain termination rights for PTGi, the Sellers and the Purchasers, including the right of PTGi and the Sellers, in certain circumstances, to terminate the North America Telecom Purchase Agreement and accept a superior proposal. If the North America Telecom Purchase Agreement is terminated, in certain circumstances, the Sellers would be required to pay to the Purchasers reasonable costs and expenses incurred by the Purchasers of up to 1% of the purchase price or a termination fee equal to $3.87 million. In certain circumstances in which the North America Telecom Purchase Agreement is terminated or the Purchasers breach the North America Telecom Purchase Agreement, Purchasers would be required to pay to PTGi a reverse termination fee equal to $25 million as liquidated damages.

The Companies conduct PTGi’s North America retail telecommunications operations in the United States and Canada.

The transactions contemplated by the North America Telecom Purchase Agreement were approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction will require PTGi stockholder approval and regulatory approvals, and is subject to customary closing conditions. The North America Telecom Transaction is currently expected to close by the third quarter of the year ending December 31, 2013, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of the year ending December 31, 2013. Approximately $126 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, is required to be paid on the initial closing, with the remainder to be paid upon closing of the sale of PTI.

The following unaudited pro forma consolidated financial information is presented to illustrate the effect of the Company’s disposition of BLACKIRON and North America Telecom on its historical financial position and operating results. The unaudited pro forma condensed consolidated balance sheet as of March 31, 2013 is based on the historical statements of the Company as of March 31, 2013 after giving effect to the transactions as if the dispositions had occurred on March 31, 2013. The unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 are based on the historical financial statements of the Company after giving effect to the transactions as if the dispositions had occurred on January 1, 2012.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

	As Reported March 31, 2013	Pro Forma Adjustments				Pro Forma March 31, 2013
		BLACKIRON Data Operations (a)	North America Telecom Operations (b)	Other Adjustments
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,844	$(327)	$(4,672)	$170,651	(c)	$291,634
				112,138	(d)
Accounts receivable, prepaid expenses and other current assets	23,937	(2,790)	(20,360)	—		787
Assets held for sale	39,284	—	—	—		39,284

Total current assets	77,065	(3,117)	(25,032)	282,789		331,705
RESTRICTED CASH	832	(74)	(758)	—		—
PROPERTY AND EQUIPMENT – Net	66,198	(33,750)	(31,763)	—		685
GOODWILL	60,085	(912)	(32,500)	(26,673	) (e)	—
OTHER INTANGIBLE ASSETS – Net	60,265	(503)	(32,762)	(27,000	) (f)	—
OTHER ASSETS	23,343	—	(909)	19,556	(g)	57,240
				15,250	(h)

TOTAL ASSETS	$287,788	$(38,356)	$(123,724)	$263,922		$389,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued interconnection costs, accrued expenses and other current liabilities	$30,872	$(8,054)	$(20,446)	$—		$2,372
Deferred revenue	8,293	(544)	(7,749)	—		—
Accrued income taxes	7,701	—	(3,464)	—		4,237
Accrued interest	4,926	—	(31)	—		4,895
Current portion of long-term obligations	54	(29)	(25)	—		—
Liabilities held for sale	18,840	—	—	—		18,840

Total current liabilities	70,686	(8,627)	(31,715)	—		30,344
LONG-TERM OBLIGATIONS	127,069	(26)	(824)	—		126,219
CONTINGENT VALUE RIGHTS	14,792	—	—	—		14,792
OTHER LIABILITIES	12,142	—	(1,215)	(10,503	) (f)	35,230
				19,556	(g)
				15,250	(h)

Total liabilities	224,689	(8,653)	(33,754)	24,303		206,585
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—		—
Common stock	14	—	—	—		14
Additional paid-in capital	98,662	—	—	—		98,662
Accumulated deficit	(26,410)	(29,703)	(89,970)	170,651	(c)	93,536
				112,138	(d)
				(26,673	) (e)
				(16,497	) (f)
Treasury stock, at cost	(378)	—	—	—		(378)
Accumulated other comprehensive loss	(8,789)	—	—	—		(8,789)

Total stockholders’ equity	63,099	(29,703)	(89,970)	239,619		183,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,788	$(38,356)	$(123,724)	$263,922		$389,630

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported Three Months Ended March 31, 2013	Pro Forma Adjustments		Pro Forma Three Months Ended March 31, 2013
		BLACKIRON Data Operations (i)	North America Telecom Operations (j)
NET REVENUE	$60,883	$(9,633)	$(51,250)	$—
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	29,470	(4,438)	(25,032)	—
Selling, general and administrative	22,575	(2,227)	(15,903)	4,445
Depreciation and amortization	6,600	(1,667)	(4,932)	1

Total operating expenses	58,645	(8,332)	(45,867)	4,446

INCOME (LOSS) FROM OPERATIONS	2,238	(1,301)	(5,383)	(4,446)
INTEREST EXPENSE	(4,216)	1	81	(4,134)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(32)	—	—	(32)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	112	—	—	112
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	18	(1)	(18)	(1)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1	—	77	78

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,879)	(1,301)	(5,243)	(8,423)
INCOME TAX BENEFIT (EXPENSE)	(50)	(168)	107	(111)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,929)	(1,469)	(5,136)	(8,534)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(1,929)	$(1,469)	$(5,136)	$(8,534)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)			$(0.61)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.14)			$(0.61)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,909			13,909

Diluted	13,909			13,909

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported Three Months Ended March 31, 2012	Pro Forma Adjustments		Pro Forma Three Months Ended March 31, 2012
		BLACKIRON Data Operations (i)	North America Telecom Operations (j)
NET REVENUE	$68,002	$(8,197)	$(59,805)	$—
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	33,505	(3,377)	(30,128)	—
Selling, general and administrative	27,156	(1,310)	(19,056)	6,790
Depreciation and amortization	7,597	(2,180)	(5,416)	1
(Gain) loss on sale or disposal of assets	43	—	—	43

Total operating expenses	68,301	(6,867)	(54,600)	6,834

INCOME (LOSS) FROM OPERATIONS	(299)	(1,330)	(5,205)	(6,834)
INTEREST EXPENSE	(6,879)	—	62	(6,817)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(57)	—	—	(57)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(7,190)	—	—	(7,190)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	4	—	104	108
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1,951	—	(71)	1,880

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,470)	(1,330)	(5,110)	(18,910)
INCOME TAX BENEFIT (EXPENSE)	1,106	—	(1,352)	(246)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,364)	(1,330)	(6,462)	(19,156)
Less: Net (income) loss attributable to the noncontrolling interest	(106)	—	—	(106)

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(11,470)	$(1,330)	$(6,462)	$(19,262)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.84)			$(1.40)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.84)			$(1.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,744			13,744

Diluted	13,744			13,744

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Adjustments

The unaudited pro forma condensed consolidated balance sheet as of March 31, 2013 includes the following adjustments:

(a)	To reflect the disposition of BLACKIRON’s specified balance sheet accounts as of March 31, 2013.

(b)	To reflect the disposition of North America Telecom’s specified balance sheet accounts as of March 31, 2013.

(c)	To reflect the cash received from Rogers Communications Inc. for the sale of BLACKIRON, net of transaction costs directly related to the sale and amounts deposited into escrow.

(d)	To reflect the cash received from York Capital Management for the sale of North America Telecom, net of transaction costs directly related to the sale and amounts deposited into escrow.

(e)	To reflect the impairment of the remaining carrying value of goodwill of the US reporting unit. The fair value of goodwill is measured by the operations of the US retail portion of the North America Telecom operating segment.

(f)	To reflect the sale of the Company’s trade names attributable to North America Telecom, net of deferred taxes, to York Capital Management.

(g)	To reflect the amount of proceeds deposited into escrow and deferral of gain on the BLACKIRON sale.

(h)	To reflect the amount of proceeds deposited into escrow and deferral of gain on the North America Telecom sale.

The unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 include the following adjustments:

(i)	To reflect the removal of the operating results of BLACKIRON as if the transaction occurred on January 1, 2012.

(j)	To reflect the removal of the operating results of North America Telecom as if the transaction occurred on January 1, 2012.

Separation Agreement with Peter D. Aquino

On April 26, 2013, the Company announced that Peter D. Aquino, who has served as our Executive Chairman since January 2013, resigned from all positions with the Company, effective April 30, 2013. In connection with Mr. Aquino’s resignation, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Aquino. Pursuant to the Separation Agreement, Mr. Aquino’s employment with the Company is deemed terminated without cause for purposes of that certain Employment Agreement, dated October 12, 2010 (as amended on January 17, 2013, the “Employment Agreement”), between Mr. Aquino and the Company, and Mr. Aquino became entitled to the following severance benefits: (i) severance pay equal to $2,800,000, such payment to be made in a lump sum on May 15, 2013; (ii) a bonus in the amount of $750,000, payable in a lump sum on May 15, 2013; (iii) all outstanding stock options and other grants (including all amounts or RSUs payable or granted under Mr. Aquino’s short term incentive awards pursuant to the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Employment Agreement), as applicable, becoming 100% vested and exercisable, payable or deliverable (as applicable) in accordance with their terms, which resulted in (A) the accelerated vesting of 41,586 unvested RSUs held by Mr. Aquino and a payment of $166,344 for dividend equivalents accrued with respect to such unvested RSUs and (B) a payment of $2,872,500 with respect to Mr. Aquino’s unpaid short term incentive awards, payable in a lump sum on May 15, 2013, and (iv) if Mr. Aquino elects to continue his health insurance under COBRA, the Company will pay the COBRA premiums until April 30, 2014. The Separation Agreement also contains customary release and non-disparagement provisions. The Separation Agreement terminates and supersedes the Employment Agreement, except for the provisions of the Employment Agreement addressing confidentiality, competitive activities and inventions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “PTGi” means Primus Telecommunications Group, Incorporated and the “Company,” “we” and “our” mean PTGi together with its subsidiaries.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). As of March 31, 2013, we provided these services from our three business units: North America Telecom, BLACKIRON Data and ICS. As of March 31, 2013, our two primary reportable operational segments were North America Telecom and BLACKIRON Data.

Our focus has been on expanding our Growth Services in our North America Telecom and BLACKIRON Data business units. Within the North America Telecom unit, Growth Services include our broadband, VoIP and on-net Ethernet services. Our BLACKIRON Data unit contained the pure data center operations in Canada and operated as BLACKIRON Data ULC (“BLACKIRON”), a wholly owned subsidiary of Primus Telecommunications Canada Inc., a Canadian corporation and wholly owned subsidiary of PTGi (“PTCI”). Through our BLACKIRON Data unit, we focused on expansion of our collocation facilities, cloud computing and managed services. Both units fulfilled the demand for high quality, competitively priced communications and data center services. This demand has been driven, in part, by the explosion of data being generated on a daily basis, the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communications traffic to the Internet. We manage our Traditional Services, which include our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary market of Canada. We also provide our ICS voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

As discussed below under “—Recent Developments—Divestiture of BLACKIRON,” on April 17, 2013, we consummated the divestiture of BLACKIRON. As a result, we will no longer operate a BLACKIRON Data business unit subsequent to such date. In addition, as discussed below under “—Recent Developments—Continued Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS business unit, which no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale.

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

Recent Developments

Divestiture of BLACKIRON

On April 17, 2013, PTGi and PTCI entered into an equity purchase agreement (the “BLACKIRON Purchase Agreement”), with Rogers Communications Inc., a Canadian telecommunications company listed on the Toronto Stock Exchange, and Rogers Data Services Inc., a wholly owned subsidiary of Rogers Communications Inc. (“Rogers”), to sell to Rogers all of the outstanding equity of BLACKIRON, which operated our BLACKIRON Data business unit, for approximately CAD$200 million (the “BLACKIRON Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, CAD$20 million of the purchase price was placed in escrow to be released 15 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi and PTCI under the BLACKIRON Purchase Agreement. The BLACKIRON Purchase Agreement also contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In addition, subject to certain exceptions, PTGi and its subsidiaries also agreed for a period of two years from the closing date to certain restrictions on competing with BLACKIRON as provided in the BLACKIRON Purchase Agreement. The BLACKIRON Transaction signed and closed on April 17, 2013. The BLACKIRON Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi (the “Special Committee”), which was originally formed in September 2011 in connection with our strategic review of possible transactions to maximize shareholder value.

Pending Divestiture of North America Telecom

On May 10, 2013, PTGi announced that PTGi and each of PTHI, Primus Telecommunications International, Inc. (“PTII”) and Lingo Holdings, Inc. (“Lingo Holdings”, and together with PTHI and PTII, the “Sellers”), direct or indirect wholly owned subsidiaries of PTGi, entered into an equity purchase agreement dated as of May 10, 2013 (the “North America Telecom Purchase Agreement”) with PTUS, Inc. (“US Acquireco”) and PTCAN, Inc. (“CAN Acquireco” and together with US Acquireco, the “Purchasers”), affiliates of York Capital Management, an investment firm, to sell to the Purchasers all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), Primus Telecommunications Canada Inc. (“PTCI”), Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “Companies”), indirect or direct wholly owned subsidiaries of PTGi, for approximately $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. The North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of approximately $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Sellers must, for 14 months after the closing of the North America Telecom Transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy PTGi’s indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In addition, $4 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

The North America Telecom Purchase Agreement also contains certain termination rights for PTGi, the Sellers and the Purchasers, including the right of PTGi and the Sellers, in certain circumstances, to terminate the North America Telecom Purchase Agreement and accept a superior proposal. If the North America Telecom Purchase Agreement is terminated, in certain circumstances, the Sellers would be required to pay to the Purchasers reasonable costs and expenses incurred by the Purchasers of up to 1% of the purchase price or a termination fee equal to $3.87 million. In certain circumstances in which the North America Telecom Purchase Agreement is terminated or the Purchasers breach the North America Telecom Purchase Agreement, Purchasers would be required to pay to PTGi a reverse termination fee equal to $25 million as liquidated damages.

The Companies conduct PTGi’s North America retail telecommunications operations in the United States and Canada.

The transactions contemplated by the North America Telecom Purchase Agreement were approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America

Telecom Transaction will require PTGi stockholder approval and regulatory approvals, and is subject to customary closing conditions. The North America Telecom Transaction is currently expected to close by the third quarter of the year ending December 31, 2013, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of the year ending December 31, 2013. Approximately $126 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, is required to be paid on the initial closing, with the remainder to be paid upon closing of the sale of PTI.

Continued Pursuit of Divestiture of ICS Business Unit

On June 28, 2012, PTGi’s Board of Directors committed to dispose of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit. See Note 11—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Foreign Currency

Foreign currency can have a major impact on our financial results. During the three months ended March 31, 2013, approximately 87% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”) and USD/British pound sterling (“GBP”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) exchange rate. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, the USD was weaker on average as compared to the CAD and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2013 and 2012:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended March 31,
	2013	2012	Variance $	Variance %
Canada	$53,069	$57,906	$(4,837)	-8.4%
Australia (1)	—	70,129	(70,129)	-100.0%
United Kingdom (1)	35,161	63,339	(28,178)	-44.5%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended March 31,
	2013	2012	Variance $	Variance %
Canada (in CAD)	$53,478	$58,010	$(4,532)	-7.8%
Australia (1) (in AUD)	—	66,453	(66,453)	-100.0%
United Kingdom (1) (in GBP)	22,612	40,389	(17,777)	-44.0%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets, goodwill and other intangible assets, and accounting for income taxes.

No significant changes in our critical accounting policies have occurred since December 31, 2012.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) disclosure rules, the Company’s results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues is derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with U.S. GAAP using local currency) and converted such amounts utilizing the same USD to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations. We believe that the comparison of the combined financial results provides management and investors with a meaningful analysis of our performance and trends for comparative purposes. In addition, it should be noted that the application of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

Discontinued Operations

2012 Developments—During the second quarter of 2012, the Company sold its Australian segment. Additionally, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. The Company continues to actively solicit a sale or other disposition of its ICS business unit.

As a result of these events, the Company’s condensed consolidated financial statements for all periods presented reflect the Australian and ICS business units as discontinued operations for the three months ended March 31, 2013 and 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS have been classified as held for sale assets and liabilities and removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenue	$58,789	$166,690
Operating expenses	59,902	163,586

Income (loss) from operations	(1,113)	3,104
Interest expense	—	(248)
Interest income and other income (expense)	(55)	154
Foreign currency transaction gain (loss)	(115)	2,799

Income (loss) before income tax	(1,283)	5,809
Income tax (expense) benefit	—	(1,197)

Income (loss) from discontinued operations	$(1,283)	$4,612

Results of Operations

Results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Net revenue: Net revenue, exclusive of the currency effect, decreased $6.8 million, or 10.0%, to $61.2 million for the three months ended March 31, 2013 from $68.0 million for the three months ended March 31, 2012. Inclusive of the currency effect which accounted for a decrease of $0.3 million, net revenue decreased $7.1 million to $60.9 million for the three months ended March 31, 2013 from $68.0 million for the three months ended March 31, 2012.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2013		March 31, 2012					March 31, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
BLACKIRON Data	$9,689	15.8%	$8,197	12.1%	$1,492	18.2%	$(56)	$9,633	15.8%
North America Telecom	51,506	84.2%	59,805	87.9%	(8,299)	-13.9%	(256)	51,250	84.2%

Total Net Revenue	$61,195	100.0%	$68,002	100.0%	$(6,807)	-10.0%	$(312)	$60,883	100.0%

BLACKIRON Data: BLACKIRON Data net revenue, exclusive of the currency effect, increased $1.5 million, or 18.2%, to $9.7 million for the three months ended March 31, 2013 from $8.2 million for the three months ended March 31, 2012. The net revenue increase is primarily due to continued growth in colocation, network connectivity and managed/cloud services. Inclusive of the currency effect which accounted for a $0.1 million decrease, net revenue increased $1.4 million to $9.6 million for the three months ended March 31, 2013 from $8.2 million for the three months ended March 31, 2012.

North America Telecom: North America Telecom net revenue, exclusive of the currency effect, decreased $8.3 million, or 13.9%, to $51.5 million for the three months ended March 31, 2013 from $59.8 million for the three months ended March 31, 2012. The net revenue decrease is primarily attributable to a decrease of $3.6 million in retail voice services, a decrease of $1.6 million in local services, a decrease of $1.4 million in other services, a decrease of $1.3 million in prepaid voice services, a decrease of $0.5 million in wireless services, a decrease of $0.1 million in data and hosting services and a decrease of $0.1 million in VoIP services offset, in part, by an increase of $0.3 million in Internet services. Inclusive of the currency effect which accounted for a $0.3 million decrease, net revenue decreased $8.6 million to $51.2 million for the three months ended March 31, 2013 from $59.8 million for the three months ended March 31, 2012.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $3.9 million to $29.6 million, or 48.4% of net revenue, for the three months ended March 31, 2013 from $33.5 million, or 49.3% of net revenue, for the three months ended March 31, 2012. Inclusive of the currency effect, which accounted for a $0.1 million decrease, cost of revenue decreased $4.0 million to $29.5 million for the three months ended March 31, 2013 from $33.5 million for the three months ended March 31, 2012.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2013		March 31, 2012					March 31, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
BLACKIRON Data	$4,469	46.1%	$3,377	41.2%	$1,092	32.3%	$(31)	$4,438	46.1%
North America Telecom	25,156	48.8%	30,128	50.4%	(4,972)	-16.5%	(124)	25,032	48.8%

Total Cost of Revenue	$29,625	48.4%	$33,505	49.3%	$(3,880)	-11.6%	$(155)	$29,470	48.4%

BLACKIRON Data: BLACKIRON Data cost of revenue, exclusive of the currency effect, increased $1.1 million to $4.5 million, or 46.1% of net revenue, for the three months ended March 31, 2013 from $3.4 million, or 41.2% of net revenue, for the three months ended March 31, 2012. The increase is primarily attributable to an increase in net revenue of $1.5 million. Inclusive of the currency effect, which accounted for an insignificant decrease, cost of revenue increased $1.0 million to $4.4 million for the three months ended March 31, 2013 from $3.4 million for the three months ended March 31, 2012.

North America Telecom: North America Telecom cost of revenue, exclusive of the currency effect, decreased $5.0 million to $25.1 million, or 48.8% of net revenue, for the three months ended March 31, 2013 from $30.1 million, or 50.4% of net revenue, for the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in net revenue of $8.3 million. Inclusive of the currency effect, which accounted for a $0.1 million decrease, cost of revenue decreased $5.1 million to $25.0 million for the three months ended March 31, 2013 from $30.1 million for the three months ended March 31, 2012.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $4.5 million to $22.7 million, or 37.0% of net revenue, for the three months ended March 31, 2013 from $27.2 million, or 39.9% of net revenue, for the three months ended March 31, 2012. Inclusive of the currency effect, which accounted for a $0.1 million decrease, SG&A decreased $4.6 million to $22.6 million for the three months ended March 31, 2013 from $27.2 million for the three months ended March 31, 2012.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2013		March 31, 2012					March 31, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
BLACKIRON Data	$2,240	23.1%	$1,310	16.0%	$930	71.0%	$(13)	$2,227	23.1%
North America Telecom	15,970	31.0%	19,056	31.9%	(3,086)	-16.2%	(67)	15,903	31.0%
Corporate	4,445	0.0%	6,790	0.0%	(2,345)	-34.5%	—	4,445	0.0%

Total SG&A	$22,655	37.0%	$27,156	39.9%	$(4,501)	-16.6%	$(80)	$22,575	37.1%

BLACKIRON Data: BLACKIRON Data SG&A, exclusive of the currency effect, increased $0.9 million to $2.2 million, or 23.1% of net revenue, for the three months ended March 31, 2013 from $1.3 million, or 16.0% of net revenue, for the three months ended March 31, 2012. The increase is primarily attributable to an increase of $0.7 million in salaries and benefits, an increase of $0.1 million in advertising expenses and an increase of $0.1 million in travel and entertainment expenses and professional fees. Inclusive of the currency effect, which accounted for an insignificant decrease, SG&A increased $0.9 million to $2.2 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012.

North America Telecom: North America Telecom SG&A, exclusive of the currency effect, decreased $3.1 million to $16.0 million, or 31.0% of net revenue, for the three months ended March 31, 2013 from $19.1 million, or 31.9% of net revenue, for the three months ended March 31, 2012. The decrease is attributable to a decrease of $1.5 million in salaries and benefits, a decrease of $0.7 million in sales and marketing expenses, a decrease of $0.5 million in general and administrative expenses, a decrease of $0.2 million in advertising expenses, a decrease of $0.1 million in professional fees and a decrease of $0.1 million in occupancy expenses. Inclusive of the currency effect, which accounted for a $0.1 million decrease, SG&A decreased $3.2 million to $15.9 million for the three months ended March 31, 2013 from $19.1 million for the three months ended March 31, 2012.

Corporate: Corporate SG&A decreased $2.3 million to $4.4 million for the three months ended March 31, 2013 from $6.8 million for the three months ended March 31, 2012. The decrease is attributable to a decrease of $2.2 million in salaries and benefits and a decrease of $0.3 million in general and administrative expenses offset, in part, by an increase of $0.1 million in professional fees and an increase of $0.1 million in occupancy expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $1.0 million to $6.6 million for the three months ended March 31, 2013 from $7.6 million for the three months ended March 31, 2012. The decrease is attributable to a decrease in the amortization of our Canadian customer list intangible asset. This intangible asset is amortized over a useful life that corresponds to the diminishing projected cash flows in the fresh start valuation model so future amortization expense will continue to decline.

Interest expense and accretion (amortization) on debt premium/discount, net: Interest expense and accretion (amortization) on debt premium/discount, net decreased $2.7 million to $4.2 million for the three months ended March 31, 2013 from $6.9 million for the three months ended March 31, 2012. The decrease was due to the repurchase of a portion of the outstanding 10% Notes in September 2012. See Note 4—“Long-Term Obligations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Gain (loss) from contingent value rights valuation: The loss from the change in fair value of the contingent value rights decreased $7.3 million to a $0.1 million gain for the three months ended March 31, 2013 from a $7.2 million loss for the three months ended March 31, 2012. Estimates of fair value represent the Company’s best estimates based on a pricing model and are correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increases/decreases, the fair value of the contingent value rights increases/decreases and a loss/gain from contingent rights valuation is recorded.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $2.0 million to an insignificant gain for the three months ended March 31, 2013 from a gain of $2.0 million for the three months ended March 31, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries have with our US subsidiaries due to an increase in the exchange rate from January to March 2012.

Income tax benefit (expense): Income tax benefit decreased $1.2 million to an expense of $0.1 million for the three months ended March 31, 2013 from a benefit of $1.1 million for the three months ended March 31, 2012. Included in the expense is a provision for foreign withholding tax, state taxes and an “ASC 740” provision, partially offset by prior year return to provision benefit adjustment.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Divestiture of BLACKIRON

On April 17, 2013, pursuant to the BLACKIRON Purchase Agreement, we consummated the BLACKIRON Transaction in which we divested our BLACKIRON subsidiary, which operated our BLACKIRON Data business unit, for a purchase price of approximately CAD$200 million. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, CAD$20 million of the purchase price was placed in escrow to be released 15 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi and PTCI under the BLACKIRON Purchase Agreement. The BLACKIRON Purchase Agreement also contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In addition, subject to certain exceptions, PTGi and its subsidiaries also agreed for a period of two years from the closing date to certain restrictions on competing with BLACKIRON as provided in the BLACKIRON Purchase Agreement. The BLACKIRON Transaction was approved by the Board of Directors of PTGi as well as the Special Committee of the Board of Directors of PTGi.

Pending Divestiture of North America Telecom

On May 10, 2013, PTGi announced that PTGi and each of PTHI, Primus Telecommunications International, Inc. (“PTII”) and Lingo Holdings, Inc. (“Lingo Holdings”, and together with PTHI and PTII, the “Sellers”), direct or indirect wholly owned subsidiaries of PTGi, entered into an equity purchase agreement dated as of May 10, 2013 (the “North America Telecom Purchase Agreement”) with PTUS, Inc. (“US Acquireco”) and PTCAN, Inc. (“CAN Acquireco” and together with US Acquireco, the “Purchasers”), affiliates of York Capital Management, an investment firm, to sell to the Purchasers all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), Primus Telecommunications Canada Inc. (“PTCI”), Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “Companies”), indirect or direct wholly owned subsidiaries of PTGi, for approximately $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. The North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of approximately $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Sellers must, for 14 months after the closing of the North America Telecom Transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy PTGi’s indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In addition, $4 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

The North America Telecom Purchase Agreement also contains certain termination rights for PTGi, the Sellers and the Purchasers, including the right of PTGi and the Sellers, in certain circumstances, to terminate the North America Telecom Purchase Agreement and accept a superior proposal. If the North America Telecom Purchase Agreement is terminated, in certain circumstances, the Sellers would be required to pay to the Purchasers reasonable costs and expenses incurred by the Purchasers of up to 1% of the purchase price or a termination fee equal to $3.87 million. In certain circumstances in which the North America Telecom Purchase Agreement is terminated or the Purchasers breach the North America Telecom Purchase Agreement, Purchasers would be required to pay to PTGi a reverse termination fee equal to $25 million as liquidated damages.

The Companies conduct PTGi’s North America retail telecommunications operations in the United States and Canada.

The transactions contemplated by the North America Telecom Purchase Agreement were approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction will require PTGi stockholder approval and regulatory approvals, and is subject to customary closing conditions. The North America Telecom Transaction is currently expected to close by the third quarter of the year ending December 31, 2013, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of the year ending December 31, 2013. Approximately $126 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, is required to be paid on the initial closing, with the remainder to be paid upon closing of the sale of PTI.

Continued Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s evaluation of strategic alternatives to maximize shareholder value, the Company’s Board of Directors committed to dispose of the Company’s ICS business unit on June 28, 2012 and continues to actively solicit a sale or other disposition of such business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. See Note 11—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2013 as compared to net cash provided by operating activities of $18.0 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net income, net of non-cash operating activity, provided $4.6 million of cash. Other major drivers included an increase in accrued interest of $3.2 million and a decrease in prepaid expenses and other current assets of $1.0 million, partially offset by a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $6.4 million, an increase in accounts receivable of $2.2 million and a decrease in accrued interconnection costs of $1.7 million.

Net cash used in investing activities was $6.9 million for the three months ended March 31, 2013 as compared to $9.5 million for the three months ended March 31, 2012. Net cash used in investing activities during the three months ended March 31, 2013 included $6.5 million of capital expenditures and $0.4 million used in the acquisition of businesses.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2013 as compared to $3.9 million for the three months ended March 31, 2012. Net cash used in financing activities during the three months ended March 31, 2013 included $0.4 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, $0.4 million used to pay dividend equivalents to our shareholders and $0.1 million used to reduce the principal amounts outstanding on capital leases.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of March 31, 2013, we had $13.8 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations) and other cash needs for our operations for at least the next twelve months.

As of March 31, 2013, we had $10.2 million in future minimum purchase obligations, $50.8 million in future operating lease payments and $127.8 million of indebtedness.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
13% Senior Secured Notes due 2016	$3,652	$312	$624	$2,716	$—
10% Senior Secured Notes due 2017	18,403	1,269	2,538	14,596	—
10% Senior Secured Exchange Notes due 2017	162,377	10,383	22,518	129,476	—
Capital leases and other	87	51	36	—	—
Operating leases	50,837	8,703	16,134	11,930	14,070
Purchase obligations	10,212	3,786	4,748	746	932

Total minimum principal & interest payments	245,568	24,504	46,598	159,464	15,002
Less: Amount representing interest	(56,757)	(11,968)	(25,683)	(19,106)	—

Total contractual obligations	$188,811	$12,536	$20,915	$140,358	$15,002

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2—“Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Related Party Transactions

The Company had no transactions with related parties in the three months ended March 31, 2013 and 2012.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•

the proposed divestiture of PTGi’s North America Telecom operations, including the risk that we may not obtain stockholder and regulatory approval of the transactions contemplated by the definitive agreement on the proposed terms and schedule; the risk that the transaction will impair our ability to maintain third party relationships following the announcement of the transaction; the risk that the parties may not be able to satisfy the conditions to closing of the transactions contemplated by the definitive agreement; and the risk that the transactions contemplated by the definitive agreement may not be completed in the time frame expected by the parties or at all;

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

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures and declining usage patterns in our traditional products;

•

the effectiveness and profitability of our growth products and bundled service offerings, the pace and cost of customer migration onto our networks and the successful network platform migration to reduce costs and increase efficiencies;

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

•

management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

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

Foreign currency exchange rates—Foreign currency can have a major impact on our financial results. During the three months ended March 31, 2013, approximately 87% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rates is caused primarily by fluctuations in the following exchange rates: USD/CAD and USD/GBP. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. We historically have not engaged in hedging transactions. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, the USD was weaker on average as compared to the CAD and GBP. As a result, the revenue of our subsidiaries whose local currency is CAD and GBP increased (decreased) (7.8%) and (44.0%), respectively, in their local currencies compared to the three months ended March 31, 2012, and increased (decreased) (8.4%) and (44.5%), respectively, in USD.

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

Changes in Internal Control.

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

The sale of BLACKIRON reduced our revenue.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divestiture of BLACKIRON,” the Company divested its BLACKIRON subsidiary, which operated our BLACKIRON Data business unit, to Rogers Communications Inc. or one of its affiliates on April 17, 2013. Our BLACKIRON Data business unit accounted for approximately $9.7 million, or 15.8%, of our net revenues, exclusive of the currency effect, for the three months ended March 31, 2013 and approximately $34.1 million, or 12.9%, of our net revenues, exclusive of the currency effect, for the fiscal year ended December 31, 2012. Following the divestiture of BLACKIRON, our ability to produce revenues will therefore be reduced. There can be no assurance that the proceeds from the divestiture and the revenues and profits generated from the remaining operations of the Company, along with other capital that we have access to, will be adequate to sustain our business objectives.

Failure to consummate the pending divestiture of North America Telecom could negatively impact our stock price, business and financial results.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Pending Divestiture of North America Telecom,” we announced that the Company entered into an equity purchase agreement dated as of May 8, 2013 (the “North America Telecom Purchase Agreement”) with affiliates of York Capital Management to sell all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), Primus Telecommunications Canada Inc. (“PTCI”), Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “Companies”), indirect or direct wholly owned subsidiaries of PTGi, for approximately $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. The North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. The North America Telecom Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction will require PTGi stockholder approval and regulatory approvals, and is subject to customary closing conditions. The North America Telecom Transaction is currently expected to close by the third or fourth quarter of 2013.

The announcement of the proposed transaction, whether or not consummated, may result in the loss of key personnel and may disrupt our sales and marketing or other key business activities in our North America Telecom segment, which may have an impact on our financial performance. Until the proposed transaction is consummated, there may be continuing uncertainty for our employees, customers, suppliers and other business partners in our North America Telecom segment, which could negatively impact our business and financial results. We cannot predict whether the closing conditions for the proposed transaction will be satisfied. As a result, we cannot assure you that the proposed transaction will be completed. If the closing conditions for the proposed transaction are not satisfied or waived pursuant to the North America Telecom Purchase Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PTGi’s repurchases of its common stock during the first quarter of 2013 were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
Shares purchased in satisfaction of tax withholding obligations (1)

January 1, 2013 to January 31, 2013	43,387	$10.47	—	$—
February 1, 2013 to February 28, 2013	—	$—	—	$—
March 1, 2013 to March 31, 2013	—	$—	—	$—

Total	43,387	$10.47	—	$—

Shares purchased under a stock repurchase program (2)

January 1, 2013 to January 31, 2013	—	$—	—	$14.6
February 1, 2013 to February 28, 2013	—	$—	—	$14.6
March 1, 2013 to March 31, 2013	—	$—	—	$14.6

Total	—	$—	—	$14.6

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended March 31, 2013.
(2)	On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, PTGi may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the three months ended March 31, 2013, PTGi did not purchase shares of common stock in connection with our stock repurchase program.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM	4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM	5. OTHER INFORMATION

Named Executive Officer Compensation Matters

On May 9, 2013, the Compensation Committee, in recognition of the leadership and contributions of certain Named Executive Officers (as defined in the Proxy Statement) of the Company in connection with the Company’s announced sale of its North America retail telecommunications operations (“NA Telecom”) (i) awarded special cash bonuses; (ii) accelerated the vesting of restricted stock units upon termination; and (iii) awarded 2013 bonuses at the target amount, pro-rated conditioned upon employee remaining employed past June 30, 2013. The awards and vesting for each such Named Executive Officers: (A) Andrew Day, (i) if NA Telecom is sold to a third party and (a) Mr. Day is not hired by successor company the special bonus will be $350,000, plus $700,000 in severance; or (b) Mr. Day is hired by successor company the special bonus will be $780,000; (ii) vesting of 17,368 restricted stock units upon termination; and (iii) 2013 pro-rated bonus; (B) James Keeley, (i) payment of the special cash bonus of $285,000; (ii) vesting of 8,386 restricted stock units; and (iii) 2013 pro-rated bonus; (C) Richard Ramlall, (i) payment of the special cash bonus of $250,000; (ii) vesting of 15,263 restricted stock units upon termination; and (iii) 2013 pro-rated bonus; and (D) John Filipowicz, (i) payment of the special cash bonus of $285,000; (ii) vesting of 7,071 restricted stock units upon termination; and (iii) 2013 pro-rated bonus. For Messrs. Keeley, Ramlall and Filipowicz, the payment of the special bonuses is subject to and will occur upon the earliest of (a) termination due to Corporate wind-down; or (b) upon the first closing of NA Telecom; or (c) the decision of the Special Committee to end its previously announced exploration of strategic alternatives.

ITEM	6. EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 10, 2013	By:	/s/ JAMES C. KEELEY
James C. Keeley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1^	Amendment to Executive Employment Agreement, dated January 17, 2013, by and between PTGi and Peter D. Aquino (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on January 18, 2013) (File No. 001-35210).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.