Form 10-Q
period 2013-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2013-08-08
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Herndon Parkway, Suite 150, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 456-4100

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2013
Common Stock, $0.001 par value	14,002,243

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Sx Months Ended June 30, 2012
NET REVENUE	$—	$—	$—	$—
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	—	—
Selling, general and administrative	9,720	8,233	14,165	15,023
Depreciation and amortization	—	2	1	2
(Gain) loss on sale or disposal of assets	—	—	—	43

Total operating expenses	9,720	8,235	14,166	15,068

INCOME (LOSS) FROM OPERATIONS	(9,720)	(8,235)	(14,166)	(15,068)
INTEREST EXPENSE	—	—	—	—
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	—	—	—	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	14,792	2,039	14,904	(5,151)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	—	98	(1)	98
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	302	(1,469)	381	411

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,374	(7,567)	1,118	(19,710)
INCOME TAX BENEFIT (EXPENSE)	(107)	(241)	(218)	(487)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,267	(7,808)	900	(20,197)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2,954)	(21,816)	(1,799)	(16,179)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	135,045	98,666	135,045	98,666

NET INCOME (LOSS)	137,358	69,042	134,146	62,290
Less: Net (income) loss attributable to the noncontrolling interest	—	(183)	—	(289)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$137,358	$68,859	$134,146	$62,001

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.38	$(0.58)	$0.06	$(1.49)
Income (loss) from discontinued operations	(0.21)	(1.58)	(0.13)	(1.17)
Gain (loss) from sale of discontinued operations	9.66	7.13	9.69	7.15

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$9.83	$4.97	$9.62	$4.49

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.36	$(0.58)	$0.06	$(1.49)
Income (loss) from discontinued operations	(0.20)	(1.58)	(0.12)	(1.17)
Gain (loss) from sale of discontinued operations	9.35	7.13	9.37	7.15

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$9.51	$4.97	$9.31	$4.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,972	13,839	13,941	13,791

Diluted	14,436	13,839	14,404	13,791

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$—	$1.02	$—	$1.02
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$5,267	$(7,991)	$900	$(20,486)
Income (loss) from discontinued operations, net of tax	(2,954)	(21,816)	(1,799)	(16,179)
Gain (loss) from sale of discontinued operations, net of tax	135,045	98,666	135,045	98,666

Net income (loss)	$137,358	$68,859	$134,146	$62,001

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NET INCOME (LOSS)	$137,358	$69,042	$134,146	$62,290
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(3,240)	(10,505)	(5,560)	(9,315)

COMPREHENSIVE INCOME (LOSS)	134,118	58,537	128,586	52,975
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	56	—	(246)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$134,118	$58,593	$128,586	$52,729

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,178	$23,197
Accounts receivable (net of allowance for doubtful accounts receivable of $0 and $1,771 at June 30, 2013 and December 31, 2012, respectively)	—	17,871
Prepaid expenses and other current assets	20,490	5,792
Assets held for sale	205,776	40,066

Total current assets	397,444	86,926
RESTRICTED CASH	—	848
PROPERTY AND EQUIPMENT—Net	684	65,315
GOODWILL	—	60,744
OTHER INTANGIBLE ASSETS—Net	—	63,024
OTHER ASSETS	1,459	24,333

TOTAL ASSETS	$399,587	$301,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$12,218
Accrued interconnection costs	—	2,992
Deferred revenue	—	8,821
Accrued expenses and other current liabilities	1,491	20,565
Accrued income taxes	3,533	7,741
Accrued interest	2,619	1,716
Current portion of long-term obligations	126,252	66
Liabilities held for sale	67,559	24,304

Total current liabilities	201,454	78,423
LONG-TERM OBLIGATIONS	—	127,046
DEFERRED TAX LIABILITY	—	11,367
CONTINGENT VALUE RIGHTS	—	14,904
OTHER LIABILITIES	203	947

Total liabilities	201,657	232,687
COMMITMENTS AND CONTINGENCIES (See Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 14,031,721 and 13,965,155 shares issued and 14,000,095 and 13,933,529 shares outstanding at June 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	99,375	98,534
Retained earnings (accumulated deficit)	110,948	(23,198)
Treasury stock, at cost—31,626 shares at June 30, 2013 and December 31, 2012, respectively	(378)	(378)
Accumulated other comprehensive loss	(12,029)	(6,469)

Total stockholders’ equity	197,930	68,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,587	$301,190

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount
Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)
Share-based compensation expense	1,479	—	—	1,479	—	—	—
Proceeds from sale of common stock, net	199	102	—	199	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(837)	(36)	—	(837)	—	—	—
Net income (loss)	134,146	—	—	—	—	134,146	—
Foreign currency translation adjustment	(5,560)	—	—	—	—	—	(5,560)

Balance as of June 30, 2013	$197,930	14,000	$14	$99,375	$(378)	$110,948	$(12,029)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$134,146	$62,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	1,325	2,503
Share-based compensation expense	1,479	4,057
Depreciation and amortization	11,947	27,645
(Gain) loss on sale or disposal of assets	(135,051)	(97,802)
Impairment of goodwill and long-lived assets	—	10,298
(Accretion) amortization of debt premium/discount, net	64	115
Change in fair value of Contingent Value Rights	(14,904)	5,151
Deferred income taxes	(156)	4,047
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(134)	(3,042)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,700)	13,339
(Increase) decrease in prepaid expenses and other current assets	(154)	3,757
(Increase) decrease in other assets	2,195	2,977
Increase (decrease) in accounts payable	(968)	(10,539)
Increase (decrease) in accrued interconnection costs	(737)	(4,278)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(4,441)	(2,798)
Increase (decrease) in accrued income taxes	230	(991)
Increase (decrease) in accrued interest	908	(550)

Net cash provided by (used in) operating activities	(8,951)	16,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,955)	(18,727)
Sale of property and equipment and other assets	6	—
Cash from disposition of business, net of cash disposed	169,569	177,721
Cash acquired from business acquisitions, net of cash paid	(397)	(1,333)
(Increase) decrease in restricted cash	222	(85)

Net cash provided by investing activities	159,445	157,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(123)	(1,650)
Payment of fees on restructuring of debt	—	(1,977)
Proceeds from sale of common stock, net	199	53
Payment of dividend equivalents	(828)	—
Taxes paid in lieu of shares issued for share-based compensation	(837)	(1,454)

Net cash used in financing activities	(1,589)	(5,028)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(924)	(51)

NET CHANGE IN CASH AND CASH EQUIVALENTS	147,981	168,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,197	41,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,178	$209,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,596	$13,033
Cash paid for taxes	$201	$2,306
Non-cash investing and financing activities:
Capital lease additions	$148	$—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated (“PTGi” and, together with its subsidiaries, the “Company,” “we” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The results for all periods presented in this Quarterly Report on Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of its International Carrier Services (“ICS”) business unit. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of its ICS business unit. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. Subsequent to June 30, 2013, on July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 10—“Discontinued Operations” and Note 13—“Subsequent Events”). In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013 (see Note 13—“Subsequent Events”), the Company issued notices of redemption for all outstanding debt. Because the debt is required to be repaid as a result of the sale of North America Telecom, the interest expense of Primus Telecommunications Holding, Inc. has been allocated to discontinued operations.

The Company has applied retrospective adjustments for the three and six months ended June 30, 2012 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally, the assets and liabilities of ICS and North America Telecom have been classified as held for sale assets and liabilities as of June 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. See Note 10—“Discontinued Operations,” for further information regarding these transactions.

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Company is no longer restricted by Canadian foreign ownership laws. Given these changes, Primus Telecommunications International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. The stock of Globility was included in the sale of the North America Telecom segment. See Note 13—“Subsequent Events”. Prior to the purchase of the remaining 54.4%, the results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a more than likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

The current carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 3—“Goodwill and Other Intangible Assets.”

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s commitment to dispose of its ICS business, and the entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, at June 30, 2013, the Company classified the net assets of ICS and North America Telecom as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

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

The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 10—“Discontinued Operations.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

The initial closing of the sale of North America Telecom (See Note 13—“Subsequent Events”) constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the closing of the North America Telecom sale.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2013 (1)	December 31, 2012 (2)
Goodwill	$—	$60,744
Trade names	$—	$27,000

(1)	The table above does not reflect the portion of goodwill of $42.9 million and trade names of $27.0 million, as such non-amortizable intangible assets have been included in long-lived assets within assets held for sale as of June 30, 2013.
(2)	The table above does not reflect the portion of goodwill of $3.4 million, as such non-amortizable intangible asset has been included in long-lived assets within assets held for sale as of December 31, 2012.

Goodwill

The sale of BLACKIRON Data and the announcement of the sale of North America Telecom during the second quarter of 2013 were considered triggering events under ASC 350 and the Company tested the goodwill of the Canada and US reporting units for impairment. The proceeds from each of the transactions were used as a measurement of fair value. Based on the carrying values of the Canada and US reporting units, the Company determined that goodwill was not impaired as of June 30, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2013 are as follows (in thousands):

	United States	Canada	Total
Balance as of December 31, 2012	$26,582	$34,162	$60,744
Effect of change in foreign currency exchange rates	—	(1,001)	(1,001)
Disposition of business	—	(20,221)	(20,221)
Allocation to disposal group	(26,582)	(12,940)	(39,522)

Balance as of June 30, 2013	$—	$—	$—

As discussed in Note 10—“Discontinued Operations,” the Company sold its BLACKIRON Data segment during the second quarter of 2013. BLACKIRON Data was part of the Canada reporting unit, and therefore an allocation of the goodwill of the Canada reporting unit was made to the disposed entity. Prior to its disposal, the Company allocated, based on relative fair value to the Canada reporting unit in total, $20.2 million of goodwill to BLACKIRON Data.

Trade Names

There was no change in the carrying amount of trade names by reporting unit for the six months ended June 30, 2013. The trade names are included in long-lived assets within assets held for sale as of June 30, 2013.

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2013 (1)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$—	$—	$—	$3,500	$(1,140)	$2,360
Customer relationships	—	—	—	94,142	(60,478)	33,664

Total	$—	$—	$—	$97,642	$(61,618)	$36,024

(1)	The table above does not reflect the portion of the net book values of trade names of $2.2 million and customer relationships of $24.2 million, as such amortizable intangible assets have been included in long-lived assets within assets held for sale as of June 30, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Obligations under capital leases and other	$—	$101
13% Senior Secured Notes due 2016	1,571	2,403
10% Senior Secured Notes due 2017	12,692	12,692
10% Senior Secured Exchange Notes due 2017	112,587	112,587

Subtotal	$126,850	$127,783
Original issue discount on Senior Secured Notes	(598)	(671)

Subtotal	$126,252	$127,112
Less: Current portion of long-term obligations	(126,252)	(66)

Total long-term obligations	$—	$127,046

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of June 30, 2013:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	10% Senior Secured Notes due 2017	10% Senior Secured Exchange Notes due 2017	Total
2013 (as of June 30, 2013)	$—	$1,614	$13,168	$116,809	$131,591
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
Thereafter	—	—	—	—	—

Total minimum principal & interest payments	—	1,614	13,168	116,809	131,591
Less: Amount representing interest	—	(43)	(476)	(4,222)	(4,741)

Total long-term obligations	$—	$1,571	$12,692	$112,587	$126,850

The table above does not reflect the portion of the aggregate outstanding principal amount of 13% Notes issued by PTCI, amounting to $0.8 million, as such indebtedness has been classified as a liability held for sale as of June 30, 2013. See “—13% Senior Secured Notes due 2016” below.

As discussed below under “—13% Senior Secured Notes due 2016” and “—10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017,” in conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013 (see Note 13—“Subsequent Events”), the issuers of the Company’s 13% Notes, 10% Notes and 10% Exchange Notes issued notices of redemption for all outstanding 13% Notes, 10% Notes and 10% Exchange Notes, in each case with a redemption date of August 30, 2013, and irrevocably deposited with the trustees for the 13% Notes, 10% Notes and 10% Exchange Notes amounts sufficient to redeem in full all outstanding principal amounts of the 13% Notes, 10% Notes and 10% Exchange Notes, thereby satisfying and discharging all of the Company’s obligations under the indentures governing such notes (subject to certain exceptions).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

13% Senior Secured Notes due 2016

As of June 30, 2013, there was outstanding $2.4 million in aggregate principal amount of the 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Primus Telecommunications Holding, Inc. (“PTHI”) and Primus Telecommunications Canada Inc. (“PTCI”), each of which is a wholly owned subsidiary of PTGi. Each $1,000 in principal amount of the 13% Notes (being a Unit) consists of $653.85 in principal amount of 13% Notes issued by PTHI and $346.15 in principal amount of 13% Notes issued by PTCI. The portion of the aggregate outstanding principal amount of 13% Notes issued by PTCI has been classified as a liability held for sale as of June 30, 2013 in the unaudited condensed consolidated balance sheets included herein and elsewhere in this Quarterly Report on Form 10-Q. The 13% Notes bear interest at a rate of 13.00% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 13% Notes will mature on December 16, 2016. In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013 (see Note 13—“Subsequent Events”), PTHI and PTCI issued a notice of redemption for all outstanding 13% Notes with a redemption date of August 30, 2013 and irrevocably deposited $2.7 million in cash with the trustee for the 13% Notes, representing the principal amount of the 13% Notes to be redeemed, the applicable redemption premium with respect to such 13% Notes and accrued but unpaid interest on such 13% Notes to the redemption date. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

In connection with the September 2012 10% Notes repurchase, the Company incurred $10.9 million of premiums and other costs and wrote off $9.5 million of deferred financing costs and $0.7 million of original issue discount, all of which were included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2012.

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

Outstanding 10% Notes and 10% Exchange Notes

As of June 30, 2013, there was (i) $12.7 million in aggregate principal amount of the 10% Notes outstanding and (ii) $112.6 million in aggregate principal amount of the 10% Exchange Notes outstanding. In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013 (see Note 13—“Subsequent Events”), PTHI issued a notice of redemption for all outstanding 10% Notes and 10% Exchange Notes with a redemption date of August 30, 2013 and irrevocably deposited $130.8 million in cash with the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

trustee for the 10% Notes and 10% Exchange Notes, representing the principal amount of the 10% Notes and 10% Exchange Notes to be redeemed, the applicable redemption premium with respect to the 10% Notes to be redeemed and accrued but unpaid interest on such 10% Notes and 10% Exchange Notes to the redemption date. PTHI thereby satisfied and discharged the 10% Notes Indenture, as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under purchase obligations and non-cancellable operating leases, including continuing obligations of discontinued operations, as of June 30, 2013 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2013 (as of June 30, 2013)	$2,511	$4,160
2014	4,217	6,636
2015	403	5,017
2016	362	4,130
2017	362	3,653
Thereafter	906	7,000

Total long-term obligations	$8,761	$30,596

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $2.5 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

There were 40,000 options granted during each of the six months ended June 30, 2013 and 2012.

Total share-based compensation expense recognized by the Company in the three months ended June 30, 2013 and 2012 was $1.0 million and $2.4 million, respectively, compared to $1.5 million and $4.1 million, respectively, for the six months ended June 30, 2013 and 2012. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of PTGi’s RSU activity during the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2012	286,208	$12.91
Granted	20,000	$11.89
Vested	(190,247)	$11.91
Forfeitures	(82)	$15.60

Unvested—June 30, 2013	115,879	$14.39

As of June 30, 2013, PTGi had 0.1 million unvested RSUs outstanding with respect to $0.8 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 0.1 million.

On April 17, 2013 and April 26, 2013, the Board of Directors of the Company accelerated the vesting of 8,606 and 41,586 RSUs, respectively, awarded to certain employees as part of severance agreements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock option and stock appreciation rights activity during the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2012	212,244	$9.24
Granted	40,000	$11.89
Exercised	(10,344)	$8.91
Forfeitures	(1,982)	$8.91

Outstanding—June 30, 2013	239,918	$9.70

Eligible for exercise	177,031	$9.20

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—June 30, 2013	$571,690	7.6
Options exercisable—June 30, 2013	$510,522	7.1

During the six months ended June 30, 2013, 10,000 options were exercised with an intrinsic value of $35,000. As of June 30, 2013, PTGi had approximately 63,000 unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.3 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 57,000 shares, with a weighted average remaining life of 7.6 years, a weighted average exercise price of $9.64, and an intrinsic value of approximately $61,000.

7. STOCKHOLDERS’ EQUITY

As of June 30, 2013 and December 31, 2012, there were 14,000,095 and 13,933,529 shares of common stock outstanding, respectively.

Class A and B Warrants

In July 2009, PTGi issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of PTGi’s common stock, which are divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consists of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of PTGi common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of PTGi common stock. In connection with the issuance of the Warrants, PTGi entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The original exercise price with respect to (i) the Class A-1 Warrants was $12.22 per share; (ii) the Class A-2 Warrants was $16.53 per share; (iii) the Class A-3 Warrants was $20.50 per share; and (iv) the Class B Warrants was $26.01 per share. The Warrants have a five-

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

year term and will expire on July 1, 2014. A holder may exercise Warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Warrants on a cashless basis in connection with a change of control (as defined in each of the Class A and Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of PTGi common stock underlying such Warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the PTGi common stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Warrants. The Warrants are freely transferrable by the holder thereof.

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

The Dividends that occurred in 2012 (discussed below under “—Special Dividends”) triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $8.91, (ii) the Class A-2 Warrants was adjusted downward to $12.05, (iii) the Class A-3 Warrants was adjusted downward to $14.93, and (iv) the Class B Warrants was adjusted downward to $18.96; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the Class A-1 Warrants was adjusted upward to 1,370,735, (ii) the Class A-2 Warrants was adjusted upward to 1,372,293, (iii) the Class A-3 Warrants was adjusted upward to 1,372,293, and (iv) the Class B Warrants was adjusted upward to 2,058,438. Due to the nature of the mandatory antidilution provisions applicable to the Warrants, the Company has evaluated the accounting impact of the modification accounting under ASC 718, and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date. There were 8,700 Class A-1 Warrants exercised during the six months ended June 30, 2013.

Contingent Value Rights

In July 2009, the Company issued contingent value rights (“CVRs”), which allowed holders to receive shares of PTGi common stock (subject to adjustment, the “CVR Shares”), in an original aggregate amount of up to 2,665,000 shares. Subject to the terms of the CVR Agreement governing the CVRs, holders of CVRs would receive their pro rata share of the CVR Shares if certain conditions were satisfied. A distribution of CVR Shares would be required to be made by the Company if, as of any valuation date, the Company’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of the Company) divided by

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

the sum of the number of shares of PTGi common stock then issued and outstanding plus the number of shares of PTGi common stock underlying warrants, options and similar securities of the Company (other than CVRs) that are then in-the-money exceeded the CVR strike price (subject to adjustment, the “CVR Strike Price”) in an original amount of $35.95.

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

The initial closing of the sale of North America Telecom (See Note 13—“Subsequent Events”) constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the closing of the North America Telecom sale.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2012
Canada	2004—2012
United Kingdom	2004—2012
Netherlands	2007—2012

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, individually and in the aggregate, are not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes” (“ASC 740”), on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and six months ended June 30, 2013, penalties and interest were immaterial. As of June 30, 2013, the gross unrecognized tax benefit on the balance sheet was $66.2 million.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $128.2 million and $125.4 million at June 30, 2013 and December 31, 2012, respectively. The aggregate carrying value of the Company’s debt was $126.3 million and $127.0 million at June 30, 2013 and December 31, 2012, respectively.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

Fair Value as of June 30, 2013, using:
	June 30, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$—	—	—	—

Total	$—	—	—	—

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$14,904	—	14,904	—

Total	$14,904	—	14,904	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. As a result of the pending sale of North America Telecom during the second quarter of 2013, and the anticipated valuation and expiration of the CVRs in connection therewith, the fair value of the CVRs was marked at zero as of June 30, 2013. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions as of June 30, 2012: (1) expected life of 7 years; (2) risk-free rate of 1.11%; (3) expected volatility of 47.97%; (4) dividend yield of 0%; (5) exercise price of $35.95; (6) stock price of $15.57. During the three months ended June 30, 2013 and 2012, ($14.8) million and ($2.0) million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value, and during the six months ended June 30, 2013 and 2012, ($14.9) million and $5.2 million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a nonrecurring basis:

		Fair Value as of June 30, 2013, using:
	June 30, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$—	—	—	—
Trade names	—	—	—	—
Net assets held for sale	138,217	—	—	138,217

Total	$138,217	—	—	138,217

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$60,744	—	—	60,744
Trade names	27,000	—	—	27,000
Net assets held for sale	15,762	—	—	15,762

Total	$103,506	—	—	103,506

See Note 2—“Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and “Summary of Significant Accounting Policies—Valuation of Long-lived Assets (Held for Sale)” for a discussion of the inputs and valuation techniques.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

10. DISCONTINUED OPERATIONS

Discontinued Operations—six months ended June 30, 2013

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates (together “Rogers”) for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement.

On May 10, 2013, PTGi announced that PTGi and each of PTHI, Primus Telecommunications International, Inc. (“PTII”) and Lingo Holdings, Inc. (“Lingo Holdings”, and together with PTHI and PTII, the “Sellers”), direct or indirect wholly owned subsidiaries of PTGi, entered into an equity purchase agreement dated as of May 10, 2013 (the “North America Telecom Purchase Agreement”) with PTUS, Inc. (“US Acquireco”) and PTCAN, Inc. (“CAN Acquireco” and together with US Acquireco, the “Purchasers”), affiliates of York Capital Management, an investment firm, to sell to the Purchasers all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), PTCI, Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “NAT Companies”), indirect or direct wholly owned subsidiaries of PTGi, for $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

The NAT Companies conduct PTGi’s North America Telecom retail telecommunications operations in the United States and Canada.

In the second quarter of 2013, the North America Telecom Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction was subject to PTGi shareholder approval, regulatory approvals and other customary closing conditions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

As discussed in Note 13—“Subsequent Events,” the Company received shareholder approval of the North America Telecom Transaction on July 17, 2013 and consummated such transaction on July 31, 2013, with the exception of the sale of PTI. In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, the Company issued notices of redemption for all outstanding debt. Because the debt is required to be repaid as a result of the sale of North America Telecom, the interest expense of Primus Telecommunications Holding, Inc. has been allocated to discontinued operations.

Discontinued Operations—year ended December 31, 2012

On May 31, 2012, the Company completed the sale of its Australian segment to M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, for approximately AUD$192.4 million (or approximately USD$195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The purchase price was also subject to a customary post-closing working capital adjustment. In the fourth quarter of 2012, the Company and M2 settled on a working capital adjustment and the escrow was released. The Company received $5.4 million and M2 received $4.4 million. The $4.4 million was recorded as an adjustment to the gain that was recorded in the second quarter of 2012, which resulted in a net gain for the year ended December 31, 2012 of $94.3 million.

On June 28, 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under ASC 360 to beyond one year. The Company continues to actively solicit a sale or other disposition of its ICS business unit. In conjunction with the commitment to dispose of ICS and classification of ICS as a discontinued operation, the Company evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. As the adjustment is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations in the second quarter of 2012. The Company performed the same analysis as of June 30, 2013 and December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional adjustment was required.

As a result of these events, the Company’s condensed consolidated financial statements reflect the BLACKIRON Data, North America Telecom, Australian and ICS segments, as well as PTHI’s interest expense as discontinued operations for the three and six months ended June 30, 2013 and 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS and North America Telecom have been classified as held for sale assets and liabilities as of June 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenue	$108,937	$182,667	$228,609	$417,359
Operating expenses	106,464	186,518	220,565	411,572

Income (loss) from operations	2,473	(3,851)	8,044	5,787
Interest expense	(4,266)	(7,215)	(8,515)	(14,398)
Interest income and other income (expense)	(22)	190	(58)	347
Foreign currency transaction gain (loss)	(780)	(5,628)	(972)	(2,758)

Income (loss) before income tax	(2,595)	(16,504)	(1,501)	(11,022)
Income tax (expense) benefit	(359)	(5,312)	(298)	(5,157)

Income (loss) from discontinued operations	$(2,954)	$(21,816)	$(1,799)	$(16,179)

Summarized assets and liabilities of ICS and North America Telecom classified as held for sale as of June 30, 2013 and assets and liabilities of ICS classified as held for sale as of December 31, 2012 are as follows (in thousands):

	ICS		North America Telecom
	June 30, 2013	December 31, 2012	June 30, 2013
Accounts receivable	$18,133	$16,070	$14,593
Prepaid expenses and other current assets	3,421	4,196	6,131
Restricted cash	253	487	808
Long-lived assets	19,930	19,313	142,507

Assets held for sale	$41,737	$40,066	$164,039

Accounts payable	$8,582	$10,580	$9,554
Accrued interconnection costs	6,641	6,961	2,289
Accrued expenses and other liabilities	6,117	6,763	34,376

Liabilities held for sale	$21,340	$24,304	$46,219

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

As of June 30, 2013, potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as CVRs and Warrants.

The Company had dilutive common share equivalents during the three and six months ended June 30, 2013, due to the results of operations being income from continuing operations, net of tax. For the three and six months

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

ended June 30, 2013, the following were dilutive and were included in the calculation of diluted loss per common share due to their dilutive effect:

•	0.2 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan; and

•	0.3 million shares issuable upon exercise of Warrants.

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

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Income (loss) from continuing operations, net of tax	$5,267	$(7,991)	$900	$(20,486)
Income (loss) from discontinued operations, net of tax	(2,954)	(21,816)	(1,799)	(16,179)
Gain (loss) from sale of discontinued operations, net of tax	135,045	98,666	135,045	98,666

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$137,358	$68,859	$134,146	$62,001

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$137,358	$68,859	$134,146	$62,001

Weighted average common shares outstanding-basic	13,972	13,839	13,941	13,791

Weighted average common shares outstanding-diluted	14,436	13,839	14,404	13,791

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.38	$(0.58)	$0.06	$(1.49)
Income (loss) from discontinued operations	(0.21)	(1.58)	(0.13)	(1.17)
Gain (loss) from sale of discontinued operations	9.66	7.13	9.69	7.15

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$9.83	$4.97	$9.62	$4.49

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.36	$(0.58)	$0.06	$(1.49)
Income (loss) from discontinued operations	(0.20)	(1.58)	(0.12)	(1.17)
Gain (loss) from sale of discontinued operations	9.35	7.13	9.37	7.15

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$9.51	$4.97	$9.31	$4.49

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

12. RELATED PARTY TRANSACTIONS

The Company had no transactions with related parties in the six months ended June 30, 2013 and 2012.

13. SUBSEQUENT EVENTS

North America Telecom Transaction

On July 17, 2013, the Company received shareholder approval of the previously announced sale of its North America Telecom segment. See Note 10—“Discontinued Operations” for additional information on the North America Telecom Transaction. On July 31, 2013, the Company completed the sale of the majority of its entities involved in the North America Telecom Transaction, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of 2013. The Company received $126.0 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, as part of the initial closing, with the remainder to be paid upon closing of the sale of PTI.

Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, issued a notice of redemption for all outstanding 10% Notes and 10% Exchange Notes with a redemption date of August 30, 2013 and irrevocably deposited $130.8 million in cash with the trustee for the 10% Notes and 10% Exchange Notes, representing the principal amount of the 10% Notes and 10% Exchange Notes to be redeemed, the applicable redemption premium with respect to the 10% Notes to be redeemed and accrued but unpaid interest on such 10% Notes and 10% Exchange Notes to the redemption date. The total principal amount of such notes to be redeemed is approximately $125.3 million, consisting of approximately $12.7 million in aggregate principal amount of the 10% Notes to be redeemed at a redemption price of 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of the 10% Exchange Notes to be redeemed at a redemption price of 100.00% of the principal amount thereof, in each case plus accrued and unpaid interest to the redemption date. PTHI thereby satisfied and discharged the 10% Notes Indenture, as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released.

Also on July 31, 2013, PTHI and PTCI, as the issuers of the 13% Notes, issued a notice of redemption for all outstanding 13% Notes with a redemption date of August 30, 2013 and irrevocably deposited $2.7 million in cash with the trustee for the 13% Notes, representing the principal amount of the 13% Notes to be redeemed, the applicable redemption premium with respect to such 13% Notes and accrued but unpaid interest on such 13% Notes to the redemption date. The total principal amount of such 13% Notes to be redeemed is approximately $2.4 million. PTHI and PTCI thereby satisfied and discharged the 13% Notes Indenture, as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Resignation of Andrew Day

On July 31, 2013, Andrew Day, who has served as the Company’s President and Chief Executive Officer since January 1, 2013, resigned from all positions with the Company, effective July 31, 2013. In connection with Mr. Day’s resignation, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Day. Pursuant to the Separation Agreement, Mr. Day’s employment with the Company is deemed terminated without cause for purposes of that certain Employment Letter, dated February 9, 2012 (the “Employment Letter”), between Mr. Day and the Company, and Mr. Day became entitled to the following severance benefits: (i) $1,201,589 CAD; (ii) the accelerated vesting of 17,368 unvested RSUs held by Mr. Day and a payment of $69,472 for dividend equivalents accrued with respect to such unvested RSUs; and (iii) payment of health insurance premiums until July 31, 2014. The Separation Agreement also contains customary release and non-disparagement provisions.

Appointment of Robert Pons

On July 31, 2013, the Board of Directors of PTGi appointed Robert Pons to serve as the President and Chief Executive Officer of the Company, effective as of August 1, 2013. Mr. Pons was named to PTGi’s Board of Directors in September 2011 and will continue to serve on PTGi’s Board of Directors. He served on PTGi’s Compensation Committee from September 2011 to July 2013. In connection with his appointment as President and Chief Executive Officer, Mr. Pons resigned from the Compensation Committee. Mr. Pons will continue to receive Board of Directors fees, but will receive no additional salary for his service as President and Chief Executive Officer.

Board Declares Special Dividend of $8.50 per Share

On August 7, 2013, PTGi’s Board of Directors declared a special cash dividend of $8.50 per share with respect to PTGI’s issued and outstanding common stock. The special cash dividend will be paid on August 27, 2013 to holders of record of PTGI common stock as of August 20, 2013. For material special dividends, the rules of the New York Stock Exchange require the ex-dividend date to be one business day after the payment date. Accordingly, the ex-dividend date has been set for August 28, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “PTGi” means Primus Telecommunications Group, Incorporated and the “Company,” “we” and “our” mean PTGi together with its subsidiaries.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, and Voice over Internet Protocol (“VoIP”) services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). As of June 30, 2013, we provided these services from our two business units: North America Telecom and ICS. However, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction, as a result of which the North America Telecom segment no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale. Subsequent to June 30, 2013, on July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment. See “—Recent Developments—Divestiture of North America Telecom.” Furthermore, as discussed below under “—Recent Developments—Continued Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS business unit, which no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale.

Recent Developments

Divestiture of BLACKIRON

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates (together “Rogers”) for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement.

Divestiture of North America Telecom

On May 10, 2013, PTGi announced that PTGi and each of Primus Telecommunications Holding, Inc. (“PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Lingo Holdings, Inc. (“Lingo Holdings”,

and together with PTHI and PTII, the “Sellers”), direct or indirect wholly owned subsidiaries of PTGi, entered into an equity purchase agreement dated as of May 10, 2013 (the “North America Telecom Purchase Agreement”) with PTUS, Inc. (“US Acquireco”) and PTCAN, Inc. (“CAN Acquireco” and together with US Acquireco, the “Purchasers”), affiliates of York Capital Management, an investment firm, to sell to the Purchasers all of the outstanding equity of each of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“Primus Canada”), Primus Telecommunications Canada Inc. (“PTCI”), Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, Primus Canada, PTCI and Telesonic, the “NAT Companies”), indirect or direct wholly owned subsidiaries of PTGi, for $129 million (the “North America Telecom Transaction”). The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

The NAT Companies conduct PTGi’s North America Telecom retail telecommunications operations in the United States and Canada.

In the second quarter of 2013, the North America Telecom Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction was subject to PTGi shareholder approval, regulatory approvals and other customary closing conditions.

On July 17, 2013, the Company received shareholder approval of the North America Telecom Transaction. On July 31, 2013, the Company completed the sale of the majority of its entities involved in the North America Telecom Transaction, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of 2013. The Company received $126.0 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, as part of the initial closing, with the remainder to be paid upon closing of the sale of PTI.

Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, PTHI, as the issuer of the 10% Senior Secured Notes due 2017 (the “10% Notes”) and 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”), issued a notice of redemption for all outstanding 10% Notes and 10% Exchange Notes with a redemption date of August 30, 2013 and irrevocably deposited $130.8 million in cash with the trustee for the 10% Notes and 10% Exchange Notes, representing the principal amount of the 10% Notes and 10% Exchange Notes to be redeemed, the applicable redemption premium with respect to the 10% Notes to be redeemed and accrued but unpaid interest on such 10% Notes and 10% Exchange Notes to the redemption date. The total principal amount of such notes to be redeemed is approximately

$125.3 million, consisting of approximately $12.7 million in aggregate principal amount of the 10% Notes to be redeemed at a redemption price of 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of the 10% Exchange Notes to be redeemed at a redemption price of 100.00% of the principal amount thereof, in each case plus accrued and unpaid interest to the redemption date. PTHI thereby satisfied and discharged the indenture governing the 10% Notes (the “10% Notes Indenture”), as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released.

Also on July 31, 2013, PTHI and PTCI, as the issuers of the 13% Senior Secured Notes due 2016 (the “13% Notes”), issued a notice of redemption for all outstanding 13% Notes with a redemption date of August 30, 2013 and irrevocably deposited $2.7 million in cash with the trustee for the 13% Notes, representing the principal amount of the 13% Notes to be redeemed, the applicable redemption premium with respect to such 13% Notes and accrued but unpaid interest on such 13% Notes to the redemption date. The total principal amount of such 13% Notes to be redeemed is approximately $2.4 million. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011.

Continued Pursuit of Divestiture of ICS Business Unit

On June 28, 2012, PTGi’s Board of Directors committed to dispose of the Company’s ICS business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment” (“ASC 360”) to beyond one year. The Company continues to actively solicit a sale or other disposition of its ICS business unit. See Note 10—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency

Foreign currency can impact our financial results. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012 and the sale of BLACKIRON Data and the classification of North America Telecom as a discontinued operation during the quarterly period ended June 30, 2013, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our ICS operating segment, depending upon whether the business in our ICS operating segment is operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on the reported losses for our ICS operating segment.

In the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, the USD was weaker on average as compared to the CAD and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2013 and 2012:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Variance $	Variance %	2013	2012	Variance $	Variance %
Canada (1)	$43,018	$55,895	$(12,877)	-23.0%	$96,087	$113,801	$(17,714)	-15.6%
United Kingdom (1)	34,986	43,281	(8,295)	-19.2%	70,146	106,621	(36,475)	-34.2%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Variance $	Variance %	2013	2012	Variance $	Variance %
Canada (1) (in CAD)	$43,990	$56,418	$(12,428)	-22.0%	$97,468	$114,428	$(16,960)	-14.8%
United Kingdom (1) (in GBP)	22,769	27,303	(4,534)	-16.6%	45,381	67,693	(22,312)	-33.0%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Discontinued Operations

In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of its ICS business unit. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of its ICS business unit. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. Subsequent to June 30, 2013, on July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 10—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013 (see Note 13—“Subsequent Events”), the Company issued notices of redemption for all outstanding debt. Because the debt is required to be repaid as a result of the sale of North America Telecom, the interest expense of Primus Telecommunications Holding, Inc. has been allocated to discontinued operations.

The Company has applied retrospective adjustments for the three and six months ended June 30, 2012 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS and North America Telecom have been classified as held for sale assets and liabilities as of June 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenue	$108,937	$182,667	$228,609	$417,359
Operating expenses	106,464	186,518	220,565	411,572

Income (loss) from operations	2,473	(3,851)	8,044	5,787
Interest expense	(4,266)	(7,215)	(8,515)	(14,398)
Interest income and other income (expense)	(22)	190	(58)	347
Foreign currency transaction gain (loss)	(780)	(5,628)	(972)	(2,758)

Income (loss) before income tax	(2,595)	(16,504)	(1,501)	(11,022)
Income tax (expense) benefit	(359)	(5,312)	(298)	(5,157)

Income (loss) from discontinued operations	$(2,954)	$(21,816)	$(1,799)	$(16,179)

Results of Operations

The operating segment results of the Company for all periods presented are reflected as discontinued operations as a result of the transactions discussed above under “—Discontinued Operations.” Accordingly, income (loss) from continuing operations presented in our unaudited condensed consolidated statements of operations contained herein reflects only the results of our non-operating corporate entity. Presented below is a discussion of the results of our non-operating corporate entity for the three and six months ended June 30, 2013 and 2012.

Results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Selling, general and administrative expenses: Corporate selling, general and administrative expenses (“SG&A”) increased $1.5 million to $9.7 million for the three months ended June 30, 2013 from $8.2 million for the three months ended June 30, 2012. The increase is attributable to an increase of $2.6 million in salaries and benefits that resulted from an increase in severance costs attributable to our former Executive Chairman, partially offset by a decrease in headcount and share-based payment expense. The increase is further attributable to an increase of $0.1 million in occupancy expenses offset, in part, by a decrease of $0.8 million in professional fees and a decrease of $0.4 million in general and administrative expenses.

Gain (loss) from contingent rights valuation: The gain from the change in fair value of the contingent value rights (“CVRs”) increased $12.8 million to a $14.8 million gain for the three months ended June 30, 2013 from a $2.0 million gain for the three months ended June 30, 2012. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. As a result of the pending sale of North America Telecom during the second quarter of 2013, which would constitute a change of control under the agreement governing the CVRs (the “CVR Agreement”) and likely result in the expiration of the CVRs and termination of the CVR Agreement absent any required distribution of shares of our common stock with respect to the CVRs, the fair value of the CVRs was marked at zero as of June 30, 2013. See Note 7—“Stockholders’ Equity” and Note 9—“Fair Value of Financial Instruments and Derivatives” for a further discussion of the valuation and expiration of the CVRs in connection with the North America Telecom Transaction.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $1.8 million to a $0.3 million gain for the three months ended June 30, 2013 from a loss of $1.5 million for the three months ended June 30, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction loss on the intercompany payable balances that our Australian and Canadian subsidiaries had with our US subsidiaries due to a decrease in the exchange rate from April to June 2012.

Income tax benefit (expense): Income tax expense decreased $0.1 million to an expense of $0.1 million for the three months ended June 30, 2013 from an expense of $0.2 million for the three months ended June 30, 2012. Included in the expense is a provision for foreign withholding tax, state taxes and an ASC No. 740, “Income Taxes” (“ASC 740”) provision, partially offset by prior year return to provision benefit adjustment.

Results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Selling, general and administrative expenses: Corporate SG&A decreased $0.8 million to $14.2 million for the six months ended June 30, 2013 from $15.0 million for the six months ended June 30, 2012. The decrease is attributable to a decrease of $0.7 million in professional fees and a decrease of $0.7 million in general and administrative expenses offset, in part, by an increase of $0.4 million in salaries and benefits and an increase of $0.2 million in occupancy expenses.

Gain (loss) from contingent rights valuation: The gain from the change in fair value of the CVRs increased $20.1 million to a $14.9 million gain for the six months ended June 30, 2013 from a $5.2 million loss for the six months ended June 30, 2012. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. As a result of the pending sale of North America Telecom during the second quarter of 2013, which would constitute a change of control under the CVR Agreement and likely result in the expiration of the CVRs and termination of the CVR Agreement absent any required distribution of shares of our common stock with respect to the CVRs, the fair value of the CVRs was marked at zero as of June 30, 2013. See Note 7—“Stockholders’ Equity” and Note 9—“Fair Value of Financial Instruments and Derivatives” for a further discussion of the valuation and expiration of the CVRs in connection with the North America Telecom Transaction.

Foreign currency transaction gain (loss): Foreign currency transaction gain remained constant at $0.4 million for the six months ended June 30, 2013 and the six months ended June 30, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax expense decreased $0.3 million to an expense of $0.2 million for the six months ended June 30, 2013 from an expense of $0.5 million for the six months ended June 30, 2012. Included in the expense is a provision for foreign withholding tax, state taxes and an ASC 740 provision.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Divestiture of BLACKIRON

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement.

Divestiture of North America Telecom

The Company received shareholder approval of the previously announced sale of its North America Telecom segment on July 17, 2013 and, on July 31, 2013, completed the sale of the majority of the entities involved in the North America Telecom Transaction. The North America Telecom Purchase Agreement provides for a total purchase price for our North America Telecom segment of $129.0 million. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the North America Telecom Purchase Agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the North America Telecom Purchase Agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the North America Telecom Purchase Agreement.

Pursuant to the terms of the North America Telecom Purchase Agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the North America Telecom Purchase Agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter.

In the second quarter of 2013, the North America Telecom Transaction was approved by the Board of Directors of PTGi as well as the special committee of the Board of Directors of PTGi. The North America Telecom Transaction was subject to PTGi shareholder approval, regulatory approvals and other customary closing conditions.

The North America Telecom Transaction closed on July 31, 2013, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of 2013. The Company received $126.0 million, subject to any adjustments pursuant to the North America Telecom Purchase Agreement, as part of the initial closing, with the remainder to be paid upon closing of the sale of PTI. See “—Recent Developments—Divestiture of North America Telecom.”

As a result of the entry into material definitive agreements with respect to the North America Telecom Transaction in the second quarter of 2013, the North America Telecom segment was classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2013. See Note 10—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Continued Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s evaluation of strategic alternatives to maximize shareholder value, the Company’s Board of Directors committed to dispose of the Company’s ICS business unit on June 28, 2012. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under ASC 360 to beyond one year. The Company continues to actively solicit a sale or other disposition of such business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. See Note 10—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2013 as compared to net cash provided by operating activities of $16.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, net income, net of non-cash operating activity, used $1.3 million of cash. Other major drivers included an increase in accounts receivable of $4.7 million, a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $4.4 million and a decrease in accounts payable of $1.0 million, partially offset by a decrease in other assets of $2.2 million and an increase in accrued income taxes of $0.2 million. For the six months ended June 30, 2012, net income, net of non-cash operating activity, provided $15.3 million of cash. Other major drivers included a decrease in accounts receivable of

$13.3 million and a decrease in prepaid expenses and other current assets of $3.8 million, partially offset by a decrease in accounts payable of $10.5 million, a decrease in accrued interconnection costs of $4.3 million, a decrease in accrued income taxes of $1.0 million and a decrease in accrued interest of $0.6 million.

Net cash provided by investing activities was $159.4 million for the six months ended June 30, 2013 as compared to $157.6 million for the six months ended June 30, 2012. Net cash provided by investing activities during the six months ended June 30, 2013 included $169.6 million of net proceeds from the sale of our BLACKIRON Data segment and a decrease in restricted cash of $0.2 million, partially offset by $10.0 million of capital expenditures and $0.4 million used in the acquisition of businesses. Net cash provided by investing activities during the six months ended June 30, 2012 included $177.7 million of net proceeds from the sale of Primus Australia, partially offset by $18.7 million of capital expenditures, $1.3 million used in the acquisition of businesses and an increase in restricted cash of $0.1 million.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2013 as compared to $5.0 million for the six months ended June 30, 2012. Net cash used in financing activities during the six months ended June 30, 2013 included $0.8 million used to pay dividend equivalents to our shareholders and $0.8 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements. Net cash used in financing activities during the six months ended June 30, 2012 included $2.0 million used to pay fees related to the July 2011 debt exchanges, $1.6 million used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations and $1.5 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by $0.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of June 30, 2013, we had $171.2 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations) and other cash needs for our operations for at least the next twelve months.

As of June 30, 2013, we had $8.8 million in future minimum purchase obligations, $30.6 million in future operating lease payments and $126.9 million of indebtedness.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of June 30, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
13% Senior Secured Notes due 2016	$1,614	$1,614	$—	$—	$—
10% Senior Secured Notes due 2017	13,168	13,168	—	—	—
10% Senior Secured Exchange Notes due 2017	116,809	116,809	—	—	—
Capital leases and other	—	—	—	—	—
Operating leases	30,596	4,160	11,653	7,783	7,000
Purchase obligations	8,761	2,511	4,620	724	906

Total minimum principal & interest payments	170,948	138,262	16,273	8,507	7,906
Less: Amount representing interest	(4,741)	(4,741)	—	—	—

Total contractual obligations	$166,207	$133,521	$16,273	$8,507	$7,906

The table above does not reflect the portion of the aggregate outstanding principal amount of 13% Notes issued by PTCI amounting to $0.8 million, as such indebtedness has been classified as a liability held for sale as of June 30, 2013. See Note 4—“Long-Term Obligations—13% Senior Secured Notes due 2016.”

As discussed above under “—Recent Developments—Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures,” in conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, the issuers of the Company’s 13% Notes, 10% Notes and 10% Exchange Notes issued notices of redemption for all outstanding 13% Notes, 10% Notes and 10% Exchange Notes, in each case with a redemption date of August 30, 2013, and irrevocably deposited with the trustees for the 13% Notes, 10% Notes and 10% Exchange Notes amounts sufficient to redeem in full all outstanding principal amounts of the 13% Notes, 10% Notes and 10% Exchange Notes, thereby satisfying and discharging all of the Company’s obligations under the indentures governing such notes (subject to certain exceptions).

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

Related Party Transactions

The Company had no transactions with related parties in the six months ended June 30, 2013 and 2012.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•	our ability to divest our ICS business unit, the terms of any such divestiture and uncertainties from our announcement of our pursuit of a divestiture of our ICS business unit;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to our product offerings;

•	volatility in the volume and mix of trading activity on the Arbinet Exchange;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the Internet industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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

For the six month period ended June 30, 2013, our primary market risk exposures related to changes in foreign currency exchange rates.

Foreign currency exchange rates—Foreign currency can impact our financial results. The reporting currency for our condensed consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/GBP exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the quarterly period ended June 30, 2012 and the sale of BLACKIRON Data and the classification of North America Telecom as a discontinued operation during the quarterly period ended June 30, 2013, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. We historically have not engaged in hedging transactions. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our ICS operating segment, depending upon whether the business in our ICS operating segment is operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on the reported losses for our ICS operating segment.

In the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, the USD was weaker on average as compared to the CAD and GBP. As a result, the revenue of our subsidiaries whose local currency is CAD and GBP increased (decreased) (14.8%) and (33.0%), respectively, in their local currencies compared to the six months ended June 30, 2012, and increased (decreased) (15.6%) and (34.2%), respectively, in USD.

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

Changes in Internal Control Over Financial Reporting.

An evaluation of our internal control over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013:

The sale of our North America Telecom segment will substantially reduce our revenue and cause our business to be less diversified.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Divestiture of North America Telecom,” on July 31, 2013, the Company completed the sale of the North America Telecom segment pursuant to the North America Telecom Purchase Agreement, with the exception of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the third quarter of 2013. Our North America Telecom segment accounted for approximately $226.8 million, or 87.1%, of our net revenues, exclusive of the currency effect, for the fiscal year ended December 31, 2012.

Following the consummation of the North America Telecom Transaction, our ability to produce revenues will therefore be substantially reduced. There can be no assurance that the proceeds from the divestiture and the revenues and profits generated from the remaining operations of the Company, which will consist of our ICS business, along with other capital that we have access to, will be adequate to sustain our business objectives.

The North America Telecom Purchase Agreement may expose us to contingent liabilities.

Pursuant to the North America Telecom Purchase Agreement, we have agreed to indemnify the Purchasers for certain breaches of representations, warranties and covenants made by us in the North America Telecom Purchase Agreement, subject to certain limitations. Our indemnification obligations are subject to limitations, but the limitation on our maximum exposure is quite high. In some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by the Purchasers could materially and adversely affect our business, financial condition and results of operations.

The Purchasers’ use of our trademarks and related brands following the consummation of the North America Telecom Transaction could adversely affect our business.

Our trademarks and related brands and associated goodwill represent a key component of the value of our business, and any impairment to the goodwill associated with our trademarks and related brands could adversely affect our business. The Purchasers acquired certain of our trademarks in the North America Telecom Transaction, including but not necessarily limited to the Primus trademark, which will prevent us from doing business under the Primus name. As a result, following the consummation of the North America Telecom Transaction, the goodwill associated with those trademarks and related brands will be partially dependent on the Purchasers’ reputation and use of our trademarks and related brands, which could be harmed due to factors outside of our control. If the Purchasers fail to maintain the quality of the products with which they use our trademarks consistent with our historical standards, or if the Purchasers’ reputation among consumers is harmed for any reason, the goodwill associated with our trademarks and related brands could be negatively impacted, which could have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PTGi’s repurchases of its common stock during the second quarter of 2013 were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
Shares purchased in satisfaction of tax withholding obligations (1)
April 1, 2013 to April 30, 2013	19,665	$10.99	—	$—
May 1, 2013 to May 31, 2013	17,924	$12.36	—	$—
June 1, 2013 to June 30, 2013	—	$—	—	$—

Total	37,589	$11.01	—	$—

Shares purchased under a stock repurchase program (2)
April 1, 2013 to April 30, 2013	—	$—	—	$14.6
May 1, 2013 to May 31, 2013	—	$—	—	$14.6
June 1, 2013 to June 30, 2013	—	$—	—	$14.6

Total	—	$—	—	$14.6

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended June 30, 2013.
(2)	On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, PTGi may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the three months ended June 30, 2013, PTGi did not purchase shares of common stock in connection with our stock repurchase program. The stock repurchase plan is now expired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 8, 2013	By:	/S/ JAMES C. KEELEY
James C. Keeley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Equity Purchase Agreement, dated as of April 17, 2013, by and among Rogers Communications Inc., Primus Telecommunications Group, Incorporated and Primus Telecommunications Canada Inc. (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 17, 2013) (File No. 001-35210).

2.2	Equity Purchase Agreement, dated as of May 10, 2013, by and among PTUS, Inc., PTCAN, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc. and Primus Telecommunications International, Inc. (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on May 10, 2013) (File No. 001-35210).

10.1^	Separation and Release Agreement, dated April 26, 2013, by and between Primus Telecommunications Group, Incorporated and Peter D. Aquino (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 26, 2013) (File No. 001-35210).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.