Form 10-Q
period 2013-09-30
PTGi HOLDING, INC.
filed 2013-11-08
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

PTGi HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3968397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Herndon Parkway, Suite 150, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, $0.001 par value	14,218,823

PTGi HOLDING, INC.

PTGi HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NET REVENUE	$—	$—	$—	$—
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	—	—
Selling, general and administrative	2,249	4,057	16,414	19,080
Depreciation and amortization	1	1	2	3
(Gain) loss on sale or disposal of assets	—	—	—	43

Total operating expenses	2,250	4,058	16,416	19,126

INCOME (LOSS) FROM OPERATIONS	(2,250)	(4,058)	(16,416)	(19,126)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	—	235	14,904	(4,916)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	3	2	2	100
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	328	2,742	709	3,153

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,919)	(1,079)	(801)	(20,789)
INCOME TAX BENEFIT (EXPENSE)	3,308	(137)	3,090	(624)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,389	(1,216)	2,289	(21,413)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(23,744)	(24,128)	(25,543)	(40,307)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	15,650	—	150,695	98,666

NET INCOME (LOSS)	(6,705)	(25,344)	127,441	36,946
Less: Net (income) loss attributable to the noncontrolling interest	—	307	—	18

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(6,705)	$(25,037)	$127,441	$36,964

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	0.10	(0.07)	0.17	(1.54)
Income (loss) from discontinued operations	(1.69)	(1.74)	(1.83)	(2.92)
Gain (loss) from sale of discontinued operations	1.11	—	10.77	7.14

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.48)	(1.81)	9.11	2.68

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	0.09	(0.07)	0.16	(1.54)
Income (loss) from discontinued operations	(1.55)	(1.74)	(1.69)	(2.92)
Gain (loss) from sale of discontinued operations	1.02	—	9.96	7.14

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.44)	(1.81)	8.43	2.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,077	13,890	13,987	13,825

Diluted	15,297	13,890	15,124	13,825

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$8.56	$—	$8.62	$1.02
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$1,389	$(909)	$2,289	$(21,395)
Income (loss) from discontinued operations, net of tax	(23,744)	(24,128)	(25,543)	(40,307)
Gain (loss) from sale of discontinued operations, net of tax	15,650	—	150,695	98,666

Net income (loss)	$(6,705)	$(25,037)	$127,441	$36,964

See notes to condensed consolidated financial statements.

PTGi HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NET INCOME (LOSS)	$(6,705)	$(25,344)	$127,441	$36,946
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,819)	1,114	(7,379)	(8,201)

COMPREHENSIVE INCOME (LOSS)	(8,524)	(24,230)	120,062	28,745
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	(465)	—	(711)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(8,524)	$(24,695)	$120,062	$28,034

See notes to condensed consolidated financial statements.

PTGi HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,538	$23,197
Accounts receivable (net of allowance for doubtful accounts receivable of $0 and $1,771 at September 30, 2013 and December 31, 2012, respectively)	51	17,871
Prepaid expenses and other current assets	33,743	5,792
Assets held for sale	53,478	40,066

Total current assets	102,810	86,926
RESTRICTED CASH	—	848
PROPERTY AND EQUIPMENT—Net	683	65,315
GOODWILL	—	60,744
OTHER INTANGIBLE ASSETS—Net	—	63,024
OTHER ASSETS	6,257	24,333

TOTAL ASSETS	$109,750	$301,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$12,218
Accrued interconnection costs	—	2,992
Deferred revenue	—	8,821
Accrued expenses and other current liabilities	3,806	20,565
Accrued income taxes	3,977	7,741
Accrued interest	—	1,716
Current portion of long-term obligations	—	66
Liabilities held for sale	31,729	24,304

Total current liabilities	39,512	78,423
LONG-TERM OBLIGATIONS	—	127,046
DEFERRED TAX LIABILITY	—	11,367
CONTINGENT VALUE RIGHTS	—	14,904
OTHER LIABILITIES	184	947

Total liabilities	39,696	232,687
COMMITMENTS AND CONTINGENCIES (See Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 14,250,449 and 13,965,155 shares issued and 14,218,823 and 13,933,529 shares outstanding at September 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	100,584	98,534
Retained earnings (accumulated deficit)	(16,318)	(23,198)
Treasury stock, at cost—31,626 shares at September 30, 2013 and December 31, 2012, respectively	(378)	(378)
Accumulated other comprehensive loss	(13,848)	(6,469)

Total stockholders’ equity	70,054	68,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,750	$301,190

See notes to condensed consolidated financial statements.

PTGi HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount
Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)
Share-based compensation expense	1,742	—	—	1,742	—	—	—
Proceeds from sale of common stock, net	1,145	321	—	1,145	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(837)	(36)	—	(837)	—	—	—
Dividends declared	(120,561)	—	—	—	—	(120,561)	—
Net income (loss)	127,441	—	—	—	—	127,441	—
Foreign currency translation adjustment	(7,379)	—	—	—	—	—	(7,379)

Balance as of September 30, 2013	$70,054	14,219	$14	$100,584	$(378)	$(16,318)	$(13,848)

See notes to condensed consolidated financial statements.

PTGi HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,441	$36,946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	1,563	3,389
Share-based compensation expense	1,742	5,018
Depreciation and amortization	11,961	35,160
(Gain) loss on sale or disposal of assets	(150,704)	(97,564)
Impairment of goodwill and long-lived assets	478	10,298
(Accretion) amortization of debt premium/discount, net	86	170
Change in fair value of Contingent Value Rights	(14,904)	4,916
Deferred income taxes	(156)	4,045
(Gain) loss on early extinguishment or restructuring of debt	21,178	21,083
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(700)	(6,208)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(5,201)	15,181
(Increase) decrease in prepaid expenses and other current assets	(2,087)	5,011
(Increase) decrease in other assets	2,896	5,169
Increase (decrease) in accounts payable	(2,157)	(8,069)
Increase (decrease) in accrued interconnection costs	6,732	(3,578)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(7,620)	(5,989)
Increase (decrease) in accrued income taxes	(3,506)	(978)
Increase (decrease) in accrued interest	(1,715)	(146)

Net cash provided by (used in) operating activities	(14,673)	23,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,034)	(25,135)
Sale of property and equipment and other assets	9	17
Cash from disposition of business, net of cash disposed	270,659	177,721
Cash acquired from business acquisitions, net of cash paid	(397)	(1,707)
(Increase) decrease in restricted cash	425	(85)

Net cash provided by investing activities	258,662	150,811

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(128,008)	(120,725)
Payment of fees on restructuring of debt	(1,256)	(12,856)
Proceeds from sale of common stock, net	1,145	93
Payment of dividends	(119,788)	(13,804)
Payment of dividend equivalents	(1,235)	—
Taxes paid in lieu of shares issued for share-based compensation	(837)	(1,584)

Net cash used in financing activities	(249,979)	(148,876)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,669)	(817)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,659)	24,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,197	41,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,538	$66,024

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,367	$18,070
Cash paid for taxes	$608	$2,311
Non-cash investing and financing activities:
Capital lease additions	$148	$—

See notes to condensed consolidated financial statements.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PTGi Holding, Inc. (“PTGi” and, together with its subsidiaries, the “Company,” “we” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

On October 15, 2013, our Board of Directors approved changing our name from Primus Telecommunications Group, Incorporated to PTGi Holding, Inc. The name change will be effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, PTGI Name Change, Inc., into us. On October 28, 2013, our Amended and Restated Certificate of Incorporation was amended to change our name to PTGi Holding, Inc. upon the filing of a Certificate of Ownership with the Secretary of State of the State of Delaware. The “PTGI” New York Stock Exchange ticker symbol remains the same (see Note 13—“Subsequent Events”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of its International Carrier Services (“ICS”) business unit. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of its ICS business unit. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 10—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations.

The Company has applied retrospective adjustments for the three and nine months ended September 30, 2012 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Additionally, the assets and liabilities of ICS and the remaining portion of North America Telecom, Primus Telecommunications, Inc. (“PTI”) have been classified as held for sale assets and liabilities as of September 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. See Note 10—“Discontinued Operations,” for further information regarding these transactions.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the Company is no longer restricted by Canadian foreign ownership laws. Given these changes, PTGi International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. The stock of Globility was included in the sale of the North America Telecom segment. Prior to the purchase of the remaining 54.4%, the results of Globility and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, and leasehold improvements and leased equipment—shorter of lease or useful life. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Property and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such.

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The Company’s reporting units in 2011 were Australia, Canada and US/ICS. In May 2012, the Australian reporting unit was sold, and the reporting units were Canada and US/ICS. Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012, the remaining reporting units are Canada and US. Subsequent to the sale of North America Telecom, the remaining reporting unit is the US, representing the goodwill of PTI.

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

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s commitment to dispose of its ICS business, and the entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, at September 30, 2013, the Company classified the net assets of ICS and the remaining portion of North America Telecom, PTI, as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets.

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

The initial closing of the sale of North America Telecom (see Note 10—“Discontinued Operations”) constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the closing of the North America Telecom sale.

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

New Accounting Pronouncements

In July 2013, an update was issued to the Income Taxes Topic No. 740, ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assts. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. The Company’s effective date for adoption is January 1, 2014. The Company does not foresee this accounting update having a material effect on its condensed consolidated financial statements in future periods, although that could change.

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2013 (1)	December 31, 2012 (2)
Goodwill	$—	$60,744
Trade names	$—	$27,000

(1)	The table above does not reflect the portion of goodwill of $7.1 million, as such non-amortizable intangible asset has been included in long-lived assets within assets held for sale as of September 30, 2013. This amount is attributable to the remaining portion of North America Telecom, PTI, ($3.7 million) and ICS ($3.4 million).
(2)	The table above does not reflect the portion of goodwill of $3.4 million, as such non-amortizable intangible asset has been included in long-lived assets within assets held for sale as of December 31, 2012. This amount is attributable to ICS.

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

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2013 are as follows (in thousands):

	United States	Canada	Total
Balance as of December 31, 2012	$26,582	$34,162	$60,744
Effect of change in foreign currency exchange rates	—	(776)	(776)
Disposition of business	(22,568)	(33,386)	(55,954)
Allocation to disposal group	(4,014)	—	(4,014)

Balance as of September 30, 2013	$—	$—	$—

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

On July 31, 2013, the Company completed the initial closing of the sale of the North America Telecom segment. A portion of North America Telecom included in the initial closing represented the remaining portion of goodwill, or $13.2 million, of the Canada reporting unit. In addition, regarding the US reporting unit, prior to its disposal, the Company allocated, based on relative fair value to the US reporting unit in total, $22.6 million of goodwill to the disposed entities of North America Telecom. The remaining goodwill of the US reporting unit of $4.0 million is applicable to PTI.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Trade Names

In conjunction with the initial closing of the sale of the North America Telecom segment, the Company also assigned the trademarks used by the North America Telecom segment to affiliates of York Capital Management. The value of the assigned trademarks was $27.0 million, less a deferred tax liability of $10.5 million.

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2013 (1)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$—	$—	$—	$3,500	$(1,140)	$2,360
Customer relationships	—	—	—	94,142	(60,478)	33,664

Total	$—	$—	$—	$97,642	$(61,618)	$36,024

(1)	The table above does not reflect the portion of the net book value of PTI customer relationships of $0.4 million, as such amortizable intangible asset has been included in long-lived assets within assets held for sale as of September 30, 2013. The net book value of the amortizable intangible assets attributable to BLACKIRON Data and the entities that were a part of the initial closing of the sale of North America Telecom were purchased by the buyers.

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Obligations under capital leases and other	$—	$101
13% Senior Secured Notes due 2016	—	2,403
10% Senior Secured Notes due 2017	—	12,692
10% Senior Secured Exchange Notes due 2017	—	112,587

Subtotal	$—	$127,783
Original issue discount on Senior Secured Notes	—	(671)

Subtotal	$—	$127,112
Less: Current portion of long-term obligations	—	(66)

Total long-term obligations	$—	$127,046

13% Senior Secured Notes due 2016

In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, PTGi International Holding, Inc. (“PTHI”) and Primus Telecommunications Canada Inc. (“PTCI”) issued a notice of redemption for all outstanding 13% Senior Secured Notes due 2016 (the “13% Notes”) with a redemption date of August 30, 2013 and irrevocably deposited $2.7 million in cash with the trustee for the 13% Notes, representing the principal amount of the 13% Notes to be redeemed, the applicable redemption premium

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

with respect to such 13% Notes and accrued but unpaid interest on such 13% Notes to the redemption date. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011. On August 30, 2013, PTHI and PTCI consummated the redemption of approximately $2.4 million in aggregate principal amount of its 13% Notes for a purchase price equal to 106.50% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption.

In connection with the August 2013 13% Notes redemption, the Company incurred $0.2 million of premiums and other costs and wrote off $3.7 million of deferred financing costs and $0.02 million of original issue discount, all of which were included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the loss on early extinguishment or restructuring of debt of the Company has been allocated to discontinued operations.

10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Notes issued by PTHI and PTCI and the 14 1⁄4% Senior Subordinated Secured Notes due 2013 (the “14 1⁄4% Notes”) issued by PTGi IHC, Inc., (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million in aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) under that certain indenture, dated as of July 7, 2011 (as amended or supplemented from time to time, the “10% Notes Indenture”), by and among PTHI, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Trustee. An aggregate of $228.6 million in principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million in aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14 1⁄4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14 1⁄4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs which are included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2011.

The 10% Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 10% Notes were scheduled to mature on April 15, 2017.

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Redemption of 10% Notes and 10% Exchange Notes

In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, PTHI issued a notice of redemption for all outstanding 10% Notes and 10% Exchange Notes with a redemption date of August 30, 2013 and irrevocably deposited $130.8 million in cash with the trustee for the 10% Notes and 10% Exchange Notes, representing the principal amount of the 10% Notes and 10% Exchange Notes to be redeemed, the applicable redemption premium with respect to the 10% Notes to be redeemed and accrued but unpaid interest on such 10% Notes and 10% Exchange Notes to the redemption date. PTHI thereby satisfied and discharged the 10% Notes Indenture, as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released. On August 30, 2013, PTHI consummated the redemption of approximately $125.3 million of its 10% Notes and 10% Exchange Notes. The $125.3 million consisted of approximately $12.7 million in aggregate principal amount of its 10% Notes for a purchase price equal to 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of its 10% Exchange Notes for a purchase price equal to 100.00% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption.

In connection with the August 2013 10% Notes and 10% Exchange Notes redemption, the Company incurred $0.8 million of premiums and other costs and wrote off $0.8 million and $14.8 million of deferred financing costs, respectively, and $0.1 million and $0.5 million of original issue discount, respectively, all of which were included in gain (loss) on early extinguishment or restructuring of debt on the condensed consolidated statements of operations in the third quarter of 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the loss on early extinguishment or restructuring of debt of the Company has been allocated to discontinued operations. No redemption premium was paid for the 10% Exchange Notes.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under purchase obligations and non-cancellable operating leases, including continuing obligations of discontinued operations, as of September 30, 2013 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2013 (as of September 30, 2013)	$41	$1,112
2014	162	3,638
2015	40	2,840
2016	—	2,081
2017	—	1,609
Thereafter	—	3,278

Total long-term obligations	$243	$14,558

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $2.5 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

There were 690,948 options granted during the nine months ended September 30, 2013, while 216,993 options were granted during the nine months ended September 30, 2012.

Total share-based compensation expense recognized by the Company in the three months ended September 30, 2013 and 2012 was $0.2 million and $0.9 million, respectively, compared to $1.7 million and $5.0 million, respectively, for the nine months ended September 30, 2013 and 2012. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of PTGi’s RSU activity during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2012	286,208	$12.91
Granted	20,000	$11.89
Vested	(239,740)	$12.44
Forfeitures	(82)	$15.60

Unvested—September 30, 2013	66,386	$14.30

As of September 30, 2013, PTGi had 66 thousand unvested RSUs outstanding with respect to $0.6 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 66 thousand.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

On July 31, 2013 and August 30, 2013, the Board of Directors of the Company accelerated the vesting of 17,368 and 22,334 RSUs, respectively, awarded to certain employees as part of severance agreements.

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock option and stock appreciation rights activity during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2012	212,244	$9.24
Granted	690,948	$3.64
Exercised	(70,657)	$6.15
Forfeitures	(205,636)	$10.01

Outstanding—September 30, 2013	626,899	$3.16

Eligible for exercise	483,175	$2.98

As discussed in Note 7—“Stockholders’ Equity,” as a result of the Dividends, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options. The Company has evaluated the accounting impact of modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change in fair value before and after the modification date. There were 650,948 options granted (with a weighted average exercise price of $3.13) and 203,654 options forfeited (with a weighted average exercise price of $10.02) included in the chart above related to these adjustments.

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—September 30, 2013	$315,083	8.2
Options exercisable—September 30, 2013	$—	7.8

During the nine months ended September 30, 2013, 71 thousand options were exercised with an intrinsic value of $0.2 million. As of September 30, 2013, PTGi had approximately 144 thousand unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.2 years. The number of unvested stock options and stock appreciation rights expected to vest is approximately 144 thousand shares, with a weighted average remaining life of 9.3 years, a weighted average exercise price of $3.79, and an intrinsic value of approximately $0.3 million.

7. STOCKHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, there were 14,218,823 and 13,933,529 shares of common stock outstanding, respectively.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

The Dividends that occurred in 2012 and 2013 (discussed below under “—Special Dividends”) triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $2.79, (ii) the Class A-2 Warrants was adjusted downward to $3.77, (iii) the Class A-3 Warrants was adjusted downward to $4.67, and (iv) the Class B Warrants was adjusted downward to $5.93; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the Class A-1 Warrants was adjusted upward to 4,216,253, (ii) the Class A-2 Warrants was adjusted upward to 4,386,218, (iii) the Class A-3 Warrants was adjusted upward to 4,386,218, and (iv) the Class B Warrants was adjusted upward to 6,579,322. Due to the nature of the mandatory antidilution provisions applicable to the Warrants, the Company has evaluated the accounting impact of the

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

modification accounting under ASC 718, and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date. There were 58,058 Class A-1 Warrants and 1 Class A-2 Warrant exercised during the nine months ended September 30, 2013.

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

The initial closing of the sale of North America Telecom constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the closing of the North America Telecom sale.

Special Dividends

During 2012 and 2013, PTGi’s Board of Directors declared four special cash dividends (the “Dividends”) with respect to PTGi’s issued and outstanding common stock, as presented in the following table (Total Dividend amounts presented in thousands):

	Special Cash Dividend Per Share
	$1.00	$2.50	$0.50	$8.50
Declaration Date	June 20, 2012	November 14, 2012	December 11, 2012	August 7, 2013
Holders of Record Date	July 2, 2012	November 27, 2012	December 21, 2012	August 20, 2013
Payment Date	July 16, 2012	December 11, 2012	December 28, 2012	August 27, 2013
Total Dividend	13,804	34,551	6,910	119,788

In addition, with respect to unvested RSUs and restricted stock, the Company recorded, at the time of each Dividend, a dividend equivalent equal to the amount of each Dividend per RSU or share of restricted stock, as applicable, to holders of RSUs and restricted stock amounting to $2.1 million. The payment of the dividend

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

equivalent will occur upon vesting of the RSU or share of restricted stock. With respect to certain outstanding stock options, in connection with each Dividend, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options, in each case in order to prevent dilution of the rights of holders of awards as a result of the Dividends. Due to the nature of the discretionary antidilution provisions applicable to the RSUs, the Company has evaluated the accounting impact of the modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change in fair value before and after the modification date.

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

The Company adopted the provisions of ASC No. 740, “Income Taxes” (“ASC 740”), on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and nine months ended September 30, 2013, penalties and interest were immaterial.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $0 and $125.4 million at September 30, 2013 and December 31, 2012, respectively. The aggregate carrying value of the Company’s debt was $0 and $127.0 million at September 30, 2013 and December 31, 2012, respectively.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

Fair Value as of September 30, 2013, using:
	September 30, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$—	—	—	—

Total	$—	—	—	—

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$14,904	—	14,904	—

Total	$14,904	—	14,904	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. As a result of the pending sale of North America Telecom during the second quarter of 2013, and the anticipated valuation and expiration of the CVRs in connection therewith, the fair value of the CVRs was marked at zero as of June 30, 2013. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions as of December 31, 2012: (1) expected life of 6.5 years; (2) risk-free rate range of 0.11% to 2.43%; (3) expected volatility of 40.96%; (4) dividend yield of 0%; (5) exercise price of $26.20; (6) stock price of $10.87. During the three months ended September 30, 2013 and 2012, $0 and ($0.2) million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value, and during the nine months ended September 30, 2013 and 2012, ($14.9) million and $4.9 million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a nonrecurring basis:

		Fair Value as of September 30, 2013, using:
	September 30, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$—	—	—	—
Trade names	—	—	—	—
Net assets held for sale	21,749	—	—	21,749

Total	$21,749	—	—	21,749

PTGi HOLDING, INC.

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

10. DISCONTINUED OPERATIONS

Discontinued Operations—nine months ended September 30, 2013

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates (together “Rogers”) for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets at September 30, 2013 in the condensed consolidated balance sheet.

On July 31, 2013, the Company completed the sale of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“PTGi Canada”), PTCI, Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, PTGi Canada, PTCI and Telesonic, the “NAT Companies”) to affiliates of York Capital Management, an investment firm (together “York”) for $129 million. The Company recorded a $15.6 million gain from the sale of this segment during the third quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the fourth quarter of 2013. The escrow has been recorded as part of prepaid expenses and other current assets as of September 30, 2013 in the condensed consolidated balance sheet.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

indemnification obligations of PTGi under the purchase agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million and $4.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet.

The Company evaluated the remaining carrying value of North America Telecom, i.e. PTI, in the third quarter of 2013 which resulted in it being higher than its fair value less costs to sell by $0.3 million and have attributed such adjustment to the long-lived assets of PTI. As the adjustment is related to North America Telecom, it is classified within income (loss) from discontinued operations, net of tax on the condensed consolidated statements of operations in the third quarter of 2013.

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

On June 28, 2012, the Board of Directors of PTGi committed to dispose of the Company’s ICS business unit and as a result classified ICS as a discontinued operation. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under ASC 360 to beyond one year. The Company continues to actively solicit a sale or other disposition of its ICS business unit. In conjunction with the commitment to dispose of ICS and classification of ICS as a discontinued operation, the Company evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. As the adjustment is related to ICS, it is classified within Income (loss) from discontinued operations, net of tax on the consolidated statements of operations in the second quarter of 2012. The Company performed the same analysis as of September 30, 2013 and December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional adjustment was required.

As a result of these events, the Company’s condensed consolidated financial statements reflect the BLACKIRON Data, North America Telecom, Australian and ICS segments, as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt as discontinued operations for the three and nine

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

months ended September 30, 2013 and 2012. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS and the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of September 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Net revenue	$78,866	$134,960	$307,475	$552,319
Operating expenses	78,557	132,058	299,122	543,630

Income (loss) from operations	309	2,902	8,353	8,689
Interest expense	(2,851)	(6,381)	(11,365)	(20,779)
Gain (loss) on early extinguishment or restructuring of debt	(21,178)	(21,083)	(21,178)	(21,083)
Interest income and other income (expense)	(153)	(38)	(212)	309
Foreign currency transaction gain (loss)	(345)	291	(1,317)	(2,467)

Income (loss) before income tax	(24,218)	(24,309)	(25,719)	(35,331)
Income tax (expense) benefit	474	181	176	(4,976)

Income (loss) from discontinued operations	$(23,744)	$(24,128)	$(25,543)	$(40,307)

Summarized assets and liabilities of ICS and the remaining portion of North America Telecom, PTI, classified as held for sale as of September 30, 2013 and assets and liabilities of ICS classified as held for sale as of December 31, 2012 are as follows (in thousands):

	ICS		North America Telecom
	September 30, 2013	December 31, 2012	September 30, 2013

Accounts receivable	$20,515	$16,070	$949
Prepaid expenses and other current assets	3,964	4,196	1,020
Restricted cash	50	487	—
Long-lived assets	20,292	19,313	6,688

Assets held for sale	$44,821	$40,066	$8,657

Accounts payable	$6,858	$10,580	$1,053
Accrued interconnection costs	14,121	6,961	915
Accrued expenses and other liabilities	5,093	6,763	3,689

Liabilities held for sale	$26,072	$24,304	$5,657

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

As of September 30, 2013, potentially dilutive common shares include the dilutive effects of common shares issuable under the Management Compensation Plan, including stock options and restricted stock units (RSUs), using the treasury stock method, as well as Warrants.

The Company had dilutive common share equivalents during the three and nine months ended September 30, 2013, due to the results of operations being income from continuing operations, net of tax. For the three and nine months ended September 30, 2013, the following were dilutive and were included in the calculation of diluted loss per common share due to their dilutive effect:

Three months ended September 30, 2013

•	0.2 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan; and

•	1.1 million shares issuable upon exercise of Warrants.

Nine months ended September 30, 2013

•	0.2 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan; and

•	1.0 million shares issuable upon exercise of Warrants.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2012, due to the results of operations being a loss from continuing operations, net of tax. For the three and nine months ended September 30, 2012, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.5 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.8 million shares issuable upon exercise of Warrants; and

•	2.8 million shares issuable upon exercise of CVRs.

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Income (loss) from continuing operations, net of tax	$1,389	$(909)	$2,289	$(21,395)
Income (loss) from discontinued operations, net of tax	(23,744)	(24,128)	(25,543)	(40,307)
Gain (loss) from sale of discontinued operations, net of tax	15,650	—	150,695	98,666

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-basic	$(6,705)	$(25,037)	$127,441	$36,964

Net income (loss) attributable to Primus Telecommunications Group, Incorporated-diluted	$(6,705)	$(25,037)	$127,441	$36,964

Weighted average common shares outstanding-basic	14,077	13,890	13,987	13,825

Weighted average common shares outstanding-diluted	15,297	13,890	15,124	13,825

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	0.10	(0.07)	0.17	(1.54)
Income (loss) from discontinued operations	(1.69)	(1.74)	(1.83)	(2.92)
Gain (loss) from sale of discontinued operations	1.11	—	10.77	7.14

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.48)	(1.81)	9.11	2.68

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	0.09	(0.07)	0.16	(1.54)
Income (loss) from discontinued operations	(1.55)	(1.74)	(1.69)	(2.92)
Gain (loss) from sale of discontinued operations	1.02	—	9.96	7.14

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.44)	(1.81)	8.43	2.68

PTGi HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

12. RELATED PARTY TRANSACTIONS

The Company had no transactions with related parties in the nine months ended September 30, 2013 and 2012.

13. SUBSEQUENT EVENTS

Name Change

On October 15, 2013, our Board of Directors approved changing our name from Primus Telecommunications Group, Incorporated to PTGi Holding, Inc. The name change will be effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, PTGI Name Change, Inc., into us. On October 28, 2013, our Amended and Restated Certificate of Incorporation was amended to change our name to PTGi Holding, Inc. upon the filing of a Certificate of Ownership with the Secretary of State of the State of Delaware. The “PTGI” New York Stock Exchange ticker symbol remains the same.

Delisting of our Common Stock

On November 4, 2013, the Board of Directors has approved a plan to (i) voluntarily delist its common stock from the New York Stock Exchange (“NYSE”) and (ii) deregister the Company’s common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate its obligations to file periodic and current reports with the SEC. The Company has submitted written notice to the NYSE of its decision to voluntarily delist its common stock and to terminate the registration of its common stock under the Exchange Act.

The Company intends to file a Form 25 with the SEC to voluntarily delist its common stock on or about November 18, 2013. Delisting from NYSE is expected to become effective 10 days after the filing date of the Form 25. Following delisting and provided that PTGi continues to meet the applicable legal requirements, it intends to file a Form 15 with the SEC on or about December 3, 2013 to terminate the registration of its common stock under the Exchange Act. PTGi expects the termination of registration under the Exchange Act will become effective 90 days after the date of the filing of the Form 15 with the SEC. However, upon filing of the Form 15, PTGi’s obligation to file certain reports and forms with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended.

After its shares have been delisted from the NYSE, PTGi’s shares may be quoted on the Pink OTC Markets Inc. electronic quotation service if market makers commit to make a market in the Company’s shares. The Pink Sheets is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, PTGi can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, PTGi’s common stock may become more illiquid once it is no longer traded on the NYSE, which could negatively impact market prices for the Company’s stock and make it more difficult for shareholders to sell their shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013 and in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “PTGi” means PTGi Holding, Inc. and the “Company,” “we” and “our” mean PTGi together with its subsidiaries.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, and Voice over Internet Protocol (“VoIP”) services to customers located primarily in Canada and the United States. Our primary market is Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services (“ICS”). As of September 30, 2013, we provided these services from our two business units: North America Telecom and ICS. However, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction, as a result of which the North America Telecom segment no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale. Subsequent to June 30, 2013, on July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment. See “—Recent Developments—Divestiture of North America Telecom.” Furthermore, as discussed below under “—Recent Developments—Continued Pursuit of Divestiture of ICS Business Unit,” the Company is currently pursuing a sale or other disposition or disposal of its ICS business unit, which no longer is a separate reportable business segment and has been classified as a discontinued operation as a result of being held for sale.

Recent Developments

Delisting of our Common Stock

On November 4, 2013, the Board of Directors has approved a plan to (i) voluntarily delist its common stock from the New York Stock Exchange (“NYSE”) and (ii) deregister the Company’s common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate its obligations to file periodic and current reports with the Securities and Exchange Commission (“SEC”). The Company has submitted written notice to the NYSE of its decision to voluntarily delist its common stock and to terminate the registration of its common stock under the Exchange Act.

The Company intends to file a Form 25 with the SEC to voluntarily delist its common stock on or about November 18, 2013. Delisting from NYSE is expected to become effective 10 days after the filing date of the Form 25. Following delisting and provided that PTGi continues to meet the applicable legal requirements, it intends to file a Form 15 with the SEC on or about December 3, 2013 to terminate the registration of its common stock under the Exchange Act. PTGi expects the termination of registration under the Exchange Act will become effective 90 days after the date of the filing of the Form 15 with the SEC. However, upon filing of the Form 15, PTGi’s obligation to file certain reports and forms with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended.

After its shares have been delisted from the NYSE, PTGi’s shares may be quoted on the Pink OTC Markets Inc. electronic quotation service if market makers commit to make a market in the Company’s shares. The Pink Sheets is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, PTGi can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, PTGi’s common stock may become more illiquid once it is no longer traded on the NYSE, which could negatively impact market prices for the Company’s stock and make it more difficult for shareholders to sell their shares.

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

Divestiture of North America Telecom

On July 31, 2013, the Company completed the sale of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“PTGi Canada”), PTCI, Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, PTGi Canada, PTCI and Telesonic, the “NAT Companies”) to affiliates of York Capital Management, an investment firm (together “York”) for $129 million. The Company recorded a $15.6 million gain from the sale of this segment during the third quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the fourth quarter of 2013. The escrow has been recorded as part of prepaid expenses and other current assets as of September 30, 2013 in the condensed consolidated balance sheet.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the purchase agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million and $4.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet.

Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

On August 30, 2013, PTHI consummated the redemption of approximately $125.3 million of its 10% Notes and 10% Exchange Notes. The $125.3 million consisted of approximately $12.7 million in aggregate principal amount of its 10% Notes for a purchase price equal to 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of its 10% Exchange Notes for a purchase price equal to 100.00% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI, thereby satisfied and discharged the 10% Notes Indenture, as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released.

On August 30, 2013, PTHI and PTCI consummated the redemption of approximately $2.4 million in aggregate principal amount of its 13% Notes for a purchase price equal to 106.50% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI and PTCI thereby satisfied and discharged the 13% Notes Indenture, as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011.

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

Foreign Currency

Foreign currency can impact our financial results. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, the USD was weaker on average as compared to the CAD and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2013 and 2012:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Variance $	Variance %	2013	2012	Variance $	Variance %
Canada (1)	$13,080	$55,123	$(42,043)	-76.3%	$109,167	$168,924	$(59,757)	-35.4%
United Kingdom (1)	29,214	50,040	(20,826)	-41.6%	99,361	156,651	(57,290)	-36.6%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Variance $	Variance %	2013	2012	Variance $	Variance %
Canada (1) (in CAD)	$13,622	$54,883	$(41,261)	-75.2%	$111,090	$169,311	$(58,221)	-34.4%
United Kingdom (1) (in GBP)	18,925	31,681	(12,756)	-40.3%	64,307	99,368	(35,061)	-35.3%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

Discontinued Operations

In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of its ICS business unit. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of its ICS business unit. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 10—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations.

The Company has applied retrospective adjustments for the three and nine months ended September 30, 2012 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of ICS and the PTI portion of North America Telecom have been classified as held for sale assets and liabilities as of September 30, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenue	$78,866	$134,960	$307,475	$552,319
Operating expenses	78,557	132,058	299,122	543,630

Income (loss) from operations	309	2,902	8,353	8,689
Interest expense	(2,851)	(6,381)	(11,365)	(20,779)
Gain (loss) on early extinguishment or restructuring of debt	(21,178)	(21,083)	(21,178)	(21,083)
Interest income and other income (expense)	(153)	(38)	(212)	309
Foreign currency transaction gain (loss)	(345)	291	(1,317)	(2,467)

Income (loss) before income tax	(24,218)	(24,309)	(25,719)	(35,331)
Income tax (expense) benefit	474	181	176	(4,976)

Income (loss) from discontinued operations	$(23,744)	$(24,128)	$(25,543)	$(40,307)

Results of Operations

The operating segment results of the Company for all periods presented are reflected as discontinued operations as a result of the transactions discussed above under “—Discontinued Operations.” Accordingly, income (loss) from continuing operations presented in our unaudited condensed consolidated statements of operations contained herein reflects only the results of our non-operating corporate entity. Presented below is a discussion of the results of our non-operating corporate entity for the three and nine months ended September 30, 2013 and 2012.

Results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Selling, general and administrative expenses: Corporate selling, general and administrative expenses (“SG&A”) decreased $1.8 million to $2.3 million for the three months ended September 30, 2013 from $4.1 million for the three months ended September 30, 2012. The decrease is attributable to a decrease of $1.6 million in professional fees related to the reclassification of third party costs to gain on the sale of North America Telecom, a decrease of $0.3 million in general and administrative expenses and a decrease of $0.1 million in occupancy expenses offset, in part, by an increase of $0.2 million in salaries and benefits.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $2.4 million to a $0.3 million gain for the three months ended September 30, 2013 from a gain of $2.7 million for the three months ended September 30, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency transaction gain on the intercompany payable balances that our Canadian subsidiaries had with our US subsidiaries due to an increase in the exchange rate from July to September 2012.

Income tax benefit (expense): Income tax benefit increased $3.4 million to a benefit of $3.3 million for the three months ended September 30, 2013 from an expense of $0.1 million for the three months ended September 30, 2012. Included in the benefit is a provision for reversing foreign withholding tax, Alternative Minimum Tax (AMT) and state taxes.

Results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Selling, general and administrative expenses: Corporate SG&A decreased $2.7 million to $16.4 million for the nine months ended September 30, 2013 from $19.1 million for the nine months ended September 30, 2012. The decrease is attributable to a decrease of $2.3 million in professional fees related to the reclassification of third party costs to gain on the sale of North America Telecom, a decrease of $0.9 million in general and administrative expenses and a decrease of $0.1 million in travel and entertainment expenses offset, in part, by an increase of $0.6 million in salaries and benefits.

Gain (loss) from contingent rights valuation: The gain from the change in fair value of the CVRs increased $19.8 million to a $14.9 million gain for the nine months ended September 30, 2013 from a $4.9 million loss for the nine months ended September 30, 2012. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. As a result of the pending sale of North America Telecom during the second quarter of 2013, which would constitute a change of control under the CVR Agreement and likely result in the expiration of the CVRs and termination of the CVR Agreement absent any required distribution of shares of our common stock with respect to the CVRs, the fair value of the CVRs was marked at zero as of June 30, 2013. See Note 7—“Stockholders’ Equity” and Note 9—“Fair Value of Financial Instruments and Derivatives” for a further discussion of the valuation and expiration of the CVRs in connection with the North America Telecom Transaction.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $2.5 million to a $0.7 million gain for the nine months ended September 30, 2013 from a gain of $3.2 million for the nine months ended September 30, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency translation gain on the intercompany payable balances that our Canadian subsidiaries had with our US subsidiaries due to an increase in the exchange rate in the first and third quarters of 2012.

Income tax benefit (expense): Income tax benefit increased $3.7 million to a benefit of $3.1 million for the nine months ended September 30, 2013 from an expense of $0.6 million for the nine months ended September 30, 2012. Included in the benefit is a provision for reversing foreign withholding tax, AMT and state taxes.

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

Divestiture of North America Telecom

On July 31, 2013, the Company completed the sale of Primus Telecommunications, Inc. (“PTI”), Lingo, Inc. (“Lingo”), iPrimus, USA, Inc. (“iPrimus”), 3620212 Canada Inc. (“PTGi Canada”), PTCI, Telesonic Communications Inc. (“Telesonic”), and Globility Communications Corporation (“Globility”, and together with PTI, Lingo, iPrimus, PTGi Canada, PTCI and Telesonic, the “NAT Companies”) to affiliates of York Capital Management, an investment firm (together “York”) for $129 million. The Company recorded a $15.6 million gain from the sale of this segment during the third quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. Subject to regulatory approvals, the sale of PTI is expected to close subsequent to the fourth quarter of 2013. The escrow has been recorded as part of prepaid expenses and other current assets as of September 30, 2013 in the condensed consolidated balance sheet.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price will be placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the purchase agreement. In addition, $4.0 million of the purchase price will be placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price will be placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million and $4.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet.

As a result of the entry into material definitive agreements with respect to the North America Telecom Transaction in the second quarter of 2013, the North America Telecom segment was classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheets as of September 30, 2013. See Note 10—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Continued Pursuit of Divestiture of ICS Business Unit

In connection with the Special Committee’s evaluation of strategic alternatives to maximize shareholder value, the Company’s Board of Directors committed to dispose of the Company’s ICS business unit on June 28, 2012. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under ASC 360 to beyond one year. The Company continues to actively solicit a sale or other disposition of such business unit. As a result of holding the ICS business unit out for sale, such business unit has been classified as a discontinued operation and its held for sale assets and liabilities have been removed from the specific line items on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. See Note 10—“Discontinued Operations” to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net cash used in operating activities was $14.7 million for the nine months ended September 30, 2013 as compared to net cash provided by operating activities of $23.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net income, net of non-cash operating activity, used $2.0 million of cash. Other major drivers included a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $7.6 million, an increase in accounts receivable of $5.2 million, a decrease in accrued income taxes of $3.5 million, a decrease in accounts payable of $2.2 million, an increase in prepaid expenses and other current assets of $2.1 million and a decrease in accrued interest of $1.7 million, partially offset by an increase in accrued interconnection costs of $6.7 million and a decrease in other assets of $2.9 million. For the nine months ended September 30, 2012, net income, net of non-cash operating activity, provided $17.3 million of cash. Other major drivers included a decrease in accounts receivable of $15.2 million, a decrease in other assets of $5.2 million and a decrease in prepaid expenses and other current assets of $5.0 million, partially offset by a decrease in accounts payable of $8.1 million, a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $6.0 million, a decrease in accrued interconnection costs of $3.6 million, a decrease in accrued income taxes of $1.0 million and a decrease in accrued interest of $0.1 million.

Net cash provided by investing activities was $258.7 million for the nine months ended September 30, 2013 as compared to $150.8 million for the nine months ended September 30, 2012. Net cash provided by investing activities during the nine months ended September 30, 2013 included $270.7 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments and a decrease in restricted cash of $0.4 million, partially offset by $12.0 million of capital expenditures and $0.4 million used in the acquisition of businesses. Net cash provided by investing activities during the nine months ended September 30, 2012 included $177.7 million of net proceeds from the sale of Primus Australia, partially offset by $25.1 million of capital expenditures, $1.7 million used in the acquisition of businesses and an increase in restricted cash of $0.1 million.

Net cash used in financing activities was $250.0 million for the nine months ended September 30, 2013 as compared to $148.9 million for the nine months ended September 30, 2012. Net cash used in financing activities during the nine months ended September 30, 2013 included $127.7 million used in the redemption of the 13% Notes, 10% Notes and 10% Exchange Notes, $119.8 million used to pay a special cash dividend to our shareholders, $1.3 million used to pay fees on the redemption of the 13% Notes, 10% Notes and 10% Exchange Notes, $1.2 million used to pay dividend equivalents to our shareholders, $0.8 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements and $0.3 million used to reduce the principal amounts outstanding on capital leases, partially offset by $1.1 million in proceeds from the sale of common stock. Net cash used in financing activities during the nine months ended September 30, 2012 included $119.0 million used to repurchase a portion of the 10% Notes, $13.8 million used to pay a special cash dividend to our shareholders, $12.9 million used to pay fees related to the repurchase of a portion of the 10% Notes and the Exchange Offers and Consent Solicitation, $1.7 million used to reduce the principal amounts outstanding on capital leases and $1.6 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by $0.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of September 30, 2013, we had $15.5 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations) and other cash needs for our operations for at least the next twelve months.

As of September 30, 2013, we had $0.2 million in future minimum purchase obligations and $14.6 million in future operating lease payments.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases and other	$—	$—	$—	$—	$—
Operating leases	14,558	1,112	6,478	3,690	3,278
Purchase obligations	243	41	202	—	—

Total minimum principal & interest payments	14,801	1,153	6,680	3,690	3,278
Less: Amount representing interest	—	—	—	—	—

Total contractual obligations	$14,801	$1,153	$6,680	$3,690	$3,278

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

Related Party Transactions

The Company had no transactions with related parties in the nine months ended September 30, 2013 and 2012.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•	our ability to divest our ICS business unit, the terms of any such divestiture and uncertainties from our announcement of our pursuit of a divestiture of our ICS business unit;

•	our ability to realize anticipated benefits and/or cost savings from the deregistration of our common stock, deliver long-term shareholder value, complete and maintain our delisting and deregistration in a timely and efficient manner, cause our shares of common stock to trade on the Pink Sheets or any other market, the risk that deregistration of our common stock will not beneficially affect our financial condition;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to our product offerings;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the Internet industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	our possible inability to raise additional capital when needed, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

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

For the nine month period ended September 30, 2013, our primary market risk exposures related to changes in foreign currency exchange rates.

Foreign currency exchange rates—Foreign currency can impact our financial results. The reporting currency for our condensed consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/GBP exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. We historically have not engaged in hedging transactions. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, the USD was weaker on average as compared to the CAD and GBP. As a result, the revenue of our subsidiaries whose local currency is CAD and GBP increased (decreased) (34.4%) and (35.3%), respectively, in their local currencies compared to the nine months ended September 30, 2012, and increased (decreased) (35.4%) and (36.6%), respectively, in USD.

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

Changes in Internal Control Over Financial Reporting.

An evaluation of our internal control over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A—“Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013:

The liquidity of our shares of common stock will be adversely affected by our delisting from the New York Stock Exchange and the plan to deregister, and our ability to raise capital could be significantly impaired.

On November 4, 2013, the Board of Directors approved to voluntarily delist the Company’s common stock from the New York Stock Exchange (“NYSE”) and to deregister the Company’s common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). After our shares have been delisted from NYSE, PTGi expects that the Company’s common stock may be quoted over-the-counter on the Pink OTC Markets Inc. electronic quotation service if market makers commit to make a market in the Company’s shares. Pink Sheets is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, the Company can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, the Company’s common stock may become more illiquid now that it is no longer traded on the NYSE, which could negatively impact market prices for the Company’s stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the Securities and Exchange Commission (“SEC”). As a consequence, there will be little if any public information available about the Company’s business, operations, financial condition, results of operations or other matters. In addition, the trading of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PTGi’s repurchases of its common stock during the third quarter of 2013 were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
Shares purchased in satisfaction of tax withholding obligations (1)
July 1, 2013 to July 31, 2013	—	$—	—	$—
August 1, 2013 to August 31, 2013	8,060	$12.00	—	$—
September 1, 2013 to September 30, 2013	12,379	$3.95	—	$—

Total	20,439	$7.12	—	$—

Shares purchased under a stock repurchase program (2)
July 1, 2013 to July 31, 2013	—	$—	—	$14.6
August 1, 2013 to August 31, 2013	—	$—	—	$—
September 1, 2013 to September 30, 2013	—	$—	—	$—

Total	—	$—	—	$—

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the three months ended September 30, 2013.
(2)	On August 8, 2011, PTGi’s Board of Directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013. Under the stock repurchase program, PTGi may repurchase common stock from time to time in the open-market, privately negotiated transactions or block trades. During the three months ended September 30, 2013, PTGi did not purchase shares of common stock in connection with our stock repurchase program. The stock repurchase plan is now expired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

PTGi HOLDING, INC.

Date: November 8, 2013	By:	/s/ JAMES C. KEELEY
James C. Keeley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1^	Separation and Release Agreement, dated July 31, 2013, by and between PTGi Holding, Inc. (“PTGi”), Primus Telecommunications Canada, Inc. and Andrew Day (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on July 31, 2013) (File No. 001-35210).

10.2^	Separation and Release Agreement, dated August 30, 2013, by and between PTGi and Richard Ramlall (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on September 3, 2013) (File No. 001-35210).

10.3^	Separation and Release Agreement, dated August 30, 2013, by and between PTGi and John D. Filipowicz (incorporated by reference to Exhibit 10.2 to PTGi’s Current Report on Form 8-K, filed on September 3, 2013) (File No. 001-35210).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.