Form 10-K
period 2013-12-31
PTGi HOLDING, INC.
filed 2014-03-31
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

PTGi HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Herndon Parkway, Suite 150, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 456-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate fair market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $139,279,002, based on the closing sale price of the Common Stock on such date. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of the registrant’s common stock as of such date have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 26, 2014, 15,342,243 shares of Common Stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, “PTGi,” means PTGi Holding, Inc. and the “Company,” “we” and “our” mean PTGi together with its consolidated subsidiaries

General

PTGi was formed as a corporation under the laws of Delaware in 1994 and operates as a holding company of operating subsidiaries primarily in the United States and the United Kingdom. On October 28, 2013, PTGi’s name was changed from Primus Telecommunications Group, Incorporated to PTGi Holding, Inc., pursuant to the merger of a wholly owned subsidiary with and into PTGi.

Historically, we have operated a network of direct routes and provided premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). We classify these services into two categories: Traditional Services and International Carrier Services (“ICS”). We have provided these services from our two business units: North America Telecom and ICS.

In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom segment. The closing of the sale of the remainder of our North America Telecom segment, consisting of our subsidiary Primus Telecommunications, Inc. (“PTI”), has been deferred pending the receipt of regulatory approvals. As a result of the disposition of substantially all of our North America Telecom operations, and the pending disposition of the remainder of such operations, the North America Telecom segment no longer is a separate reportable business segment and we have applied retrospective adjustments to reflect such segment as a discontinued operation. During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data, as a result of which we no longer operate a BLACKIRON Data business unit and have applied retrospective adjustments to reflect BLACKIRON Data as a discontinued operation. See “—Divestitures.”

In the second quarter of 2012, we reported ICS as a discontinued operation because this business was being held by the Company for sale. Effective in the fourth quarter of 2013, we determined to reclassify ICS as a continuing operation. Currently, ICS is our primary operating business and primary reportable operating segment. See “—Our ICS Business below.”

In January 2014, a subsidiary of Harbinger Group Inc. (“HGI”) acquired approximately 40.5% of PTGi’s outstanding shares of Common Stock, par value $0.001 per share. See Item 1A.—Risk Factors for more information regarding this transaction.

Business Strategy and Competition

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical telecommunications operations, operating, growing or acquiring additional assets or business related to our current or historical telecommunications operations, including expanding our ICS business, or winding down or selling our existing operations, including the ICS business. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof.

We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

Our new affiliation with HGI and its personnel may give us access to new acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to HGI or its affiliates or personnel. However, HGI, its affiliates and personnel are not obligated to provide us with access to any acquisition or business combination opportunities and may at any time be seeking investment opportunities similar to those being considered by the Company.

In pursuing business combinations, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. In our existing telecommunications business will face a highly competitive industry that is significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. These trends have resulted in, and we expect them to continue to result in, increasingly intense competition from other telecommunication service providers of carrier services. Our current and future competitors may posse greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage.

Our Operating Segments

As a result of the sale of our Australian, our BLACKIRON Data and substantially all of our North America Telecom operations, as well as the decision to cease the sale process of ICS and reclassify it as a continuing operation, we have one reportable operating segment. We currently have two reportable geographic segments, the United States and United Kingdom. See Note 13—“Operating Segment and Related Information” for an illustrative view of selected financial information with respect to these reportable segments for each of the fiscal years ended December 31, 2013, 2012 and 2011. We have restated such segment data for the prior periods presented to reflect the current organization of our reportable segments.

ICS

ICS provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and ISPs.

Discontinued Operations

We have reclassified several segments as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. Effective in the fourth quarter of 2013, we determined to reclassify ICS as a continuing operation. Since the second quarter of 2012, ICS had been reported as a discontinued operation as a result of being held for sale. As it pertains to ICS, the revenue, costs and expenses are now included in the respective captions in the consolidated statements of operations. In addition, the assets and liabilities of ICS are now included in the respective captions in the consolidated balance sheets as of December 31, 2013. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. See Note 15—“Discontinued Operations,” for further information.

North America Telecom. In the third quarter of 2013, the Company completed the initial closing of the sale of its North America Telecom segment. In conjunction with the initial closing, the Company redeemed its outstanding debt. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. As a result, the Company has applied retrospective adjustments for 2012, 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

BLACKIRON Data. In the second quarter of 2013, the Company sold its BLACKIRON Data segment. As a result, the Company has applied retrospective adjustments for 2012, 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

Australia. During the second quarter of 2012, the Company sold its Australian segment. As a result, the Company has applied retrospective adjustments for 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2011.

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

Divestitures

North America Telecom

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., Primus Telecommunications Canada Inc., Telesonic Communications Inc., and Globility Communications Corporation, which constituted substantially all of our North America Telecom segment, to affiliates of York Capital Management, an investment firm, for $129 million. The sale of PTI is also contemplated as part of this transaction. The closing of the sale of PTI, which constitutes the remainder of our North America Telecom segment, has been deferred pending the receipt of regulatory approvals. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the purchase agreement. $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to us and $0.8 million was disbursed to the purchaser upon the completion of such adjustments. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. See Note 15—“Discontinued Operations,” for further information.

BLACKIRON Data

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. See Note 15—“Discontinued Operations,” for further information.

Australia

PTGi and PTGi International, Inc., an indirect wholly owned subsidiary of PTGi (f/k/a Primus Telecommunications International, Inc. “PTII”), entered into a definitive Equity Purchase Agreement, dated April 15, 2012, with M2 Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, pursuant to which PTII agreed to sell to M2 100% of the outstanding equity of Primus Telecom Holdings Pty Ltd. (“Primus Australia”), a direct wholly owned subsidiary of PTII. On May 31, 2012, we completed this transaction.

The purchase price before adjustment was approximately AUD$192.4 million (or approximately USD$195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). In connection with the closing of the transaction, approximately USD$9.8 million (the “Retention Amount”) was retained from the purchase price and placed in escrow for a period of twelve months following the closing date of the transaction for purposes of satisfying potential indemnification claims asserted by M2 for breaches of PTII’s warranties in the purchase agreement. Subject to limited exceptions, PTII’s liability to M2 for indemnification for breaches of PTII’s warranties was subject to a survival period of twelve months after the closing date and limited to the Retention Amount. The purchase agreement contained customary warranties and covenants for a transaction of this nature. PTGi also provided M2 with a guarantee of the performance of PTII’s obligations under the purchase agreement. The purchase price was also subject to a customary post-closing working capital adjustment. During the fourth quarter of 2012, the Company paid to M2 USD$4.4 million upon finalization of the working capital adjustment and release of the escrow. See Note 15—“Discontinued Operations,” for further information.

2009 Voluntary Reorganization under Chapter 11

On March 16, 2009, PTGi and three of its non-operating holding company subsidiaries, PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc. “PTHI”), PTII and Primus Telecommunications IHC, Inc., (“IHC” and together with PTGi, PTHI and PTII, collectively, the “Holding Companies”) each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). None of PTGi’s operating companies, which at the time included operating companies in the United States, Australia, Canada, India, Europe and Brazil, were included in the Bankruptcy Court filing. During the Reorganization of the Holding Companies, these operating units continued to manage and to operate their businesses normally.

A consensual plan of reorganization (the “Plan” or “Plan of Reorganization”) was confirmed by the Bankruptcy Court on June 12, 2009. On July 1, 2009 (the “Effective Date”), the Holding Companies consummated their Reorganization under the Bankruptcy Code and the Plan became effective.

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

Our ICS Business

Services and Customers

Within our ICS business units we provide our customers with internet-based protocol and time-division multiplexing ICS access and transport. As discussed above, we have sold substantially all of our North America Telecom operations and the closing of the sale of the remainder of these operations is deferred pending the receipt of regulatory approvals.

We compete for the business of other telecommunications carriers and resellers primarily on the basis of price, service quality and presence. Sales to other carriers and resellers help us to negotiate better termination costs for our retail business units and increase the utilization of our network, thereby reducing our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers to provide global coverage. The Company has no single customer representing greater than 10% of its consolidated revenues for the fiscal year ended December 31, 2013.

Network

General. We operate a global telecommunications network consisting of international gateway and domestic switching and related peripheral equipment, carrier-grade routers and switches for Internet and data services. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of VOIP protocols, SS7/C7 signaling and is supported by comprehensive network monitoring and technical support services.

Switching Systems. Our network makes use of a carrier-grade international gateway and domestic switch system, Internet routers and media gateways in the U.S and Western Europe.

Fiber Optic Cable Systems. We have leased undersea and land-based fiber optic cable transmission capacity to connect our various switching systems.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (“PTTs”) is limited, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

Network Management and Control. We own and operate network management control centers in Herndon, Virginia and London, England, which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. Additional network monitoring, network management, and traffic management services are supported from our contingent Network Management Centers located in Gurgaon, India and Guatemala City, Guatemala. These network management control centers operate seven days per week and 24 hours per day.

Sales and Marketing

We market our ICS services through a variety of sales channels, as summarized below:

•	Trade Shows. We attend industry trade shows around the globe throughout the year. At each trade show we market to both existing and potential new customers through prearranged meetings, social gatherings and networking.

•	Business Development. Dedicated employees focus on developing our business potential through strategic alliances, new customers and supplier management.

Management Information and Billing Systems

We operate various management information, network and customer billing systems in our operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements, we use several systems developed in-house as well as third party systems.

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

Regulation of the telecommunications industry continues to change rapidly in many jurisdictions. Privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that continuing deregulation with respect to portions of the telecommunications industry will create opportunities for firms such as us, there can be no assurance that deregulation and changes in regulation will be implemented in a manner that would benefit us.

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2013 are described below:

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

On November 29, 2012, the FCC released an order removing the requirement for facilities-based U.S. carriers, like us, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on all remaining U.S.-international routes with the exception of Cuba, thereby allowing carriers to negotiate market-based arrangements on those routes. The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information about any above-benchmark settlement rates to the FCC on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. We may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers. We cannot predict the actions the FCC will take in the future or their potential effect on our international termination rates, costs, or revenues.

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

In 2010, the FCC adopted so-called “network neutrality” rules affecting providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prohibited broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prohibited wireline broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. The rules became effective on November 20, 2011. Several parties appealed these requirements to the U.S. Court of Appeals for the District of Columbia, and, on January 14, 2014, that court struck down the FCC’s non-blocking and non-discrimination rules, but upheld the network management disclosure rule. On February 19, 2014, the FCC opened a proceeding to consider revised network neutrality rules consistent with the court’s order. We cannot predict to what extent the impact of the court’s decision, or the ongoing FCC proceeding concerning the court’s decision or the revision of new network neutrality rules may have on our business at this time. If a broadband Internet access provider were to interfere with our products and services, such actions could result in loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

On November 8, 2013, the FCC released an order related to the completion of calls to rural areas. The order applies recordkeeping, retention and reporting obligations to providers of long-distance voice service that make the initial long-distance call path choice for more than 100,000 domestic retail subscriber lines, counting the total of all business and residential fixed subscriber lines and mobile phones and aggregated over all of the providers’ affiliates, including VoIP and other service providers. The rules require covered providers to collect and retain information on long distance call attempts such as, but not limited to, the called number, the date and time of the call, the use of an intermediate provider, etc. Such data must be retained for six months, and covered providers must regularly report call completion data to the FCC. The order also prohibits false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these data collection, retention and reporting requirements, and/or the false audible ringing requirement. Compliance with these rules may cause us to make changes in how our services are routed or may increase our costs of doing business.

Normally our long-distance customers, and the recipients of calls from our customers, do not connect directly to our network but, instead, are connected to our network by means of the local facilities of local exchange carriers (“LECs”), which impose regulated charges on us, called switched access charges, to originate and terminate calls over their local facilities.

The FCC has adopted major changes to its rules regarding LEC access charges, which have created uncertainty concerning our termination and origination costs as well as possible competitive pressures affecting our retail pricing.

Interstate telecommunications carriers and VoIP providers are required to contribute to the federal Universal Service Fund (“USF”). If the FCC or the Universal Service Fund Administrator were to determine that the USF reporting for the Company, including our subsidiary PTI, is not accurate or in compliance with FCC rules, we could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF contribution mechanisms and the services considered when calculating the contribution. We cannot predict the outcome of these proceedings or their potential effect on our contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

Voice-over-Internet Protocol (VoIP). VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We offer such services. For many years the FCC has been considering whether to classify such services as “telecommunications services” or “information services” under the Communications Act. Information services are generally subject to less regulation than telecommunications services. However, the FCC has extended a number of regulatory obligations normally applicable to telecommunications services to VoIP services, irrespective of the lack of clarity regarding the classification of such services. These include the obligation to (1) contribute to the USF; (2) comply with CALEA; (3) comply with the FCC’s rules regarding protecting customer proprietary network information (“CPNI”); (4) provide enhanced 911 emergency (“E911”) services, and to disclose limitations on such services to end users; (5) permit customers to keep their telephone number when changing from one carrier to another; (6) deploy equipment and provide services that make reasonable accommodations for the needs of disabled persons; (7) pay a variety of regulatory fees; (8) notify customers of service disconnection under certain circumstances; (9) pay intercarrier compensation charges to other carriers for termination of VoIP calls; (10) notify the FCC of service outages in certain circumstances; (11) comply with prohibitions on call blocking; (12) comply with call completion recordkeeping, retention, and reporting rules; and (13) comply with false call ringing prohibitions. We cannot predict what other regulatory obligations, if any, will be imposed on our VoIP operations, nor can we predict whether the FCC will eventually classify VoIP as a telecommunications service and, if it does, what additional regulatory obligations, if any, the FCC would choose to impose on such services. The uncertainty regarding the regulatory obligations applicable to interconnected VoIP services presents a number of situations which could have a material negative impact on our operating costs and profitability. These potential regulatory developments include:

•	In 2005, the FCC ruled that “nomadic” interconnected VoIP services are interstate in nature, and, therefore, that nomadic VoIP providers are not subject to most state-level public utility/common carrier regulations. We believe that our own VoIP service is subject to this ruling. While several states have asserted jurisdiction over “fixed” interconnected VoIP services, none has yet attempted to regulate nomadic VoIP. That said, we cannot predict whether any individual states would make such an effort, nor can we predict the outcome of any such effort.

•	We believe that our VoIP network is in compliance with the requirements of CALEA. However, we cannot predict whether law enforcement or the FCC will agree in all cases, nor can we predict whether we may be subject to fines or penalties if we are found to be not in compliance with CALEA.

•	With respect to our VoIP-related E911 obligations, we have contracted with a third party provider that is a market leader in E911 service solutions to provide these services. Our ability to expand our VoIP services in the future may depend on the ability of that provider to provide E911 access or any additional 911-related obligations the FCC may impose. At present, and similar to many other VoIP providers, for some of our customers we cannot offer VoIP E911 services that route emergency calls in a manner fully consistent with the FCC rules. We are addressing this issue with our VoIP E911 solutions provider. The FCC may determine that our VoIP E911 solution for some of our customers does not satisfy the FCC’s requirements, in which case the FCC could require us to disconnect a significant number of our VoIP subscribers, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. We cannot predict the outcome of this proceeding, nor its impact on us, at this time.

•	The FCC’s CPNI rules, to which our VoIP operations are subject, are intended to protect customer information from unauthorized use or disclosure. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with the CPNI obligations.

•	Section 255 of the Communications Act and associated FCC rulings require traditional phone providers and manufacturers of associated equipment to ensure that their equipment and services meet certain

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

State Regulation. Traditional long-distance calls for which the caller and recipient are both located in the same state are subject to regulation by that state. Our intrastate long-distance operations are therefore subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. PTI, our principal operating subsidiary in the U.S., maintains the necessary certificate and tariff approvals, to provide intrastate long-distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Some states also require carriers to file periodic reports, pay various fees and surcharges, including universal service and 911 surcharges, and comply with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities or debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The regional bell operating companies and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to USFs in some states.

State Transaction Taxes and Fees Applicable to VoIP Services in the United States. Prior to 2010, the Company determined that with limited exceptions there was no requirement to bill, collect and remit transaction-based state or local taxes (such as sales and use, excise, and utility user taxes), fees or surcharges on charges to our VoIP service customers. During 2010, we made a modification to the language in our customer agreements, and we determined that the Company may be required to bill, collect and remit certain transaction-based taxes. The Company began to bill and collect such taxes in 2010. In certain jurisdictions, there exists an immaterial amount of billed and collected taxes that have not been remitted from a line of business sold in 2013, which the Company is in the process of remitting.

Employees

The following table summarizes the number of our employees as of December 31, 2013 by region:

Total
United States	73
United Kingdom	16

Total	89

As of December 31, 2013, 89 of these employees were full-time employees. We have never experienced a work stoppage.

Corporate Information

The Company’s executive offices are located at 460 Herndon Parkway, Suite 150, Herndon, VA 20170. The Company’s telephone number is (703) 456-4100. Our Internet address is www.ptgi-ics.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,

Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The information on our website is not a part of this Form 10-K.

The Company’s Common Stock

Prior to November 18, 2013, PTGi common stock was traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “PTGI.” At that time, PTGi voluntarily withdrew the trading of its common stock on the NYSE and its common stock began to trade on the OTCQB Market (“OTCQB”) under the same ticker symbol, “PTGI.”

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our overall performance, the performance of particular businesses and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations.

RISKS RELATED TO PTGI AND OUR OVERALL BUSINESS

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements. Our ability to generate sufficient cash for our operations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net income of $111.6 million in 2013 (after taking into account $148.8 million of gain from the sale of discontinued operations, net of tax), and net income of $27.9 million in 2012 (after taking into account $94.3 million of gain from the sale of discontinued operations, net of tax) and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations.

PTGi is a holding company and its only material assets are its cash on hand, equity interests in our ICS operating subsidiaries and our other investments; as a result, PTGi’s principal source of revenue and cash flow is distributions from our ICS subsidiaries; our ICS subsidiaries and any future subsidiaries may be limited by law and by contract in making distributions to PTGi.

As a holding company, PTGi’s only material assets are its cash on hand, the equity interests in our ICS subsidiaries and other investments. PTGi’s principal source of revenue and cash flow is distributions from our ICS subsidiaries. Thus, PTGi’s ability to service any indebtedness incurred in the future, finance acquisitions and pay dividends to its stockholders is dependent on the ability of our ICS subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to PTGi.

Our ICS subsidiaries are and any acquired businesses will be separate legal entities, and although they may be wholly-owned or controlled by PTGi, they have no obligation to make any funds available to it, whether in the form of loans, dividends, distributions or otherwise. The ability of our ICS subsidiaries or future subsidiaries to distribute cash to PTGi may also be subject to, among other things, restrictions contained in any financing agreements or other contractual arrangements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions, including state laws that require dividends to be paid only from surplus. In addition, claims of creditors of our ICS subsidiaries and future subsidiaries generally will have priority as to the assets of such subsidiaries over PTGi’s claims and claims of its creditors and stockholders. To the extent the ability of our ICS subsidiaries and future subsidiaries to distribute dividends or other payments to PTGi could be limited in any way, our ability to grow and/or pursue business opportunities that could be beneficial to our businesses, or otherwise fund and conduct our businesses, could be materially limited.

The Company may not be able to fully utilize its net operating loss and other tax carryforwards.

The Company has federal income tax net operating loss (NOL) carryforwards available to reduce future taxable income in the amount of $241.0 million, of which $125.0 million is subject to limitation under Internal Revenue Code Section 382, and of which $116.0 million is not subject to the Section 382 limitation. In the event the Company experiences an ownership change, cumulative NOLs would be subject to a new limitation as determined at the change date. In the first quarter of 2014, Schedule 13D filings made with the SEC reported the acquisition of PTGi stock by new shareholders. Among the 13D filings, HGI reported a 40.5% ownership interest taken in the Company. The Company is currently evaluating the impact these stock acquisitions will have on its’ ability to utilize NOLs as determined by Section 382. For additional information, see Note 6 — Income Taxes.

The ability of the Company, to utilize its NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, the ability of the Company to fully utilize these tax assets could also be adversely affected if PTGi and/or its subsidiaries were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. Future ownership changes, including transfers or dispositions of PTGi’s common stock by stockholders could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, the Company will not experience additional limitations on utilizing the tax benefits of its NOL and other tax carryforward amounts. Such limitations could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

We are dependent on certain key personnel.

We are dependent upon the skills, experience and efforts of our senior management and other key personnel. The loss of any members of our senior management or other key personnel, or limitations on their involvement in our business, could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

We may not be able to attract new personnel, including management and technical and sales personnel, retain and motivate our existing employees, and continue to compensate personnel competitively. Competition for the best personnel in our business can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract and retain qualified personnel.

We may need to increase the size of the Company, and may experience difficulties in managing growth.

At the parent holding company level, PTGi, we do not have significant operating assets and only have a limited number of employees performing corporate functions. If we adopt a business strategy that requires that we expand our operations, including in connection with or in anticipation of any future acquisitions or other business opportunities, we may be required to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our information technology systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

While we have adopted a code of ethics applicable to our officers and directors reasonably designed to promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, we have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest and, subject to the terms of any applicable covenants in financing arrangements or other agreements we may enter into from time to time, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

In the course of their other business activities, certain of our current and future directors and officers may become aware of business and acquisition opportunities that may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Such directors and officers may therefore not present otherwise attractive business or acquisition opportunities to us.

Certain of our current and future directors and officers may become aware of business and acquisition opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those directors’ and officers’ affiliations with other entities, they may have obligations to present potential business and acquisition opportunities to those entities, which could cause conflicts of interest. Accordingly, they may not present otherwise attractive business or acquisition opportunities to us.

Provisions in our organizational documents and applicable regulations may discourage the takeover of our Company, may make removal of our management more difficult and may depress our stock price.

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for PTGi common stock. As a result, these provisions could prevent PTGi’s stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:

•	the authority of PTGi’s Board of Directors to issue, without stockholder approval, up to 20,000,000 shares of preferred stock with such terms as the Board of Directors may determine;

•	special meetings of PTGi’s stockholders may be called only by the Chairman of the Board , the Chief Executive Officer, the President or the Board of Directors pursuant to a resolution approved by a majority of the then authorized number of directors;

•	the absence of cumulative voting rights; and

•	the authority of PTGi’s Board of Directors to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise.

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of PTGi common stock if they are viewed as discouraging takeover attempts in the future.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

The Company has not held, and does not hold, itself out as an investment company and does not believe it is an investment company under the Investment Company Act of 1940. If the SEC or a court were to disagree with the Company, the Company could be required to register as an investment company. This would subject us to disclosure and accounting rules geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring the Company to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which it would be subject as a registered investment company.

Limitations on liability and indemnification matters.

We have included in PTGi’s second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), a provision to eliminate the personal liability of PTGi’s directors for monetary damages for breach of their fiduciary duties as directors, to the extent permitted by Delaware law. The Certificate of Incorporation also provides that we must indemnify, and advance expenses to, any director or officer of the Company in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, brought against such director or officer by reason of his or her service to the Company, to the extent permitted by Delaware law and as set forth in PTGi’s amended and restated bylaws. PTGi’s amended and restated bylaws also provide that we may purchase and maintain insurance on behalf of any director, officer, employee or agent of the Company, whether or not indemnification against the insured liabilities would otherwise be permissible. Pursuant to PTGi’s amended and restated bylaws, PTGi may also, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company. Our obligation to provide indemnification and advance expenses to directors and officers could adversely affect our financial condition and results of operations in the event such persons incurred significant liabilities in connection with their service to the Company.

From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our financial condition and results of operations.

We are or may become party to legal proceedings that are considered to be either ordinary or routine litigation incidental to our current or prior businesses or not material to our financial position or results of operations. We also are or may become party to legal proceedings with the potential to be material to our financial position or results of operations. There can be no assurance that we will prevail in any litigation in which we may become involved, or that our insurance coverage will be adequate to cover any potential losses. To the extent that we sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. See Item 3. “Legal Proceedings.”

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND BUSINESSES

We are evaluating several strategic and business alternatives, and may not be able to successfully implement any of them.

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical telecommunications operations, operating, growing or acquiring additional assets or business related to our current or historical telecommunications operations, including expanding our ICS business, or winding down or selling our existing operations, including the ICS business. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. In addition, if we determine to wind-down our operation, due to a variety of reasons, including contractual and regulatory limitations, we may be unable to timely liquidate assets to provide a meaningful return to our stockholders. In addition, while our new affiliation with HGI and its personnel may give us access to new acquisition and business combination opportunities, HGI, its affiliates and personnel are not obligated to provide us with access to any acquisition or business combination opportunities and may at any time be seeking investment opportunities similar to those being considered by the Company.

Risks Related to Acquiring Assets or Businesses Unrelated to Our Current or Historical Telecommunications Operations

We may not be successful in identifying and consummating any suitable acquisition or business opportunities.

If we determine to pursue a business acquisition strategy, we may not be successful in identifying or consummating suitable acquisitions, and attractive business opportunities, which may be further limited or prohibited by applicable regulatory regimes. Even if we do acquire other businesses or pursue business opportunities, there is no assurance that we will be successful in enhancing our business or our financial condition thereby. Any such acquisition or business may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to operate our existing operations and identify and consummate other acquisitions or business opportunities.

In addition, our ability to acquire certain target businesses or pursue certain business opportunities that are sizable will be limited by our available financial resources. We may need to obtain additional capital through one or more financings or offerings of debt or equity securities in order to consummate future acquisitions and business opportunities. We cannot assure you that any additional capital will be available to us on acceptable terms, if at all. This inherent limitation gives others an advantage in pursuing acquisition and business opportunities.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

If we determine to pursue a business acquisition strategy, in the future we may acquire businesses that involve unknown risks, some of which will be particular to the industry in which the businesses or acquisition targets operate. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and results of operations. In addition, our financial condition and results of operations may be adversely impacted by any specific risks applicable to any business opportunity we pursue or company we acquire.

Any acquisition of a foreign business or a company with significant foreign operations may subject us to additional risks.

If we determine to pursue a business acquisition strategy, in the future we may acquire businesses a foreign business or other companies with significant foreign operations that would subject us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our financial condition and results of operations.

We could consume resources in researching acquisitions, business opportunities, financings and capital market transactions that are not consummated, which could materially adversely affect our financial condition, results of operations and subsequent ability to identify and consummate other such transactions.

If we determine to pursue a business acquisition strategy, we anticipate that the investigation of each specific acquisition, business opportunity, financing and capital market transaction and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity, financing or capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, business opportunity, financing or capital market transaction, we may fail to consummate such transaction for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial condition, results of operations and subsequent ability to identify and consummate other such transactions.

We expect to incur substantial costs in connection with any transaction we complete in the future, which will reduce the amount of our available cash and could adversely affect our financial condition and results of operations.

If we determine to pursue a business acquisition strategy, we expect to incur substantial costs in connection with any transaction we complete in the future, including any strategic acquisition or other business opportunity. There is no assurance that the actual costs will not exceed our estimates with respect to any such transaction. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes and could adversely affect our financial condition and results of operations.

Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

If we determine to pursue business acquisition strategy, any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in PTGi’s common stock. In any event, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions or dispositions, under our amended and restated bylaws, our stockholders may approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

If we determine to pursue business acquisition strategy, we may incur significant taxes in connection with effecting acquisitions or dispositions of, holding, receiving payments from, and operating target companies and assets. Our decisions to make a particular acquisition or sell a particular asset may be based on considerations other than the timing and amount of taxes owed as a result.

Risks Related to Operating, Growing or Acquiring Additional Assets or Businesses Related to our Current or Historical Telecommunications Operations (including expanding and continuing to operate our ICS Business)

Strengthening of the United States Dollar (“USD”) against certain foreign currencies, including the British Pound Sterling (“GBP”), reduces the amount of USDs generated from foreign currency payments from our foreign operating subsidiary and may adversely affect our results of operations and our ability to service any indebtedness.

A portion of our net revenue from continuing operations (about 53% for the year ended December 31, 2013) was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our operating subsidiaries in Canada, which were sold in July 2013, and in the United Kingdom, generate cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net operating cash flow from our operating subsidiaries outside the U.S., which is a substantial source for servicing any debt obligations and paying corporate expenses. Changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations.

From December 31, 2008 to December 31, 2009, the GBP increased by 9.1% relative to the GBP, which had a positive impact on amounts of USDs transferred to U.S. parent entities. From December 31, 2009 to December 31, 2010, the GBP decreased by 3.9% relative to the USD. From December 31, 2010 to December 31, 2011, the GBP decreased by 0.1% relative to the USD. From December 31, 2011 to December 31, 2012, the GBP increased by 3.4% relative to the USD. From December 31, 2012 to December 31, 2013, the GBP increased by 2.4% relative to the USD. Due to the large percentage of our operations conducted outside of the U.S., and the cash transfers from these foreign operating subsidiaries to the U.S. parent, a strengthening of the USD relative to the GBP could have an adverse impact on future results of operations and could adversely affect our ability to service any debt obligations and pay corporate expenses at the parent entity level.

We historically have not engaged in hedging transactions with respect to our operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The carrier services telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants.

ICS faces competition for its voice trading services from communication services providers’ traditional processes and new companies.

Once communications services providers have established business relationships with competitors to ICS, it could be extremely difficult to convince them to utilize our services. These competitors may be able to develop services or processes that are superior to ICS’s services or processes, or that achieve greater industry acceptance.

Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty and long-standing relationships with our target customers. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. While growth through acquisitions is a possible strategy for ICS, there are no guarantees that any acquisitions will occur, nor are there any assurances that any acquisitions by ICS would improve the financial results of the business.

Several long-distance carriers in the U.S., and the major wireless carriers and cable companies have introduced pricing and product bundling strategies that provide for fixed, low rates or unlimited plans for domestic and international calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, which we set to remain competitive, is not offset by similar declines in our costs. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Maintaining international operations will subject ICS to additional risks and uncertainties.

ICS maintains international operations, which will subject ICS to additional risks and uncertainties. ICS has established delivery points (“EDPs”) in New Jersey, London and Frankfurt. Foreign operations are subject to a variety of additional risks that could have an adverse effect on ICS’s business, including:

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

ICS’s inability to manage these risks effectively could result in increased costs and distractions and may adversely affect its business, financial condition and operating results.

Any failure of ICS’s physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results.

ICS depends on providing customers with highly reliable service. ICS must protect its infrastructure and any collocated equipment from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss; and

•	terrorism, sabotage and vandalism.

Problems at one or more of ICS’s EDPs, whether or not within ICS’s control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of the members and customers and could consequently impair ICS’s ability to obtain and retain customers, which would adversely affect both ICS’s ability to generate revenues and its operating results.

Our positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

To manage our market positioning effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to expand our coverage and capacity, maintain or improve our service quality levels, purchase and utilize other transmission facilities, evolve our support and billing systems and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required.

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

We have significant international operations and, for the year ended December 31, 2013, derived about 53% of our net revenues from continuing operations by providing services outside of the U.S. We are smaller than the principal or incumbent telecommunications carriers that operate in each of the jurisdictions where we operate, including in international markets. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of products and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on generally better prevailing terms. Moreover, the incumbent carriers may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (A) obtain the permits and operating licenses required for us to operate in the new service areas; (B) obtain access to local transmission facilities on economically acceptable terms; or (C) market services in international markets.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure. In addition, we rely on third party equipment and service vendors to enable us to expand and manage our global network through which we provide our services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary aspects of our network or to migrate traffic and customers onto our network, or if we experience difficulties with our third party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or our inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated and could cause service disruption to our customers. Such delays or reductions in the aggregate could harm our business, and there can be no assurance that suitable alternative products would be available.

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

RISKS RELATED TO OUR DIVESTITURES

The sale of our BLACKIRON Data and North America Telecom segments substantially reduced our revenue and caused our business to be less diversified.

As described above under “Business—Divestitures,” (i) on April 17, 2013, the Company divested its BLACKIRON Data segment to Rogers Communications Inc. and its affiliates, pursuant to an equity purchase agreement related thereto (the “BLACKIRON Purchase Agreement”), and (ii) on July 31, 2013, the Company divested substantially all of its North America Telecom segment to York Capital Management and its affiliates, pursuant to an equity purchase agreement related thereto (the “North America Telecom Purchase Agreement”), with the exception of the divestiture of PTI pursuant thereto, which was deferred pending the receipt of regulatory approvals. Our BLACKIRON Data segment accounted for approximately $11.3 million, or 3.1%, of our net revenues, and our North America Telecom segment accounted for approximately $121.1 million, or 33.3%, of our net revenues for the fiscal year ended December 31, 2013.

Following the consummation of these transactions, our ability to produce revenues will therefore be substantially reduced. There can be no assurance that the proceeds from the divestitures and the revenues and profits generated from the remaining operations of the Company, which presently consists of ICS, along with other capital that we have access to, will be adequate to sustain our business objectives.

The BLACKIRON Purchase Agreement and North America Telecom Purchase Agreement may expose us to contingent liabilities.

Pursuant to the BLACKIRON Purchase Agreement and the North America Telecom Purchase Agreement, we have agreed to indemnify the purchasers of such operations for certain breaches of representations, warranties and covenants made by us in such agreements, subject to certain limitations. Our indemnification obligations are subject to limitations, but the limitation on our maximum exposure is quite high. In some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by such purchasers could materially and adversely affect our business, financial condition and results of operations.

The purchasers’ use of our trademarks and related brands following the consummation of the North America Telecom transaction could adversely affect our business.

Our trademarks and related brands and associated goodwill represent a key component of the value of our business, and any impairment to the goodwill associated with our trademarks and related brands could adversely affect our business. The purchasers acquired certain of our trademarks in the North America Telecom transaction, including but not necessarily limited to the Primus trademark, which will prevent us from doing business under our former Primus name. As a result, following the consummation of the North America Telecom transaction, the goodwill associated with those trademarks and related brands will be partially dependent on the purchasers’ reputation and use of our trademarks and related brands, which could be harmed due to factors outside of our control. If the purchasers fail to maintain the quality of the products with which they use our trademarks consistent with our historical standards, or if the purchasers’ reputation among consumers is harmed for any reason, the goodwill associated with our trademarks and related brands could be negatively impacted, which could have a material adverse effect on our business.

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

The FCC or Congress in the United States may revise how companies like us contribute to certain federal programs that could increase our costs, reduce our profitability, or make our services less competitive in the communications marketplace.

In the U.S., the Communications Act and associated FCC regulations require that every provider of interstate telecommunications contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. The FCC has been considering new rules regarding universal service contribution since 2012, but to date has taken no action either to adopt or to reject the proposed changes. These new proposals would likely affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. We cannot predict whether the FCC will adopt any particular contribution methodology, nor can we predict the potential impact on our business at this time. A revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

Other international governmental regulation could limit our ability to provide our services, make them more expensive and may have a material adverse impact on our competitive position, growth and financial performance.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot make assurances that these conditions will not have a material effect on our revenues and growth in the future. International regulatory considerations that affect or limit our business include general changes in access charges and contribution payments that could adversely affect our cost of providing services.

Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.

Changes in the rates we pay to interconnected telecommunications carriers in the U.S. may affect our profitability and increase the retail price of our service.

In November 2011, the FCC adopted a major reform of the rules governing payments between telecommunications carriers for the exchange of traffic that is necessary to complete long-distance telephone calls to the traditional telephone network. Under the new rules, LECs generally are prohibited from increasing their rates for termination and origination of long-distance calls (except for the origination charges of smaller telephone companies serving less than 2% of all telephone lines in the U.S.). Starting July 1, 2012, all LECs have been required to reduce their rates for terminating both interstate and in-state long-distance calls in a series of steps until (in most cases) the rates are reduced to zero effective July 1, 2018. Charges for outgoing calls originated by U.S. customers are not required to be reduced, except for certain dedicated transport charges which are subject to the reductions described above, although the FCC is conducting a further rulemaking proceeding in which it will consider possible reductions to originating charges. The FCC’s decision is subject to petitions for reconsideration as well as multiple petitions for judicial review, which could result in changes in either the transition schedule or the ultimate elimination of terminating charges. Because of the continuing proceedings both at the FCC and in the courts, we face ongoing uncertainty as to our future costs for both originating and terminating telephone calls in the U.S. Further, we face uncertainty as to whether and how our competitors will adjust their retail prices in response to changes in the cost of call termination, which may affect our own pricing and profit margins.

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

On December 23, 2010, the FCC adopted an order that imposed “network neutrality” rules on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prohibited broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prohibited fixed broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. In January 2014, however, the rules against blocking and against unreasonable discrimination were vacated by a panel of the U.S. Court of Appeals for the District of Columbia Circuit. (The disclosure rule remains in effect.) The FCC has stated its intention to adopt new rules consistent with the court decision, but the details of such rules and the timing of their adoption are unknown at this time. If an Internet access provider were to interfere with access to our products and services, such actions could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

We are subject to the requirements of the Federal Trade Commission’s “Red Flag” identity theft rules.

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

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to our existing businesses, businesses that we may acquire in the future and newly formed businesses or entities. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future.

In addition, we may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with US GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity. We may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations. To the extent any of these newly acquired entities or any existing entities have deficiencies in its internal controls, it may impact our internal controls.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations, or result in material weaknesses in internal controls over financial reporting or material misstatements in our financial statements. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by

Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities.

Financial information for periods after July 1, 2009 will not be comparable to our financial information from periods before July 1, 2009 due to our Reorganization and the application of fresh-start accounting to our financial statements.

Upon the Holding Companies’ emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC No. 805, “Business Combinations” (“ASC 805”), using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at June 30, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our consolidated balance sheets and consolidated condensed statements of operations data for periods following the effective date of the Plan or Reorganization will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

RISKS ASSOCIATED WITH OUR LIQUIDITY NEEDS AND SECURITIES

We may not be able to generate sufficient cash for our operations.

Our ability to generate sufficient cash for our operations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets or seek additional capital or financings. Our ability to obtain financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants, which could further restrict our business operations. In the absence of favorable operating results or access to other financial resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations.

The delisting of PTGi’s common stock from the New York Stock Exchange may have adversely affected the liquidity of such common stock and our ability to raise capital.

On November 4, 2013, PTGi’s Board of Directors approved the voluntarily delisting of PTGi’s common stock from the NYSE. After PTGi’s common stock was delisted from the NYSE, it has been quoted over-the-counter on the OTCQB. However, the Company can provide no assurance that trading in PTGi’s common stock will continue on the OTCQB or otherwise. Moreover, PTGi’s common stock may become more illiquid now that it is no longer traded on the NYSE, which could negatively impact market prices for PTGi’s common stock and make it more difficult for stockholders to sell their shares. In addition, the trading of PTGi’s common stock on the OTCQB, and any limited liquidity and potentially reduced price of PTGi’s common stock resulting therefrom, may materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources or on terms acceptable to us.

Future financing activities may adversely affect our ability to operate our business and financial condition.

We may in the future incur indebtedness through the establishment of credit facilities, the issuance of debt securities or otherwise, in order to enable us to operate our businesses or consummate future acquisitions and investment opportunities. These obligations could result in:

•	default and foreclosure on our assets if we are unable to repay our financial obligations;

•	acceleration of our obligations to repay such indentedness even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all amounts owed, if any, if such financial obligations are payable on demand;

•	our inability to obtain necessary additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•	our inability to pay dividends on our capital stock;

•	the use of a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends, expenses, capital expenditures and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•	an event of default that triggers a cross default with respect to any other financial obligations;

•	increased vulnerability to adverse changes in general economic, industry, financial, competitive, legislative, regulatory and other conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, execution of our strategy and other purposes and other disadvantages compared to our competitors that have less debt.

PTGi may issue additional shares of common stock or preferred stock, which could dilute the interests of its stockholders and present other risks.

PTGi’s Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 26, 2014, PTGi has 15,342,243 shares of its common stock issued and outstanding, and it has not issued any shares of preferred stock. However, the Certificate of Incorporation authorizes PTGi’s Board of Directors to from time to time issue preferred stock having rights that are senior to those afforded to the holders of PTGi’s common stock. PTGi also has reserved shares of common stock for issuance pursuant to its broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder.

In addition, as of December 31, 2013, we had outstanding Class A Warrants (divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants)) and Class B Warrants to purchase an aggregate of up to approximately 19.5 million shares of PTGi’s common stock at various exercise prices applicable to each series of such warrants, subject to adjustment from time to time for certain occurrences. These warrants were initially issued in July 2009 and have a five-year term expiring on July 1, 2014.

In addition, PTGi may issue shares of common stock or shares of preferred stock to raise additional capital, to complete a business combination or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or pursuant to other employee incentive plans, any of which could dilute the interests of PTGi’s stockholders and present other risks.

The issuance of additional shares of common stock or shares of preferred stock may, among other things:

•	significantly dilute the equity interest and voting power of all other stockholders;

•	subordinate the rights of holders of PTGi’s common stock if preferred stock is issued with rights senior to those afforded to holders of PTGi’s common stock;

•	call for us to make dividend or other payments not available to the holders of PTGi’s common stock; and

•	cause a change in control of our company if a substantial number of shares of PTGi’s common stock is issued and/or if any preferred stock having substantial voting rights is issued, which may affect, among other things, our ability to use our NOL carryforwards as discussed above.

The issuance of additional shares of common stock or shares of preferred stock, or perceptions in the market that such issuances could occur, may also adversely affect the prevailing market price of PTGi’s common stock and impair our ability to raise capital through the sale of additional equity securities.

HGI holds a significant portion of our outstanding voting stock; decisions by HGI, including the decision to sell its PTGi securities, could adversely affect us or the trading prices of our common stock.

In January 2014, HGI acquired approximately 40.5% of PTGi’s outstanding common stock. Accordingly, HGI may have significant influence over matters submitted to a vote of our stockholders, such as the election of directors, approval of amendments to our Certificate of Incorporation and approval of certain corporate transactions. Among other things, this influence may have the effect of discouraging offers to acquire PTGi because any such transaction would likely require the consent of HGI. In addition, sales of substantial amounts of PTGi’s common stock by HGI, or the perception that such sales will occur, could adversely affect the market price of PTGi’s common stock and impair our ability to raise capital through the sale of additional equity securities.

Price fluctuations in PTGi’s common stock could result from general market and economic conditions and a variety of other factors.

The trading price of PTGi’s common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in general economic conditions;

•	actions of PTGi’s equity investors, including sales of PTGi’s common stock by HGI; and

•	actions by institutional investors trading in PTGi’s stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in Herndon, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches in various locations in the countries in which we operate. Our European ICS operations are headquartered in London. As of December 31, 2013, total leased space in the United States and the United Kingdom, as well as other countries in which we operate, approximates 75,242 square feet and the total annual lease costs are approximately $4.2 million. The operating leases expire at various times, with the longest commitment expiring in 2023. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

We own substantially all of our communications equipment required for our business. However, certain communications equipment which includes network switches and transmission lines are leased through operating leases and vendor financing agreements. Our net property and equipment was $3.0 million and $65.3 million at December 31, 2013 and 2012, respectively. See Note 3—“Property and Equipment,” for additional detail regarding our property and equipment.

ITEM 3.	LEGAL PROCEEDINGS

On January 16, 2014, Xplornet Communications Inc. and Xplornet Broadband Inc. (“Xplornet”) instituted an action in the Ontario Superior Court of Justice styled Xplornet Communications Inc. and Xplornet Broadband Inc. vs. Inukshuk Wireless Inc., Globility Communications Corporation, MIPPS Inc., Primus Telecommunications Canada Inc. and PTGi Holding, Inc. In such action, Xplornet alleges that they entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility Communications Corporation (“Globility”), a former subsidiary of the Company. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk Wireless Inc. (“Inukshuk”) and Globility failed to negotiate in good faith. Xplornet also alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale. Xplornet claims that, as a result of the foregoing, it has been damaged in the amount of $50 million. We intend to assert that we have meritorious defenses in the foregoing matter and we intend to defend ourselves vigorously.

The Company is subject to other claims and legal proceedings that arise in the ordinary course of its business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flows. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

PTGi common stock began trading on the NYSE under the ticker symbol “PTGI” on June 23, 2011. On November 18, 2013, the Company voluntarily withdrew the trading of PTGi common stock on the NYSE, at which point PTGi common stock began to trade on the OTCQB under the same ticker symbol, “PTGI.”

The following table provides the high and low sale prices for PTGi’s common stock as reported by the OTCQB or NYSE, as applicable, for each quarterly period for the last two fiscal years. The quotations from the OTCQB reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Common Stock
Period	High	Low
2013
1st Quarter	$12.34	$10.00
2nd Quarter	$14.77	$9.85
3rd Quarter	$12.71	$3.30
4th Quarter	$3.69	$2.25

2012
1st Quarter	$16.13	$12.25
2nd Quarter	$17.63	$14.30
3rd Quarter	$17.08	$14.08
4th Quarter	$15.29	$10.50

Holders of Common Stock

As of March 26, 2014, PTGi had thirteen holders of record of its common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

The PTGi Board of Directors has no current intention of paying any dividends on PTGi common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the PTGi Board of Directors and will depend on our earnings, our capital requirements and financial condition. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

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

The Dividends that occurred in 2012 and 2013 triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $2.79, (ii) the Class A-2 Warrants was adjusted downward to $3.77, (iii) the Class A-3 Warrants was adjusted downward to $4.67, and (iv) the Class B Warrants was adjusted downward to $5.93; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the Class A-1 Warrants was adjusted upward to 4,216,253, (ii) the Class A-2 Warrants was adjusted upward to 4,386,218, (iii) the Class A-3 Warrants was adjusted upward to 4,386,218, and (iv) the Class B Warrants was adjusted upward to 6,579,322. Due to the nature of the mandatory antidilution provisions applicable to the Warrants, the Company has evaluated the accounting impact of the modification accounting under ASC 718, and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date.

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

The initial closing of the sale of North America Telecom constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the initial closing of the North America Telecom sale.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in the year ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)

Shares purchased in satisfaction of tax withholding obligations (1)

October 1, 2013 to October 31, 2013	—	$—	—	$—
November 1, 2013 to November 30, 2013	—	$—	—	$—
December 1, 2013 to December 31, 2013	6,197	$2.83	—	$—

Total	6,197	$2.83	—	$—

(1)	Upon vesting of restricted stock units awarded by PTGi to employees, PTGi withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table above reflects shares of common stock withheld to satisfy tax withholding obligations during the fourth quarter of 2013.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from July 1, 2009 to December 31, 2013 of our common stock to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index Fund. The comparison assumes $100 was invested on July 1, 2009 in the common stock of the Company and the indices and assumes that all dividends were reinvested. PTGi’s common stock began trading on the OTC Bulletin Board on July 1, 2009, the Effective Date of the Company’s Reorganization, on the NYSE on June 23, 2011 and on the OTCQB on November 18, 2013. The Predecessor Company’s common stock, which was actively traded prior to the Effective Date, does not provide meaningful comparison and as such the performance of such common stock has not been provided.

	July 1, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
PTGi Holding, Inc. (PTGI)	$100.00	$143.75	$312.50	$316.50	$370.81	$163.92
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$124.38	$155.29	$150.48	$174.66	$229.79
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$115.67	$129.10	$130.31	$140.02	$169.78

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

In accordance with ASC 805, the preliminary allocation of the reorganization value was subject to additional adjustment until the Company completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value was finalized during the first six months of 2010.

Discontinued Operations

We have reclassified several segments as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. Conversely, as it pertains to ICS, we reclassified such operations as a continuing operation effective as of the fourth quarter of 2013; accordingly, the revenue, costs and expenses are now included in the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations.

•	ICS. During the second quarter of 2012, the Board of Directors of PTGi committed to dispose of ICS and as a result classified ICS as a discontinued operation. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, the Company has applied retrospective adjustments for 2012, 2011, 2010 and 2009 to reflect the effects of the Company’s decision to cease its sale process of ICS that occurred as of December 31, 2013.

•	BLACKIRON Data. In the second quarter of 2013, the Company sold its BLACKIRON Data segment. As a result, the Company has applied retrospective adjustments for 2012, 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

•	North America Telecom. In the third quarter of 2013, the Company completed the initial closing of the sale of its North America Telecom segment. In conjunction with the initial closing, the Company redeemed its outstanding debt. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. The closing of the sale of PTI (the remaining portion of the North America Telecom segment subject to the applicable purchase agreement) has been deferred pending the receipt of regulatory approvals. PTI has been included in discontinued operations as a result of being held for sale. As a result, the Company has applied retrospective adjustments for 2012, 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

•	Australia. During the second quarter of 2012, the Company sold its Australian segment. As a result, the Company has applied retrospective adjustments for 2011, 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2011.

•	Brazil. During the fourth quarter of 2011, the Company sold its Brazilian segment. As a result, the Company has applied retrospective adjustments for 2010 and 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2010.

•	Europe. During the third quarter of 2010, the Company discontinued its European segment, which was also known as European retail operations and has presented the results of the European segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009.

PTGI HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
NET REVENUE	$230,686	$302,959	$411,983	$178,739	$108,480	$104,482
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	220,315	285,631	389,412	168,698	104,152	99,714
Selling, general and administrative	34,692	45,202	42,299	25,557	7,265	9,893
Depreciation and amortization	12,032	3,204	6,636	380	47	49
(Gain) loss on sale or disposal of assets	(8)	520	124	—	—	54
Impairment charges	2,791	20,298	14,679	—	—	—

Total operating expenses	269,822	354,855	453,150	194,635	111,464	109,710

INCOME (LOSS) FROM OPERATIONS	(39,136)	(51,896)	(41,167)	(15,896)	(2,984)	(5,228)
INTEREST EXPENSE	(8)	(27)	(94)	(36)	5	8
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	14,904	1,292	2,902	(13,737)	(2,804)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(226)	90	169	(232)	(1)	2
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(588)	2,538	(4,301)	3,654	16,510	18,287

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(25,054)	(48,003)	(42,491)	(26,247)	10,726	13,069
REORGANIZATION ITEMS, net	—	—	—	1	(547)	318,653

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,054)	(48,003)	(42,491)	(26,246)	10,179	331,722
INCOME TAX BENEFIT (EXPENSE)	7,442	3,132	(1,066)	(1,044)	6,596	(859)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,612)	(44,871)	(43,557)	(27,290)	16,775	330,863
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(19,621)	(21,525)	15,069	5,172	(9,600)	140,007
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	148,839	94,265	(4,781)	2,926	(110)	251

NET INCOME (LOSS)	111,606	27,869	(33,269)	(19,192)	7,065	471,121
Less: Net (income) loss attributable to the noncontrolling interest	—	18	(5,461)	105	(333)	33

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$111,606	$27,887	$(38,730)	$(19,087)	$6,732	$471,154

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)	$(2.79)	$1.71	$2.32
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16	0.53	(1.00)	0.98
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)	0.30	(0.01)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$7.95	$2.02	$(2.98)	$(1.96)	$0.70	$3.30

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)	$(2.79)	$1.68	$1.91
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16	0.53	(0.98)	0.81
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)	0.30	(0.01)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$7.95	$2.02	$(2.98)	$(1.96)	$0.69	$2.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,047	13,844	12,994	9,721	9,600	142,695

Diluted	14,047	13,844	12,994	9,721	9,800	173,117

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$8.58	$4.09	$—	$—	$—	$—
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PTGi HOLDING, INC.
Income (loss) from continuing operations, net of tax	$(17,612)	$(44,853)	$(49,018)	$(27,185)	$16,442	$330,896
Income (loss) from discontinued operations, net of tax	(19,621)	(21,525)	15,069	5,172	(9,600)	140,007
Gain (loss) from sale of discontinued operations, net of tax	148,839	94,265	(4,781)	2,926	(110)	251

Net income (loss)	$111,606	$27,887	$(38,730)	$(19,087)	$6,732	$471,154

Balance Sheet Data:

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Total assets	$87,680	$301,190	$543,824	$514,459	$558,914
Total long-term obligations (including current portion)	$—	$127,112	$247,762	$243,891	$257,516
Total liabilities	$33,271	$232,687	$442,118	$431,425	$459,005
Total PTGi Holding, Inc. stockholders’ equity (deficit)	$54,409	$68,503	$101,706	$83,034	$99,909

Discontinued Operations Data:

	Successor					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Net revenue	$132,515	$375,264	$602,647	$623,715	$315,853	$287,035
Operating expenses	119,392	343,263	549,217	608,265	309,610	255,342

Income (loss) from operations	13,123	32,001	53,430	15,450	6,243	31,693
Interest expense	(11,362)	(24,621)	(32,702)	(35,647)	(17,331)	(13,955)
Gain (loss) on early extinguishment or restructuring of debt	(21,124)	(21,682)	(7,346)	165	(4,146)	—
Interest income and other income (expense)	(51)	283	189	580	328	412
Foreign currency transaction gain (loss)	(378)	(2,550)	1,539	12,624	1,874	2,834
Reorganization items	—	—	—	—	(14)	122,071

Income (loss) before income tax	(19,792)	(16,569)	15,110	(6,828)	(13,046)	143,055
Income tax (expense) benefit	171	(4,956)	(41)	12,000	3,446	(3,048)

Income (loss) from discontinued operations	$(19,621)	$(21,525)	$15,069	$5,172	$(9,600)	$140,007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction and Overview of Operations

We operate an extensive network of direct routes. We provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). We provide a quality service via direct routes and by forming strong relationships with carefully selected partners. We classify our services into two categories: Traditional Services and International Carrier Services (“ICS”). We have provided these services from our two business units: North America Telecom and ICS. However, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom segment. The closing of the sale of the remainder of our North America Telecom segment, consisting of our subsidiary Primus Telecommunications, Inc. (“PTI”), has been deferred pending the receipt of regulatory approvals. As a result of the disposition of substantially all of our North America Telecom operations, and the pending disposition of the remainder of such operations, the North America Telecom segment no longer is a separate reportable business segment and we have applied retrospective adjustments to reflect such segment as a discontinued operation.

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data, as a result of which we no longer operate a BLACKIRON Data business unit and have applied retrospective adjustments to reflect BLACKIRON Data as a discontinued operation.

As a result of the foregoing, our reportable operating segment is ICS. Effective in the fourth quarter of 2013, we determined to reclassify ICS as a continuing operation. Since the second quarter of 2012, ICS had been reported as a discontinued operation as a result of being held for sale.

Our focus is on expanding ICS and the continued evaluation of strategic initiatives to maximize shareholder value. Within ICS, we interconnect with major U.S. operators and route voice traffic to all 145,000+ NPA-NXX codes in the United States. We employ both LNP dipping and LRN capabilities to ensure that voice calls get to the termination point faster and more directly. This saves our customers money, and provides for a better end user experience. Destination networks are targeted dynamically for accurate routing, helping to eliminate incremental charges and reducing overall operating costs. We pride ourselves on a high quality of service with an emphasis on long-standing relationships with our customers and partners.

We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, and our International Carrier Services; particularly in our primary markets of Asia Pacific, Latin America, North America/Canada/Mexico and Europe/Middle East/Asia.

Based on Schedule 13D filings of Harbinger Group Inc. (“HGI”), HGI and other HGI-affiliated entities purchased approximately 40.5% of PTGi in January 2014.

Recent Developments

Decision to Cease the Pursuit of Divestiture of ICS

In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. Accordingly, the Company has applied retrospective adjustments for the years ended December 31, 2012 and 2011 and revenue, costs and expenses of ICS are now included in the respective captions in the consolidated statements of operations. In addition, the assets and liabilities of ICS are now included in the respective captions in the consolidated balance sheets as of December 31, 2013.

Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

On August 30, 2013, PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc. “PTHI”), consummated the redemption of approximately $125.3 million of its 10% Senior Secured Notes due 2017 (the “10% Notes”) and 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”). The $125.3 million consisted of approximately $12.7 million in aggregate principal amount of its 10% Notes at a redemption price equal to 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of its 10% Exchange Notes at a redemption price equal to 100.00% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI thereby satisfied and discharged the indenture governing the 10% Notes and 10% Exchange Notes (the “10% Notes Indenture”), as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including PTGi) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10% Exchange Notes securing such notes were released.

On August 30, 2013, PTHI and Primus Telecommunications Canada Inc. (“PTCI”) consummated the redemption of approximately $2.4 million in aggregate principal amount of its 13% Senior Secured Notes due 2016 (the “13% Notes”) at a redemption price equal to 106.50% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011.

Divestiture of North America Telecom

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., PTCI, Telesonic Communications Inc., and Globility Communications Corporation, which constituted substantially all of our North America Telecom segment, to affiliates of York Capital Management, an investment firm for $129 million. The sale of PTI is also contemplated as part of this transaction. The closing of the sale of PTI, which constitutes the remainder of our North America Telecom segment, has been deferred pending the receipt of regulatory approvals. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. The escrow has been recorded as part of prepaid expenses and other current assets as of December 31, 2013 in the condensed consolidated balance sheet.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the purchase agreement. $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to us and $0.8 million was disbursed to the purchaser upon the completion of such adjustments. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million and $4.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet.

Divestiture of BLACKIRON Data

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. The purchase price is subject to potential downward or upward post-closing adjustments based on net working capital and cash at closing. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement.

Foreign Currency

Foreign currency can impact our financial results. During the year ended December 31, 2013, approximately 53% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for ICS, depending upon whether the business in ICS is operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on the reported losses for ICS.

For the year ended December 31, 2013, as compared to the year ended December 31, 2012, the USD was stronger on average as compared to the CAD and GBP. For the year ended December 31, 2012, as compared to the year ended December 31, 2011, the USD was stronger on average as compared to the CAD and GBP; the USD was weaker on average as compared to the AUD. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2013, 2012 and 2011:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Years Ended December 31,
				2013 vs 2012		2012 vs 2011
	2013	2012	2011	Variance $	Variance %	Variance $	Variance %
Canada (1)	$109,167	$223,301	$246,612	$(114,134)	-51.1%	$(23,311)	-9.5%
Australia (1)	—	114,860	286,462	(114,860)	-100.0%	(171,602)	-59.9%
United Kingdom (1)	122,123	202,196	273,053	(80,073)	-39.6%	(70,857)	-25.9%
Brazil (1)	—	—	25,457	—	0%	(25,457)	-100.0%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Years Ended December 31,
				2013 vs 2012		2012 vs 2011
	2013	2012	2011	Variance $	Variance %	Variance $	Variance %
Canada (1) (in CAD)	$111,090	$223,190	$243,656	$(112,100)	-50.2%	$(20,466)	-8.4%
Australia (1) (in AUD)	—	110,408	277,461	(110,408)	-100.0%	(167,053)	-60.2%
United Kingdom (1) (in GBP)	78,371	127,726	170,124	(49,355)	-38.6%	(42,398)	-24.9%
Brazil (1) (in BRL)	—	—	42,049	—	0%	(42,049)	-100.0%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and are recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date.

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

Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360.

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by an estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

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

The Company’s reporting units in 2011 were Australia, Canada and US/ICS. In May 2012, the Australian reporting unit was sold, and the reporting units were Canada and US/ICS. Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012 and its goodwill being classified as a held for sale asset, the reporting units were Canada and US. Subsequent to the sale of North America Telecom (which included the Canada reporting unit) in the third quarter of 2013, the Company had no goodwill attributable to the remaining US reporting unit. The US reporting unit goodwill was attributable to PTI, the unsold portion of North America

Telecom, and was included in assets held for sale. As a result of the decision to cease the sale process of ICS as of December 31, 2013, ICS became a reporting unit and its goodwill was reclassified as a held and used asset.

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

Intangible assets not subject to amortization consisted of certain trade names. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consisted of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

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

The current carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 4—“Goodwill and Other Intangible Assets.”

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, at December 31, 2013, the Company classified the net assets of the remaining portion of North America Telecom, PTI, as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

Prior to December 31, 2013, ICS was included in held for sale assets. Under ASC 360, when a long-lived asset previously classified as held for sale is reclassified as held and used, the assets and liabilities are measured individually at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. The Company has determined that the carrying value of the current assets and current liabilities of ICS approximate fair value. With respect to the carrying value of the property and equipment of ICS, the Company first recorded depreciation for the period July 1, 2012 through December 31, 2013 and subsequently impaired any assets that had no future benefit. The resulting adjusted carrying value of ICS was lower than its fair value. The goodwill of ICS was tested for impairment under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required.

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets. The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 15—“Discontinued Operations.”

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and the year ended December 31, 2012 as compared to the year ended December 31, 2011.

We also present detailed changes in results, excluding currency impacts, since a portion of our revenues is derived outside of the United States, and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with US GAAP using local currency) and converted such amounts utilizing the same USD to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations. We believe that the comparison of the combined financial results provides management and investors with a meaningful analysis of our performance and trends for comparative purposes.

Discontinued Operations

2013 Developments— In the second quarter of 2013, the Company sold its BLACKIRON Data segment. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 15—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt issued by PTHI on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. ICS had been classified as a discontinued operation since the second quarter of 2012 as a result of being held for sale.

2012 Developments—During the second quarter of 2012, the Company sold its Australian segment.

2011 Developments—During the fourth quarter of 2011, the Company sold its Brazilian segment.

As a result of these events, the Company’s consolidated financial statements reflect the BLACKIRON Data, North America Telecom, Australian and Brazilian segments, as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt as discontinued operations for the years ended December 31, 2013, 2012 and 2011. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of December 31, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the consolidated balance sheets as of December 31, 2013 and 2012.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenue	$132,515	$375,264	$602,647
Operating expenses	119,392	343,263	549,217

Income (loss) from operations	13,123	32,001	53,430
Interest expense	(11,362)	(24,621)	(32,702)
Gain (loss) on early extinguishment or restructuring of debt	(21,124)	(21,682)	(7,346)
Interest income and other income (expense)	(51)	283	189
Foreign currency transaction gain (loss)	(378)	(2,550)	1,539

Income (loss) before income tax	(19,792)	(16,569)	15,110
Income tax (expense) benefit	171	(4,956)	(41)

Income (loss) from discontinued operations	$(19,621)	$(21,525)	$15,069

Results of Operations

Results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2013		December 31, 2012					December 31, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
International Carrier Services	232,505	100.0%	302,959	100.0%	(70,454)	-23.3%	(1,819)	230,686	100.0%

Total Net Revenue	232,505	100.0%	302,959	100.0%	(70,454)	-23.3%	(1,819)	230,686	100.0%

Net revenue: Net revenue, exclusive of the currency effect, decreased $70.5 million, or 23.3%, to $232.5 million for the year ended December 31, 2013 from $303.0 million for the year ended December 31, 2012. Inclusive of the currency effect which accounted for a decrease of $1.8 million, net revenue decreased $72.3 million to $230.7 million for the year ended December 31, 2013 from $303.0 million for the year ended December 31, 2012. The decrease is primarily due to a significant decline in both domestic and international terminations year over year.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2013		December 31, 2012					December 31, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
International Carrier Services	222,066	95.5%	285,631	94.3%	(63,565)	-22.3%	(1,751)	220,315	95.5%

Total Cost of Revenue	222,066	95.5%	285,631	94.3%	(63,565)	-22.3%	(1,751)	220,315	95.5%

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $63.6 million to $222.1 million, or 95.5% of net revenue, for the year ended December 31, 2013 from $285.6 million, or 94.3% of net revenue, for the year ended December 31, 2012. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenue decreased $65.3 million to $220.3 million for the year ended December 31, 2013 from $285.6 million for the year ended December 31, 2012. The decrease is primarily due to the decrease in net revenue. While there have been significant declines in both net revenue and cost of revenue, exclusive of currency, cost of revenue as a percentage of net revenue remained flat; and inclusive of currency, decreased only 120 basis points year over year.

								Inclusive of
	Exclusive of Currency Effect							Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2013		December 31, 2012					December 31, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
International Carrier Services	16,312	7.0%	20,536	6.8%	(4,224)	-20.6%	(40)	16,272	7.1%
Corporate	18,420	0.0%	24,666	0.0%	(6,246)	-25.3%	—	18,420	0.0%

Total SG & A	34,732	14.9%	45,202	14.9%	(10,470)	-23.2%	(40)	34,692	15.0%

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $10.5 million to $34.7 million, or 14.9% of net revenue, for the year ended December 31, 2013 from $45.2 million, or 14.9% of net revenue, for the year ended December 31, 2012. The currency effect was immaterial. The decrease is primarily due to a $3.8 million decrease in salaries and benefits, a $3.2 million decrease in general and administrative expenses, a $2.5 million decrease in professional fees, a $0.6 million decrease in occupancy costs and a $0.4 million decrease in travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $8.8 million to $12.0 million for the year ended December 31, 2013 from $3.2 million for the year ended December 31, 2012. Depreciation and amortization expense in 2013 includes depreciation and amortization for the period July 1, 2012 – December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013.

Asset impairment expense: Asset impairment expense decreased $17.5 million to $2.8 million for the year ended December 31, 2013 from $20.3 million for the year ended December 31, 2012. For the year ended December 31, 2013, asset impairment expense primarily includes $2.0 million related to the impairment of property and equipment as a result of reclassifying ICS from held for sale to held and used. For the year ended December 31, 2012, asset impairment expense includes $10.3 million related to the write down of carrying value of ICS when it was classified as a held for sale asset in the second quarter of 2012 and $10.0 million related to the impairment of our U.S. trade name, “Primus Telecommunications.”

Gain (loss) from contingent rights valuation: The gain from the change in fair value of the CVRs increased $13.6 million to a $14.9 million gain for the year ended December 31, 2013 from a $1.3 million gain for the year ended December 31, 2012. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. As a result of the pending sale of North America Telecom during the second quarter of 2013, which would constitute a change of control under the CVR Agreement and likely result in the expiration of the CVRs and termination of the CVR Agreement absent any required distribution of shares of our common stock with respect to the CVRs, the fair value of the CVRs was marked at zero as of June 30, 2013. See Note 9—“Stockholders’ Equity” and Note 11—“Fair Value of Financial Instruments and Derivatives” for a further discussion of the valuation and expiration of the CVRs in connection with the North America Telecom transaction.

Interest income and other income (expense), net: Interest income and other income (expense), net decreased $0.3 million to expense of $0.2 million for the year ended December 31, 2013 from income of $0.1 million for the year ended December 31, 2012.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $3.1 million to a $0.6 million loss for the year ended December 31, 2013 from a gain of $2.5 million for the year ended December 31, 2012. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency translation loss on the intercompany payable balances that our Canadian subsidiaries had with our U.S. subsidiaries due to a decrease in the exchange rate in the first quarter of 2013. We incurred a foreign currency translation gain on the intercompany payable balances that our Canadian subsidiaries had with our U.S. subsidiaries due to an increase in the exchange rate in the first and third quarters of 2012.

Income tax benefit (expense): Income tax benefit increased $4.3 million to $7.4 million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012. Included in the benefit for the year ended December 31, 2013 is a benefit from reversing foreign withholding tax, expiration of the statute of limitations and state tax refunds. Included in the benefit for the year ended December 31, 2012 is a benefit from the release of a liability on our U.S. trade name, “Primus Telecommunications,” and certain ASC 740 liabilities as a result of the expiration of the statute of limitations, partially offset by expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest.

Results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011

								Inclusive of
	Exclusive of Currency Effect							Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2012		December 31, 2011					December 31, 2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
International Carrier Services	305,499	100.0%	411,983	100.0%	(106,484)	-25.8%	(2,540)	302,959	100.0%

Total Net Revenue	305,499	100.0%	411,983	100.0%	(106,484)	-25.8%	(2,540)	302,959	100.0%

Net revenue: Net revenue, exclusive of the currency effect, decreased $106.5 million, or 25.8%, to $305.5 million for the year ended December 31, 2012 from $412.0 million for the year ended December 31, 2011. Inclusive of the currency effect which accounted for a decrease of $2.5 million, net revenue decreased $109.0 million to $303.0 million for the year ended December 31, 2012 from $412.0 million for the year ended December 31, 2011. The decrease is primarily due to a significant decline in both domestic and international terminations year over year.

								Inclusive of
	Exclusive of Currency Effect							Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2012		December 31, 2011					December 31, 2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
International Carrier Services	288,055	94.3%	389,412	94.5%	(101,357)	-26.0%	(2,424)	285,631	94.3%

Total Cost of Revenue	288,055	94.3%	389,412	94.5%	(101,357)	-26.0%	(2,424)	285,631	94.3%

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $101.4 million to $288.0 million, or 94.3% of net revenue, for the year ended December 31, 2012 from $389.4 million, or 94.5% of net revenue, for the year ended December 31, 2011. Inclusive of the currency effect, which accounted for a $2.4 million decrease, cost of revenue decreased $103.8 million to $285.6 million for the year ended December 31, 2012 from $389.4 million for the year ended December 31, 2011. The decrease is primarily due to the decrease in net revenue. While there have been significant declines in both net revenue and cost of revenue, exclusive of currency, cost of revenue as a percentage of net revenue remained flat; and inclusive of currency, decreased only 20 basis points year over year.

								Inclusive of
	Exclusive of Currency Effect							Currency Effect
	Year Ended				Year-over-Year			Year Ended
	December 31, 2012		December 31, 2011					December 31, 2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
International Carrier Services	20,599	6.7%	21,275	5.2%	(676)	-3.2%	(62)	20,537	6.8%
Corporate	24,665	0.0%	21,024	0.0%	3,641	17.3%	—	24,665	0.0%

Total SG & A	45,264	14.8%	42,299	10.3%	2,965	7.0%	(62)	45,202	14.9%

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, increased $3.0 million to $45.3 million, or 14.8% of net revenue, for the year ended December 31, 2012 from $42.3 million, or 10.3% of net revenue, for the year ended December 31, 2011. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expenses decreased $2.9 million to $45.2 million for the year ended December 31, 2012 from $42.3 million for the year ended December 31, 2011. The increase is primarily due to a $3.4 million increase in salaries and benefits, and a $0.9 million increase in professional fees, partially offset by a $1.3 million decrease in general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense decreased $3.4 million to $3.2 million for the year ended December 31, 2012 from $6.6 million for the year ended December 31, 2011. Depreciation and amortization expense in 2012 included depreciation and amortization for only the period January 1, 2012 – June 30, 2012 as the property and equipment of ICS was reclassified to assets held for sale on June 30, 2012 and depreciation ceased.

Asset impairment expense: Asset impairment expense increased $5.6 million to $20.3 million for the year ended December 31, 2012 from $14.7 million for the year ended December 31, 2011. For the year ended December 31, 2012, asset impairment expense includes $10.3 million related to the write down of carrying value of ICS when it was classified as a held for sale asset in the second quarter of 2012 and $10.0 million related to the impairment of our U.S. trade name, “Primus Telecommunications”. For the year ended December 31, 2011, asset impairment expense includes $14.7 million related to the impairment of goodwill associated with the acquisition of Arbinet Corporation in the first quarter of 2011.

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

Interest income and other income (expense), net: Interest income and other income (expense), net decreased $0.1 million to income of $0.1 million for the year ended December 31, 2012 from $0.2 million for the year ended December 31, 2011.

Foreign currency transaction gain (loss): Foreign currency transaction loss decreased $6.8 million to a gain of $2.5 million for the year ended December 31, 2012 from a loss of $4.3 million for the year ended December 31, 2011. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency. We incurred a foreign currency translation gain on the intercompany payable balances that our Canadian subsidiaries had with our U.S. subsidiaries due to an increase in the exchange rate in the first and third quarters of 2012. We incurred a foreign currency loss on the intercompany balances that our Canadian and Australian subsidiaries had with our U.S. subsidiaries due to decreases in the exchange rate in the third quarter of 2011.

Income tax benefit (expense): Income tax benefit (expense) is a $3.1 million benefit for the year ended December 31, 2012 compared to a $1.1 million expense for the year ended December 31, 2011. Included in the benefit for the year ended December 31, 2012 is a benefit from the release of a liability on our U.S. trade name, “Primus Telecommunications,” and certain ASC 740 liabilities as a result of the expiration of the statute of limitations, partially offset by expenses consisting of a provision for foreign income taxes and foreign withholding tax on intercompany interest. Included in the expense for the year ended December 31, 2011 is a provision for foreign withholding and state taxes.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Special Dividend

In August 2013, PTGi’s Board of Directors declared and paid a special cash dividend with respect to PTGi’s issued and outstanding common stock. The special dividend of $8.50 per share was paid on August 27, 2013 to holders of record of PTGi common stock as of August 20, 2013, which resulted in a payment of an aggregate of approximately $119.8 million to PTGi stockholders. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

Divestiture of North America Telecom and Related Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

On July 31, 2013, the Company completed the initial sale of its North America Telecom segment to affiliates of York Capital Management, an investment firm. The sale of PTI, which constitutes the remainder of the North America Telecom segment, has been deferred pending the receipt of regulatory approval. See “—Recent Developments—Divestiture of North America Telecom.”

In connection with the closing of the initial sale of our North America Telecom segment, PTHI and PTCI, as applicable, consummated the redemption of the 10% Notes, 10% Exchange Notes and 13% Notes and attendant satisfaction and discharge of the governing indentures on August 30, 2013. See “—Recent Developments—Redemption of 13% Notes, 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures.”

Divestiture of BLACKIRON

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc. and its affiliates. See “—Recent Developments—Divestiture of BLACKIRON Data.”

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment, including switches, related transmission equipment and capacity, development of back-office systems and income taxes. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $20.3 million for the year ended December 31, 2013 as compared to net cash provided by operating activities of $23.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, net income, net of non-cash operating activity, used $1.3 million of cash. Other major drivers included a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $7.8 million, a decrease in accrued income taxes of $7.4 million, an increase in prepaid expenses and other current assets of $4.8 million, an increase in accounts receivable of $2.9 million, a decrease in accounts payable of $2.0 million and a decrease in accrued interest of $1.7 million, partially offset by an increase in accrued interconnection costs of $4.4 million and a decrease in other assets of $3.2 million.

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

Net cash provided by investing activities was $258.1 million for the year ended December 31, 2013 as compared to $149.7 million for the year ended December 31, 2012. Net cash provided by investing activities during the year ended December 31, 2013 included $270.6 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments and a decrease in restricted cash of $0.5 million, partially offset by $12.6 million of capital expenditures and $0.4 million used in the acquisition of businesses.

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

Net cash used in financing activities was $250.1 million for the year ended December 31, 2013 as compared to $191.1 million for the year ended December 31, 2012. Net cash used in financing activities during the year ended December 31, 2013 included $127.7 million used in the redemption of the 13% Notes, 10% Notes and 10%

Exchange Notes, $119.8 million used to pay a special cash dividend to our shareholders, $1.2 million used to pay fees on the redemption of the 13% Notes, 10% Notes and 10% Exchange Notes, $1.2 million used to pay dividend equivalents to our shareholders, $1.0 million used to satisfy the tax obligations for shares issued under equity-based compensation arrangements and $0.3 million used to reduce the principal amounts outstanding on capital leases, partially offset by $1.1 million in proceeds from the sale of common stock.

Net cash used in financing activities was $191.1 million for the year ended December 31, 2012 as compared to $38.8 million for the year ended December 31, 2011. Net cash used in financing activities during the year ended December 31, 2012 included $119.0 million used to repurchase a portion of the 10% Notes, $55.3 million used to pay special cash dividends to our shareholders, $13.5 million used to pay fees related to the repurchase of a portion of the 10% Notes, the subsequent November and December note exchanges for a portion of the 10% Notes and the exchange offers and consent solicitation that was consummated in July 2011, $1.7 million used to reduce the principal amounts outstanding on capital leases and $1.7 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by $0.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of December 31, 2013, we had $9.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months.

As of December 31, 2013, we have $13.9 million in future operating lease payments.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$13,941	$3,655	$5,171	$2,988	$2,127

Total minimum principal & interest payments	13,941	3,655	5,171	2,988	2,127
Less: Amount representing interest	—	—	—	—	—

Total contractual obligations	$13,941	$3,655	$5,171	$2,988	$2,127

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

Related Party Transactions

For a discussion of our “Related Party Transactions,” refer to Note 12—“Related Parties” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•	the ability of ICS to generate sufficient revenue and cash flow to fund our ongoing operations;

•	our ability to complete the sale of the remaining portion of our North America Telecom segment;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to our product offerings;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

•	the impact on the holders of PTGi’s common stock if we issue additional shares of PTGi common stock or preferred stock;

•	the impact of decisions by PTGi’s significant stockholders, whose interest may differ from those of PTGi’s other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for PTGi’s common stock as a result of our delisting from the NYSE or other conditions, and the failure of PTGi to subsequently relist its common stock on a national securities exchange;

•	our possible inability to raise additional capital when needed, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

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

Foreign currency exchange rates—Foreign currency can impact our financial results. During the year ended December 31, 2013, approximately 53% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for ICS, depending upon whether the business in ICS is operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on the reported losses for ICS.

In the year ended December 31, 2013, as compared to the year ended December 31, 2012, the USD was stronger on average as compared to the CAD and GBP. As a result, the revenue of our subsidiaries whose local currency is CAD and GBP decreased 50.2% and 38.6%, respectively, in their local currencies compared to the year ended December 31, 2012, and decreased 51.1% and 39.6%, respectively, in USD.

In the year ended December 31, 2012, as compared to the year ended December 31, 2011, the USD was stronger on average as compared to the CAD and GBP; the USD was weaker on average as compared to the AUD. As a result, the revenue of our subsidiaries whose local currency is CAD, GBP and AUD decreased 8.4%, 24.9% and 60.2%, respectively, in their local currencies compared to the year ended December 31, 2011, and decreased 9.5%, 25.9% and 59.9%, respectively, in USD.

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

Evaluation of Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting as of December 31, 2013 appears on page F-2 and is incorporated herein by reference. The report of BDO on the effectiveness of internal control over financial reporting is set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2014 annual meeting of stockholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2014 (“2014 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2014 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2014 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference. Information relating to beneficial ownership reporting compliance is set forth in our 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert is set forth in our 2014 Proxy Statement under the Caption “Board Committees” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement and is incorporated herein by reference.

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

b) Exhibit listing

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Equity Purchase Agreement, dated April 15, 2012, by and among M2 Telecommunications Group Ltd, PTGi International, Inc. (f/k/a Primus Telecommunications International, Inc. “PTII”) and PTGi Holding, Inc. (f/k/a Primus Telecommunications Group, Incorporated, “PTGi”) (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 19, 2012) (File No. 001-35210).

2.2	Equity Purchase Agreement, dated as of April 17, 2013, by and among Rogers Communications Inc., PTGi and Primus Telecommunications Canada Inc. (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 17, 2013) (File No. 001-35210).

2.3	Equity Purchase Agreement, dated as of May 10, 2013, by and among PTUS, Inc., PTCAN, Inc., PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc.), Lingo Holdings, Inc. and PTII (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on May 10, 2013) (File No. 001-35210).

3.1	Second Amended and Restated By-laws of PTGi (incorporated by reference to Exhibit 3.2 to PTGi’s Current Report on Form 8-K, filed on April 27, 2012) (File No. 001-35210).

3.2	Second Amended and Restated Certificate of Incorporation of PTGi (incorporated by reference to Exhibit 3.1 to PTGi’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.3	Certificate of Ownership of PTGi (incorporated by reference to Exhibit 3.1 to PTGi’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

4.1	Specimen of Common Stock (incorporated by reference to Exhibit 3.3 to PTGi’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

4.2	Class A Warrant Agreement, dated as of July 1, 2009, by and between PTGi and Broadridge Financial Solutions, Inc. (as successor-in-interest to StockTrans, Inc.) (incorporated by reference to Exhibit 4.1 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

4.3	Class B Warrant Agreement, dated as of July 1, 2009, by and between PTGi and Broadridge Financial Solutions, Inc. (as successor-in-interest to StockTrans, Inc.) (incorporated by reference to Exhibit 4.2 to PTGi’s Current Report on Form 8-K, filed on July 1, 2009) (File No. 000-29092).

10.1.1^	PTGi Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to PTGi’s Annual Report on Form 10-K, filed on March 25, 2011) (File No. 000-29092).

10.1.2^	Form of Time-Based Restricted Stock Unit Agreement under the Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.1.3^	Form of Performance-Based Restricted Stock Unit Agreement under the Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.1.4^	Form of Nonqualified Stock Option Agreement under the Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.1.5^	Form of Nonqualified Stock Option Agreement for Non-Employee Director Grants under the Management Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 on PTGi’s Quarterly Report on Form 10-Q, filed on November 14, 2011) (File No. 001-35210).

10.2^	Form of Indemnification Agreement between PTGi and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 on PTGi’s Quarterly Report on Form 10-Q, filed on August 15, 2011) (File No. 001-35210).

10.3.1^	Executive Employment Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.3.2^	Restricted Stock Agreement, dated as of October 12, 2010, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.2 to PTGi’s Current Report on Form 8-K, filed on October 13, 2010) (File No. 000-29092).

10.3.3^	Omnibus Amendment to Restricted Stock Agreements for Peter D. Aquino, dated November 1, 2011, by and between Peter D. Aquino and PTGi (incorporated by reference to Exhibit 10.15 to PTGi’s Annual Report on Form 10-K, filed on March 15, 2012).

10.3.4^	Amendment to Executive Employment Agreement, dated January 17, 2013, by and between PTGi and Peter D. Aquino (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on January 18, 2013) (File No. 001-35210).

10.3.5^	Separation and Release Agreement, dated April 26, 2013, by and between PTGi and Peter D. Aquino (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on April 26, 2013) (File No. 001-35210).

10.4.1^	Offer Letter, dated March 22, 2011, by and between PTGi and James C. Keeley (incorporated by reference to Exhibit 10.20 to PTGi’s Current Report on Form 10-K, filed on March 14, 2013) (File No. 001-35210).

10.4.2^	Separation and Release Agreement, dated December 4, 2013, by and among PTGi, Primus Telecommunications, Inc. (“PTI”), PTGi International Carrier Services, Inc. (“PTGi-ICS”) and James C. Keeley (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on January 27, 2014) (File No.001-35210).

10.5.1^	Offer Letter, dated February 24, 2011, by and between Primus Telecommunications Canada, Incorporated (“PTCI”) and Andrew Day (incorporated by reference to Exhibit 10.21 to PTGi’s Current Report on Form 10-K, filed on March 14, 2013) (File No. 001-35210).

10.5.2^	Amendment to Offer Letter, dated February 9, 2012, by and between PTCI and Andrew Day (incorporated by reference to Exhibit 10.22 to PTGi’s Current Report on Form 10-K, filed on March 14, 2013) (File No. 001-35210).

10.5.3^	Separation and Release Agreement, dated July 31, 2013, by and among PTGi, PTCI and Andrew Day (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on July 31, 2013) (File No. 001-35210).

10.6.1^	Offer Letter, dated November 2, 2010, by and between PTI and Richard Ramlall (filed herewith).

10.6.2^	Separation and Release Agreement, dated August 30, 2013, by and among PTGi, PTI and Richard Ramlall (incorporated by reference to Exhibit 10.1 to PTGi’s Current Report on Form 8-K, filed on September 3, 2013) (File No. 001-35210).

10.7.1^	Offer Letter, dated August 18, 2011, by and between PTGi and John D. Filipowicz (filed herewith).

10.7.2^	Offer Letter, dated March 11, 2011, by and between PTGi and John D. Filipowicz (filed herewith).

10.7.3^	Separation and Release Agreement, dated August 30, 2013, by and between PTGi and John D. Filipowicz (incorporated by reference to Exhibit 10.2 to PTGi’s Current Report on Form 8-K, filed on September 3, 2013) (File No. 001-35210).

10.8^	Offer Letter, dated March 20, 2000, by and between PTGi and Mesfin Demise (filed herewith).

21.1	Subsidiaries of PTGi (filed herewith).

24.1	Powers of Attorney of directors and officers of PTGi (included on signature page).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

PTGi HOLDING, INC.

By:	/S/ ROBERT M. PONS
Robert M. Pons Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Pons and Mesfin Demise, or each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Company’s Form 10-K for the fiscal year ended December 31, 2013, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT M. PONS Robert M. Pons	Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/S/ MESFIN DEMISE Mesfin Demise	Chief Financial Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)	March 31, 2014

/S/ WAYNE BARR, JR. Wayne Barr, Jr.	Director	March 31, 2014

/S/ PHILIP FALCONE Philip Falcone	Director	March 31, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of PTGi Holding, Inc. (“PTGi” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

/S/ ROBERT M. PONS	March 31, 2014
Robert M. Pons
Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ MESFIN DEMISE	March 31, 2014
Mesfin Demise
Chief Financial Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PTGi Holding, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of PTGi Holding Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PTGi Holding Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PTGi Holding Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PTGi Holding, Inc.

Herndon, Virginia

We have audited PTGi Holding Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PTGi Holding Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PTGi Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PTGi Holding, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2014

PTGi HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
NET REVENUE	$230,686	$302,959	$411,983
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	220,315	285,631	389,412
Selling, general and administrative	34,692	45,202	42,299
Depreciation and amortization	12,032	3,204	6,636
(Gain) loss on sale or disposal of assets	(8)	520	124
Asset impairment expense	2,791	20,298	14,679

Total operating expenses	269,822	354,855	453,150

INCOME (LOSS) FROM OPERATIONS	(39,136)	(51,896)	(41,167)
INTEREST EXPENSE	(8)	(27)	(94)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	14,904	1,292	2,902
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(226)	90	169
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(588)	2,538	(4,301)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,054)	(48,003)	(42,491)
INCOME TAX BENEFIT (EXPENSE)	7,442	3,132	(1,066)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,612)	(44,871)	(43,557)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(19,621)	(21,525)	15,069
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	148,839	94,265	(4,781)

NET INCOME (LOSS)	111,606	27,869	(33,269)
Less: Net (income) loss attributable to the noncontrolling interest	—	18	(5,461)

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$111,606	$27,887	$(38,730)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$7.95	$2.02	$(2.98)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)

NET INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$7.95	$2.02	$(2.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,047	13,844	12,994

Diluted	14,047	13,844	12,994

DIVIDENDS DECLARED PER BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$8.58	$4.09	$—
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PTGi HOLDING, INC.
Income (loss) from continuing operations, net of tax	$(17,612)	$(44,853)	$(49,018)
Income (loss) from discontinued operations, net of tax	(19,621)	(21,525)	15,069
Gain (loss) from sale of discontinued operations, net of tax	148,839	94,265	(4,781)

Net income (loss)	$111,606	$27,887	$(38,730)

See notes to consolidated financial statements.

PTGi HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$111,606	$27,869	$(33,269)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(7,583)	(8,156)	(2,292)

COMPREHENSIVE INCOME (LOSS)	104,023	19,713	(35,561)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	(711)	(5,504)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PTGi HOLDING, INC.	$104,023	$19,002	$(41,065)

See notes to consolidated financial statements.

PTGi HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,997	$23,197
Accounts receivable (net of allowance for doubtful accounts receivable of $2,476 and $1,771 at December 31, 2013 and 2012, respectively)	18,980	17,871
Prepaid expenses and other current assets	40,594	5,792
Assets held for sale	6,329	40,066

Total current assets	74,900	86,926
RESTRICTED CASH	—	848
PROPERTY AND EQUIPMENT – Net	2,962	65,315
GOODWILL	3,378	60,744
OTHER INTANGIBLE ASSETS – Net	—	63,024
OTHER ASSETS	6,440	24,333

TOTAL ASSETS	$87,680	$301,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,964	$12,218
Accrued interconnection costs	12,456	2,992
Deferred revenue	402	8,821
Accrued expenses and other current liabilities	7,002	20,565
Accrued income taxes	53	7,741
Accrued interest	—	1,716
Current portion of long-term obligations	—	66
Liabilities held for sale	4,823	24,304

Total current liabilities	31,700	78,423
LONG-TERM OBLIGATIONS	—	127,046
DEFERRED TAX LIABILITY	—	11,367
CONTINGENT VALUE RIGHTS	—	14,904
OTHER LIABILITIES	1,571	947

Total liabilities	33,271	232,687
COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value – 80,000,000 shares authorized; 14,257,545 and 13,965,155 shares issued and 14,225,919 and 13,933,529 shares outstanding at December 31, 2013 and 2012, respectively	14	14
Additional paid-in capital	98,598	98,534
Retained earnings (accumulated deficit)	(29,773)	(23,198)
Treasury stock, at cost – 31,626 shares at December 31, 2013 and 2012, respectively	(378)	(378)
Accumulated other comprehensive loss	(14,052)	(6,469)

Total stockholders’ equity	54,409	68,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,680	$301,190

See notes to consolidated financial statements.

PTGi HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

						Retained	Accumulated
				Additional		Earnings	Other
		Common Stock		Paid-In	Treasury	(Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Interest
Balance as of January 1, 2011	$83,034	9,801	$10	$86,984	$—	$(12,355)	$4,751	$3,644
Share-based compensation expense	5,218	—	—	5,218	—	—	—	—
Proceeds from sale of common stock, net	1,110	739	1	1,109	—	—	—	—
Transaction costs of merger	(1,121)	—	—	(1,121)	—	—	—	—
Stock consideration issued for merger	50,609	3,233	3	50,606	—	—	—	—
Purchase of treasury stock	(378)	(32)	—	—	(378)	—	—	—
Dividend to noncontrolling interest	(1,205)	—	—	—	—	—	—	(1,205)
Net income (loss)	(33,269)	—	—	—	—	(38,730)	—	5,461
Foreign currency translation adjustment	(2,292)	—	—	—	—	—	(2,335)	43

Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943
Share-based compensation expense	5,194	—	—	5,194	—	—	—	—
Proceeds from sale of common stock, net	124	193	—	124	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,653)	—	—	(1,653)	—	—	—	—
Dividends declared	(56,581)	—	—	(56,581)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	8,654	—	—	—	(8,654)
Net income (loss)	27,869	—	—	—	—	27,887	—	(18)
Foreign currency translation adjustment	(8,156)	—	—	—	—	—	(8,885)	729

Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)	$—
Share-based compensation expense	2,286	—	—	2,286	—	—	—	—
Proceeds from sale of common stock, net	1,158	328	—	1,158	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,000)	(36)	—	(1,000)	—	—	—	—
Dividends declared	(120,561)	—	—	(2,380)	—	(118,181)	—	—
Net income (loss)	111,606	—	—	—	—	111,606	—	—
Foreign currency translation adjustment	(7,583)	—	—	—	—	—	(7,583)	—

Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—

See notes to consolidated financial statements.

PTGi HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$111,606	$27,869	$(33,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	1,507	4,819	7,621
Share-based compensation expense	2,286	5,194	5,218
Depreciation and amortization	23,964	43,239	65,148
(Gain) loss on sale or disposal of assets	(148,848)	(93,175)	(8,163)
Impairment of goodwill and long-lived assets	3,123	20,298	14,679
(Accretion) amortization of debt premium/discount, net	86	201	213
Change in fair value of Contingent Value Rights	(14,904)	(1,292)	(2,902)
Deferred income taxes	(522)	119	(1,763)
(Gain) loss on early extinguishment or restructuring of debt	21,124	21,682	7,346
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(764)	(324)	1,898
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,892)	16,372	(540)
(Increase) decrease in prepaid expenses and other current assets	(4,803)	(1,397)	720
(Increase) decrease in other assets	3,221	5,933	3,550
Increase (decrease) in accounts payable	(2,014)	(8,393)	(9,747)
Increase (decrease) in accrued interconnection costs	4,418	(3,397)	(4,309)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(7,756)	(9,367)	(9,840)
Increase (decrease) in accrued income taxes	(7,432)	(942)	3,332
Increase (decrease) in accrued interest	(1,715)	(3,870)	3,740

Net cash provided by (used in) operating activities	(20,315)	23,569	42,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,577)	(31,747)	(31,533)
Sale of property and equipment and other assets	9	25	14,227
Cash from disposition of business, net of cash disposed	270,634	183,101	1,464
Cash acquired from business acquisitions, net of cash paid	(397)	(1,707)	9,501
Sales of marketable securities	—	—	4,087
(Increase) decrease in restricted cash	475	66	(78)

Net cash provided by investing activities	258,144	149,738	(2,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	—	11,625
Principal payments on long-term obligations	(128,036)	(120,763)	(44,970)
Payment of fees on restructuring of debt	(1,201)	(13,455)	(4,940)
Proceeds from sale of common stock, net	1,158	124	1,110
Payment of dividends	(119,788)	(55,265)	—
Payment of dividend equivalents	(1,235)	(125)	—
Payment to noncontrolling interest	—	—	(1,205)
Purchase of treasury stock	—	—	(378)
Taxes paid in lieu of shares issued for share-based compensation	(1,000)	(1,653)	—

Net cash used in financing activities	(250,102)	(191,137)	(38,758)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,927)	(25)	(2,324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,200)	(17,855)	(482)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,197	41,052	41,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,997	$23,197	$41,052

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,372	$24,908	$26,729
Cash paid for taxes	616	2,349	1,594
Non-cash investing and financing activities:
Capital lease additions	148	—	14,874
Acquisition purchase consideration recorded in working-capital and long-term liabilities	—	—	2,507
Business acquisition purchased with Company common stock	—	—	50,609
Prepayment premium associated with debt restructuring converted into new debt	—	9,084	22,666
Acquisition of noncontrolling interest	—	8,654	—

See notes to consolidated financial statements.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

PTGi Holding, Inc. (“PTGi” and, together with its subsidiaries, the “Company”) operates a network of direct routes and provides premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company classifies its services into two categories: Traditional Services and International Carrier Services (“ICS”); and has provided these services from our two business units: North America Telecom and ICS. However, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom segment. The closing of the sale of the remainder of our North America Telecom segment, consisting of our subsidiary Primus Telecommunications, Inc. (“PTI”), has been deferred pending the receipt of regulatory approvals.

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data. As a result of the foregoing, our reportable operating segment is ICS.

PTGi was formed as a corporation under the laws of Delaware in 1994 and operates as a holding company of operating subsidiaries primarily in the United States and the United Kingdom. On October 28, 2013, PTGi’s name was changed from Primus Telecommunications Group, Incorporated to PTGi Holding, Inc., pursuant to the merger of a wholly owned subsidiary with and into PTGi.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. Prior to July 31, 2012, the Company owned 45.6% of Globility Communications Corporation (“Globility”) through direct and indirect ownership structures. As a result of changes to the Telecommunications Act in Canada, the Company was no longer restricted by Canadian foreign ownership laws. Given these changes, PTGi International, Inc. (“PTII”) purchased the remaining 54.4% of Globility on July 31, 2012. The stock of Globility was included in the sale of the North America Telecom segment. Prior to the purchase of the remaining 54.4%, the results of Globility and its subsidiary were consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of ICS. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 15—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has applied retrospective adjustments for the years ended December 31, 2012 and 2011 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. In addition, the Company has applied retrospective adjustments for the years ended December 31, 2012 and 2011 to reflect the Company’s decision to cease its sale process of ICS. Accordingly, revenue, costs and expenses of ICS are now included in the respective captions in the consolidated statements of operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of December 31, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the consolidated balance sheets as of December 31, 2013 and 2012. See Note 15—“Discontinued Operations,” for further information regarding these transactions.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and are recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue.

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets.

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

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment—5 to 7 years, furniture and equipment—5 years and leasehold improvements and leased equipment—shorter of lease or 5 years. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Property and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such.

Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360.

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by an estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

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

The Company’s reporting units in 2011 were Australia, Canada and US/ICS. In May 2012, the Australian reporting unit was sold, and the reporting units were Canada and US/ICS. Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012 and its goodwill being classified as a held for sale asset, the

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

reporting units were Canada and US. Subsequent to the sale of North America Telecom (which included the Canada reporting unit) in the third quarter of 2013, the Company had no goodwill attributable to the remaining US reporting unit. The US reporting unit goodwill was attributable to PTI, the unsold portion of North America Telecom, and was included in assets held for sale. As a result of the decision to cease the sale process of ICS as of December 31, 2013, ICS became a reporting unit and its goodwill was reclassified as a held and used asset.

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

Intangible assets not subject to amortization consisted of certain trade names. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consisted of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

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

The current carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 4—“Goodwill and Other Intangible Assets.”

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, at December 31, 2013, the Company classified the net assets of the remaining portion of North America Telecom, PTI, as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

Prior to December 31, 2013, ICS was included in held for sale assets. Under ASC 360, when a long-lived asset previously classified as held for sale is reclassified as held and used, the assets and liabilities are measured individually at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. The Company has determined that the carrying value of the current assets and current liabilities of ICS approximate fair value. With respect to the carrying value of the property and equipment of ICS, the Company first recorded depreciation for the period July 1, 2012 through December 31, 2013 and

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

subsequently impaired any assets that had no future benefit. The resulting adjusted carrying value of ICS was lower than its fair value. The goodwill of ICS was tested for impairment under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required.

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets. The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 15—“Discontinued Operations.”

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

The Company has concluded that it has one asset group: the network. This is due to the nature of its telecommunications network which utilizes all of the points of presence (POPs), switches, cables and various other components throughout the network to form seamlessly the telecommunications gateway over which its products and services are carried for any given customer’s phone call. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

The Company makes assumptions about the remaining useful life of its long-lived assets. The assumptions are based on the average life of its historical capital asset additions, its historical asset purchase trend and that its primary assets, its network switches, have a life of 5 to 7 years. Because of the nature of its industry, the Company also assumes that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, the Company includes such estimated cash flows in its estimate.

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Deferred Financing Costs—Deferred financing costs incurred in connection with financing arrangements were reflected within other assets and were amortized over the life of the respective financing arrangements using the effective interest method. As the Company completed debt transactions, corresponding amounts of deferred financing costs were written-off in determining the gain or loss on early extinguishment or restructuring of debt.

Derivative Instruments—Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s pre-Reorganization Plan common stock contingent value rights (“CVRs”) to receive shares of Company common stock (subject to adjustment, the “CVR Shares”) in an original aggregate amount of up to 2,665,000 shares. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009. As a result of the special cash Dividends discussed in Note 9—“Stockholders’ Equity,” antidilution provisions in the CVR Agreement were triggered and the maximum aggregate number of CVR Shares issuable with respect to the CVRs was adjusted upward from 2,665,000 shares to 3,657,157 shares while the strike price with respect to the CVRs was adjusted downward from $35.95 to $26.20.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging” (“ASC 815”), as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. Post-issuance change in value is reflected in the consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of PTGi’s common stock price trends; in general, as the value of PTGi’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of PTGi’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company recognizes a change in value of the CVRs as gain from contingent value rights valuation. See Note 11—“Fair Value of Financial Instruments and Derivatives.”

The initial closing of the sale of North America Telecom (see Note 15—“Discontinued Operations”) constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the initial closing of the North America Telecom sale.

Share-Based Compensation—The Company accounts for share-based compensation under ASC No. 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payments”) (“ASC 718”), which addresses the accounting for share-based payment transactions whereby an entity receives employee

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company uses a Black-Scholes option valuation model to determine the fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future that do not contain antidilution provisions requiring the adjustment of exercise prices and option shares. Share-based compensation is recorded net of expected forfeitures.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of PTGi’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various tax contingencies.

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its carrier and retail business customers but generally does not require collateral to support customer receivables. The Company maintains its cash with high quality credit institutions, and its cash equivalents are in high quality securities.

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income from continuing operations, net of tax. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units and warrants.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

New Accounting Pronouncements

In July 2013, an update was issued to the Income Taxes Topic No. 740, ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assts. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. The Company’s effective date for adoption is January 1, 2014. The Company does not foresee this accounting update having a material effect on its consolidated financial statements in future periods, although that could change.

In March 2013, an update was issued to the Foreign Currency Matters Topic No. 830, ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) loss of a controlling financial interest in an investment in a foreign entity; or (3) step acquisition for a foreign entity. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. The Company’s effective date for adoption is January 1, 2014. The Company does not foresee this accounting update having a material effect on its consolidated financial statements in future periods, although that could change.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Network equipment	$5,303	$115,315
Furniture and equipment	380	4,652
Leasehold improvements	386	3,348
Construction in progress	—	6,291

Subtotal	6,069	129,606
Less: accumulated depreciation	(3,107)	(64,291)

Total property and equipment, net	$2,962	$65,315

At December 31, 2013 and 2012, total equipment under capital lease and vendor financing obligations consisted of $0 million and $3.8 million of network and peripheral equipment, respectively, with accumulated depreciation of $0 million and $2.2 million, respectively. The equipment under capital lease and vendor financing obligations was part of our North American Telecom operations sold during 2013.

Depreciation and amortization expense for property and equipment for the year ended December 31, 2013 was $12.0 million. Depreciation and amortization expense in 2013 included depreciation and amortization for the

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

period July 1, 2012 – December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with U.S. GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013. Depreciation and amortization expense for property and equipment for the years ended December 31, 2012 and 2011, including equipment under capital leases and vendor financing obligations, was $3.0 million and $6.2 million, respectively.

In conjunction with the decision to cease the sale process of ICS, the property and equipment was valued at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. As a result, the Company first recorded depreciation and amortization for the period July 1, 2012 through December 31, 2013 of $12.0 million and subsequently impaired assets that had no future benefit of $2.0 million. The Company used income-based approach looking at the most current financial projections available to determine the outlook for future income generation. Estimates of future income were projected for a five year forecast period after which assumptions were made relative to a terminal period. A discounted cash flow analysis using a 11.1% weighted average cost of capital was used to facilitate the calculation of fair value.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets not subject to amortization consisted of the following (in thousands):

	December 31,
	2013 (1)	2012 (2)
Goodwill	$3,378	$60,744
Trade names	$—	$27,000

(1)	The table above does not reflect the portion of goodwill of $3.7 million; as such non-amortizable intangible asset has been included in long-lived assets within assets held for sale as of December 31, 2013. This amount is attributable to the remaining portion of North America Telecom, PTI.
(2)	The table above does not reflect the portion of goodwill of $3.4 million; as such non-amortizable intangible asset has been included in long-lived assets within assets held for sale as of December 31, 2012. This amount is attributable to ICS.

Goodwill

The Company considered its commitment to dispose of ICS and the classification of its net assets as held for sale as a triggering event and tested the goodwill of the US/ICS reporting unit for impairment in June 2012. Although step one failed, the implied goodwill calculated in step two was sufficient to cover the recorded goodwill and no impairment charge was recorded. In conjunction with the Company’s commitment to dispose of ICS in June 2012, the Company allocated, based on its relative fair value to the US reporting unit in total, $9.3 million of goodwill to the long-lived assets of ICS, classified as held for sale (see Note 15—“Discontinued Operations”). In June 2012, subsequent to the allocation of the $9.3 million of goodwill to ICS, the Company evaluated the carrying value of ICS and as a result of it being lower than its fair value less costs to sell, recorded a write down of the goodwill from $9.3 million to $3.4 million.

The Company performed its annual goodwill impairment test for the US reporting unit on October 1, 2012. Based on the results of the step one test, the Company determined that the fair value was in excess of the carrying value and a step two test was not required. To facilitate the Company’s calculation of the fair value of the reporting unit, the valuation methods included a discounted cash flow analysis, considering a 14.5% weighted average cost of capital and market-based multiples of projected earnings for its terminal value. A key assumption in the fair value calculations was the Company’s future operating performance and resulting cash flow, which are inherently subject to significant uncertainties and contingencies and are based on management’s

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

best estimates at the date of measurement. Potential events which could have a negative effect on this and other key assumptions include competitive actions, technological developments, regulatory actions and currency movements.

The Company performed its annual goodwill impairment test for the Canada reporting unit on October 1, 2012. The Company utilized the provisions of ASU 2011-08, which allows the Company to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Canada reporting unit is less than its carrying amount. The Company analyzed current projections for future performance, as well as prior projections compared to current year results. The Company did not identify any material economic conditions, industry or market considerations or cost factors that would significantly alter the carrying value or fair value of the Canada reporting unit. In addition, the executive management team of the Canada reporting unit has remained static over the past year. All of these factors, combined with an immaterial change to the carrying value and a prior year valuation that resulted in a significant excess of fair value over the carrying value for step one, led to the conclusion that it is not more likely than not that the fair value of the Canada reporting unit is less than its carrying amount.

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

The Company completed the initial closing of the sale of the North America Telecom segment during the third quarter of 2013. A portion of North America Telecom included in the initial closing represented the remaining portion of goodwill, or $13.2 million, of the Canada reporting unit. In addition, regarding the US reporting unit, prior to its disposal, the Company allocated, based on relative fair value to the US reporting unit in total, $22.6 million of goodwill to the disposed entities of North America Telecom. The remaining goodwill of the US reporting unit of $4.0 million is applicable to PTI, and included in held for sale assets.

In conjunction with the decision to cease the sale process of ICS, ICS was valued at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. It was then reclassified to held and used as of December 31, 2013. Subsequent to such reclassification, the Company tested goodwill under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required. The Company used an income-based approach looking at the most current financial projections available to determine the outlook for future income generation. Estimates of future income were projected for a five year forecast period after which assumptions were made relative to a terminal period. A discounted cash flow analysis using a 11.1% weighted average costs of capital was used to facilitate the calculation of fair value.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	United States	ICS	Canada	Australia	Total
Balance as of January 1, 2012	$37,146	$—	$32,819	$1,937	$71,902
Effect of change in foreign currency exchange rates	—	—	863	(4)	859
Acquisition (disposition) of business	(1,280)	—	480	(1,933)	(2,733)
Allocation to disposal group	(9,284)	—	—	—	(9,284)

Balance as of December 31, 2012	$26,582	$—	$34,162	$—	$60,744
Effect of change in foreign currency exchange rates	—	—	(776)	—	(776)
Disposition of business	(22,568)	—	(33,386)	—	(55,954)
Allocation (to) from disposal group	(4,014)	3,378	—	—	(636)

Balance as of December 31, 2013	$—	$3,378	$—	$—	$3,378

Trade Names

In conjunction with the sale of the Australian segment in the second quarter of 2012, the Company also assigned the trade names owned by the Australian segment to M2 Telecommunications Group Ltd. Pursuant to the trade name assignment deed, entered into as part of the transaction, the assignee is restricted from using the specified trade names in any jurisdiction outside of Australia and New Zealand where the Company continues to hold existing rights. The value of the assigned trade names was $39.2 million, less a deferred tax liability of $15.2 million.

The Company performed its annual impairment test for the US trade name on October 1, 2012. In performing the impairment test for the US trade name, the Company estimated the fair value for the trade name based on projected revenues and the associated royalties earned from the use of the “Primus Telecommunications” trade name, and compared that to the carrying value of the trade name. The Company recorded an impairment loss of $10.0 million. The impairment loss is included in Asset impairment expense on the Company’s consolidated statements of operations. The primary driver for the decline in the estimated fair value of the US trade name was the absence of future royalties on revenue generated by the BLACKIRON Data operating segment of the Canada reporting unit. The US trade name of “Primus Telecommunications” was not used to generate revenue for BLACKIRON Data, which was marketed using its own name.

In conjunction with the Company’s commitment to dispose of ICS in June 2012, the Company reclassified indefinite-lived trade names of $0.7 million to the long-lived assets of ICS, classified as held for sale (see Note 15—“Discontinued Operations”). In June 2012, subsequent to reclassification of the indefinite-lived trade names of $0.7 million to the long-lived assets of ICS, the Company evaluated the carrying value of ICS and as a result of it being lower than its fair value less costs to sell, recorded a write down of the indefinite-lived trade names from $0.7 million to $0.

In conjunction with the initial closing of the sale of the North America Telecom segment, the Company also assigned the trade names used by the North America Telecom segment to affiliates of York Capital Management. The value of the assigned trade names was $27.0 million, less a deferred tax liability of $10.5 million.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The changes in the carrying amount of trade names by reporting unit for the years ended December 31, 2013 and 2012 are as follows (in thousands):

United States
Balance as of January 1, 2012	$76,900
Disposition of business	(39,200)
Reclassification to held for sale	(700)
Accumulated impairment loss	(10,000)

Balance as of December 31, 2012	$27,000
Disposition of business	(27,000)

Balance as of December 31, 2013	$—

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2013 (1)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$—	$—	$—	$3,500	$(1,140)	$2,360
Customer relationships	—	—	—	94,142	(60,478)	33,664

Total	$—	$—	$—	$97,642	$(61,618)	$36,024

(1)	The table above does not reflect the portion of the net book value of PTI customer relationships of $0.4 million; as such amortizable intangible asset has been included in long-lived assets within assets held for sale as of December 31, 2013. The net book value of the amortizable intangible assets attributable to BLACKIRON Data and the entities that were a part of the initial closing of the sale of North America Telecom were purchased by the buyers.

In June 2012, subsequent to reclassification of the amortizable intangible assets of $3.7 million to the long-lived assets of ICS, the Company evaluated the carrying value of ICS and as a result of it being lower than its fair value less costs to sell, recorded a write down of the amortizable intangible assets from $3.7 million to $0.

Amortization expense for trade names and customer relationships for the years ended December 31, 2013, 2012 and 2011 was $0, $0.2 million and $0.4 million, respectively.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31,
	2013	2012
Obligations under capital leases and other	$—	$101
13% Senior Secured Notes due 2016	—	2,403
10% Senior Secured Notes due 2017	—	12,692
10% Senior Secured Exchange Notes due 2017	—	112,587

Subtotal	$—	$127,783
Original issue discount on Senior Secured Notes	—	(671)

Subtotal	$—	$127,112
Less: Current portion of long-term obligations	—	(66)

Total long-term obligations	$—	$127,046

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13% Senior Secured Notes due 2016

In conjunction with the initial closing of the sale of the North America Telecom segment on July 31, 2013, PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc. “PTHI”) and Primus Telecommunications Canada Inc. (“PTCI”) issued a notice of redemption for all outstanding 13% Senior Secured Notes due 2016 (the “13% Notes”) with a redemption date of August 30, 2013 and irrevocably deposited $2.7 million in cash with the trustee for the 13% Notes, representing the principal amount of the 13% Notes to be redeemed, the applicable redemption premium with respect to such 13% Notes and accrued but unpaid interest on such 13% Notes to the redemption date. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including PTGi) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011. On August 30, 2013, PTHI and PTCI consummated the redemption of approximately $2.4 million in aggregate principal amount of its 13% Notes for a purchase price equal to 106.50% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. In connection with the August 2013 13% Notes redemption, the Company incurred $0.2 million of premiums and other costs and wrote off $3.7 million of deferred financing costs and $0.02 million of original issue discount in the third quarter of 2013.

10% Senior Secured Notes due 2017 and 10% Senior Secured Exchange Notes due 2017

Exchange Offers and Consent Solicitation; Issuance of the 10% Notes

On July 7, 2011, in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Notes issued by PTHI and PTCI and the 14  1⁄4% Senior Subordinated Secured Notes due 2013 (the “14  1⁄4% Notes”) issued by PTGi IHC, Inc., (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, and (iii) related transactions, PTHI issued $240.2 million in aggregate principal amount of the 10% Senior Secured Notes due 2017 (the “10% Notes”) under that certain indenture, dated as of July 7, 2011 (as amended or supplemented from time to time, the “10% Notes Indenture”), by and among PTHI, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Trustee. An aggregate of $228.6 million in principal amount of 10% Notes was issued pursuant to the Exchange Offers, and PTHI issued an additional $11.6 million in aggregate principal amount of 10% Notes for cash, the proceeds of which were used to redeem all 14  1⁄4% Notes that were not exchanged pursuant to the Exchange Offers and thereby discharge all of our obligations with respect to the 14  1⁄4% Notes. In connection with the Exchange Offers, the Company also incurred $6.9 million of third party costs in the third quarter of 2011.

Repurchases of 10% Notes

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes. In connection with this repurchase, the sellers of the 10% Notes, representing a majority in principal amount of the outstanding 10% Notes, consented to amendments of the 10% Notes Indenture to remove substantially all of the restrictive and reporting covenants under the 10% Notes Indenture, as well as certain events of default and related provisions. PTHI, the Guarantors and U.S. Bank National Association, as Trustee, entered into a Supplemental Indenture, dated as of September 17, 2012 (the “First Supplemental Indenture”), to memorialize such 10% Notes Indenture amendments. In connection with the September 2012 10% Notes repurchase, the Company incurred $10.9 million of premiums and other costs and wrote off $9.5 million of deferred financing costs and $0.7 million of original issue discount in the third quarter of 2012.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Prior to the September 2012 10% Notes repurchase, the Company repurchased $5.0 million in aggregate principal amount of the 10% Notes at 99% of face value in December 2011. In connection with the December 2011 10% Notes repurchase, the Company wrote off $0.4 million of deferred financing costs and original issue discount in the fourth quarter of 2011.

2012 Note Exchanges for Newly Issued 10% Exchange Notes

On November 14, 2012, PTHI consummated the exchange (the “Note Exchange”) of $79.7 million in aggregate principal amount of its 10% Notes for $86.9 million in aggregate principal amount of its 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”), which were newly issued pursuant to the Second Supplemental Indenture (as defined below) to the 10% Notes Indenture. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012. The 10% Exchange Notes accrue interest from November 14, 2012 and are guaranteed by the same entities, including PTGi, that guarantee the 10% Notes. The terms of the 10% Exchange Notes were substantially similar to those governing the 10% Notes, except that the applicable redemption price of the 10% Exchange Notes at any time such notes were redeemed would be 100.00% of the principal amount of such 10% Exchange Notes redeemed, plus accrued and unpaid interest.

In connection with the Note Exchange, the participating noteholders consented to amendments to the 10% Notes Indenture contained in, and PTGi and the other Guarantors agreed to enter into, that certain Second Supplemental Indenture and First Amendment to Collateral Agreement, dated as of November 14, 2012 (the “Second Supplemental Indenture”), by and among PTHI, the Guarantors and U.S. Bank National Association, as Trustee and Collateral Trustee. Among other things, the Second Supplemental Indenture (i) reinstated substantially all of the events of default, restrictive and reporting covenants and related provisions and definitions of the 10% Notes Indenture that were eliminated by the First Supplemental Indenture, with certain amendments thereto to establish a new $50,000,000 restricted payment basket and to permit the incurrence of certain additional parity lien debt, (ii) established the 10% Exchange Notes issuable under the 10% Notes Indenture, (iii) authorized the Note Exchange and (iv) made certain other changes in the 10% Notes Indenture that are of a technical or conforming nature, including the amendment and restatement of certain provisions, the addition of certain definitions and the amendment of certain cross-references. In connection with the Note Exchange, the Company also incurred $0.6 million of third party costs in the fourth quarter of 2012.

On December 19, 2012, PTHI consummated a second note exchange of $23.8 million in aggregate principal amount of its 10% Notes for $25.7 million in aggregate principal amount of its 10% Exchange Notes. PTHI also paid accrued but unpaid interest on the exchanged 10% Notes for the period from October 15, 2012 to, but not including, November 14, 2012.

The Company evaluated the application of ASC No. 470-50, “Debt—Modifications and Extinguishments” (“ASC 470-50”), and concluded that the November and December 2012 note exchanges described above constituted a debt modification with respect to the 10% Notes. Under ASC 470-50, the premium of $9.1 million paid to the exchanging holders of 10% Notes, was capitalized and was being amortized over the life of the 10% Exchange Notes.

Redemption of 10% Notes and 10% Exchange Notes and Satisfaction and Discharge of Related Indentures

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

In connection with the August 2013 10% Notes and 10% Exchange Notes redemption, the Company incurred $0.8 million of premiums and other costs and wrote off $0.8 million and $14.8 million of deferred financing costs, respectively, and $0.1 million and $0.5 million of original issue discount, respectively, in the third quarter of 2013. No redemption premium was paid for the 10% Exchange Notes.

6. INCOME TAXES

The provisions (benefits) for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current: Federal	$(256)	$—	$(209)
State	147	33	17
Foreign	(7,333)	(3,165)	1,258

Subtotal Current	(7,442)	(3,132)	1,066
Deferred: Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Subtotal Deferred	—	—	—

Income tax (benefit) expense	$(7,442)	$(3,132)	$1,066

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
US	$(24,833)	$(43,821)	$(32,008)
Foreign	(221)	(4,182)	(10,483)

Income (loss) from continuing operations before income taxes	$(25,054)	$(48,003)	$(42,491)

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax provision (benefit) at federal statutory rate	$8,769	$16,801	$14,871
Permanent differences	(1,877)	(46,464)	(7,650)
State tax (net of federal benefit)	95	44	87
Effect of foreign tax rate change	(235)	(2,828)	1,229
Foreign withholding taxes (net of federal)	(3,759)	725	1,258
Uncertain tax positions	(3,575)	—	—
Increase (decrease) in valuation allowance	(6,657)	32,491	(8,451)
Other	(203)	(3,901)	(278)

Income tax (benefit) expense	$(7,442)	$(3,132)	$1,066

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets	$138,334	$182,604
Valuation allowance	(118,323)	(149,494)
Deferred tax liabilities	(20,011)	(43,613)

Net deferred taxes	$—	$(10,503)

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain fixed and intangible assets were marked to their fair market values as a result of our emergence from bankruptcy in 2009, and the associated fresh-start accounting resulted in a substantial decrease to our deferred tax asset, net operating loss carryforwards, a discharge of certain tax liabilities, and tax attribute reduction, as prescribed by Internal Revenue Code Section 108. The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Current
Allowance for bad debt	$905	$1,055
Other	1,675	5,411
Valuation allowance	(2,580)	(6,466)

Total Current	$—	$—
Non-current
Basis difference in intangibles	$2,105	$(10,308)
Bond related adjustments	—	(3,631)
Capital loss carryforwards	1,726	23,990
Net operating loss carryforwards	96,230	103,023
Basis difference in fixed assets	15,560	19,311
Unrealized foreign exchange gains	—	(4)
Basis difference in foreign accounts receivable	8	(413)
Other	114	558
Valuation allowance	(115,743)	(143,029)

Total Non-current	$—	$(10,503)

As of December 31, 2013, the Company had foreign operating loss carryforwards of approximately $51.9 million of which $14.0 million expire periodically from 2014 through 2032, and the remainder of which carryforward without expiration.

At December 31, 2013, the Company projects United States operating loss carryforwards available to reduce future United States taxable income in the amount of $241.0 million, of which $125.0 million is subject to limitation under Section 382, and of which $116.0 million is not subject to the Section 382 limit. Of the $116.0 million carryforward NOL, $2.8 million resulted from stock compensation plan deductions in excess of accrued compensation cost for financial reporting purposes. Per the requirements of paragraph ASC 740-20-45-11(d), when the excess deduction is realized by reducing taxes payable, the tax effected amount of the excess is to be recognized in shareholders’ equity. Net operating losses which survived attribute reduction as a result of fresh-start accounting will expire periodically between 2015 through 2033, are subject to limitations in accordance with Section 382 of the Internal Revenue Code.

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

limitation is in addition to the NOL utilization limitation of approximately $1.6 million due to the July 1, 2009, ownership change. The annual limitation under section 382 of Arbinet then-existing NOLs is approximately $2.2 million.

The Company is required to determine whether it had a net unrealized built-in gain (“NUBIG”) or net unrealized built-in loss (“NUBIL”) at the 2009 bankruptcy emergence date. The Company estimated that there was a NUBIL at the time of the 2009 emergence date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the 2009 emergence date were subject to the Section 382 limitation. A 2011 review of tax basis demonstrated that at the emergence date in 2009 the Company was in a NUBIG, as a result certain depreciation and loss deductions that were previously limited are available. The amount of the previously limited losses is $8.0 million.

As a result of the 2009 fresh-start accounting, the Company has increased its deferred tax liabilities and goodwill by $55.7 million to reflect the increase in book basis without any increase in the tax basis of certain assets which were adjusted for the fresh-start. $29.7 million of the deferred tax liabilities relates to the fresh-start increase in the value of certain indefinite lived intangibles. These deferred tax liabilities will remain on the books indefinitely subject to reduction only if the related indefinite lived intangibles which gave rise to the deferred tax liabilities are impaired or disposed. In 2012, $19.2 million of deferred tax liabilities were removed as part of the disposition of Australia and due to impairment of fresh-start intangibles. In 2013, the remaining $10.5 million of deferred tax liabilities were removed as part of the disposition of Canada. The release of the deferred tax liabilities do not result in any payment of cash by the Company.

The Company incurred $(0.2) million, $(0.8) million and $(1.0) million of expense in 2013, 2012 and 2011, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

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

Reconciliations of the period January 1, 2011 to December 31, 2011, and January 1, 2012 to December 31, 2012 and January 1, 2013 to December 31, 2013 balances of unrecognized tax benefits are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at January 1,	$66,161	$86,206	$88,299
Foreign currency adjustments	—	—	(152)
Statute expiration	(3,295)	(1,172)	—
Gross increases (decreases) of tax positions in prior period	(28,178)	(21,496)	(2,112)
Audit resolution	—	—	—
Gross increases of tax positions in current period	508	2,623	171

Balance at December 31,	$35,196	$66,161	$86,206

The total unrecognized tax benefits as of December 31, 2013 were $35.2 million.

The Company conducts business globally, and as a result, PTGi or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2013
Canada	2006—2013
United Kingdom	2005—2013
Netherlands	2008—2013

The Company is currently under examination in various domestic and foreign tax jurisdictions, which, individually and in the aggregate, are not material.

7. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases, including continuing obligations of discontinued operations, as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2014	$3,655
2015	2,965
2016	2,206
2017	1,732
2018	1,256
Thereafter	2,127

Total long-term obligations	$13,941

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $2.1 million, $2.5 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

On January 16, 2014, Xplornet Communications Inc. and Xplornet Broadband Inc. (“Xplornet”) instituted an action in the Ontario Superior Court of Justice styled Xplornet Communications Inc. and Xplornet Broadband Inc. vs. Inukshuk Wireless Inc., Globility Communications Corporation, MIPPS Inc., Primus Telecommunications Canada Inc. and PTGi Holding, Inc. In such action, Xplornet alleges that they entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility, a former subsidiary of the Company. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk Wireless Inc. (“Inukshuk”) and Globility failed to negotiate in good faith. Xplornet also alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale. Xplornet claims that, as a result of the foregoing, it has been damaged in the amount of $50 million. We intend to assert that we have meritorious defenses in the foregoing matter and we intend to defend ourselves vigorously.

The Company is subject to other claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flow.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. SHARE-BASED COMPENSATION

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

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”). PTGi typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares. There are 2,000,000 shares authorized for awards under the Management Compensation Plan.

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

There were 690,948 and 430,972 options granted during the years ended December 31, 2013 and 2012, respectively. The weighted average fair value at date of grant for options granted during the years ended December 31, 2013 and 2012 was $0.26 and $1.63, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Years Ended December 31,
	2013	2012	2011
Expected option life	4 -5.75 Years	4 -5.75 Years	6 Years
Risk-free interest rate	1.17 - 1.73%	0.57 - 0.89%	1.12 - 1.91%
Expected volatility	35.55 - 37.23%	35.83 - 36.64%	41.25 - 43.32%
Dividend yield	0%	0%	0%

Total share-based compensation expense recognized by the Company in the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $5.2 million and $5.2 million, respectively. Most of PTGi’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock Units (RSUs)

A summary of PTGi’s RSU activity during the years ended December 31, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested – January 1, 2012	651,394	$13.01
Granted	62,000	$16.48
Vested	(371,277)	$13.33
Forfeitures	(55,909)	$15.17

Unvested – December 31, 2012	286,208	$12.91
Granted	20,000	$11.89
Vested	(283,626)	$12.79
Forfeitures	(82)	$15.60

Unvested – December 31, 2013	22,500	$13.59

As of December 31, 2013, PTGi had 22,500 unvested RSUs outstanding with respect to $0.2 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 22,500.

During the year ended December 31, 2013, the Board of Directors of PTGi accelerated the vesting of 98,280 RSUs awarded to certain employees as part of severance agreements. In addition, on December 31, 2013, the Board of Directors of PTGi accelerated the vesting of 28,833 RSUs, awarded to certain non-employee directors in conjunction with their departure from the Board of Directors. Share-based compensation expense recognized during the year ended December 31, 2013 from the accelerated vesting was $1.5 million.

Stock Options and Stock Appreciation Rights

A summary of PTGi’s stock option and stock appreciation rights activity during the years ended December 31, 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – January 1, 2012	129,080	$11.34
Granted	430,972	$11.01
Exercised	(11,214)	$11.62
Forfeitures	(336,594)	$12.23

Outstanding – December 31, 2012	212,244	$9.24
Granted	690,948	$3.64
Exercised	(75,564)	$5.93
Forfeitures	(237,769)	$9.07

Outstanding – December 31, 2013	589,859	$3.17

Eligible for exercise	482,066	$3.04

As discussed in Note 9—“Stockholders’ Equity,” as a result of the Dividends, the Company reduced the exercise price and increased the number of shares of common stock issuable upon exercise of such options. The Company has evaluated the accounting impact of modification accounting under ASC 718 and concluded that the modification of the terms of such instruments did not result in a significant change in fair value before and after the modification date. For the year ended December 31, 2012, there were 390,972 options granted (with a

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

weighted average exercise price of $10.39) and 332,374 options forfeited (with a weighted average exercise price of $12.22) included in the chart above related to these adjustments. For the year ended December 31, 2013, there were 650,948 options granted (with a weighted average exercise price of $3.13) and 203,654 options forfeited (with a weighted average exercise price of $10.02) included in the chart above related to these adjustments.

The following table summarizes the intrinsic values and remaining contractual terms of PTGi’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – December 31, 2013	$104,997	8.1
Options exercisable – December 31, 2013	$104,997	7.9

During the year ended December 31, 2013, 75,564 options were exercised with an intrinsic value of $0.2 million. As of December 31, 2013, PTGi had 107,793 unvested stock options and stock appreciation rights outstanding of which $0.1 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.0 years. The number of unvested stock options and stock appreciation rights expected to vest is 107,793 shares, with a weighted average remaining life of 9.0 years, a weighted average exercise price of $3.79, and an intrinsic value of $0.

9. STOCKHOLDERS’ EQUITY

As of December 31, 2013 and 2012, there were 14,225,919 and 13,933,529 shares of common stock outstanding, respectively.

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Dividends that occurred in 2012 and 2013 (discussed below under “—Special Dividends”) triggered the antidilution adjustment provisions in the Warrant Agreements, such that (A) the exercise price with respect to (i) the Class A-1 Warrants was adjusted downward to $2.79, (ii) the Class A-2 Warrants was adjusted downward to $3.77, (iii) the Class A-3 Warrants was adjusted downward to $4.67, and (iv) the Class B Warrants was adjusted downward to $5.93; and (B) after taking into account exercised Warrants, the number of shares of PTGi common stock issuable upon exercise of (i) the Class A-1 Warrants was adjusted upward to 4,216,253, (ii) the Class A-2 Warrants was adjusted upward to 4,386,218, (iii) the Class A-3 Warrants was adjusted upward to 4,386,218, and (iv) the Class B Warrants was adjusted upward to 6,579,322. Due to the nature of the mandatory antidilution provisions applicable to the Warrants, the Company has evaluated the accounting impact of the modification accounting under ASC 718, and concluded that the modification of the terms of such instruments did not result in a significant change of fair value before and after the modification date. There were 58,058 Class A-1 Warrants and 1 Class A-2 Warrant exercised during the year ended December 31, 2013.

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

The initial closing of the sale of North America Telecom constituted a change of control under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company performed a valuation of the Company’s equity value as of July 1, 2013, the first valuation date required by the CVR Agreement, and as of July 30, 2013, the business day immediately preceding the initial closing date of the sale, as a result of which no CVR Shares were distributed to holders of the CVRs. The CVR Agreement terminated in accordance with its terms upon the initial closing of the North America Telecom sale.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following table provides a reconciliation of beginning and ending shares (in thousands):

	Years Ended December 31,
	2013	2012	2011
Common Shares:
Beginning balance	13,934	13,741	9,801
Stock consideration issued for Merger	—	—	3,233
Purchase of treasury stock	—	—	(32)
Restricted stock award	—	—	165
Common shares issued for the exercise of stock options	76	11	125
Common shares withheld to settle tax liability- stock options	—	(1)	(10)
Common shares issued for restricted stock units	183	273	477
Common shares withheld to settle tax liability- restricted stock units	(108)	(91)	(18)
Common shares issued for the exercise of Warrants	141	1	—

Ending balance	14,226	13,934	13,741

10. EMPLOYEE BENEFIT PLANS

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

The matching contribution made during the years ended December 31, 2013, 2012 and 2011 was $215 thousand, $368 thousand and $385 thousand.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s debt, based on quoted market prices, was $0 and $125.4 million at December 31, 2013 and 2012, respectively. The aggregate carrying value of the Company’s debt was $0 and $127.0 million at December 31, 2013 and 2012, respectively.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

Fair Value as of December 31, 2013, using:
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$—	—	—	—

Total	$—	—	—	—

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$14,904	—	14,904	—

Total	$14,904	—	14,904	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our consolidated statements of operations. As a result of the pending sale of North America Telecom during the second quarter of 2013, and the anticipated valuation and expiration of the CVRs in connection therewith, the fair value of the CVRs was marked at zero as of June 30, 2013. Estimates of fair value represent the Company’s best estimates based on a pricing model using the following assumptions as of December 31, 2012: (1) expected life of 6.5 years; (2) risk-free rate range of 0.11% to 2.43%; (3) expected volatility of 40.96%; (4) dividend yield of 0%; (5) exercise price of $26.20; (6) stock price of $10.87. During the year ended December 31, 2013, $14.9 million of income was recognized as a result of marking the CVRs to zero. During the years ended December 31, 2012 and 2011, $1.3 million and $2.9 million, respectively, of income was recognized as a result of marking the CVRs to their fair value.

See the table below for a summary of the Company’s financial instruments accounted for at fair value on a nonrecurring basis:

		Fair Value as of December 31, 2013, using:
	December 31, 2013	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$3,378	—	—	3,378
Trade names	—	—	—	—
Net assets held for sale	1,506	—	—	1,506

Total	$4,884	—	—	4,884

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Fair Value as of December 31, 2012, using:
	December 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$60,744	—	—	60,744
Trade names	27,000	—	—	27,000
Net assets held for sale	15,762	—	—	15,762

Total	$103,506	—	—	103,506

See Note 2—“Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and “Summary of Significant Accounting Policies—Valuation of Long-lived Assets (Held for Sale)” for a discussion of the inputs and valuation techniques.

12. RELATED PARTIES

On September 17, 2012, PTHI consummated the repurchase of $119.0 million in aggregate principal amount of its 10% Notes for a purchase price equal to 109% of the principal amount thereof, plus accrued but unpaid interest to the date of repurchase, in each case pursuant to agreements with certain selling holders of 10% Notes.

Among the sellers of 10% Notes was the Singer Children’s Management Trust, which at the time was the beneficial owner of a portion of the outstanding shares of PTGi common stock. The Singer Children’s Management Trust sold $3.9 million in aggregate principal amount of 10% Notes at a purchase price equal to $4.3 million plus accrued but unpaid interest to the date of repurchase. Other entities associated with the Singer family sold $13.3 million in aggregate principal amount of 10% Notes at a purchase price equal to $14.5 million plus accrued but unpaid interest to the date of repurchase.

Among the sellers of 10% Notes were certain entities affiliated with Morgens, Waterfall, Vintiadis & Company, Inc., which at the time was the beneficial owner of a portion of the outstanding shares of PTGi common stock. Phoenix Partners, L.P. sold $5.3 million in aggregate principal amount of 10% Notes at a purchase price equal to $5.8 million plus accrued but unpaid interest to the date of repurchase. Other entities affiliated with Morgens, Waterfall, Vintiadis & Company, Inc. sold $5.2 million in aggregate principal amount of 10% Notes at a purchase price equal to $5.6 million plus accrued but unpaid interest to the date of repurchase.

Among the sellers of 10% Notes were certain entities affiliated with Canton Holdings, L.L.C., which at the time was the beneficial owner of a portion of the outstanding shares of PTGi common stock. Archer Capital Master Fund, L.P. sold $20.5 million in aggregate principal amount of 10% Notes at a purchase price equal to $22.4 million plus accrued but unpaid interest to the date of repurchase. Other entities affiliated with Canton Holdings, L.L.C. sold $8.9 million in aggregate principal amount of 10% Notes at a purchase price equal to $9.7 million plus accrued but unpaid interest to the date of repurchase.

The terms received by such sellers of 10% Notes were the same as those received by other selling holders of 10% Notes.

13. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two reportable geographic segments—United States and United Kingdom; and one reportable operating segment. Prior to the sale of BLACKIRON Data and the majority of North America Telecom during 2013, the Company also had a Canada geographic segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where services are provided and the location of the long-lived assets, respectively. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summary information with respect to the Company’s geographic segments is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net Revenue by Geographic Region
United States	$108,563	$100,753	$138,756
United Kingdom	122,123	202,206	273,227

Total	$230,686	$302,959	$411,983

	December 31,
	2013	2012
Property and Equipment, Net by Geographic Region
United States	$2,303	$2,796
United Kingdom	659	—
Canada	—	62,519

Total	$2,962	$65,315

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)
Net revenue	$58,789	$58,621	$61,077	$52,199
Cost of revenue (exclusive of depreciation)	55,516	55,436	58,752	50,611
Income (loss) from operations	(5,502)	(11,491)	(4,113)	(18,030)

Income (loss) from continuing operations, net of tax	(5,592)	2,921	(867)	(14,074)
Income (loss) from discontinued operations, net of tax	2,379	(604)	(21,493)	97
Gain (loss) from sale of discontinued operations, net of tax	—	135,045	15,650	(1,856)

Net income (loss) attributable to PTGi Holding, Inc. - basic	$(3,213)	$137,362	$(6,710)	$(15,833)

Net income (loss) attributable to PTGi Holding, Inc. - diluted	$(3,213)	$137,362	$(6,710)	$(15,833)

Weighted average common shares outstanding-basic	13,909	13,972	14,077	14,222

Weighted average common shares outstanding-diluted	13,909	14,436	14,077	14,222

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(0.40)	$0.21	$(0.06)	$(0.99)
Income (loss) from discontinued operations	0.17	(0.04)	(1.53)	0.01
Gain (loss) from sale of discontinued operations	—	9.67	1.11	(0.13)

Net income (loss) attributable to PTGi Holding, Inc.	$(0.23)	$9.84	$(0.48)	$(1.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(0.40)	$0.20	$(0.06)	$(0.99)
Income (loss) from discontinued operations	0.17	(0.04)	(1.53)	0.01
Gain (loss) from sale of discontinued operations	—	9.35	1.11	(0.13)

Net income (loss) attributable to PTGi Holding, Inc.	$(0.23)	$9.51	$(0.48)	$(1.11)

(1)	Income (loss) from operations includes depreciation expense of $12.0 million for the period July 1, 2012 – December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with U.S. GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2012	June 30, 2012 (1)	September 30, 2012	December 31, 2012 (2)
Net revenue	$96,562	$72,781	$71,009	$62,607
Cost of revenue (exclusive of depreciation)	91,471	67,922	67,098	59,140
Income (loss) from operations	(9,272)	(21,144)	(5,105)	(16,375)

Income (loss) from continuing operations, net of tax	(14,805)	(21,211)	(1,766)	(7,071)
Income (loss) from discontinued operations, net of tax	7,947	(8,596)	(23,271)	2,395
Gain (loss) from sale of discontinued operations, net of tax	—	98,666	—	(4,401)

Net income (loss) attributable to PTGi Holding, Inc. - basic	$(6,858)	$68,859	$(25,037)	$(9,077)

Net income (loss) attributable to PTGi Holding, Inc. - diluted	$(6,858)	$68,859	$(25,037)	$(9,077)

Weighted average common shares outstanding-basic	13,744	13,839	13,890	13,901

Weighted average common shares outstanding-diluted	13,744	13,839	13,890	13,901

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.07)	$(1.54)	$(0.13)	$(0.50)
Income (loss) from discontinued operations	0.58	(0.62)	(1.68)	0.17
Gain (loss) from sale of discontinued operations	—	7.13	—	(0.32)

Net income (loss) attributable to PTGi Holding, Inc.	$(0.49)	$4.97	$(1.81)	$(0.65)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.07)	$(1.54)	$(0.13)	$(0.50)
Income (loss) from discontinued operations	0.58	(0.62)	(1.68)	0.17
Gain (loss) from sale of discontinued operations	—	7.13	—	(0.32)

Net income (loss) attributable to PTGi Holding, Inc.	$(0.49)	$4.97	$(1.81)	$(0.65)

(1)	Income (loss) from operations includes a write down of $10.3 million related to the goodwill, the indefinite-lived intangible assets and amortizable intangible assets of ICS. The impairment charge was a write down of carrying value while ICS was classified as held for sale.
(2)	Income (loss) from operations includes an accrual reversal of $2.7 million related to Harmonized Sales Tax (HST) of North America Telecom and an impairment charge of $10.0 million related to the indefinite-lived US trade name, “Primus Telecommunications”.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

15. DISCONTINUED OPERATIONS

Discontinued Operations—year ended December 31, 2013

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets at December 31, 2013 in the consolidated balance sheet.

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., PTCI, Telesonic Communications Inc., and Globility Communications Corporation to affiliates of York Capital Management, an investment firm (together “York”), for $129 million. The sale of PTI is also contemplated as part of this transaction. The closing of the sale of PTI, which constitutes the remainder of our North America Telecom segment, has been deferred pending the receipt of regulatory approval. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. The escrow has been recorded as part of prepaid expenses and other current assets as of December 31, 2013 in the consolidated balance sheet.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of PTGi under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, which escrow amount will be released when such adjustments are conclusively agreed upon. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million and $4.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the consolidated balance sheet as of December 31, 2013.

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

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On June 28, 2012, the Board of Directors of PTGi committed to dispose of ICS and as a result classified ICS as a discontinued operation. In the fourth quarter of 2012, the Company began discussions with potential buyers for BLACKIRON Data and North America Telecom. The special committee of the Board of Directors believed that the Company’s focus was best served on these potential deals as they would provide a greater return to our shareholders. These events, although unanticipated at the time, took precedence over the ICS sale process, and therefore resulted in the need to extend the allowable period to complete the sale of ICS under ASC 360 to beyond one year. In conjunction with the commitment to dispose of ICS and classification of ICS as a discontinued operation, the Company evaluated the carrying value of ICS in the second quarter of 2012 which resulted in it being higher than its fair value less costs to sell by $10.3 million and have attributed such adjustment to the long-lived assets of ICS. The Company performed the same analysis as of December 31, 2012 and determined that the fair value less costs to sell exceeded the carrying value and therefore no additional adjustment was required. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation.

Discontinued Operations—year ended December 31, 2011

During the fourth quarter of 2011, the Company sold its Brazilian segment for $4.3 million. The Company recorded a $4.8 million loss from the sale of this segment during the fourth quarter of 2011.

As a result of these events, the Company’s consolidated financial statements reflect the BLACKIRON Data, North America Telecom, Australian and Brazilian segments, as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt as discontinued operations for the years ended December 31, 2013, 2012 and 2011. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of December 31, 2013 and the assets and liabilities of ICS have been classified as held for sale assets and liabilities as of December 31, 2012. The held for sale assets and liabilities were removed from the specific line items on the consolidated balance sheets as of December 31, 2013 and 2012.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenue	$132,515	$375,264	$602,647
Operating expenses	119,392	343,263	549,217

Income (loss) from operations	13,123	32,001	53,430
Interest expense	(11,362)	(24,621)	(32,702)
Gain (loss) on early extinguishment or restructuring of debt	(21,124)	(21,682)	(7,346)
Interest income and other income (expense)	(51)	283	189
Foreign currency transaction gain (loss)	(378)	(2,550)	1,539

Income (loss) before income tax	(19,792)	(16,569)	15,110
Income tax (expense) benefit	171	(4,956)	(41)

Income (loss) from discontinued operations	$(19,621)	$(21,525)	$15,069

Summarized assets and liabilities of the remaining portion of North America Telecom, PTI, classified as held for sale as of December 31, 2013 and assets and liabilities of ICS classified as held for sale as of December 31, 2012 are as follows (in thousands):

	North America Telecom	ICS
	December 31, 2013	December 31, 2012
Accounts receivable	$670	$16,070
Prepaid expenses and other current assets	839	4,196
Restricted cash	—	487
Long-lived assets	4,820	19,313

Assets held for sale	$6,329	$40,066

Accounts payable	$869	$10,580
Accrued interconnection costs	420	6,961
Accrued expenses and other liabilities	3,534	6,763

Liabilities held for sale	$4,823	$24,304

16. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the years ended December 31, 2013, 2012 and 2011 due to the results of operations being a loss from continuing operations, net of tax. For the years ended December 31, 2013, 2012 and 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

Year Ended December 31, 2013

•	0.6 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan; and

•	19.5 million shares issuable upon exercise of Warrants.

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Year Ended December 31, 2012

•	0.5 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	6.2 million shares issuable upon exercise of Warrants; and

•	3.7 million shares issuable upon exercise of CVRs.

Year Ended December 31, 2011

•	0.8 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	4.5 million shares issuable upon exercise of Warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations, net of tax	$(17,612)	$(44,853)	$(49,018)
Income (loss) from discontinued operations, net of tax	(19,621)	(21,525)	15,069
Gain (loss) from sale of discontinued operations, net of tax	148,839	94,265	(4,781)

Net income (loss) attributable to PTGi Holding, Inc. - basic	$111,606	$27,887	$(38,730)

Net income (loss) attributable to PTGi Holding, Inc. - diluted	$111,606	$27,887	$(38,730)

Weighted average common shares outstanding-basic	14,047	13,844	12,994

Weighted average common shares outstanding-diluted	14,047	13,844	12,994

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)

Net income (loss) attributable to PTGi Holding, Inc.	$7.95	$2.02	$(2.98)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to PTGi Holding, Inc.	$(1.25)	$(3.24)	$(3.77)
Income (loss) from discontinued operations	(1.40)	(1.55)	1.16
Gain (loss) from sale of discontinued operations	10.60	6.81	(0.37)

Net income (loss) attributable to PTGi Holding, Inc.	$7.95	$2.02	$(2.98)

PTGi HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

17. SUBSEQUENT EVENTS

Decision to Cease the Pursuit of Divestiture of ICS

In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. Accordingly, the Company has applied retrospective adjustments for the years ended December 31, 2012 and 2011 and revenue, costs and expenses of ICS are now included in the respective captions in the consolidated statements of operations. In addition, the assets and liabilities of ICS are now included in the respective captions in the consolidated balance sheets as of December 31, 2013.

Partial Release of Escrow with Respect to North America Telecom Transaction

In February 2014, the Company and York settled on a working capital adjustment with respect to the North America Telecom transaction and the $4.0 million placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments was released. The Company received $3.2 million and York received $0.8 million. The $0.8 million will be recorded as an adjustment to the gain that was recorded in 2013, which will result in a net gain from this transaction of $13.0 million.

NOL Limitation

As stated in Note 6 – Income Taxes, the Company has federal income tax net operating loss (NOL) carryforwards available to reduce future US taxable income in the amount of $241.0 million, of which $125.0 million is subject to limitation under Internal Revenue Code Section 382, and of which $116.0 million is not subject to the Section 382 limitation. In the event the Company experiences an ownership change, cumulative NOLs would be subject to a new limitation as determined at the change date. In the first quarter of 2014, Schedule 13D filings made with the SEC reported the acquisition of PTGi stock by new shareholders. Among the 13D filings, Harbinger Group, Inc. reported a 40.5% ownership interest taken in the Company. The Company is currently evaluating the impact these stock acquisitions will have on its’ ability to utilize NOLs as determined by Section 382.

SCHEDULE II

PTGi HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2011	$6,854	$7,621	$6,923	$—		$7,552
2012	$7,552	$4,819	$7,411	$(3,189	)(1)	$1,771
2013	$1,771	$1,507	$2,816	$2,014	(2)	$2,476

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2011	$94,284	$50,327	$—	$—		$144,611
2012	$144,611	$4,883	$—	$—		$149,494
2013	$149,494	$(31,171)	$—	$—		$118,323

(1)	Other contains the subtraction of the allowance for doubtful accounts receivable that was sold in conjunction with the sale of the Company’s Australian segment ($1,859), and the Company’s allowance for doubtful accounts receivable of ICS ($1,330) currently in assets held for sale.
(2)	Other contains the addition of the Company’s allowance for doubtful accounts receivable of ICS ($2,111) that was reclassified out of assets held for sale as of December 31, 2013 and the subtraction of the Company’s allowance for doubtful accounts of PTI ($97) currently in assets held for sale.

S-1