Form 10-Q
period 2014-03-31
HC2 Holdings, Inc.
filed 2014-05-09
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

HC2 HOLDINGS, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock, $0.001 par value	15,688,644

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET REVENUE	$43,354	$58,789
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	41,107	55,516
Selling, general and administrative	6,204	8,779
Depreciation and amortization	210	1
Gain on sale or disposal of assets	(80)	(5)

Total operating expenses	47,441	64,291

LOSS FROM OPERATIONS	(4,087)	(5,502)
INTEREST EXPENSE	(1)	—
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	112
INTEREST INCOME AND OTHER EXPENSE, net	(49)	(54)
FOREIGN CURRENCY TRANSACTION LOSS	(34)	(36)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,171)	(5,480)
INCOME TAX EXPENSE	(9)	(111)

LOSS FROM CONTINUING OPERATIONS	(4,180)	(5,591)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	17	2,379
LOSS FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(784)	—

NET LOSS	$(4,947)	$(3,212)

BASIC INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	$(0.29)	$(0.40)
Income from discontinued operations	—	0.17
Loss from sale of discontinued operations	(0.05)	—

NET LOSS	$(0.34)	$(0.23)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	$(0.29)	$(0.40)
Income from discontinued operations	—	0.17
Loss from sale of discontinued operations	(0.05)	—

NET LOSS	$(0.34)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,631	13,909

Diluted	14,631	13,909

Loss from continuing operations, net of tax	$(4,180)	$(5,591)
Income from discontinued operations, net of tax	17	2,379
Loss from sale of discontinued operations, net of tax	(784)	—

Net loss	$(4,947)	$(3,212)

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET LOSS	$(4,947)	$(3,212)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(374)	(2,320)

COMPREHENSIVE LOSS	$(5,321)	$(5,532)

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,041	$8,997
Accounts receivable (net of allowance for doubtful accounts receivable of $2,428 and $2,476 at March 31, 2014 and December 31, 2013, respectively)	16,371	18,980
Prepaid expenses and other current assets	33,306	40,594
Assets held for sale	6,024	6,329

Total current assets	68,742	74,900
PROPERTY AND EQUIPMENT—Net	2,846	2,962
GOODWILL	3,378	3,378
OTHER INTANGIBLE ASSETS—Net	22	—
OTHER ASSETS	5,630	6,440

TOTAL ASSETS	$80,618	$87,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,411	$6,964
Accrued interconnection costs	11,438	12,456
Deferred revenue	294	402
Accrued expenses and other current liabilities	5,977	7,002
Accrued income taxes	49	53
Liabilities held for sale	4,514	4,823

Total current liabilities	27,683	31,700
OTHER LIABILITIES	718	1,571

Total liabilities	28,401	33,271
COMMITMENTS AND CONTINGENCIES (See Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 15,373,869 and 14,257,545 shares issued and 15,342,243 and 14,225,919 shares outstanding at March 31, 2014 and December 31, 2013, respectively	15	14
Additional paid-in capital	101,726	98,598
Retained earnings (accumulated deficit)	(34,720)	(29,773)
Treasury stock, at cost—31,626 shares at March 31, 2014 and December 31, 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(14,426)	(14,052)

Total stockholders’ equity	52,217	54,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,618	$87,680

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)
Share-based compensation expense	238	—	—	238	—	—	—
Proceeds from the exercise of warrants and stock options	2,891	1,116	1	2,890	—	—	—
Net loss	(4,947)	—	—	—	—	(4,947)	—
Foreign currency translation adjustment	(374)	—	—	—	—	—	(374)

Balance as of March 31, 2014	$52,217	15,342	$15	$101,726	$(378)	$(34,720)	$(14,426)

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,947)	$(3,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	107	736
Share-based compensation expense	238	523
Depreciation and amortization	210	6,600
(Gain) loss on sale or disposal of assets	704	(5)
Amortization of debt discount	—	32
Change in fair value of Contingent Value Rights	—	(112)
Deferred income taxes	1	(156)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(34)	186
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,767	(2,166)
(Increase) decrease in prepaid expenses and other current assets	6,662	1,019
(Increase) decrease in other assets	798	967
Increase (decrease) in accounts payable	(1,795)	(1,028)
Increase (decrease) in accrued interconnection costs	(1,181)	(1,698)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(1,423)	(6,374)
Increase (decrease) in accrued income taxes	(4)	94
Increase (decrease) in accrued interest	—	3,210

Net cash provided by (used in) operating activities	2,103	(1,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(89)	(6,517)
Sale of property and equipment and other assets	80	5
Cash acquired from business acquisitions, net of cash paid	—	(397)

Net cash used in investing activities	(9)	(6,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	—	(80)
Proceeds from the exercise of warrants and stock options	2,891	—
Payment of dividend equivalents	(550)	(394)
Taxes paid in lieu of shares issued for share-based compensation	—	(395)

Net cash provided by (used in) financing activities	2,341	(869)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(391)	(191)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,044	(9,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	23,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,041	$13,844

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$969	$52
Cash paid for taxes	22	125
Non-cash investing and financing activities:
Capital lease additions	—	148

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

On April 9, 2014, we changed our name from PTGi Holding, Inc. to HC2 Holdings, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, HC2 Name Change, Inc., into us. In connection with the name change, we changed the ticker symbol of our common stock from “PTGI” to “HCHC” (see Note 11—Subsequent Events).

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company,” “we” and “our”) has historically operated a network of direct routes and provides premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company classifies its services into two categories: Traditional Services and International Carrier Services (“ICS”); and has provided these services from our two business units: North America Telecom and ICS. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom segment. The closing of the sale of the remainder of our North America Telecom segment, consisting of our subsidiary Primus Telecommunications, Inc. (“PTI”), has been deferred pending the receipt of regulatory approvals.

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data. As a result of the foregoing, our reportable operating segment is ICS.

HC2 was formed as a corporation under the laws of Delaware in 1994 and operates as a holding company of operating subsidiaries primarily in the United States and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of HC2 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation.

Discontinued Operations—In the second quarter of 2012, the Company sold its Australian segment and committed to dispose of and actively solicited a sale or other disposition of ICS. In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

completed the initial closing of the sale of its North America Telecom segment (see Note 9—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.

The Company has applied retrospective adjustments for the three months ended March 31, 2013 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. In addition, the Company has applied retrospective adjustments for the three months ended March 31, 2013 to reflect the Company’s decision to cease its sale process of ICS. Accordingly, revenue, costs and expenses of ICS are now included in the respective captions in the condensed consolidated statements of operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. See Note 9—“Discontinued Operations,” for further information regarding these transactions.

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

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within accumulated other comprehensive income (loss) in the stockholders’ equity section of the condensed consolidated balance sheets.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, the Company classifies the net assets of the remaining portion of North America Telecom, PTI, as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell.

Prior to December 31, 2013, ICS was included in held for sale assets. Under ASC 360, when a long-lived asset previously classified as held for sale is reclassified as held and used, the assets and liabilities are measured individually at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. The Company determined that the carrying value of the current assets and current liabilities of ICS approximate fair value. With respect to the carrying value of the property and equipment of ICS, the Company first recorded depreciation for the period July 1, 2012 through December 31, 2013 and subsequently impaired any assets that had no future benefit. The resulting adjusted carrying value of ICS was lower than its fair value. The goodwill of ICS was tested for impairment under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required.

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets. The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 9—“Discontinued Operations.”

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its long-term debt obligations at the current market values (for periods during which the Company had long-term debt obligations) as well as the current volatility and trading value of the Company’s common stock.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various tax contingencies.

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

Newly Adopted Accounting Principles

In July 2013, an update was issued to the Income Taxes Topic No. 740, ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assts. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. On January 1, 2014, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In March 2013, an update was issued to the Foreign Currency Matters Topic No. 830, ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) loss of a controlling financial interest in an investment in a foreign entity; or (3) step acquisition for a foreign entity. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. On January 1, 2014, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In April 2014, an update was issued to the Presentation of Financial Statements Topic No. 205 and Property, Plant and Equipment Topic No. 360, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations. The ASU revises the definition of a discontinued operation and expands the disclosure requirements. Entities should not apply the amendments to a component of an entity that is classified as held for sale before the effective date even if it is disposed of after the effective date. That is, the ASU must be adopted prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in the financial statements. The Company’s effective date for adoption is January 1, 2015. The Company does not expect this accounting update to have a material effect on its condensed consolidated financial statements in future periods, although that could change.

3. LONG-TERM OBLIGATIONS

Redemption of 10% Notes, 10% Exchange Notes and 13% Notes and Satisfaction and Discharge of Related Indentures

On August 30, 2013, PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc. “PTHI”), consummated the redemption of approximately $125.3 million of its 10% Senior Secured Notes due 2017 (the “10% Notes”) and 10% Senior Secured Exchange Notes due 2017 (the “10% Exchange Notes”). The $125.3 million consisted of approximately $12.7 million in aggregate principal amount of its 10% Notes at a redemption price equal to 106.50% of the principal amount thereof and $112.6 million in aggregate principal amount of its 10% Exchange Notes at a redemption price equal to 100.00% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI thereby satisfied and discharged the indenture governing the 10% Notes and 10% Exchange Notes (the “10% Notes Indenture”), as a result of which all of the obligations of PTHI, as the issuer of the 10% Notes and 10% Exchange Notes, and the guarantors of the 10% Notes and 10% Exchange Notes (including HC2) under the 10% Notes Indenture ceased to be of further effect (subject to certain exceptions) and the liens on collateral of PTHI and the guarantors of the 10% Notes and 10%

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Exchange Notes securing such notes were released. In connection with the August 2013 10% Notes and 10% Exchange Notes redemption, the Company incurred $0.8 million of premiums and other costs and wrote off $0.8 million and $14.8 million of deferred financing costs, respectively, and $0.1 million and $0.5 million of original issue discount, respectively, in the third quarter of 2013. Aside from the applicable redemption price, no other redemption premium was paid for the 10% Exchange Notes.

On August 30, 2013, PTHI and Primus Telecommunications Canada Inc. (“PTCI”) consummated the redemption of approximately $2.4 million in aggregate principal amount of its 13% Senior Secured Notes due 2016 (the “13% Notes”) at a redemption price equal to 106.50% of the principal amount thereof, plus accrued but unpaid interest to the date of redemption. PTHI and PTCI thereby satisfied and discharged the indenture governing the 13% Notes (the “13% Notes Indenture”), as a result of which all of the obligations of PTHI and PTCI, as the issuers of the 13% Notes, and the guarantors of the 13% Notes (including HC2) under the 13% Notes Indenture ceased to be of further effect (subject to certain exceptions). Liens on collateral securing the 13% Notes had previously been released in connection with the amendment of the 13% Notes Indenture that became effective on July 7, 2011. In connection with the August 2013 13% Notes redemption, the Company incurred $0.2 million of premiums and other costs and wrote off $3.7 million of deferred financing costs and $0.02 million of original issue discount in the third quarter of 2013.

4. INCOME TAXES

NOL Limitation

As of December 31, 2013, the Company reported United States operating loss carryforwards available to reduce future United States taxable income in the amount of $241.0 million, of which $125.0 million is subject to limitation under Section 382 of the Internal Revenue Code (“Section 382”), and of which $116.0 million is not subject to the Section 382 limit. In the first quarter of 2014, Schedule 13D filings made with the SEC reported the acquisition of HC2 stock by new shareholders. The Company is currently evaluating the impact these stock acquisitions will have on the Company’s ability to utilize NOLs as determined by Section 382.

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended March 31, 2014, penalties and interest were immaterial.

Examinations

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination in various domestic and foreign tax jurisdictions, which when resolved, are not expected to have a material effect on its condensed consolidated financial statements.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2013
United Kingdom	2005—2013
Netherlands	2008—2013

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases, including continuing obligations of discontinued operations, as of March 31, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2014 (as of March 31, 2014)	$1,868
2015	2,353
2016	2,212
2017	1,737
2018	1,257
Thereafter	2,126

Total long-term obligations	$11,553

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $2.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The rent expense for the three months ended March 31, 2014 includes costs associated with the termination of a facilities lease.

Litigation

On January 16, 2014, Xplornet Communications Inc. and Xplornet Broadband Inc. (“Xplornet”) instituted an action in the Ontario Superior Court of Justice styled Xplornet Communications Inc. and Xplornet Broadband Inc. vs. Inukshuk Wireless Inc., Globility Communications Corporation, MIPPS Inc., Primus Telecommunications Canada Inc. and HC2 Holdings, Inc. In such action, Xplornet alleges that they entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility Communications Corporation (“Globility”), a former subsidiary of the Company. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk Wireless Inc. (“Inukshuk”) and that Globility failed to negotiate in good faith. Xplornet also alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale. Xplornet claims that, as a result of the foregoing, it has been damaged in the amount of $50 million. We intend to assert that we have meritorious defenses in the foregoing matter and we intend to defend ourselves vigorously.

The Company is subject to other claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flow.

6. SHARE-BASED COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors of HC2 administers HC2’s Management Compensation Plan, as amended (the “Management Compensation Plan”). The Committee has broad authority to administer, construe and interpret the Management Compensation Plan; however, except in connection with certain Corporate Transactions (as defined in the Management Compensation Plan), it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of HC2.

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”). HC2 typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares. There are 2,000,000 shares authorized for awards under the Management Compensation Plan.

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

There were 8,521 and zero options granted during the three months ended March 31, 2014 and 2013, respectively. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2014 was $1.46 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2014	2013
Expected option life	6 years	—
Risk-free interest rate	2.62% – 2.73%	—
Expected volatility	37.20%	—
Dividend yield	0%	—

Total share-based compensation expense recognized by the Company during the three months ended March 31, 2014 and 2013 was $0.2 million and $0.5 million, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Restricted Stock Units (RSUs)

A summary of HC2’s RSU activity during the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2013	22,500	$13.59
Granted	4,261	$3.60
Vested	(15,000)	$13.60
Forfeitures	—	$—

Unvested—March 31, 2014	11,761	$9.98

As of March 31, 2014, the unvested RSUs represented $66,000 of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.0 years. The number of unvested RSUs expected to vest is 11,761.

Stock Options

A summary of HC2’s stock option activity during the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2013	589,859	$3.17
Granted	8,521	$3.60
Exercised	(230,300)	$2.43
Forfeitures	(78,243)	$3.78

Outstanding—March 31, 2014	289,837	$3.61

Eligible for exercise	248,226	$3.59

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—March 31, 2014	$48,319	8.3
Options exercisable—March 31, 2014	$48,041	8.2

During the three months ended March 31, 2014, the intrinsic value of the exercised options was $0.3 million. As of March 31, 2014, the Company had 41,611 unvested stock options outstanding of which $34,000 of compensation expense is expected to be recognized over the weighted average remaining period of 1.0 years. The number of unvested stock options expected to vest is 41,611 shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $3.76, and an intrinsic value that was immaterial.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY

As of March 31, 2014 and December 31, 2013, there were 15,342,243 and 14,225,919 shares of common stock outstanding, respectively.

Class A and B Warrants

In July 2009, HC2 issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of HC2’s common stock, which are divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consists of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of HC2 common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of HC2 common stock. In connection with the issuance of the Warrants, HC2 entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The Warrants have a five-year term and will expire on July 1, 2014. As a result of special cash dividends paid in 2012 and 2013, antidilution adjustment provisions were triggered and the original exercise price and the number of shares of HC2 common stock issuable upon exercise were adjusted.

As of March 31, 2014, the exercise price with respect to (i) the Class A-1 Warrants is $2.79, (ii) the Class A-2 Warrants is $3.77, (iii) the Class A-3 Warrants is $4.67, and (iv) the Class B Warrants is $5.93; while the number of shares of HC2 common stock issuable upon exercise with respect to (i) the Class A-1 Warrants is 3,291,071, (ii) the Class A-2 Warrants is 4,386,214, (iii) the Class A-3 Warrants is 4,386,218, and (iv) the Class B Warrants is 6,579,322. There were 190,486 Class A-1 Warrants exercised during the three months ended March 31, 2014, which converted to 835,524 shares of HC2’s common stock.

8. OPERATING SEGMENT AND RELATED INFORMATION

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

Summary information with respect to the Company’s geographic segments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net Revenue by Geographic Region
United States	$25,280	$23,628
United Kingdom	18,074	35,161

Total	$43,354	$58,789

	March 31, 2014	December 31, 2013
Property and Equipment, Net by Geographic Region
United States	$2,258	$2,303
United Kingdom	588	659

Total	$2,846	$2,962

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

9. DISCONTINUED OPERATIONS

Discontinued Operations—year ended December 31, 2013

On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets.

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., PTCI, Telesonic Communications Inc., and Globility Communications Corporation to affiliates of York Capital Management, an investment firm (together “York”), for $129 million. The sale of PTI is also contemplated as part of this transaction. The closing of the sale of PTI, which constitutes the remainder of our North America Telecom segment, has been deferred pending the receipt of regulatory approval. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. The $0.8 million was recorded as an adjustment to the gain that was recorded in 2013, which resulted in a net gain from this transaction of $13.0 million. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million escrow deposit is recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet as of March 31, 2014.

The Company evaluated the remaining carrying value of North America Telecom, i.e. PTI, in the third quarter of 2013 which resulted in it being higher than its fair value less costs to sell by $0.3 million and have attributed such adjustment to the long-lived assets of PTI. As the adjustment is related to North America Telecom, it is classified within income (loss) from discontinued operations, net of tax on the condensed consolidated statements of operations.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

As a result of these events, the Company’s condensed consolidated financial statements reflect the BLACKIRON Data and North America Telecom, as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three months ended March 31, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of March 31, 2014 and December 31, 2013. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenue	$3,278	$60,883
Operating expenses	3,229	54,257

Income from operations	49	6,626
Interest expense	—	(4,249)
Interest income and other income (expense)	(26)	18
Foreign currency transaction loss	—	(77)

Income before income tax	23	2,318
Income tax (expense) benefit	(6)	61

Income from discontinued operations	$17	$2,379

Summarized assets and liabilities of the remaining portion of North America Telecom, PTI, classified as held for sale as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	North America Telecom (1)
	March 31, 2014	December 31, 2013
Accounts receivable	$493	$670
Prepaid expenses and other current assets	732	839
Long-lived assets	4,799	4,820

Assets held for sale	$6,024	$6,329

Accounts payable	$666	$869
Accrued interconnection costs	299	420
Accrued expenses and other liabilities	3,549	3,534

Liabilities held for sale	$4,514	$4,823

(1)	Included in the table above is the remaining goodwill of the US reporting unit of $3.7 million and customer relationships of $0.4 million, applicable to PTI.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

10. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the three months ended March 31, 2014 and 2013 due to the results of operations being a loss from continuing operations, net of tax. For the three months ended March 31, 2014 and 2013, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

Three Months Ended March 31, 2014

•	0.3 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan; and

•	18.6 million shares issuable upon exercise of Warrants.

Three Months Ended March 31, 2013

•	0.4 million shares issuable upon exercise of stock options and RSUs under the Management Compensation Plan;

•	6.2 million shares issuable upon exercise of Warrants; and

•	3.7 million shares issuable upon exercise of CVRs.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Loss from continuing operations, net of tax	$(4,180)	$(5,591)
Income from discontinued operations, net of tax	17	2,379
Loss from sale of discontinued operations, net of tax	(784)	—

Net loss—basic	$(4,947)	$(3,212)

Net loss—diluted	$(4,947)	$(3,212)

Weighted average common shares outstanding—basic	14,631	13,909

Weighted average common shares outstanding—diluted	14,631	13,909

Basic income (loss) per common share:
Loss from continuing operations	$(0.29)	$(0.40)
Income from discontinued operations	—	0.17
Loss from sale of discontinued operations	(0.05)	—

Net loss	$(0.34)	$(0.23)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.29)	$(0.40)
Income from discontinued operations	—	0.17
Loss from sale of discontinued operations	(0.05)	—

Net loss	$(0.34)	$(0.23)

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

11. SUBSEQUENT EVENTS

Name Change

On April 9, 2014, we changed our name from PTGi Holding, Inc. to HC2 Holdings, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, HC2 Name Change, Inc., into us. In connection with the name change, we changed the ticker symbol of our common stock from “PTGI” to “HCHC.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries.

Introduction and Overview of Operations

We have historically operated an extensive network of direct routes. We provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). We provide a quality service via direct routes and by forming strong relationships with carefully selected partners. We classify our services into two categories: Traditional Services and International Carrier Services (“ICS”). We have provided these services from our two business units: North America Telecom and ICS. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom segment. The closing of the sale of the remainder of our North America Telecom segment, consisting of our subsidiary Primus Telecommunications, Inc. (“PTI”), has been deferred pending the receipt of regulatory approvals. As a result of the disposition of substantially all of our North America Telecom operations, and the pending disposition of the remainder of such operations, the North America Telecom segment no longer is a separate reportable business segment and we have applied retrospective adjustments to reflect such segment as a discontinued operation.

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data, as a result of which we no longer operate the BLACKIRON Data business unit and have applied retrospective adjustments to reflect BLACKIRON Data as a discontinued operation.

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

We manage our Traditional Services, which includes our domestic and international long-distance voice, local landline, wireless, prepaid cards, and dial-up Internet services, and ICS. Our primary markets are Asia Pacific, Latin America, North America/Canada/Mexico and Europe/Middle East/Asia.

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical telecommunications operations, operating, growing or acquiring additional assets or businesses related to our current or historical telecommunications operations, including expanding our ICS business, or winding down or selling our existing operations, including the ICS business. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

Based on Schedule 13D filings of Harbinger Group Inc. (“HGI”) and Philip Falcone, HGI, Mr. Falcone and other HGI-affiliated entities acquired approximately 40.5% of HC2’s outstanding common stock in January 2014 (based on the amount of HC2’s outstanding common stock as of October 31, 2013). Our new affiliation with HGI and its personnel may give us access to new acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to HGI or its affiliates or personnel. However, HGI and its affiliates and personnel are not obligated to provide us with access to any acquisition or business combination opportunities and may at any time be seeking investment opportunities similar to those being considered by the Company.

Recent Developments

Name Change

On April 9, 2014, we changed our name from PTGi Holding, Inc. to HC2 Holdings, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, HC2 Name Change, Inc., into us. In connection with the name change, we changed the ticker symbol of our common stock from “PTGI” to “HCHC.”

Foreign Currency

Foreign currency can impact our financial results. During the three months ended March 31, 2014, approximately 42% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2014 and 2013:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Three Months Ended March 31,
	2014	2013	Variance $	Variance %
Canada (1)	$—	$53,069	$(53,069)	-100.0%
United Kingdom	18,074	35,161	(17,087)	-48.6%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Three Months Ended March 31,
	2014	2013	Variance $	Variance %
Canada (1) (in CAD)	$—	$53,478	$(53,478)	-100.0%
United Kingdom (in GBP)	10,927	22,612	(11,685)	-51.7%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, accounting for cost of revenue, goodwill and other intangible assets, valuation of long-lived assets and accounting for income taxes.

No significant changes in our critical accounting policies have occurred since December 31, 2013.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

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

Discontinued Operations

2013 Developments—In the second quarter of 2013, the Company sold its BLACKIRON Data segment. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment. In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (“PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. ICS had been classified as a discontinued operation since the second quarter of 2012 as a result of being held for sale.

As a result of these events, the Company’s condensed consolidated financial statements reflect BLACKIRON Data and North America Telecom, as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt as discontinued operations for the three months ended March 31, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. Additionally, the assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of March 31, 2014 and December 31, 2013. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenue	$3,278	$60,883
Operating expenses	3,229	54,257

Income from operations	49	6,626
Interest expense	—	(4,249)
Interest income and other income (expense)	(26)	18
Foreign currency transaction loss	—	(77)

Income before income tax	23	2,318
Income tax (expense) benefit	(6)	61

Income from discontinued operations	$17	$2,379

Results of Operations

Results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2014		March 31, 2013					March 31, 2014
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
International Carrier Services	42,287	100.0%	58,789	100.0%	(16,502)	-28.1%	1,067	43,354	100.0%

Total Net Revenue	42,287	100.0%	58,789	100.0%	(16,502)	-28.1%	1,067	43,354	100.0%

Net revenue: Net revenue, exclusive of the currency effect, decreased $16.5 million, or 28.1%, to $42.3 million for the three months ended March 31, 2014 from $58.8 million for the three months ended March 31, 2013. Inclusive of the currency effect which accounted for an increase of $1.1 million, net revenue decreased $15.4 million to $43.4 million for the three months ended March 31, 2014 from $58.8 million for the three months ended March 31, 2013. The decrease is primarily due to a significant decline in both domestic and international terminations quarter over quarter.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2014		March 31, 2013					March 31, 2014
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %	Currency Effect	Cost of Revenue	% of Net Revenue
International Carrier Services	40,090	94.8%	55,516	94.4%	(15,426)	-27.8%	1,017	41,107	94.8%

Total Cost of Revenue	40,090	94.8%	55,516	94.4%	(15,426)	-27.8%	1,017	41,107	94.8%

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $15.4 million to $40.1 million, or 94.8% of net revenue, for the three months ended March 31, 2014 from $55.5 million, or 94.4% of net revenue, for the three months ended March 31, 2013. Inclusive of the currency effect, which accounted for an increase of $1.0 million, cost of revenue decreased $14.4 million to $41.1 million for the three months ended March 31, 2014 from $55.5 million for the three months ended March 31, 2013. The decrease is primarily due to the decrease in net revenue. While there have been significant declines in both net revenue and cost of revenue, exclusive of currency, cost of revenue as a percentage of net revenue increased 40 basis points quarter over quarter; and inclusive of currency, remained flat quarter over quarter.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	March 31, 2014		March 31, 2013					March 31, 2014
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %	Currency Effect	SG&A	% of Net Revenue
International Carrier Services	2,525	6.0%	4,334	7.4%	(1,809)	-41.7%	41	2,566	5.9%
Corporate	3,638	0.0%	4,445	0.0%	(807)	-18.2%	—	3,638	0.0%

Total SG & A	6,163	14.6%	8,779	14.9%	(2,616)	-29.8%	41	6,204	14.3%

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $2.6 million to $6.2 million, or 14.6% of net revenue, for the three months ended March 31, 2014 from $8.8 million, or 14.9% of net revenue, for the three months ended March 31, 2013. The currency effect was immaterial. The decrease is primarily due to a $1.9 million decrease in salaries and benefits resulting from headcount reductions, a $1.7 million decrease in professional fees resulting from a reduction in legal fees, and a $0.5 million decrease in general and administrative expenses, partially offset by a $1.5 million increase in occupancy resulting primarily from the costs associated with the termination of a facilities lease.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended March 31, 2014 was $0.2 million. Depreciation expense was an immaterial amount for the three months ended March 31, 2013 as the property and equipment of ICS was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.

Gain from contingent rights valuation: The gain from the change in fair value of the CVRs for the three months ended March 31, 2013 was $0.1 million. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. There was no gain or loss from the change in fair value of the CVRs for the three months ended March 31, 2014. The sale of substantially all of North America Telecom constituted a change of control under the CVR Agreement and resulted in the expiration of the CVRs and termination of the CVR Agreement in 2013.

Interest income and other expense, net: Interest income and other expense, net was an expense of $0.1 million for the three months ended March 31, 2014 and 2013.

Foreign currency transaction loss: Foreign currency transaction loss remained relatively flat at less than $0.1 million for the three months ended March 31, 2014 and 2013. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense: Income tax expense was $0.1 million for the three months ended March 31, 2013 and an immaterial amount for the three months ended March 31, 2014.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Escrow Deposits

The Company has certain escrow deposits associated with the sales of BLACKIRON Data and North America Telecom during 2013 which have various conditions for their release. In connection with the sale of BLACKIRON Data, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. In connection with the sale of North America Telecom, several different escrow deposits were established, all with varying release conditions and dates which in total amounted to $18.25 million. Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. Lastly, an additional $3.0 million was placed in escrow to be paid upon closing of the sale of PTI. The $19.5 million, $6.45 million and $3.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets.

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

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2014 as compared to net cash used in operating activities of $1.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net income, net of non-cash operating activity, used $3.7 million of cash. Other major drivers included a decrease in accounts payable of $1.8 million, a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $1.4 million and a decrease in accrued interconnection costs of $1.2 million; offset by a decrease in prepaid expenses and other current assets of $6.7 million, a decrease in accounts receivable of $2.7 million and a decrease in other assets of $0.8 million. For the three months ended March 31, 2013, net income, net of non-cash operating activity, provided $4.6 million of cash. Other major drivers included an increase in accrued interest of $3.2 million and a decrease in prepaid expenses and other current assets of $1.0 million, partially offset by a decrease in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $6.4 million, an increase in accounts receivable of $2.2 million and a decrease in accrued interconnection costs of $1.7 million.

Net cash used in investing activities was $9 thousand for the three months ended March 31, 2014 as compared to $6.9 million for the three months ended March 31, 2013. Net cash used in investing activities for the three months ended March 31, 2014 included $89 thousand of capital expenditures, offset partially by $80 thousand of proceeds from the sale of property and equipment. Net cash used in investing activities for the three months ended March 31, 2013 included $6.5 million of capital expenditures and $0.4 million used in the acquisition of businesses.

Net cash used provided by financing activities was $2.3 million for the three months ended March 31, 2014 as compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2013. Net cash provided by financing activities for the three months ended March 31, 2014 included $2.9 million of proceeds from the exercise of warrants and stock options, partially offset by $0.6 million used to pay dividend equivalents to our shareholders. Net cash used in financing activities for the three months ended March 31, 2013 included $0.4 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements, $0.4 million used to pay dividend equivalents to our shareholders and $0.1 million used to reduce the principal amounts outstanding on capital leases.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of March 31, 2014, we had $13.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2014:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$11,553	$1,868	$4,565	$2,994	$2,126
Total minimum principal & interest payments	11,553	1,868	4,565	2,994	2,126
Less: Amount representing interest	—	—	—	—	—

Total contractual obligations	$11,553	$1,868	$4,565	$2,994	$2,126

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

Related Party Transactions

HC2 has entered into indemnification agreements with each of its directors and executive officers. These agreements require HC2 to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

The Company had no transactions with related parties in the three months ended March 31, 2014 and 2013, other than as described above.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions;

•	significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including our pricing policies;

•	the ability of ICS to generate sufficient revenue and cash flow to fund our ongoing operations;

•	our ability to complete the sale of the remaining portion of our North America Telecom segment;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital;

•	our ability to attract and retain customers;

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to our product offerings;

•	our compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in our principal markets;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

•	the impact on the holders of HC2’s common stock if we issue additional shares of HC2 common stock or preferred stock;

•	the impact of decisions by HC2’s significant stockholders, whose interest may differ from those of HC2’s other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for HC2’s common stock as a result of our delisting from the NYSE or other conditions, and the failure of HC2 to subsequently relist its common stock on a national securities exchange;

•	our possible inability to raise additional capital when needed, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

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

Foreign currency exchange rates—Foreign currency can impact our financial results. During the three months ended March 31, 2014, approximately 42% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three months March 31, 2014 as compared to the three months ended March 31, 2013, the USD was weaker on average as compared to the GBP. As a result, the revenue of our subsidiaries whose local currency is GBP decreased 51.7% in their local currencies compared to the three months ended March 31, 2013 and decreased 48.6% in USD.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 16, 2014, Xplornet Communications Inc. and Xplornet Broadband Inc. (“Xplornet”) instituted an action in the Ontario Superior Court of Justice styled Xplornet Communications Inc. and Xplornet Broadband Inc. vs. Inukshuk Wireless Inc., Globility Communications Corporation, MIPPS Inc., Primus Telecommunications Canada Inc. and HC2 Holdings, Inc. In such action, Xplornet alleges that they entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility Communications Corporation (“Globility”), a former subsidiary of the Company. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk Wireless Inc. (“Inukshuk”) and that Globility failed to negotiate in good faith. Xplornet also alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale. Xplornet claims that, as a result of the foregoing, it has been damaged in the amount of $50 million. We intend to assert that we have meritorious defenses in the foregoing matter and we intend to defend ourselves vigorously.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 8, 2014, the Company’s Board of Directors approved and adopted an amendment and restatement of the Company’s Code of Conduct (the “Code”), which is applicable to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (the “Key Personnel”). The Code is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code.

The amendment and restatement of the Code did not result in any waiver in favor of any of our Key Personnel, explicit or implicit, from any provision of the Code. Rather, the changes to the Code reflected in the amendment and restatement are principally designed to (i) clarify certain expectations with respect to compliance, the avoidance of conflicts of interest and procedural aspects of the Code and (ii) streamline the Code and coordinate its provisions with current practices and other policies of the Company.

A copy of the Code, as amended and restated, is available on our website at www.HC2.com.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

HC2 HOLDINGS, INC.

Date: May 9, 2014	By:	/s/ MESFIN DEMISE
Mesfin Demise Chief Financial Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.9^	Offer Letter, dated May 8, 2013, by and between HC2 Holdings, Inc. (“HC2”) and Craig Denson (filed herewith).

10.10^	Offer Letter, dated October 26, 2011, by and between HC2 and Andrea Mancuso (filed herewith).

10.11^	Offer Letter, dated January 16, 2013, by and between HC2 and Andrea Mancuso (filed herewith).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.