Form 10-Q
period 2014-06-30
HC2 Holdings, Inc.
filed 2014-08-11
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, $0.001 par value	23,316,690

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET REVENUE	$96,586	$58,621	$139,940	$117,410
OPERATING EXPENSES
Cost of revenue	82,860	55,436	123,967	110,952
Selling, general and administrative	14,032	14,677	20,236	23,456
Depreciation and amortization	344	—	554	1
(Gain) loss on sale or disposal of assets	447	(1)	367	(6)

Total operating expenses	97,683	70,112	145,124	134,403

LOSS FROM OPERATIONS	(1,097)	(11,491)	(5,184)	(16,993)
INTEREST EXPENSE	(1,012)	(5)	(1,013)	(5)
ACCRETION ON DEBT DISCOUNT	(576)	—	(576)	—
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	14,792	—	14,904
INTEREST INCOME AND OTHER EXPENSE, net	1,665	(54)	1,616	(108)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	437	(215)	403	(251)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(583)	3,027	(4,754)	(2,453)
INCOME TAX EXPENSE	(1,946)	(107)	(1,955)	(218)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,529)	2,920	(6,709)	(2,671)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	27	(607)	44	1,772
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	135,045	(784)	135,045

NET INCOME (LOSS)	(2,502)	137,358	(7,449)	134,146
Less: Net (income) loss attributable to noncontrolling interest	(1,059)	—	(1,059)	—

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(3,561)	137,358	(8,508)	134,146
Less: Preferred stock dividends and accretion	200	—	200	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(3,761)	$137,358	$(8,708)	$134,146

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$0.21	$(0.50)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.66	(0.05)	9.69

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.22)	$9.83	$(0.55)	$9.62

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$0.20	$(0.50)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.35	(0.05)	9.69

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.22)	$9.51	$(0.55)	$9.62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,905	13,972	15,780	13,941

Diluted	16,905	14,436	15,780	13,941

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(3,788)	$2,920	$(7,968)	$(2,671)
Income (loss) from discontinued operations	27	(607)	44	1,772
Gain (loss) from sale of discontinued operations	—	135,045	(784)	135,045

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(3,761)	$137,358	$(8,708)	$134,146

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$(2,502)	$137,358	$(7,449)	$134,146

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	238	(3,240)	(136)	(5,560)
Less: Comprehensive (income) attributable to the noncontrolling interest	(1,059)	—	(1,059)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(3,323)	$134,118	$(8,644)	$128,586

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,831	$8,997
Investments	757	—
Accounts receivable (net of allowance for doubtful accounts receivable of $2,089 and $2,476 at June 30, 2014 and December 31, 2013, respectively)	138,043	18,980
Costs and recognized earnings in excess of billings on uncompleted contracts	25,737	—
Inventories	16,990	—
Prepaid expenses and other current assets	37,826	40,594
Assets held for sale	9,251	6,329

Total current assets	269,435	74,900
PROPERTY, PLANT AND EQUIPMENT – Net	83,226	2,962
GOODWILL	27,911	3,378
OTHER INTANGIBLE ASSETS – Net	4,615	—
OTHER ASSETS	6,568	6,440

TOTAL ASSETS	$391,755	$87,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,247	$6,964
Accrued interconnection costs	9,815	12,456
Accrued payroll and employee benefits	13,366	1,854
Accrued expenses and other current liabilities	17,715	5,550
Billings in excess of costs and recognized earnings on uncompleted contracts	58,218	—
Accrued income taxes	—	53
Accrued interest	712	—
Current portion of long-term debt	36,781	—
Liabilities held for sale	4,259	4,823

Total current liabilities	192,113	31,700
LONG-TERM DEBT	49,170	—
DEFERRED TAX LIABILITY	7,799	—
OTHER LIABILITIES	1,028	1,571

Total liabilities	250,110	33,271
COMMITMENTS AND CONTINGENCIES (See Note 10)
TEMPORARY EQUITY (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; 30,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29,075	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value – 80,000,000 shares authorized; 20,543,595 and 14,257,545 shares issued and 20,511,969 and 14,225,919 shares outstanding at June 30, 2014 and December 31, 2013, respectively	21	14
Additional paid-in capital	119,724	98,598
Retained earnings (accumulated deficit)	(38,281)	(29,773)
Treasury stock, at cost – 31,626 shares at June 30, 2014 and December 31, 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(14,188)	(14,052)

Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	66,898	54,409
Non-controlling interest	45,672	—

Total permanent equity	112,570	54,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,755	$87,680

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT EQUITY

(in thousands)

(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	1,006	—	—	1,006	—	—	—	—
Proceeds from the exercise of warrants and stock options	14,368	4,786	5	14,363	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividend and accretion	(200)			(200)	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Noncontrolling interest in acquired company	44,613	—	—	—	—	—	—	44,613
Net income (loss)	(7,449)	—	—	—	—	(8,508)	—	1,059
Foreign currency translation adjustment	(136)	—	—	—	—	—	(136)	—

Balance as of June 30, 2014	$112,570	20,512	$21	$119,724	$(378)	$(38,281)	$(14,188)	$45,672

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,449)	$134,146
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(198)	1,325
Share-based compensation expense	1,006	1,479
Depreciation and amortization	1,038	11,947
Amortization of deferred financing costs	262	—
(Gain) loss on sale or disposal of assets	1,760	(135,051)
(Gain) loss on sale of investments	(437)	—
Accretion of debt discount	576	64
Change in fair value of Contingent Value Rights	—	(14,904)
Deferred income taxes	1	(156)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(125)	(134)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	11,936	(4,700)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	1,389	—
(Increase) decrease in inventories	(2,503)	—
(Increase) decrease in prepaid expenses and other current assets	6,241	(154)
(Increase) decrease in other assets	929	2,195
Increase (decrease) in accounts payable	6,304	(968)
Increase (decrease) in accrued interconnection costs	(2,896)	(737)
Increase (decrease) in accrued payroll and employee benefits	728	—
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(1,069)	(4,441)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,766)	—
Increase (decrease) in accrued income taxes	(1,291)	230
Increase (decrease) in accrued interest	634	908

Net cash provided by (used in) operating activities	9,070	(8,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(663)	(9,955)
Sale of property and equipment and other assets	80	6
Sale of investments, net	423	—
Cash from disposition of business, net of cash disposed	—	169,569
Cash paid for business acquisitions, net of cash acquired	(85,627)	(397)
Purchase of noncontrolling interest	(5,000)	—
Decrease in restricted cash	—	222

Net cash (used in) provided by investing activities	(90,787)	159,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	123,412	—
Principal payments on long-term obligations	(57,703)	(123)
Payment of fees on restructuring of debt	(812)	—
Proceeds from sale of common stock, net	6,000	—
Proceeds from sale of preferred stock, net	29,075	—
Proceeds from the exercise of warrants and stock options	14,368	199
Payment of dividend equivalents	(551)	(828)
Taxes paid in lieu of shares issued for share-based compensation	(41)	(837)

Net cash provided by (used) in financing activities	113,748	(1,589)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(197)	(924)

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,834	147,981
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	23,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,831	$171,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$194	$5,596
Cash paid for taxes	$2,311	$201
Non-cash investing and financing activities:
Capital lease additions	$—	$148

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

On April 9, 2014, we changed our name from PTGi Holding, Inc. to HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”). The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary, HC2 Name Change, Inc., into us. In connection with the name change, we changed the ticker symbol of our common stock from “PTGI” to “HCHC”.

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company, and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. The aggregate consideration for the shares of Schuff acquired was approximately $85 million, which was funded using the net proceeds from (i) the issuance of $30 million of Series A Convertible Participating Preferred Stock of HC2 (the “Preferred Stock”) and $6 million of common stock of HC2, and (ii) the entry into a senior secured credit facility providing for an eighteen month term loan of $80 million, each of which was also completed on May 29, 2014. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%.

Schuff and its wholly-owned subsidiaries are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. Schuff has a 49% interest in Schuff Hopsa Engineering, Inc. (“SHE”), a Panamanian joint venture with Empresas Hopsa, S.A., that provides steel fabrication services. Schuff controls the operations of SHE, as provided in the operating agreement. Therefore, the assets, liabilities, revenues and expenses of SHE are included in the consolidated financial statements of Schuff. Empresas Hopsa, S.A.’s 51% interest in SHE is presented as a non-controlling interest component of total equity.

We have historically operated a network of direct routes and provided premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company has provided telecommunications services from its North America Telecom and International Carrier Services (“ICS”) business units. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom business. The sale of PTI was also contemplated as part of this transaction, and subject to regulatory approval. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. See Note 19—“Subsequent Events.”

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data.

The Company currently has three reportable operating segments based on management’s organization of the enterprise—Telecommunications which includes ICS, Life Sciences which includes Genovel Orthopedics, Inc. (“Genovel”) involved with the development of products to treat early osteoarthritis of the knee, and Manufacturing which includes Schuff.

HC2 was formed as a corporation under the laws of Delaware in 1994 and operates as a holding company of operating subsidiaries primarily in the United States and the United Kingdom.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of HC2 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K. Schuff uses a 4-4-5 week quarterly cycle ending on the Sunday closest to June 30th. The second quarter of 2014 for Schuff ends on June 29, 2014.

Principles of Consolidation—The condensed consolidated financial statements include the Company’s accounts, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company has a 70% interest in Schuff and an 80% interest in Genovel. The results of Schuff and Genovel are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interest not owned by the Company is presented as a non-controlling interest component of total equity.

Discontinued Operations—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom business (see Note 17—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.

The Company has applied retrospective adjustments for the three and six months ended June 30, 2013 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. In addition, the Company has applied retrospective adjustments for the three and six months ended June 30, 2013 to reflect the Company’s decision to cease its sale process of ICS. Accordingly, revenue, costs and expenses of ICS are now included in the respective captions in the condensed consolidated statements of operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. See Note 17—“Discontinued Operations,” for further information regarding these transactions.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Accounts Receivable—Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Inventories—Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

Investments—Investments in non-wholly-owned companies are generally consolidated or accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50%, or if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, the results of the non-wholly-owned company are consolidated herein. All other investments are generally accounted for under the cost method.

Deferred Financing Costs—The Company capitalizes certain expenses incurred in connection with its long-term debt and line of credit obligations and amortizes them over the term of the respective debt agreement. The amortization expense of the deferred financing costs is included in interest expense on the condensed consolidated statements of operations. If the Company redeems portions of its long-term debt prior to the maturity date, deferred financing costs are charged to expense on a pro rata basis and is included in loss on early extinguishment or restructuring of debt on the condensed consolidated statements of operations.

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

the application development stage are capitalized and amortized over the estimated useful life of the software. When assets are sold or otherwise retired, the costs and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. Property, plant and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such. The Company periodically evaluates the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss is recognized.

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

Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012 and its goodwill being classified as a held for sale asset, the reporting units were Canada and US. Subsequent to the sale of North America Telecom (which included the Canada reporting unit) in the third quarter of 2013, the Company had no goodwill attributable to the remaining US reporting unit. The US reporting unit goodwill was attributable to PTI, the unsold portion of North America Telecom, and was included in assets held for sale. As a result of the decision to cease the sale process of ICS as of December 31, 2013, ICS became a reporting unit and its goodwill was reclassified as a held and used asset. With the acquisition of Schuff in May 2014, Schuff became a reporting unit and will be subject to annual testing for impairment on October 1st.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consists of certain trade names. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

Valuation of Long-lived Assets (Held for Sale)—In conjunction with the Company’s entry into definitive agreements with respect to the sale of North America Telecom, which was substantially completed on July 31, 2013, the Company classifies the net assets of the remaining portion of North America Telecom, PTI, as held for sale and is required to measure them at the lower of carrying value or fair value less costs to sell. In addition, the Company classifies the fair value of an aircraft, as held for sale.

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

The Company makes significant assumptions and estimates in the process of determining fair value regarding matters that are inherently uncertain, such as estimating future cash flows, discount rates and growth rates. The resulting cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the net assets. The current year analysis of carrying value and fair value less costs to sell is disclosed in Note 17—“Discontinued Operations.”

Valuation of Long-lived Assets (Held and Used)—The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

The Company makes assumptions about the remaining useful life of its long-lived assets. The assumptions are based on the average life of its historical capital asset additions and its historical asset purchase trend. In some cases, due to the nature of a particular industry in which the company operates, the Company may assume that technology changes in such industry render all associated assets, including equipment, obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time or salvaged, the Company includes such estimated cash flows in its estimate.

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

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various other contingencies.

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

Revenue and Cost Recognition (Schuff)—Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At June 30, 2014, Schuff had $27.7 million of unapproved change orders on open projects, for which it has recognized revenues on a percent complete basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the majority of unapproved change orders at June 30, 2014 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retentions on contract receivables are amounts due on progress billings, which are withheld until the completed project has been accepted by the customer.

Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenue earned under the percentage of completion method which has not been billed. Billings in excess of related costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenue allowed to be recognized under the percentage of completion method on those contracts.

Revenue and Cost Recognition (Telecommunications)—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and are recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue. Net revenue is also earned on a fixed monthly fee basis for unlimited local and long-distance voice plans and for the provision of data/Internet services (including retail VoIP), hosting, and colocation. In the United States, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Cost of revenue also includes fees such as Federal USF fees. Such costs are recognized when incurred in connection with the provision of telecommunications services.

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income from continuing operations, net of tax. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units, warrants and convertible preferred stock.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations and new balance sheet line items.

Newly Adopted Accounting Principles

In July 2013, an update was issued to the Income Taxes Topic No. 740, ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. On January 1, 2014, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

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

In February 2013, an update was issued to the Liabilities Topic No. 405, ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which indicates reporting entities are required to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors and any additional amounts the reporting entity expects to pay on behalf of its co-obligors. On January 1, 2014, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014–12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its condensed consolidated financial statements in future periods, although that could change.

In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” by the FASB and as IFRS 15 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:

•	Identifies the contract(s) with a customer (step 1).

•	Identifies the performance obligations in the contract (step 2).

•	Determines the transaction price (step 3).

•	Allocates the transaction price to the performance obligations in the contract (step 4).

•	Recognizes revenue when (or as) the entity satisfies a performance obligation (step 5).

The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (e.g., sales of (1) property, plant, and equipment; (2) real estate; or (3) intangible assets). Existing accounting guidance applicable to these transfers (e.g., ASC 360-20) has been amended or superseded. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Contract receivables:
Contracts in progress	$87,859	$—
Unbilled retentions	33,099	—
Trade receivables	18,846	21,456
Other receivables	328	—
Allowance for doubtful accounts	(2,089)	(2,476)

	$138,043	$18,980

Most of the Company’s contract receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, Texas and Panama.

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

	June 30, 2014	December 31, 2013
Costs incurred on contracts in progress	$561,453	$—
Estimated earnings	73,346	—

	634,799	—
Less progress billings	667,280	—

	$(32,481)	$—

The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	25,737	—
Billings in excess of costs and recognized earnings on uncompleted contracts	(58,218)	—

	$(32,481)	$—

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$16,502	$—
Work in process	298	—
Finished goods	190	—

	$16,990	$—

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

5. BUSINESS COMBINATIONS

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff, a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. Schuff and its wholly-owned subsidiaries are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. The Company acquired Schuff to diversify its portfolio of holdings and saw Schuff as an opportunity to enter the steel fabrication and erection market.

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the financial statements, in conformity with ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The table below summarizes the preliminary estimates of fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC No. 805, “Business Combinations” (“ASC 805”), if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 65% interest, and the noncontrolling interest of 35%.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$(627)
Investments	1,714
Accounts receivable	130,622
Costs and recognized earnings in excess of billings on uncompleted contracts	27,126
Prepaid expenses and other current assets	3,079
Inventories	14,487
Property and equipment, net	85,662
Goodwill	24,533
Trade names	4,478
Other assets	1,826

Total assets acquired	292,900
Accounts payable	37,621
Accrued payroll and employee benefits	10,468
Accrued expenses and other current liabilities	12,532
Billings in excess of costs and recognized earnings on uncompleted contracts	65,985
Accrued income taxes	1,202
Accrued interest	76
Current portion of long-term debt	15,460
Long-term debt	4,375
Deferred tax liability	7,815
Other liabilities	604
Noncontrolling interest	4,365

Total liabilities assumed	160,503

Enterprise value	132,397
Less fair value of noncontrolling interest	53,647

Purchase price attributable to controlling interest	$78,750

The acquisition of Schuff resulted in goodwill of approximately $24.5 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value May 29, 2014
Trade names	15 years	$4,478

Total intangible assets		$4,478

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Pro Forma Adjusted Summary

The results of Schuff’s operations have been included in the condensed consolidated financial statements subsequent to the acquisition date. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the date of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management’s estimates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Schuff acquisition had occurred on January 1, 2013. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013
Net revenue	$169,184	$158,080
Net income (loss) from continuing operations	(1,320)	4,317
Net income (loss) from discontinued operations	4	(567)
Gain (loss) from sale of discontinued operations	—	135,045

Net income (loss) attributable to HC2 Holdings, Inc.	$(1,316)	$138,795

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.08)	$0.31
Income (loss) from discontinued operations	—	(0.04)
Gain (loss) from sale of discontinued operations	—	9.67

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.08)	$9.94

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.08)	$0.30
Income (loss) from discontinued operations	—	(0.04)
Gain (loss) from sale of discontinued operations	—	9.35

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.08)	$9.61

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Net revenue	$317,681	$305,000
Net income (loss) from continuing operations	(3,416)	(516)
Net income (loss) from discontinued operations	12	1,819
Gain (loss) from sale of discontinued operations	(784)	135,045

Net income (loss) attributable to HC2 Holdings, Inc.	$(4,188)	$136,348

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.04)
Income (loss) from discontinued operations	—	0.13
Gain (loss) from sale of discontinued operations	(0.05)	9.69

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.27)	$9.78

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.04)
Income (loss) from discontinued operations	—	0.13
Gain (loss) from sale of discontinued operations	(0.05)	9.69

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.27)	$9.78

All expenditures incurred in connection with the Schuff acquisition were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the three months ended June 30, 2014. The results of operations for Schuff have been included in the condensed consolidated results of operations for the period May 29, 2014 through June 30, 2014. The Company recorded revenue of $54.5 million and net income of $2.5 million from Schuff for the three months ended June 30, 2014.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$18,872	$—
Buildings	24,142	—
Building and leasehold improvements	3,375	386
Network equipment	5,348	5,303
Machinery and equipment	27,514	—
Transportation equipment	720	—
Furniture and fixtures	2,049	380
EDP equipment	1,967	—
Construction in progress	2,556	—

	86,543	6,069
Less accumulated depreciation and amortization	3,317	3,107

	$83,226	$2,962

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Depreciation expense was $0.8 million and $1.0 million for the three and six months ended June 30, 2014, respectively. Depreciation expense was immaterial for the three and six months ended June 30, 2013 as a result of the property, plant and equipment of ICS being included in assets held for sale.

7. ACCOUNTS PAYABLE

Accounts payable consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$47,557	$6,964
Retentions payable	3,690	—

	$51,247	$6,964

8. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Note payable collaterized by the Company’s assets, with interest payable quarterly based on alternate base rate or LIBOR plus applicable margin (starting at 7.5% for alternate base rate and 8.5% for LIBOR) and increases by 25 basis points every quarter with principal due in 2015	70,314	—
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,948	—
Note payable to a bank under a revolving line of credit agreement, collaterized by Schuff’s assets, with interest payable monthly at the LIBOR plus 3%, maturing in 2019	10,689	—

	85,951	—
Less current portion	36,781	—

	$49,170	$—

Aggregate debt maturities are as follows (in thousands):

2014	36,469
2015	45,472
2016	625
2017	625
2018	625
2019	2,135

$85,951

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Credit Facilities

On May 29, 2014, the Company entered into a senior secured credit facility providing for an eighteen month term loan of $80 million relating to its acquisition of Schuff pursuant to a Credit Agreement (the “Credit Agreement”) by and among HC2, certain subsidiary guarantors of HC2, the lenders party thereto from time to time, Jefferies LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties. The Credit Agreement contains certain customary representations, affirmative covenants and negative covenants, including a financial covenant that requires HC2 to maintain a certain collateral coverage ratio and Schuff to maintain a minimum EBITDA and certain limitations on capital expenditures that may be made by each of HC2 and Schuff. Borrowings under the Credit Agreement will bear interest at a floating rate which can be, at HC2’s option, either (i) an alternate base rate (of not less than 2%) plus an applicable margin or (ii) a LIBOR borrowing rate for a specified interest period (of not less than 1%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement starts at 7.50% per annum for alternate base rate loans and 8.50% per annum for LIBOR loans and increases by 25 basis points every three months. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets, other than the assets of Schuff and its subsidiaries. The Credit Agreement contains various restrictive covenants. At June 30, 2014, the Company was in compliance with these covenants.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Schuff has a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”). On May 5, 2014, Schuff amended its Credit Facility, pursuant to which Wells Fargo extended the maturity date of the Credit Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5,000,000, collaterized by its real estate (“Real Estate Term Advance”). The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments. The proceeds of the Real Estate Term Advance, in conjunction with cash generated from operations and borrowings under the Credit Facility, were used to pay the remaining balance of the previous real estate term loan issued under the Credit Facility. The Credit Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Credit Facility has a floating interest rate of LIBOR plus 3.00% (3.23% at June 29, 2014) and requires monthly interest payments. The Credit Facility contains various restrictive covenants. At June 30, 2014, Schuff was in compliance with these covenants.

SHE has a Line of Credit Agreement (the “International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3,500,000. The line of credit is secured by a first priority, perfected security interest in SHE’s property and plant. The interest rate is 5.25% plus 1% of the special interest compensation fund (“FECI”). The line of credit contains covenants that, among other things, limit SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

At June 30, 2014, the Company had $86.0 million of borrowings and $3.9 million of outstanding letters of credit issued under its credit facilities. There was $35.4 million available under the Schuff Credit Facility at June 30, 2014. At June 30, 2014, Schuff had no borrowings and no outstanding letters of credit issued under its International LOC. There was $3.5 million available under Schuff’s International LOC at June 30, 2014.

9. INCOME TAXES

Income tax expense

Income tax expense was $1.9 million and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff. Income tax expense was $2.0 million and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.

NOL Limitation

As of December 31, 2013, the Company reported operating loss carryforwards available to reduce future United States taxable income in the amount of $241.0 million, of which, $125.0 million was subject to limitation under Section 382 of the Internal Revenue Code (“Section 382”). In the first quarter of 2014, substantial acquisitions of HC2 stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Preferred Stock and 1,500,000 shares of common stock related to the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

change is estimated to be $2.16 million per year. The Company also determined that it had a net unrealized built in gain (NUBIG) at the time of the change. Pursuant to Internal Revenue Code Section 382(h), the Company is able to increase its Section 382 annual base limitation by an incremental limitation estimated to be a total of $7.1 million in the first five years following the ownership change. On this basis the annual limitation for the first five years is estimated to be $3.58 million, decreasing to $2.16 million for the subsequent 15 years.

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and six months ended June 30, 2014, penalties and interest were immaterial.

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

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases, including continuing obligations of discontinued operations, as of June 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2014 (as of June 30, 2014)	$1,470
2015	2,456
2016	1,912
2017	1,217
2018	616
Thereafter	1,054

Total long-term obligations	$8,725

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The Company’s rent expense under operating leases was $1.0 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s rent expense under operating leases was $3.3 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The rent expense for the three and six months ended June 30, 2014 includes costs associated with the terminations of facilities leases.

Litigation

In December 2012, two lawsuits were filed against our subsidiaries that involve fabrication work pertaining to a refinery in Whiting, Indiana (the “BP Refinery”), owned by a subsidiary of British Petroleum (“BP”). BP brought suit in the United States District Court for the Northern District of Indiana against Carboline Company (“Carboline”), Trinity Steel Fabricators, Inc. (“Trinity”), the Company’s subsidiary, Schuff Steel Company (“SSC”), Tecon Services, Inc. (“Tecon”) and Alfred Miller Contracting Company (“AMC”), asserting contract and warranty claims as to SSC, arising out of allegations that fireproofing applied by others to steel that SSC and Trinity supplied to a modernization project at the BP Refinery was defectively fireproofed. AMC and Tecon filed a Petition for Damages and Declaratory Judgment in the State Court of Louisiana (14th Judicial District Court, Parish of Calcasieu), against Carboline, BP Corporation North America Inc., BP Products North America, Inc., Trinity, the Company’s subsidiaries, SSC and Schuff Steel—Gulf Coast, Inc. (“Gulf Coast”) and others parties. AMC and Tecon alleged, among other claims, that the Carboline Pyrocrete® 241 on the BP Refinery project was defective and that Carboline breached product warranties. In April 2014, the lawsuits were resolved in mediation. A confidential settlement agreement was executed on June 16, 2014 and the litigations were formally dismissed in July 2014. The Company’s settlement contribution was funded by its insurance carriers.

On February 14, 2014, the Company’s subsidiary, SSC, filed suit against dck/FWF, LLC (“dck”) in the Circuit Court in Sarasota County, Florida for additional work and costs SSC incurred on the University Town Center Project (“UTC Project”) in Sarasota, Florida. From the beginning of the UTC Project, the owner and general contractor, dck, made numerous design changes that resulted in substantial extra work for SSC. dck directed SSC to proceed and price this additional work. In May 2014, the lawsuit was resolved. Under the terms of a confidential settlement agreement, Schuff received certain additional compensation for extra work performed and costs incurred on the UTC Project.

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

11. EMPLOYEE RETIREMENT PLANS

HC2 and Schuff each maintain a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions.

Certain of Schuff’s fabrication and erection workforce are subject to collective bargaining agreements. Schuff contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause Schuff to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon Schuff’s proportionate share of each plan’s unfunded vested benefits.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Effective March 31, 2012, Schuff withdrew from the Steelworkers Pension Trust and incurred an initial withdrawal liability of approximately $2.6 million. During 2013, Schuff negotiated with the Steelworkers Pension Trust and reduced the liability to approximately $2.4 million. Schuff is required to make quarterly payments of approximately $0.2 million through September 1, 2015. The remaining balance of the withdrawal liability at June 30, 2014 was approximately $1.0 million, and is included in other liabilities (current and long-term) in the condensed consolidated balance sheets. Prior to its withdrawal from the Steelworkers Pension Trust, Schuff made contributions of $0.2 million during the year ended December 30, 2012.

Schuff made contributions to the California Ironworkers Field Pension Trust (“Field Pension”) of $0.9 million during the six months ended June 30, 2014. Schuff’s funding policy is to make monthly contributions to the plan. Schuff’s employees represent less than 5% of the participants in the Field Pension. As of June 30, 2014, Schuff has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

To replace the benefits associated with the Steelworkers Pension Trust upon Schuff’s withdrawal from that plan, Schuff agreed to make profit share contributions to a 401(k) defined contribution retirement savings plan (the “Union 401k”) for union steelworkers. Contributions made to the Union 401k by union steelworkers are 100% vested immediately. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 hours of work) and are 100% vested three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401k to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at the following rates: $0.50 per hour from April 1, 2013 to March 31, 2014 and $0.55 per hour from April 1, 2014 and beyond. Profit share contributions amounted to approximately $11,000 for the six months ended June 30, 2014.

12. SHARE-BASED COMPENSATION

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to HC2’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of June 30, 2014, there were 472,002 shares of HC2 common stock underlying such outstanding awards.

The Compensation Committee (the “Committee”) of the Board of Directors of HC2 administers HC2’s Omnibus Plan and the Prior Plan and has broad authority to administer, construe and interpret the plans.

The Management Compensation Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing (collectively, “awards”). HC2 typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares. The Omnibus Plan authorizes the issuance of up to 5,000,000 shares of HC2 common stock, subject to adjustment as provided in the Omnibus Plan.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

There were 1,577,385 and 40,000 options granted during the six months ended June 30, 2014 and 2013, respectively. Of the 1,577,385 options granted during the six months ended June 30, 2014, 1,568,864 of such options were granted to Philip Falcone on May 21, 2014, in connection with his appointment as Chairman, President and Chief Executive Officer of HC2. These options were issued pursuant to a standalone option agreement with Mr. Falcone and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2014 was $1.39 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Six Months Ended June 30,
	2014	2013
Expected option life	6 years	5.75 years
Risk-free interest rate	2.31% – 2.73%	1.32%
Expected volatility	36.74% – 37.20%	35.55%
Dividend yield	0%	0%

Total share-based compensation expense recognized by the Company during the three months ended June 30, 2014 and 2013 was $0.8 million and $1.0 million, respectively. Total share-based compensation expense recognized by the Company during the six months ended June 30, 2014 and 2013 was $1.0 million and $1.5 million, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock Units (RSUs)

A summary of HC2’s RSU activity during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2013	22,500	$13.59
Granted	4,261	$3.60
Vested	(20,000)	$13.82
Forfeitures	—	$—

Unvested – June 30, 2014	6,761	$6.67

As of June 30, 2014, the unvested RSUs represented $40,000 of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 6,761.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Stock Options

A summary of HC2’s stock option activity during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2013	589,859	$3.17
Granted	1,577,385	$4.55
Exercised	(230,300)	$2.43
Forfeitures	(229,901)	$4.47

Outstanding – June 30, 2014	1,707,043	$4.47

Eligible for exercise	644,799	$4.33

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – June 30, 2014	$82,973	9.7
Options exercisable – June 30, 2014	$77,887	9.5

During the six months ended June 30, 2014, the intrinsic value of the exercised options was $0.3 million. As of June 30, 2014, the Company had 1,062,244 unvested stock options outstanding of which $1.5 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.9 years. The number of unvested stock options expected to vest is 1,062,244 shares, with a weighted average remaining life of 9.9 years, a weighted average exercise price of $4.55, and an intrinsic value that was immaterial.

13. EQUITY

As of June 30, 2014 and December 31, 2013, there were 20,511,969 and 14,225,919 shares of common stock outstanding, respectively. As of June 30, 2014 and December 31, 2013, there were 30,000 and 0 shares of preferred stock outstanding, respectively.

Class A and B Warrants

In July 2009, HC2 issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of HC2’s common stock, which are divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consists of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of HC2 common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of HC2 common stock. In connection with the issuance of the Warrants, HC2 entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The Warrants have a five-year term and expired on July 1, 2014. As a result of special cash dividends paid in 2012 and 2013, antidilution adjustment provisions were triggered and the original exercise price and the number of shares of HC2 common stock issuable upon exercise were adjusted.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

As of June 30, 2014, the exercise price with respect to (i) the Class A-1 Warrants is $2.79, (ii) the Class A-2 Warrants is $3.77, (iii) the Class A-3 Warrants is $4.67, and (iv) the Class B Warrants is $5.93; while the number of shares of HC2 common stock issuable upon exercise with respect to (i) the Class A-1 Warrants is 903,779, (ii) the Class A-2 Warrants is 3,109,302, (iii) the Class A-3 Warrants is 4,385,696, and (iv) the Class B Warrants is 6,579,322. There were 734,748 Class A-1 Warrants exercised during the six months ended June 30, 2014, which converted to 3,222,816 shares of HC2’s common stock. There were 291,109 Class A-2 Warrants exercised during the six months ended June 30, 2014, which converted to 1,276,912 shares of HC2’s common stock. There were 119 Class A-3 Warrants exercised during the six months ended June 30, 2014, which converted to 522 shares of HC2’s common stock. The warrants expired on July 1, 2014. Prior to expiration, an additional 144,192 Class A-1 Warrants were exercised which converted into 632,473 shares of HC2’s common stock, an additional 489,644 Class A-2 Warrants were exercised which converted into 2,147,729 shares of HC2’s common stock and an additional 5,590 Class A-3 Warrants were exercised which converted into 24,519 shares of HC2’s common stock.

Preferred and Common Stock

On May 29, 2014, HC2 issued 30,000 shares of Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. Each share of Preferred Stock is initially convertible at a conversion price of $4.25, which is subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.

Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date, holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Preferred Stock shall be entitled to cause HC2 to redeem their Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change in control occurring on or prior to the third anniversary of the issue date plus and accrued but unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.

At any time after the third anniversary of the issue date, HC2 may redeem the Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share plus accrued but unpaid dividends. After the third anniversary of the issue date, HC2 may force conversion of the Preferred Stock into common stock if the common stock’s thirty-day volume-weighted average price (“VWAP”) exceeds 150% of the then-applicable conversion price and the common stock’s daily VWAP exceeds 150% of the then-applicable conversion price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP.

In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method, pursuant to ASC No. 260, “Earnings Per Share.” The two-class method is required as the Company’s preferred stock qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of preferred stock based on the weighted average number of common

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

shares outstanding and the number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the preferred stock do not participate in losses.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The Company’s investments, recorded at fair value using quoted market prices (a Level 1 approach), as of June 30, 2014 was $0.8 million. The estimated aggregate fair value of the Company’s debt, based on significant other observable inputs (a Level 2 approach) approximated its carrying value of $86.0 million at June 30, 2014.

15. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two reportable geographic segments—United States and United Kingdom. The Company has three reportable operating segments based on management’s organization of the enterprise—Telecommunications, Life Sciences and Manufacturing. The Company also has non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where services are provided and the location of the long-lived assets, respectively. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Revenue by Geographic Region
United States	$80,978	$23,635	$106,258	$47,263
United Kingdom	15,608	34,986	33,682	70,147

Total	$96,586	$58,621	$139,940	$117,410

Net Revenue by Segment
Telecommunications	$42,111	$58,621	$85,465	$117,410
Manufacturing	54,475	—	54,475	—

Total	$96,586	$58,621	$139,940	$117,410

Income (Loss) from Operations
Telecommunications	(228)	(4,646)	(106)	(9,023)
Life Sciences	(935)	—	(935)	—
Manufacturing	4,126	—	4,126	—
Corporate	(4,060)	(6,845)	(8,269)	(7,970)

Total	$(1,097)	$(11,491)	$(5,184)	$(16,993)

Capital Expenditures
Telecommunications	$188	$3,438	$256	$9,955
Manufacturing	386	—	386	—
Corporate	—	—	21	—

Total	$574	$3,438	$663	$9,955

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2014	December 31, 2013
Property, Plant and Equipment – Net
United States	$82,726	$2,303
United Kingdom	500	659

Total	$83,226	$2,962

	June 30, 2014	December 31, 2013
Assets
United States	$379,181	$71,481
United Kingdom	12,574	16,199

Total	$391,755	$87,680

16. BACKLOG

Schuff’s backlog was $386.9 million ($366.9 million under contracts or purchase orders and $20.0 million under letters of intent) at June 30, 2014. The Company’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $208.2 million, representing 53.8% of Schuff’s backlog at June 30, 2014, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

17. DISCONTINUED OPERATIONS

On April 17, 2013, the Company completed the sale of its BLACKIRON Data business to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. In July 2014, we received the escrow proceeds of $19.5 million. A majority of the proceeds was used to pay down the Credit Agreement.

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., PTCI, Telesonic Communications Inc., and Globility Communications Corporation to affiliates of York Capital Management, an investment firm (together “York”), for $129 million. The sale of PTI was also contemplated as part of this transaction, and subject to regulatory approval. The Company recorded a

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

$13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. In addition, the purchase agreement provides that the Company must, for 14 months after the closing of the transaction, maintain a minimum balance of cash and cash equivalents necessary to satisfy potential indemnification obligations under the purchase agreement. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million was released. A portion of the proceeds was used to pay down the Credit Agreement.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. The $0.8 million was recorded as an adjustment to the gain that was recorded in 2013, which resulted in a net gain from this transaction of $13.0 million. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million escrow deposit is recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet as of June 30, 2014.

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

As a result of these events, the Company’s condensed consolidated financial statements reflect BLACKIRON Data and North America Telecom as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three and six months ended June 30, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of June 30, 2014 and December 31, 2013.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$3,190	$50,316	$6,468	$111,199
Operating expenses	3,113	46,070	6,342	100,327

Income from operations	77	4,246	126	10,872
Interest expense	(3)	(4,260)	(3)	(8,509)
Interest income and other income (expense)	(25)	28	(51)	46
Foreign currency transaction loss	—	(262)	—	(339)

Income (loss) before income tax	49	(248)	72	2,070
Income tax (expense)	(22)	(359)	(28)	(298)

Income from discontinued operations	$27	$(607)	$44	$1,772

Excluded from the table below, but included in assets held for sale, is $3.6 million which represents the fair value of the aircraft. Summarized assets and liabilities of the remaining portion of North America Telecom, PTI, classified as held for sale as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	North America Telecom (1)
	June 30, 2014	December 31, 2013
Accounts receivable	$311	$670
Prepaid expenses and other current assets	550	839
Long-lived assets and other non-current assets	4,795	4,820

Assets held for sale	$5,656	$6,329

Accounts payable	$618	$869
Accrued interconnection costs	305	420
Accrued expenses and other liabilities	3,336	3,534

Liabilities held for sale	$4,259	$4,823

(1)	Included in the table above is the remaining goodwill of the US reporting unit of $3.7 million and customer relationships of $0.4 million, applicable to PTI.

18. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The Company had dilutive common share equivalents during the three months ended June 30, 2013, due to the results of operations being income from continuing operations, net of tax. For the three months ended June 30, 2013, the following were dilutive and were included in the calculation of diluted income per common share due to their dilutive effect:

Three Months Ended June 30, 2013

•	0.2 million shares issuable upon exercise of stock options and RSUs;

•	0.3 million shares issuable upon exercise of Warrants

For the six months ended June 30, 2013, the Company had no dilutive common share equivalents due to results of operations being a loss from continuing operations, net of tax. The amounts above were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2014 due to the results of operations being a loss from continuing operations, net of tax. For the three and six months ended June 30, 2014, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

Three and Six Months Ended June 30, 2014

•	1.7 million shares issuable upon exercise of stock options and RSUs; and

•	15.0 million shares issuable upon exercise of Warrants.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(3,788)	$2,920	$(7,968)	$(2,671)
Income (loss) from discontinued operations	27	(607)	44	1,772
Gain (loss) from sale of discontinued operations	—	135,045	(784)	135,045

Net income (loss) – basic	$(3,761)	$137,358	$(8,708)	$134,146

Net income (loss) – diluted	$(3,761)	$137,358	$(8,708)	$134,146

Weighted average common shares outstanding – basic	16,905	13,972	15,780	13,941

Weighted average common shares outstanding – diluted	16,905	14,436	15,780	13,941

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$0.21	$(0.50)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.66	(0.05)	9.69

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.22)	$9.83	$(0.55)	$9.62

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$0.20	$(0.50)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.35	(0.05)	9.69

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.22)	$9.51	$(0.55)	$9.62

19. SUBSEQUENT EVENTS

Completion of North America Telecom Divestiture

As discussed above under Note 1—“Organization and Business”, the closing of the sale of the remainder of our North America Telecom business, which was to follow the initial closing that occurred on July 31, 2013, was deferred pending the receipt of regulatory approvals. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million was released. A portion of the proceeds was used to pay down the Credit Agreement.

Collection of Escrow Related to Sale of BLACKIRON Data Business

As discussed above under Note 17—“Discontinued Operations”, we received the escrow proceeds of $19.5 million related to the sale of our BLACKIRON Data business. A majority of the proceeds was used to pay down the Credit Agreement.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Sale of Aircraft

In July 2014, Schuff finalized its sale of aircraft and related machinery and equipment. Schuff classified the assets as held for sale in the condensed consolidated financial statements as of June 30, 2014.

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

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “US GAAP” means accounting principles accepted in the United States of America.

Introduction and Overview of Operations

On May 29, 2014, we completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. Schuff and its wholly-owned subsidiaries are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama.

We have also historically operated a network of direct routes and provided premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company has provided telecommunications services from its North America Telecom and International Carrier Services (“ICS”) business units. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom business. The sale of PTI was also contemplated as part of this transaction, and subject to regulatory approval. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business.

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

Our primary telecommunications markets are Asia Pacific, Latin America, North America/Canada/Mexico and Europe/Middle East/Asia.

During 2013, we also provided certain growth services through our BLACKIRON Data business unit, which operated our pure data center operations in Canada. On April 17, 2013, we consummated the divestiture of BLACKIRON Data.

The Company currently has three reportable operating segments based on management’s organization of the enterprise—Telecommunications which includes ICS, Life Sciences which includes Genovel Orthopedics, Inc. (“Genovel”) involved with the development of products to treat early osteoarthritis of the knee, and Manufacturing which includes Schuff.

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical telecommunications operations, operating, growing or acquiring additional assets or businesses related to our current or historical telecommunications operations, including expanding our ICS business, or winding down or selling our existing operations, including the ICS business. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be. Based on Schedule 13D filings of Harbinger Group Inc. (“HGI”) and Philip Falcone, HGI, Mr. Falcone and other HGI-affiliated entities beneficially own approximately 40.0% of HC2’s common stock (based on the amount of HC2’s outstanding common stock as of April 30, 2014). Our new affiliation with HGI and its personnel may give us access to new acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to HGI or its affiliates or personnel. However, HGI and its affiliates and personnel are not obligated to provide us with access to any acquisition or business combination opportunities and may at any time be seeking investment opportunities similar to those being considered by the Company.

Recent Developments

Acquisition of Schuff International, Inc.

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff, a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff and its wholly-owned subsidiaries are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%.

The aggregate consideration for the shares of Schuff acquired was approximately $85 million, which was funded using the net proceeds from (i) the issuance of $30 million of Series A Convertible Participating Preferred Stock of HC2 (the “Preferred Stock”), discussed below, and $6 million of common stock of HC2, and (ii) the entry into the Credit Facility (as defined below under “—Liquidity and Capital Resources—Important Long-Term Liquidity and Capital Structure Developments—Credit Facilities”) providing for an eighteen month term loan of $80 million, each of which was also completed on May 29, 2014.

Preferred Stock and Common Stock Issuance

On May 29, 2014, HC2 issued 30,000 shares of Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. Each share of Preferred Stock is initially convertible at a conversion price of $4.25, which is subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.

Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date, holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Preferred Stock shall be entitled to cause HC2 to redeem their Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change in control occurring on or prior to the third anniversary of the issue date plus and accrued but unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.

At any time after the third anniversary of the issue date, HC2 may redeem the Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share plus accrued but unpaid dividends. After the third anniversary of the issue date, HC2 may force conversion of the Preferred Stock into common stock if the common stock’s thirty-day volume-weighted average price (“VWAP”) exceeds 150% of the then-applicable conversion price and the common stock’s daily VWAP exceeds 150% of the then-applicable conversion price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP.

Foreign Currency

Foreign currency can impact our financial results. During the three months ended June 30, 2014, approximately 16.2% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2014 and 2013:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1)	$—	$43,018	$(43,018)	-100.0%	$—	$96,087	$(96,087)	-100.0%
United Kingdom	15,608	34,986	(19,378)	-55.4%	33,682	70,146	(36,464)	-52.0%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1) (in CAD)	$—	$43,990	$(43,990)	-100.0%	$—	$97,468	$(97,468)	-100.0%
United Kingdom (in GBP)	9,280	22,769	(13,489)	-59.2%	20,207	45,381	(25,174)	-55.5%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare the Company’s results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

Discontinued Operations

2013 Developments—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom business. In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (“PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. ICS had been classified as a discontinued operation since the second quarter of 2012 as a result of being held for sale.

As a result of these events, the Company’s condensed consolidated financial statements reflect BLACKIRON Data and North America Telecom as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three and six months ended June 30, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities as of June 30, 2014 and December 31, 2013. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$3,190	$50,316	$6,468	$111,199
Operating expenses	3,113	46,070	6,342	100,327

Income from operations	77	4,246	126	10,872
Interest expense	(3)	(4,260)	(3)	(8,509)
Interest income and other income (expense)	(25)	28	(51)	46
Foreign currency transaction loss	—	(262)	—	(339)

Income (loss) before income tax	49	(248)	72	2,070
Income tax (expense)	(22)	(359)	(28)	(298)

Income from discontinued operations	$27	$(607)	$44	$1,772

Results of Operations

Results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014		June 30, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	42,111	43.6%	58,621	100.0%	(16,510)	-28.2%
Manufacturing	54,475	56.4%	—	0.0%	54,475	100.0%

Total Net Revenue	96,586	100.0%	58,621	100.0%	37,965	64.8%

Net revenue: Net revenue increased $38.0 million, or 64.8%, to $96.6 million for the three months ended June 30, 2014 from $58.6 million for the three months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014		June 30, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	39,530	93.9%	55,436	94.6%	(15,906)	-28.7%
Manufacturing	43,330	79.5%	—	0.0%	43,330	100.0%

Total Cost of Revenue	82,860	85.8%	55,436	94.6%	27,424	49.5%

Cost of revenue: Cost of revenue increased $27.4 million to $82.9 million, or 85.8% of net revenue, for the three months ended June 30, 2014 from $55.4 million, or 94.6% of net revenue, for the three months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue. While there have been significant declines in both net revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue decreased 70 basis points quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014		June 30, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	2,599	6.2%	7,831	13.4%	(5,232)	-66.8%
Life Sciences	935	0.0%	—	0.0%	935	100.0%
Manufacturing	6,439	11.8%	—	0.0%	6,439	100.0%
Corporate	4,059	0.0%	6,846	0.0%	(2,787)	-40.7%

Total SG&A	14,032	14.5%	14,677	25.0%	(645)	-4.4%

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $0.6 million to $14.0 million, or 14.5% of net revenue, for the three months ended June 30, 2014 from $14.6 million, or 25.0% of net revenue, for the three months ended June 30, 2013. The decrease in Telecommunications was primarily due to a $3.0 million decrease in salaries and benefits resulting from headcount reductions, $1.3 million lower professional fees, $0.5 million decrease in general and administrative expenses and $0.4 million decrease in occupancy. The decrease in Corporate was primarily due to a $5.2 million decrease in salaries and benefits resulting from headcount reductions which was partially offset by $1.8 million higher professional fees and $0.5 million increase in occupancy. The increase in Manufacturing was due to our acquisition of Schuff.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended June 30, 2014 was $0.8 million, a portion of which was included in cost of revenue. Depreciation expense was an immaterial amount for the three months ended June 30, 2013 as the property and equipment of Telecommunications was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When Telecommunications was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.

Interest expense: Interest expense was $1.0 million for the three months ended June 30, 2014. Interest expense was immaterial for the three months ended June 30, 2013. Interest expense in 2014 was due to our new credit facilities.

Gain from contingent rights valuation: The gain from the change in fair value of HC2’s now-expired contingent value rights (the “CVR”s) for the three months ended June 30, 2013 was $14.8 million. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. The sale of substantially all of North America Telecom constituted a change of control under the agreement governing the CVRs (the “CVR Agreement”) and resulted in the expiration of the CVRs and termination of the CVR Agreement in 2013. Accordingly, there was no gain or loss from the change in fair value of the CVRs for the three months ended June 30, 2014.

Interest income and other expense, net: Interest income and other expense, net was income of $1.7 million and expense of $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to gains recorded on an insurance policy and the sale of an investment.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) was a gain of $0.4 million and a loss of $0.2 million for the three months ended June 30, 2014 and 2013, respectively. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense: Income tax expense was $1.9 million and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.

Results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended				Year-over-Year
	June 30, 2014		June 30, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	85,465	61.1%	117,410	100.0%	(31,945)	-27.2%
Manufacturing	54,475	38.9%	—	0.0%	54,475	100.0%

Total Net Revenue	139,940	100.0%	117,410	100.0%	22,530	19.2%

Net revenue: Net revenue increased $22.5 million, or 19.2%, to $139.9 million for the six months ended June 30, 2014 from $117.4 million for the six months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations year over year.

	Six Months Ended				Year-over-Year
	June 30, 2014		June 30, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	80,637	94.4%	110,952	94.5%	(30,315)	-27.3%
Manufacturing	43,330	79.5%	—	0.0%	43,330	100.0%

Total Cost of Revenue	123,967	88.6%	110,952	94.5%	13,015	11.7%

Cost of revenue: Cost of revenue increased $13.0 million to $124.0 million, or 88.6% of net revenue, for the six months ended June 30, 2014 from $111.0 million, or 94.5% of net revenue, for the six months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue. While there have been significant declines in both revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue remained relatively flat.

	Six Months Ended				Year-over-Year
	June 30, 2014		June 30, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	5,376	6.3%	15,485	13.2%	(10,109)	-65.3%
Life Sciences	935	0.0%	—	0.0%	935	100.0%
Manufacturing	6,439	11.8%	—	0.0%	6,439	100.0%
Corporate	7,486	0.0%	7,971	0.0%	(485)	-6.1%

Total SG&A	20,236	14.5%	23,456	20.0%	(3,220)	-13.7%

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $3.2 million to $20.2 million, or 14.5% of net revenue, for the six months ended June 30, 2014 from $23.4 million, or 20.0% of net revenue, for the six months ended June 30, 2013. The decrease in Telecommunications was primarily due to a $4.9 million decrease in salaries and benefits resulting from headcount reductions, $3.3 million lower professional fees, $0.9 million lower rent expense and $0.9 million decrease in general and administrative expenses. The decrease in Corporate was primarily due to a $5.2 million decrease in salaries and benefits resulting from headcount reductions partially offset by $2.5 million higher rent expense and $2.1 million higher professional fees. The increase in Manufacturing was due to our acquisition of Schuff.

Depreciation and amortization expense: Depreciation and amortization expense for the six months ended June 30, 2014 was $1.0 million, a portion of which was included in cost of revenue. Depreciation expense was an immaterial amount for the six months ended June 30, 2013 as the property and equipment of Telecommunications was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When Telecommunications was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.

Interest expense: Interest expense was $1.0 million for the six months ended June 30, 2014. Interest expense was immaterial for the six months ended June 30, 2013. Interest expense in 2014 was due to our new credit facilities.

Gain from contingent rights valuation: The gain from the change in fair value of the CVRs for the six months ended June 30, 2013 was $14.9 million. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. The sale of substantially all of North America Telecom constituted a change of control under the CVR Agreement and resulted in the expiration of the CVRs and termination of the CVR Agreement in 2013. Accordingly, there was no gain from the change in fair value of the CVRs for the six months ended June 30, 2014.

Interest income and other expense, net: Interest income and other expense, net was income of $1.6 million and expense of $0.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to gains recorded on an insurance policy and the sale of an investment.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) was a gain of $0.4 million and a loss of $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense: Income tax expense was $2.0 million and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Credit Facilities

On May 29, 2014, the Company entered into a senior secured credit facility providing for an eighteen month term loan of $80 million relating to its acquisition of Schuff (the “Credit Facility”). In addition, Schuff’s credit facilities remained in place following the acquisition. For additional information on these facilities, refer to Note 8—“Long-Term Obligations—Credit Facilities” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Escrow Deposits

The Company has certain escrow deposits associated with the sales of BLACKIRON Data and North America Telecom during 2013 which have various conditions for their release. In connection with the sale of BLACKIRON Data, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. In July 2014, we received escrow proceeds of $19.5 million, a majority of which was used to pay down the Credit Facility. In connection with the sale of North America Telecom, several different escrow deposits were established, all with varying release conditions and dates which in total amounted to $18.25 million. Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. Lastly, an additional $3.0 million was placed in escrow to be paid upon closing of the sale of PTI. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million was released, a portion of which was used to pay down the Credit Facility. The $19.5 million, $6.45 million and $3.0 million escrow deposits are recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets.

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network and steel manufacturing equipment, including switches, related transmission equipment and capacity, development of back-office systems and income taxes. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2014 as compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net income, net of non-cash operating activity, used $3.6 million of cash. Other major drivers included a decrease in accounts receivable of $11.9 million, an increase in accounts payable of $6.3 million and a decrease in prepaid expenses and other current assets of $6.2 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.8 million. For the six months ended June 30, 2013, net income, net of non-cash operating activity, used $1.3 million of cash. Other major drivers included an increase in accounts receivable of $4.7 million, a decrease in accrued expenses, other current liabilities and other liabilities, net of $4.4 million and a decrease in accounts payable of $1.0 million, partially offset by a decrease in other assets of $2.2 million and an increase in accrued income taxes of $0.2 million.

Net cash used in investing activities was $90.8 million for the six months ended June 30, 2014 as compared to net cash provided by investing activities of $159.4 million for the six months ended June 30, 2013. Net cash used in investing activities for the six months ended June 30, 2014 included $85.6 million for the Schuff acquisition, Schuff’s purchase of their common stock for $5.0 million and $0.7 million of capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2013 included $169.6 million of net proceeds from the sale of our BLACKIRON Data segment and a decrease in restricted cash of $0.2 million, partially offset by $10.0 million of capital expenditures and $0.4 million used in the acquisition of businesses.

Net cash provided by financing activities was $113.7 million for the six months ended June 30, 2014 as compared to net cash used in financing activities of $1.6 million for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 included $123.4 million of proceeds from credit facilities, $35.1 million of proceeds from the issuance of Preferred Stock and common stock and $14.4 million of proceeds from the exercise of warrants and stock options, partially offset by $57.7 million used to make principal payments on our credit facilities. Net cash used in financing activities during the six months ended June 30, 2013 included $0.8 million used to pay dividend equivalents to our shareholders and $0.8 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of June 30, 2014, we had $40.8 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months. As of June 30, 2014, we had $86.0 million of indebtedness.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of June 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,725	$1,470	$4,368	$1,833	$1,054
Total principal & interest payments	101,071	42,514	54,656	3,901	—

Total contractual obligations	$109,796	$43,984	$59,024	$5,734	$1,054

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

HC2

Factors or risks that could cause HC2’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

•	the impact of covenants in the certificate of designation governing HC2’s Preferred Stock, the Credit Agreement governing our Credit Facility and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

•	the impact on the holders of HC2’s common stock if we issue additional shares of HC2 common stock or preferred stock;

•	the impact of decisions by HC2’s significant stockholders, whose interest may differ from those of HC2’s other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for HC2’s common stock or the failure of HC2 to subsequently relist its common stock on a national securities exchange;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;

•	our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Manufacturing / Schuff

Factors or risks that could cause Schuff’s, and thus our Manufacturing segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	its ability to realize cost savings from expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

•	uncertain timing and funding of new contract awards, as well as project cancellations;

•	cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise;

•	risks associated with labor productivity, including performance of subcontractors that Schuff hires to complete projects;

•	its ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather affecting Schuff’s performance and timeliness of completion of projects, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on Schuff’s business, financial condition, results of operations or cash flow; and

•	lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing Schuff’s obligations under bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts.

Telecommunications / ICS

Factors or risks that could cause ICS’s, and thus our Telecommunications segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

•	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

•	its compliance with complex laws and regulations in the U.S. and internationally; and

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets.

Life Sciences / Genovel

Factors or risks that could cause Genovel’s, and thus our Life Sciences segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	its ability to develop and commercialize new products;

•	the timing and anticipated outcome of clinical studies and other procedures required to obtain approval of any developed products;

•	the ultimate marketability of products currently being developed, including as a result of rapid technological advancement in the industry in which Genovel operates;

•	changes to the regulatory environment for Genovel’s products, including any increased expenditures as a result of national health care reform or other increased government regulation of Genovel’s industry; and

•	its success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities.

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

Foreign currency exchange rates—Foreign currency can impact our financial results. During the three months ended June 30, 2014, approximately 16.2% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the six months June 30, 2014 as compared to the six months ended June 30, 2013, the USD was weaker on average as compared to the GBP. As a result, the revenue of our subsidiaries whose local currency is GBP decreased 55.5% in their local currencies compared to the six months ended June 30, 2013 and decreased 52.0% in USD.

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

Changes in Internal Control.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 10—“Commitments and Contingencies—Litigation” to our consolidated financial statements included in HC2’s Annual Report on Form 10-K for the year ended December 31, 2013.

For recent developments pertaining to legal proceedings described in our Form 10-K and a description of other pending legal proceedings, please see Note 10—“Commitments and Contingencies—Litigation” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.

ITEM 1A.	RISK FACTORS

Risks Related to Schuff International, Inc.

Schuff’s business is dependent upon major construction contracts, the unpredictable timing of which may result in significant fluctuations in its cash flow due to the timing of receipt of payment under such contracts.

Schuff’s cash flow is dependent upon obtaining major construction contracts primarily from general contractors and engineering firms responsible for commercial and industrial construction projects, such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payment from Schuff’s customers, could result in significant periodic fluctuations in cash flows from Schuff’s operations. In addition, many of Schuff’s contracts require it to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, Schuff may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

The nature of Schuff’s primary contracting terms for its contracts, including fixed-price and cost-plus pricing, could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff’s projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of two types of contract pricing approaches: fixed-price or cost-plus pricing. Under fixed-price contracts, Schuff performs its services and executes its projects at an established price, subject to adjustment only for change orders approved by the customer, and, as a result, it may benefit from cost savings but be unable to recover any cost overruns. If Schuff does not execute such a contract within cost estimates, it may incur losses or the project may be less profitable than expected. Historically, the majority of Schuff’s contracts have been fixed-price arrangements. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price;

•	unanticipated costs or claims, including costs for project modifications, customer-caused delays, errors or changes in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures, equipment or systems we supply;

•	failure to properly estimate costs of materials, including steel and steel components, engineering services, equipment, labor or subcontractors;

•	changes in the costs of materials, engineering services, equipment, labor or subcontractors;

•	changes in labor conditions, including the availability and productivity of labor;

•	productivity and other delays caused by weather conditions;

•	failure to engage necessary suppliers or subcontractors, or failure of such suppliers or subcontractors to perform;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations; and

•	changes in general economic conditions.

Under cost-plus contracts, Schuff receives reimbursement for its direct labor and material cost, plus a specified fee in excess thereof, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs, up to a maximum amount, an arrangement that may protect Schuff against cost overruns. If Schuff is unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted above for fixed-price contracts, the project may be less profitable than expected.

Generally, Schuff’s contracts and projects vary in length from 1 to 12 months, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations because there is an increased risk that the circumstances upon which Schuff based its original estimates will change in a manner that increases costs. In addition, Schuff sometimes bears the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that Schuff cannot recover from its customers, suppliers or subcontractors, the outcome could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Furthermore, revenue and gross profit from Schuff’s contracts can be affected by contract incentives or penalties that may not be known or finalized until the later stages of the contract term. Some of Schuff’s contracts provide for the customer’s review of its accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.

The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in Schuff’s contract accounting, actual results could differ from those estimates.

Schuff’s billed and unbilled revenue may be exposed to potential risk if a project is terminated or canceled or if Schuff’s customers encounter financial difficulties.

Schuff’s contracts often require it to satisfy or achieve certain milestones in order to receive payment for the work performed. As a result, under these types of arrangements, Schuff may incur significant costs or perform significant amounts of services prior to receipt of payment. If the ultimate customer does not to proceed with the completion of the project or if the customer or contractor under which Scuff is a subcontractor defaults on its payment obligations, Schuff may face difficulties in collecting payment of amounts due to it for the costs previously incurred. If Schuff is unable to collect amounts owed to it, this could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff may not be able to fully realize the revenue value reported in its backlog, a substantial portion of which is attributable to a relatively small number of large contracts or other commitments.

As of June 30, 2014, Schuff had a backlog of work to be completed of approximately $386.9 million ($366.9 million under contracts or purchase orders and $20.0 million under letters of intent. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by Schuff during a given period, including legally binding commitments without a defined scope. Commitments may be in the form of written contracts, letters of intent, notices to proceed and purchase orders. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed, which increases or decreases to reflect modifications in the work to be performed under a given commitment. The revenue projected in Schuff’s backlog may not be realized or, if realized, may not be profitable as a result of poor contract performance.

Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if Schuff’s backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, Schuff typically has no contractual right to the total revenue reflected in its backlog. Some of the contracts in Schuff’s backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of Schuff’s out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit Schuff would have realized had the contract been completed. Although Schuff may be reimbursed for certain costs, it may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of Schuff’s assets. Approximately $208.2 million, representing 53.8% of Schuff’s backlog at June 30, 2014, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

Schuff’s failure to meet contractual schedule or performance requirements could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

In certain circumstances, Schuff guarantees project completion by a scheduled date or certain performance levels. Failure to meet these schedule or performance requirements could result in a reduction of revenue and additional costs, and these adjustments could exceed projected profit. Project revenue or profit could also be reduced by liquidated damages withheld by customers under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Schedule delays can result in costs exceeding our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those previously anticipated and could cause us to suffer damage to our reputation within our industry and our customer base.

Schuff’s government contracts may be subject to modification or termination, which could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff is a provider of services to U.S. government agencies and is therefore exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts to which Schuff is a party at their convenience, due to budget constraints or various other reasons. As a result, Schuff’s backlog may be reduced or it may incur a loss if a government agency decides to terminate or modify a contract to which Schuff is a party. Schuff is also subject to audits, including audits of internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require Schuff to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in Schuff being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to Schuff’s reputation, each of which could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.

In addition to the risks noted above, legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts with government agencies may be only partially funded or may be terminated, and Schuff may not realize all of the potential revenue and profit from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Schuff is exposed to potential risks and uncertainties associated with its reliance on subcontractors and third party vendors to execute certain projects.

Schuff relies on third-party suppliers, especially suppliers of steel and steel components, and subcontractors to assist in the completion of projects. To the extent these parties cannot execute their portion of the work and are unable to deliver their services, equipment or materials according to the agreed-upon contractual terms, or Schuff cannot engage subcontractors or acquire equipment or materials, Schuff’s ability to complete a project in a timely manner may be impacted. Furthermore, when bidding or negotiating for contracts, Schuff must make estimates of the amounts these third parties will charge for their services, equipment and materials. If the amount Schuff is required to pay for third-party goods and services in an effort to meet its contractual obligations exceeds the amount it has estimated, Schuff could experience project losses or a reduction in estimated profit.

Any increase in the price of, or change in supply and demand for, the steel and steel components that Schuff utilizes to complete projects could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

The prices of the steel and steel components that Schuff utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Although Schuff may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, Schuff’s margins may be adversely impacted by such cost increases.

Schuff’s dependence on suppliers of steel and steel components makes it vulnerable to a disruption in the supply of its products.

Schuff purchases a majority of the steel and steel components utilized in the course of completing projects from several domestic and foreign steel producers and suppliers. Although Schuff has long-standing relationships with many of its suppliers, it generally does not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on Schuff’s results of operations or financial condition:

•	its ability to identify and develop relationships with qualified suppliers;

•	the terms and conditions upon which it purchases products from its suppliers, including applicable exchange rates, transport costs and other costs, its suppliers’ willingness to extend credit to it to finance its inventory purchases and other factors beyond its control;

•	financial condition of its suppliers;

•	political instability in the countries in which its suppliers are located;

•	its ability to import outsourced products;

•	its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs;

•	its inability to find replacement suppliers in the event of a deterioration of the relationship with current suppliers; or

•	its suppliers’ ability to manufacture and deliver outsourced products according to its standards of quality on a timely and efficient basis.

Intense competition in the markets Schuff serves could reduce Schuff’s market share and earnings.

The principal geographic and product markets Schuff serves are highly competitive, and this intense competition is expected to continue. Schuff competes with other contractors for commercial, industrial and specialty projects on a local, regional, or national basis. Continued service within these markets requires substantial resources and capital investment in equipment, technology and skilled personnel, and certain of Schuff’s competitors have financial and operating resources greater than Schuff. Competition also places downward pressure on Schuff’s contract prices and margins. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. While Schuff believes that it maintains a competitive advantage with respect to these factors, failure to continue to do so or to meet other competitive challenges could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff’s participation in its current or any future joint investment could be adversely affected by its lack of sole decision-making authority, its reliance on a partner’s financial condition and disputes between Schuff and its partners.

Schuff has formed the Schuff Hopsa Engineering joint venture located in Panama, and in the future it may engage in similar joint ventures with third parties. In such circumstances, Schuff may not be in a position to exercise significant decision-making authority if it does not own a substantial majority of the equity interests of such joint venture or otherwise have contractual rights entitling it to exercise such authority. These ventures may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with Schuff’s business interests or goals, and may be in a position to take actions contrary to Schuff’s policies or objectives. Disputes between Schuff and partners may result in litigation or arbitration that would increase its costs and expenses and divert a substantial amount of management’s time and effort away from Schuff’s business. Schuff may also, in certain circumstances, be liable for the actions of its third-party partners.

Schuff’s business is cyclical in nature and the recent worldwide economic downturn, and the resulting decreases in commercial and industrial construction activities in the United States, adversely affected Schuff’s revenues and operating results. A slowdown in the economic recovery or changes in the economic factors specific to the industries in which Schuff operates could have further adverse effects on Schuff’s results of operations, cash flows or financial condition.

A substantial portion of Schuff’s revenues are derived from engaging in construction projects in the commercial and industrial markets, which are cyclical in nature. These end markets that Schuff serves experienced a decline as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. This weakness led to a decrease in the demand for Schuff’s products and services and intensifying price competition from other industry participants. Such decreases adversely affect Schuff’s operating results by causing its revenues to decline and, because certain of Schuff’s costs are fixed, its operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to U.S. commercial and general industrial activities, could cause weakness in Schuff’s end markets and adversely affect its revenues and operating results.

The following factors, among others, may cause weakness in Schuff’s end markets, either temporarily or long-term, and are outside of our control:

•	a decrease in expected levels of infrastructure spending;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region;

•	decreased levels of consumer spending; or

•	terrorism or hostilities involving the United States.

Schuff may be exposed to additional risks as it obtains new significant awards and executes its backlog, including greater backlog concentration in fewer projects, potential cost overruns and increasing requirements for letters of credit, each of which could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

As Schuff obtains new significant project awards, these projects may use larger sums of working capital than other projects and Schuff’s backlog may become concentrated among a smaller number of customers. Approximately $208.2 million, representing 53.8% of Schuff’s backlog at June 30, 2014, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in Schuff’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, Schuff’s results of operations, cash flows or financial position could be adversely impacted.

Additionally, as Schuff converts its significant projects from backlog into active construction, it may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements. We can provide no assurance that Schuff will be able to access such capital and credit as needed or that it would be able to do so on economically attractive terms. Moreover, Schuff may be unable to replace the projects that it executes in its backlog.

Schuff’s customers’ ability to receive the applicable regulatory and environmental approvals for projects and the timeliness of those approvals could adversely affect Schuff’s business.

The regulatory permitting process for Schuff’s projects requires significant investments of time and money by Schuff’s customers and sometimes by Schuff. There are no assurances that Schuff’s customers or Schuff will obtain the necessary permits for these projects. Applications for permits may be opposed by governmental entities, individuals or special interest groups, resulting in delays and possible non-issuance of the permits.

Schuff’s failure to obtain or maintain required licenses may adversely affect its business.

Schuff is subject to licensure and hold licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. While we believe that Schuff is in material compliance with all contractor licensing requirements in the various jurisdictions in which it operates, the failure to obtain, loss or revocation of any license or the limitation on any of Schuff’s primary services thereunder in any jurisdiction in which it conducts substantial operations could prevent Schuff from conducting further operations in such jurisdiction and have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Volatility in the equity and credit markets could adversely impact Schuff due to its impact on the availability of funding for Schuff’s customers, suppliers and subcontractors.

Some of Schuff’s ultimate customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by volatile equity or credit markets. The unavailability of financing could lead to the delay or cancellation of projects or the inability of such parties to pay Schuff or provide needed products or services and thereby have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff’s business may be adversely affected by bonding and letter of credit capacity.

Certain of Schuff’s projects require the support of bid and performance surety bonds or letters of credit. A restriction, reduction, or termination of Schuff’s surety bond agreements or letter of credit facilities could limit its ability to bid on new project opportunities, thereby limiting new awards.

Schuff is vulnerable to significant fluctuations in its liquidity that may vary substantially over time.

Schuff’s operations could require the utilization of large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, contract initiation or completion delays, customer payment problems and professional and product liability claims and other unexpected costs. Although the Schuff Credit Facility provides it with a source of liquidity, there is no guarantee that the Schuff Credit Facility will be sufficient to meet Schuff’s liquidity needs or that Schuff will be able to maintain the Schuff Credit Facility or obtain any other sources of liquidity on attractive terms, or at all.

Schuff’s projects expose it to potential professional liability, product liability, warranty and other claims.

Schuff’s operations are subject to the usual hazards inherent in providing engineering and construction services for the construction of often large commercial industrial facilities, such as the risk of accidents, fires and explosions. These hazards can cause personal injury and loss of life, business interruptions, property damage and pollution and environmental damage. Schuff may be subject to claims as a result of these hazards. In addition, the failure of any of Schuff’s products to conform to customer specifications could result in warranty claims against it for significant replacement or rework costs, which could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Although Schuff generally does not accept liability for consequential damages in its contracts, should it be determined liable, it may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed applicable policy limits. Any catastrophic occurrence in excess of insurance limits at project sites involving Schuff’s products and services could result in significant professional liability, product liability, warranty or other claims against Schuff. Any damages not covered by insurance, in excess of insurance limits or, if covered by insurance, subject to a high deductible, could result in a significant loss for Schuff, which may reduce its profits and cash available for operations. These claims could also make it difficult for Schuff to obtain adequate insurance coverage in the future at a reasonable cost.

Additionally, customers or subcontractors that have agreed to indemnify Schuff against such losses may refuse or be unable to pay Schuff.

Schuff may experience increased costs and decreased cash flow due to compliance with environmental laws and regulations, liability for contamination of the environment or related personal injuries.

Schuff is subject to environmental laws and regulations, including those concerning emissions into the air, discharge into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety.

Schuff’s fabrication business often involves working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require Schuff to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on Schuff, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Schuff is also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous may have been used or disposed of at some sites in a manner that may require us to make expenditures for remediation.

The environmental, health and safety laws and regulations to which Schuff is subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on Schuff in the future. We cannot ensure that Schuff’s operations will continue to comply with future laws and regulations or that these laws and regulations will not cause Schuff to incur significant costs or adopt more costly methods of operation. Additionally, the adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, Schuff’s customers’ equipment and operations could significantly impact demand for Schuff’s services, particularly among its customers for industrial facilities.

Any expenditures in connection with compliance or remediation efforts or significant reductions in demand for Schuff’s services as a result of the adoption of environmental proposals could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff is and will likely continue to be involved in litigation that could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

Schuff has been and may be, from time to time, named as a defendant in legal actions claiming damages in connection with fabrication and other products and services Schuff provides and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects or other issues concerning fabrication and other products and services Schuff provides. While we do not believe that any of Schuff’s pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on Schuff’s future results of operations, cash flows or financial condition, there can be no assurance that this will be the case.

Work stoppages, union negotiations and other labor problems could adversely affect Schuff’s business.

A portion of Schuff’s employees are represented by labor unions. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on Schuff’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to Schuff. From time to time, Schuff also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

Schuff’s employees work on projects that are inherently dangerous, and a failure to maintain a safe work site could result in significant losses.

Safety is a primary focus of Schuff’s business and is critical to all of its employees and customers, as well as its reputation. However, Schuff often works on large-scale and complex projects, frequently in geographically remote locations. Such involvement often places Schuff’s employees and others near large equipment, dangerous processes or highly regulated materials. If Schuff or other parties fail to implement appropriate safety procedures for which they are responsible or if such procedures fail, Schuff’s employees or others may suffer injuries. In addition to being subject to state and federal regulations concerning health and safety, many of Schuff’s customers require that it meet certain safety criteria to be eligible to bid on contracts, and some of Schuff’s contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, project costs and operating costs. Although Schuff has adopted important safety policies that are administered and enforced by functional groups whose primary purpose is to implement effective health, safety and environmental procedures, the failure to comply with such policies, customer contracts or applicable regulations could subject Schuff to losses and liability.

Schuff relies on information systems to conduct its business, and failure to protect these systems against security breaches and otherwise maintain such systems in working order could have a material adverse effect on Schuff’s results of operations, cash flows or financial condition.

The efficient operation of Schuff’s business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches, and Schuff relies on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any other reason could disrupt Schuff’s business and result in decreased performance and increased costs, causing Schuff’s results of operations, cash flows or financial condition to suffer.

Risks Related to Genevol Orthopedics, Inc.

Genovel is an early-stage enterprise and we anticipate that it will continue to incur operating losses for the foreseeable future.

Genovel is an early-stage enterprise whose prospects are highly dependent on the development of a single product, a new technology for an implant related to treatment of osteoarthritis of the knee, and with no products that have been approved for marketing in the United States or elsewhere. Genovel expects to incur significant and increasing operating losses for the foreseeable future as it incurs costs associated with conducting research and development programs and clinical studies, seeking regulatory approvals, establishing sales and marketing capabilities and establishing manufacturing of its technology, all of which are essential for Genovel to develop and commercialize its technology. There can be no assurance that Genovel will succeed in these activities, and it may never generate revenues sufficient to achieve profitability. Moreover, even if Genovel does achieve profitability, it may not be able to sustain it.

Genovel will need additional funding to continue operations, which may not be available to it on favorable terms or at all.

Substantial additional funding will be needed to develop and commercialize Genovel’s technology, which may not be available on terms favorable to it, or at all. If Genovel raises additional funding through the issuance of equity securities, its stockholders, including the Company, may suffer dilution. If Genovel raises additional funding through debt financing, it may be required to accept terms that restrict its ability to incur additional indebtedness, require it to use cash to make payments under such indebtedness or force it to maintain specified liquidity or other ratios. If Genovel is unable to secure additional funding, its development programs and commercialization efforts would be delayed, reduced or eliminated.

Genovel’s prospects are highly dependent on the development of a single product. If it fails to develop this technology, obtain the regulatory approvals necessary to sell this technology or successfully commercialize this technology, its results of operations, cash flows or financial condition would be adversely affected.

Genovel’s prospects are highly dependent on the development of a single product, a new technology for an implant related to treatment of osteoarthritis of the knee, and it has no other product candidates in active development at this time. While Genovel has secured the necessary licensing rights and personnel to develop this technology, there can be no assurance that this will be achieved. There also can be no assurance that Genovel will be able to obtain the regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities necessary to sell its technology, once developed. In addition, even if Genovel obtains such regulatory approvals, it may not be able to successfully commercialize its technology, including as a result of the technology being rendered obsolete due to changing consumer preferences or the introduction into the marketplace of competing technology. If Genovel fails to develop, receive regulatory approval of and commercialize its technology, this could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel will need to expand its sales, marketing and distribution operations in order to successfully commercialize its technology.

Genovel does not have well developed sales, marketing or distribution operations and, in connection with the expected commercialization of its technology, will need to develop these operations. To increase internal sales, distribution and marketing operations, Genovel will have to invest significant amounts of financial and management resources. It could face a number of risks in connection with this development, including:

•	an inability to attract and build an effective marketing or sales force;

•	bearing the substantial cost of establishing, training and providing regulatory oversight for a marketing or sales force;

•	encountering significant legal and regulatory risks in medical device marketing and sales; and

•	failure to comply with applicable legal and regulatory requirements for sales, marketing and distribution, which could result in an enforcement action by the FDA or other authorities that could jeopardize Genovel’s ability to market its technology or subject it to substantial liability.

Genovel will need to rely on third-party manufacturers and suppliers of various critical components for its technology, and the failure to develop or loss of any of these manufacturer or supplier relationships could prevent or delay commercialization of its technology.

Following development of its technology, Genovel will likely rely on third parties to manufacture and supply it with all of the critical components of its technology. Any such manufacturer or supplier would be required to meet applicable FDA and other regulatory standards. If Genovel fails to identify suitable manufacturers and suppliers of needed components, one or more of these manufacturers or suppliers is unable or unwilling to meet Genovel’s demand for such components or faces financial or business difficulties in general, or the components or finished products provided by any of these manufacturers or suppliers do not meet quality and other specifications, clinical studies or commercialization of Genovel’s technology could be delayed and related expenses could increase. Moreover, in the event that a relationship with a manufacturer or supplier deteriorated, there can be no assurance that Genovel would be able to find a replacement manufacturer or supplier on a timely basis or at all.

Genovel may not be able to correctly estimate or control its future operating expenses, which could lead to cash shortfalls.

Genovel’s operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of its control. These factors include:

•	the time and resources required to develop, conduct clinical studies and obtain reimbursement and regulatory approvals for the products it develops;

•	the expenses it incurs for the research and development required to maintain and improve its technology;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses it incurs in connection with commercialization activities, including marketing, sales and distribution;

•	its sales strategy and whether the revenues from sales of its products will be sufficient to offset expenses; and

•	the costs to attract and retain personnel with the skills required for effective operations.

Genovel’s budgeted expense levels are based in part on expectations concerning its ability to receive additional financing, as well as future revenues from sales of its products. It may be unable to reduce its expenditures in a timely manner to compensate for any unexpected shortfall in financing or revenue. Accordingly, a significant shortfall in demand for its technology or available financing could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel competes against many companies, many of which have longer operating histories, more established products and greater resources than it does, which may prevent Genovel from successfully commercializing its technology.

Competition from medical device companies, medical device divisions of health care companies and pharmaceutical companies in the area of treatment of osteoarthritis of the knee is intense and is expected to increase. Genovel’s technology will compete against therapies, including pharmacological therapies, as well as other medical device competitors that treat osteoarthritis of the knee. Some of these competitors have significantly greater financial and human resources than Genovel does and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are significantly larger and more established than Genovel’s. Genovel’s ability to compete effectively will depend on its ability to distinguish its technology from that of its competitors. Factors affecting Genovel’s competitive position include:

•	financial resources;

•	product performance and design;

•	product safety;

•	acceptance of its products in the marketplace;

•	sales, marketing and distribution capabilities;

•	manufacturing and assembly costs;

•	pricing of its products as compared to that of its competitors;

•	the availability of reimbursement from government and private health insurers;

•	success and timing of new product development and introductions;

•	obtaining necessary regulatory approvals; and

•	intellectual property protection.

The competition for qualified personnel is particularly intense in Genovel’s industry. If it is unable to retain or hire key personnel, it may not be able to sustain or grow its business.

Genovel’s ability to operate successfully and manage its potential future growth depends significantly upon its ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. Genovel will face intense competition for such personnel, and it may not be able to attract, retain and motivate these individuals. It competes for talent with numerous companies, as well as universities and nonprofit research organizations. Genovel is particularly dependent on the efforts of Peter S. Walker and Joseph Bosco, who designed Genovel’s technology currently in development, to provide strategic direction for Genovel’s operations. The loss of these key personnel for any reason or Genovel’s inability to hire, retain and motivate additional qualified personnel in the future could prevent it from sustaining or growing its business.

Product defects could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

The design, manufacture and marketing of medical devices involves certain inherent risks. Manufacturing or design defects, unanticipated use of a product or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to a product (either voluntary or required by the FDA or similar governmental authorities), and could result, in certain cases, in the removal of a product from the market. Any recall of Genovel’s products could result in significant costs, as well as negative publicity and damage to its reputation that could reduce demand for the products. In some circumstances, such adverse events could also cause delays in new product approvals. Any one of these factors could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel may be sued for product liability, which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

The design, manufacture and marketing of medical devices carries a significant risk of product liability claims. Genovel may be held liable if any product it develops causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. The safety studies Genovel must perform and the regulatory approvals required to commercialize its technology will not protect us from exposure to such liability. If there are product liability claims against Genovel, its insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Even if a product liability claim against Genovel is without merit or if Genovel is not found liable for any damages, such claim could result in decreased demand for Genovel’s products, injury to Genovel’s reputation, diversion of management’s attention from operating Genovel’s business, withdrawal of clinical study participants, significant costs of related litigation, loss of revenue or the inability to commercialize Genovel’s technology.

Genovel’s technology is designed to treat osteoarthritis of the knee in patients who may have serious medical issues. As a result, Genovel’s exposure to product liability claims may be heightened because the people who use its technology may have a high risk of suffering adverse outcomes, regardless of the safety or efficacy of such technology. In addition, because Genovel’s technology has not yet been implanted in any patients to date, there can be no assurance that we are currently aware of all material risks related to use of Genovel’s technology or that could lead to product liability claims against Genovel.

Genovel does not have FDA approval of its technology and Genovel’s success will depend heavily on the success of clinical studies and other aspects of the approval process. Any failure or significant delay in successfully obtaining regulatory approvals could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel will need to obtain FDA approval to commercialize its technology in the United States, which will require it to conduct clinical studies and to complete those studies successfully. If Genovel fails to obtain approval from the FDA, it will not be able to market and sell its products in the United States, which we believe is the largest potential market for its technology.

An application for FDA approval must be supported by data from pre-clinical and clinical studies to demonstrate safety and efficacy of a given product. There can be no assurance that these clinical studies will be completed on schedule or at all. These studies could be delayed due to adverse events that cause Genovel to modify the existing design of its technology or repeat the studies. If these studies are delayed or they must be repeated, Genovel’s costs associated with the studies will increase, and it will take Genovel longer to obtain regulatory approvals of and commercialize its technology. These studies also may be suspended or terminated at any time by regulatory authorities or by Genovel. If Genovel completes its studies, it would have to demonstrate the safety and efficacy of its technology before it could commercialize the technology in the United States. Genovel’s inability to demonstrate the safety and efficacy of its technology could delay the timeline for obtaining regulatory approval or prevent it from obtaining such regulatory approval altogether.

As a result of the foregoing, the process of obtaining approval for Genovel’s technology, or any enhancements or modifications thereto, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing;

•	require changes to the product;

•	require numerous submissions to the FDA; and

•	result in failure to support approval of the product or limitations on the indicated uses of the product.

Increased attention to safety and oversight issues in light of recent, widely publicized events concerning the safety of certain food, drug and medical device products could cause the FDA to take a more cautious approach in connection with approvals for devices such as Genovel’s, which could delay or prevent FDA approval of Genovel’s technology.

Genovel would also need to receive approval from regulatory agencies in each country outside the United States in which it will seek to sell its technology. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval varies from country to country and approval in one country does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

If Genovel is unable to complete its clinical studies, or experiences significant delays in such studies, or if the results of the studies do not demonstrate the safety and efficacy of Genovel’s technology, its ability to obtain regulatory approval to commercialize its technology and to generate revenues will be significantly harmed. Genovel cannot assure you when, or if, it would be able to receive the required regulatory approvals in any jurisdiction within or outside the United States.

If Genovel fails to obtain an adequate level of reimbursement for its technology by third-party payers, there may be no commercially viable markets for Genovel’s products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payers significantly affect the market for Genovel’s anticipated products. Reimbursement by third-party payers in the United States typically is based on the device’s perceived benefit and whether it is deemed medically reasonable and necessary. Reimbursement levels of third-party payers in the United States are also based on established payment formulas that take into account part or all of the cost associated with these devices and the related procedures performed. Genovel cannot assure you of the level of reimbursement it might obtain in the United States, if any, for its products. If Genovel does not obtain adequate levels of reimbursement for its products by third-party payers in the United States, which we believe is the largest potential market for Genovel’s technology, its results of operations, cash flows or financial condition may be adversely affected.

Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. To obtain reimbursement or pricing approval in some countries, Genovel may be required to produce additional clinical data, which may involve one or more additional clinical studies, that compares the cost-effectiveness of its technology to other available therapies. Genovel may not obtain international reimbursement or pricing approvals in a timely manner, if at all.

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for Genovel’s products and limit its ability to sell products on a profitable basis. In addition, third-party payers regularly attempt to contain or reduce the costs of health care by challenging the prices charged for health care products and services. If pricing is set at unsatisfactory levels, Genovel’s future revenues, if any, could be significantly diminished.

Genovel will likely rely on clinical investigators and clinical sites to enroll patients in its clinical studies, and on other third parties to manage the studies and to perform related data collection and analysis, and, as a result, it may face costs and delays that are outside of its control.

Genovel will likely rely on clinical investigators and clinical sites to enroll patients in its clinical studies, and on other third parties to manage the related data collection and analysis. While Genovel will be obligated by regulation to monitor the sites for compliance, it will have limited oversight over the clinical investigators and sites and therefore will be unable to control the amount and timing of resources that clinical sites may devote to clinical studies. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in Genovel’s clinical studies, to ensure compliance by patients with clinical protocols and obtain accurate data, to carry out their contractual duties or to comply with regulatory requirements, Genovel will be unable to successfully complete these required studies in a timely manner or at all, which could prevent it from obtaining or delay receipt of regulatory approvals for its products. Furthermore, if clinical sites fail to meet FDA requirements, Genovel could be held responsible.

The suppliers of Genovel’s technology might not meet regulatory quality standards applicable to manufacturing and quality processes, which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Even if Genovel’s technology receives marketing approval, product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards. Genovel will likely rely on third parties to manufacture its technology, and will be required to demonstrate and maintain compliance with the Quality System Regulation (the “QSR”) by controlling its suppliers and requiring that they manufacture in conformance with the QSR. The QSR is a complex regulatory scheme that will cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of Genovel’s products. The FDA enforces the QSR through periodic unannounced inspections. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. A failure by Genovel’s suppliers to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could cause a significant delay in Genovel’s ability to have its products manufactured and to complete its clinical studies, which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition. In addition, Genovel and suppliers of components of, and products used to manufacture, its technology will also have to comply with foreign regulatory requirements, which could require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages.

The regulatory environments in which Genovel may operate are complex and will require costly and time-consuming compliance efforts.

Even if Genovel obtains regulatory approvals to commercialize its technology, the manufacture and sale of its products will continue to be subject to complex regulatory requirements that vary from country to country. These laws and regulations, as well as administrative interpretations and policies of regulatory agencies regarding the manufacture and sale of Genovel’s products will be subject to future changes, and the time and cost required to continue to comply with such laws and regulations may be significant. If Genovel fails to comply with applicable foreign, federal, state or local laws or regulations, it could be precluded from commercializing its technology in those jurisdictions and become subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals and civil and criminal penalties, which in each case could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

The regulatory environment in the United States has been significantly impacted by the passage of the Patient Protection and Affordable Health Care Act (the “Affordable Care Act”) in March 2010. Among other things, the Affordable Care Act imposes a 2.3% excise tax on domestic sales of medical devices after December 31, 2012. Various healthcare reform proposals have also emerged at the state level. Genovel cannot predict what additional healthcare initiatives will be enacted, or what the ultimate effect the Affordable Care Act or any future legislation or regulation will have on its business. However, an expansion of the government’s role in the U.S. healthcare industry may lower reimbursements for Genovel’s products, reduce medical procedure volumes and otherwise adversely affect Genovel’s results of operations, cash flows or financial condition.

Genovel’s products may never achieve market acceptance, even if it obtains regulatory approvals necessary to commercialize its technology.

Even if Genovel obtains regulatory approvals necessary to commercialize its technology, its products may not gain market acceptance among physicians, patients, third-party health care payers or other members of the medical community. The degree of market acceptance of any of the devices that Genovel may develop will depend on a number of factors, including:

•	the perceived effectiveness and price of the product;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If any of Genovel’s products are approved but do not achieve an adequate level of market acceptance, Genovel’s results of operations, cash flows or financial condition may be adversely affected.

Genovel may be subject, directly or indirectly, to U.S. federal and state health care fraud and abuse, false claims and other similar laws and regulations, and may face substantial penalties if it is unable to fully comply with such laws.

If Genovel is able to commercialize its technology, its operations will be directly, or indirectly through its customers and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, False Claims Act and Foreign Corrupt Practices Act (the “FCPA”). These laws may impact, among other things, Genovel’s sales and marketing, education and distribution programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging of a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. The Affordable Care Act also includes provisions that are part of what is known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report the same to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Many states have also adopted laws similar to these federal statutes. In addition, Genovel’s operations may be subject to the FCPA and other countries’ anti-corruption/anti-bribery regimes, which prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business.

We are unable to predict whether Genovel could be subject to actions under any of these laws, or the impact of such actions. If Genovel is found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, it may be subject to penalties, including civil and criminal penalties, damages, fines, or an administrative action of suspension or exclusion from government health care reimbursement programs and the curtailment or restructuring of its operations.

Development of Genovel’s technology is dependent on a license of intellectual property from a third party, the termination of which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel has entered into a research and license agreement with New York University, pursuant to which New York University has granted to Genovel certain rights with respect to the development of technology for an implant related to treatment of osteoarthritis of the knee. Genovel’s business is highly dependent on the development of this single product, and it has no products that have been approved for marketing in the United States or elsewhere. If the license agreement were to be terminated by New York University pursuant to its terms, Genovel may be precluded from developing its technology and ever generating revenues from its operations.

Genovel may not be able to protect its intellectual property rights effectively, which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

Genovel’s success depends in part on its ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into its technology, including through obtaining patents. Genovel’s patent applications may not issue as patents or, if issued, may not issue in a form that will provide it with any competitive advantage. Even if issued, Genovel’s patents may be challenged, narrowed, invalidated or circumvented, which could limit its ability to stop competitors from marketing similar products or limit the length of terms of patent protection Genovel may have for its technology. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of Genovel’s intellectual property or narrow the scope of its patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect Genovel’s rights to the same extent as the laws of the United States. As a result, Genovel’s patent portfolio may not provide it with sufficient rights to exclude others from commercializing products similar or identical to Genovel’s products. Moreover, in order to preserve and enforce its patent and other intellectual property rights, Genovel may need to make claims or file lawsuits against third parties, which could entail significant costs and diversion of management’s attention from developing and commercializing Genovel’s technology.

Intellectual property litigation could be costly and disruptive to Genovel.

In recent years, there has been significant litigation involving medical device patents and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies used in Genovel’s business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of Genovel’s technical and management personnel or require Genovel to pay substantial damages. If Genovel is unsuccessful in defending itself against these types of claims, it may be required to do one or more of the following:

•	stop clinical studies or delay or abandon commercialization of its technology;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

•	redesign its technology.

In the event a claim against Genovel was successful and it could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign its technology to avoid infringement, Genovel’s results of operations, cash flows or financial condition could be adversely affected.

If Genovel was unable to protect the confidentiality of its proprietary information and know-how, the value of its technology could be adversely affected.

In addition to patented technology, Genovel relies on its unpatented proprietary technology, trade secrets, processes and know-how. Genovel will generally seek to protect this information by confidentiality agreements with its employees, consultants, scientific advisors and third parties. These agreements may be breached, and Genovel may not have adequate remedies for any such breach. In addition, Genovel’s trade secrets may otherwise become known or be independently developed by competitors. To the extent that Genovel’s employees, consultants or contractors use intellectual property owned by others in their work for it, disputes may arise as to the rights in resulting know-how and inventions.

Security breaches, loss of data and other disruptions could compromise sensitive information related to Genovel’s business or prevent it from accessing critical information and expose Genovel to liability, which could have a material adverse effect on Genovel’s results of operations, cash flows or financial condition.

In the ordinary course of Genovel’s business, it may collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by Genovel or others. Genovel manages and maintains its applications and data utilizing on-site systems. These applications and data encompass a wide variety of personal and business-critical information, including research and development information, commercial information, and business and financial information. Genovel faces risks related to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk.

The secure processing, storage, maintenance, and transmission of this critical information will be vital to Genovel’s operations and business strategy. Although Genovel will take measures to protect sensitive information from unauthorized access or disclosure, its information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise Genovel’s networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as The Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. There is no guarantee that Genovel’s security measures put in place will be able to adequately protect its systems and data from unauthorized access, loss or dissemination.

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with Genovel’s practices. If so, this could result in government-imposed fines or orders requiring that Genovel change its practices, which could adversely affect its business.

Risks Associated with Our Liquidity Needs and Securities

Covenants in our Credit Facility and Certificate of Designation limit, and other future financing agreements may limit, our ability to operate our business.

On May 29, 2014, HC2 (i) entered into the new Credit Facility consisting of a term loan in an aggregate principal amount of $80 million and (ii) issued 30,000 shares of its Preferred Stock in a private placement, the terms of which are governed by a certificate of designation (the “Certificate of Designation”). In addition, Schuff’s credit facilities remained in place following the acquisition. The Credit Facility, Certificate of Designation and Schuff Credit Facility contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business.

The Credit Facility requires us to satisfy certain minimum collateral coverage ratios and also requires Schuff to maintain a certain EBITDA level. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. The covenants and restrictions in the Credit Facility, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional indebtedness;

•	create, incur, assume or permit to exist any liens;

•	enter into sale and leaseback transactions;

•	make investments, loans and advancements; merge or consolidate with, or dispose of all or substantially all assets to, a third party;

•	sell assets;

•	make acquisitions;

•	pay dividends;

•	enter into transactions with affiliates;

•	prepay other indebtedness; and

•	issue capital stock.

The Certificate of Designation provides the holders of our Preferred Stock with consent and voting rights with respect to certain of the matters referred to above, in addition to certain corporate governance rights.

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our results of operations, cash flows or financial condition. For additional information on our credit facilities, refer to Note 8—“Long-Term Obligations—Credit Facilities” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our substantial level of indebtedness and other financing arrangements could adversely affect our results of operations, cash flows or financial condition.

We have a significant amount of indebtedness and Preferred Stock. As of June 30, 2014, our total outstanding indebtedness was $86.0 and the accrued value of our Preferred Stock was $30 million. Our significant indebtedness and other financing arrangements could have material consequences. For example, they could:

•	make it difficult for us to satisfy our obligations with respect to our outstanding and other future debt obligations;

•	increase our vulnerability to general adverse economic conditions or a downturn in the industries in which we operate;

•	impair our ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows to the payment to our financing sources, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions and other general corporate purposes; and

•	place us at a disadvantage compared to our competitors.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our results of operations, cash flows or financial condition.

Our ability to make payments on our significant financial obligations may depend upon the future performance of our operating subsidiaries and their ability to generate cash flow in the future, which are subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our financial obligations or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our financial obligations prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. However, we may be unable to take any of these actions on commercially reasonable terms, or at all.

Future sales of substantial amounts of HC2 common stock by holders of our Preferred Stock may adversely affect the market price of HC2 common stock.

As of June 30, 2014, the holders of our outstanding Preferred Stock had certain rights to convert their Preferred Stock into an aggregate amount of approximately 7,058,824 shares of our common stock. Pursuant to a registration rights agreement entered into in connection with the issuance of the Preferred Stock, we have granted registration rights to the purchasers of our Preferred Stock and certain of their transferees with respect to HC2 common stock held by them and common stock underlying the Preferred Stock. This registration rights agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of HC2 common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

Future sales of substantial amounts of HC2 common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of HC2 common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

HC2 HOLDINGS, INC.

Date: August 11, 2014	By:	/s/ MESFIN DEMISE
Mesfin Demise Chief Financial Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of HC2 Holdings, Inc. (“HC2”) (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Certificate of Ownership of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to HC2 Holdings, Inc.’s (“HC2”) Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

4.1	Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.1	Stock Purchase Agreement, dated May 12, 2014, by and between HC2 and SAS Venture LLC (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on May 13, 2014) (File No. 001-35210).

10.2^	Employment Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (filed herewith)

10.3^	Option Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (filed herewith)

10.4^	Employment Agreement, dated May 21, 2014, by and between HC2 and Robert Pons (filed herewith)

10.5^	Employment Agreement, dated May 21, 2014, by and between HC2 and Keith Hladek (filed herewith)

10.6	Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.7	Registration Rights Agreement, dated as of May 29, 2014, by and among HC2 and the Purchasers (incorporated by reference to Exhibit 10.2 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.8	Credit Agreement, dated as of May 29, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.9	Security Agreement, dated as of May 29, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, and Jefferies Finance LLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.4 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.10^	HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210).

Exhibit Number	Description

10.11^	2014 HC2 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

10.12	Second Amended and Restated Credit and Security Agreement, dated as of August 14, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.13	Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 24, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.14	Second Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 3, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.15	Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of May 5, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) Unaudited Condensed Consolidated Statements of Permanent Equity for the six months ended June 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Indicates management contract or compensatory plan or arrangement.