Form 10-Q
period 2014-09-30
HC2 Holdings, Inc.
filed 2014-11-10
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock, $0.001 par value	23,814,601

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET REVENUE	$179,433	$61,077	$319,373	$178,487
OPERATING EXPENSES
Cost of revenue	158,639	58,752	282,606	169,704
Selling, general and administrative	20,246	6,293	40,482	29,749
Depreciation and amortization	921	1	1,475	2
(Gain) loss on sale or disposal of assets	(448)	(2)	(81)	(8)
Asset impairment expense	—	146	—	146

Total operating expenses	179,358	65,190	324,482	199,593

INCOME (LOSS) FROM OPERATIONS	75	(4,113)	(5,109)	(21,106)
INTEREST EXPENSE	(2,103)	(3)	(3,116)	(8)
AMORTIZATION OF DEBT DISCOUNT	(805)	—	(1,381)	—
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(6,947)	—	(6,947)	—
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	—	—	14,904
INTEREST INCOME AND OTHER EXPENSE, net	(1,092)	(76)	524	(184)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	170	19	573	(232)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTEES	(10,702)	(4,173)	(15,456)	(6,626)
INCOME (LOSS) FROM EQUITY INVESTEES	(288)	—	(288)	—
INCOME TAX (EXPENSE) BENEFIT	(4,515)	3,308	(6,470)	3,090

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,505)	(865)	(22,214)	(3,536)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(106)	(21,490)	(62)	(19,718)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	663	15,650	(121)	150,695

NET INCOME (LOSS)	(14,948)	(6,705)	(22,397)	127,441
Less: Net (income) loss attributable to noncontrolling interest	(931)	—	(1,990)	—

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(15,879)	(6,705)	(24,387)	127,441
Less: Preferred stock dividends and accretion	1,004	—	1,204	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(16,883)	$(6,705)	$(25,591)	$127,441

BASIC INCOME (LOSS) PER COMMON SHARE:				.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.06)	$(1.38)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.72)	$(0.48)	$(1.39)	$9.11

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.06)	$(1.38)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.72)	$(0.48)	$(1.39)	$9.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,372	14,077	18,348	13,987

Diluted	23,372	14,077	18,348	13,987

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(17,440)	$(865)	$(25,408)	$(3,536)
Income (loss) from discontinued operations	(106)	(21,490)	(62)	(19,718)
Gain (loss) from sale of discontinued operations	663	15,650	(121)	150,695

NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(16,883)	$(6,705)	$(25,591)	$127,441

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$(14,948)	$(6,705)	$(22,397)	$127,441
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(21)	(1,819)	(155)	(7,379)
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	(1,655)	—
Less: Other comprehensive (income) attributable to the noncontrolling interest	(931)	—	(1,990)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(17,555)	$(8,524)	$(26,197)	$120,062

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,739	$8,997
Short-term investments	3,253	—
Accounts receivable (net of allowance for doubtful accounts receivable of $4,639 and $2,476 at September 30, 2014 and December 31, 2013, respectively)	170,516	18,980
Costs and recognized earnings in excess of billings on uncompleted contracts	26,604	—
Inventories	23,894	—
Prepaid expenses and other current assets	23,693	40,594
Assets held for sale	3,865	6,329

Total current assets	363,564	74,900
LONG-TERM INVESTMENTS	47,350	—
PROPERTY, PLANT AND EQUIPMENT—Net	239,562	2,962
GOODWILL	35,513	3,378
OTHER INTANGIBLE ASSETS—Net	21,161	—
OTHER ASSETS	22,721	6,440

TOTAL ASSETS	$729,871	$87,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,811	$6,964
Accrued interconnection costs	9,969	12,456
Accrued payroll and employee benefits	15,385	1,854
Accrued expenses and other current liabilities	49,394	5,550
Billings in excess of costs and recognized earnings on uncompleted contracts	58,403	—
Accrued income taxes	302	53
Accrued interest	578	—
Current portion of long-term debt	22,408	—
Liabilities held for sale	—	4,823

Total current liabilities	212,250	31,700
LONG-TERM DEBT	290,394	—
PENSION LIABILITY	46,172	—
DEFERRED TAX LIABILITY	12,363	—
OTHER LIABILITIES	1,726	1,571

Total liabilities	562,905	33,271
COMMITMENTS AND CONTINGENCIES (See Note 11)
TEMPORARY EQUITY (See Note 14)
Preferred stock, $0.001 par value—20,000,000 shares authorized; Series A—30,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; Series A-1—11,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,524	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—80,000,000 shares authorized; 23,689,816 and 14,257,545 shares issued and 23,658,190 and 14,225,919 shares outstanding at September 30, 2014 and December 31, 2013, respectively	24	14
Additional paid-in capital	134,748	98,598
Retained earnings (accumulated deficit)	(54,160)	(29,773)
Treasury stock, at cost—31,626 shares at September 30, 2014 and December 31, 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(15,862)	(14,052)

Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	64,372	54,409
Non-controlling interest	63,070	—

Total permanent equity	127,442	54,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,871	$87,680

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT EQUITY

(in thousands)

(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	1,724	—	—	1,724	—	—	—	—
Proceeds from the exercise of warrants and stock options	24,348	7,590	8	24,340	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividend and accretion	(1,204)	—	—	(1,204)	—	—	—	—
Preferred stock beneficial conversion feature	659	—	—	659	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Issuance of restricted stock	—	342	—	—	—	—	—	—
Noncontrolling interest in acquired companies	61,080	—	—	—	—	—	—	61,080
Contribution by noncontrolling interest	4,674	—	—	4,674	—	—	—	—
Net income (loss)	(22,397)	—	—	—	—	(24,387)	—	1,990
Foreign currency translation adjustment	(155)	—	—	—	—	—	(155)	—
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	—	—	—	—	(1,655)	—

Balance as of September 30, 2014	$127,442	23,658	$24	$134,748	$(378)	$(54,160)	$(15,862)	$63,070

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,397)	$127,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(114)	1,563
Share-based compensation expense	1,725	1,742
Depreciation and amortization	4,071	11,961
Amortization of deferred financing costs	288	—
(Gain) loss on sale or disposal of assets	635	(150,704)
(Gain) loss on sale of investments	(437)	—
Equity investment (income)/loss	288	—
Impairment of goodwill and long-lived assets	—	478
Amortization of debt discount	1,381	86
Loss on early extinguishment or restructuring of debt	6,947	21,178
Change in fair value of Contingent Value Rights	—	(14,904)
Deferred income taxes	1	(156)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	57	(700)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	6,037	(5,201)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	522	—
(Increase) decrease in inventories	(1,984)	—
(Increase) decrease in prepaid expenses and other current assets	25,539	(2,087)
(Increase) decrease in other assets	1,558	2,896
Increase (decrease) in accounts payable	1,751	(2,157)
Increase (decrease) in accrued interconnection costs	(2,618)	6,732
Increase (decrease) in accrued payroll and employee benefits	3,055	—
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(5,156)	(7,620)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,695)	—
Increase (decrease) in accrued income taxes	(2,198)	(3,506)
Increase (decrease) in accrued interest	502	(1,715)

Net cash provided by (used in) operating activities	11,758	(14,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,064)	(12,034)
Sale of property and equipment and other assets	3,696	9
Purchase of investments	(18,640)	—
Investment in debt security	(250)	—
Sale of investments	1,135	—
Cash from disposition of business, net of cash disposed	—	270,659
Cash paid for business acquisitions, net of cash acquired	(163,510)	(397)
Purchase of noncontrolling interest	(6,978)	—
Contribution by noncontrolling interest	15,500	—
Decrease in restricted cash	—	425

Net cash (used in) provided by investing activities	(173,111)	258,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	492,068	—
Principal payments on long-term obligations	(294,237)	(128,008)
Payment of fees on restructuring of debt	(837)	(1,256)
Proceeds from sale of common stock, net	6,000	1,145
Proceeds from sale of preferred stock, net	39,765	—
Proceeds from the exercise of warrants and stock options	24,344	—
Payment of dividend equivalents	—	(1,235)
Payment of dividends	(750)	(119,788)
Taxes paid in lieu of shares issued for share-based compensation	(41)	(837)

Net cash provided by (used) in financing activities	266,312	(249,979)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,217)	(1,669)

NET CHANGE IN CASH AND CASH EQUIVALENTS	102,742	(7,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	23,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,739	$15,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,388	$10,367
Cash paid for taxes	$7,761	$608
Non-cash investing and financing activities:
Capital lease additions	$—	$148

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

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company, and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. The aggregate consideration for the shares of Schuff acquired was approximately $85 million, which was funded using the net proceeds from (i) the issuance of $30 million of Series A Convertible Participating Preferred Stock of HC2 (the “Series A Preferred Stock”) and $6 million of common stock of HC2, and (ii) the entry into a senior secured credit facility providing for an eighteen month term loan of $80 million (“May Credit Facility”), each of which was also completed on May 29, 2014. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. In October 2014, the final results of a tender offer for all outstanding shares of Schuff were announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-form merger will increase our ownership of Schuff shares to 100%.

Schuff and its wholly-owned subsidiaries primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. Schuff has a 49% interest in Schuff Hopsa Engineering, Inc. (“SHE”), a Panamanian joint venture with Empresas Hopsa, S.A., that provides steel fabrication services. Schuff controls the operations of SHE, as provided in the operating agreement. Therefore, the assets, liabilities, revenues and expenses of SHE are included in the consolidated financial statements of Schuff. Empresas Hopsa, S.A.’s 51% interest in SHE is presented as a non-controlling interest component of total equity.

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of American Natural Gas (“ANG”), representing an approximately 51% interest in ANG. ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, operates and maintains compressed natural gas fueling stations for transportation.

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited (“Bridgehouse”), the parent holding company of Global Marine Systems Limited (“GMSL”). The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness, and was funded using a portion of the net proceeds from (i) the issuance of $11 million of Series A-1 Convertible Participating Preferred Stock of HC2 (the “Series A-1 Preferred Stock”) and (ii) a senior secured credit facility providing for a twelve month (subject to extension for an additional twelve months if the Company meets certain requirements set forth in the credit agreement governing the senior secured credit facility) term loan of $214 million and a delayed draw term loan of $36 million, each of which was also completed on September 22, 2014. With a portion of these proceeds, the Company paid off its May Credit Facility and its senior unsecured credit facility consisting of a term loan of $17 million entered into on September 8, 2014 for the purpose of acquiring an ownership

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

interest in Novatel Wireless, Inc. (“September Credit Facility”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was reserved for a group of individuals, leaving the Company’s controlling interest as of September 30, 2014 at approximately 97%.

GMSL has a 65% interest in Global Cable Technology, Ltd., which manufactures jointing kits. The assets, liabilities, revenue and expenses of Global Cable Technology, Ltd. are included in the consolidated financial statements of GMSL and the 35% interest is presented as a non-controlling interest component of total equity.

We have historically operated a telecommunications business including a network of direct routes and provided premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company has provided telecommunications services from its North America Telecom and International Carrier Services (“ICS”) business units. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom business. The sale of Primus Telecommunications, Inc. (“PTI”) was also contemplated as part of this transaction, and subject to regulatory approval. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business.

During 2013, we also provided data center services in Canada through our BLACKIRON Data business unit. On April 17, 2013, we consummated the divestiture of BLACKIRON Data.

The Company currently has five reportable operating segments based on management’s organization of the enterprise—Telecommunications which includes ICS, Life Sciences which includes Genovel Orthopedics, Inc. (“Genovel”) involved with the development of products to treat early osteoarthritis of the knee, Manufacturing which includes Schuff, Marine Services which includes GMSL, and Utilities which includes ANG.

HC2 was formed as a corporation under the laws of Delaware in 1994 and operates as a holding company of operating subsidiaries primarily in the United States and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of HC2 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K. Schuff uses a 4-4-5 week quarterly cycle, which for the third quarter of 2014 ended on September 28, 2014.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2014, the Company has a 97% interest in GMSL, a 70% interest in Schuff, a 51% interest in ANG and an 80% interest in Genovel. The results of GMSL, Schuff, ANG and Genovel are consolidated with the Company’s results (with respect to results of operations of GMSL, Schuff and ANG, from and after their respective acquisition dates) based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a non-controlling interest component of total equity. The Company determined that the results of operation for GMSL for the period September 22, 2014 – September 30, 2014 were immaterial and therefore did not include GMSL’s results of operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Discontinued Operations—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. The Company completed the initial closing of the sale of its North America Telecom business on July 31, 2013 and completed the divestiture of the remainder of its North America Telecom business on July 31, 2014 (see Note 18—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.

The Company has applied retrospective adjustments for the three and nine months ended September 30, 2013 to reflect the effects of the discontinued operations that occurred during 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. In addition, the Company has applied retrospective adjustments for the three and nine months ended September 30, 2013 to reflect the Company’s decision to cease its sale process of ICS. Accordingly, revenue, costs and expenses of ICS are now included in the respective captions in the condensed consolidated statements of operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of December 31, 2013. See Note 18—“Discontinued Operations,” for further information regarding these transactions.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Inventories

Schuff—Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

GMSL—Inventory is valued at the lower of cost or market value under the first-in first-out method. Provision for obsolescence is made where appropriate and is charged to cost of revenue in the condensed consolidated statements of operations. Short-term work in progress on contracts is stated at cost less foreseeable losses. These costs include only direct labor and expenses incurred to date and exclude any allocation of overhead. The policy for long-term work in progress contracts is disclosed within the Revenue and Cost Recognition accounting policy for GMSL.

Investments —Investments in non-wholly-owned companies are generally consolidated or accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50%, or if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, the results of the non-wholly-owned company are consolidated herein. All other investments are generally accounted for under the cost method.

Deferred Financing Costs—The Company capitalizes certain expenses incurred in connection with its long-term debt and line of credit obligations and amortizes them over the term of the respective debt agreement. The amortization expense of the deferred financing costs is included in interest expense on the condensed consolidated statements of operations. If the Company redeems portions of its long-term debt prior to the maturity date, deferred financing costs are charged to expense on a pro rata basis and are included in loss on early extinguishment or restructuring of debt on the condensed consolidated statements of operations.

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Cost includes the original purchase price of the asset and the costs attributable to bringing the asset to its working condition for its intended use. Cost includes finance costs incurred prior to the asset being available for use. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years for buildings and improvements, up to 35 years for cable-ships and submersibles, 3 to 15 years for machinery and equipment, and 3 to 20 years for plant and motor vehicles. Plant includes equipment on the cable-ships that is portable and can be moved around the fleet. Plant also includes computer equipment. Leasehold improvements are amortized over the lives of the leases or estimated

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. When assets are sold or otherwise retired, the costs and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. Property, plant and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such. The Company periodically evaluates the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss is recognized.

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

Subsequent to classifying ICS as a discontinued operation in the second quarter of 2012 and its goodwill being classified as a held for sale asset, the reporting units were Canada and US. Subsequent to the sale of North America Telecom (which included the Canada reporting unit) in the third quarter of 2013, the Company had no goodwill attributable to the remaining US reporting unit. The US reporting unit goodwill was attributable to PTI, the unsold portion of North America Telecom, and was included in assets held for sale. As a result of the decision to cease the sale process of ICS as of December 31, 2013, ICS became a reporting unit and its goodwill was reclassified as a held and used asset. With the acquisition of Schuff and GMSL, each became their own reporting unit in May 2014 and September 2014, respectively, and will be subject to annual testing for impairment on October 1st.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

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

Valuation of Long-lived Assets (Held for Sale)—Prior to December 31, 2013, ICS was included in held for sale assets. Under ASC 360, when a long-lived asset previously classified as held for sale is reclassified as held and used, the assets and liabilities are measured individually at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2) the fair value as of the date of the decision not to sell. The Company determined that the carrying value of the current assets and current liabilities of ICS approximate fair value. With respect to the carrying value of the property and equipment of ICS, the Company first recorded depreciation for the period July 1, 2012 through December 31, 2013 and subsequently impaired any assets that had no future benefit. The resulting adjusted carrying value of ICS was lower than its fair value. The goodwill of ICS was tested for impairment under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Revenue and Cost Recognition

Schuff—Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

probability that the charges will be approved by the customer or general contractor. At September 30, 2014, Schuff had $30.3 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the majority of unapproved change orders at September 30, 2014 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

ICS—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and are recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue. Net revenue is also earned on a fixed monthly fee basis for unlimited local and long-distance voice plans and for the provision of data/Internet services (including retail VoIP), hosting, and colocation. In the United States, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Cost of revenue also includes fees such as Federal USF fees. Such costs are recognized when incurred in connection with the provision of telecommunications services.

Pensions—GMSL operates various pension schemes comprising both defined benefit plans and defined contribution plans. GMSL also makes contributions on behalf of employees who are members of the Merchant Navy Officers Pension Fund (“MNOPF”).

For the defined benefit plans and the MNOPF plan, the amounts charged to income (loss) from operations are the current service costs and the gains and losses on settlements and curtailments. These are included as part of staff costs. Past service costs are recognized immediately if the benefits have vested. If the benefits have not vested immediately, the costs are recognized over the period vesting occurs. The interest costs and expected return of assets are shown as a net amount and included in interest income and other income (expense). Actuarial gains and losses are recognized immediately in the statement of operations.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Defined benefit plans are funded with the assets of the plan held separately from those of GMSL, in separate trustee administered funds. Pension plan assets are measured at fair value and liabilities are measured on an actuarial basis using the projected unit method discounted at a rate of equivalent currency and term to the plan liabilities. The actuarial valuations are obtained at least triennially and are updated at each balance sheet date.

For the defined contribution plans, the amount charged to income (loss) from operations in respect of pension costs is the contributions payable in the period. Differences between contributions payable in the period and contributions actually paid are shown as either accruals or prepayments in the condensed consolidated balance sheet.

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

Reclassification —Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations and new balance sheet line items.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014–12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its condensed consolidated financial statements in future periods, although that could change.

In June 2014, an update was issued to the Development Stage Entities Topic No. 915, ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in ASU 2014-10 eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 4 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. For all other entities, the amendments to Topic 810 should be applied retrospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods beginning after December 15, 2017. The Company does not expect this accounting update to have a material effect on its condensed consolidated financial statements in future period, although that could change.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Contract receivables:
Contracts in progress	$91,854	$—
Unbilled retentions	33,693	—
Trade receivables	48,228	21,456
Other receivables	1,380	—
Allowance for doubtful accounts	(4,639)	(2,476)

	$170,516	$18,980

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Most of the Company’s contract receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, Texas and Panama.

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

	September 30, 2014	December 31, 2013
Costs incurred on contracts in progress	$479,009	$—
Estimated earnings	51,923	—

	530,932	—
Less progress billings	562,731	—

	$(31,799)	$—

The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	26,604	—
Billings in excess of costs and recognized earnings on uncompleted contracts	(58,403)	—

	$(31,799)	$—

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$22,542	$—
Work in process	1,147	—
Finished goods	205	—

	$23,894	$—

5. BUSINESS COMBINATIONS

Schuff

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff, a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. In October 2014, the final results of tender offer for all outstanding shares of Schuff was announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-form merger will increase our ownership of Schuff shares to 100%. Schuff and its wholly-owned subsidiaries primarily

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. The Company acquired Schuff to diversify its portfolio of holdings and saw Schuff as an opportunity to enter the steel fabrication and erection market.

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the condensed consolidated financial statements, in conformity with ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The table below summarizes the preliminary estimates of fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC No. 805, “Business Combinations” (“ASC 805”), if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 65% interest, and the fair value of the noncontrolling interest of 35%.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$(627)
Investments	1,714
Accounts receivable	130,622
Costs and recognized earnings in excess of billings on uncompleted contracts	27,126
Prepaid expenses and other current assets	3,079
Inventories	14,487
Property and equipment, net	85,662
Goodwill	24,612
Trade names	4,478
Other assets	2,947

Total assets acquired	294,100
Accounts payable	37,621
Accrued payroll and employee benefits	11,668
Accrued expenses and other current liabilities	12,532
Billings in excess of costs and recognized earnings on uncompleted contracts	65,985
Accrued income taxes	1,202
Accrued interest	76

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Current portion of long-term debt	15,460
Long-term debt	4,375
Deferred tax liability	7,815
Other liabilities	604
Minority interest	4,365

Total liabilities assumed	161,703

Enterprise value	132,397
Less fair value of noncontrolling interest	53,647

Purchase price attributable to controlling interest	$78,750

The acquisition of Schuff resulted in goodwill of approximately $24.6 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value May 29, 2014
Trade names	15 years	$4,478

Total intangible assets		$4,478

ANG

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of ANG, representing an approximately 51% interest in ANG. ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, operates and maintains compressed natural gas fueling stations for transportation. The Company acquired ANG for its strong growth potential which is in line with the Company’s strategy to find investments that can generate high returns and significant cash flow.

The transaction was accounted for using the acquisition method of accounting. The table below summarizes the preliminary estimates of fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. The purchase price of ANG was valued at $17.7 million which represented both the cash paid by the Company for its 51% interest, and the fair value of the noncontrolling interest of 49%.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$15,704
Accounts receivable	306
Prepaid expenses and other current assets	31
Inventories	27
Property and equipment, net	1,921
Customer contracts	2,700
Trade names	6,300
Other assets	2

Total assets acquired	26,991
Accounts payable	49
Accrued payroll and employee benefits	5
Accrued expenses and other current liabilities	26
Billings in excess of costs and recognized earnings on uncompleted contracts	114
Current portion of long-term debt	34
Long-term debt	870
Deferred tax liability	3,530

Total liabilities assumed	4,628

Fair value of net assets acquired	22,363
Purchase price	17,689

Excess of fair value of net assets over purchase price	$4,674

The acquisition of ANG resulted in an excess of the fair value of the net assets acquired over the purchase price of $4.7 million. The Company does not believe that the circumstances surrounding the transaction give rise to a bargain purchase due to the related party nature of the transaction. The existing shareholders of ANG continue to manage the day-to-day operations and own the non-controlling interest. Accordingly, management has recorded the excess of the fair value of the assets acquired over the purchase price in additional paid-in capital.

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value August 1, 2014
Customer contracts	10 years	$2,700
Trade names	10 years	6,300

Total intangible assets		$9,000

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

GMSL

On September 22, 2014, the Company completed the acquisition of Bridgehouse and its subsidiary, GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness. GMSL is a leading provider of engineering and underwater services on submarine cables. The Company acquired GMSL for its attractive valuation and strong cash position.

The transaction was accounted for using the acquisition method of accounting. The table below summarizes the preliminary estimates of fair value of the GMSL assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. Specifically, the values for goodwill, customer contracts, trade name, developed technology and investments may change. The net enterprise value of GMSL was valued at $131.4 million which represented both the cash paid by the Company for its 97% interest, and the fair value of the noncontrolling interest of 3%.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$62,555
Accounts receivable	26,183
Prepaid expenses and other current assets	9,886
Inventories	7,395
Restricted cash	4,682
Property and equipment, net	156,976
Goodwill	7,523
Customer contracts	3,736
Trade name	2,761
Developed technology	1,299
Investments	32,025
Other assets	7,482

Total assets acquired	322,503
Accounts payable	8,965
Accrued expenses and other current liabilities	33,786
Accrued income taxes	1,251
Current portion of long-term debt	8,140
Long-term debt	78,356
Pension liability	45,923
Deferred tax liability	1,013
Other liabilities	1,178
Noncontrolling interest	12,498

Total liabilities assumed	191,110

Net enterprise value	131,393
Less fair value of noncontrolling interest	3,757

Purchase price attributable to controlling interest	$127,636

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The acquisition of GMSL resulted in goodwill of approximately $7.5 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes. The values for goodwill, customer contracts, trade name, developed technology and investments are estimates and may change.

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value September 22, 2014
Customer contracts	4 years	$3,736
Trade name	15 years	2,761
Developed technology	8 years	1,299

Total intangible assets		$7,796

Pro Forma Adjusted Summary

The results of operations for Schuff, ANG, and GMSL have been included in the condensed consolidated financial statements subsequent to their acquisition dates. The Company determined that the results of operation for GMSL for the period September 22, 2014—September 30, 2014 were immaterial and therefore did not include GMSL’s results of operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the dates of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management’s estimates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisitions had occurred on January 1, 2013. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Net revenue	$223,595	$212,021
Net income (loss) from continuing operations	(15,075)	4,056
Net income (loss) from discontinued operations	(106)	(21,669)
Gain (loss) from sale of discontinued operations	663	15,650

Net income (loss) attributable to HC2 Holdings, Inc.	$(14,518)	$(1,963)

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Net revenue	$630,230	$590,176
Net income (loss) from continuing operations	(619)	18,890
Net income (loss) from discontinued operations	(94)	(19,850)
Gain (loss) from sale of discontinued operations	(121)	150,695

Net income (loss) attributable to HC2 Holdings, Inc.	$(834)	$149,735

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the nine months ended September 30, 2014. Transaction costs incurred in connection with the GMSL acquisition were $4.3 million during the nine months ended September 30, 2014. The results of operations for Schuff, ANG, and GMSL have been included in the condensed consolidated results of operations from the respective acquisition dates through September 30, 2014. The Company recorded revenue of $137.7 million and $192.2 million and net income of $3.5 million and $6.1 million from Schuff for the three and nine months ended September 30, 2014, respectively. The Company recorded revenue of $0.5 million and net loss of $0.4 million from ANG for the three and nine months ended September 30, 2014.

6. INVESTMENTS

As of September 30, 2014, the Company had both current and long-term investments. The current investments are classified as available-for-sale securities and the change in value is recognized within accumulated other comprehensive income (loss). The fair market value is determined using quoted market prices (a Level 1 approach). The long-term investments are comprised of two types of investments; those accounted for under the equity method of accounting and investments in debt securities.

The long-term investments accounted for under the equity method of accounting include the following:

•	$32.0 million for investments in various joint ventures by GMSL;

•	$14.2 million in Novatel Wireless, Inc. for a combination of common stock, warrants and convertible preferred stock. The Company received (i) 7,363,334 shares of common stock at a stock price of $1.75 per share, (ii) 5-year warrants to purchase an additional 4,117,647 shares of common stock at an exercise price of $2.26 per share and (iii) 87,196 shares of Series C Convertible Preferred Stock at a price of $17.50 per share. The Company’s initial ownership stake is approximately 17%; and

•	$1.2 million in Kaneland LLC for stock under a subscription agreement representing a 35% ownership interest.

During the three and nine months ended September 30, 2014, the Company recorded $0.3 million of equity in net loss from these investments. As of September 30, 2014, the net book value of the equity method investments was $47.1 million. The long-term investments in debt securities include $0.3 million of convertible debt of mParticle.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$18,262	$—
Buildings	22,183	—
Building and leasehold improvements	7,804	386
Plants	2,451	—
Cable-ships and submersibles	147,426	—
Network equipment	5,273	5,303
Machinery and equipment	29,821	—
Transportation equipment	1,214	—
Furniture and fixtures	2,074	380
EDP equipment	1,978	—
Construction in progress	4,520	—

	243,006	6,069
Less accumulated depreciation and amortization	3,444	3,107

	$239,562	$2,962

Depreciation expense was $2.8 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense was immaterial for the three and nine months ended September 30, 2013 as a result of the property, plant and equipment of ICS being included in assets held for sale.

As of September 30, 2014 and December 31, 2013, total equipment under capital leases consisted of $71.0 million and $0, respectively, of cable-ships and submersibles.

8. ACCOUNTS PAYABLE

Accounts payable consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$52,064	$6,964
Retentions payable	3,747	—

	$55,811	$6,964

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

9. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Note payable collaterized by the Company’s assets, with interest payable quarterly based on alternate base rate or LIBOR plus applicable margin (starting at 7.5% for alternate base rate and 8.5% for LIBOR) and increases by 25 basis points every quarter with principal due in 2016	207,025	—
Note payable collaterized by GMSL’s assets, with interest payable monthly at LIBOR plus 3.5% and principal payable monthly, maturing in 2019	17,913	—
Note payable to a bank under a revolving line of credit agreement, collaterized by Schuff’s assets, with interest payable monthly at the LIBOR plus 3%, maturing in 2019	13,610	—
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,792
Note payable collaterized by ANG’s assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	846
Obligations under capital leases	68,584
Other	32	—

	312,802	—
Less current portion	22,408	—

	$290,394	$—

Aggregate debt maturities are as follows (in thousands):

2014	17,599
2015	14,296
2016	216,275
2017	12,796
2018	19,141
Thereafter	32,695

$312,802

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Credit Facilities

On September 22, 2014, the Company entered into a senior secured credit facility providing for a twelve month term loan of $214 million and a delayed draw term loan of $36 million relating to its acquisition of GMSL pursuant to a Credit Agreement (the “Credit Agreement”) by and among HC2, certain subsidiary guarantors of HC2, the lenders party thereto from time to time, Jefferies LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties. The Company used a portion of these proceeds to finance the acquisition of GMSL and pay off HC2’s May Credit Facility and September Credit Facility. The Credit Agreement contains certain customary representations, affirmative covenants and negative covenants, including a financial covenant that requires HC2 to maintain a certain collateral coverage ratio and Schuff to maintain a minimum EBITDA and certain limitations on capital expenditures that may be made by each of HC2 and Schuff. Borrowings under the Credit Agreement will bear interest at a floating rate which can be, at HC2’s option, either (i) an alternate base rate (of not less than 2%) plus an applicable margin or (ii) a LIBOR borrowing rate for a specified interest period (of not less than 1%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement starts at 7.50% per annum for alternate base rate loans and 8.50% per annum for LIBOR loans and increases by 25 basis points every three months. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets, other than the assets of Schuff, GMSL and their respective subsidiaries. The Credit Agreement contains various restrictive covenants. At September 30, 2014, the Company was in compliance with these covenants.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Prior to the payoff of the May Credit Facility, the Company made partial principal payments according to covenants within the agreement that required that portions of escrows received and proceeds from the exercise of warrants be used to pay down the May Credit Facility. In connection with those partial prepayments, the Company wrote off $0.1 million of deferred financing costs and $1.9 million of original issue discount in the third quarter of 2014. In connection with the payoff of the remaining balance of the May Credit Facility, the Company incurred $0.9 million of prepayment premiums and wrote off $0.3 million of deferred financing costs and $2.5 million of original issue discount in the third quarter of 2014. In connection with the payoff of the September Credit Facility, the Company wrote off $0.4 million of deferred financing costs and $0.8 million of original issue discount in the third quarter of 2014.

Schuff has a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”). On May 5, 2014, Schuff amended its Credit Facility, pursuant to which Wells Fargo extended the maturity date of the Credit Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5,000,000, collaterized by its real estate (“Real Estate Term Advance”). The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments. The proceeds of the Real Estate Term Advance, in conjunction with cash generated from operations and borrowings under the Credit Facility, were used to pay the remaining balance of the previous real estate term loan issued under the Credit Facility. On September 26, 2014 and October 21, 2014, Schuff amended the Schuff Facility to allow for a new $15.0 million term loan to be used for equipment financing and working capital requirements related to a recent project award. The new term loan has a five-year amortization period with terms substantially similar to the Real Estate Term Advance. The October 21, 2014 amendment also reduces the restrictions on dividend payments to shareholders. The amendment allows dividends to be paid to Schuff shareholders up to four times a year, subject to the following conditions: (a) the consent of Wells Fargo, which is the Schuff Facility lender (which consent shall not be unreasonably withheld); (b) maintenance of a fixed charge ratio of 1.20 to 1; (c) a minimum excess availability under the Schuff Facility of $10 million before and after the payment of a dividend and (d) Schuff is not in default under the Schuff Facility at the time of the dividend payment. The Credit Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Credit Facility has a floating interest rate of LIBOR plus 3.00% (3.23% at September 28, 2014) and requires monthly interest payments. The Credit Facility contains various restrictive covenants. At September 30, 2014, Schuff was in compliance with these covenants.

SHE has a Line of Credit Agreement (the “International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3,500,000. On October 30, 2014, Banco General sent a notification that they were reducing the line of credit from $3,500,000 to $2,000,000. The line of credit is secured by a first priority, perfected security interest in SHE’s property and plant. The interest rate is 5.25% plus 1% of the special interest compensation fund (“FECI”). The line of credit contains covenants that, among other things, limit SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

GMSL established a term loan with DVB Bank in January 2014. This term loan has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of September 30, 2014, £11,028,736 in principal amount (the equivalent of $17,912,516 based on conversion rates in effect as of September 30, 2014) remained outstanding under this term loan.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

At September 30, 2014, the Company had $312.8 million of borrowings and $3.9 million of outstanding letters of credit issued under its credit facilities. There was $32.5 million available under the Schuff Credit Facility at September 30, 2014. At September 30, 2014, Schuff had no borrowings and no outstanding letters of credit issued under its International LOC. There was $3.5 million available under Schuff’s International LOC at September 30, 2014.

GMSL Capital Leases

GMSL is a party to two leases to finance the use of two vessels: the Innovator (such applicable lease, the “Innovator Lease”) and the Cable Retriever (such applicable lease, the “Cable Lease,” and together with the Innovator Lease, the “GMSL Leases”). The Innovator Lease expires in 2018, subject to the Company’s ability to extend the Innovator Lease for four one-year periods through 2022. The principal amount thereunder bears interest at the rate of approximately 10.4%. The Cable Lease expires in 2023. The principal amount thereunder bears interest at the rate of approximately 4.0%.

As of September 30, 2014, £42,227,000 in aggregate principal amount (the equivalent of $68,583,786 based on conversion rates in effect as of September 30, 2014) remained outstanding under the GMSL Leases.

10. INCOME TAXES

Income Tax Expense/Benefit

Income tax expense was $4.5 million and $6.5 million for the three and nine months ended September 30, 2014, respectively and income tax benefit of $3.3 million and $3.1 million for the three and nine months ended September 30, 2013, respectively. The increase in tax expense was due primarily to the taxable income at Schuff.

NOL Limitation

As of September 30, 2014, the Company had an estimated NOL carryforward in the amount of $195 million. This amount does not include 2014 activity. In the first quarter of 2014, substantial acquisitions of HC2 stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.16 million per year. The Company also determined that it had a net unrealized built in gain (NUBIG) at the time of the change. Pursuant to Internal Revenue Code Section 382(h), the Company is able to increase its Section 382 annual base limitation by an incremental limitation estimated to be a total of $7.1 million in the first five years following the ownership change. On this basis the annual limitation for the first five years is estimated to be $3.58 million, decreasing to $2.16 million for the subsequent 15 years.

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. It is expected that the amount of unrecognized tax benefits, reflected in

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and nine months ended September 30, 2014, penalties and interest were immaterial.

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

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002—2013
United Kingdom	2005—2013
Netherlands	2008—2013

11. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases as of September 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2014 (as of September 30, 2014)	$1,235
2015	4,448
2016	3,817
2017	3,048
2018	2,264
Thereafter	12,393

Total long-term obligations	$27,205

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $0.8 million and $4.2 million for the three and nine months ended September 30, 2014, respectively and $0.5 million and $2.2 million for the three and nine months ended September 30, 2013, respectively. The rent expense for the three and nine months ended September 30, 2014 includes costs associated with the terminations of facilities leases.

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

Certain of Schuff’s fabrication and erection workforce are subject to collective bargaining agreements. Schuff contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the “Act”) may, under certain circumstances, cause Schuff to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon Schuff’s proportionate share of each plan’s unfunded vested benefits.

Effective March 31, 2012, Schuff withdrew from the Steelworkers Pension Trust and incurred an initial withdrawal liability of approximately $2.6 million. During 2013, Schuff negotiated with the Steelworkers Pension Trust and reduced the liability to approximately $2.4 million. Schuff is required to make quarterly payments of approximately $0.2 million through September 1, 2015. The remaining balance of the withdrawal liability at September 30, 2014 was approximately $0.8 million, and is included in other liabilities (current and long-term) in the condensed consolidated balance sheets. Prior to its withdrawal from the Steelworkers Pension Trust, Schuff made contributions of $0.2 million during the year ended December 30, 2012.

Schuff made contributions to the California Ironworkers Field Pension Trust (“Field Pension”) of $1.1 million during the nine months ended September 30, 2014. Schuff’s funding policy is to make monthly contributions to the plan. Schuff’s employees represent less than 5% of the participants in the Field Pension. As of September 30, 2014, Schuff has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

To replace the benefits associated with the Steelworkers Pension Trust upon Schuff’s withdrawal from that plan, Schuff agreed to make profit share contributions to a 401(k) defined contribution retirement savings plan (the “Union 401k”) for union steelworkers. Contributions made to the Union 401k by union steelworkers are 100% vested immediately. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 hours of work) and are 100% vested in the profit share contributions three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401(k) to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at the following rates: $0.50 per hour from April 1, 2013 to March 31, 2014 and $0.55 per hour from April 1, 2014 and beyond. Profit share contributions amounted to approximately $50,000 for the nine months ended September 30, 2014.

13. SHARE-BASED COMPENSATION

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to HC2’s

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of September 30, 2014, there were 472,002 shares of HC2 common stock underlying outstanding awards under the Prior Plan.

The Compensation Committee (the “Committee”) of the Board of Directors of HC2 administers HC2’s Omnibus Plan and the Prior Plan and has broad authority to administer, construe and interpret the plans.

The Omnibus Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. HC2 typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares. The Omnibus Plan authorizes the issuance of up to 5,000,000 shares of HC2 common stock, subject to adjustment as provided in the Omnibus Plan.

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

There were 1,645,685 and 690,948 options granted during the nine months ended September 30, 2014 and 2013, respectively. Of the 1,645,685 options granted during the nine months ended September 30, 2014, 1,568,864 of such options were granted to Philip Falcone on May 21, 2014, in connection with his appointment as Chairman, President and Chief Executive Officer of HC2. These options were issued pursuant to a standalone option agreement with Mr. Falcone and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2014 was $1.40 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Nine Months Ended September 30,
	2014	2013
Expected option life	6 years	4 - 5.75 years
Risk-free interest rate	1.96% - 2.73%	1.17 - 1.73%
Expected volatility	36.74% - 37.80%	35.55 - 37.23%
Dividend yield	0%	0%

Total share-based compensation expense recognized by the Company was $0.7 million and $1.7 million for the three and nine months ended September 30, 2014, respectively and $0.2 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Restricted Stock

A summary of HC2’s restricted stock activity during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2013	22,500	$13.59
Granted	345,761	$4.05
Vested	(133,833)	$5.52
Forfeitures	—	$—

Unvested—September 30, 2014	234,428	$4.14

As of September 30, 2014, the unvested restricted stock represented $0.9 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.7 years. The number of shares of unvested restricted stock expected to vest is 234,428.

Stock Options

A summary of HC2’s stock option activity during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2013	589,859	$3.17
Granted	1,645,685	$4.53
Exercised	(230,300)	$2.43
Forfeitures	(229,901)	$4.47

Outstanding—September 30, 2014	1,775,343	$4.45

Eligible for exercise	667,566	$4.32

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—September 30, 2014	$175,238	9.5
Options exercisable—September 30, 2014	$144,260	9.2

During the nine months ended September 30, 2014, the intrinsic value of the exercised options was $0.3 million. As of September 30, 2014, the Company had 1,107,777 unvested stock options outstanding of which $1.4 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.6 years. The number of unvested stock options expected to vest is 1,107,777 shares, with a weighted average remaining life of 9.5 years, a weighted average exercise price of $4.45, and an intrinsic value of $0.2 million.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

14. EQUITY

As of September 30, 2014 and December 31, 2013, there were 23,658,190 and 14,225,919 shares of common stock outstanding, respectively. As of September 30, 2014 and December 31, 2013, there were 41,000 and 0 shares of Preferred Stock outstanding, respectively.

Class A and B Warrants

In July 2009, HC2 issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of HC2’s common stock, which were divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consisted of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of HC2 common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of HC2 common stock. In connection with the issuance of the Warrants, HC2 entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The Warrants had a five-year term which expired on July 1, 2014. As a result of special cash dividends paid in 2012 and 2013, antidilution adjustment provisions were triggered and the original exercise price and the number of shares of HC2 common stock issuable upon exercise were adjusted.

There were 878,940 Class A-1 Warrants exercised during the nine months ended September 30, 2014, resulting in the issuance of 3,855,289 shares of HC2’s common stock. There were 780,753 Class A-2 Warrants exercised during the nine months ended September 30, 2014, resulting in the issuance of 3,424,641 shares of HC2’s common stock. There were 5,709 Class A-3 Warrants exercised during the nine months ended September 30, 2014, resulting in the issuance of 25,041 shares of HC2’s common stock. The warrants expired on July 1, 2014.

Preferred and Common Stock

On May 29, 2014, HC2 issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, HC2 issued 11,000 shares of Series A-1 Preferred Stock (together with the Series A Preferred Stock, the “Preferred Stock”). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. In connection with the issuance of the Series A-1 Preferred Stock, HC2 amended the certificate of designation governing the Series A Preferred Stock on September 22, 2014, which changed the applicable conversion price from $4.25 to $4.00, reflected the issuance of the Series A-1 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock to those of the Series A-1 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.

The Company recorded a beneficial conversion feature on both of its Series A and Series A-1 Preferred Stock as a result of the fair market value of the Company’s common stock exceeding the conversion price. The Company recorded a $0.3 million beneficial conversion feature on its Series A-1 Preferred Stock which was calculated using the intrinsic value ($4.36—$4.25) multiplied by the number of convertible common shares

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

($11,000,000 / $4.25). The Company recorded a $0.4 million beneficial conversion feature on its Series A Preferred Stock as a result of the adjustment to the conversion price from $4.25 to $4.00. The beneficial conversion feature was calculated using the intrinsic value ($4.05—$4.00) multiplied by the number of convertible common shares ($30,000,000 / $4.00).

Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date of the Series A Preferred Stock, holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Preferred Stock shall be entitled to cause HC2 to redeem their Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change in control occurring on or prior to the third anniversary of the issue date of the Series A Preferred Stock plus and accrued but unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.

At any time after the third anniversary of the issue date of the Series A Preferred Stock, HC2 may redeem the Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share plus accrued but unpaid dividends. After the third anniversary of the issue date of the Series A Preferred Stock, HC2 may force conversion of the Preferred Stock into common stock if the common stock’s thirty-day volume-weighted average price (“VWAP”) exceeds 150% of the then-applicable conversion price and the common stock’s daily VWAP exceeds 150% of the then-applicable conversion price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP.

In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method, pursuant to ASC No. 260, “Earnings Per Share.” The two-class method is required as the shares of the Company’s Preferred Stock qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of preferred stock based on the weighted average number of common shares outstanding and the number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Preferred Stock do not participate in losses.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The Company’s investments in available-for-sale securities, recorded at fair value using quoted market prices (a Level 1 approach), as of September 30, 2014 was $3.3 million. The estimated aggregate fair value of the Company’s debt, based on significant other observable inputs (a Level 2 approach) approximated its carrying value of $312.8 million at September 30, 2014.

16. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has five reportable operating segments based on management’s

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

organization of the enterprise—Telecommunications, Life Sciences, Manufacturing, Marine Services and Utilities. The Company also has non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues. The Company determined that the results of operation for GMSL for the period September 22, 2014 – September 30, 2014 were immaterial and therefore did not include GMSL’s results of operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Revenue by Geographic Region
United States	$161,402	$31,863	$266,390	$79,126
United Kingdom	15,678	29,214	49,360	99,361
Other	2,353	—	3,623	—

Total	$179,433	$61,077	$319,373	$178,487

Net Revenue by Segment
Telecommunications	$41,267	$61,077	$126,731	$178,487
Manufacturing	137,706	—	192,182	—
Utilities	460	—	460	—

Total	$179,433	$61,077	$319,373	$178,487

Income (Loss) from Operations
Telecommunications	(1,344)	(4,113)	(1,241)	(21,106)
Life Sciences	(495)	—	(1,430)	—
Manufacturing	10,716	—	14,843	—
Utilities	(758)	—	(758)	—
Corporate	(8,044)		(16,523)

Total	$75	$(4,113)	$(5,109)	$(21,106)

Capital Expenditures
Telecommunications	$38	$2,079	$294	$12,034
Manufacturing	3,321	—	3,707	—
Utilities	41	—	41	—
Corporate	—	—	22	—

Total	$3,400	$2,079	$4,064	$12,034

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2014	December 31, 2013
Property, Plant and Equipment—Net
United States	$76,673	$2,303
United Kingdom	157,357	659
Other	5,532	—

Total	$239,562	$2,962

	September 30, 2014	December 31, 2013
Assets
United States	$382,897	$71,481
United Kingdom	334,284	16,199
Other	12,690	—

Total	$729,871	$87,680

17. BACKLOG

Schuff’s backlog was $409.7 million ($278.7 million under contracts or purchase orders and $131.0 million under letters of intent) at September 30, 2014. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $243.6 million, representing 59.4% of Schuff’s backlog at September 30, 2014, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

18. DISCONTINUED OPERATIONS

On April 17, 2013, the Company completed the sale of its BLACKIRON Data business to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD$200.0 million (or approximately USD$195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. In July 2014, we received the escrow proceeds of $19.5 million. A majority of the proceeds was used to pay down then-existing credit facilities.

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., PTCI, Telesonic Communications Inc., and Globility Communications Corporation to affiliates of York

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Capital Management, an investment firm (together “York”), for $129 million. The sale of PTI was also contemplated as part of this transaction, subject to regulatory approval. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. Certain indemnification obligations are subject to a cap of $12.9 million. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow to be paid upon closing of the sale of PTI. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million were released and the Company recorded a $0.7 million gain from the sale of PTI. A portion of the proceeds was used to pay down then-existing credit facilities.

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. The $0.8 million was recorded as an adjustment to the gain that was recorded in 2013, which resulted in a net gain from this transaction of $13.0 million. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $6.45 million escrow deposit is recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheet as of September 30, 2014. In October 2014, we received the escrow proceeds of $6.45 million.

The Company evaluated the remaining carrying value of North America Telecom, i.e. PTI, in the third quarter of 2013 which resulted in such carrying value being higher than its fair value less costs to sell by $0.3 million and have attributed such adjustment to the long-lived assets of PTI. As the adjustment is related to North America Telecom, it is classified within income (loss) from discontinued operations, net of tax on the condensed consolidated statements of operations.

As a result of these events, the Company’s condensed consolidated financial statements reflect BLACKIRON Data and North America Telecom as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three and nine months ended September 30, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of December 31, 2013.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$971	$17,789	$7,439	$128,988
Operating expenses	1,045	15,620	7,387	115,947

Income from operations	(74)	2,169	52	13,041
Interest expense	(14)	(2,848)	(17)	(11,357)
Gain (loss) on early extinguishment or restructuring of debt	—	(21,178)	—	(21,178)
Interest income and other income (expense)	(9)	(70)	(60)	(24)
Foreign currency transaction loss	—	(37)	—	(376)

Income (loss) before income tax	(97)	(21,964)	(25)	(19,894)
Income tax (expense)	(9)	474	(37)	176

Income from discontinued operations	$(106)	$(21,490)	$(62)	$(19,718)

Summarized assets and liabilities of the remaining portion of North America Telecom, PTI, classified as held for sale as of December 31, 2013 are as follows (in thousands):

North America Telecom (1)
December 31, 2013
Accounts receivable	$670
Prepaid expenses and other current assets	839
Long-lived assets and other non-current assets	4,820

Assets held for sale	$6,329

Accounts payable	$869
Accrued interconnection costs	420
Accrued expenses and other liabilities	3,534

Liabilities held for sale	$4,823

(1)	Included in the table above is the remaining goodwill of the US reporting unit of $3.7 million and customer relationships of $0.4 million, applicable to PTI.

Assets held for sale as of September 30, 2014 include $3.9 million of property and equipment of Schuff that is currently in process of being sold.

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2014 due to the results of operations being a loss from continuing operations, net of tax. For the three and nine months ended September 30, 2014, the Company had no dilutive common share equivalents.

The Company had dilutive common share equivalents during the three and nine months ended September 30, 2013, due to the results of operations being income from continuing operations, net of tax. For the

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(17,440)	$(865)	$(25,408)	$(3,536)
Income (loss) from discontinued operations	(106)	(21,490)	(62)	(19,718)
Gain (loss) from sale of discontinued operations	663	15,650	(121)	150,695

Net income (loss)—basic	$(16,883)	$(6,705)	$(25,591)	$127,441

Net income (loss)—diluted	$(16,883)	$(6,705)	$(25,591)	$127,441

Weighted average common shares outstanding—basic	23,372	14,077	18,348	13,987

Weighted average common shares outstanding—diluted	23,372	14,077	18,348	13,987

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.06)	$(1.38)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.72)	$(0.48)	$(1.39)	$9.11

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.06)	$(1.38)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77

Net income (loss) attributable to HC2 Holdings, Inc.	$(0.72)	$(0.48)	$(1.39)	$9.11

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

20. SUBSEQUENT EVENTS

Final Results of Tender Offer for All Outstanding Shares of Schuff

In October 2014, the final results of a tender offer for all outstanding shares of Schuff were announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-form merger will increase our ownership of Schuff shares to 100%.

Reformed and Clarified Option Agreement with Philip Falcone

On October 26, 2014, HC2 and Philip Falcone reformed and clarified the option (the “Option”) originally granted to Mr. Falcone in May 2014 to purchase 1,568,864 shares of HC2’s common stock (such Option, as reformed and clarified, the “Option Clarification”). See Note 14—“Equity” for additional information with respect to the Option. The Option Clarification clarified the operation of the anti-dilution provisions of the Option upon the issuance of rights, warrants, options, exchangeable securities or convertible securities entitling the holder thereof to subscribe for, purchase or otherwise acquire shares of HC2’s capital stock. Promptly following the execution of the Option Clarification, on October 28, 2014, HC2 issued to Mr. Falcone additional anti-dilution adjustment options exercisable for an aggregate of 1,782,082 shares of common stock as a result of (i) HC2’s issuance of (x) 1,500,000 shares of common stock in connection with the May 29, 2014 issuance of Series A Preferred Stock and (y) additional shares of common stock at various times upon the exercise of HC2 Warrants prior to their expiration on July 1, 2014, (ii) HC2’s issuance of Series A Preferred Stock on May 29, 2014, as well as the pay-in-kind (“PIK”) dividends with respect thereto on June 30, 2014 and September 30, 2014 and (iii) HC2’s issuance of Series A-1 Preferred Stock on September 22, 2014, as well as the PIK dividends with respect thereto on September 30, 2014.

Offering of Senior Notes

On November 3, 2014, the Company announced that it proposed to offer $250 million aggregate principal amount of senior secured notes due 2019 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions in accordance with Regulation S under the Securities Act.

Litigation

On November 6, 2014, a putative stockholder class action complaint challenging the buyout by the Company of the minority interest in Schuff International, Inc. (“Schuff International”) was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”). The Complaint alleges, among other things, that in connection with the buyout the individual members of the Schuff International board of directors and the Company, as the controlling stockholder of Schuff International, breached their fiduciary duties to members of the plaintiff class. The Complaint seeks a rescission of the buyout or rescissory and compensatory damages, as well as attorney’s fees and other relief. The Company believes that the allegations and claims set forth in the Complaint are without merit and intends to defend them vigorously. See “Risk Factors — Legal proceedings could affect the timing and increase the price we pay in our acquisition of Schuff.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “US GAAP” means accounting principles accepted in the United States of America.

Introduction and Overview of Operations

We are a diversified holding company focused on acquiring and investing in businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses.

On May 29, 2014, we completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. In October 2014, the final results of a tender offer for all outstanding shares of Schuff were announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-form merger will increase our ownership of Schuff shares to 100%. Schuff and its wholly-owned subsidiaries primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama.

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of American Natural Gas (“ANG”), representing an approximately 51% interest in ANG. ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, operates and maintains compressed natural gas fueling stations for transportation.

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited (“Bridgehouse”), the parent holding company of Global Marine Systems Limited (“GMSL”). The purchase price reflects our enterprise value of approximately $260 million, including assumed indebtedness, and was funded using the net proceeds from (i) the issuance of $11 million of Series A-1 Convertible Participating Preferred Stock of HC2 (the “Series A-1 Preferred Stock”) and (ii) a senior secured credit facility providing for a twelve month (subject to extension for an additional twelve months if the Company meets certain requirements set forth in the credit agreement governing the senior secured credit facility) term loan of $214 million and a delayed draw term loan of $36 million, each of which was also completed on September 22, 2014. With a portion of these proceeds, the Company paid off its senior secured credit facility providing for an eighteen month term loan of

$80 million (“May Credit Facility) and its senior unsecured credit facility consisting of a term loan of $17 million (“September Credit Facility”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was reserved for a group of individuals, leaving the Company’s controlling interest as of September 30, 2014 at approximately 97%.

GMSL has a 65% interest in Global Cable Technology, Ltd., which manufactures jointing kits. The assets, liabilities, revenue and expenses of Global Cable Technology, Ltd. are included in the consolidated financial statements of GMSL and the 35% ownership is presented as a non-controlling interest component of total equity.

We have also historically operated a telecommunications business including a network of direct routes and provided premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”). The Company has provided telecommunications services from its North America Telecom and International Carrier Services (“ICS”) business units. In the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of substantially all of its North America Telecom business. The sale of Primus Telecommunications, Inc. (“PTI”) was also contemplated as part of this transaction, subject to regulatory approval. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business.

During 2013, we also provided data center services in Canada through our BLACKIRON Data business unit. On April 17, 2013, we consummated the divestiture of BLACKIRON Data.

The Company currently has five reportable operating segments based on management’s organization of the enterprise—Telecommunications which includes ICS, Life Sciences which includes Genovel Orthopedics, Inc. (“Genovel”) involved with the development of products to treat early osteoarthritis of the knee, Manufacturing which includes Schuff, Marine Services which includes GMSL, and Utilities which includes ANG.

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical operations, operating, growing or acquiring additional assets or businesses related to our current or historical operations, including expanding our ICS business, or winding down or selling our existing operations, including the ICS business. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be. Based on Schedule 13D filings of Harbinger Group Inc. (“HGI”) and Philip Falcone, HGI, Mr. Falcone and other HGI-affiliated entities beneficially own approximately 27.6% of HC2’s common stock (based on the amount of HC2’s outstanding common stock as of October 31, 2014). Our affiliation with HGI and its personnel may give us access to new acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to HGI or its affiliates or personnel. However, HGI and its affiliates and personnel are not obligated to provide us with access to any acquisition or business combination opportunities and may at any time be seeking investment opportunities similar to those being considered by the Company. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HC2 Investment Securities, LLC, a Delaware limited liability company.

Recent Developments

Offering of Senior Notes

On November 3, 2014, the Company announced that it proposed to offer $250 million aggregate principal amount of senior secured notes due 2019 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions in accordance with Regulation S under the Securities Act.

Schuff Tender Offer

In October 2014, the final results of a tender offer for all outstanding shares of Schuff were announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-form merger will increase our ownership of Schuff shares to 100%.

Acquisition of Global Marine Systems Limited

On September 22, 2014, the Company completed the acquisition of Bridgehouse, the parent company of GMSL, representing an approximate 97% interest in GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness, and was funded using the net proceeds from (i) the issuance of $11 million of Series A-1 Preferred Stock and (ii) a senior secured credit facility providing for a term loan of $214 million and a delayed draw term loan of $36 million, each of which was also completed on September 22, 2014. With a portion of these proceeds, the Company paid off its May Credit Facility and September Credit Facility.

Preferred Stock and Common Stock Issuance

On May 29, 2014, HC2 issued 30,000 shares of Series A Convertible Participating Preferred Stock of HC2 (the “Series A Preferred Stock”) and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, HC2 issued 11,000 shares of Series A-1 Preferred Stock (together with the Series A Preferred Stock, the “Preferred Stock”. Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. In connection with the issuance of the Series A-1 Preferred Stock, HC2 amended the certificate of designation governing the Series A Preferred Stock on September 22, 2014, which changed the applicable conversion price from $4.25 to $4.00, reflected the issuance of the Series A-1 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock to those of the Series A-1 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. See Note 14—“Equity—Preferred and Common Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional terms of the Preferred Stock.

Investment in Novatel Wireless, Inc. (“Novatel”)

On September 8, 2014, the Company made an initial cash investment of approximately $14.2 million in Novatel for a combination of common stock, warrants and convertible preferred stock. The Company received (i) 7,363,334 shares of common stock at a stock price of $1.75 per share, (ii) 5-year warrants to purchase an additional 4,117,647 shares of common stock at an exercise price of $2.26 per share and (iii) 87,196 shares of Series C Convertible Preferred Stock at a price of $17.50 per share. The Company’s initial ownership stake is approximately 17%. Novatel is a leader in the design and development of intelligent wireless solutions based on 2G, 3G and 4G technologies.

Acquisition of American Natural Gas

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of ANG, representing an approximately 51% interest in ANG. ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, operates and maintains compressed natural gas fueling stations for transportation.

Foreign Currency

Foreign currency can impact our financial results. During the three months ended September 30, 2014, approximately 10.1% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications and Marine Services segments, depending upon whether such businesses are operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

For the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2014 and 2013:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1)	$—	$13,080	$(13,080)	-100.0%	$—	$109,167	$(109,167)	-100.0%
United Kingdom	15,604	29,214	(13,610)	-46.6%	49,286	99,361	(50,075)	-50.4%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1) (in CAD)	$—	$13,622	$(13,622)	-100.0%	$—	$111,090	$(111,090)	-100.0%
United Kingdom (in GBP)	9,339	18,925	(9,586)	-50.7%	29,546	64,307	(34,761)	-54.1%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare the Company’s results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. The Company determined that the results of operation for GMSL for the period September 22, 2014—September 30, 2014 were immaterial and therefore did not include GMSL’s results of operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Discontinued Operations

2013 Developments—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. The Company completed the initial closing of the sale of its North America Telecom business on July 31, 2013 and completed the divestiture of the remainder of its North America Telecom business on July 31, 2014. In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (“PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. ICS had been classified as a discontinued operation since the second quarter of 2012 as a result of being held for sale.

As a result of these events, the Company’s condensed consolidated financial statements reflect BLACKIRON Data and North America Telecom as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three and nine months ended September 30, 2013. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. The assets and liabilities of the remaining portion of

North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$971	$17,789	$7,439	$128,988
Operating expenses	1,045	15,620	7,387	115,947

Income from operations	(74)	2,169	52	13,041
Interest expense	(14)	(2,848)	(17)	(11,357)
Gain (loss) on early extinguishment or restructuring of debt	—	(21,178)	—	(21,178)
Interest income and other income (expense)	(9)	(70)	(60)	(24)
Foreign currency transaction loss	—	(37)	—	(376)

Income (loss) before income tax	(97)	(21,964)	(25)	(19,894)
Income tax (expense)	(9)	474	(37)	176

Income from discontinued operations	$(106)	$(21,490)	$(62)	$(19,718)

Results of Operations

Results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total
Telecommunications	41,267	23.0%	61,077	100.0%	(19,810)	-32.4%
Manufacturing	137,706	76.7%	—	0.0%	137,706	100.0%
Utilities	460	0.3%	—	0.0%	460	100.0%

Total Net Revenue	179,433	100.0%	61,077	100.0%	118,356	193.8%

Net revenue: Net revenue increased $118.4 million, or 193.8%, to $179.4 million for the three months ended September 30, 2014 from $61.1 million for the three months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue
Telecommunications	39,464	95.6%	58,752	96.2%	(19,288)	-32.8%
Manufacturing	118,839	86.3%	—	0.0%	118,839	100.0%
Utilities	336	73.0%	—	0.0%	336	100.0%

Total Cost of Revenue	158,639	88.4%	58,752	96.2%	99,887	170.0%

Cost of revenue: Cost of revenue increased $99.9 million to $158.6 million, or 88.4% of net revenue, for the three months ended September 30, 2014 from $58.8 million, or 96.2% of net revenue, for the three months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue in such segment. While there have been significant declines in both net revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue decreased 60 basis points quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue
Telecommunications	2,308	5.6%	4,044	6.6%	(1,736)	-42.9%
Life Sciences	494	0.0%	—	0.0%	494	0.0%
Manufacturing	8,058	5.9%	—	0.0%	8,058	0.0%
Utilities	679	147.6%	—	0.0%	679	0.0%
Corporate	8,707	0.0%	2,249	0.0%	6,458	287.1%

Total SG&A	20,246	11.3%	6,293	10.3%	13,953	221.7%

Selling, general and administrative expenses: Selling, general and administrative expenses increased $13.9 million to $20.2 million, or 11.3% of net revenue, for the three months ended September 30, 2014 from $6.3 million, or 10.3% of net revenue, for the three months ended September 30, 2013. The decrease in Telecommunications was primarily due to a $0.9 million decrease in salaries and benefits resulting from headcount reductions and a $0.6 million decrease in occupancy. The increase in Manufacturing was due to our acquisition of Schuff. The increase in Corporate was primarily due to $6.2 million higher professional fees related to our acquisitions and a $0.9 million increase in general and administrative expenses which was partially offset by a $1.0 million decrease in salaries and benefits resulting from headcount reductions.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended September 30, 2014 was $2.8 million, a portion of which was included in cost of revenue. Depreciation expense was an immaterial amount for the three months ended September 30, 2013 as the property and equipment of Telecommunications was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When Telecommunications was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.

Interest expense: Interest expense was $2.1 million for the three months ended September 30, 2014. Interest expense was immaterial for the three months ended September 30, 2013. The increase in interest expense in 2014 was due to our new credit facilities.

Loss on early extinguishment of debt: Loss on early extinguishment of debt was $6.9 million and $0 for the three months ended September 30, 2014 and 2013, respectively. The loss was due to the payoff of our prior credit facilities.

Interest income and other expense, net: Interest income and other expense, net was expense of $1.1 million and expense of $0.1 million for the three months ended September 30, 2014 and 2013, respectively.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) was a gain of $0.2 million for the three months ended September 30, 2014. Foreign currency transaction gain (loss) was immaterial for the three months ended September 30, 2013. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Loss from equity investees: Loss from equity investees was $0.3 million and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Income tax expense: Income tax expense was $4.5 million and benefit of $3.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in tax expense was due primarily to the taxable income at Schuff.

Results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended				Year-over-Year
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total
Telecommunications	126,731	39.7%	178,487	100.0%	(51,756)	-29.0%
Manufacturing	192,182	60.2%	—	0.0%	192,182	100.0%
Utilities	460	0.1%	—	0.0%	460	100.0%

Total Net Revenue	319,373	100.0%	178,487	100.0%	140,886	78.9%

Net revenue: Net revenue increased $140.9 million, or 78.9%, to $319.4 million for the nine months ended September 30, 2014 from $178.5 million for the nine months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations year over year.

	Nine Months Ended				Year-over-Year
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue
Telecommunications	120,101	94.8%	169,704	95.1%	(49,603)	-29.2%
Manufacturing	162,169	84.4%	—	0.0%	162,169	100.0%
Utilities	336	73.0%	—	0.0%	336	100.0%

Total Cost of Revenue	282,606	88.5%	169,704	95.1%	112,902	66.5%

Cost of revenue: Cost of revenue increased $112.9 million to $282.6 million, or 88.5% of net revenue, for the nine months ended September 30, 2014 from $169.7 million, or 95.1% of net revenue, for the nine months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue in such segment. While there have been significant declines in both net revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue decreased 30 basis points year over year.

	Nine Months Ended				Year-over-Year
	September 30, 2014		September 30, 2013		Variance	Variance %
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue
Telecommunications	7,475	5.9%	13,335	7.5%	(5,860)	-43.9%
Life Sciences	1,429	0.0%	—	0.0%	1,429	100.0%
Manufacturing	14,497	7.5%	—	0.0%	14,497	100.0%
Utilities	679	147.6%	—	0.0%	679	100.0%
Corporate	16,402	0.0%	16,414	0.0%	(12)	-0.1%

Total SG&A	40,482	12.7%	29,749	16.7%	10,733	36.1%

Selling, general and administrative expenses: Selling, general and administrative expenses increased $10.7 million to $40.5 million, or 12.7% of net revenue, for the nine months ended September 30, 2014 from $29.7 million, or 16.7% of net revenue, for the nine months ended September 30, 2013. The decrease in Telecommunications was primarily due to a $2.9 million decrease in salaries and benefits resulting from headcount reductions, $1.5 million in lower occupancy, a $0.7 million lower professional fees, and $0.7 million decrease in general and administrative expenses. The increase in Manufacturing was due to our acquisition of Schuff. Corporate included $9.1 million lower salaries and benefits resulting from higher severance and bonus payouts in the prior year offset by $5.4 million higher professional fees related to our acquisitions, $2.7 million higher occupancy related to a lease buyout, and a $1.0 million increase in general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the nine months ended September 30, 2014 was $3.8 million, a portion of which was included in cost of revenue. Depreciation expense was an immaterial amount for the nine months ended September 30, 2013 as the property and equipment of Telecommunications was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When Telecommunications was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.

Interest expense: Interest expense was $3.1 million for the nine months ended September 30, 2014. Interest expense was immaterial for the nine months ended September 30, 2013. The increase in interest expense in 2014 was due to our new credit facilities.

Loss on early extinguishment of debt: Loss on early extinguishment of debt was $6.9 million and $0 for the nine months ended September 30, 2014 and 2013, respectively. The loss was due to the payoff of our prior credit facilities.

Gain from contingent rights valuation: The gain from the change in fair value of the CVRs for the nine months ended September 30, 2013 was $14.9 million. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. The sale of substantially all of North America Telecom constituted a change of control under the CVR Agreement and resulted in the expiration of the CVRs and termination of the CVR Agreement in 2013. Accordingly, there was no gain from the change in fair value of the CVRs for the nine months ended September 30, 2014.

Interest income and other expense, net: Interest income and other expense, net was income of $0.5 million and expense of $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) was a gain of $0.6 million and a loss of $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. The gains and losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Loss from equity investees: Loss from equity investees was $0.3 million and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Income tax expense: Income tax expense was $6.5 million and benefit of $3.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in tax expense was due primarily to the taxable income at Schuff.

Liquidity and Capital Resources

Important Long-Term Liquidity and Capital Structure Developments:

Credit Facilities

On September 22, 2014, the Company entered into a senior secured credit facility providing for a term loan of $214 million and a delayed draw term loan of $36 million relating to its acquisition of GMSL, pursuant to a Credit Agreement (the “Credit Agreement”). The Company used a portion of these proceeds to finance the acquisition of GMSL and pay off its May Credit Facility and September Credit Facility. In addition, the credit facilities and other financing arrangements of GMSL remained in place following the acquisition. For additional information on these facilities and other arrangements, refer to Note 9—“Long-Term Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Escrow Deposits

The Company has maintained interests in certain escrow deposits associated with the sales of BLACKIRON Data and North America Telecom during 2013 which have various conditions for their release. In connection with the sale of BLACKIRON Data, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. In July 2014, we received escrow proceeds of $19.5 million, a majority of which was used to pay down then-existing credit facilities. In connection with the sale of North America Telecom, several different escrow deposits were established, all with varying release conditions and dates which in total amounted to $18.25 million. Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. Lastly, an additional $3.0 million was placed in escrow to be paid upon closing of the sale of PTI. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million were released and a portion of such proceeds was used to pay down then-existing credit facilities. The $6.45 million escrow deposit is recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets. In October 2014, we received the escrow proceeds of $6.45 million.

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

Net cash provided by operating activities was $11.8 million for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $14.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net income, net of non-cash operating activity, used $7.6 million of cash. Other major drivers included an decrease in prepaid expenses and other current assets of $25.5 million and a decrease in accounts receivable of $6.0 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.7 million and a decrease in a accrued expenses, other current liabilities and other liabilities, net of $5.2 million. For the nine months ended September 30, 2013, net income, net of non-cash operating activity, used $2.0 million of cash. Other major drivers included a decrease in accrued expenses, other current liabilities and other liabilities, net of $7.6 million, an increase in accounts receivable of $5.2 million, a decrease in accrued income taxes of $3.5 million, a decrease in accounts payable of $2.2 million, an increase in prepaid expenses and other current assets of $2.1 million and a decrease in accrued interest of $1.7 million, partially offset by an increase in accrued interconnection costs of $6.7 million and a decrease in other assets of $2.9 million.

Net cash used in investing activities was $173.1 million for the nine months ended September 30, 2014 as compared to net cash provided by investing activities of $258.7 million for the nine months ended September 30, 2013. Net cash used in investing activities for the nine months ended September 30, 2014 included $85.0 million for the Schuff acquisition, $7.0 million for Schuff’s purchase of its common stock, $127.6 million for the GMSL acquisition, $15.5 million for the ANG acquisition, $14.2 million for the Novatel investment, purchase of $4.2 million in marketable securities and $4.1 million of capital expenditures, partially offset by $62.6 cash acquired in the GMSL acquisition and $15.5 million contribution by the noncontrolling interest. Net cash provided by investing activities during the nine months ended September 30, 2013 included $270.7 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments and a decrease in restricted cash of $0.4 million, partially offset by $12.0 million of capital expenditures and $0.4 million used in the acquisition of businesses.

Net cash provided by financing activities was $266.3 million for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $250.0 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 included $492.1 million of proceeds from credit facilities, $45.8 million of proceeds from the issuance of Preferred Stock and common stock and $24.3 million of proceeds from the exercise of warrants and stock options, partially offset by $294.2 million used to make principal payments on our credit facilities. Net cash used in financing activities during the nine months ended September 30, 2013 included $127.7 million used in the redemption of the 13% Senior Secured Notes, 10% Senior Secured Notes and 10% Senior Secured Exchange Notes, $119.8 million used to pay a special cash dividend to our shareholders, $1.3 million used to pay fees on the redemption of the 13% Senior Secured Notes, 10% Senior Secured Notes and 10% Senior Secured Exchange Notes, $1.2 million used to pay dividend equivalents to our shareholders, $0.8 million used to satisfy the tax obligations for shares issued under share-based compensation arrangements and $0.3 million used to reduce the principal amounts outstanding on capital leases, partially offset by $1.1 million in proceeds from the sale of common stock.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of September 30, 2014, we had $111.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months. As of September 30, 2014, we had $312.8 million of indebtedness.

HC2 is a holding company and its liquidity needs are primarily for dividend payments on its Preferred Stock, interest payments on any long-term debt, professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, insurance costs and certain support services. HC2’s current source of liquidity is its cash, cash equivalents and investments, and distributions from its subsidiaries.

The ability of HC2’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant. In addition, one or more subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt or equity securities for a variety of purposes, including in order to grow their business, pursue acquisition activities or to manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions. HC2’s liquidity may also be impacted by the capital needs of its current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. Depending on a variety of factors, including general state of capital markets, operating needs or acquisition size and terms, HC2 and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HC2. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our indebtedness or our common stock through open market purchases, tender offers, negotiated transactions or otherwise.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$27,205	$1,235	$8,265	$5,312	$12,393
Capital leases	68,584	$10,738	$8,171	$24,125	$25,550
Total principal & interest payments	291,381	43,591	238,890	8,900	—

Total contractual obligations	$387,170	$55,564	$255,326	$38,337	$37,943

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at September 30, 2014 included letters of credit of $3.9 million under the Schuff Facility and performance bonds of $20.8 million.

Schuff’s letters of credit are issued for the benefit of its workers’ compensation insurance carrier. Schuff’s workers’ compensation insurance carrier requires standby letters of credit to be issued as collateral on all of its outstanding indemnity cases. The amount of collateral required is determined each year and is provided to the carrier for outstanding indemnity claims not greater than 54 months old. The prior years’ levels of required collateral can be adjusted each year based upon the costs incurred and settlements reached on the outstanding indemnity cases.

Schuff’s contract arrangements with customers sometimes require Schuff to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. Schuff’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

Marine Services / GMSL

Factors or risks that could cause GMSL’s, and thus our Marine Services segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments the business operates in;

•	project implementation issues and possible subsequent overruns;

•	risks associated with operating outside of core competencies when moving into different market segments;

•	possible loss or severe damage to marine assets;

•	vessel equipment aging or reduced reliability;

•	risks associated with operating two joint ventures in China (China Telecom, Huawei);

•	risks related to foreign corrupt practices;

•	changes to the local laws and regulatory environment in different geographical regions;

•	loss of key senior employees;

•	difficulties attracting enough skilled technical personnel;

•	foreign exchange rate risk;

•	liquidity risk; and

•	potential for financial loss arising from the failure by customers to fulfil their obligations as and when these obligations fall due.

Utilities / ANG

Factors or risks that could cause ANG’s, and thus our Utilities segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	possibility that automobile and engine manufacturers will fail to produce a sufficient number of vehicles that use compressed natural gas (“CNG”) and the associated impact on demand for ANG’s products;

•	the modification or repeal of environmental regulations and programs that mandate the use of cleaner burning fuels, such as CNG;

•	intense competition in the industry in which the business operates;

•	failure to develop sufficient infrastructure to implement the widespread adoption of ANG’s products;

•	the possibility that safety or environmental hazards associated with natural gas fueling operations and vehicle conversions may occur; and

•	the possible adverse impact of increasing governmental regulations on ANG’s business.

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

Foreign Currency Exchange Rate Risk

Our primary market risk exposures relate to changes in foreign currency exchange rates.

Foreign currency can impact our financial results. During the three months ended September 30, 2014, approximately 10.1% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications and Marine Services segments, depending upon whether such businesses are operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

For the nine months September 30, 2014 as compared to the nine months ended September 30, 2013, the USD was weaker on average as compared to the GBP. As a result, the revenue of our subsidiaries whose local currency is GBP decreased 54.1% in their local currencies compared to the nine months ended September 30, 2013 and decreased 50.4% in USD.

Interest Rate Risk

The Company has interest rate risk with respect to its long-term debt and credit facilities discussed in Note 9—“Long-Term Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2014, we have a substantial amount of debt with variable rates based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

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

Changes in Internal Control.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 7—“Commitments and Contingencies—Litigation” to our consolidated financial statements included in HC2’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in HC2’s Form 10-Q filings for the quarterly periods ended March 31, 2014 and June 30, 2014 (collectively, the “Previous Reports”).

None of the legal proceedings described in our Previous Reports have experienced any material changes.

On November 6, 2014, a putative stockholder class action complaint challenging the buyout by the Company of the minority interest in Schuff International, Inc. (“Schuff International”) was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”). The Complaint alleges, among other things, that in connection with the buyout the individual members of the Schuff International board of directors and the Company, as the controlling stockholder of Schuff International, breached their fiduciary duties to members of the plaintiff class. The Complaint seeks a rescission of the buyout or rescissory and compensatory damages, as well as attorney’s fees and other relief. The Company believes that the allegations and claims set forth in the Complaint are without merit and intends to defend them vigorously. See “Risk Factors — Legal proceedings could affect the timing and increase the price we pay in our acquisition of Schuff.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014:

Risks Related to Our Businesses

We may not be able to fully utilize our net operating loss and other tax carryforwards.

Our ability to utilize our net operating loss (“NOL”) and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these tax assets could also be adversely affected if we were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three year period.

As of September 30, 2014, we had an estimated NOL carryforward in the amount of $195 million. This amount does not include 2014 activity. In the first quarter of 2014, substantial acquisitions of our common stock were reported by new beneficial owners on Schedule 13D filings made with the SEC. On May 29, 2014, we issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock in connection with the acquisition of Schuff. During the second quarter of 2014, we completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. Our annual Section 382 base limit following the ownership change is estimated to be $2.16 million per year. We also determined that we had a net unrealized built in gain at the time of the change. Pursuant to Section 382(h) of the Code, we are able to increase our Section 382 annual base limitation by an incremental limitation estimated to be a total of $7.1million in the first five years following the ownership change. On this basis the annual available NOL for the first five years is estimated to be $3.58 million, decreasing to $2.16 million for the subsequent 15 years.

We are subject to risks associated with our international operations.

We operate in international markets. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases or fear of such outbreaks;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•	potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;

•	labor strikes;

•	changes in general economic and political conditions;

•	adverse changes in foreign laws or regulatory requirements, including those with respect to flight operations and environmental protections; and

•	different liability standards and legal systems that may be less developed and less predictable than those in the United States.

If we are unable to adequately address these risks, we could lose our ability to operate in certain international markets and our business, financial condition or results of operations could be materially adversely affected.

The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could materially adversely affect our business, financial condition or results of operations.

We have compliance policies in place for our employees with respect to FCPA, OFAC and similar laws, but there can be no assurance that our employees, consultants or agents will not engage in conduct for which we may be held responsible. Violations of the FCPA, OFAC and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could materially adversely affect our business, financial condition or results of operations.

We may be required to expend substantial sums in order to bring Schuff and GMSL, or companies we acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

Prior to our acquisition of them, Schuff and GMSL were not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), which requires that Schuff and GMSL evaluate and report on their system of internal controls. We will need to evaluate and integrate the system of internal controls for Schuff and GMSL. We did not conduct a formal evaluation of Schuff and GMSL’s internal controls over financial reporting prior to our acquisition of those companies. If our finance and accounting staff or internal controls over financial reporting are inadequate, or if we discover any material weaknesses in internal control over financial reporting in companies we acquire, including Schuff and GMSL, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase its risk of material weaknesses in internal controls.

We face certain risks associated with the acquisition or disposition of businesses and lack of control over investments in associates.

In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. The negotiations associated with the acquisition and disposition of businesses could also disrupt our ongoing business, distract management and employees or increase our expenses.

In addition, we may not be able to integrate acquisitions successfully, including Schuff and GMSL, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the effect of any government regulations which relate to the business acquired;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

•	potential expenses under the labor, environmental and other laws of various jurisdictions.

We also own an interest in a number of entities, such as Novatel, where we do not exercise management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

Legal proceedings could affect the timing and increase the price we pay in our acquisition of Schuff.

A putative class action complaint (the “Complaint”) has been filed challenging the buyout by the Company of the minority interest in Schuff. The Complaint alleges, among other things, that in connection with the buyout the individual members of the Schuff International board of directors and the Company, as the controlling stockholder of Schuff International, breached their fiduciary duties to members of the plaintiff class. The Complaint seeks a rescission of the buyout or rescissory and compensatory damages, as well as attorney’s fees and other relief. Although the Company believes that the allegations and claims set forth in the Complaint are without merit and although it intends to defend such matters vigorously, the action described in the Complaint could result in the Company having to pay a higher price to purchase all of the equity interests in Schuff or it could delay or prevent the completion of our purchase of all of the outstanding shares of Schuff. In addition, in connection with the short form merger, pursuant to which the Company expects to acquire all of the Schuff shares that it does not already own, Schuff shareholders whose shares are purchased in connection with the short form merger will be entitled to exercise rights under Delaware law that could also affect the cost of our purchasing the remaining Schuff shares. We also understand from Schuff’s transfer agent that it has received a notice from the staff of the Enforcement Division of the Securities and Exchange Commission that it is conducting an informal investigation. In connection with the informal investigation, the staff has requested the transfer agent’s transaction journal for Schuff shares, ownership information regarding Schuff shares, materials concerning the tender offer that HC2 made for Schuff shares and materials concerning communications between the transfer agent and Schuff and between the transfer agent and HC2. Such investigation could have any number of outcomes and could delay or prevent the completion of our purchase of the remaining Schuff shares or increase the cost and expense of doing so.

Risks Related to Global Marine Systems Limited

GMSL may be unable to maintain or replace its vessels as they age.

As of September 30, 2014, the average age of the vessels operated by GMSL was approximately 21 years. The expense of maintaining, repairing and upgrading GMSL’s vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that GMSL will be able to maintain its fleet by extending the economic life of its existing vessels, or that its financial resources will be sufficient to enable it to make the expenditures necessary for these purposes. In addition, the supply of second-hand replacement vessels is relatively limited and the costs associated with acquiring a newly constructed vessel are high. In the event that GMSL was to lose the use of any of its vessels for a sustained period of time, its financial performance would be adversely affected.

The operation and leasing of seagoing vessels entails the possibility of marine disasters including damage or destruction of the vessels due to accident, the loss of a vessel due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage GMSL’s business reputation, which may in turn, lead to loss of business.

The operation of seagoing vessels entails certain inherent risks that may adversely affect GMSL’s business and reputation, including:

•	damage or destruction of a vessel due to marine disaster such as a collision or grounding;

•	the loss of a vessel due to piracy and terrorism;

•	cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure and bad weather;

•	environmental accidents as a result of the foregoing; and

•	business interruptions and delivery delays caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions.

Any of these circumstances or events could substantially increase GMSL’s operating costs, as for example, the cost of substituting or replacing a vessel, or lower its revenues by taking vessels out of operation permanently or for periods of time. The involvement of GMSL’s vessels in a disaster or delays in delivery or damages or loss of cargo may harm its reputation as a safe and reliable vessel operator and cause it to lose business.

GMSL’s operations are subject to complex laws and regulations, including environmental laws and regulations that result in substantial costs and other risks.

GMSL does significant business with clients in the oil and natural gas industry, which is extensively regulated by U.S. federal, state, tribal, and local authorities, and corresponding foreign governmental authorities. Legislation and regulations affecting the oil and natural gas industry are under constant review for amendment or expansion, raising the possibility of changes that may become more stringent and, as a result, may affect, among other things, the pricing or marketing of crude oil and natural gas production. Noncompliance with statutes and regulations and more vigorous enforcement of such statutes and regulations by regulatory agencies may lead to substantial administrative, civil, and criminal penalties, including the assessment of natural resource damages, the imposition of significant investigatory and remedial obligations, and may also result in the suspension or termination of our operations.

Litigation, enforcement actions, fines or penalties could adversely impact GMSL’s financial condition or results of operations and damage its reputation.

GMSL’s business is subject to various international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by GMSL’s employees or agents could damage its reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on GMSL’s financial condition or results of operations, if not mitigated by its insurance coverage.

As a result of any ship or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including GMSL. The time and attention of GMSL’s management may also be diverted in defending such claims, actions and investigations. GMSL may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines or civil or criminal penalties if such claims, actions or investigations are adversely determined and not covered by its insurance policies.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates between the US dollar, the Singapore dollar and the GBP have fluctuated in recent periods and may fluctuate substantially in the future. Accordingly, any material fluctuation of the exchange rate of the GBP against the US dollar and Singapore dollar could have a negative impact on GMSL’s results of operations and financial condition.

There are risks inherent in foreign operations and investments, such as adverse changes in currency values and foreign regulations.

The joint ventures in which GMSL has operating activities or interests that are located outside the United States are subject to certain risks related to the indirect ownership and development of, or investment in, foreign subsidiaries, including government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, U.S. taxes on the repatriation of funds to the United States, and other laws and regulations, any of which may have a material adverse effect on GMSL’s investments, financial condition, results of operations, or cash flows.

GMSL derives a significant amount of its revenues from sales to customers in non-U.S. or foreign countries, which pose additional risks including economic, political and other uncertainties.

Our non-U.S. or foreign sales are significant in relation to consolidated sales. GMSL believes that export sales will remain a significant percentage of its revenue. In addition, sales of its products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the FCPA or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the United States or other countries, could limit GMSL’s ability to do business in certain foreign countries. These factors could materially adversely affect GMSL’s results of operations and financial condition.

The loss of any member of GMSL’s senior management or key personnel may adversely affect its financial condition or results of operations.

GMSL depends, and will continue to depend in the foreseeable future, on the services of its executive management team and other key personnel. GMSL’s senior management consists of a relatively small number of individuals. These individuals possess sales, marketing, engineering and financial skills that are critical to the operation of GMSL’s business. The ability to retain officers and key senior employees is important to GMSL’s success and future growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on its business. GMSL’s success laying, repairing and maintaining subsea cables and the success of other activities integral to its operations depends, in part, on its ability to attract and retain experienced engineers and other technically proficient professionals. Competition for many of these professionals is intense. If GMSL cannot retain its technical personnel or attract additional experienced technical personnel and professionals, its ability to compete successfully could be harmed.

Risks Related to American Natural Gas

Automobile and engine manufacturers currently produce few originally manufactured natural gas vehicles and engines for the markets in which ANG participates, which may adversely impact the adoption of CNG as a vehicle fuel.

Limited availability of natural gas vehicles and engine sizes of such vehicles restricts their wide scale introduction and narrows the potential customer base. This, in turn, has a limiting effect on the results of operations. ANG expects upon a successful implementation of ANG’s business plan. Due to the limited supply of natural gas vehicles, ANG’s ability to promote certain of the services contemplated by ANG’s business plan may be restricted, even if there is demand.

ANG’s growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact ANG’s business.

ANG’s contemplated business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than ANG does, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a challenging economy. Further, the delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow the implementation of ANG’s business plan.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for ANG to implement its business plan based upon the public debate over the development of domestic natural gas resources or otherwise. Whether ANG will be able to implement its business plan will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles and acceptance of ANG’s services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG. Further, potential customers may not find ANG’s services acceptable.

ANG faces intense competition from oil and gas companies, retail fuel providers, refuse companies, industrial gas companies, natural gas utilities, and other organizations that have far greater resources and brand awareness than ANG has.

A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities, industrial gas companies, station owners and other organizations have entered or are planning to enter the natural gas fuels market. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than ANG has. Natural gas utilities continue to own and operate natural gas fueling stations. Utilities in Michigan, Illinois, New Jersey, North Carolina and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. ANG expects competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. ANG’s failure to compete successfully would adversely affect ANG’s business and financial results, even if ANG is successful in implementing its business plan.

The infrastructure to support gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle fuels.

Gasoline and diesel fueling stations and service infrastructure are widely available in the US. For natural gas vehicle fuels to achieve more widespread use in the US, they will require a promotional and educational effort and the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, as well as government and clean air groups, and ANG may face resistance from oil companies and other vehicle fuel companies.

Natural gas fueling operations and vehicle conversions entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas fueling operations and vehicle conversions entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. Additionally, CNG fuel tanks, if damaged or improperly maintained, may rupture and the contents of the tank may rapidly decompress and result in death or injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. ANG may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

A successful implementation of ANG’s business plan will subject ANG to a variety of governmental regulations that may restrict ANG’s business and may result in costs and penalties.

A successful implementation of ANG’s business plan will subject us to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of remedial requirements. From time to time, as part of the regular overall evaluation of ANG’s operations, including newly acquired operations, ANG may be subject to compliance audits by regulatory authorities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2014.

HC2 HOLDINGS, INC.

Date: November 10, 2014	By:	/s/ MESFIN DEMISE
Mesfin Demise Chief Financial Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Sale and Purchase Agreement, dated September 22, 2014, by and between Global Marine Holdings, LLC and the Sellers party thereto (incorporated by reference to Exhibit 2.1 to HC2 Holdings, Inc.’s (“HC2”) Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

3.1	Second Amended and Restated Certificate of Incorporation of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Certificate of Ownership of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

4.1	Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

4.2	Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

4.3	Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.2 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.1^	Employment Agreement, dated September 9, 2014, by and between HC2 and Andrea Mancuso (filed herewith)

10.2^	Employment Agreement, dated September 11, 2014, by and between HC2 and Mesfin Demise (filed herewith)

10.3	Securities Purchase Agreement, dated as of September 22, 2014, by and among HC2 and affiliates of DG Capital Management, LLC and Luxor Capital Partners, LP (incorporated by reference to Exhibit 10.3 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.4	Amended and Restated Registration Rights Agreement, dated as of September 22, 2014, by and among HC2 and the investors named therein (incorporated by reference to Exhibit 10.4 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.5	Credit Agreement, dated as of September 22, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.6	Pledge and Security Agreement, dated as of September 22, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, and Jefferies Finance LLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.2 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

Exhibit Number	Description

10.7	Fourth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 26, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.8	Secured Loan Agreement, dated as of January 20, 2014, by and among Global Marine Systems (Vessels) Limited, as Borrower, Global Marine Systems Limited, as Guarantor, and DVB Bank SE Nordic Branch, as Lender (filed herewith).

10.9.1	Supplemental Charter Agreement, dated as of March 21, 2012, by and among Global Marine Systems Limited, as Charterer, and International Cableship PTE LTD, as Owner (filed herewith).

10.9.2	Bareboat Charter, dated as of September 24, 1992, between International Cableship Pte Ltd and Global Marine Systems Limited (as successor-in-interest to Cable & Wireless (Marine) Ltd) (filed herewith).

10.10.1	Deed of Covenant, dated as of March 14, 2006, by and among Global Marine Systems Limited, as Mortgagee, and DYVI Cable Ship, as Mortgagor (filed herewith).

10.10.2	Bareboat Charter, dated as of March 14, 2006, between DYVI Cable Ship AS and Global Marine Systems Limited (filed herewith).

10.10.3	Mortgage, dated as of March 14, 2006, of DYVI Cable Ship AS, as mortgagor, in favor of Global Marine Systems Limited, as mortgagee (filed herewith).

10.11	Consent and Waiver to Credit Agreement, dated as of October 22, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (filed herewith).

10.12	Amendment to Credit Agreement, dated as of October 26, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (filed herewith).

10.13	Amendment No. 2 to Credit Agreement, dated as of October 31, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (filed herewith).

10.14	Consent and Waiver, dated as of October 9, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (filed herewith).

10.15	Consent, Waiver and Amendment, dated as of September 22, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (filed herewith).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

Exhibit Number	Description

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) Unaudited Condensed Consolidated Statements of Permanent Equity for the nine months ended September 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^	Indicates management contract or compensatory plan or arrangement.