Form 10-Q
period 2015-03-31
HC2 Holdings, Inc.
filed 2015-05-11
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

HC2 HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 325, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, $0.001 par value	25,487,023

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Services revenue	$73,718	$43,354
Sales revenue	128,090	—
Net revenue	201,808	43,354
Operating expenses:
Cost of revenue - services	61,920	41,107
Cost of revenue - sales	110,536	—
Selling, general and administrative	23,053	6,204
Depreciation and amortization	5,006	210
(Gain) loss on sale or disposal of assets	473	(80)
Total operating expenses	200,988	47,441
Income/(loss) from operations	820	(4,087)
Interest expense	(8,608)	(1)
Amortization of debt discount	(92)	—
Interest income and other expense, net	193	(49)
Foreign currency transaction loss	(771)	(34)
Loss from continuing operations before income taxes and loss from equity investees	(8,458)	(4,171)
Loss from equity investees	(2,688)	—
Income tax benefit (expense)	5,833	(9)
Loss from continuing operations	(5,313)	(4,180)
Gain/(loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss	(5,322)	(4,947)
Less: Net loss attributable to noncontrolling interest	261	—
Net loss attributable to HC2 Holdings, Inc.	(5,061)	(4,947)
Less: Preferred stock dividends and accretion	1,088	—
Net loss attributable to common stock and participating preferred stockholders	$(6,149)	$(4,947)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.29)
Loss from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.25)	$(0.34)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.29)
Loss from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.25)	$(0.34)
Weighted average common shares outstanding:
Basic	24,146	14,631
Diluted	24,146	14,631

Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(6,140)	$(4,180)
Gain/(loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss attributable to HC2 Holdings, Inc.	$(6,149)	$(4,947)

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(5,322)	$(4,947)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,361)	(374)
Unrealized gain on available-for-sale securities, net of tax	(762)	—
Less: Comprehensive (income) loss attributable to the noncontrolling interest	261	—
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(10,184)	$(5,321)

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$128,872	$107,978
Short-term investments	11,768	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $2,675 and $2,760 at March 31, 2015 and December 31, 2014, respectively)	195,878	151,558
Costs and recognized earnings in excess of billings on uncompleted contracts	24,656	28,098
Deferred tax asset - current	1,701	1,701
Inventories	17,062	14,975
Prepaid expenses and other current assets	29,337	22,455
Assets held for sale	11,485	3,865
Total current assets	420,759	335,497
Restricted cash	7,063	6,467
Long-term investments	58,827	48,674
Property, plant and equipment, net	224,815	239,851
Goodwill	27,990	27,990
Other intangible assets, net	30,067	31,144
Deferred tax asset - long-term	15,198	15,811
Other assets	18,334	18,614
Total assets	$803,053	$724,048
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$61,888	$79,794
Accrued interconnection costs	19,507	9,717
Accrued payroll and employee benefits	22,883	20,023
Accrued expenses and other current liabilities	40,183	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	31,848	41,959
Accrued income taxes	—	512
Accrued interest	12,043	3,125
Current portion of long-term debt	38,811	10,444
Current portion of pension liability	5,697	5,966
Total current liabilities	232,860	205,582
Long-term debt	376,549	332,927
Pension liability	28,384	31,244
Other liabilities	8,002	1,617
Total liabilities	645,795	571,370
Commitments and contingencies (See Note 10)
Temporary equity (See Note 12)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; Series A-1 - 10,500 and 11,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	53,444	39,845
Stockholders’ equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,400,886 and 23,844,711 shares issued and 25,369,260 and 23,813,085 shares outstanding at March 31, 2015 and December 31, 2014, respectively	25	24
Additional paid-in capital	148,762	147,081
Accumulated deficit	(46,941)	(41,880)
Treasury stock, at cost – 31,626 shares at March 31, 2015 and December 31, 2014, respectively	(378)	(378)
Accumulated other comprehensive loss	(20,301)	(15,178)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	81,167	89,669
Noncontrolling interest	22,647	23,164
Total stockholders' equity	103,814	112,833
Total liabilities, temporary equity and stockholders' equity	$803,053	$724,048

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

							Accumulated
				Additional			Other	Non-
		Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	controlling
	Total	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interest
Balance as of December 31, 2014	$112,833	23,813	$24	$147,081	$(378)	$(41,880)	$(15,178)	$23,164
Share-based compensation expense	2,235	—	—	2,235	—	—	—	—
Preferred stock dividend and accretion	(1,088)	—	—	(1,088)	—	—	—	—
Issuance of common stock	—	2	—	—	—	—	—	—
Issuance of restricted stock	1	1,436	1	—	—	—	—	—
Conversion of preferred stock to common stock	500	118	—	500	—	—	—	—
Acquisition of noncontrolling interest	(222)	—	—	—	—	—	—	(222)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	34	—	—	—	(34)
Net loss	(5,322)	—	—	—	—	(5,061)	—	(261)
Foreign currency translation adjustment	(4,361)	—	—	—	—	—	(4,361)	—
Unrealized gain on available-for-sale securities, net of tax	(762)	—	—	—	—	—	(762)	—
Balance as of March 31, 2015	$103,814	25,369	$25	$148,762	$(378)	$(46,941)	$(20,301)	$22,647

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5,322)	$(4,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	95	107
Share-based compensation expense	2,235	238
Depreciation and amortization	6,881	210
Amortization of deferred financing costs	329	—
(Gain) loss on sale or disposal of assets	473	704
(Gain) loss on sale of investments	(164)	—
Equity investment (income)/loss	2,688	—
Amortization of debt discount	92	—
Deferred income taxes	(387)	1
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	172	(34)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(45,764)	2,767
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	3,468	—
(Increase) decrease in inventories	(2,355)	—
(Increase) decrease in prepaid expenses and other current assets	(1,492)	6,662
(Increase) decrease in other assets	(2,122)	798
Increase (decrease) in accounts payable	(18,908)	(1,795)
Increase (decrease) in accrued interconnection costs	10,111	(1,181)
Increase (decrease) in accrued payroll and employee benefits	3,723	(846)
Increase (decrease) in accrued expenses and other current liabilities	5,995	279
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(10,116)	—
Increase (decrease) in accrued income taxes	(6,238)	(4)
Increase (decrease) in accrued interest	8,918	—
Increase (decrease) in other liabilities	(146)	(856)
Increase (decrease) in pension liability	(1,125)	—
Net cash provided by (used in) operating activities	(48,959)	2,103
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,124)	(89)
Sale of property and equipment and other assets	998	80
Purchase of equity investments	(8,644)	—
Sale of equity investments	1,026	—
Purchase of available-for-sale securities	(6,664)	—
Investment in debt securities	(3,250)	—
Purchase of noncontrolling interest	(222)	—
(Increase) decrease in restricted cash	(893)	—
Net cash used in investing activities	(20,773)	(9)
Cash flows from financing activities:
Proceeds from long-term obligations	181,303	—
Principal payments on long-term obligations	(103,690)	—
Payment of deferred financing costs	(1,136)	—
Proceeds from sale of preferred stock, net	14,032	—
Proceeds from the exercise of warrants and stock options	—	2,891
Payment of dividend equivalents	—	(550)
Net cash provided by (used) in financing activities	90,509	2,341
Effects of exchange rate changes on cash and cash equivalents	117	(391)
Net change in cash and cash equivalents	20,894	4,044
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$128,872	$13,041

Supplemental cash flow information:
Cash paid for interest	$1,287	$969
Cash paid for taxes	$112	$22
Preferred stock dividends and accretion	$1,088	$—
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—
Property, plant and equipment included in accounts payable	$1,632	$—
Conversion of preferred stock to common stock	$500	$—

See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

On May 29, 2014, HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”) completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company, and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. The aggregate consideration for the shares of Schuff acquired was approximately $85 million, which was funded using the net proceeds from (i) the issuance of $30 million of Series A Convertible Participating Preferred Stock of HC2 (the “Series A Preferred Stock”) and $6 million of common stock of HC2, and (ii) the entry into a senior secured credit facility providing for an eighteen month, floating interest rate term loan of $80 million (the “May Credit Facility”), each of which was also completed on May 29, 2014. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. During the fourth quarter of 2014, the final results of a tender offer for all outstanding shares of Schuff were announced and various open-market purchases were made, which resulted in the acquisition of 809,043 shares and an increase in our ownership interest to 91%. We intend to execute a short-form merger, which will increase our ownership of Schuff shares to 100%.

Schuff and its wholly-owned subsidiaries primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona and operations in Arizona, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. Schuff has a 49% interest in Schuff Hopsa Engineering, Inc. (“SHE”), a Panamanian joint venture with Empresas Hopsa, S.A., that provides steel fabrication services. Schuff controls the operations of SHE, as provided in the operating agreement. Therefore, the assets, liabilities, revenues and expenses of SHE are included in the condensed consolidated financial statements of Schuff. Empresas Hopsa, S.A.’s 51% interest in SHE is presented as a noncontrolling interest component of total stockholders’ equity.

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

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited (“Bridgehouse”), the parent holding company of Global Marine Systems Limited (“GMSL”). The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness, and was funded using a portion of the net proceeds from (i) the issuance of $11 million of Series A-1 Convertible Participating Preferred Stock of HC2 (the “Series A-1 Preferred Stock”) and (ii) a senior secured credit facility providing for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”), each of which was also completed on September 22, 2014. With a portion of the proceeds from the September Credit Facility, the Company paid off its May Credit Facility and its senior unsecured credit facility consisting of a term loan of $17 million entered into on September 8, 2014 (the “Novatel Acquisition Term Loan”) for the purpose of acquiring an ownership interest in Novatel Wireless, Inc. The September Credit Facility was subsequently repaid using the proceeds from HC2’s issuance of its Existing Notes discussed below under Note 8—“Long-Term Obligations”. GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest as of March 31, 2015 at approximately 97%.

In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”) from our International Carrier Services (“ICS”) business unit.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

In our Life Sciences segment, we operate Pansend, LLC (“Pansend”), which has an 80% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a “GemDerm Aesthetics, Inc.”), which develops skin lightening technology.

Additionally, in 2014 we acquired a 100% ownership interest in DMi, Inc. (“DMi”), which owns licenses to create and distribute NASCAR® video games.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of HC2 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of March 31, 2015, the Company has a 97% interest in GMSL, a 91% interest in Schuff, a 51% interest in ANG and a 100% interest in DMi. Through its subsidiary, Pansend, the Company has an 80% interest in Genovel Orthopedics, Inc. and a 61% interest in R2 Dermatology (f/k/a “GemDerm Aesthetics, Inc.”). The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the first quarter of 2015 ended on March 29, 2015.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Short-term Investments—The current investments are classified as available-for-sale securities and the change in value is recognized within accumulated other comprehensive income (loss).

Long-term Investments —Investments in non-wholly-owned companies are generally consolidated if the Company’s interest exceeds 50% or if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, or accounted for under the equity method of accounting when the Company exercises significant influence over the venture.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Revenue and Cost Recognition

GMSL—GMSL generates revenue by providing maintenance services for subsea telecommunications cabling. GMSL also generates revenue from the design and installation of subsea cables under contracts. GMSL also provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore oil and gas platforms and installs inter-array power cables for use in offshore wind farms and in the offshore wind market.

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

Schuff —Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At March 31, 2015, Schuff had $66.9 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the unapproved change orders at March 31, 2015 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Reclassification —Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items.

Newly Adopted Accounting Principles

In April 2014, an update was issued to the Presentation of Financial Statements Topic No. 205 and Property, Plant and Equipment Topic No. 360, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations. The ASU revises the definition of a discontinued operation and expands the disclosure requirements. Entities should not apply the amendments to a component of an entity that is classified as held for sale before the effective date even if it is disposed of after the effective date. That is, the ASU must be adopted prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in the financial statements. On January 1, 2015, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Contract receivables:
Contracts in progress	$134,457	$105,071
Unbilled retentions	35,213	32,850
Trade receivables	28,667	16,202
Other receivables	216	195
Allowance for doubtful accounts	(2,675)	(2,760)
	$195,878	$151,558

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	March 31,	December 31,
	2015	2014
Costs incurred on contracts in progress	$576,733	$531,129
Estimated earnings	79,192	73,540
	655,925	604,669
Less progress billings	663,117	618,530
	$(7,192)	$(13,861)
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	24,656	28,098
Billings in excess of costs and recognized earnings on uncompleted contracts	(31,848)	(41,959)
	$(7,192)	$(13,861)

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$14,908	$12,956
Work in process	1,918	1,779
Finished goods	236	240
	$17,062	$14,975

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	Preliminary Estimated Useful Lives	Preliminary Estimated Value May 29, 2014
Trade names	15 years	$4,478
Total intangible assets		$4,478

ASC 810 requires that transactions that result in an increase in ownership of a subsidiary be accounted for as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the controlling interest’s decreased ownership interest in the subsidiary’s net assets and any difference between the consideration paid by the parent to a noncontrolling interest holder (or contributed by the parent to the net assets of the subsidiary) and the adjustment to the carrying amount of the noncontrolling interest in the subsidiary is recognized directly in equity attributable to the controlling interest. Due to the increase of the Company’s ownership to 91% from the acquisition date through December 31, 2014, the Company recorded an adjustment of Schuff’s noncontrolling interest by $3.4 million and recorded as excess book value over fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. In the three months ended March 31, 2015, the Company acquired an additional 6,800 shares of Schuff that resulted in less than $0.1 million of excess book value over fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. The ownership interest of 91% did not change.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisitions had occurred on January 1, 2014. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands):

Three Months Ended
March 31, 2014
Net revenue	$193,632
Net income (loss) from continuing operations	7,725
Net income (loss) from discontinued operations	5
Gain (loss) from sale of discontinued operations	(784)
Net income (loss) attributable to HC2 Holdings, Inc.	$6,946

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded revenue of $126.9 million and net income of $3.2 million from Schuff for the three months ended March 31, 2015. The Company recorded revenue of $1.2 million and net loss of $0.1 million from ANG for the three months ended March 31, 2015. The Company recorded revenue of $27.0 million and net income of $1.6 million from GMSL for the three months ended March 31, 2015.

6. INVESTMENTS

As of March 31, 2015, the Company had both current and long-term investments. The current investments are classified as available-for-sale securities and the change in value is recognized within accumulated other comprehensive income (loss). The fair market value is determined using quoted market prices (a Level 1 approach). The long-term investments are comprised of two types of investments; those accounted for under the equity method of accounting and investments in debt securities.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The long-term investments accounted for under the equity method and cost method of accounting are as follows (in thousands):

Company	Investment	March 31, 2015	December 31, 2014
Equity Method
Global Cable Technology Ltd.	Stock	$—	$49
SB Submarine Systems Co., Ltd.	Stock	15,731	12,882
International Cableship Pte., Ltd.	Stock	2,393	2,111
Sembawang Cable Depot Ptd., Ltd.	Stock	874	808
Huawei Marine Systems Co., Ltd.	Stock	8,090	10,087
Visser Smit Global Marine Partnership	Stock	414	464
Novatel Wireless, Inc.	11,473,799 shares and 1,593,583 warrants	19,368	13,419
Kaneland, LLC	Stock	1,120	1,151
NerVve Technologies, Inc.	885,286 shares of Series A-1 Preferred Stock	5,538	5,538
Benevir Biopharm, Inc.	2,000 shares of Series A-1 Preferred Stock	1,799	1,915
Cost Method
DTV America Corporation	Convertible Debt	3,000	—
mParticle	Convertible Debt	500	250
		$58,827	$48,674

2015 Activity

Novatel Wireless, Inc. (“Novatel”)

•	In February 2015, the Company sold 586,095 shares of common stock and 293,047 warrants for $1.0 million which resulted in a gain of $0.2 million.

•	In March 2015, the Company exercised its warrants which converted into 3,824,600 shares of common stock for $8.6 million and also received a new warrant to purchase 1,593,583 shares of common stock at $5.50 per share.

•	The Company’s ownership increased to approximately 23% of Novatel’s common stock.

•	A basis difference, net of tax for the additional investment in March 2015 of $5.6 million consists of a trade name of $0.6 million (being amortized over 15 years), a technology and customer intangible of $0.8 million (being amortized over 7 years) and goodwill of $4.2 million.

DTV America Corporation (“DTV”)

•	During the three months ended March 31, 2015, the Company purchased $3.0 million of convertible debt.

During the three months ended March 31, 2015, the Company recorded $2.7 million of equity in net loss from these investments.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2015 are as follows (in thousands):

	Schuff	ICS	Total
Balance as of December 31, 2014	$24,612	$3,378	$27,990
Effect of change in foreign currency exchange rates	—	—	—
Acquisition of business	—	—	—
Balance as of March 31, 2015	$24,612	$3,378	$27,990

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	(49)	—	—	—	—	(49)
Amortization	(75)	(86)	(158)	—	—	—	(319)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015	$4,229	$862	$5,879	$—	$—	$—	$10,970

Customer relationships
Balance as of December 31, 2014	$—	$7,333	$4,881	$—	$—	$—	$12,214
Effect of change in foreign currency exchange rates	—	(321)	—	—	—	—	(321)
Amortization	—	(119)	(106)	—	—	—	(225)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015	$—	$6,893	$4,775	$—	$—	$—	$11,668

Developed technology
Balance as of December 31, 2014	$—	$1,456	$—	$—	$—	$—	$1,456
Effect of change in foreign currency exchange rates	—	(70)	—	—	—	—	(70)
Amortization	—	(93)	—	—	—	—	(93)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015	$—	$1,293	$—	$—	$—	$—	$1,293

Other
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Amortization	—	—	—	—	—	—	—
Acquisition of business/development	—	—	—	—	—	—	—
Balance as of March 31, 2015	$—	$—	$—	$114	$6,000	$22	$6,136

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,786	$10,918	$114	$6,000	$22	$31,144
Effect of change in foreign currency exchange rates	—	(440)	—	—	—	—	(440)
Amortization	(75)	(298)	(264)	—	—	—	(637)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015	$4,229	$9,048	$10,654	$114	$6,000	$22	$30,067

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

8. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Senior Secured Notes collaterized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$300,000	$250,000
Note payable collaterized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	15,692	16,732
Note payable collaterized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	4,479	4,635
Note payable collaterized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	12,352	8,333
Line of credit collaterized by Schuff's assets, with interest payable monthly at LIBOR plus 3%	27,391	—
Note payable collaterized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	773	810
Obligations under capital leases	56,648	65,176
Other	28	30
Subtotal	417,363	345,716
Original issue discount on Senior Secured Notes	(2,003)	(2,345)
Subtotal	415,360	343,371
Less: Current portion of long-term obligations	(38,811)	(10,444)
Total long-term obligations	$376,549	$332,927

Aggregate debt maturities are as follows (in thousands):

2015	$36,054
2016	11,771
2017	12,043
2018	15,107
2019	313,142
Thereafter	29,246
$417,363

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Aggregate maturities for the capital leases are as follows (in thousands):

2015	$5,137
2016	6,843
2017	6,834
2018	10,479
2019	10,478
Thereafter	31,813
Total minimum principal & interest payments	71,584
Less: Amount representing interest	(14,936)
Total capital lease obligations	$56,648

The interest rates on the capital leases range from approximately 4% to 10.4%.

11% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “Existing Notes”). The Existing Notes were issued at 99.05% of par, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the Existing Notes were used to pay off the September Credit Facility entered into in connection with the GMSL acquisition. On March 26, 2015, the Company issued $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “New Notes” and together with the Existing Notes, the “11% Notes). The New Notes were issued at 100.5% of par, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. The 11% Notes were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11% Notes Indenture”).

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

Collateral. The 11% Notes and the guarantees thereof will be collateralized on a first-priority basis by substantially all of HC2’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the 11% Notes Indenture). The 11% Notes Indenture permits the Company, under specified circumstances, to incur additional debt in the future that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the 11% Notes Indenture.

Certain Covenants. The 11% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of March 31, 2015, HC2 was in compliance with these covenants.

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

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Terminated HC2 Credit Facilities

In 2014, HC2 entered into (i) the May Credit Facility to finance a portion of the acquisition of Schuff, (ii) the Novatel Acquisition Term Loan to finance the acquisition of Novatel and (iii) the September Credit Facility to finance a portion of the acquisition of GMSL. HC2 used a portion of the proceeds from the September Credit Facility to repay the May Credit Facility and the Novatel Acquisition Term Loan. HC2 used the net proceeds from the issuance of the Existing Notes to repay the September Credit Facility.

Prior to the payoff of the May Credit Facility, the Company made partial principal payments according to covenants within the agreement that required that portions of escrows received and proceeds from the exercise of warrants be used to pay down the May Credit Facility. In connection with those partial prepayments, the Company wrote off $0.1 million of deferred financing costs and $0.2 million of original issue discount in the second quarter of 2014 to amortization of debt discount. In connection with those partial prepayments, the Company wrote off $0.1 million of deferred financing costs and $1.9 million of original issue discount in the third quarter of 2014 to loss on early extinguishment or restructuring of debt. In connection with the payoff of the remaining balance of the May Credit Facility, the Company incurred $0.9 million of prepayment premiums and wrote off $0.3 million of deferred financing costs and $2.5 million of original issue discount in the third quarter of 2014 to loss on early extinguishment or restructuring of debt. In connection with the payoff of the Novatel Acquisition Term Loan, the Company wrote off $0.4 million of deferred financing costs and $0.8 million of original issue discount in the third quarter of 2014 to loss on early extinguishment or restructuring of debt. In connection with the payoff of the September Credit Facility, the Company wrote off $0.5 million of deferred financing costs and $4.5 million of original issue discount, which is net of a credit for previous paid funding fees of $2.3 million during the fourth quarter of 2014 to loss on early extinguishment or restructuring of debt.

Schuff Credit Facilities

Schuff has a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to Schuff. On October 21, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo allowed for the issuance of a note payable up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”). At March 31, 2015 and December 31, 2014, Schuff had borrowed $12.4 million and $8.3, respectively, under the Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital). The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

On May 6, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). At March 31, 2015 and December 31, 2014, Schuff had borrowed $4.5 million and $4.6 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

The Schuff Facility has a floating interest rate of LIBOR plus 3.00% (3.27% at March 31, 2015) and requires monthly interest payments. As of March 31, 2015 and December 31, 2014, Schuff had $27.4 million and $0, respectively, outstanding under the Schuff Facility. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At March 31, 2015, the Company was in compliance with these covenants.

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

There was $3.9 million in outstanding letters of credit issued and $18.7 million available under the Schuff Facility at March 31, 2015. At March 31, 2015, Schuff had no borrowings and no outstanding letters of credit issued under its International LOC. There was $2.5 million available under Schuff’s International LOC at March 31, 2015.

GMSL Credit Facility

GMSL established a term loan with DVB Bank in January 2014 (the “GMSL Facility”). This GMSL facility has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of March 31, 2015 and December 31, 2014, $15.7 million and $16.7 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At March 31, 2015, GMSL was in compliance with these covenants.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a 5 year term and bears interest at the rate of 5.5%. As of both March 31, 2015 and December 31, 2014, $0.8 million remained outstanding under this term loan.

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

As of March 31, 2015 and December 31, 2014, $56.6 million and $65.2 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

9. INCOME TAXES

Income Tax Benefit

Income tax benefit was $5.8 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The March 31, 2014 provision was under a full valuation allowance.

NOL Limitation

As of March 31, 2015, the Company had an estimated NOL carryforward in the amount of $60.1 million. This amount does not include 2015 activity. In the first quarter of 2014, substantial acquisitions of HC2 stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.2 million per year.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. The amount of unrecognized tax benefits may change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Examinations

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise.  Tax years 2002 - 2014 remain open for examination.

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases as of March 31, 2015 are as follows (in thousands):

Operating
Year Ending December 31,	Leases
2015 (as of March 31, 2015)	$3,016
2016	3,804
2017	3,142
2018	2,356
2019	1,869
Thereafter	10,698
Total long-term obligations	$24,885

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $1.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The rent expense for the three months ended March 31, 2014 includes costs associated with the terminations of facilities leases.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company.  The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

11. SHARE-BASED COMPENSATION

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to HC2’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of March 31, 2015, there were 469,871 shares of HC2 common stock underlying outstanding awards under the Prior Plan.

The Compensation Committee (the “Committee”) of the Board of Directors of HC2 administers HC2’s Omnibus Plan and the Prior Plan and has broad authority to administer, construe and interpret the plans.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

There were 691,205 and 8,521 options granted during the three months ended March 31, 2015 and 2014, respectively. Of the 691,205 options granted during the three months ended March 31, 2015, 169,697 of such options were granted to Philip Falcone, pursuant to anti-dilution provisions of a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of HC2, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2015 was $3.16 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2015	2014
Expected option life	5.25 years	6 years
Risk-free interest rate	1.49 - 1.68%	2.62 - 2.73%
Expected volatility	36.29- 39.58%	37.20%
Dividend yield	0%	0%

Total share-based compensation expense recognized by the Company during the three months ended March 31, 2015 and 2014 was $2.2 million and $0.2 million, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity during the three months ended March 31, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested – December 31, 2014	338,702	$4.26
Granted	1,436,281	$9.00
Vested	(876,014)	$8.99
Forfeitures	—	$—
Unvested – March 31, 2015	898,969	$7.23

As of March 31, 2015, the unvested restricted stock represented $5.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of shares of unvested restricted stock expected to vest is 898,969.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Stock Options

A summary of HC2’s stock option activity during the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding – December 31, 2014	3,573,141	$4.27
Granted	691,205	$8.82
Exercised	—	$—
Forfeitures	(4,335)	$2.79
Outstanding – March 31, 2015	4,260,011	$5.01
Eligible for exercise	1,576,470	$5.16

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options (in thousands):

		Weighted
		Average
	Intrinsic	Remaining
	Value	Life in Years
Options outstanding – March 31, 2015	$26,781	9.4
Options exercisable – March 31, 2015	$9,649	9.3

During the three months ended March 31, 2015, the intrinsic value of the exercised options was $0. As of March 31, 2015, the Company had 2,683,541 unvested stock options outstanding of which $3.1 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.2 years. The number of unvested stock options expected to vest is 2,683,541 shares, with a weighted average remaining life of 9.4 years, a weighted average exercise price of $5.01, and an intrinsic value of $26.8 million.

12. EQUITY

As of March 31, 2015 and December 31, 2014, there were 25,369,260 and 23,813,085 shares of common stock outstanding, respectively. As of March 31, 2015 and December 31, 2014, there were 54,500 and 41,000 shares of Preferred Stock outstanding, respectively.

Preferred and Common Stock

On May 29, 2014, HC2 issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, HC2 issued 11,000 shares of Series A-1 Preferred Stock. Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. In connection with the issuance of the Series A-1 Preferred Stock, HC2 amended the certificate of designation governing the Series A Preferred Stock on September 22, 2014, which changed the applicable conversion price from $4.25 to $4.00, reflected the issuance of the Series A-1 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock to those of the Series A-1 Preferred Stock. On January 5, 2015, HC2 issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of HC2 (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $8.25. In connection with the issuance of the Series A-2 Preferred Stock, HC2 amended the certificates of designation governing the Series A Preferred Stock and Series A-1 Preferred Stock on January 5, 2015, which reflected the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

In the three months ended March 31, 2015, 500 shares of Series A-1 Preferred Stock were converted into 117,763 shares of common stock at the option of the holder.

Dividends

During 2015, HC2’s Board of Directors declared cash dividends with respect to HC2’s issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2015
Holders of Record Date	March 31, 2015
Payment/Accrual Date	April 15, 2015
Total Dividend	$1,021

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The Company’s investments in available-for-sale securities, recorded at fair value using quoted market prices (a Level 1 approach), as of March 31, 2015 was $11.8 million. The estimated aggregate fair value of the Company’s debt, based on significant other observable inputs (a Level 2 approach) approximated $419.0 million at March 31, 2015.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

14. RELATED PARTIES

GMSL has investments in various entities for which it exercises significant influence. Summary of transactions with such entities during the three months ended March 31, 2015 and balances outstanding at March 31, 2015 is as follows (in thousands):

Three Months Ended
March 31, 2015
Revenue	$5,688
Operating costs	970
Capital lease interest	411
Dividends received	—

March 31,
2015
Accounts receivable	$3,473
Obligations under capital leases	40,375
Trade creditors	—

15. OPERATING SEGMENT AND RELATED INFORMATION

The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has six reportable operating segments based on management’s organization of the enterprise—Telecommunications, Life Sciences, Manufacturing, Marine Services, Utilities and Other. The Company also has a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Revenue by Geographic Region
United States	$147,135	$25,280
United Kingdom	50,995	18,074
Other	3,678	—
Total	$201,808	$43,354
Net Revenue by Segment
Telecommunications	$46,717	$43,354
Manufacturing	126,866	—
Utilities	1,224	—
Marine Services	27,001	—
Total	$201,808	$43,354
Income (Loss) from Operations
Telecommunications	(207)	333
Life Sciences	(1,235)	—
Manufacturing	6,179	—
Utilities	(216)	—
Marine Services	3,765	—
Other	(241)	—
Corporate	(7,225)	(4,420)
Total	$820	$(4,087)
Capital Expenditures
Telecommunications	$(11)	$(67)
Manufacturing	(1,157)	—
Utilities	(389)	—
Marine Services	(1,567)	—
Corporate	—	(22)
Total	$(3,124)	$(89)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	March 31,	December 31,
	2015	2014
Long-term investments
Life Sciences	$1,799	$1,916
Marine Services	27,502	26,401
Corporate	29,526	20,357
Total	$58,827	$48,674

	March 31,	December 31,
	2015	2014
Property, Plant and Equipment – Net
United States	$79,036	$87,091
United Kingdom	140,462	147,323
Other	5,317	5,437
Total	$224,815	$239,851

	March 31,	December 31,
	2015	2014
Total Assets
Telecommunications	$42,457	$24,501
Life Sciences	10,235	11,007
Manufacturing	289,892	281,067
Utilities	24,481	25,391
Marine Services	275,582	283,948
Other (1)	6,610	6,369
Corporate	153,796	91,765
Total	$803,053	$724,048

(1) Other also includes property, plant and equipment—net and total assets related to discontinued operations.

16. BACKLOG

Schuff’s backlog was $306.1 million ($253.3 million under contracts or purchase orders and $52.8 million under letters of intent) at March 31, 2015. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $172.4 million, representing 56.3% of Schuff’s backlog at March 31, 2015, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

17. DISCONTINUED OPERATIONS

On July 31, 2013, the Company completed the sale of Lingo, Inc., iPrimus, USA, Inc., 3620212 Canada Inc., Primus Telecommunications Canada, Telesonic Communications Inc., and Globility Communications Corporation to affiliates of York Capital Management, an investment firm (together “York”), for $129 million. The sale of Primus Telecommunications, Inc. (“PTI”) was also contemplated as part of this transaction but was deferred pending receipt of regulatory approval of such sale. The closing of the sale of PTI, which constituted the remainder of our North America Telecom segment, was completed on July 31, 2014 upon receipt of the necessary regulatory approval. The Company recorded a $13.8 million gain from the sale of this segment during the year ended December 31, 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. The Company received $126.0 million, net of $15.25 million held in escrow as part of the initial closing, with an additional $3.0 million held in escrow and paid upon closing of the sale of PTI.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement, which amount was released to the Company in October 2014. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to York upon completion of such adjustments in February 2014. The $0.8 million was recorded as an adjustment to the gain that was recorded in 2013, which resulted in a net gain from this transaction of $13.0 million. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets, of which $0.4 million is reserved.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue	$—	$3,278
Operating expenses	19	3,229
Income from operations	(19)	49
Interest income and other income (expense)	4	(26)
Loss before income tax	(15)	23
Income tax benefit (expense)	6	(6)
Income from discontinued operations	$(9)	$17

18. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the three months ended March 31, 2015 and 2014 due to the results of operations being a loss from continuing operations, net of tax. For the three months ended March 31, 2015 and 2014, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

Three months ended March 31, 2015

•	1.8 million shares issuable upon exercise of stock options and vesting of RSUs under the Prior Plan and Omnibus Plan.

Three months ended March 31, 2014

•	0.3 million shares issuable upon exercise of stock options and vesting of RSUs under the Prior Plan; and

•	18.6 million shares issuable upon exercise of Warrants.

HC2 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below
(in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Loss from continuing operations attributable to HC2 Holdings, Inc.	(6,140)	(4,180)
Income (loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss - basic	$(6,149)	$(4,947)
Net loss - diluted	$(6,149)	$(4,947)
Weighted average common shares outstanding-basic	24,146	14,631
Weighted average common shares outstanding-diluted	24,146	14,631
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.29)
Income (loss) from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Loss attributable to HC2 Holdings, Inc.	$(0.25)	$(0.34)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.29)
Income (loss) from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.25)	$(0.34)

19. SUBSEQUENT EVENTS

Purchase of United Teacher Associates Insurance Company and Continental General Insurance Company

On April 13, 2015, the Company entered into a Stock Purchase Agreement with Continental General Corporation and Great American Financial Resources, Inc. (collectively, the “Sellers”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of United Teacher Associates Insurance Company and Continental General Insurance Company (collectively, the “Targets”), as well as all assets owned by the Sellers or their affiliates that are used exclusively or primarily in the business of the Targets, subject to certain exceptions. The consideration payable by the Company at closing is approximately $7 million, which amount will be increased or decreased by the amount by which the Targets’ adjusted capital and surplus exceeds or falls short of, respectively, an agreed-upon target capital and surplus amount (the “Closing Purchase Price”). The Closing Purchase Price will be paid in a mix of cash, debt and/or common stock of the Company, depending on the amount of the Closing Purchase Price. The Company also agreed to contribute to the Targets, at the closing, $13 million in cash or assets (the “Reserve Release Amount”), and to pay to the Sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Targets’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to the Reserve Release Amount. The transaction is expected to close during the third quarter of 2015, subject to receipt of required governmental approvals.

Purchase of Convertible Debt of Gaming Nation Acquisition Corporation

In April 2015, the Company invested CAD$20 million (or approximately $16 million) in convertible debentures of Gaming Nation Acquisition Corporation. The convertible debentures, which have a maturity date of April 6, 2017, are convertible into future shares of common stock, by the holder at various percentages that are dependent upon the timing of the conversion. The convertible debentures accrue interest at 6% which is compounded annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

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

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited, the parent holding company of Global Marine Systems Limited (“GMSL”). The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness, and was funded using the net proceeds from (i) the issuance of $11 million of Series A-1 Convertible Participating Preferred Stock of HC2 (the “Series A-1 Preferred Stock”) and (ii) a senior secured credit facility providing for a twelve month term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”), each of which was also completed on September 22, 2014. With a portion of the proceeds from the September Credit Facility, the Company paid off its senior secured credit facility entered into on May 29, 2014 providing for an eighteen month term loan of $80 million and its senior unsecured credit facility entered into on September 8, 2014 consisting of a term loan of $17 million. The September Credit Facility was subsequently repaid using the proceeds from HC2’s issuance of its Existing Notes discussed below under—“Liquidity and Capital Resources”. GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest as of March 31, 2015 at approximately 97%.

In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol (“VoIP”) service operators and Internet service providers (“ISPs”) from our International Carrier Services (“ICS”) business unit.

In our Life Sciences segment, we operate Pansend, LLC, which has an 80% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a “GemDerm Aesthetics, Inc.”), which develops skin lightening technology.

Additionally, we acquired a 100% ownership interest in DMi, Inc., which owns licenses to create and distribute NASCAR® video games.

We are evaluating several strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical operations, operating, growing or acquiring additional assets or businesses related to our current or historical operations or winding down or selling our existing operations. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, and as such, there can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HC2 Investment Securities, Inc., a Delaware corporation.

Recent Developments

Offering of Senior Notes

On March 26, 2015, the Company issued $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019. See Note 8—“Long-Term Obligations” for additional terms of the 11% Senior Secured Notes.

Preferred Stock Issuance

On January 5, 2015, HC2 issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $8.25. In connection with the issuance of the Series A-2 Preferred Stock, HC2 amended the certificates of designation governing the Series A Convertible Participating Preferred Stock (the “Series A Preferred Stock” and, together with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the “Preferred Stock”) and Series A-1 Preferred Stock on January 5, 2015, which reflected the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock. See Note 12—“Equity” for additional terms of the Preferred Stock.

Foreign Currency

Foreign currency can impact our financial results. During the three months ended March 31, 2015, approximately 27.1% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2015 and 2014:

Net Revenue by Location—in USD (in thousands)

	Three Months Ended March 31,
	2015	2014	Variance $	Variance %
United Kingdom	50,995	18,074	32,921	182.1%

Net Revenue by Location—in Local Currencies (in thousands)

	Three Months Ended March 31,
	2015	2014	Variance $	Variance %
United Kingdom (in GBP)	33,702	10,927	22,775	208.4%

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, accounting for cost of revenue, goodwill and other intangible assets, valuation of long-lived assets and accounting for income taxes.

No significant changes in our critical accounting policies have occurred since December 31, 2014.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare the Company’s results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Results of Operations

Results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

 The pro forma results of operations for the three months ended March 31, 2015 and 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma results give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014, but do not include any purchase price accounting adjustments (if applicable). The pro forma results of operations are limited to the discussion of net revenue, cost of revenue and selling, general and administrative expenses, as presented below.

Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	46,717	23.1%	43,354	100.0%	3,363	7.8%
Manufacturing	126,866	62.9%	—	0.0%	126,866	100.0%
Marine Services	27,001	13.4%	—	0.0%	27,001	100.0%
Utilities	1,224	0.6%	—	0.0%	1,224	100.0%
Total Net Revenue	201,808	100.0%	43,354	100.0%	158,454	365.5%

Pro forma Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	46,717	23.1%	43,354	22.4%	3,363	7.8%
Manufacturing	126,866	62.9%	105,142	54.4%	21,724	20.7%
Marine Services	27,001	13.4%	44,920	23.2%	(17,919)	-39.9%
Utilities	1,224	0.6%	—	0.0%	1,224	100.0%
Total Net Revenue	201,808	100.0%	193,416	100.0%	8,392	4.3%

Net revenue: Net revenue increased $158.5 million, or 365.5%, to $201.8 million for the three months ended March 31, 2015 from $43.4 million for the three months ended March 31, 2014.

Telecommunications: The increase in Telecommunications is primarily due to an increase in both domestic and international terminations year over year.

Manufacturing: On a pro forma basis, manufacturing revenue increased by $21.7 million or 20.7%. The increase in Manufacturing is primarily due to major commercial projects in the Southwest and Pacific regions of the United States that began in late 2014. Because of the timing of particular projects, there will be fluctuations in revenue throughout the year. Revenue from our Manufacturing segment was budgeted to be lower in the first quarter of 2015 as compared to the remaining portion of the year.

Marine Services: On a pro forma basis, marine services revenue decreased by $17.9 million or 39.9%. The decrease is primarily due to vessel charters and installation project work in Q1 of 2014 that were not repeated in 2015. Revenue from our Marine Services segment is impacted by the weather. In any particular year, revenue can fluctuate depending on the average temperature in the winter months and will generally be lower as temperatures are lower. Revenue from our Marine Services segment was budgeted to be lower in the first quarter of 2015 as compared to the remaining portion of the year.

Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	45,278	96.9%	41,107	94.8%	4,171	10.1%
Manufacturing	109,859	86.6%	—	0.0%	109,859	100.0%
Marine Services	16,642	61.6%	—	0.0%	16,642	100.0%
Utilities	677	55.3%	—	0.0%	677	100.0%
Total Cost of Revenue	172,456	85.5%	41,107	94.8%	131,349	319.5%

Pro forma Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	45,278	96.9%	41,107	94.8%	4,171	10.1%
Manufacturing	109,859	86.6%	88,701	84.4%	21,158	23.9%
Marine Services	16,642	61.6%	30,357	67.6%	(13,715)	-45.2%
Utilities	677	55.3%	—	0.0%	677	100.0%
Total Cost of Revenue	172,456	85.5%	160,165	82.8%	12,291	7.7%

Cost of revenue: Cost of revenue increased $131.3 million to $172.5 million, or 85.5% of net revenue, for the three months ended March 31, 2015 from $41.1 million, or 94.8% of net revenue, for the three months ended March 31, 2014.

Telecommunications: The increase in Telecommunications is primarily due to the increase in net revenue in such segment. Cost of revenue as a percentage of net revenue for such segment increased 210 basis points quarter-over-quarter.

Manufacturing: On a pro forma basis, manufacturing cost of sales increased by $21.2 million or 23.9%. The increase in Manufacturing is primarily due to the increase in revenue.

Marine Services: On a pro forma basis, marine services cost of sales decreased by $13.7 million or 45.2%. The decrease is primarily due to a reduced cost base due to the non-recurring charters and installations in Q1 of 2014.

Selling, General and Administrative Expenses

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	1,497	3.2%	2,566	5.9%	(1,069)	-41.7%
Life Sciences	1,234	0.0%	—	0.0%	1,234	100.0%
Manufacturing	9,926	7.8%	—	0.0%	9,926	100.0%
Marine Services	2,565	9.5%	—	0.0%	2,565	100.0%
Utilities	365	29.8%	—	0.0%	365	100.0%
Other	241	0.0%	—	0.0%	241	100.0%
Corporate	7,225	0.0%	3,638	0.0%	3,587	98.6%
Total SG&A	23,053	11.4%	6,204	14.3%	16,849	271.6%

Pro forma Selling, General and Administrative Expenses

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	1,497	3.2%	2,566	5.9%	(1,069)	-41.7%
Life Sciences	1,234	0.0%	—	0.0%	1,234	100.0%
Manufacturing	9,926	7.8%	11,386	10.8%	(1,460)	-12.8%
Marine Services	2,565	9.5%	2,752	6.1%	(187)	-6.8%
Utilities	365	29.8%	—	0.0%	365	100.0%
Other	241	0.0%	—	0.0%	241	100.0%
Corporate	7,225	0.0%	3,638	0.0%	3,587	98.6%
Total SG&A	23,053	11.4%	20,342	10.5%	2,711	13.3%

Selling, general and administrative expenses: Selling, general and administrative expenses increased $16.8 million to $23.1 million, or 11.4% of net revenue, for the three months ended March 31, 2015 from $6.2 million, or 14.3% of net revenue, for the three months ended March 31, 2014.

Telecommunications : The decrease in Telecommunications was primarily due to a $0.7 million decrease in salaries and benefits resulting from headcount reductions and a $0.3 million decrease in general and administrative expenses.

Manufacturing: On a pro forma basis, manufacturing selling, general and administrative expenses decreased by $1.5 million or 12.8%. The decrease in Manufacturing is primarily due to lower employee-related and travel costs along with lower bonus expense due to a change in bonus plan structure in late 2014. We continue to make a concerted effort to control costs while continuing to invest in business development and information technology to increase profitability.

Marine Services: On a pro forma basis, marine services selling, general and administrative expenses decreased by $0.2 million or 6.8%. The decrease in Marine Services is primarily due to improved cost control measures across general and administrative expenses.

Corporate: The increase in Corporate included $3.5 million higher salaries and benefits resulting from increased headcount, $0.8 million higher professional fees related to our acquisition activity and $0.5 million higher general and administrative expenses partially offset by $1.5 million lower occupancy costs.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended March 31, 2015 was $6.9 million, a portion of which was included in cost of revenue. Depreciation and amortization expense for the three months ended March 31, 2014 was $0.2 million.

Gain/loss on sale or disposal of assets: Loss on sale or disposal of assets was $0.5 million and gain of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense: Interest expense was $8.6 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of HC2’s 11% Notes.

Foreign currency transaction loss: Foreign currency transactions resulted in a loss of $0.8 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Loss from equity investees: Loss from equity investees was $2.7 million and $0 for the three months ended March 31, 2015 and 2014, respectively.

Income tax benefit: Income tax benefit was $5.8 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The March 31, 2014 provision was under a full valuation allowance.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Management believes that Adjusted EBITDA is significant to gaining an understanding of the Company’s results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results.

	Schuff	GMSL	ICS	Other	HC2 Holdings, Inc.
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
Net income (loss)	$3,188	$1,607	$(524)	$(9,332)	$(5,061)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	423	—	50	—	473
Interest expense	344	996	—	7,268	8,608
Amortization of debt discount	—	—	—	92	92
Interest income and other expense, net	(17)	—	(5)	(171)	(193)
Foreign currency (gain) loss	—	448	322	1	771
Income tax (benefit) expense	2,569	6	—	(8,408)	(5,833)
Loss from discontinued operations	9	—	—	—	9
Noncontrolling interest	85	—	—	(346)	(261)
Share-based payment expense	—	—	—	2,235	2,235
Adjusted EBIT	6,601	3,057	(157)	(8,661)	840
Depreciation and amortization	478	4,030	98	400	5,006
Depreciation and amortization (included in cost of revenue)	1,875	—	—	—	1,875
Foreign currency (gain) loss (included in cost of revenue)	—	(1,823)	—	—	(1,823)
Adjusted EBITDA	$8,954	$5,264	$(59)	$(8,261)	$5,898

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

Pro forma Net Revenue, Cost of Revenue and SG&A

Pro forma Net Revenue, Pro forma Cost of Revenue and Pro forma SG&A include the as reported net revenue, cost of revenue and SG&A, respectively, for the comparable prior period adjusted for net revenues, cost of revenue and SG&A from acquired businesses, subsequent to that period’s end, made to facilitate direct comparison to the as reported amounts for the current period.

Management believes that presenting Pro forma Net Revenue, Pro Forma Cost of Revenue and Pro Forma SG&A is important to understanding the Company’s financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results.

Pro forma Net Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	46,717	23.1%	43,354	22.4%	3,363	7.8%
Manufacturing	126,866	62.9%	105,142	54.4%	21,724	20.7%
Marine Services	27,001	13.4%	44,920	23.2%	(17,919)	-39.9%
Utilities	1,224	0.6%	—	0.0%	1,224	100.0%
Total Net Revenue - pro forma	201,808	100.0%	193,416	100.0%	8,392	4.3%
Less net revenue from:
Manufacturing	—		(105,142)
Marine Services	—		(44,920)
Total Net Revenue - GAAP	201,808		43,354

Pro forma Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	45,278	96.9%	41,107	94.8%	4,171	10.1%
Manufacturing	109,859	86.6%	88,701	84.4%	21,158	23.9%
Marine Services	16,642	61.6%	30,357	67.6%	(13,715)	-45.2%
Utilities	677	55.3%	—	0.0%	677	100.0%
Total Cost of Revenue - pro forma	172,456	85.5%	160,165	82.8%	12,291	7.7%
Less cost of revenue from:
Manufacturing	—		(88,701)
Marine Services	—		(30,357)
Total Cost of Revenue - GAAP	172,456		41,107

Pro forma SG&A

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	1,497	3.2%	2,566	5.9%	(1,069)	-41.7%
Life Sciences	1,234	0.0%	—	0.0%	1,234	100.0%
Manufacturing	9,926	7.8%	11,386	10.8%	(1,460)	-12.8%
Marine Services	2,565	9.5%	2,752	6.1%	(187)	-6.8%
Utilities	365	29.8%	—	0.0%	365	100.0%
Other	241	0.0%	—	0.0%	241	100.0%
Corporate	7,225	0.0%	3,638	0.0%	3,587	98.6%
Total SG&A - pro forma	23,053	11.4%	20,342	10.5%	2,711	13.3%
Less SG&A from:
Manufacturing	—		(11,386)
Marine Services	—		(2,752)
Total SG&A - GAAP	23,053		6,204

Liquidity and Capital Resources

Issuance of 11% Senior Secured Notes

On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019. See Note 8—“Long-Term Obligations” for additional terms of the 11% Senior Secured Notes. The Company intends to use net proceeds from the issuance of the Notes for working capital for the Company and its subsidiaries and for general corporate purposes.

Pro Forma Capital Expenditures

Pro forma capital expenditures for the three months ended March 31, 2015 and 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014. Pro forma capital expenditures consist of the following (in thousands):

	As Reported	Pro Forma
	Three Months Ended March 31,
	2015	2014
Schuff	1,157	7,839
GMSL	1,567	3,491
ICS (1)	11	67
ANG	389	—
Other	—	22
Total	3,124	11,419

(1)	ICS activity does not include any pro forma adjustments

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment, including switches, related transmission equipment and capacity, steel manufacturing equipment and subsea cable equipment, development of back-office systems and income taxes. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $49.0 million for the three months ended March 31, 2015 as compared to net cash provided of $2.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net income, net of non-cash operating activity, provided $7.1 million of cash. Other major drivers included an increase in accounts receivable of $45.8 million, a decrease in accounts payable of $18.9 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $10.1 million and a decrease in accrued income taxes of $6.2 million, partially offset by an increase in accrued interconnection costs of $10.1 million, an increase in accrued interest of $8.9 million and an increase in accrued expenses and other current liabilities of $6.0 million. For the three months ended March 31, 2014, net income, net of non-cash operating activity, used $3.7 million of cash. Other major drivers included a decrease in accounts payable of $1.8 million and a decrease in accrued interconnection costs of $1.2 million, offset by a decrease in prepaid expenses and other current assets of $6.7 million and a decrease in accounts receivable of $2.8 million.

Net cash used in investing activities was $20.8 million for the three months ended March 31, 2015 as compared to a negligible amount for the three months ended March 31, 2014. Net cash used in investing activities for the three months ended March 31, 2015 included a purchase of $8.6 million in equity investments, a purchase of $6.7 million in marketable securities, $3.1 million of capital expenditures and a purchase of $3.3 million in debt securities. Net cash used in investing activities for the three months ended March 31, 2014 included $0.1 million of capital expenditures, offset by $0.1 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $90.5 million for the three months ended March 31, 2015 as compared to $2.3 million for the three months ended March 31, 2014. Net cash provided by financing activities for the three months ended March 31, 2015 included $181.3 million of proceeds from credit facilities and the 11% Notes and $14.0 million of proceeds from the issuance of Preferred Stock, partially offset by $103.7 million used to make principal payments on our credit facilities. Net cash provided by financing activities for the three months ended March 31, 2014 included $2.9 million of proceeds from the exercise of warrants and stock options, partially offset by $0.6 million used to pay dividend equivalents to our shareholders.

Short- and Long-Term Liquidity Considerations and Risks; Contractual Obligations

As of March 31, 2015, we had $128.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months. As of March 31, 2015, we had $415.4 million of indebtedness.

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

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. Depending on a variety of factors, including the general state of capital markets, operating needs or acquisition size and terms, HC2 and its subsidiaries may raise additional capital through the issuance of equity, debt or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HC2. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our indebtedness or our common or preferred stock through open market purchases, tender offers, negotiated transactions or otherwise.

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$24,885	$3,016	$6,946	$4,225	$10,698
Capital leases	71,584	5,137	13,677	20,957	31,813
Notes payable (1)	529,163	67,465	83,562	378,136	—
Total contractual obligations	$625,632	$75,618	$104,185	$403,318	$42,511

(1)	Interest is calculated using stated interest rates as shown in Note 8—“Long Term Obligations” to our condensed consolidated financial statements.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at March 31, 2015 included letters of credit of $3.9 million under the Schuff Facility and performance bonds of $13.5 million.

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

Related Party Transactions

HC2 has entered into indemnification agreements with each of its directors and executive officers. These agreements require HC2 to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company. For a further discussion of related party transactions, refer to Note 14—“Related Parties” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Foreign currency can impact our financial results. During the three months ended March 31, 2015, approximately 27.1% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the USD was weaker on average as compared to the GBP. As a result, the revenue of our subsidiaries whose local currency is GBP increased 208.4% in their local currencies compared to the three months ended March 31, 2014 and increased 182.1% in USD.

Interest Rate Risk

The Company has interest rate risk with respect to its long-term debt and credit facilities discussed in Note 8—“Long-Term Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2015, we have a substantial amount of debt with variable rates based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the material weakness described in the Company’s 2014 Annual Report on Form 10-K regarding our disclosure controls and procedures related to the preparation and review of our income tax provisions and related accounts was remediated and our disclosure controls and procedures are effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

Except as stated below related to the steps taken in order to improve the internal control over income taxes, our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

In response to the material weakness described in the Company’s 2014 Annual Report on Form 10-K, the Company has implemented a number of remediation steps to address such matter and to improve its internal control over income tax accounting. Specifically, the following have been implemented: dedicated additional internal and external personnel resources with the appropriate level of proficiency to identify, evaluate, and review complex tax accounting matters; organizational structure changes which better integrate the tax accounting and finance functions; enhancement of our processes and procedures for determining, documenting and calculating our income tax provision; and increasing the level of certain tax review activities throughout the year and during the financial statement close process.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11—“Commitments and Contingencies—Litigation” to our condensed consolidated financial statements included in HC2’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Note 10—“Commitments and Contingencies—Litigation” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM  1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2015.

HC2 HOLDINGS, INC.

Date: May 11, 2015	By:	/s/ MESFIN DEMISE
Mesfin Demise Chief Financial Officer, Chief Compliance Officer, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of HC2 Holdings, Inc. (“HC2”) (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Certificate of Ownership of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

4.1	Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.2 to HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

4.2	Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.3 to HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

4.3	Certificate of Designation of Series A-2 Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

10.1.1	Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 19, 2015, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.2	Employment Agreement, dated October 1, 2014, by and between HC2 and Paul Voigt (filed herewith).

10.3	Employment Agreement, dated May 12, 2014, by and between HC2 and Ian Estus (filed herewith).

31	Certifications (filed herewith).

32*	Certification (filed herewith).

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Unaudited Condensed Consolidated Statements of Permanent Equity for the three months ended March 31, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

