Form 10-Q
period 2015-06-30
HC2 Holdings, Inc.
filed 2015-08-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 325
Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 865-0700
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, $0.001 par value	25,592,356

HC2 HOLDINGS, INC.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Services revenue	$147,841	$42,111	$221,559	$85,465
Sales revenue	133,141	54,475	261,231	54,475
Net revenue	280,982	96,586	482,790	139,940
Operating expenses:
Cost of revenue - services	134,589	39,530	196,509	80,637
Cost of revenue - sales	110,909	43,330	221,445	43,330
Selling, general and administrative	26,476	14,032	49,529	20,236
Depreciation and amortization	5,236	344	10,242	554
Loss on sale or disposal of assets	498	447	971	367
Total operating expenses	277,708	97,683	478,696	145,124
Income (loss) from operations	3,274	(1,097)	4,094	(5,184)
Interest expense	(10,041)	(1,012)	(18,649)	(1,013)
Amortization of debt discount	(84)	(576)	(176)	(576)
Other income (expense), net	(4,937)	1,665	(4,744)	1,616
Foreign currency transaction gain (loss)	1,822	437	1,051	403
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(9,966)	(583)	(18,424)	(4,754)
Income (loss) from equity investees	1,429	-	(1,259)	-
Income tax benefit (expense)	(2,464)	(1,946)	3,369	(1,955)
Loss from continuing operations	(11,001)	(2,529)	(16,314)	(6,709)
Gain (loss) from discontinued operations	(11)	27	(20)	44
Loss from sale of discontinued operations	-	-	-	(784)
Net loss	(11,012)	(2,502)	(16,334)	(7,449)
Less: Net (income) loss attributable to noncontrolling interest	(204)	(1,059)	57	(1,059)
Net loss attributable to HC2 Holdings, Inc.	(11,216)	(3,561)	(16,277)	(8,508)
Less: Preferred stock dividends and accretion	1,089	200	2,177	200
Net loss attributable to common stock and participating preferred stockholders	$(12,305)	$(3,761)	$(18,454)	$(8,708)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.50)
Gain (loss) from discontinued operations	-	-	-	-
Loss from sale of discontinued operations	-	-	-	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.55)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.50)
Gain (loss) from discontinued operations	-	-	-	-
Loss from sale of discontinued operations	-	-	-	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.55)
Weighted average common shares outstanding:
Basic	25,514	16,905	24,838	15,780
Diluted	25,514	16,905	24,838	15,780

 See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(11,012)	$(2,502)	$(16,334)	$(7,449)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,489	238	(1,872)	(136)
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,327)	-	(3,089)	-
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(204)	(1,059)	57	(1,059)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(11,054)	$(3,323)	$(21,238)	$(8,644)

 See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$68,941	$107,978
Short-term investments	12,265	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $2,345 and $2,760 at June 30, 2015 and December 31, 2014, respectively)	214,027	151,558
Costs and recognized earnings in excess of billings on uncompleted contracts	35,573	28,098
Deferred tax asset - current	1,701	1,701
Inventories	17,796	14,975
Prepaid expenses and other current assets	23,746	22,455
Assets held for sale	8,597	3,865
Total current assets	382,646	335,497
Restricted cash	7,188	6,467
Long-term investments	71,793	48,674
Property, plant and equipment, net	235,862	239,851
Goodwill	29,649	27,990
Other intangible assets, net	27,987	31,144
Deferred tax asset - long-term	20,998	15,811
Other assets	18,429	18,614
Total assets	$794,552	$724,048
Liabilities, temporary equity and stockholders' equity
Current liabilities:
Accounts payable	$81,644	$79,794
Accrued interconnection costs	31,551	9,717
Accrued payroll and employee benefits	19,222	20,023
Accrued expenses and other current liabilities	51,640	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	29,859	41,959
Accrued income taxes	912	512
Accrued interest	2,847	3,125
Current portion of long-term debt	12,752	10,444
Current portion of pension liability	6,037	5,966
Total current liabilities	236,464	205,582
Long-term debt	374,321	332,927
Pension liability	28,501	31,244
Other liabilities	7,754	1,617
Total liabilities	647,040	571,370
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	53,013	39,845
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at June 30, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	150,537	147,081
Accumulated deficit	(58,157)	(41,880)
Treasury stock, at cost – 31,626 shares at June 30, 2015 and December 31, 2014, respectively	(378)	(378)
Accumulated other comprehensive loss	(20,139)	(15,178)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	71,889	89,669
Noncontrolling interest	22,610	23,164
Total stockholders' equity	94,499	112,833
Total liabilities, temporary equity and stockholders' equity	$794,552	$724,048

 See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non- controlling
	Total	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Interest
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$-
Share-based compensation expense	1,006	-	-	1,006	-	-	-	-
Proceeds from the exercise of warrants and stock options	14,368	4,786	5	14,363	-	-	-	-
Taxes paid in lieu of shares issued for share-based compensation	(41)	-	-	(41)	-	-	-	-
Preferred stock dividend and accretion	(200)			(200)	-	-	-	-
Issuance of common stock	6,000	1,500	2	5,998	-	-	-	-
Acquisition of noncontrolling interest	58,012	-	-	-	-	-	-	58,012
Additional acquisition of noncontrolling interest	(13,399)	-	-	-	-	-	-	(13,399)
Net (loss) income	(7,449)	-	-	-	-	(8,508)	-	1,059
Foreign currency translation adjustment	(136)	-	-	-	-	-	(136)	-
Balance as of June 30, 2014	$112,570	20,512	$21	$119,724	$(378)	$(38,281)	$(14,188)	$45,672

		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Total	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interest
Balance as of December 31, 2014	$112,833	23,813	$24	$147,081	$(378)	$(41,880)	$(15,178)	$23,164
Share-based compensation expense	4,599	-	-	4,599	-	-	-	-
Dividend paid to noncontrolling interest	(241)	-	-	-	-	-	-	(241)
Preferred stock dividend and accretion	(2,177)	-	-	(2,177)	-	-	-	-
Issuance of common stock	-	5	-	-	-	-	-	-
Issuance of restricted stock	2	1,539	2	-	-	-	-	-
Conversion of preferred stock to common stock	1,000	235	-	1,000	-	-	-	-
Acquisition of noncontrolling interest	(222)	-	-	-	-	-	-	(222)
Excess book value over fair value of purchased noncontrolling interest	-	-	-	34	-	-	-	(34)
Net loss	(16,334)	-	-	-	-	(16,277)	-	(57)
Foreign currency translation adjustment	(1,872)	-	-	-	-	-	(1,872)	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(3,089)	-	-	-	-	-	(3,089)	-
Balance as of June 30, 2015	$94,499	25,592	$26	$150,537	$(378)	$(58,157)	$(20,139)	$22,610

 See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,334)	$(7,449)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	201	(198)
Share-based compensation expense	4,599	1,006
Depreciation and amortization	14,049	1,038
Amortization of deferred financing costs	696	262
(Gain) loss on sale or disposal of assets	971	1,760
(Gain) loss on sale of investments	(164)	(437)
Equity investment (income)/loss	1,259	-
Amortization of debt discount	176	576
Deferred income taxes	(4,881)	1
Other, net	198	-
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(46)	(125)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(61,495)	11,936
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(7,229)	1,389
(Increase) decrease in inventories	(2,718)	(2,503)
(Increase) decrease in prepaid expenses and other current assets	(778)	6,241
(Increase) decrease in other assets	379	929
Increase (decrease) in accounts payable	455	6,304
Increase (decrease) in accrued interconnection costs	21,041	(2,896)
Increase (decrease) in accrued payroll and employee benefits	4	728
Increase (decrease) in accrued expenses and other current liabilities	16,739	(213)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(12,119)	(7,766)
Increase (decrease) in accrued income taxes	1,500	(1,291)
Increase (decrease) in accrued interest	(278)	634
Increase (decrease) in other liabilities	(972)	(856)
Increase (decrease) in pension liability	(3,144)	-
Net cash (used in) provided by operating activities	(47,891)	9,070
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,914)	(663)
Sale of property and equipment and other assets	1,002	80
Purchase of equity investments	(8,643)	-
Sale of equity investments	1,026	-
Sale of assets held for sale	1,479	-
Purchase of available-for-sale securities	(10,857)	-
Sale of available-for-sale securities	-	423
Investment in debt securities	(19,347)	-
Cash paid for business acquisitions, net of cash acquired	-	(85,627)
Purchase of noncontrolling interest	(222)	(5,000)
(Increase) decrease in restricted cash	(721)	-
Net cash used in investing activities	(49,197)	(90,787)
Cash flows from financing activities:
Proceeds from long-term obligations	294,346	123,412
Principal payments on long-term obligations	(245,724)	(57,703)
Payment of fees on restructuring of debt	-	(812)
Payment of deferred financing costs	(1,137)	-
Proceeds from sale of common stock, net	-	6,000
Proceeds from sale of preferred stock, net	14,033	29,075
Proceeds from the exercise of warrants and stock options	-	14,368
Payment of dividends	(2,038)	-
Payment of dividend equivalents	-	(551)
Taxes paid in lieu of shares issued for share-based compensation	-	(41)
Net cash provided by financing activities	59,480	113,748
Effects of exchange rate changes on cash and cash equivalents	(1,429)	(197)
Net change in cash and cash equivalents	(39,037)	31,834
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$68,941	$40,831

Supplemental cash flow information:
Cash paid for interest	$20,157	$194
Cash paid for taxes	$856	$2,311
Preferred stock dividends and accretion	$2,177	$-
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$-
Property, plant and equipment included in accounts payable	$822	$-
Conversion of preferred stock to common stock	$1,000	$-

 See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BUSINESS

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or minority equity interest positions. The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “HCHC”.

The Company currently has six reportable segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Utilities, Telecommunications, Life Sciences and Other, which includes operations that do not meet the separately reportable segment thresholds.

Our Manufacturing segment includes Schuff International, Inc. (“Schuff”) and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff’s has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

Our Marine Services segment includes Global Marine Systems Limited (“GMSL”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

Our Utilities segment includes American Natural Gas (“ANG”), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of June 30, 2015, the Company has a 97% interest in GMSL, a 91% interest in Schuff, a 53% interest in ANG and a 100% interest in DMi, Inc. Through its subsidiary, Pansend, the Company has an 80% interest in Genovel Orthopedics, Inc. and a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.). The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the second quarter of 2015 ended on June 28, 2015.

Reclassification —Certain previous year amounts have been reclassified to conform with current year presentations related to the reporting of new balance sheet line items.

Newly Adopted Accounting Principles

In April 2014, an update was issued to the Presentation of Financial Statements Topic No. 205 and Property, Plant and Equipment Topic No. 360, Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations. The ASU revises the definition of a discontinued operation and expands the disclosure requirements. Entities should not apply the amendments to a component of an entity that is classified as held for sale before the effective date even if it is disposed of after the effective date. That is, the ASU must be adopted prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in the financial statements. On January 1, 2015, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-08, “Business Combinations Topic No. 805: Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)”, which rescinds certain SEC guidance in order to confirm with ASU 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

3. BUSINESS COMBINATIONS

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

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805 “Business Combinations”, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

Schuff

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff, a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. During the fourth quarter of 2014 and first quarter of 2015, the final results of a tender offer for all outstanding shares of Schuff were announced and various open-market purchases were made, which resulted in the acquisition of 815,843 shares and an increase in our ownership interest to 91%. The Company acquired Schuff to expand the business that it engages in and saw Schuff as an opportunity to enter the steel fabrication and erection market.

The table below summarizes the fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. The Company purchased 2.5 million shares of common stock of Schuff for $78.75 million. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 60% interest, and the fair value of the noncontrolling interest of 40%.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$(627)
Investments	1,714
Accounts receivable	130,622
Costs and recognized earnings in excess of billings on uncompleted contracts	27,126
Prepaid expenses and other current assets	3,079
Inventories	14,487
Property and equipment, net	85,662
Goodwill	24,490
Trade names	4,478
Other assets	2,947
Total assets acquired	293,978

Accounts payable	37,621
Accrued payroll and employee benefits	11,668
Accrued expenses and other current liabilities	12,532
Billings in excess of costs and recognized earnings on uncompleted contracts	65,985
Accrued income taxes	1,202
Accrued interest	76
Current portion of long-term debt	15,460
Long-term debt	4,375
Deferred tax liability	7,693
Other liabilities	604
Noncontrolling interest	4,365
Total liabilities assumed	161,581
Enterprise value	132,397
Less fair value of noncontrolling interest	53,647
Purchase price attributable to controlling interest	$78,750

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

Amortizable Intangible Assets

The trade name was valued using a relief from royalty methodology. An estimated 60% of revenue is generated from Schuff’s relationship with general contractors. Thus, a value of the Schuff trade name was calculated based on the present value of Schuff’s projected revenues for 15 years multiplied by 60%. The trade name was valued at $4.5 million and is being amortized over a 15 year life.

ASC 810 requires that transactions that result in an increase in ownership of a subsidiary be accounted for as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the controlling interest’s decreased ownership interest in the subsidiary’s net assets and any difference between the consideration paid by the parent to a noncontrolling interest holder (or contributed by the parent to the net assets of the subsidiary) and the adjustment to the carrying amount of the noncontrolling interest in the subsidiary is recognized directly in equity attributable to the controlling interest. Due to the increase of the Company’s ownership to 91% from the acquisition date through December 31, 2014, the Company recorded an adjustment of Schuff’s noncontrolling interest by $3.4 million and recorded as excess book value over fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. In the six months ended June 30, 2015, the Company acquired an additional 6,800 shares of Schuff that resulted in less than $0.1 million of excess book value over fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. The ownership interest of 91% did not change.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

ANG

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of ANG (the “ANG Preferred Stock”), representing an approximately 51% interest in ANG. The ANG Preferred Stock is convertible into 1,033,333 shares of common stock and also has voting rights. The noncontrolling interest represents 1,000,000 shares of common stock; thereby the Company has a controlling interest. The Company acquired ANG for its strong growth potential which is in line with the Company’s strategy to find businesses that it can operate to generate high returns and significant cash flow.

The table below summarizes the preliminary estimate of fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $17.7 million which represented both the cash paid by the Company for its 51% interest ($15.5 million), and the fair value of the noncontrolling interest of 49%, which we determined to be $2.2 million.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$15,704
Accounts receivable	306
Prepaid expenses and other current assets	31
Inventories	27
Property and equipment, net	1,921
Customer contracts	2,700
Trade names	6,300
Other assets	2
Total assets acquired	26,991
Accounts payable	49
Accrued payroll and employee benefits	5
Accrued expenses and other current liabilities	26
Billings in excess of costs and recognized earnings on uncompleted contracts	114
Current portion of long-term debt	34
Long-term debt	870
Deferred tax liability	3,530
Total liabilities assumed	4,628
Fair value of net assets acquired	22,363
Less purchase price	15,500
Less fair value of noncontrolling interest	2,189
Excess of fair value of net assets over purchase price	$4,674

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

Amortizable Intangible Assets

The trade name was valued using a relief from royalty methodology. The value of the ANG trade name was calculated based on ANG’s projected revenues for 10 years. An estimated royalty of 4% (looking at other market participants) was calculated net of tax based upon those revenues and present valued over 10 years. The trade name was preliminarily valued at $6.3 million and will be amortized over a 10 year life. Customer contracts were valued using a multi-period excess earnings methodology. The value of the customer contracts ANG holds for its owned and operated facilities was calculated based on the present value of ANG’s net income from those contracts for 10 years. The customer contracts were preliminarily valued at $2.7 million and will be amortized over a 10 year life.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

GMSL

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited and its subsidiary, GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness of approximately $130 million leaving a net enterprise value of approximately $130 million. GMSL is a leading provider of engineering and underwater services on submarine cables. The Company acquired GMSL for its attractive valuation and strong cash position.

The table below summarizes the preliminary estimates of fair value of the GMSL assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of GMSL was valued at $130.4 million which represented both the cash paid by the Company for its 97% interest, and the fair value of the noncontrolling interest of 3%.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$62,555
Accounts receivable	26,183
Prepaid expenses and other current assets	9,886
Inventories	7,395
Restricted cash	4,682
Property and equipment, net	156,976
Customer contracts	7,796
Trade name	1,137
Developed technology	1,624
Investments	24,266
Other assets	7,482
Total assets acquired	309,982
Accounts payable	8,965
Accrued expenses and other current liabilities	34,767
Accrued income taxes	1,251
Current portion of long-term debt	8,140
Long-term debt	78,356
Pension liability	45,923
Deferred tax liability	1,013
Other liabilities	1,179
Total liabilities assumed	179,594
Enterprise value	130,388
Less fair value of noncontrolling interest	3,803
Purchase price attributable to controlling interest	$126,585

The values for customer contracts, trade name, developed technology and investments are estimates and may change.

Amortizable Intangible Assets

●	Customer contracts were valued using a multi-period excess earnings methodology. Projected revenues and margins were used to forecast the earnings for each contract taking into consideration probabilities of contract renewals. Three customer contracts were preliminarily valued at £4.8 million ($7.8 million using the exchange rate in effect at the time of acquisition) and will be amortized over a 15 year life.

●	The trade name was valued using a relief from royalty methodology. Given an element of uncertainty surrounding the GMSL trade name, and consistent with likely market participant use, a probability of continuing use was applied to the projected revenue stream. The trade name was preliminarily valued £0.7 million ($1.1 million using the exchange rate in effect at the time of acquisition) and will be amortized over a 3 year life.

●	The developed technology was valued using a relief from royalty methodology. The fair value was estimated based on the revenue attributable to developed technology and the hypothetical royalties avoided by owning the technology as well as the current royalties earned, the revenue stream was adjusted for technology obsolescence, as the technology will decay over time and be replaced by new technologies. The developed technology was preliminarily valued £1.0 million ($1.6 million using the exchange rate in effect at the time of acquisition) and will be amortized over a 4 year life.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Investments (accounted for under the Equity Method)

●	Sino British Submarine Systems (“SBSS”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. From there, debt was added and a 35% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a preliminary fair value of £10.4 million ($16.9 million using the exchange rate in effect at the time of acquisition).

●	Huawei Marine Networks (“HMN”) – This investment was valued using a market approach (guideline public company method) and cost approach (book value of equity) and weighted each 50-50 to arrive at an operating value. There was no debt but a 30% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a preliminary fair value of £4.3 million ($7.0 million using the exchange rate in effect at the time of acquisition).

●	International Cableship (“ICPL”) – This investment was valued using a cost approach (book value of equity) to arrive at an operating value. There was no debt but a 20% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The valuation resulted in a preliminary fair value of £2.8 million ($4.5 million using the exchange rate in effect at the time of acquisition).

●	Sembawang Cable Depot Pte Ltd (“SCDPL”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. There was no debt, but a 20% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a preliminary fair value of £0.7 million. ($1.1 million using the exchange rate in effect at the time of acquisition).

●	Other investments were preliminarily valued at £0.3 million. ($0.5 million using the exchange rate in effect at the time of acquisition). The fair value was determined to approximate carrying value.

●	Basis Differences – The total preliminary fair values of the named investments above was £18.2 million, while the carrying value (based on GMSL’s ownership percentage and using the balance sheets as of December 31, 2014) was £25.2 million. This resulted in a basis difference of £7.0 million ($11.4 million using the exchange rate in effect at the time of acquisition), of which the majority of was attributable to SBSS. This basis difference will be accreted up over a 10 year period which will result in the increase to the investment in SBSS.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenue	$212,518	$406,108
Net income (loss) from continuing operations	6,489	12,645
Net income (loss) from discontinued operations	(52)	(48)
Gain (loss) from sale of discontinued operations	-	(784)
Net income (loss) attributable to HC2 Holdings, Inc.	$6,437	$11,813

 All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded net revenue and net income (loss) as follows (in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Net Revenue	Net Income (Loss)	Net Revenue	Net Income (Loss)
Schuff	$130,985	$5,889	$257,851	$9,086
ANG	1,368	(134)	2,591	(247)
GMSL	43,875	10,360	70,877	11,967

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Contract receivables:
Contracts in progress	$129,326	$105,071
Unbilled retentions	33,347	32,850
Trade receivables	53,433	16,202
Other receivables	266	195
Allowance for doubtful accounts	(2,345)	(2,760)
	$214,027	$151,558

5. CONTRACTS IN PROGRESS

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Costs incurred on contracts in progress	$609,094	$531,129
Estimated earnings	89,067	73,540
	698,161	604,669
Less progress billings	692,447	618,530
	$5,714	$(13,861)
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	35,573	28,098
Billings in excess of costs and recognized earnings on uncompleted contracts	(29,859)	(41,959)
	$5,714	$(13,861)

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

6. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$15,561	$12,956
Work in process	1,690	1,779
Finished goods	545	240
	$17,796	$14,975

7. INVESTMENTS

As of June 30, 2015, the Company had both short-term and long-term investments. The short-term investments are classified as available-for-sale securities and the change in value is recognized within accumulated other comprehensive income (loss). The fair market value is determined using quoted market prices (a Level I approach). See Note 14 – Fair Value of Financial Instruments for a description of Level I approach.  The long-term investments are comprised of three types of investments; those accounted for under the equity method of accounting, investments in debt securities accounted for as available-for-sale securities and investment in debt securities accounted for under the cost method.  For the debt securities, without quoted market prices, the fair values are calculated using other valuation methodologies (a Level II approach).

During the three and six months ended June 30, 2015, the Company recorded $1.4 million and ($1.3) million, respectively, of its share of the equity method investments’ net income (loss).

The long-term investments are as follows (in thousands):

Company	Investment	June 30, 2015	December 31, 2014
Equity Method
Global Cable Technology Ltd.	Stock	$-	$49
SB Submarine Systems Co., Ltd.	Stock	12,839	12,882
International Cableship Pte., Ltd.	Stock	1,832	2,111
Sembawang Cable Depot Ptd., Ltd.	Stock	992	808
Huawei Marine Systems Co., Ltd.	Stock	11,777	10,087
Visser Smit Global Marine Partnership	Stock	428	464
Novatel Wireless, Inc.	11,473,799 shares and 1,593,583 warrants	16,599	13,419
Kaneland, LLC	Stock	1,083	1,151
NerVve Technologies, Inc.	885,286 shares of Series A-1 Preferred Stock	5,023	5,538
Benevir Biopharm, Inc.	2,000 shares of Series A-1 Preferred Stock	1,623	1,915
Available-for-sale
Gaming Nation Acquisition Corporation	Convertible Debt and Warrant	16,097	-
Cost Method
DTV America Corporation	Convertible Debt	3,000	-
mParticle	Convertible Debt	500	250
		$71,793	$48,674

2015 Activity

Novatel Wireless, Inc. (“Novatel”)

●	In February 2015, the Company sold 586,095 shares of common stock and 293,047 warrants for $1.0 million which resulted in a gain of $0.2 million.

●	In March 2015, the Company exercised its warrants which converted into 3,824,600 shares of common stock for $8.6 million and also received a new warrant to purchase 1,593,583 shares of common stock at $5.50 per share.

●	The Company’s ownership increased to approximately 23% of Novatel’s common stock.

●	A basis difference, net of tax for the additional investment in March 2015 of $5.6 million consists of a trade name of $0.6 million (amortized over 15 years), a technology and customer intangible of $0.8 million (amortized over 7 years) and goodwill of $4.2 million.

DTV America Corporation (“DTV”)

●	In the first quarter of 2015, the Company purchased $3.0 million of convertible debt.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Gaming Nation Acquisition Corporation

●	In April 2015, the Company purchased $16.1 million of convertible debt.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2015 are as follows (in thousands):

	Schuff	ICS	Other	Total
Balance as of December 31, 2014	$24,612	$3,378	$-	$27,990
Effect of change in foreign currency exchange rates	-	-	-	-
Acquisition of business	(122)	-	1,781	1,659
Balance as of June 30, 2015	$24,490	$3,378	$1,781	$29,649

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$-	$-	$-	$11,338
Effect of change in foreign currency exchange rates	-	13	-	-	-	-	13
Amortization	(149)	(183)	(315)	-	-	-	(647)
Acquisition of business	-	-	-	-	-	-	-
Reclassification	-	-	-	-	-	-	-
Balance as of June 30, 2015	$4,155	$827	$5,722	$-	$-	$-	$10,704

Customer relationships
Balance as of December 31, 2014	$-	$7,333	$4,881	$-	$-	$-	$12,214
Effect of change in foreign currency exchange rates	-	85	-	-	-	-	85
Amortization	-	(252)	(213)	-	-	-	(465)
Acquisition of business	-	-	-	-	-	-	-
Reclassification	-	-	-	-	-	-	-
Balance as of June 30, 2015	$-	$7,166	$4,668	$-	$-	$-	$11,834

Developed technology
Balance as of December 31, 2014	$-	$1,456	$-	$-	$-	$-	$1,456
Effect of change in foreign currency exchange rates	-	19	-	-	-	-	19
Amortization	-	(197)	-	-	(159)	-	(356)
Acquisition of business	-	-	-	-	-	-	-
Reclassification	-	-	-	-	4,195	-	4,195
Balance as of June 30, 2015	$-	$1,278	$-	$-	$4,036	$-	$5,314

Other
Balance as of December 31, 2014	$-	$-	$-	$114	$6,000	$22	$6,136
Effect of change in foreign currency exchange rates	-	-	-	-	-	-	-
Amortization	-	-	-	(1)	-	-	(1)
Acquisition of business/development	-	-	-	-	-	-	-
Reclassification	-	-	-	-	(6,000)	-	(6,000)
Balance as of June 30, 2015	$-	$-	$-	$113	$-	$22	$135

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,786	$10,918	$114	$6,000	$22	$31,144
Effect of change in foreign currency exchange rates	-	117	-	-	-	-	117
Amortization	(149)	(632)	(528)	(1)	(159)	-	(1,469)
Acquisition of business	-	-	-	-	-	-	-
Reclassification	-	-	-	-	(1,805)	-	(1,805)
Balance as of June 30, 2015	$4,155	$9,271	$10,390	$113	$4,036	$22	$27,987

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

9. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior Secured Notes collaterized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$300,000	$250,000
Note payable collaterized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	14,531	16,732
Note payable collaterized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,323	4,635
Note payable collaterized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	11,690	8,333
Line of credit collaterized by Schuff's HOPSA assets, with interest payable monthly at 5.25% plus 1% of Special Interest Compensation Fund	1,250	-
Note payable collaterized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	736	810
Obligations under capital leases	56,438	65,176
Other	24	30
Subtotal	388,992	345,716
Original issue discount on Senior Secured Notes	(1,919)	(2,345)
Subtotal	387,073	343,371
Less: Current portion of long-term obligations	(12,752)	(10,444)
Total long-term obligations	$374,321	$332,927

Aggregate debt maturities are as follows (in thousands):

2015	$7,052
2016	11,793
2017	12,066
2018	15,203
2019	313,249
Thereafter	29,629
$388,992

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Aggregate maturities for the capital leases are as follows (in thousands):

2015	$3,459
2016	6,900
2017	6,892
2018	10,602
2019	10,601
Thereafter	32,222
Total minimum principal & interest payments	70,676
Less: Amount representing interest	(14,238)
Total capital lease obligations	$56,438

The interest rates on the capital leases range from approximately 4% to 10.4%.

11% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “Existing Notes”). The Existing Notes were issued at 99.05% of par, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the Existing Notes were used to pay off a senior secured credit facility which provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”) that was entered into in connection with the GMSL acquisition. On March 26, 2015, the Company issued $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “New Notes” and together with the Existing Notes, the “11% Notes). The New Notes were issued at 100.5% of par, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. The 11% Notes were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11% Notes Indenture”).

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

Certain Covenants. The 11% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of June 30, 2015, HC2 was in compliance with these covenants.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Terminated HC2 Credit Facilities

In 2014, the Company entered into (i) a senior secured credit facility providing for an eighteen month, floating interest rate term loan of $80 million (the “May Credit Facility”) to finance a portion of the acquisition of Schuff, (ii) a senior unsecured credit facility consisting of a term loan of $17 million (the “Novatel Acquisition Term Loan”) for the purpose of acquiring an ownership interest in Novatel Wireless, Inc. and (iii) the September Credit Facility to finance a portion of the acquisition of GMSL. The Company used a portion of the proceeds from the September Credit Facility to repay the May Credit Facility and the Novatel Acquisition Term Loan. The Company used the net proceeds from the issuance of the Existing Notes to repay the September Credit Facility.

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

Schuff Credit Facilities

Schuff has a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to Schuff. On October 21, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo allowed for the issuance of a note payable up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”). At June 30, 2015 and December 31, 2014, Schuff had borrowed $11.7 million and $8.4 million, respectively, under the Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital). The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments.

On May 6, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). At June 30, 2015 and December 31, 2014, Schuff had borrowed $4.3 million and $4.6 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

The Schuff Facility has a floating interest rate of LIBOR plus 3.00% (3.27% at June 30, 2015) and requires monthly interest payments. As of June 30, 2015 and December 31, 2014, Schuff had no amounts outstanding under the Schuff Facility. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At June 30, 2015, the Company was in compliance with these covenants.

Schuff Hopsa Engineering, Inc. (“SHE”), a joint venture which Schuff consolidates, has a Line of Credit Agreement (“International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $2.5 million. The line of credit is secured by a first priority, perfected security interest in the SHE’s property and plant. The interest rate is 5.25% plus 1% of the special interest compensation fund (“FECI”). The line of credit contains covenants that, among other things, limit the SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

There was $3.9 million in outstanding letters of credit issued and $46.1 million available under the Schuff Facility at June 30, 2015. At June 30, 2015, Schuff had $1.3 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $1.2 million available under Schuff’s International LOC at June 30, 2015.

GMSL Credit Facility

GMSL established a term loan with DVB Bank in January 2014 (the “GMSL Facility”). This GMSL facility has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of June 30, 2015 and December 31, 2014, $14.5 million and $16.7 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At June 30, 2015, GMSL was in compliance with these covenants.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a 5 year term and bears interest at the rate of 5.5%. As of June 30, 2015 and December 31, 2014, $0.7 million and $0.8 million, respectively, remained outstanding under this term loan.

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

As of June 30, 2015 and December 31, 2014, $56.4 million and $65.2 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

10. INCOME TAXES

Income Tax Benefit (Expense)

Income tax expense was $2.5 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively.  The tax expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The June 30, 2014 expense was due primarily to the acquisition of Schuff.  Income tax benefit (expense) was $3.4 million and ($2.0) million for the six months ended June 30, 2015 and 2014, respectively.

Due to circumstances that could lead to wide variability in the Effective Tax Rate, the Company did not use the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18) to calculate its Q2 2015 interim tax provision. As such, the Q2 tax provision was calculated using a discrete year-to-date approach, by applying the statutory tax rate to the sum of the year-to-date loss plus non-deductible items.

NOL Limitation

As of June 30, 2015, the Company had an estimated NOL carryforward in the amount of $60.1 million. This amount does not include 2015 activity. In the first quarter of 2014, substantial acquisitions of the Company's stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.2 million per year.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Examinations

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

11. COMMITMENTS AND CONTINGENCIES

Litigation

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 Holdings, Inc. acquired approximately 721,000 of the issued and outstanding common shares of Schuff International, Inc. (“Schuff International”) was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the November 6, 2014 Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff International board of directors and HC2 Holdings, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff International following the completion of the tender offer.  Such a short-form merger has never been formally proposed or acted upon and as of June 30, 2015, approximately 342 thousand shares of Schuff International remain in public hands, representing approximately 9% of the outstanding shares of Schuff International.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief.  The defendants filed answers to the Complaint on July 30, 2015.  We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend them vigorously.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. and PTGi.  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility.  Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk.  Xplornet then alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale.  Xplornet alleges that, as a result of the foregoing, they have been damaged in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and Primus Telecommunications Canada, Inc., demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc. Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation while reserving all of its rights under the Equity Purchase Agreement.  On February 5, 2014, Globility, MIPPS Inc., and PTCI filed a Notice of Intent to Defend.  On February 18, 2014, Globility, MIPPS Inc., and PTCI filed a Demand for Particulars.  A Notice of Change of Solicitors to Hunt Partners LLP was filed on behalf of those same entities on April 1, 2014. On March 13, 2015, Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company.  Inukshuk alleges that Globility represented and warranted that it owned the licenses at issue, that Globility held the licenses free and clear, and that no third party had any rights to acquire them.  Inukshuk claims breach of contract and misrepresentation if the Court finds that any of these representations are untrue.

On October 17, 2014, the Company moved for summary judgment against Xplornet arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.  On June 5, 2015, Inukshuk also moved for summary judgment against Xplornet, similarly arguing that there was no agreement between Inukshuk and Xplornet to acquire the licenses in question.  The motions are set for hearing on October 7, 2015.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

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

12. SHARE-BASED COMPENSATION

On April 11, 2014, the Company’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to the Company’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of June 30, 2015, there were 467,371 shares of the Company’s common stock underlying outstanding awards under the Prior Plan.

The Compensation Committee of the Board of Directors of the Company administers the Company’s Omnibus Plan and the Prior Plan and has broad authority to administer, construe and interpret the plans.

The Omnibus Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares. The Omnibus Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment as provided in the Omnibus Plan.

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

There were 691,205 and 1,577,385 options granted during the six months ended June 30, 2015 and 2014, respectively. Of the total options granted during the six months ended June 30, 2015 and 2014, 169,697 and 1,568,864, respectively, of such options were granted to Philip Falcone, pursuant to anti-dilution provisions of a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2015 and 2014 was $3.16 and $1.39, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Six Months Ended June 30,
	2015	2014
Expected option life	5.25 years	6 years
Risk-free interest rate	1.49-1.68%	2.31 - 2.73%
Expected volatility	36.29-39.58%	36.74% - 37.20%
Dividend yield	0%	0%

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Total share-based compensation expense recognized by the Company during the three months ended June 30, 2015 and 2014 was $2.4 million and $0.8 million, respectively. Total share-based compensation expense recognized by the Company during the six months ended June 30, 2015 and 2014 was $4.6 million and $1.0 million, respectively.  Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards using the straight-line basis.

Restricted Stock

A summary of the Company’s restricted stock activity during the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2014	338,702	$4.26
Granted	1,539,114	$9.14
Vested	(977,753)	$8.54
Forfeitures	-	$-
Unvested – June 30, 2015	900,063	$7.97

As of June 30, 2015, the unvested restricted stock represented $5.3 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of shares of unvested restricted stock expected to vest is 900,063.

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2014	3,573,141	$4.27
Granted	691,205	$8.82
Exercised	-	$-
Forfeitures	(4,335)	$2.79
Outstanding – June 30, 2015	4,260,011	$5.01
Eligible for exercise	2,126,747	$4.99

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options (in thousands):

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – June 30, 2015	$15,674	9.2
Options exercisable – June 30, 2015	$7,669	9.0

During the six months ended June 30, 2015, the intrinsic value of the exercised options was $0. As of June 30, 2015, the Company had 2,133,264 unvested stock options outstanding of which $2.5 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.0 year. The number of unvested stock options expected to vest is 2,133,264 shares, with a weighted average remaining life of 9.2 years, a weighted average exercise price of $5.01, and an intrinsic value of $15.7 million.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

13. EQUITY

As of June 30, 2015 and December 31, 2014, there were 25,592,356 and 23,813,085 shares of common stock outstanding, respectively. As of June 30, 2015 and December 31, 2014, there were 54,000 and 41,000 shares of Preferred Stock outstanding, respectively.

Preferred and Common Stock

On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $8.25. In connection with the issuance of the Series A-2 Preferred Stock, the Company amended the certificates of designation governing the Series A Preferred Stock and Series A-1 Preferred Stock on January 5, 2015, which reflected the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.

The Company recorded a beneficial conversion feature on its Series A-1 Preferred Stock as a result of the fair market value of the Company’s common stock exceeding the conversion price. The Company recorded a $0.3 million beneficial conversion feature on its Series A-1 Preferred Stock which was calculated using the intrinsic value ($4.36—$4.25) multiplied by the number of convertible common shares ($11,000,000 / $4.25).

Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date of the Series A Preferred Stock, holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Preferred Stock shall be entitled to cause the Company to redeem their Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change in control occurring on or prior to the third anniversary of the issue date of the Series A Preferred Stock plus and accrued but unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.

The certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company.  The holders of the Series A Preferred Stock have agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. The release of claims was granted as payment in full of the purchase price of the $5.0 million of Notes issued to the holders of the Series A Preferred Stock. The Company recorded this payment to other income (expense), net. See Note 20, “Subsequent Events” for additional information surrounding this transaction.

At any time after the third anniversary of the issue date of the Series A Preferred Stock, the Company may redeem the Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share plus accrued but unpaid dividends. After the third anniversary of the issue date of the Series A Preferred Stock, the Company may force conversion of the Preferred Stock into common stock if the common stock’s thirty-day volume-weighted average price (“VWAP”) exceeds 150% of the then-applicable conversion price and the common stock’s daily VWAP exceeds 150% of the then-applicable conversion price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP.

In the six months ended June 30, 2015, 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock at the option of the holder.

Dividends

During 2015, the Company’s Board of Directors declared cash dividends with respect to the Company’s issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2015	June 30, 2015
Holders of Record Date	March 31, 2015	June 30, 2015
Payment/Accrual Date	April 15, 2015	July 15, 2015
Total Dividend	$1,021	$1,020

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value.  Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants.  Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

●	Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities. Under U.S. GAAP, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

●	Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include long-term debt.

●	Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.  There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2015.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The Company’s investments in available-for-sale securities, recorded at fair value using quoted market prices (a Level I approach), as of June 30, 2015 and December 31, 2014 was $12.3 million and $4.9 million, respectively. The Company’s investments in available-for-sale securities, recorded using other valuation methodologies (a Level II approach), as of June 30, 2015 and December 31, 2014 was $16.1 million and $0, respectively. The estimated aggregate fair value of the Company’s debt, based on significant other observable inputs (a Level II approach) approximated $387.8 million and $338.1 million at June 30, 2015 and December 31, 2014, respectively.

15. RELATED PARTIES

GMSL has investments in various entities for which it exercises significant influence. Summary of transactions with such entities during the three and six months ended June 30, 2015 and balances outstanding at June 30, 2015 is as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net revenue	$8,763	$14,436
Operating expenses	998	1,968
Interest expense	412	822

June 30, 2015
Accounts receivable	$9,269
Long-term debt	40,580
Accounts payable	39

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenue by Geographic Region
United States	$174,028	$80,978	$321,163	$106,258
United Kingdom	102,075	15,608	153,069	33,682
Other	4,879	-	8,558	-
Total	$280,982	$96,586	$482,790	$139,940
Net Revenue by Segment
Telecommunications	$103,965	$42,111	$150,682	$85,465
Manufacturing	130,985	54,475	257,851	54,475
Utilities	1,368	-	2,591	-
Marine Services	43,875	-	70,877	-
Other	789	-	789	-
Total	$280,982	$96,586	$482,790	$139,940
Income (Loss) from Operations
Telecommunications	$118	$(228)	$(89)	$(106)
Life Sciences	(1,690)	(935)	(2,925)	(935)
Manufacturing	11,081	4,126	17,261	4,126
Utilities	(257)	-	(474)	-
Marine Services	5,013	-	8,778	-
Other	(1,610)	-	(1,851)	-
Corporate	(9,381)	(4,060)	(16,606)	(8,269)
Total	$3,274	$(1,097)	$4,094	$(5,184)
Capital Expenditures
Telecommunications	$-	$188	$10	$256
Life Sciences	26	-	26	-
Manufacturing	691	386	1,848	386
Utilities	1,269	-	1,658	-
Marine Services	7,804	-	9,372	-
Corporate	-	-	-	21
Total	$9,790	$574	$12,914	$663

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)
Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	June 30, 2015	December 31, 2014
Long-term investments
Life Sciences	$1,623	$1,916
Marine Services	27,869	26,401
Corporate	42,301	20,357
Total	$71,793	$48,674

	June 30, 2015	December 31, 2014
Property, Plant and Equipment – Net
United States	$79,943	$87,091
United Kingdom	150,711	147,323
Other	5,208	5,437
Total	$235,862	$239,851

	June 30, 2015	December 31, 2014
Total Assets
Telecommunications	$70,788	$24,501
Life Sciences	9,049	11,007
Manufacturing	294,455	281,067
Utilities	29,026	25,391
Marine Services	271,507	283,948
Other (1)	7,878	6,369
Corporate	111,849	91,765
Total	$794,552	$724,048

(1) Other also includes property, plant and equipment—net and total assets related to discontinued operations.

17. BACKLOG

Schuff’s backlog was $329.3 million ($251.0 million under contracts or purchase orders and $78.3 million under letters of intent) at June 30, 2015. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $143.9 million, representing 43.7% of Schuff’s backlog at June 30, 2015, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(UNAUDITED)

Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of the Company under the purchase agreement, which amount was released to the Company in October 2014. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to York upon completion of such adjustments in February 2014. The $0.8 million was recorded as an adjustment to the gain that was recorded in 2013, which resulted in a net gain from this transaction of $13.0 million. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which escrow amount will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. The $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets, of which $0.4 million is reserved.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$-	$3,190	$-	$6,468
Operating expenses	18	3,113	37	6,342
Income (loss) from operations	(18)	77	(37)	126
Interest expense	-	(3)	-	(3)
Interest income and other income (expense)	-	(25)	4	(51)
Income (loss) before income tax	(18)	49	(33)	72
Income tax benefit (expense)	7	(22)	13	(28)
Income (loss) from discontinued operations	$(11)	$27	$(20)	$44

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2015 and 2014 due to the results of operations being a loss from continuing operations, net of tax. For the three and six months ended June 30, 2015, the Company had Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.  For the three and six months ended June 30, 2014, the Company had outstanding stock options and unvested RSUs granted under the Prior Plan as well as certain warrants that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(12,294)	$(3,788)	$(18,434)	$(7,968)
Income (loss) from discontinued operations	(11)	27	(20)	44
Loss from sale of discontinued operations	-	-	-	(784)
Net loss - basic	$(12,305)	$(3,761)	$(18,454)	$(8,708)
Net loss - diluted	$(12,305)	$(3,761)	$(18,454)	$(8,708)
Weighted average common shares outstanding-basic	25,514	16,905	24,838	15,780
Weighted average common shares outstanding-diluted	25,514	16,905	24,838	15,780
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.50)
Income (loss) from discontinued operations	-	-	-	-
Loss from sale of discontinued operations	-	-	-	(0.05)
Loss attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.55)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.50)
Income (loss) from discontinued operations	-	-	-	-
Loss from sale of discontinued operations	-	-	-	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.48)	$(0.22)	$(0.74)	$(0.55)

20. SUBSEQUENT EVENTS

On August 5, 2015, the Company issued $5.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the “Additional 11% Notes”). The Additional 11% Notes will mature on December 1, 2019. The purchasers paid for the Additional 11% Notes by granting the release of claims more fully described below.

The certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company.  The holders of the Series A Preferred Stock have agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. The release of claims was granted as payment in full of the purchase price of the $5.0 million of Notes issued to the holders of the Series A Preferred Stock.

The Additional 11% Notes were issued pursuant to the 11% Notes Indenture, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The Company previously issued $300 million aggregate principal amount of 11% Notes pursuant to the 11% Notes Indenture in connection with two prior offerings. The Additional 11% Notes constitute part of a single class of securities with the 11% Notes and have the same terms as the 11% Notes, other than issue date.

Index
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

Introduction and Overview of Operations

We are a diversified holding company with six reportable segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Utilities, Telecommunications, Life Sciences and Other, which includes operations that do not meet the separately reportable segment thresholds. We expect to continue to focus on acquiring, operating and growing attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns.

Our Manufacturing segment includes Schuff International, Inc. (“Schuff”) and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff’s has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

Our Marine Services segment includes Global Marine Systems Limited (“GMSL”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

Our Utilities segment includes American Natural Gas (“ANG”), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles.

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

In our Life Sciences segment, we operate Pansend, LLC (“Pansend”), which has an 80% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology.

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

Seasonality

In any particular year, net revenue within our Marine Services segment can fluctuate depending on the average temperature in the first quarter and will generally be lower as temperatures are lower. This is especially true as it pertains to installation revenue; maintenance and charter revenue is generally not impacted by seasonality.

Recent Developments

Purchase of United Teacher Associates Insurance Company and Continental General Insurance Company

Index
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

Results of Operations

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare the Company’s results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

The pro forma results of operations for the three and six months ended June 30, 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma results give effect to the acquisitions of Schuff, GMSL and ANG as if they had occurred on January 1, 2014. The pro forma results of operations were derived from the unaudited historical financial statements of Schuff for the five months ended May 26, 2014 and of GMSL and ANG for the six months ended June 30, 2014. Management believes that presenting pro forma net revenue, cost of revenue and selling, general and administrative expenses is important to understanding the Company’s financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of their respective dates, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma results of operations are limited to the discussion of net revenue, cost of revenue and selling, general and administrative expenses, as presented below.

Results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Net Revenue

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	103,965	37.0%	42,111	43.6%	42,111	19.8%	61,854	146.9%
Manufacturing	130,985	46.6%	54,475	56.4%	127,074	59.8%	3,911	3.1%
Marine Services	43,875	15.6%	-	0.0%	43,030	20.3%	845	2.0%
Utilities	1,368	0.5%	-	0.0%	303	0.1%	1,065	351.5%
Other	789	0.3%	-	0.0%	-	0.0%	789	100.0%
Total Net Revenue - pro forma	280,982	100.0%	96,586	100.0%	212,518	100.0%	68,464	32.2%
Less net revenue from:
Manufacturing					(72,599)
Marine Services					(43,030)
Utilities					(303)
Total Net Revenue - GAAP					96,586

Index
Net revenue: Net revenue increased $184.4 million, or 190.9%, to $281.0 million for the three months ended June 30, 2015 from $96.6 million for the three months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, revenues increased $68.5 million driven primarily by our Telecommunications segment and, to a lesser extent, our Manufacturing and Utilities segments.  The increase in Telecommunications was primarily due to the expansion into Latin America and other emerging markets.  The increase in Manufacturing was the result of several major commercial projects in the Southwest and Pacific regions of the United States that began in late 2014.  While our Marine Services segment reported net revenues that were largely flat, on a constant currency basis, net revenue increased by $5.2 million or 12.1%, driven by an increase in vessel utilization during the current year as compared to the prior year.

Cost of Revenue

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	102,105	98.2%	39,530	93.9%	39,530	93.9%	62,575	158.3%
Manufacturing	109,685	83.7%	43,330	79.5%	104,321	82.1%	5,364	5.1%
Marine Services	32,484	74.0%	-	0.0%	32,361	75.2%	123	0.4%
Utilities	820	59.9%	-	0.0%	198	65.3%	622	314.1%
Other	404	51.2%	-	0.0%	-	0.0%	404	100.0%
Total Cost of Revenue - pro forma	245,498	87.4%	82,860	85.8%	176,410	83.0%	69,088	39.2%
Less cost of revenue from:
Manufacturing					(60,991)
Marine Services					(32,361)
Utilities					(198)
Total Cost of Revenue - GAAP					82,860

Cost of revenue: Cost of revenue increased $162.6 million to $245.5 million, or 87.4% of net revenue, for the three months ended June 30, 2015 from $82.9 million, or 85.8% of net revenue, for the three months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, cost of revenue increased $69.1 million driven primarily by our Telecommunications segment, and to a lesser extent, our Manufacturing segment.  The increase in Telecommunications was primarily due to the increase in net revenues. Cost of revenue as a percentage of net revenue increased 430 basis points quarter-over-quarter due to a shift in focus to lower margin but also lower risk customers at our Telecommunications segment.  The increase in Manufacturing was primarily due to the increase in net revenues, as well as additional costs on a project. While our Marine Services segment reported cost of revenues that were largely flat, on a constant currency basis, cost of revenues increased by $3.3 million or 10.3%, driven by an increased cost base due from installation projects and also an increase in fleet operational support costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	1,645	1.6%	2,599	6.2%	2,599	6.2%	(954)	-36.7%
Life Sciences	1,689	0.0%	935	0.0%	935	0.0%	754	80.6%
Manufacturing	9,222	7.0%	6,439	11.8%	11,201	8.8%	(1,979)	-17.7%
Marine Services	2,297	5.2%	-	0.0%	2,932	6.8%	(635)	-21.7%
Utilities	409	29.9%	-	0.0%	188	62.0%	221	117.6%
Other	1,833	232.3%	-	0.0%	-	0.0%	1,833	100.0%
Corporate	9,381	0.0%	4,059	0.0%	4,059	0.0%	5,322	131.1%
Total SG&A - pro forma	26,476	9.4%	14,032	14.5%	21,914	10.3%	4,562	20.8%
Less SG&A from:
Manufacturing					(4,762)
Marine Services					(2,932)
Utilities					(188)
Total SG&A - GAAP					14,032

Selling, general and administrative expenses: Selling, general and administrative expenses increased $12.4 million to $26.5 million, or 9.4% of net revenue, for the three months ended June 30, 2015 from $14.0 million, or 14.5% of net revenue, for the three months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, selling, general and administrative expenses increased $4.6 million driven primarily by our Corporate and Other segments and was partially offset by a decrease in our Manufacturing segment.  The increase in Corporate included $2.4 million higher salaries and benefits resulting from increased headcount, $2.0 million higher professional fees and $0.7 million in travel and entertainment expenses related to our acquisition activity.  The decrease in Manufacturing is primarily due to lower employee-related and travel costs along with lower IT-related expenses. We continue to make a concerted effort to control costs while continuing to invest in business development and information technology to increase profitability within our Manufacturing segment.  The decrease in Marine Services is primarily due to improved cost control measures across general and administrative expenses.

Index
Depreciation and amortization expense: Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $7.2 million and $0.8 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain (loss) on sale or disposal of assets: Loss on sale or disposal of assets was $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively.

 Interest expense: Interest expense was $10.0 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”).

Other income (expense), net: Other income (expense), net was expense of $4.9 million and income of $1.7 million for the three months ended June 30, 2015 and 2014, respectively.  The decrease was due to settlement cost payments to our preferred stockholders.

Foreign currency transaction gain (loss): Foreign currency transactions resulted in gains of $1.8 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. The gains and losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Income (loss) from equity investees: Income from equity investees was $1.4 million and $0 for the three months ended June 30, 2015 and 2014, respectively.  The increase was due to investments that were made starting in the third quarter of 2014.

Income tax expense: Income tax expense was $2.5 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively.  The tax provision expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The June 30, 2014 expense provision was due primarily to the acquisition of Schuff.

Results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Net Revenue

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	150,682	31.2%	85,465	61.1%	85,465	21.1%	65,217	76.3%
Manufacturing	257,851	53.4%	54,475	38.9%	232,216	57.2%	25,635	11.0%
Marine Services	70,877	14.7%	-	0.0%	87,822	21.6%	(16,945)	-19.3%
Utilities	2,591	0.5%	-	0.0%	605	0.1%	1,986	328.3%
Other	789	0.2%	-	0.0%	-	0.0%	789	100.0%
Total Net Revenue - pro forma	482,790	100.0%	139,940	100.0%	406,108	100.0%	76,682	18.9%
Less net revenue from:
Manufacturing					(177,741)
Marine Services					(87,822)
Utilities					(605)
Total Net Revenue - GAAP					139,940

Net revenue: Net revenue increased $342.9 million, or 245.0%, to $482.8 million for the six months ended June 30, 2015 from $139.9 million for the six months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, revenues increased $76.7 million driven primarily by our Telecommunications, Manufacturing and Utilities segments and was partially offset by our Marine Services segment.  The increase was largely due to our Telecommunications segment, due to the expansion into Latin America and other emerging markets; our Manufacturing segment resulting from several major commercial projects in the Southwest and Pacific regions of the United States that began in late 2014 and growth in our Utilities segment from an increase in filling stations.  These increases were offset in part by our Marine Services segment.  On a constant currency basis, net revenue from our Marine Services segment decreased by $9.2 million or 10.5% during the current year as compared to the prior year primarily due to lower vessel utilization.

Index
Cost of Revenue

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	147,383	97.8%	80,637	94.4%	80,637	94.4%	66,746	82.8%
Manufacturing	219,544	85.1%	43,330	79.5%	193,443	83.3%	26,101	13.5%
Marine Services	49,126	69.3%	-	0.0%	62,718	71.4%	(13,592)	-21.7%
Utilities	1,497	57.8%	-	0.0%	397	65.6%	1,100	277.1%
Other	404	51.2%	-	0.0%	-	0.0%	404	100.0%
Total Cost of Revenue - pro forma	417,954	86.6%	123,967	88.6%	337,195	83.0%	80,759	24.0%
Less cost of revenue from:
Manufacturing					(150,113)
Marine Services					(62,718)
Utilities					(397)
Total Cost of Revenue - GAAP					123,967

Cost of revenue: Cost of revenue increased $294.0 million to $418.0 million, or 86.6% of net revenue, for the six months ended June 30, 2015 from $124.0 million, or 88.6% of net revenue, for the six months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, cost of revenue increased $80.8 million driven primarily by our Telecommunications, Manufacturing and Utilities segments partially offset by our Marine Services segment.  The increase in Telecommunications was primarily due to the increase in net revenue. Cost of revenue as a percentage of net revenue increased 350 basis points year over year due to a shift in focus to lower margin but also lower risk customers at our Telecommunications segment.  The increase in Manufacturing was primarily due to the increase in revenue, as well as additional costs on a project.  The decrease in Marine Services was primarily due to a reduced cost base due to the non-recurring charters and installations in the first half of 2014.  On a constant currency basis, cost of revenues for our Marine Services segment decreased by $8.2 million or 13.1%.

Selling, General and Administrative Expenses

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	3,142	2.1%	5,376	6.3%	5,376	6.3%	(2,234)	-41.6%
Life Sciences	2,923	0.0%	935	0.0%	935	0.0%	1,988	212.6%
Manufacturing	19,148	7.4%	6,439	11.8%	20,736	8.9%	(1,588)	-7.7%
Marine Services	4,862	6.9%	-	0.0%	5,684	6.5%	(822)	-14.5%
Utilities	774	29.9%	-	0.0%	375	62.0%	399	106.4%
Other	2,074	262.9%	-	0.0%	-	0.0%	2,074	100.0%
Corporate	16,606	0.0%	7,486	0.0%	7,486	0.0%	9,120	121.8%
Total SG&A - pro forma	49,529	10.3%	20,236	14.5%	40,592	10.0%	8,937	22.0%
Less SG&A from:
Manufacturing					(14,297)
Marine Services					(5,684)
Utilities					(375)
Total SG&A - GAAP					20,236

Selling, general and administrative expenses: Selling, general and administrative expenses increased $29.3 million to $49.5 million, or 10.3% of net revenue, for the six months ended June 30, 2015 from $20.2 million, or 14.5% of net revenue, for the six months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed in 2014.  On a pro forma basis, selling, general and administrative expenses increased $8.9 million driven primarily from our Corporate segment and, to a lesser extent, our Other and Life Sciences segments partially offset by our Telecommunications and Manufacturing segments.  The increase in Corporate included $6.0 million higher salaries and benefits resulting from increased headcount, $2.8 million higher professional fees and $1.0 million higher travel and entertainment expenses related to our acquisition activity and $0.6 million higher general and administrative expenses partially offset by $1.4 million lower occupancy costs.  The decrease in Telecommunications was primarily due to a $1.2 million decrease in salaries and benefits resulting from headcount reductions, a $0.4 million decrease in professional fees and a $0.4 million decrease in general and administrative expenses.  The decrease in Manufacturing was primarily due to lower employee-related and travel costs along with lower legal expenses.  The decrease in Marine Services was primarily due to improved cost control measures across general and administrative expenses.

Index
Depreciation and amortization expense: Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $14.0 million and $1.0 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain (loss) on sale or disposal of assets: Loss on sale or disposal of assets was $1.0 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

 Interest expense: Interest expense was $18.6 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of the Company’s 11% Notes.

Other income (expense), net: Other income (expense), net was expense of $4.7 million and income of $1.6 million for the six months ended June 30, 2015 and 2014, respectively.  The decrease was due to settlement cost payments to our preferred stockholders.

Foreign currency transaction gain (loss): Foreign currency transactions resulted in gains of $1.1 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The gains and losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Income (loss) from equity investees: Loss from equity investees was $1.3 million and $0 for the six months ended June 30, 2015 and 2014, respectively.  The increase was due to investments that were made starting in the third quarter of 2014.

Income tax benefit (expense): Income tax benefit was $3.4 million and expense of $2.0 million for the six months ended June 30, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The June 30, 2014 expense provision was due primarily to the acquisition of Schuff.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for asset impairment expense; gain (loss) on sale or disposal of assets; interest expense; amortization of debt discount; loss on early extinguishment or restructuring of debt; other income (expense), net; foreign currency transaction gain (loss); income tax (benefit) expense; (gain) loss on sale of discontinued operations; gain (loss) from discontinued operations; noncontrolling interest; share-based compensation expense; acquisition costs and depreciation and amortization.

Our second quarter of 2015 Adjusted EBITDA increased to $19.5 million and $25.4 million for the three and six months ending June 30, 2015. The increase in Adjusted EBITDA was largely the result of running our fabrication facilities at or near full capacity for the quarter and our ability to sub contract work at lower costs in our Manufacturing segment along with seasonal trends in our Marine Services segment. This was offset, in part by, early stage investments and increases in deal related diligence expenses in Corporate and Other segments.

	Manufacturing Three Months Ended June 30, 2015	Marine Services Three Months Ended June 30, 2015	Telecommunications Three Months Ended June 30, 2015	Other (1) Three Months Ended June 30, 2015	HC2 Holdings, Inc. Three Months Ended June 30, 2015
Net income (loss)	$5,878	$10,360	$587	$(28,041)	$(11,216)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	498	-	-	-	498
Interest expense	366	963	-	8,712	10,041
Amortization of debt discount	-	-	-	84	84
Other (income) expense, net	(7)	(35)	(1)	4,980	4,937
Foreign currency transaction (gain) loss	-	(1,354)	(468)	-	(1,822)
Income tax (benefit) expense	4,334	6	-	(1,876)	2,464
Loss from discontinued operations	11	-	-	-	11
Noncontrolling interest	499	-	-	(295)	204
Share-based payment expense	-	-	-	2,365	2,365
Acquisition costs	-	-	-	1,969	1,969
Adjusted EBIT	11,579	9,940	118	(12,102)	9,535
Depreciation and amortization	498	4,080	98	560	5,236
Depreciation and amortization (included in cost of revenue)	1,932	-	-	-	1,932
Foreign currency (gain) loss (included in cost of revenue)	-	2,758	-	-	2,758
Adjusted EBITDA	$14,009	$16,778	$216	$(11,542)	$19,461

(1)	Other also includes Utilities, Life Sciences and Corporate.

Index
	Manufacturing Six Months Ended June 30, 2015	Marine Services Six Months Ended June 30, 2015	Telecommunications Six Months Ended June 30, 2015	Other (1) Six Months Ended June 30, 2015	HC2 Holdings, Inc. Six Months Ended June 30, 2015
Net income (loss)	$9,066	$11,967	$63	$(37,373)	$(16,277)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	921	-	50	-	971
Interest expense	710	1,959	-	15,980	18,649
Amortization of debt discount	-	-	-	176	176
Other (income) expense, net	(23)	(37)	(6)	4,810	4,744
Foreign currency transaction (gain) loss	-	(905)	(146)	-	(1,051)
Income tax (benefit) expense	6,904	12	-	(10,285)	(3,369)
Loss from discontinued operations	20	-	-	-	20
Noncontrolling interest	584	-	-	(641)	(57)
Share-based payment expense	-	-	-	4,599	4,599
Acquisition costs	-	-	-	1,969	1,969
Adjusted EBIT	18,182	12,996	(39)	(20,765)	10,374
Depreciation and amortization	977	8,111	196	958	10,242
Depreciation and amortization (included in cost of revenue)	3,807	-	-	-	3,807
Foreign currency (gain) loss (included in cost of revenue)	-	935	-	-	935
Adjusted EBITDA	$22,966	$22,042	$157	$(19,807)	$25,358

(1)	Other also includes Utilities, Life Sciences and Corporate.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

We are a holding company and our liquidity needs are primarily for dividend payments on our Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”), Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”) and Series A-2 Convertible Participating Preferred Stock of the Company (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). We also have liquidity needs related to interest payments on our 11% Notes and any other long-term debt, professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, insurance costs and certain support services. Our current source of liquidity is our cash, cash equivalents and investments, and distributions from our subsidiaries. As of June 30, 2015, we had $68.9 million of cash and cash equivalents compared to $108.0 million as of December 31, 2014. As of June 30, 2015, we had $387.1 million of indebtedness compared to $343.4 million as of December 31, 2014, and as of June 30, 2015, we had $53.0 million of outstanding Preferred Stock compared to $39.8 million as of December 31, 2014.  We are required to make semi-annual interest payments on our outstanding 11% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

We believe that we will continue to meet our liquidity requirements, fund our fixed obligations (such as operating leases), and other cash needs for our operations for at least the next twelve months.

The ability of the Company’s subsidiaries to have access to and or generate sufficient net income and cash flows to make upstream cash distributions and fund their operations is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant. In addition, one or more subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt or equity securities for a variety of purposes, including in order to grow their business, pursue acquisition activities or to manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions. The Company’s liquidity may also be impacted by the capital needs of its current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund acquisitions of operating businesses or assets. Depending on a variety of factors, including the general state of capital markets, operating needs or acquisition size and terms, the Company and its subsidiaries may raise additional capital through the issuance of equity, debt or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to the Company. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our indebtedness or our common or preferred stock through open market purchases, tender offers, negotiated transactions or otherwise.

Index
Pro Forma Capital Expenditures

Pro forma capital expenditures for the three and six months ended June 30, 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014. Pro forma capital expenditures consist of the following (in thousands):

	As Reported	Pro Forma (1)
	Six Months Ended June 30,
	2015	2014
Manufacturing	1,848	9,090
Marine Services	9,372	1,603
Telecommunications	10	256
Utilities	1,658	-
Other	26	21
Total	12,914	10,970

(1)	Telecommunications does not include any pro forma adjustments.

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Restrictive Covenants

The indenture governing our 11% Notes contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  These covenants are subject to a number of important exceptions and qualifications.

The indenture also includes two maintenance covenants:  a maintenance of liquidity covenant and a maintenance of collateral coverage covenant.  The maintenance of liquidity covenant currently provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 6 months.  Beginning on November 20, 2015, unless the Company has a Collateral Coverage Ratio (as defined in the indenture) of at least 2:1, the maintenance of liquidity covenant will provide that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 12 months.  The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (as defined in the Indenture) calculated on a pro forma basis as of the last day of each fiscal quarter of Company may not be less than 1.25:1.   The Company is in compliance with these covenants in the indenture.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional preferred stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

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

Net cash used in operating activities was $47.9 million for the six months ended June 30, 2015 as compared to net cash provided of $9.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net income, net of non-cash operating activity, provided $0.7 million of cash. Other major drivers included an increase in accounts receivable of $61.5 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $12.1 million, an increase in costs and recognized earnings in excess of billings of $7.2 million, a decrease in pension liability of $3.1 million and an increase in inventory of $2.7 million, partially offset by an increase in accrued interconnection costs of $21.0 million, an increase in accrued expenses and other current liabilities of $16.7 million and an increase in accrued income taxes of $1.5 million. For the six months ended June 30, 2014, net income, net of non-cash operating activity, used $3.6 million of cash. Other major drivers included a decrease in accounts receivable of $11.9 million, an increase in accounts payable of $6.3 million and a decrease in prepaid expenses and other current assets of $6.2 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.8 million.

Index
Net cash used in investing activities was $49.2 million for the six months ended June 30, 2015 as compared to $90.8 million for the six months ended June 30, 2014. Net cash used in investing activities for the six months ended June 30, 2015 included a purchase of $8.6 million in equity investments, a purchase of $10.9 million in marketable securities, $12.9 million of capital expenditures and a purchase of $19.3 million in debt securities, partially offset by the sale of assets held for sale of $1.5 million, sale of equity investments of $1.0 million and sale of property and equipment of $1.0 million. Net cash used in investing activities for the six months ended June 30, 2014 included $85.6 million for the Schuff acquisition, Schuff’s purchase of their common stock for $5.0 million and $0.7 million of capital expenditures.

Net cash provided by financing activities was $59.5 million for the six months ended June 30, 2015 as compared to $113.7 million for the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 included $294.3 million of proceeds from credit facilities and the 11% Notes and $14.0 million of proceeds from the issuance of preferred stock, partially offset by $245.7 million used to make principal payments on our credit facilities, $2.0 million of dividends to our preferred stock holders and $1.1 million payment of deferred financing costs. Net cash provided by financing activities for the six months ended June 30, 2014 included $123.4 million of proceeds from credit facilities, $35.1 million of proceeds from the issuance of preferred stock and common stock and $14.4 million of proceeds from the exercise of warrants and stock options, partially offset by $57.7 million used to make principal payments on our credit facilities.

Foreign Currency

Foreign currency can impact our financial results. During the three and six months ended June 30, 2015, approximately 38.1% and 33.5%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, the USD was stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2015 and 2014:

Net Revenue by Location—in USD (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom	102,075	15,608	86,467	554.0%	153,069	33,682	119,387	354.5%

Net Revenue by Location—in Local Currencies (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom (in GBP)	66,644	9,280	57,364	618.1%	100,346	20,207	80,139	396.6%

Index
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

There have been no significant changes in our critical accounting policies since December 31, 2014.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at June 30, 2015 included letters of credit of $3.9 million under the Schuff Facility and performance bonds of $16.4 million.

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

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Related Party Transactions

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company. For a further discussion of related party transactions, refer to Note 15—“Related Parties” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

HC2

Factors or risks that could cause the Company’s actual results to differ materially from the results we anticipate include, but are not limited to:

●	the possibility of indemnification claims arising out of divestitures of businesses;

●	uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

●	the ability of our operating segments to attract and retain customers;

●	increased competition in the markets in which our operating segments conduct their businesses;

●	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

Index
●	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

●	management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;

●	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

●	limitations on our ability to successfully identify and complete any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

●	our ability to integrate acquired businesses and otherwise obtain the benefits of acquisitions that we make;

●	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

●	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

●	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

●	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

●	the impact of covenants in the certificates of designation governing the Company’s Preferred Stock, the 11% Notes Indenture, the credit agreements governing the Schuff Facility and the GMSL Facility and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

●	the impact on the holders of the Company’s common stock if we issue additional shares of the Company common stock or preferred stock;

●	the impact of decisions by the Company’s significant stockholders, whose interest may differ from those of the Company’s other stockholders, or their ceasing to remain significant stockholders;

●	the effect any interests our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

●	our dependence on certain key personnel;

●	our ability to effectively increase the size of our organization, if needed, and manage our growth;

●	the impact of a determination that we are an investment company or personal holding company;

●	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

●	costs and risks associated with litigation;

●	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;

●	our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and

●	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Marine Services / GMSL

Factors or risks that could cause GMSL’s, and thus our Marine Services segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

●	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments the business operates in;

●	project implementation issues and possible subsequent overruns;

●	risks associated with operating outside of core competencies when moving into different market segments;

Index
●	possible loss or severe damage to marine assets;

●	vessel equipment aging or reduced reliability;

●	risks associated with operating two joint ventures in China (China Telecom, Huawei);

●	risks related to foreign corrupt practices and economic sanctions, laws and regulations;

●	changes to the local laws and regulatory environment in different geographical regions;

●	loss of key senior employees;

●	difficulties attracting enough skilled technical personnel;

●	foreign exchange rate risk;

●	liquidity risk; and

●	potential for financial loss arising from the failure by customers to fulfil their obligations as and when these obligations fall due.

Manufacturing / Schuff

Factors or risks that could cause Schuff’s, and thus our Manufacturing segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

●	its ability to realize cost savings from expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

●	uncertain timing and funding of new contract awards, as well as project cancellations;

●	cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise;

●	risks associated with labor productivity, including performance of subcontractors that Schuff hires to complete projects;

●	its ability to settle or negotiate unapproved change orders and claims;

●	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

●	adverse impacts from weather affecting Schuff’s performance and timeliness of completion of projects, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

●	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

●	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on Schuff’s business, financial condition, results of operations or cash flow; and

●	lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing Schuff’s obligations under bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts.

Telecommunications / ICS

Factors or risks that could cause ICS’s, and thus our Telecommunications segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

●	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

●	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

●	its compliance with complex laws and regulations in the U.S. and internationally; and

Index
●	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets.

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

Foreign currency can impact our financial results. During the three and six months ended June 30, 2015, approximately 38.1% and 33.5%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, the USD was stronger on average as compared to the GBP. As a result, the revenue of our subsidiaries whose local currency is GBP increased by more in their local currencies than in USD.

Interest Rate Risk

The Company has interest rate risk with respect to its long-term debt and credit facilities discussed in Note 9—“Long-Term Obligations” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2015, we have a substantial amount of debt with variable rates based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Index
Changes in Internal Control.

There have been no adverse changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11—”Commitments and Contingencies—Litigation” to our condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Note 11—“Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Issuance of Additional 11.000% Senior Secured Notes due 2019

On August 5, 2015, the Company issued $5.0 million aggregate principal amount of its 11.000% Senior Secured Notes due 2019 (the “Notes”).

The Notes were issued pursuant to an indenture, dated as of November 20, 2014 (the “Indenture”), by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The Company previously issued $300 million aggregate principal amount of 11.000% Senior Secured Notes due 2019 (the “Existing Notes”) pursuant to the Indenture in connection with two prior offerings. The Notes constitute part of a single class of securities with the Existing Notes and have the same terms as the Existing Notes, other than issue date.

The issue price of the Notes was 100.0% of par, plus accrued interest from June 1, 2015. The purchasers paid for the Notes by granting the release of claims as described in more detail below. The Notes will mature on December 1, 2019. The other terms and conditions of the Existing Notes, and therefore the Notes, are described in Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing is also qualified in its entirety by reference to the indenture governing the Notes and the Existing Notes, which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014 and is incorporated by reference herein.

Certificates of Designation

The certificates of amendment related to the Company’s  Series A Convertible Participating Preferred Stock (the “Series A Stock”), the Company’s Series A-1 Convertible Participating Preferred Stock (the “Series A-1 Stock” and, together with the Series A Stock and the Company’s Series A-2 Convertible Participating Preferred Stock, the “Convertible Preferred Stock”) that were attached as exhibits to the Company’s current reports on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2014 and January 9, 2015 (collectively, the “Prior Amendments”), did not become effective because they were filed without proper authorization of the stockholders of the Company.  The holders of the Series A Stock have agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Stock remains at $4.25.  The release of claims was granted as payment in full of the purchase price of the $5 million of Notes issued to the holders of the Series A stock.

On August 5, 2015, the Company filed certificates of correction for each series of the Convertible Preferred Stock with the Secretary of State of the State of Delaware implementing certain ministerial changes to the corresponding certificates of designation and declaring the Prior Amendments null and void (the “Certificates of Correction”).  The filing of the Certificates of Correction affects the holders of the Convertible Preferred Stock to the extent provided for in the Certificates of Correction.  The Certificates of Correction are attached as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 4.6 and incorporated herein by reference in their entirety.

Correction of Anti-Dilution Adjustment Option Issuance

As previously disclosed, on October 28, 2014, the Company issued certain contingent options to purchase shares of the Company’s common stock, par value $0.001 (“Common Stock”), to Philip A. Falcone pursuant to anti-dilution provisions in that certain Option Agreement, as reformed and clarified on October 26, 2014, in respect of the Company’s issuance of its Series A Convertible Participating Preferred Stock (“Series A Preferred Stock”) and related pay-in-kind dividends on such Series A Preferred Stock, based on a conversion price of $4.00 with respect to the Series A Preferred Stock, as follows: options to purchase (1) 750,000 shares of Common Stock at $4.05, (2) 2,667 shares of Common Stock at $4.00 and (3) 7,527 shares of Common Stock at $4.46 (collectively, the “Original Series A Contingent Options”).  On August 6, 2015, the Company determined that the Original Series A Contingent Options should have been issued based on a conversion price of $4.25 with respect to the Series A Preferred Stock, as follows: options to purchase (1) 705,882 shares of Common Stock at $4.25, (2) 2,510 shares of Common Stock at $4.25, and (3) 7,084 shares of Common Stock at $4.46 (collectively, the “Corrected Series A Contingent Options”).  On the same date, the Company issued the Corrected Series A Contingent Options to Mr. Falcone contemporaneously with the surrender of the Original Series A Contingent Options for cancellation.  The Corrected Series A Contingent Options otherwise have the same terms as the Original Series A Contingent Options, including vesting in three equal installments, one third on the date of issuance and an additional one-third on each of October 28, 2015 and October 28, 2016, subject to Mr. Falcone’s continued employment with the Company on each vesting date.

ITEM 6.	EXHIBITS

(a) Exhibits (see Exhibit Index following signature page below)

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

HC2 HOLDINGS, INC.

Date: August 10, 2015	By:	/s/ MICHAEL SENA
Michael Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
EXHIBIT INDEX

Exhibit Number		Description

2.1
Stock Purchase Agreement, dated as of April 13, 2015, by and among HC2 Holdings, Inc. (“HC2”), Continental General Corporation and Great American Financial Resources, Inc. (incorporated by reference to HC2’s Current Report on Form 8-K, filed on April 15, 2015) (File No. 001-35210).

4.1		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (filed herewith).

4.2		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on September 22, 2014 (filed herewith).

4.3		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on May 29, 2014 (filed herewith).

4.4		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (filed herewith).

4.5		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 filed on September 22, 2014 (filed herewith).

4.6		Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (filed herewith).

10.1	^	Employment Agreement, dated May 20, 2015, by and between HC2 and Mesfin Demise (filed herewith).

10.2	^	Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (filed herewith).

31		Certifications (filed herewith).

32*		Certification (filed herewith).

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

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