Form 10-Q
period 2015-09-30
HC2 Holdings, Inc.
filed 2015-11-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210
_________________________________________________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 325
Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 865-0700
(Registrant’s telephone number, including area code)
_________________________________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2015
Common Stock, $0.001 par value	25,592,356

HC2 HOLDINGS, INC.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Services revenue	$151,933	$41,267	$373,492	$126,731
Sales revenue	125,534	138,166	386,765	192,642
Net revenue	277,467	179,433	760,257	319,373
Operating expenses:
Cost of revenue - services	138,099	39,464	334,608	120,101
Cost of revenue - sales	103,375	119,175	324,820	162,505
Selling, general and administrative	27,830	20,246	77,359	40,482
Depreciation and amortization	6,593	921	16,835	1,475
Gain on sale or disposal of assets	(1,957)	(448)	(986)	(81)
Lease termination costs	1,124	—	1,124	—
Total operating expenses	275,064	179,358	753,760	324,482
Income (loss) from operations	2,403	75	6,497	(5,109)
Interest expense	(10,343)	(2,103)	(28,992)	(3,116)
Amortization of debt discount	(40)	(805)	(216)	(1,381)
Loss on early extinguishment or restructuring of debt	—	(6,947)	—	(6,947)
Other income (expense), net	1,216	(1,092)	(3,528)	524
Foreign currency transaction gain	1,099	170	2,150	573
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(5,665)	(10,702)	(24,089)	(15,456)
Income (loss) from equity investees	535	(288)	(724)	(288)
Income tax benefit (expense)	649	(4,515)	4,018	(6,470)
Loss from continuing operations	(4,481)	(15,505)	(20,795)	(22,214)
Loss from discontinued operations	(24)	(106)	(44)	(62)
Gain (loss) from sale of discontinued operations	—	663	—	(121)
Net loss	(4,505)	(14,948)	(20,839)	(22,397)
Less: Net income attributable to noncontrolling interest	(65)	(931)	(8)	(1,990)
Net loss attributable to HC2 Holdings, Inc.	(4,570)	(15,879)	(20,847)	(24,387)
Less: Preferred stock dividends and accretion	1,035	1,004	3,212	1,204
Net loss attributable to common stock and participating preferred stockholders	$(5,605)	$(16,883)	$(24,059)	$(25,591)

Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.75)	$(0.96)	$(1.38)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2 Holdings, Inc.	$(0.22)	$(0.72)	$(0.96)	$(1.39)

Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.75)	$(0.96)	$(1.38)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2 Holdings, Inc.	$(0.22)	$(0.72)	$(0.96)	$(1.39)
Weighted average common shares outstanding:
Basic	25,592	23,372	25,093	18,348
Diluted	25,592	23,372	25,093	18,348
See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,505)	$(14,948)	$(20,839)	$(22,397)
Other comprehensive loss
Foreign currency translation adjustment	(6,126)	(21)	(7,998)	(155)
Unrealized loss on available-for-sale securities, net of tax	(2,008)	(1,655)	(5,097)	(1,655)
Less: Comprehensive income attributable to the noncontrolling interest	(65)	(931)	(8)	(1,990)
Comprehensive loss attributable to HC2 Holdings, Inc.	$(12,704)	$(17,555)	$(33,942)	$(26,197)
See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$81,066	$107,978
Short-term investments	3,625	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $1,576 and $2,760 at September 30, 2015 and December 31, 2014, respectively)	187,474	151,558
Costs and recognized earnings in excess of billings on uncompleted contracts	37,266	28,098
Deferred tax asset - current	1,701	1,701
Inventories	14,408	14,975
Prepaid expenses and other current assets	27,835	22,455
Assets held for sale	6,349	3,865
Total current assets	359,724	335,497
Restricted cash	7,196	6,467
Long-term investments	77,154	48,674
Property, plant and equipment, net	221,842	239,851
Goodwill	30,665	27,990
Other intangible assets, net	26,674	31,144
Deferred tax asset - long-term	23,571	15,811
Other assets	18,201	18,614
Total assets	$765,027	$724,048
Liabilities, temporary equity and stockholders' equity
Current liabilities:
Accounts payable	$65,573	$79,794
Accrued interconnection costs	36,689	9,717
Accrued payroll and employee benefits	22,127	20,023
Accrued expenses and other current liabilities	48,338	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	20,045	41,959
Accrued income taxes	1,470	512
Accrued interest	11,567	3,125
Current portion of long-term debt	13,454	10,444
Current portion of pension liability	—	5,966
Total current liabilities	219,263	205,582
Long-term debt	374,404	332,927
Pension liability	27,664	31,244
Other liabilities	8,151	1,617
Total liabilities	629,482	571,370
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	53,403	39,845
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at September 30, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	151,662	147,081
Accumulated deficit	(62,727)	(41,880)
Treasury stock, at cost – 31,626 shares at September 30, 2015 and December 31, 2014	(378)	(378)
Accumulated other comprehensive loss	(28,273)	(15,178)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	60,310	89,669
Noncontrolling interest	21,832	23,164
Total stockholders' equity	82,142	112,833
Total liabilities, temporary equity and stockholders' equity	$765,027	$724,048
See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	1,724	—	—	1,724	—	—	—	—
Proceeds from the exercise of warrants and stock options	24,348	7,590	8	24,340	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividends and accretion	(1,204)			(1,204)	—	—	—	—
Preferred stock beneficial conversion feature	659	—	—	659	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Issuance of restricted stock	—	342	—	—	—	—	—	—
Acquisition of noncontrolling interest	61,080	—	—	—	—	—	—	61,080
Excess of fair value of net assets over purchase price of acquired company	4,674	—	—	4,674	—	—	—	—
Net (loss) income	(22,397)	—	—	—	—	(24,387)	—	1,990
Foreign currency translation adjustment	(155)	—	—	—	—	—	(155)	—
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	—	—	—	—	(1,655)	—
Balance as of September 30, 2014	$127,442	23,658	$24	$134,748	$(378)	$(54,160)	$(15,862)	$63,070

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2014	$112,833	23,813	$24	$147,081	$(378)	$(41,880)	$(15,178)	$23,164
Share-based compensation expense	6,943	—	—	6,943	—	—	—	—
Dividend paid to noncontrolling interest	(1,038)	—	—	—	—	—	—	(1,038)
Preferred stock dividends and accretion	(3,212)	—	—	(3,212)	—	—	—	—
Preferred stock beneficial conversion feature	(375)	—	—	(375)	—	—	—	—
Issuance of common stock	—	5	—	—	—	—	—	—
Issuance of restricted stock	2	1,539	2	—	—	—	—	—
Conversion of preferred stock to common stock	1,000	235	—	1,000	—	—	—	—
Acquisition of noncontrolling interest	(259)	—	—	—	—	—	—	(259)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	43	—	—	—	(43)
Excess of fair value of net assets over purchase price of acquired company	182	—	—	182	—	—	—	—
Net (loss) income	(20,839)	—	—	—	—	(20,847)	—	8
Foreign currency translation adjustment	(7,998)	—	—	—	—	—	(7,998)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	(5,097)	—	—	—	—	—	(5,097)	—
Balance as of September 30, 2015	$82,142	25,592	$26	$151,662	$(378)	$(62,727)	$(28,273)	$21,832
See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,839)	$(22,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	325	(114)
Share-based compensation expense	6,943	1,725
Depreciation and amortization	22,570	4,071
Amortization of deferred financing costs	1,030	288
Lease termination costs	1,124	—
(Gain) loss on sale or disposal of assets	(986)	635
(Gain) loss on sale of investments	(399)	(437)
Equity investment (income)/loss	724	288
Amortization of debt discount	216	1,381
Unrealized (gain) loss on investments	(32)	—
Loss on early extinguishment of debt	—	6,947
Deferred income taxes	(8,143)	1
Other, net	225	—
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	90	57
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(36,099)	6,037
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(9,253)	522
(Increase) decrease in inventories	455	(1,984)
(Increase) decrease in prepaid expenses and other current assets	(4,799)	25,539
(Increase) decrease in other assets	1,483	1,558
Increase (decrease) in accounts payable	(15,675)	1,751
Increase (decrease) in accrued interconnection costs	26,915	(2,618)
Increase (decrease) in accrued payroll and employee benefits	2,936	3,055
Increase (decrease) in accrued expenses and other current liabilities	18,406	(3,785)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(21,933)	(7,695)
Increase (decrease) in accrued income taxes	2,060	(2,198)
Increase (decrease) in accrued interest	8,442	502
Increase (decrease) in other liabilities	(720)	(1,371)
Increase (decrease) in pension liability	(8,665)	—
Net cash (used in) provided by operating activities	(33,599)	11,758
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,751)	(4,064)
Sale of property and equipment and other assets	4,994	3,696
Purchase of equity investments	(11,506)	(15,363)
Sale of equity investments	1,026	—
Sale of assets held for sale	1,479	—
Purchase of available-for-sale securities	(10,857)	(3,277)
Sale of available-for-sale securities	5,850	24
Investment in debt securities	(19,347)	(250)
Sale of investments	—	1,111
Cash paid for business acquisitions, net of cash acquired	(568)	(163,510)
Purchase of noncontrolling interest	(239)	(6,978)

Index

Contribution by noncontrolling interest	—	15,500
Receipt of dividends from equity investees	2,448	—
(Increase) decrease in restricted cash	(727)	—
Net cash used in investing activities	(44,198)	(173,111)
Cash flows from financing activities:
Proceeds from long-term obligations	425,527	492,068
Principal payments on long-term obligations	(379,037)	(294,237)
Payment of fees on restructuring of debt	—	(837)
Payment of deferred financing costs	(1,137)	—
Proceeds from sale of common stock, net	—	6,000
Proceeds from sale of preferred stock, net	14,033	39,765
Proceeds from the exercise of warrants and stock options	—	24,344
Payment of dividends	(3,855)	(750)
Taxes paid in lieu of shares issued for share-based compensation	—	(41)
Net cash provided by financing activities	55,531	266,312
Effects of exchange rate changes on cash and cash equivalents	(4,646)	(2,217)
Net change in cash and cash equivalents	(26,912)	102,742
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$81,066	$111,739
Supplemental cash flow information:
Cash paid for interest	$21,445	$2,388
Cash paid for taxes	$1,701	$7,761
Preferred stock accreting dividends and accretion	$151	$419
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—
Property, plant and equipment included in accounts payable	$1,521	$—
Conversion of preferred stock to common stock	$1,000	$—
See accompanying notes to condensed consolidated financial statements.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BUSINESS

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “HCHC”.

The Company currently has six reportable segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Utilities, Telecommunications, Life Sciences and Other, which includes operations that do not meet the separately reportable segment thresholds.

Our Manufacturing segment includes Schuff International, Inc. (“Schuff”) and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

Our Marine Services segment includes Global Marine Systems Limited (“GMSL”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with our acquisition of GMSL, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

Our Utilities segment includes American Natural Gas (“ANG”), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles.

In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services (“ICS”) business unit.

In our Life Sciences segment, we operate Pansend Life Sciences, LLC (“Pansend”, f/k/a Pansend, LLC), which has a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology. Additionally, in August 2015, the Company purchased 180,415 shares of MediBeacon, Inc., Preferred Stock for $2.9 million for a total ownership of approximately 9%.

In February 2015, the Company sold 586,095 shares of Novatel Wireless, Inc. (“Novatel”) common stock and a warrant to purchase 293,047 shares of Novatel's common stock for $1.0 million which resulted in a gain of $0.2 million. In March 2015, the Company exercised a warrant to purchase 3,824,600 shares of Novatel's common stock for $8.6 million and also acquired a new warrant to purchase 1,593,583 shares of Novatel's common stock at $5.50 per share. The Company’s ownership increased to approximately 23% of Novatel’s common stock. A basis difference, net of tax for the additional investment in March 2015, of $5.6 million consists of a trade name of $0.6 million (amortized over 15 years), a technology and customer intangible of $0.8 million (amortized over 7 years) and goodwill of $4.2 million.

In the first quarter of 2015, the Company purchased $3.0 million of convertible debt of DTV America Corporation (“DTV”) in aggregate. The convertible debt earned 10% interest. In addition, the Company acquired share purchase warrants, which are exercisable for 666,667 and 333,333 DTV's common shares until January 20, 2018 and March 6, 2018, respectively, at an exercise price of $2.00 per share. The principal balance and accrued interest of the convertible debt was automatically converted into 2,081,693 shares of common stock on June 30, 2015.

In April 2015, the Company purchased a $16.1 million convertible debenture (the "Debenture") of Gaming Nation, Inc. ("Gaming Nation"). The Debenture earns 6% interest in-kind and the principal and interest is convertible at the Company's option into Gaming Nation's common shares at a conversion price of $2.25. On June 9, 2015, the Debenture became convertible into 8,888,889 of Gaming Nation's common shares until June 9, 2017. In addition, the Company acquired a share purchase

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

warrant, which is exercisable for 28,126,068 of Gaming Nation's common shares until April 6, 2020 at varying exercise prices, commencing at $5.00 per share for the first 2 years. For the quarter ended September 30, 2015, the Company recorded a foreign currency translation loss of $1.2 million and unrealized loss on fair value of the Debenture of $2.6 million within other comprehensive income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2015, the Company has a 97% interest in GMSL, a 91% interest in Schuff, a 53% interest in ANG and a 100% interest in DMi, Inc. Through its subsidiary, Pansend, the Company has a 77% interest in Genovel Orthopedics, Inc. and a 61% interest in R2 Dermatology. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the third quarter of 2015 ended on September 27, 2015.

Reclassification - Certain previous year amounts have been reclassified to conform with current year presentations related to the reporting of new balance sheet line items.

Newly Adopted Accounting Principles - In April 2014, an update was issued to the Presentation of Financial Statements Topic No. 205 and Property, Plant and Equipment Topic No. 360, Accounting Standards Update (“ASU”) 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations. The ASU revises the definition of a discontinued operation and expands the disclosure requirements. Entities should not apply the amendments to a component of an entity that is classified as held for sale before the effective date even if it is disposed of after the effective date. That is, the ASU must be adopted prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in the financial statements. On January 1, 2015, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements - In September 2015, the FASB issued ASU 2015-16, “Business Combination Topic No. 805: Simplifying the Accounting for Measurement - Period Adjustments”, which requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest Subtopic No. 835-30: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers Topic No. 606: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2018. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In July 2015, the FASB issued ASU 2015-11, “Inventory Topic No. 330: Simplifying the Measurement of Inventory”, which requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU will continue to be measured at the lower of cost or market. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2017. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In May 2015, the FASB issued ASU 2015-8, “Business Combinations Topic No. 805: Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)”, which rescinds certain SEC guidance in order to confirm with ASU 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-3, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In February 2015, the FASB issued ASU 2015-2, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Schuff

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. During the fourth quarter of 2014 and the nine months ended September 30, 2015, the final results of a tender offer for all outstanding shares of Schuff were announced and various open-market purchases were made, which resulted in our acquisition of an additional 816,414 shares and an increase in our ownership interest to 91%. The Company acquired Schuff to expand the business that it engages in and saw Schuff as an opportunity to enter the steel fabrication and erection market.

The table below summarizes the fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. The Company purchased 2.5 million shares of common stock of Schuff for $78.8 million. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 60% interest, and the fair value of the noncontrolling interest of 40%.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

Amortizable Intangible Assets

The Schuff trade name was valued using a relief from royalty methodology. An estimated 60% of Schuff's revenue is generated from Schuff’s relationship with general contractors. Thus, a value of the Schuff trade name was calculated based on the present value of Schuff’s projected revenues for 15 years multiplied by 60%. The Schuff trade name was valued at $4.5 million and is being amortized over a 15 year life.

ASC 810 requires that transactions that result in an increase in ownership of a subsidiary be accounted for as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the controlling interest’s decreased ownership interest in the subsidiary’s net assets and any difference between the consideration paid by the parent to a noncontrolling interest holder (or contributed by the parent to the net assets of the subsidiary) and the adjustment to the carrying amount of the noncontrolling interest in the subsidiary is recognized directly in equity attributable to the controlling interest. Due to the increase of the Company’s ownership of Schuff to 91% from the May 2014 acquisition date through December 31, 2014, the Company recorded an adjustment to Schuff’s noncontrolling interest of $3.4 million and recorded as the excess book value over the fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. In the nine months ended September 30, 2015, the Company acquired an additional 7,371 shares of Schuff that resulted in less than $0.1 million of excess book value over fair value of purchased noncontrolling interest in the Company’s condensed consolidated statement of stockholders’ equity. The ownership interest of 91% did not change.

ANG

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of ANG (the “ANG Preferred Stock”), representing an approximately 51% interest in ANG. The ANG Preferred Stock was convertible into 1,033,333 shares of common stock and also has voting rights. The noncontrolling interest represents 1,000,000 shares of common stock; thereby the Company has a controlling interest. The Company acquired ANG for its strong growth potential which is in line with the Company’s strategy to find businesses that it can operate to generate high returns and significant cash flow.

The table below summarizes the fair values of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $17.7 million, which represented both the cash paid by the Company for its 51% interest ($15.5 million), and the fair value of the noncontrolling interest of 49%, which we determined to be $2.2 million.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$15,704
Accounts receivable	306
Prepaid expenses and other current assets	31
Inventories	27
Property and equipment, net	1,921
Customer contracts	2,700
Trade names	6,300
Other assets	2
Total assets acquired	26,991
Accounts payable	49
Accrued payroll and employee benefits	5
Accrued expenses and other current liabilities	26
Billings in excess of costs and recognized earnings on uncompleted contracts	114
Current portion of long-term debt	34
Long-term debt	870
Deferred tax liability	3,349
Total liabilities assumed	4,447
Fair value of net assets acquired	22,544

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Less purchase price	15,500
Less fair value of noncontrolling interest	2,189
Excess of fair value of net assets over purchase price	$4,855

The acquisition of ANG resulted in an excess of the fair value of the net assets acquired over the purchase price of $4.9 million. The Company does not believe that the circumstances surrounding the transaction give rise to a bargain purchase. The existing shareholders of ANG continue to manage the day-to-day operations and own the noncontrolling interest. Accordingly, due to the related party nature of the transaction, management has recorded the excess of the fair value of the assets acquired over the purchase price in additional paid-in capital.

Amortizable Intangible Assets

The ANG trade name was valued using a relief from royalty methodology. The value of the ANG trade name was calculated based on ANG’s projected revenues for 10 years. An estimated royalty of 4% (looking at other market participants) was calculated net of tax based upon those revenues and present valued over 10 years. The ANG trade name was valued at $6.3 million and is being amortized over a 10 year life. Customer contracts were valued using a multi-period excess earnings methodology. The value of the customer contracts ANG holds for its owned and operated facilities was calculated based on the present value of ANG’s net income from those contracts for 10 years. The customer contracts were valued at $2.7 million and is being amortized over a 10 year life.

GMSL

On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited and its subsidiary, GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness of approximately $130 million, leaving a net enterprise value of approximately $130 million. GMSL is a leading provider of engineering and underwater services on submarine cables. The Company acquired GMSL for its attractive valuation and strong cash position.

The table below summarizes the fair values of the GMSL assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of GMSL was valued at $130 million, which represented both the cash paid by the Company for its 97% interest, and the fair value of the noncontrolling interest of 3%.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$62,555
Accounts receivable	26,183
Prepaid expenses and other current assets	22,111
Inventories	7,395
Restricted cash	4,682
Property and equipment, net	152,022
Customer contracts	8,121
Trade name	1,137
Developed technology	1,299
Goodwill	493
Investments	28,876
Other assets	7,482
Total assets acquired	322,356
Accounts payable	8,965
Accrued expenses and other current liabilities	46,992
Accrued income taxes	1,251
Current portion of long-term debt	8,140
Long-term debt	78,356

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension liability	45,923
Deferred tax liability	1,163
Other liabilities	1,178
Total liabilities assumed	191,968
Enterprise value	130,388
Less fair value of noncontrolling interest	3,803
Purchase price attributable to controlling interest	$126,585

The acquisition of GMSL resulted in goodwill of approximately $0.5 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

After the June 30, 2015 financial statements were issued, we updated certain balance sheet items under the purchase price allocation. The carrying value of the property and equipment, net was reduced by $5.0 million, the carrying value of the investments was increased by $4.6 million and a deferred tax liability of $0.1 million was established on the developed technology intangible asset. These increases and decreases resulted in the creation of $0.5 million of goodwill.

Amortizable Intangible Assets

•
Customer contracts were valued using a multi-period excess earnings methodology. Projected revenues and margins were used to forecast the earnings for each contract taking into consideration probabilities of contract renewals. Three customer contracts were valued at £5.0 million ($8.1 million using the exchange rate in effect at the time of acquisition) and are being amortized over a 15 year life.

•
The GMSL trade name was valued using a relief from royalty methodology. Given an element of uncertainty surrounding the GMSL trade name, and consistent with likely market participant use, a probability of continuing use was applied to the projected revenue stream. The GMSL trade name was valued at £0.7 million ($1.1 million using the exchange rate in effect at the time of acquisition) and is being amortized over a 3 year life.

•
The developed technology was valued using a relief from royalty methodology. The fair value was estimated based on the revenue attributable to developed technology and the hypothetical royalties avoided by owning the technology as well as the current royalties earned, the revenue stream was adjusted for technology obsolescence, as the technology will decay over time and be replaced by new technologies. The developed technology was preliminarily valued £0.8 million ($1.3 million using the exchange rate in effect at the time of acquisition) and is being amortized over a 4 year life.

GMSL's Joint Ventures (accounted for under the Equity Method)

•
S. B. Submarine Systems Co., Ltd. (“SBSS”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. From there, debt was added and a 35% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £9.7 million ($15.8 million using the exchange rate in effect at the time of acquisition).

•
Huawei Marine Networks Co., Ltd. – This investment was valued using a market approach (guideline public company method) and cost approach (book value of equity) and weighted each 50-50 to arrive at an operating value. There was no debt but a 30% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £4.3 million ($7.0 million using the exchange rate in effect at the time of acquisition).

•
International Cableship Pte., Ltd. – This investment was valued using a cost approach (book value of equity) to arrive at an operating value. There was no debt but a 20% ‘discount for the lack of marketability’ was applied to arrive at a

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The valuation resulted in a fair value of £2.8 million ($4.5 million using the exchange rate in effect at the time of acquisition).

•
Sembawang Cable Depot Pte., Ltd. – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. There was no debt, but a 20% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £0.7 million. ($1.1 million using the exchange rate in effect at the time of acquisition).

•	Other investments were valued at £0.3 million ($0.5 million using the exchange rate in effect at the time of acquisition). The fair value was determined to approximate carrying value.

•
Basis Differences – The total fair values of the named investments above was £17.5 million, while the carrying value (based on GMSL’s ownership percentage and using the balance sheets as of December 31, 2014) was £25.2 million. This resulted in a basis difference of £7.7 million ($12.5 million using the exchange rate in effect at the time of acquisition), of which the majority of was attributable to SBSS. This basis difference will be accreted up over a 9 year period which will result in the increase to the investment in SBSS.

Pro Forma Adjusted Summary

The results of operations for Schuff, ANG, and GMSL have been included in the consolidated financial statements subsequent to their acquisition dates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisitions of Schuff, ANG and GMSL had occurred on January 1, 2014. This information neither purports to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net revenue	$223,927	$630,035

Net income (loss) from continuing operations	(11,009)	1,636
Net income (loss) from discontinued operations	(3,067)	(3,115)
Gain (loss) from sale of discontinued operations	663	(121)
Net income (loss) attributable to HC2	$(13,413)	$(1,600)

Per share amounts:
Income (loss) from continuing operations	$(0.47)	$0.09
Income (loss) from discontinued operations	(0.13)	(0.17)
Gain (loss) from sale of discontinued operations	0.03	(0.01)
Net income (loss) attributable to HC2	$(0.57)	$(0.09)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the nine months ended September 30, 3014. Transaction costs incurred in connection with the GMSL acquisition were $4.3 million during the nine months ended September 30, 2014. The Company recorded net revenue and net income (loss) as follows (in thousands):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Net Revenue	Net Income (Loss)	Net Revenue	Net Income (Loss)
Schuff	$137,706	$3,491	$192,182	$6,065
ANG	460	(386)	460	(386)

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Contract receivables:
Contracts in progress	$116,353	$105,071
Unbilled retentions	29,292	32,850
Trade receivables	43,235	16,202
Other receivables	170	195
Allowance for doubtful accounts	(1,576)	(2,760)
	$187,474	$151,558

5. CONTRACTS IN PROGRESS

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Costs incurred on contracts in progress	$636,345	$531,129
Estimated earnings	96,953	73,540
	733,298	604,669
Less progress billings	716,077	618,530
	$17,221	$(13,861)
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	37,266	28,098
Billings in excess of costs and recognized earnings on uncompleted contracts	20,045	41,959
	$17,221	$(13,861)

6. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$12,294	$12,956
Work in process	1,697	1,779
Finished goods	417	240
	$14,408	$14,975

7. INVESTMENTS

As of September 30, 2015 and December 31, 2014, the fair value of the available for sale securities recorded within short-term investments was $2.6 million and $4.9 million, respectively. As of September 30, 2015, our cost basis in available for sale securities recorded within short-term investments was $6.0 million, on which the Company had unrealized losses on such securities of $3.4 million recorded in accumulated other comprehensive loss. As of December 31, 2014, our cost basis in

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

available for sale securities recorded within short-term investments was $2.4 million, on which the Company had unrealized gains on such securities of $2.5 million recorded in accumulated other comprehensive loss.

The Company's long-term investments are summarized as follows (in thousands):

September 30, 2015	Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Common Equity
Novatel Wireless, Inc.	$11,430	$—	$—	$11,430
DTV America Corporation	2,828	1,856	—	4,684
Total Common Equity	14,258	1,856	—	16,114
Preferred Equity
NerVve Technologies, Inc.	4,619	—	—	4,619
Benevir Biopharm, Inc.	1,429	—	—	1,429
MediBeacon, Inc.	2,842	—	—	2,842
Total Preferred Equity	8,890	—	—	8,890
GMSL Joint Ventures
S. B. Submarine Systems Co., Ltd.	17,680	—	—	17,680
International Cableship Pte., Ltd.	1,181	—	—	1,181
Sembawang Cable Depot Pte., Ltd.	1,011	—	—	1,011
Huawei Marine Networks Co., Ltd	14,351	—	—	14,351
Visser Smit Global Marine Partnership	430	—	—	430
Total GMSL Joint Ventures	34,653	—	—	34,653
Convertible Debt
Gaming Nation, Inc.	10,060	—	(3,398)	6,662
mParticle	500	—	—	500
Total Convertible Debt	10,560	—	(3,398)	7,162
Warrants
Novatel Wireless, Inc.	3,097	—	—	3,097
Gaming Nation, Inc	6,036	—	(443)	5,593
DTV America Corporation	295	317	—	612
Total Warrants	9,428	317	(443)	9,302
Other Equity
Kaneland, LLC	1,033	—	—	1,033
Total long-term investments	$78,822	$2,173	$(3,841)	$77,154

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Common Equity
Novatel Wireless, Inc.	10,462	—	—	10,462
Preferred Equity
NerVve Technologies, Inc.	5,538	—	—	5,538
Benevir Biopharm, Inc.	1,915	—	—	1,915
Total Preferred Equity	7,453	—	—	7,453
GMSL Joint Ventures
Global Cable Technology Ltd.	50	—	—	50
S. B. Submarine Systems Co., Ltd.	12,882	—	—	12,882
International Cableship Pte., Ltd.	2,111	—	—	2,111
Sembawang Cable Depot Pte., Ltd.	808	—	—	808
Huawei Marine Networks Co., Ltd	10,087	—	—	10,087
Visser Smit Global Marine Partnership	464	—	—	464
Total GMSL Joint Ventures	26,402	—	—	26,402
Convertible Debt
mParticle	250	—	—	250
Warrants
Novatel Wireless, Inc.	2,956	—	—	2,956
Other Equity
Kaneland, LLC	1,151	—	—	1,151
Total long-term investments	$48,674	$—	$—	$48,674

Summarized income statement information for our significant equity method investments for the nine months ended August 31, 2015 (which we record on a one month lag) is as follows (in thousands):

Net Revenue	$159,339
Gross Profit	40,736
Loss from continuing operations	(25,749)
Net loss	(31,192)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2015 are as follows (in thousands):

	Schuff	GMSL	ICS	Other	Total
Balance as of December 31, 2014	$24,612	$—	$3,378	$—	$27,990
Effect of change in foreign currency exchange rates	—	—	—	—	—
Acquisition of business	(122)	1,016	—	1,781	2,675
Balance as of September 30, 2015	$24,490	$1,016	$3,378	$1,781	$30,665

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	(26)	—	—	—	—	(26)
Amortization	(224)	(265)	(472)	—	—	—	(961)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of September 30, 2015	$4,080	$706	$5,565	$—	$—	$—	$10,351

Customer relationships
Balance as of December 31, 2014	$—	$7,333	$4,881	$—	$—	$—	$12,214
Effect of change in foreign currency exchange rates	—	(155)	—	—	—	—	(155)
Amortization	—	(380)	(325)	—	—	—	(705)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of September 30, 2015	$—	$6,798	$4,556	$—	$—	$—	$11,354

Developed technology
Balance as of December 31, 2014	$—	$1,456	$—	$—	$—	$—	$1,456
Effect of change in foreign currency exchange rates	—	(37)	—	—	—	—	(37)
Amortization	—	(227)	—	—	(638)	—	(865)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	4,195	—	4,195
Balance as of September 30, 2015	$—	$1,192	$—	$—	$3,557	$—	$4,749

Other
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	—	—	(1)	—	—	(1)
Acquisition of business	—	—	—	—	—	—	—
Asset acquisition	—	—	20	65	—	—	85
Reclassification	—	—	—	—	(6,000)	—	(6,000)
Balance as of September 30, 2015	$—	$—	$20	$178	$—	$22	$220

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,786	$10,918	$114	$6,000	$22	$31,144
Effect of change in foreign currency exchange rates	—	(218)	—	—	—	—	(218)
Amortization	(224)	(872)	(797)	(1)	(638)	—	(2,532)
Acquisition of business	—	—	—	—	—	—	—
Asset acquisition	—	—	20	65	—	—	85
Reclassification	—	—	—	—	(1,805)	—	(1,805)
Balance as of September 30, 2015	$4,080	$8,696	$10,141	$178	$3,557	$22	$26,674

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior Secured Notes collateralized by certain of the Company's and its subsidiaries' assets, with interest payable semi-annually based on a fixed annual interest rate of 11% with principal due in 2019	$305,000	$250,000
Note payable collateralized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	13,432	16,732
Note payable collateralized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,167	4,635
Note payable collateralized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	11,029	8,333
Line of credit collateralized by Schuff's HOPSA assets, with interest payable monthly at 5.25% plus 1% of Special Interest Compensation Fund	2,000	—
Note payable collateralized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	698	810
Obligations under capital leases	53,389	65,176
Other	22	30
Credit and security agreement for Schuff to advance up to a maximum amount of $50.0 million	—	—
Subtotal	389,737	345,716
Original issue discount on Senior Secured Notes	(1,879)	(2,345)
Subtotal	387,858	343,371
Less: Current portion of long-term obligations	13,454	10,444
Total long-term obligations	$374,404	$332,927

Aggregate debt maturities are as follows (in thousands):

2015	$4,881
2016	11,684
2017	11,953
2018	14,880
2019	317,910
Thereafter	28,429
$389,737

Aggregate maturities for the capital leases are as follows (in thousands):

2015	$1,681
2016	6,706
2017	6,697
2018	10,208
2019	10,207
Thereafter	30,938
Total minimum principal & interest payments	66,437
Less: Amount representing interest	(13,048)
Total capital lease obligations	$53,389

The interest rates on the capital leases range from approximately 4% to 10%.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “Existing Notes”). The Existing Notes were issued at 99.05% of par, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the Existing Notes were used to pay off a senior secured credit facility which provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”) that was entered into in connection with the GMSL acquisition. On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “New Notes” and together with the Existing Notes, the “11% Notes). The New Notes were issued at 100.5% of par, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, the Company issued an additional $5.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the “Additional 11% Notes” and together with the New Notes and the Existing Notes, the “11% Notes”). The purchasers paid for the Additional 11% Notes by granting a claims release (see Note 13 "Equity" for additional information). The 11% Notes were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11% Notes Indenture”).

Maturity and Interest. The 11% Notes mature on December 1, 2019. The 11% Notes accrue interest at a rate of 11% per year. Interest on the 11% Notes is paid semi-annually on December 1st and June 1st of each year.

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

Certain Covenants. The 11% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of September 30, 2015, HC2 was in compliance with these covenants.

Redemption Premiums. The Company may redeem the 11% Notes at a redemption price equal to 100.0% of the principal amount of the 11% Notes plus a make-whole premium before December 1, 2016. The make-whole premium is the greater of (i) 1% of principal amount or (ii) the excess of the present value of redemption price at December 1, 2016 plus all required interest payments through December 1, 2016 over the principal amount. After December 1, 2016, the Company may redeem the 11% Notes at a redemption price equal to 100% of the principal amount plus accrued interest. The Company is required to make an offer to purchase the 11% Notes upon a change of control at a purchase price equal to 101% of the principal amount of the 11% Notes on the date of purchase plus accrued interest.

Terminated HC2 Credit Facilities

In 2014, the Company entered into (i) a senior secured credit facility providing for an eighteen month, floating interest rate term loan of $80 million (the “May Credit Facility”) to finance a portion of the acquisition of Schuff, (ii) a senior unsecured credit facility consisting of a term loan of $17 million (the “Novatel Acquisition Term Loan”) for the purpose of acquiring an ownership interest in Novatel and (iii) the September Credit Facility to finance a portion of the acquisition of GMSL. The Company used a portion of the proceeds from the September Credit Facility to repay the May Credit Facility and

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Novatel Acquisition Term Loan. The Company used the net proceeds from the issuance of the Existing Notes to repay the September Credit Facility.

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

Schuff Credit Facilities

Schuff has a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to Schuff. On October 21, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo allowed for the issuance of a note payable up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”). At September 30, 2015 and December 31, 2014, Schuff had borrowed $11.0 million and $8.4 million, respectively, under the Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital). The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments.

On May 6, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). At September 30, 2015 and December 31, 2014, Schuff had borrowed $4.2 million and $4.6 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

The Schuff Facility has a floating interest rate of LIBOR plus 3.0% (3.32% at September 30, 2015) and requires monthly interest payments. As of September 30, 2015 and December 31, 2014, Schuff had no amounts outstanding under the Schuff Facility. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At September 30, 2015, the Company was in compliance with these covenants.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There was $3.9 million in outstanding letters of credit issued and $46.1 million available under the Schuff Facility at September 30, 2015. At September 30, 2015, Schuff had $2.0 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $0.5 million available under Schuff’s International LOC at September 30, 2015.

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). This GMSL facility has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of September 30, 2015 and December 31, 2014, $13.4 million and $16.7 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At September 30, 2015, GMSL was in compliance with these covenants.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a 5 year term and bears interest at the rate of 5.5%. As of September 30, 2015 and December 31, 2014, $0.7 million and $0.8 million, respectively, remained outstanding under this term loan.

GMSL Capital Leases

GMSL is a party to two leases to finance the use of two vessels: the Innovator (such applicable lease, the “Innovator Lease”) and the Cable Retriever (such applicable lease, the “Cable Lease,” and together with the Innovator Lease, the “GMSL Leases”). The Innovator Lease expires in 2018, subject to the Company’s ability to extend the Innovator Lease for four one year periods through 2022. The principal amount thereunder bears interest at the rate of approximately 10.4%. The Cable Lease expires in 2023. The principal amount thereunder bears interest at the rate of approximately 4.0%.

As of September 30, 2015 and December 31, 2014, $53.4 million and $65.2 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

10. INCOME TAXES

Income Tax Benefit (Expense)

Income tax was a benefit of $0.6 million and an expense of $4.5 million for the three months ended September 30, 2015 and 2014, respectively.  The tax expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The September 30, 2014 expense was due primarily to the acquisition of Schuff.  Income tax was a benefit $4.0 million and an expense of $6.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18) to calculate its third quarter 2015 interim tax provision.

NOL Limitation

As of September 30, 2015, the Company had an estimated NOL carryforward in the amount of $61.1 million. This amount does not include 2015 activity. In the first quarter of 2014, substantial acquisitions of the Company's stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.2 million per year.

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.
On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of Schuff was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the November 6, 2014 Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff board of directors and HC2, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff International following the completion of the tender offer.  Such a short-form merger has never been formally proposed or acted upon and as of September 30, 2015, approximately 341 thousand shares of Schuff remain in public hands, representing approximately 9% of the outstanding shares of Schuff. The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. Defendants are currently preparing for the discovery phase of the case. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend them vigorously.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2)("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility.  Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk.  Xplornet then alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale.  Xplornet alleges that, as a result

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the foregoing, they have been damaged in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement.  On February 5, 2014, Globility, MIPPS Inc., and PTCI filed a Notice of Intent to Defend.  On February 18, 2014, Globility, MIPPS Inc., and PTCI filed a Demand for Particulars.  A Notice of Change of Solicitors to Hunt Partners LLP was filed on behalf of those same entities on April 1, 2014. On March 13, 2015, Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company.  Inukshuk alleges that Globility represented and warranted that it owned the licenses at issue, that Globility held the licenses free and clear, and that no third party had any rights to acquire them.  Inukshuk claims breach of contract and misrepresentation if the Court finds that any of these representations are untrue.

On October 17, 2014, the Company moved for summary judgment against Xplornet arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.  On June 5, 2015, Inukshuk also moved for summary judgment against Xplornet, similarly arguing that there was no agreement between Inukshuk and Xplornet to acquire the licenses in question.

On September 17, 2015, Xplornet amended its claim to change its theory from breach of a written letter of intent allegedly accepted on July 12, 2011 to breach of an oral agreement allegedly entered on July 7, 2011. The Primus Defendants (including the Company) amended their Statement of Defence and motion for summary judgment on October 6, 2015 to include a statute of limitations defense based on this change in theory. The Primus Defendants (including the Company) also filed procedural motions relating to the amendment. Xplornet disputes that the amendment changed its theory and opposes summary judgment. The hearing on summary judgment is now re-scheduled from October 7, 2015 to March 31, 2016.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

12. SHARE-BASED COMPENSATION

On April 11, 2014, the Company’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to the Company’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of September 30, 2015, there were 467,371 shares of the Company’s common stock underlying outstanding awards under the Prior Plan.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were 1,406,681 and 1,645,685 options granted during the nine months ended September 30, 2015 and 2014, respectively. Of the total options granted during the nine months ended September 30, 2015 and 2014, 885,173 and 1,568,864, respectively, of such options were granted to Philip Falcone, pursuant to anti-dilution provisions of a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2015 and 2014 was $1.55 and $1.40, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Nine Months Ended September 30,
	2015	2014
Expected option life	5.38 years	6.00 years
Risk-free interest rate	1.49% - 1.68%	1.96% - 2.73%
Expected volatility	36.29% - 40.50%	36.74% - 37.80%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company during the three months ended September 30, 2015 and 2014 was $2.3 million and $0.7 million, respectively. Total share-based compensation expense recognized by the Company during the nine months ended September 30, 2015 and 2014 was $6.9 million and $1.7 million, respectively.  Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards using the straight-line basis.

Restricted Stock

A summary of the Company’s restricted stock activity during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	338,702	$4.26
Granted	1,539,114	$9.14
Vested	(1,008,253)	$8.40
Forfeitures	—	$—
Unvested - September 30, 2015	869,563	$8.10

As of September 30, 2015, the unvested restricted stock represented $3.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 0.9 years. The number of shares of unvested restricted stock expected to vest is 869,563.

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2014	3,573,141	$4.27
Granted	1,406,681	$6.49
Exercised	—	$—
Forfeitures	(764,529)	$4.05
Outstanding - September 30, 2015	4,215,293	$5.05
Eligible for exercise	2,117,941	$5.02

Total options granted during the nine months ended September 30, 2015 include 715,476 options resulting from an option modification whereby 760,194 options were forfeited in the exchange. The modification related to the adjustment to the exercise price and number of options that are calculated on the Series A Preferred Stock. The Company has evaluated the

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impact of modification accounting under ASC 718 and concluded that the modification of terms of such instruments did not result in an increase in fair value before and after the modification date.

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options:

	Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Options Outstanding - September 30, 2015	$9,021	8.91
Options exercisable - September 30, 2015	$4,466	8.78

As of September 30, 2015, the Company had 2,097,352 unvested stock options outstanding of which $1.8 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 0.74 years. The number of unvested stock options expected to vest is 2,097,352 shares, with a weighted average remaining life of 8.91 years, a weighted average exercise price of $5.05, and an intrinsic value of $4.6 million.

13. EQUITY

As of September 30, 2015 and December 31, 2014, there were 25,592,356 and 23,813,085 shares of common stock outstanding, respectively. As of September 30, 2015 and December 31, 2014, there were 54,000 and 41,000 shares of Preferred Stock outstanding, respectively.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. The release of claims was granted as payment in full of the purchase price of the $5.0 million aggregate principal amount of the Additional 11% Notes issued to the holders of the Series A Preferred Stock in August 2015. The Company recorded this payment to other income (expense), net.

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

In the nine months ended September 30, 2015, 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock at the option of the holder.

Dividends

During 2015, the Company’s Board of Directors declared cash dividends with respect to the Company’s issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2015	June 30, 2015	September 30, 2015
Holders of Record Date	March 31, 2015	June 30, 2015	September 30, 2015
Payment/Accrual Date	April 15, 2015	July 15, 2015	October 15, 2015
Total Dividend	$1,021	$1,020	$1,020

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurement

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

•
Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date.  The type of financial instruments in Level I include listed equities.  Under U.S. GAAP, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Financial instruments which are generally included in this category include long-term debt.

•
Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument.  The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.  There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015.

Assets by Hierarchy Level

Assets measured and carried at fair value in the financial statements are summarized below (in thousands).

September 30, 2015	Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Common Equity	$2,593	$2,593	$—	$—
Convertible Debt	7,162	—	—	7,162
Warrants	612	—	—	612
Cash Equivalents	58	58	—	—

December 31, 2014	Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Common Equity	$4,867	$4,867	$—	$—
Convertible Debt	250	—	—	250
Cash Equivalents	908	908	—	—

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Common Equity - consists of common stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets.

Convertible Debt (the Debenture) - the Debenture was valued at its as-converted value based on the number of as-converted shares as implied by the prevalent conversion price and Gaming Nation's common stock price as of the valuation date.

Warrants (DTV) - the Company utilized a Black-Scholes model. Warrants were treated as European Options due to the absence of dividends, which creates a lack of incentive to exercise the warrants until the expiry date as an investor would prefer to earn interest on the cash to be used for exercising the warrants. The Company performed a sensitivity analysis around the implied value of the company's common stock when convertible debt was converted into common stock at $2.25 per share on June 30, 2015. The Company also calibrated the stock price based on changes in the market capitalization and enterprise value/EBITDA and revenue multiples for identified comparable companies through the valuation date.

Cash Equivalents - consists of money market instruments which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets.

Level 3 Measurements and Transfers

Changes in balances of Level 3 financial assets carried at fair value during the nine months ended September 30, 2015 and 2014 are presented below (in thousands).

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2015
Convertible Debt	$250	$—	$(3,398)	$10,310	$—	$—	$—	$7,162
Warrants	—	317	—	295	—	—	—	612

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2014
Convertible Debt	$—	$—	$—	$250	$—	$—	$—	$250

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2015 and December 31, 2014. This table excludes carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity.

September 30, 2015		Estimated	Fair Value Measurement Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Common Equity	$4,933	$4,475	$—	$—	$4,475
Warrants	9,473	5,134	—	—	5,134
Liabilities
Long-term debt	$334,469	$324,429	$—	$324,429	$—

December 31, 2014		Estimated	Fair Value Measurement Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Warrants	$2,956	$7,988	$—	$—	$7,988
Liabilities
Long-term debt	$278,195	$276,791	$—	$276,791	$—

Common Equity (DTV) – The Company performed a sensitivity analysis around the implied value of the company's common stock when convertible debt was converted into common stock at $2.25 per share on June 30, 2015. The Company also calibrated the stock price based on changes in the market capitalization and enterprise value/EBITDA and revenue multiples for identified comparable companies through the valuation date.

Warrants - the Company utilized a Black-Scholes model to determine the estimated fair value of warrants convertible into Novatel's common stock and Monte Carlo simulation to determine the estimated fair value of the warrants convertible into Gaming Nation's common stock.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt - The fair value of the Company’s long-term debt was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices.

15. RELATED PARTIES

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.8 million and $1.1 million of expenses under the Service Agreement for the three and nine months ended September 30, 2015, respectively.

GMSL has investments in various entities for which it exercises significant influence. A summary of transactions with such entities during the three and nine months ended September 30, 2015 and balances outstanding at September 30, 2015 is as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net revenue	$3,020	$17,507
Operating expenses	917	2,885
Interest expense	391	1,214
Dividends received	2,440	2,440

September 30, 2015
Accounts receivable	$4,556
Long-term debt	37,904

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenue by Geographic Region
United States	$173,348	$161,402	$494,511	$266,390
United Kingdom	101,327	15,678	254,396	49,360
Other	2,792	2,353	11,350	3,623
Total	$277,467	$179,433	$760,257	$319,373

Net Revenue by Segment
Telecommunications	$116,872	$41,267	$267,554	$126,731
Manufacturing	122,932	137,706	380,783	192,182
Utilities	1,841	460	4,432	460
Marine Services	35,062	—	105,939	—
Other	760	—	1,549	—
Total	$277,467	$179,433	$760,257	$319,373

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income (Loss) from Operations
Telecommunications	$(523)	$(1,344)	$(612)	$(1,241)
Life Sciences	(1,811)	(495)	(4,736)	(1,430)
Manufacturing	12,995	10,716	30,256	14,843
Utilities	(164)	(758)	(638)	(758)
Marine Services	4,296	—	13,074	—
Other	(1,995)	—	(4,580)	—
Corporate	(10,395)	(8,044)	(26,267)	(16,523)
Total	$2,403	$75	$6,497	$(5,109)

Capital Expenditures
Telecommunications	$205	$38	$215	$294
Life Sciences	204	—	230	—
Manufacturing	1,276	3,321	3,124	3,707
Utilities	1,184	41	2,842	41
Marine Services	816	—	10,188	—
Other	152	—	152	—
Corporate	—	—	—	22
Total	$3,837	$3,400	$16,751	$4,064

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	September 30, 2015	December 31, 2014
Long-term investments
Life Sciences	$4,272	$1,916
Marine Services	34,654	26,401
Corporate	38,228	20,357
Total long-term investments	$77,154	$48,674

Property, Plant and Equipment – Net
United States	$80,803	$87,091
United Kingdom	135,950	147,323
Other	5,089	5,437
Total Property, Plant and Equipment – Net	$221,842	$239,851

Total Assets
Telecommunications	$75,809	$24,501
Life Sciences	11,191	11,007
Manufacturing	275,202	281,067
Utilities	29,779	25,391
Marine Services	259,945	283,948
Other (1)	6,998	6,369
Corporate	106,103	91,765
Total	$765,027	$724,048

(1) Other includes property, plant and equipment—net, and total assets related to discontinued operations.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. BACKLOG

Schuff’s backlog was $381.6 million ($245.9 million under contracts or purchase orders and $135.7 million under letters of intent) at September 30, 2015. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $122.5 million, representing 32.1% of Schuff’s backlog at September 30, 2015, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

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

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$—	$971	$—	$7,439
Operating expenses	24	1,045	61	7,387
Income (loss) from operations	(24)	(74)	(61)	52
Interest expense	—	(14)	—	(17)
Interest income and other income (expense)	—	(9)	4	(60)
Income (loss) before income tax	(24)	(97)	(57)	(25)
Income tax benefit (expense)	—	(9)	13	(37)
Income (loss) from discontinued operations	$(24)	$(106)	$(44)	$(62)

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2015 and 2014 due to the results of operations being a loss from continuing operations, net of tax. For the three and nine months ended September 30, 2015, the Company had Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.  For the three and nine months ended September 30, 2014, the Company had outstanding stock options and unvested RSUs granted under the Prior Plan as well as certain warrants that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss from continuing operations attributable to HC2	$(5,581)	$(17,440)	$(24,015)	$(25,408)
Loss from discontinued operations	(24)	(106)	(44)	(62)
Gain (loss) from sale of discontinued operations	—	663	—	(121)
Net loss - basic	$(5,605)	$(16,883)	$(24,059)	$(25,591)
Net loss - diluted	$(5,605)	$(16,883)	$(24,059)	$(25,591)
Weighted average common shares outstanding-basic	25,592	23,372	25,093	18,348
Weighted average common shares outstanding-diluted	25,592	23,372	25,093	18,348
Basic loss per common share:
Loss from continuing operations attributable to HC2	$(0.22)	$(0.75)	$(0.96)	$(1.38)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2	$(0.22)	$(0.72)	$(0.96)	$(1.39)
Diluted loss per common share:
Loss from continuing operations attributable to HC2	$(0.22)	$(0.75)	$(0.96)	$(1.38)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2	$(0.22)	$(0.72)	$(0.96)	$(1.39)

20. SUBSEQUENT EVENTS

On October 16, 2015, the Company announced a proposed offering of our common stock in a registered public offering. The offering was made by means of a prospectus supplement to a previously filed Registration Statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on October 27, 2015.

On November 4, 2015, the Company issued 7,350,000 shares of its common stock in an underwritten public offering (which included 1,800,000 shares pursuant to an option to purchase shares of the Company's common stock granted by the underwriters). In addition the Company granted an over-allotment option to purchase an additional 1,102,500 shares of common stock at the public offering price of $7.00 per share, less underwriting discounts. The gross proceeds from this equity offering were approximately $51.5 million before deducting underwriting discounts, commissions, and estimated offering expenses. The Company intends to use the funds to finance investments in existing subsidiaries and operations, and potential acquisitions, including all or a portion of the consideration for the insurance companies acquisitions, development and redevelopment activities, debt repayments, the repurchase or redemption of preferred stock and for other general corporate purposes.

On November 5, 2015 the Company announced that the underwriter of the previously announced underwritten public offering of 7,350,000 newly issued shares of the Company’s common stock has exercised its over-allotment option to purchase an additional 1,102,500 shares of common stock at the public offering price of $7.00 per share, less underwriting discounts. After giving effect to the over-allotment closing, the total number of shares sold by the Company in its offering increased to 8,452,500 shares, which resulted in aggregate gross proceeds of approximately $59.2 million, before deducting underwriting discounts, commissions, and estimated offering expenses.
On November 5, 2015 the Company also announced that it expects to receive an $8.2 million dividend from its subsidiary, Schuff International, Inc., on December 1, 2015.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff’s has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

Our Utilities segment includes American Natural Gas ("ANG"), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles.

In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services ("ICS") business unit.

In our Life Sciences segment, we operate Pansend Life Sciences, LLC ("Pansend", f/k/a Pansend, LLC), which has a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology.

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

Index

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

Seasonality

In any particular year, net revenue within our Marine Services segment can fluctuate depending on the season. Within the maintenance business (and also for any long term charter arrangements) revenues are relatively stable as the core driver is the annual contractual obligation. However, this is not the case in the installation business where revenues show a degree of seasonality.  Revenues in this business are driven by the customers’ need for new cable installations.  Generally weather downtime, and hence additional costs, is a significant factor in customers determining their installation schedules and most installations are therefore scheduled for the warmer months.  As such installation revenues are generally lower towards the end of Q4 and throughout Q1, as most business is concentrated in the northern hemisphere.

Recent Developments

Agreement to Purchase United Teacher Associates Insurance Company and Continental General Insurance Company

On April 13, 2015, the Company entered into a Stock Purchase Agreement with Continental General Corporation and Great American Financial Resources, Inc. (collectively, the “Sellers”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of United Teacher Associates Insurance Company and Continental General Insurance Company (collectively, the “Targets”), as well as all assets owned by the Sellers or their affiliates that are used exclusively or primarily in the business of the Targets, subject to certain exceptions. The consideration payable by the Company at closing is approximately $7 million, which amount will be increased or decreased by the amount by which the Targets’ adjusted capital and surplus exceeds or falls short of, respectively, an agreed-upon target capital and surplus amount (the “Closing Purchase Price”). The Closing Purchase Price will be paid in a mix of cash, debt and/or common stock of the Company, depending on the amount of the Closing Purchase Price. The Company also agreed to contribute to the Targets, immediately after the closing, $13 million in cash or assets (the “Reserve Release Amount”), and to pay to the Sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Targets’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to the Reserve Release Amount. The Company has also agreed to contribute to the Targets an additional amount in cash or assets as required to offset the impact on the Targets’ statutory capital and surplus of the election to be made by Buyer and Sellers pursuant to Section 338(h)(10) of the Internal Revenue Code in connection with the transaction, if and to the extent required by insurance regulatory authorities and subject to an aggregate cap of $22 million. We currently estimate that the Closing Purchase Price will be approximately $12.5 to $17.5 million. However, the Closing Purchase Price, the number of shares to be issued, and the amount of cash to be paid, in connection with Insurance Companies Acquisitions has not been finalized and will be determined only immediately prior to the closing. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions and the receipt of required governmental approvals. We can provide no assurance that the transaction will close in the expected time frame, or at all.

Results of Operations

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare the Company’s results of operations for the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.

We have included below certain pro forma results of operations for the three and nine months ended September 30, 2014, which include pro forma financial information for the Manufacturing, Marine Services, and Utilities operating segments. These pro forma results give effect to the acquisitions of Schuff, GMSL and ANG as if they had occurred on January 1, 2014. The pro forma results of operations were derived from the unaudited historical financial statements of Schuff for the five months ended May 26, 2014, of ANG for the seven months ended July 31, 2014 and of GMSL for the nine months ended September 30, 2014. Management believes that presenting pro forma net revenue, cost of revenue and selling, general and administrative expenses is important to understanding the Company’s financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had

Index

the acquisitions been completed as of their respective dates, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma results of operations are limited to the discussion of net revenue, cost of revenue and selling, general and administrative expenses, as presented below.

Results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Net Revenue

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$116,872	42.1%	$41,267	23.0%	$41,267	18.4%	$75,605	183.2%
Manufacturing	122,932	44.3%	137,706	76.7%	137,706	61.5%	(14,774)	(10.7)%
Marine Services	35,062	12.6%	—	—%	44,393	19.8%	(9,331)	(21.0)%
Utilities	1,841	0.7%	460	0.3%	561	0.3%	1,280	228.2%
Other	760	0.3%	—	—%	—	—%	760	100.0%
Total Net Revenue	$277,467	100.0%	$179,433	100.0%	$223,927	100.0%	$53,540	23.9%
Less net revenue from:
Marine Services					(44,393)
Utilities					(101)
Total Net Revenue - Actual					$179,433

Net revenue: Net revenue increased $98.0 million, or 54.6%, to $277.5 million for the three months ended September 30, 2015 from $179.4 million for the three months ended September 30, 2014. Compared to 2014 pro forma, revenues increased $53.5 million driven primarily by our Telecommunications segment, partially offset by our Manufacturing and Marine Services segments.  The increase in Telecommunications was primarily due to the expansion into Latin America and other emerging markets.  The decrease in Manufacturing was primarily due to the decline in projects in the Midwest and Gulf Coast regions of the United States, particularly within the industrial market, including automotive plants and oil and gas projects. The decrease in Marine Services compared to 2014 pro forma was primarily due to a decrease in installation projects as compared to the prior year period and the impact of exchange rate fluctuations. On a constant currency basis, net revenue for Marine Services decreased by $6.6 million or 14.9% compared to 2014 pro forma net revenue.

Cost of Revenue

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$114,373	97.9%	$39,464	95.6%	$39,464	95.6%	$74,909	189.8%
Manufacturing	99,903	81.3%	118,839	86.3%	118,788	86.3%	(18,885)	(15.9)%
Marine Services	23,727	67.7%	—	—%	25,379	57.2%	(1,652)	(6.5)%
Utilities	1,102	59.9%	336	73.0%	402	71.7%	700	174.1%
Other	2,369	311.7%	—	—%	—	—%	2,369	100.0%
Total Cost of Revenue	$241,474	87.0%	$158,639	88.4%	$184,033	82.2%	$57,441	31.2%
Less cost of revenue from:
Manufacturing					51
Marine Services					(25,379)
Utilities					(66)
Total Cost of Revenue - Actual					$158,639

Index

Cost of revenue: Cost of revenue increased $82.8 million to $241.5 million, or 87.0% of net revenue, for the three months ended September 30, 2015 from $158.6 million, or 88.4% of net revenue for the three months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014. Compared to 2014 pro forma, cost of revenue increased $57.4 million driven primarily by our Telecommunications segment, partially offset by our Manufacturing segment. The increase in Telecommunications was primarily due to the increase in net revenues. Cost of revenue as a percentage of net revenue increased 230 basis points quarter-over-quarter due to a shift in focus to lower margin but also lower risk customers in our Telecommunications segment.  The decrease in Manufacturing was primarily due to the decrease in net revenues and cost savings on projects in the Pacific region.

Selling, General and Administrative Expenses

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$1,800	1.5%	$2,308	5.6%	$2,308	5.6%	$(508)	(22.0)%
Manufacturing	10,510	8.5%	8,058	5.9%	8,058	5.9%	2,452	30.4%
Marine Services	2,922	8.3%	—	—%	2,843	6.4%	79	2.8%
Utilities	491	26.7%	679	147.6%	742	132.3%	(251)	(33.8)%
Life Sciences	1,805	—%	494	—%	494	—%	1,311	265.4%
Other	(93)	(12.2)%	—	—%	—	—%	(93)	100.0%
Corporate	10,395	—%	8,707	—%	8,707	—%	1,688	19.4%
Total SG&A	$27,830	10.0%	$20,246	11.3%	$23,152	10.3%	$4,678	20.2%
Less SG&A from:
Marine Services					(2,843)
Utilities					(63)
Total SG&A - Actual					$20,246

Selling, general and administrative expenses: Selling, general and administrative expenses increased $7.6 million to $27.8 million, or 10.0% of net revenue, for the three months ended September 30, 2015 from $20.2 million, or 11.3% of net revenue for the three months ended September 30, 2014. Compared to 2014 pro forma, selling, general and administrative expenses increased $4.7 million driven primarily by our Manufacturing, Life Sciences and Corporate segments and was partially offset by a decrease in our Telecommunications segment. The increase in Manufacturing is primarily due to an increase in bonus expense due to improved financial performance. The increase in Life Sciences is due primarily to the full year impact of acquisitions made in the fourth quarter of 2014. The increase in Corporate is due primarily to an increase in stock compensation expense along with salaries and benefits, partially offset by a decrease in professional fees. The decrease in Telecommunications is primarily due to a decrease of $0.4 million in salaries and benefits and $0.1 million in occupancy costs.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $8.5 million and $2.8 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain on sale or disposal of assets: Gain on sale or disposal of assets was $2.0 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. The gain was primarily the result of the sale of a parcel of land by our Manufacturing segment.

Lease termination costs: Lease termination costs was $1.1 million and zero for the three months ended September 30, 2015 and 2014, respectively. The increase was the result of early termination costs of a lease associated with our Telecommunications segment which was the result of our continued consolidation of equipment from higher to lower cost markets.

Interest expense: Interest expense was $10.3 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense in the 2015 period was due to the issuance of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”).

Index

Other income (expense), net: Other income (expense), net was income of $1.2 million and expense of $1.1 million for the three months ended September 30, 2015 and 2014, respectively.  The increase was primarily due to interest income and gains and losses related to our long-term investments.

Foreign currency transaction gain: Foreign currency transaction gain was $1.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The gains and losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Income (loss) from equity investees: Income from equity investees was $0.5 million and a loss of $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The slight increase was due to investments that were made starting in the fourth quarter of 2014.

Income tax benefit (expense): Income tax benefit was $0.6 million and expense of $4.5 million for the three months ended September 30, 2015 and 2014, respectively.  The benefit recorded relates to losses generated for which we expect to obtain benefits for in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the US consolidated income tax return are being reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. During the three months ended September 30, 2015 a benefit was recorded associated with certain costs related to prior acquisitions that were determined to be tax deductible upon the filing of the 2014 income tax returns. In addition, certain net operating losses of Genovel Orthopedics, Inc. ("Genovel") were no longer eligible to be included in the US consolidated income tax return and as such, a full valuation allowance was recorded against the Genovel deferred tax assets during the quarter.

Results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Net Revenue

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$267,554	35.2%	$126,731	39.7%	$126,731	20.1%	$140,823	111.1%
Manufacturing	380,783	50.1%	192,182	60.2%	369,923	58.7%	10,860	2.9%
Marine Services	105,939	13.9%	—	—%	132,215	21.0%	(26,276)	(19.9)%
Utilities	4,432	0.6%	460	0.1%	1,166	0.2%	3,266	280.1%
Other	1,549	0.2%	—	—%	—	—%	1,549	100.0%
Total Net Revenue	$760,257	100.0%	$319,373	100.0%	$630,035	100.0%	$130,222	20.7%
Less net revenue from:
Manufacturing					(177,741)
Marine Services					(132,215)
Utilities					(706)
Total Net Revenue - Actual					$319,373

Net revenue: Net revenue increased $440.9 million, or 138.1%, to $760.3 million for the nine months ended September 30, 2015 from $319.4 million for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, revenues increased $130.2 million driven primarily by our Telecommunications, and to a lesser extent, our Manufacturing and Utilities segments which was partially offset by our Marine Services segment. The increase in Telecommunications was primarily due to the expansion into Latin America and other emerging markets. The increase in our Manufacturing segment was primarily due to continued revenue growth on projects in the Pacific region. The increase in our Utilities segment resulted from an increase in the number of filling stations. These increases were offset in part by our Marine Services segment.  On a constant currency basis, net revenue from our Marine Services segment compared to 2014 pro forma decreased by $16.8 million or 12.7% during the current year as compared to the prior year primarily due to lower vessel utilization.

Index

Cost of Revenue

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$261,756	97.8%	$120,101	94.8%	$120,101	94.8%	$141,655	117.9%
Manufacturing	319,447	83.9%	162,169	84.4%	312,231	84.4%	7,216	2.3%
Marine Services	72,853	68.8%	—	—%	88,097	66.6%	(15,244)	(17.3)%
Utilities	2,599	58.6%	336	73.0%	799	68.5%	1,800	225.3%
Other	2,773	179.0%	—	—%	—	—%	2,773	100.0%
Total Cost of Revenue	$659,428	86.7%	$282,606	88.5%	$521,228	82.7%	$138,200	26.5%
Less cost of revenue from:
Manufacturing					(150,062)
Marine Services					(88,097)
Utilities					(463)
Total Cost of Revenue - Actual					$282,606

Cost of revenue: Cost of revenue increased $376.8 million to $659.4 million, or 86.7% of net revenue, for the nine months ended September 30, 2015 from $282.6 million or 88.5% of net revenue, for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014. Compared to 2014 pro forma, cost of revenue increased $138.2 million driven primarily by our Telecommunications, and to a lesser extent, our Manufacturing and Utilities segments which was partially offset by our Marine Services segment.  The increase in Telecommunications was primarily due to the increase in net revenue. Cost of revenue as a percentage of net revenue increased 300 basis points year over year due to a shift in focus to lower margin but also lower risk customers at our Telecommunications segment. The increase in Manufacturing was primarily due to the increase in revenue, partially offset by cost savings on projects in the Pacific region. The increase in our Utilities segment resulted from an increase in net revenue.  The decrease in Marine Services was primarily due to a reduced cost base due to the non-recurring charters and installations in 2014 and the impact of exchange rate fluctuations. On a constant currency basis, cost of revenues for our Marine Services segment decreased by $8.4 million or 9.5%.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$4,942	1.8%	$7,475	5.9%	$7,475	5.9%	$(2,533)	(33.9)%
Manufacturing	29,658	7.8%	14,497	7.5%	28,794	7.8%	864	3.0%
Marine Services	7,784	7.3%	—	—%	8,527	6.4%	(743)	(8.7)%
Utilities	1,265	28.5%	679	147.6%	1,117	95.8%	148	13.2%
Life Sciences	4,728	—%	1,429	—%	1,429	—%	3,299	230.9%
Other	2,715	175.3%	—	—%	—	—%	2,715	100.0%
Corporate	26,267	—%	16,402	—%	16,402	—%	9,865	60.1%
Total SG&A	$77,359	10.2%	$40,482	12.7%	$63,744	10.1%	$13,615	21.4%
Less SG&A from:
Manufacturing					(14,297)
Marine Services					(8,527)
Utilities					(438)
Total SG&A - Actual					$40,482

Index

Selling, general and administrative expenses: Selling, general and administrative expenses increased $36.9 million to $77.4 million, or 10.2% of net revenue, for the nine months ended September 30, 2015 from $40.5 million or 12.7% of net revenue, for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed in 2014. Compared to 2014 pro forma, selling, general and administrative expenses increased $13.6 million driven primarily from our Corporate segment and, to a lesser extent, our Other and Life Sciences segments partially offset by our Telecommunications segment.  The increase in Corporate included $8.1 million from higher stock compensation along with salaries and benefits resulting from increased headcount, $2.1 million higher professional fees and $1.0 million higher travel and entertainment expenses related to our acquisition activity, partially offset by $1.5 million lower occupancy costs.  The increase in Life Sciences and Other is due primarily to the full year impact of acquisitions made in the fourth quarter of 2014. The decrease in Telecommunications was primarily due to a $1.7 million decrease in salaries and benefits resulting from headcount reductions, a $0.5 million decrease in professional fees and a $0.3 million decrease in general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $22.6 million and $4.1 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain on sale or disposal of assets: Gain on sale or disposal of assets was $1.0 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The gain in the nine months ended September 30, 2015 was primarily the result of the sale of a parcel of land by our Manufacturing segment.

Lease termination costs: Lease termination costs was $1.1 million and zero for the nine months ended September 30, 2015 and 2014, respectively. The increase was the result of early termination costs of a lease associated with our Telecommunications segment which was the result of our continued consolidation of equipment from higher to lower cost markets.

Interest expense: Interest expense was $29.0 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of the Company’s 11% Notes.

Other income (expense), net: Other income (expense), net was expense of $3.5 million and income of $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in other income was due to settlement cost payments to our preferred stockholders, partially offset by interest income and net gains related to our long-term investments.

Foreign currency transaction gain: Foreign currency transaction gain was $2.2 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. The gains and losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Income (loss) from equity investees: Loss from equity investees was $0.7 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase was due to investments that were made starting in the fourth quarter of 2014.

Income tax benefit (expense): Income tax benefit was $4.0 million and income tax expense was $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The 2014 expense recorded is primarily related to the operations of Schuff which were not reduced by tax losses from other business units since Schuff was not eligible to be included in the US consolidated income tax return during this period. A full valuation allowance was recorded against the tax benefit associated with the operating losses of the other business units during this period. The 2015 year to date effective tax rate of 16.2% differs from the US statutory rate of 35% due to the capitalization of certain business transaction costs and the impact of 2014 return-to-provision adjustments.

Non-GAAP Financial Measures and Other Information

 Adjusted EBITDA

Management believes that Adjusted EBITDA is meaningful to gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can

Index

also be a useful measure of a company’s ability to service debt. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our US GAAP financial results.

 The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for asset impairment expense; gain (loss) on sale or disposal of assets; lease termination costs; interest expense; amortization of debt discount; loss on early extinguishment or restructuring of debt; other income (expense), net; foreign currency transaction gain (loss); income tax (benefit) expense; gain (loss) on sale of discontinued operations; income (loss) from discontinued operations; noncontrolling interest; share-based compensation expense; acquisition related costs, other costs and depreciation and amortization.

Our Adjusted EBITDA was $14.1 million and $39.4 million for the three and nine months ending September 30, 2015, respectively. The drivers in Adjusted EBITDA were largely the result of running our fabrication facilities at optimal capacity levels and our ability to sub contract work at lower costs in our Manufacturing segment along with lower revenues in the installation business in our Marine Services segment resulting from the nature of project work in this business. This was offset, in part by, early stage investments in our Other segment, as well as Corporate.

	Three Months Ended September 30, 2015
	Manufacturing	Marine Services	Telecommunications	Corporate	Other (1)	HC2
Net income (loss)	$7,116	$8,016	$(362)	$(12,549)	$(6,791)	$(4,570)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	(990)	(968)	—	—	1	(1,957)
Lease termination costs	—	—	1,124	—	—	1,124
Interest expense	354	929	—	9,050	10	10,343
Amortization of debt discount	—	—	—	40	—	40
Other (income) expense, net	(141)	(214)	1	(873)	11	(1,216)
Foreign currency transaction (gain) loss	—	(937)	(163)	1	—	(1,099)
Income tax (benefit) expense	5,284	130	—	(6,063)	—	(649)
Loss from discontinued operations	—	—	—	—	24	24
Noncontrolling interest	383	—	—	—	(318)	65
Share-based payment expense	—	—	—	2,322	22	2,344
Acquisition related costs	—	—	—	2,732	—	2,732
Other costs	—	—	109	—	—	109
Adjusted EBIT	12,006	6,956	709	(5,340)	(7,041)	7,290
Depreciation and amortization	513	5,085	98	—	897	6,593
Depreciation and amortization (included in cost of revenue)	1,928	—	—	—	—	1,928
Foreign currency (gain) loss (included in cost of revenue)	—	(1,739)	—	—	—	(1,739)
Adjusted EBITDA	$14,447	$10,302	$807	$(5,340)	$(6,144)	$14,072

(1)	Other includes Utilities, Life Sciences and income (loss) from equity investees not included in our Marine Services segment.

Index

	Nine Months Ended September 30, 2015
	Manufacturing	Marine Services	Telecommunications	Corporate	Other (1)	HC2
Net income (loss)	$16,182	$19,983	$(299)	$(39,083)	$(17,630)	$(20,847)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	(69)	(968)	50	—	1	(986)
Lease termination costs	—	—	1,124	—	—	1,124
Interest expense	1,064	2,888	—	25,007	33	28,992
Amortization of debt discount	—	—	—	216	—	216
Other (income) expense, net	(164)	(251)	(5)	3,941	7	3,528
Foreign currency transaction (gain) loss	—	(1,842)	(309)	1	—	(2,150)
Income tax (benefit) expense	12,188	142	—	(16,348)	—	(4,018)
Loss from discontinued operations	20	—	—	—	24	44
Noncontrolling interest	967	—	—	—	(959)	8
Share-based payment expense	—	—	—	6,921	22	6,943
Acquisition related costs	—	—	—	4,701	—	4,701
Other costs	—	—	109	—	—	109
Adjusted EBIT	30,188	19,952	670	(14,644)	(18,502)	17,664
Depreciation and amortization	1,490	13,196	294	—	1,855	16,835
Depreciation and amortization (included in cost of revenue)	5,735	—	—	—	—	5,735
Foreign currency (gain) loss (included in cost of revenue)	—	(804)	—	—	—	(804)
Adjusted EBITDA	$37,413	$32,344	$964	$(14,644)	$(16,647)	$39,430

(1)	Other includes Utilities, Life Sciences and income (loss) from equity investees not included in our Marine Services segment.

Constant Currency

When we refer to operating results on a constant currency basis, this means operating results without the impact of the currency exchange rate fluctuations. We calculate constant currency results using the prior year’s currency exchange rate for both periods presented. We believe the disclosure of operating results on a constant currency basis permits investors to better understand our underlying performance.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

We are a holding company and our liquidity needs are primarily for dividend payments on our Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”), Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”) and Series A-2 Convertible Participating Preferred Stock of the Company (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). We also have liquidity needs related to interest payments on our 11% Notes and any other long-term debt, professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, insurance costs and certain support services. Our current sources of liquidity are our cash, cash equivalents and investments, and distributions from our subsidiaries.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, purchases of network equipment, including switches, related transmission equipment and capacity, steel manufacturing equipment and subsea cable equipment, development of back-office systems and income taxes. We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements, as well as cash generated from our operations.

Index

As of September 30, 2015, we had $81.1 million of cash and cash equivalents compared to $108.0 million as of December 31, 2014. As of September 30, 2015, we had $387.9 million of indebtedness compared to $343.4 million as of December 31, 2014, and as of September 30, 2015, we had $53.4 million of outstanding Preferred Stock compared to $39.8 million as of December 31, 2014.  We are required to make semi-annual interest payments on our outstanding 11% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

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

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund acquisitions of operating businesses or assets. Depending on a variety of factors, including the general state of capital markets, operating needs or acquisition size and terms, the Company and its subsidiaries may raise additional capital through the issuance of equity, debt or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to the Company. We expect to service any such new additional debt through dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our indebtedness or our common or preferred stock through open market purchases, tender offers, negotiated transactions, exchanges for debt or equity securities or otherwise.

Pro Forma Capital Expenditures

Pro forma capital expenditures for the three and nine months ended September 30, 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014. Pro forma capital expenditures consist of the following (in thousands):

	As Reported		Pro Forma
	Nine Months Ended September 30,
	2015	2014	2014
Manufacturing	$3,124	$3,707	$10,707
Marine Services	10,188	—	4,205
Telecommunications	215	294	294
Utilities	2,842	41	41
Life Sciences	230	—	—
Other	152	22	22
Total	$16,751	$4,064	$15,269

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

The indenture also includes two maintenance covenants:  a maintenance of liquidity covenant and a maintenance of collateral coverage covenant.  The maintenance of liquidity covenant currently provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 6 months.  Beginning on November 20, 2015, unless the Company has a Collateral Coverage Ratio (as defined in the indenture) of at least 2:1, the maintenance of liquidity covenant will provide that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 12 months.  The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (as defined in the Indenture) calculated on a pro forma basis as of the last day of each fiscal quarter of Company may not be less than 1.25:1. As of September 30, 2015, the Company was in compliance with these covenants in the indenture.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional preferred stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

Changes in Cash Flows

Net cash used in operating activities was $33.6 million for the nine months ended September 30, 2015 as compared to net cash provided of $11.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net loss, net of non-cash operating activity, provided $2.8 million of cash. Other major drivers included an increase in accounts receivable of $36.1 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $21.9 million, a decrease in accounts payable of $15.7 million, an increase in costs and recognized earnings in excess of billings of $9.3 million, a decrease in pension liability of $8.7 million and an increase in prepaid expenses and other current assets of $4.8 million, partially offset by an increase in accrued interconnection costs of $26.9 million, an increase in accrued expenses and other current liabilities of $18.4 million and an increase in accrued interest of $8.4 million. For the nine months ended September 30, 2014, net loss, net of non-cash operating activity, used $7.6 million of cash. Other major drivers included a decrease in prepaid expenses and other current assets of $25.5 million and a decrease in accounts receivable of $6.0 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.7 million and a decrease in accrued expenses and other current liabilities of $3.8 million.

Net cash used in investing activities was $44.2 million for the nine months ended September 30, 2015 as compared to net cash used of $173.1 million for the nine months ended September 30, 2014. Net cash used in investing activities for the nine months ended September 30, 2015 included purchases of $19.3 million in debt securities, $16.8 million of capital expenditures, purchases of $11.5 million in equity investments and purchases of $10.9 million in available-for-sale securities, partially offset by the sale of available-for-sale securities of $5.9 million and sale of property and equipment of $5.0 million. Net cash used in investing activities for the nine months ended September 30, 2014 included $127.6 million for the GMSL acquisition, $85.0 million for the Schuff acquisition, $15.5 million for the ANG acquisition, $14.2 million for the Novatel Wireless, Inc. ("Novatel") investment, $7.0 million for Schuff's purchase of its common stock and $4.1 million of capital expenditures, partially offset by $62.6 million acquired in the GMSL acquisition and $15.5 million contribution by the noncontrolling interest of ANG.

Net cash provided by financing activities was $55.5 million for the nine months ended September 30, 2015 as compared to net cash provided of $266.3 million for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 included $425.5 million of proceeds from credit facilities and the 11% Notes and $14.0 million of proceeds from the issuance of preferred stock, partially offset by $379.0 million used to make principal payments on our credit facilities. Net cash provided by financing activities for the nine months ended September 30, 2014 included $492.1

Index

million of proceeds from credit facilities, $45.8 million of proceeds from the issuance of Preferred Stock and common stock and $24.3 million of proceeds from the exercise of warrants and stock options, partially offset by $294.2 million used to make principal payments on our credit facilities.

Foreign Currency

Foreign currency translation can impact our financial results. During the three and nine months ended September 30, 2015, approximately 37.5% and 35.0%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our condensed consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the condensed consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, the USD was stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2015 and 2014:

Net Revenue by Location—in USD (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom	101,327	15,604	85,723	549.4%	254,396	49,286	205,110	416.2%

Net Revenue by Location—in Local Currency (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom (in GBP)	65,327	9,339	55,988	599.5%	165,672	29,546	136,126	460.7%

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

Index

There have been no significant changes in our critical accounting policies since December 31, 2014.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at September 30, 2015 included letters of credit of $3.9 million under a credit and security agreement with Wells Fargo Credit, Inc. and performance bonds of $13.2 million.

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

Corporate Information

The Company’s executive offices are located at 505 Huntmar Park Drive #325, Herndon, VA 20170. The Company’s telephone number is (703) 865-0700. Our Internet address is www.HC2.com.  We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Such disclosures will be included on our website in the ‘Investor Relations’ sections.  Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of this Quarterly Report on Form 10-Q.

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

Index

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

•
limitations on our ability to successfully identify and complete any strategic acquisitions, including our pending acquisitions of United Teacher Associates Insurance Company ("UTAIC") and Continental General Insurance Company ("CGIC" and, together with UTAIC, the "Insurance Companies"), or business opportunities and to compete for these opportunities with others who have greater resources;

•	our ability to integrate acquired businesses and otherwise obtain the benefits of acquisitions that we make;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

•
the impact of covenants in the certificates of designation governing the Company’s Preferred Stock, the indenture (the "11%" Notes Indenture"), the credit agreements governing Schuff's Credit and Security Agreement ("Schuff Facility") and GMSL's term loan with DVB Bank ("GMSL Facility") and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

•	the impact on the holders of the Company’s common stock if we issue additional shares of the Company common stock or preferred stock;

•	the impact of decisions by the Company’s significant stockholders, whose interest may differ from those of the Company’s other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	costs and risks associated with litigation;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;

•	our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Marine Services / GMSL

Index

Factors or risks that could cause the actual results of GMSL, and thus the actual results of our Marine Services segment to differ materially from the results we anticipate include, but are not limited to:

•	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments the business operates in;

•	project implementation issues and possible subsequent overruns;

•	risks associated with operating outside of core competencies when moving into different market segments;

•	possible loss or severe damage to marine assets;

•	vessel equipment aging or reduced reliability;

•	risks associated with operating two joint ventures in China (China Telecommunications Corp.; Huawei Marine Networks Co., Limited);

•	risks related to foreign corrupt practices and economic sanctions, laws and regulations;

•	changes to the local laws and regulatory environment in different geographical regions;

•	loss of key senior employees;

•	difficulties attracting enough skilled technical personnel;

•	foreign exchange rate risk;

•	liquidity risk; and

•	potential for financial loss arising from the failure by customers to fulfill their obligations as and when these obligations fall due.

Manufacturing / Schuff

Factors or risks that could cause the actual results of Schuff, and thus the actual results of our Manufacturing segment to differ materially from the results we anticipate include, but are not limited to:

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

Insurance / Continental Insurance Group Ltd.
If the acquisition of the Targets by Continental Insurance Group Ltd. (“CIG”) is consummated, factors or risks that could cause CIG’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	CIG’s insurance subsidiaries’ ability to maintain statutory capital and maintain or improve their financial strength;

•	CIG’s insurance subsidiaries’ reserve adequacy, including the effect of changes to accounting or actuarial assumptions or methodologies;

•
the accuracy of CIG’s assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, morbidity, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, severity of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	availability, affordability and adequacy of reinsurance and credit risk associated with reinsurance;

•	CIG’s insurance subsidiaries are extensively regulated and subject to numerous legal restrictions and regulations;

•	CIG’s ability to defend itself against litigation, inherent in the insurance business (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•	the impact of changes in accounting and reporting standards;

•	CIG’s ability to protect its intellectual property;

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) CIG’s ability to access capital resources and the costs associated therewith, the fair value of CIG’s investments, which could result in impairments and other-than-temporary impairments, and certain liabilities;

•	CIG's exposure to any particular sector of the economy or type of asset through concentrations in its investment portfolio;

•
the ability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums);

•
other regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) regulation of the sale, underwriting and pricing of products, and minimum capitalization, risk-based capital and statutory reserve requirements for insurance companies, and CIG’s insurance subsidiaries’ ability to mitigate such requirements; and

•	CIG’s ability to effectively implement its business strategy or be successful in the operation of its business;

•	CIG's ability to retain, attract and motivate qualified employees;

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems;

•	medical advances, such as genetic research and diagnostic imaging, and related legislation; and

•	the occurrence of natural or man-made disasters or a pandemic.

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

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. HC2 is exposed to market risk with respect to its investments and foreign currency exchange rates. Through Schuff, we have market risk exposure from changes in interest rates charged on borrowings and from adverse changes in steel prices. Through GMSL, we have market risk exposure from changes in interest rates charged on borrowings. HC2 or its subsidiaries does not use derivative financial instruments to mitigate a portion of the risk from such exposures.

Equity Price Risk

HC2 is exposed to market risk through changes in fair value of marketable equity securities, which as of September 30, 2015, are all classified as available for sale within “Short-term investments” in the Condensed Consolidated Balance Sheets. HC2 follows an investment strategy approved by its board of directors which sets certain restrictions on the amounts of securities it may acquire and its overall investment strategy.

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.
Because HC2’s equity investments are classified as available for-sale, the hypothetical decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical decline in equity market prices. As of September 30, 2015, assuming all other factors are constant, we estimate that a 10%, 20%, and 30% decline in equity market prices would have an $0.4 million, $0.7 million, and $1.1 million adverse impact on HC2’s portfolio of marketable equity securities, respectively.

Foreign Currency Exchange Rate Risk

GMSL and ICS are exposed to market risk from foreign currency price changes which could have a significant, potentially an adverse, impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries.

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

Interest Rate Risk

GMSL and Schuff are exposed to the market risk from changes in interest rate risk through its notes payable which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis points increase in LIBOR based on the notes payable outstanding as of September 30, 2015 of $28.6 million, would result in an increase in the recorded interest expense of $0.3 million, $0.6 million, and $0.9 million per year.

Index

Commodity Price Risk

Schuff is exposed to the market risk from changes in prices on steel. For the large orders the risk is mitigated by locking the price with the mill at the time an order is awarded with the General Contractor. In the event of the subsequent price increase by the mill, Schuff has the ability to pass the higher costs on to the general contractor. Schuff does not hedge or enter into any forward purchasing arrangements with the mills. The price negotiated at the time of the order is the price paid by the company.

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

Changes in Internal Control.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of Schuff was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359. On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel. The currently operative complaint is the November 6, 2014 Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff board of directors and HC2, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff following the completion of the tender offer. Such a short-form merger has never been formally proposed or acted upon and as of September 30, 2015, approximately 341 thousand shares of Schuff remain in public hands, representing approximately 9% of the outstanding shares of Schuff. The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. Defendants are currently preparing for the discovery phase of the case. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend them vigorously.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2)("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility.  Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk.  Xplornet then alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale.  Xplornet alleges that, as a result of the foregoing, they have been damaged in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement.  On February 5, 2014, Globility, MIPPS Inc., and PTCI filed a Notice of Intent to Defend.  On February 18, 2014, Globility, MIPPS Inc., and PTCI filed a Demand for Particulars.  A Notice of Change of Solicitors to Hunt Partners LLP was filed on behalf of those same entities on April 1, 2014. On March 13, 2015, Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company.  Inukshuk alleges that Globility represented and warranted that it owned the licenses at issue, that Globility held the licenses free and clear, and that no third party had any rights to acquire them.  Inukshuk claims breach of contract and misrepresentation if the Court finds that any of these representations are untrue.

Index

On October 17, 2014, the Company moved for summary judgment against Xplornet arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.  On June 5, 2015, Inukshuk also moved for summary judgment against Xplornet, similarly arguing that there was no agreement between Inukshuk and Xplornet to acquire the licenses in question.

On September 17, 2015, Xplornet amended its claim to change its theory from breach of a written letter of intent allegedly accepted on July 12, 2011 to breach of an oral agreement allegedly entered on July 7, 2011. The Primus Defendants (including the Company) amended their Statement of Defence and motion for summary judgment on October 6, 2015 to include a statute of limitations defense based on this change in theory. The Primus Defendants (including the Company) also filed procedural motions relating to the amendment. Xplornet disputes that the amendment changed its theory and opposes summary judgment. The hearing on summary judgment is now re-scheduled from October 7, 2015 to March 31, 2016.

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

HC2 HOLDINGS, INC.

Date: November 9, 2015	By:	/s/ MICHAEL SENA
Michael Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

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