Form 10-Q/A
period 2014-06-30
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q/A
Amendment No. 1
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210
____________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 325, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)
(703) 456-4100
(Registrant’s telephone number, including area code)
____________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the three and six months ended June 30, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2014 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and as described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that had been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, we are amending the Original Filing to provide restated Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2014 and to amend related disclosures.

 As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods. The effects of the material weakness are discussed in more detail in Item 4, Controls and Procedures.

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Part I - Item 1 - Financial Statements

•	Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4 - Controls and Procedures

•	Part II - Item 1A - Risk Factors

•	Part II - Item 6 - Exhibits

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No.1 (Exhibits 31.1, 31.2, and 32), as well as various exhibits related to XBRL.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing other than with respect to the items listed above. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q/A

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
NET REVENUE	$96,586	$58,621	$139,940	$117,410
OPERATING EXPENSES
Cost of revenue	82,860	55,436	123,967	110,952
Selling, general and administrative	13,496	14,677	19,700	23,456
Depreciation and amortization	344	—	554	1
(Gain) loss on sale or disposal of assets	2	(1)	(78)	(6)
Total operating expenses	96,702	70,112	144,143	134,403
LOSS FROM OPERATIONS	(116)	(11,491)	(4,203)	(16,993)
INTEREST EXPENSE	(1,012)	(5)	(1,013)	(5)
ACCRETION ON DEBT DISCOUNT	(576)	—	(576)	—
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	14,792	—	14,904
INTEREST INCOME AND OTHER EXPENSE, net	544	(54)	495	(108)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	437	(215)	403	(251)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(723)	3,027	(4,894)	(2,453)
INCOME TAX EXPENSE	(2,154)	(107)	(2,163)	(218)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,877)	2,920	(7,057)	(2,671)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	27	(607)	44	1,772
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	135,045	(784)	135,045
NET INCOME (LOSS)	(2,850)	137,358	(7,797)	134,146
Less: Net (income) loss attributable to noncontrolling interest	(1,059)	—	(1,059)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(3,909)	137,358	(8,856)	134,146
Less: Preferred stock dividends and accretion	200	—	200	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(4,109)	$137,358	$(9,056)	$134,146
BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$0.21	$(0.52)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.66	(0.05)	9.69
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.24)	$9.83	$(0.57)	$9.62
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$0.20	$(0.52)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.35	(0.05)	9.69
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.24)	$9.51	$(0.57)	$9.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,905	13,972	15,780	13,941
Diluted	16,905	14,436	15,780	13,941
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(4,136)	$2,920	$(8,316)	$(2,671)
Income (loss) from discontinued operations	27	(607)	44	1,772
Gain (loss) from sale of discontinued operations	—	135,045	(784)	135,045
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(4,109)	$137,358	$(9,056)	$134,146
See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
NET INCOME (LOSS)	$(2,850)	$137,358	$(7,797)	$134,146
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	238	(3,240)	(136)	(5,560)
Less: Comprehensive (income) attributable to the noncontrolling interest	(1,059)	—	(1,059)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(3,671)	$134,118	$(8,992)	$128,586
See notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(UNAUDITED)

	June 30, 2014 (As Restated)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,831	$8,997
Investments	757	—
Accounts receivable (net of allowance for doubtful accounts receivable of $2,089 and $2,476 at June 30, 2014 and December 31, 2013, respectively)	138,043	18,980
Costs and recognized earnings in excess of billings on uncompleted contracts	25,737	—
Inventories	16,990	—
Prepaid expenses and other current assets	37,618	40,594
Assets held for sale	9,251	6,329
Total current assets	269,227	74,900
PROPERTY, PLANT AND EQUIPMENT – Net	83,671	2,962
GOODWILL	27,990	3,378
OTHER INTANGIBLE ASSETS – Net	4,615	—
OTHER ASSETS	6,568	6,440
TOTAL ASSETS	$392,071	$87,680
LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,247	$6,964
Accrued interconnection costs	9,815	12,456
Accrued payroll and employee benefits	13,366	1,854
Accrued expenses and other current liabilities	17,715	5,550
Billings in excess of costs and recognized earnings on uncompleted contracts	58,218	—
Accrued income taxes	—	53
Accrued interest	712	—
Current portion of long-term debt	36,781	—
Liabilities held for sale	4,259	4,823
Total current liabilities	192,113	31,700
LONG-TERM DEBT	49,170	—
DEFERRED TAX LIABILITY	7,799	—
OTHER LIABILITIES	1,028	1,571
Total liabilities	250,110	33,271
COMMITMENTS AND CONTINGENCIES (See Note 10)
TEMPORARY EQUITY (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; 30,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29,075	—
Total temporary equity	29,075	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value – 80,000,000 shares authorized; 20,543,595 and 14,257,545 shares issued and 20,511,969 and 14,225,919 shares outstanding at June 30, 2014 and December 31, 2013, respectively	21	14
Additional paid-in capital	120,388	98,598
Retained earnings (accumulated deficit)	(38,629)	(29,773)
Treasury stock, at cost – 31,626 shares at June 30, 2014 and December 31, 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(14,188)	(14,052)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	67,214	54,409
Non-controlling interest	45,672	—
Total permanent equity	112,886	54,409
TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY	$392,071	$87,680
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF PERMANENT EQUITY
(in thousands)
(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	1,670	—	—	1,670	—	—	—	—
Proceeds from the exercise of warrants and stock options	14,368	4,786	5	14,363	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividend and accretion	(200)			(200)	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Noncontrolling interest in acquired company	44,613	—	—	—	—	—	—	44,613
Net income (loss)	(7,797)	—	—	—	—	(8,856)	—	1,059
Foreign currency translation adjustment	(136)	—	—	—	—	—	(136)	—
Balance as of June 30, 2014 (As Restated)	$112,886	20,512	$21	$120,388	$(378)	$(38,629)	$(14,188)	$45,672
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2014 (As Restated)	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,797)	$134,146
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(198)	1,325
Share-based compensation expense	1,670	1,479
Depreciation and amortization	1,038	11,947
Amortization of deferred financing costs	262	—
(Gain) loss on sale or disposal of assets	1,315	(135,051)
(Gain) loss on sale of investments	(437)	—
Accretion of debt discount	576	64
Change in fair value of Contingent Value Rights	—	(14,904)
Deferred income taxes	209	(156)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(125)	(134)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	11,936	(4,700)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	1,389	—
(Increase) decrease in inventories	(2,503)	—
(Increase) decrease in prepaid expenses and other current assets	4,162	(154)
(Increase) decrease in other assets	929	2,195
Increase (decrease) in accounts payable	6,304	(968)
Increase (decrease) in accrued interconnection costs	(2,896)	(737)
Increase (decrease) in accrued payroll and employee benefits	(472)	—
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(1,069)	(4,441)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,766)	—
Increase (decrease) in accrued income taxes	(1,291)	230
Increase (decrease) in accrued interest	634	908
Net cash provided by (used in) operating activities	5,870	(8,951)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(663)	(9,955)
Sale of property and equipment and other assets	80	6
Sale of investments, net	423	—
Cash from disposition of business, net of cash disposed	3,200	169,569
Cash paid for business acquisitions, net of cash acquired	(85,627)	(397)
Purchase of noncontrolling interest	(5,000)	—
Decrease in restricted cash	—	222
Net cash (used in) provided by investing activities	(87,587)	159,445
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	123,412	—
Principal payments on long-term obligations	(57,703)	(123)
Payment of fees on restructuring of debt	(812)	—
Proceeds from sale of common stock, net	6,000	—
Proceeds from sale of preferred stock, net	29,075	—
Proceeds from the exercise of warrants and stock options	14,368	199
Payment of dividend equivalents	(551)	(828)
Taxes paid in lieu of shares issued for share-based compensation	(41)	(837)
Net cash provided by (used) in financing activities	113,748	(1,589)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(197)	(924)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,834	147,981
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	23,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,831	$171,178
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$194	$5,596
Cash paid for taxes	$2,311	$201
Non-cash investing and financing activities:
Capital lease additions	$—	$148
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

Restatement of Consolidated Financial Statements

On February 21, 2016, the Company determined that it needed to restate previously reported financial statements for the year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from material weaknesses that the Company identified in its internal control over accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. In particular, the Company is restating its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 to correct the improper recording of items related to the purchase of Schuff International, Inc. ("Schuff") as separate transactions.

In addition, we determined we incorrectly valued our share-based compensation expense for the three and six months ended June 30, 2014. Options were entitled to be received between May and September of 2014, but which were actually issued on October 28, 2014. The Company incorrectly recorded the fair value of the options using the October 28th issuance date rather than the earlier measurement date under US GAAP. Further, the Company corrected the Condensed Consolidated Statement of Cash Flows to reclassify funds released from escrow which related to the sale of business units from operating activities to investing activities.
As a result of the errors described above, the Company concluded that the financial statements for the three and six months ended June 30, 2014 were materially misstated. The condensed consolidated statement of operations, condensed consolidated balance sheets, consolidated statement of stockholders' equity and consolidated statement of cash flows, as well as the corresponding Notes to the Condensed Consolidated Financial Statements, have been restated to reflect the correction of the aforementioned errors.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarter ended June 30, 2014:

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
NET REVENUE	$96,586	$—	$96,586	$139,940	$—	$139,940
OPERATING EXPENSES
Cost of revenue	82,860	—	82,860	123,967	—	123,967
Selling, general and administrative	14,032	(536)	13,496	20,236	(536)	19,700
Depreciation and amortization	344	—	344	554	—	554
(Gain) loss on sale or disposal of assets	447	(445)	2	367	(445)	(78)
Total operating expenses	97,683	(981)	96,702	145,124	(981)	144,143
LOSS FROM OPERATIONS	(1,097)	981	(116)	(5,184)	981	(4,203)
INTEREST EXPENSE	(1,012)	—	(1,012)	(1,013)	—	(1,013)
ACCRETION ON DEBT DISCOUNT	(576)	—	(576)	(576)	—	(576)
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	—	—	—	—	—
INTEREST INCOME AND OTHER EXPENSE, net	1,665	(1,121)	544	1,616	(1,121)	495
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	437	—	437	403	—	403
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(583)	(140)	(723)	(4,754)	(140)	(4,894)
INCOME TAX EXPENSE	(1,946)	(208)	(2,154)	(1,955)	(208)	(2,163)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,529)	(348)	(2,877)	(6,709)	(348)	(7,057)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	27	—	27	44	—	44
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(784)	—	(784)
NET INCOME (LOSS)	(2,502)	(348)	(2,850)	(7,449)	(348)	(7,797)
Less: Net (income) loss attributable to noncontrolling interest	(1,059)	—	(1,059)	(1,059)	—	(1,059)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(3,561)	(348)	(3,909)	(8,508)	(348)	(8,856)
Less: Preferred stock dividends and accretion	200	—	200	200	—	200
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(3,761)	$(348)	$(4,109)	$(8,708)	$(348)	$(9,056)
BASIC INCOME (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.02)	$(0.24)	$(0.50)	$(0.02)	$(0.52)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—	(0.05)	—	(0.05)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.22)	$(0.02)	$(0.24)	$(0.55)	$(0.02)	$(0.57)
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.02)	$(0.24)	$(0.50)	$(0.02)	$(0.52)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—	(0.05)	—	(0.05)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.22)	$(0.02)	$(0.24)	$(0.55)	$(0.02)	$(0.57)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,905	—	16,905	15,780	—	15,780
Diluted	16,905	—	16,905	15,780	—	15,780
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(3,788)	$(348)	$(4,136)	$(7,968)	$(348)	$(8,316)
Income (loss) from discontinued operations	27	—	27	44	—	44
Gain (loss) from sale of discontinued operations	—	—	—	(784)	—	(784)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(3,761)	$(348)	$(4,109)	$(8,708)	$(348)	$(9,056)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
NET INCOME (LOSS)	$(2,502)	$(348)	$(2,850)	$(7,449)	$(348)	$(7,797)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	238	—	238	(136)	—	(136)
Less: Comprehensive (income) attributable to the noncontrolling interest	(1,059)	—	(1,059)	(1,059)	—	(1,059)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(3,323)	$(348)	$(3,671)	$(8,644)	$(348)	$(8,992)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of June 30, 2014
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,831	$—	$40,831
Investments	757	—	757
Accounts receivable (net of allowance for doubtful accounts receivable of $2,089 and $2,476 at June 30, 2014 and December 31, 2013, respectively)	138,043	—	138,043
Costs and recognized earnings in excess of billings on uncompleted contracts	25,737	—	25,737
Inventories	16,990	—	16,990
Prepaid expenses and other current assets	37,826	(208)	37,618
Assets held for sale	9,251	—	9,251
Total current assets	269,435	(208)	269,227
PROPERTY, PLANT AND EQUIPMENT – Net	83,226	445	83,671
GOODWILL	27,911	79	27,990
OTHER INTANGIBLE ASSETS – Net	4,615	—	4,615
OTHER ASSETS	6,568	—	6,568
TOTAL ASSETS	$391,755	$316	$392,071
LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,247	$—	$51,247
Accrued interconnection costs	9,815	—	9,815
Accrued payroll and employee benefits	13,366	—	13,366
Accrued expenses and other current liabilities	17,715	—	17,715
Billings in excess of costs and recognized earnings on uncompleted contracts	58,218	—	58,218
Accrued income taxes	—	—	—
Accrued interest	712	—	712
Current portion of long-term debt	36,781	—	36,781
Liabilities held for sale	4,259	—	4,259
Total current liabilities	192,113	—	192,113
LONG-TERM DEBT	49,170	—	49,170
DEFERRED TAX LIABILITY	7,799	—	7,799
OTHER LIABILITIES	1,028	—	1,028
Total liabilities	250,110	—	250,110
COMMITMENTS AND CONTINGENCIES (See Note 10)
TEMPORARY EQUITY (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; 30,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29,075	—	29,075
Total temporary equity	29,075	—	29,075
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value – 80,000,000 shares authorized; 20,543,595 and 14,257,545 shares issued and 20,511,969 and 14,225,919 shares outstanding at June 30, 2014 and December 31, 2013, respectively	21	—	21
Additional paid-in capital	119,724	664	120,388
Retained earnings (accumulated deficit)	(38,281)	(348)	(38,629)
Treasury stock, at cost – 31,626 shares at June 30, 2014 and December 31, 2013, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(14,188)	—	(14,188)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	66,898	316	67,214
Non-controlling interest	45,672	—	45,672
Total permanent equity	112,570	316	112,886
TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY	$391,755	$316	$392,071

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	As of June 30, 2014
	As Reported	Adjustments	As Restated
Common Stock	$21	$—	$21
Additional Paid-In Capital	119,724	664	120,388
Treasury Stock	(378)	—	(378)
Earnings (Accumulated Deficit)	(38,281)	(348)	(38,629)
Accumulated Other Comprehensive Income (Loss)	(14,188)	—	(14,188)
Noncontrolling Interest	45,672	—	45,672
Total Stockholders' Equity	$112,570	$316	$112,886

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,449)	$(348)	$(7,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(198)	—	(198)
Share-based compensation expense	1,006	664	1,670
Depreciation and amortization	1,038	—	1,038
Amortization of deferred financing costs	262	—	262
(Gain) loss on sale or disposal of assets	1,760	(445)	1,315
(Gain) loss on sale of investments	(437)	—	(437)
Accretion of debt discount	576	—	576
Change in fair value of Contingent Value Rights	—	—	—
Deferred income taxes	1	208	209
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(125)	—	(125)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	11,936	—	11,936
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	1,389	—	1,389
(Increase) decrease in inventories	(2,503)	—	(2,503)
(Increase) decrease in prepaid expenses and other current assets	6,241	(2,079)	4,162
(Increase) decrease in other assets	929	—	929
Increase (decrease) in accounts payable	6,304	—	6,304
Increase (decrease) in accrued interconnection costs	(2,896)	—	(2,896)
Increase (decrease) in accrued payroll and employee benefits	728	(1,200)	(472)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(1,069)	—	(1,069)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,766)	—	(7,766)
Increase (decrease) in accrued income taxes	(1,291)	—	(1,291)
Increase (decrease) in accrued interest	634	—	634
Net cash provided by (used in) operating activities	9,070	(3,200)	5,870
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(663)	—	(663)
Sale of property and equipment and other assets	80	—	80
Sale of investments, net	423	—	423
Cash from disposition of business, net of cash disposed	—	3,200	3,200
Cash paid for business acquisitions, net of cash acquired	(85,627)	—	(85,627)
Purchase of noncontrolling interest	(5,000)	—	(5,000)
Decrease in restricted cash	—	—	—
Net cash (used in) provided by investing activities	(90,787)	3,200	(87,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	123,412	—	123,412
Principal payments on long-term obligations	(57,703)	—	(57,703)
Payment of fees on restructuring of debt	(812)	—	(812)
Proceeds from sale of common stock, net	6,000	—	6,000
Proceeds from sale of preferred stock, net	29,075	—	29,075
Proceeds from the exercise of warrants and stock options	14,368	—	14,368
Payment of dividend equivalents	(551)	—	(551)
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	(41)
Net cash provided by (used) in financing activities	113,748	—	113,748
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(197)		(197)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,834	—	31,834
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	—	8,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,831	$—	$40,831
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$194	$—	$194
Cash paid for taxes	$2,311	$—	$2,311
Non-cash investing and financing activities:
Capital lease additions	$—	$—	$—

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
Discontinued Operations—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom business (see Note 17

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTGi International Holding, Inc. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
The Company also may utilize the provisions of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), which allows the Company to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
In March 2013, an update was issued to the Foreign Currency Matters Topic No. 830, ASU 2013-5, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) loss of a controlling financial interest in an investment in a foreign entity; or (3) step acquisition for a foreign entity. Early adoption is permitted and this accounting update should be applied prospectively from the beginning of the fiscal year of adoption. On January 1, 2014, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.
In February 2013, an update was issued to the Liabilities Topic No. 405, ASU 2013-4, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which indicates reporting entities are required to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors and any additional amounts the reporting entity expects to pay on behalf

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

of its co-obligors. On January 1, 2014, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.
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
In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-9, “Revenue from Contracts with Customers (Topic 606),” by the FASB and as IFRS 15 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:

•	Identifies the contract(s) with a customer (step 1).

•	Identifies the performance obligations in the contract (step 2).

•	Determines the transaction price (step 3).

•	Allocates the transaction price to the performance obligations in the contract (step 4).

•	Recognizes revenue when (or as) the entity satisfies a performance obligation (step 5).
The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (e.g., sales of (1) property, plant, and equipment; (2) real estate; or (3) intangible assets). Existing accounting guidance applicable to these transfers (e.g., ASC 360-20) has been amended or superseded. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
In April 2014, an update was issued to the Presentation of Financial Statements Topic No. 205 and Property, Plant and Equipment Topic No. 360, ASU 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations. The ASU revises the definition of a discontinued operation and expands the disclosure requirements. Entities should not apply the amendments to a component of an entity that is classified as held for sale before the effective date even if it is disposed of after the effective date. That is, the ASU must be adopted prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in the financial statements. The Company’s effective date for adoption is January 1, 2015. The Company does not expect this accounting update to have a material effect on its Condensed Consolidated Financial Statements in future periods, although that could change.

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
The preliminary purchase price allocation (as restated) is as follows (in thousands):

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

	Three Months Ended June 30,
	2014 (As Restated)	2013
Net revenue	$169,184	$158,080
Net income (loss) from continuing operations	(1,668)	4,317
Net income (loss) from discontinued operations	4	(567)
Gain (loss) from sale of discontinued operations	—	135,045
Net income (loss) attributable to HC2 Holdings, Inc.	$(1,664)	$138,795
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.10)	$0.31
Income (loss) from discontinued operations	—	(0.04)
Gain (loss) from sale of discontinued operations	—	9.67
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.10)	$9.94
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.10)	$0.30
Income (loss) from discontinued operations	—	(0.04)
Gain (loss) from sale of discontinued operations	—	9.35
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.10)	$9.61

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2014 (As Restated)	2013
Net revenue	$317,681	$305,000
Net income (loss) from continuing operations	(3,764)	(516)
Net income (loss) from discontinued operations	12	1,819
Gain (loss) from sale of discontinued operations	(784)	135,045
Net income (loss) attributable to HC2 Holdings, Inc.	$(4,536)	$136,348
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$(0.04)
Income (loss) from discontinued operations	—	0.13
Gain (loss) from sale of discontinued operations	(0.05)	9.69
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.29)	$9.78
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$(0.04)
Income (loss) from discontinued operations	—	0.13
Gain (loss) from sale of discontinued operations	(0.05)	9.69
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.29)	$9.78
All expenditures incurred in connection with the Schuff acquisition were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the three months ended June 30, 2014. The results of operations for Schuff have been included in the condensed consolidated results of operations for the period May 29, 2014 through June 30, 2014. The Company recorded revenue of $54.5 million and net income of $2.8 million from Schuff for the three months ended June 30, 2014.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$18,872	$—
Buildings	24,142	—
Building and leasehold improvements	3,375	386
Network equipment	5,348	5,303
Machinery and equipment	27,514	—
Transportation equipment	1,165	—
Furniture and fixtures	2,049	380
EDP equipment	1,967	—
Construction in progress	2,556	—
	86,988	6,069
Less accumulated depreciation and amortization	3,317	3,107
	$83,671	$2,962
Depreciation expense was $0.8 million and $1.0 million for the three and six months ended June 30, 2014, respectively. Depreciation expense was immaterial for the three and six months ended June 30, 2013 as a result of the property, plant and equipment of ICS being included in assets held for sale.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

7. ACCOUNTS PAYABLE
Accounts payable consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$47,557	$6,964
Retentions payable	3,690	—
	$51,247	$6,964
8. LONG-TERM OBLIGATIONS
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Note payable collaterized by the Company’s assets, with interest payable quarterly based on alternate base rate or LIBOR plus applicable margin (starting at 7.5% for alternate base rate and 8.5% for LIBOR) and increases by 25 basis points every quarter with principal due in 2015	$70,314	$—
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,948	—
Note payable to a bank under a revolving line of credit agreement, collaterized by Schuff’s assets, with interest payable monthly at the LIBOR plus 3%, maturing in 2019	10,689	—
	85,951	—
Less current portion	36,781	—
	$49,170	$—
Aggregate debt maturities are as follows (in thousands):

2014	$36,469
2015	45,472
2016	625
2017	625
2018	625
2019	2,135
$85,951
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Schuff has a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”). On May 5, 2014, Schuff amended its Credit Facility, pursuant to which Wells Fargo extended the maturity date of the Credit Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5,000,000, collaterized by its real estate (“Real Estate Term Advance”). The Real Estate Term Advance has a 5 years amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments. The proceeds of the Real Estate Term Advance, in conjunction with cash generated from operations and borrowings under the Credit Facility, were used to pay the remaining balance of the previous real estate term loan issued under the Credit Facility. The Credit Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Credit Facility has a floating interest rate of LIBOR plus 3.00% (3.23% at June 29, 2014) and requires monthly interest payments. The Credit Facility contains various restrictive covenants. At June 30, 2014, Schuff was in compliance with these covenants.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

9. INCOME TAXES
Income tax expense
Income tax expense was $2.2 million (as restated) and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff. Income tax expense was $2.2 million (as restated) and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Effective March 31, 2012, Schuff withdrew from the Steelworkers Pension Trust and incurred an initial withdrawal liability of approximately $2.6 million. During 2013, Schuff negotiated with the Steelworkers Pension Trust and reduced the liability to approximately $2.4 million. Schuff is required to make quarterly payments of approximately $0.2 million through September 1, 2015. The remaining balance of the withdrawal liability at June 30, 2014 was approximately $1.0 million, and is included in other liabilities (current and long-term) in the condensed consolidated balance sheets. Prior to its withdrawal from the Steelworkers Pension Trust, Schuff made contributions of $0.2 million during the year ended December 31, 2012.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered.
There were 2,812,385 and 40,000 options granted during the six months ended June 30, 2014 and 2013, respectively. Of the 2,812,385 options granted during the six months ended June 30, 2014, 2,803,864 of such options were granted to Philip Falcone, in connection with his appointment as Chairman, President and Chief Executive Officer of HC2. These options were issued pursuant to a standalone option agreement with Mr. Falcone and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2014 was $1.44 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Six Months Ended June 30,
	2014	2013
Expected option life	5.87 years	5.75 years
Risk-free interest rate	1.65% – 2.73%	1.32%
Expected volatility	36.74% – 37.20%	35.55%
Dividend yield	—%	—%
Total share-based compensation expense recognized by the Company during the three months ended June 30, 2014 and 2013 was $1.5 million (as restated) and $1.0 million, respectively. Total share-based compensation expense recognized by the Company during the six months ended June 30, 2014 and 2013 was $1.7 million (as restated) and $1.5 million, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.
Restricted Stock Units (RSUs)
A summary of HC2’s RSU activity during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	22,500	$13.59
Granted	4,261	$3.60
Vested	(20,000)	$13.82
Forfeitures	—	$—
Unvested - June 30, 2014	6,761	$6.67
As of June 30, 2014, the unvested RSUs represented $40,000 of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of unvested RSUs expected to vest is 6,761.
Stock Options
A summary of HC2’s stock option activity during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2013	589,859	$3.17
Granted	2,812,385	$4.32
Exercised	(230,300)	$2.43
Forfeitures	(229,901)	$4.47
Outstanding - June 30, 2014	2,942,043	$4.28
Eligible for exercise	1,056,467	$4.22

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding - June 30, 2014	$96,292	10.0
Options exercisable - June 30, 2014	$79,295	9.8
During the six months ended June 30, 2014, the intrinsic value of the exercised options was $0.3 million. As of June 30, 2014, the Company had 1,885,577 unvested stock options outstanding of which $2.7 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.9 years. The number of unvested stock options expected to vest is 1,885,577 shares, with a weighted average remaining life of 10.0 years, a weighted average exercise price of $4.28, and an intrinsic value that was immaterial.
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
Preferred and Common Stock
On May 29, 2014, HC 2 issued 30,000 shares of Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. Each share of Preferred Stock is initially convertible at a conversion price of $4.25, which is subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.
Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date, holders of the Preferred Stock shall be entitled to

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014 (As Restated)	June 30, 2013	June 30, 2014 (As Restated)	June 30, 2013
Net Revenue by Geographic Region
United States	$80,978	$23,635	$106,258	$47,263
United Kingdom	15,608	34,986	33,682	70,147
Total	$96,586	$58,621	$139,940	$117,410
Net Revenue by Segment
Telecommunications	$42,111	$58,621	$85,465	$117,410
Manufacturing	54,475	—	54,475	—
Total	$96,586	$58,621	$139,940	$117,410
Income (Loss) from Operations
Telecommunications	(228)	(4,646)	(106)	(9,023)
Life Sciences	(935)	—	(935)	—
Manufacturing	5,771	—	5,771	—
Corporate	(4,724)	(6,845)	(8,933)	(7,970)
Total	$(116)	$(11,491)	$(4,203)	$(16,993)
Capital Expenditures
Telecommunications	$188	$3,438	$256	$9,955
Manufacturing	386	—	386	—
Corporate	—	—	21	—
Total	$574	$3,438	$663	$9,955
The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2014	December 31, 2013
Property, Plant and Equipment – Net
United States	$83,171	$2,303
United Kingdom	500	659
Total	$83,671	$2,962

	June 30, 2014 (As Restated)	December 31, 2013
Assets
United States	$379,497	$71,481
United Kingdom	12,574	16,199
Total	$392,071	$87,680
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(4,136)	$2,920	$(8,316)	$(2,671)
Income (loss) from discontinued operations	27	(607)	44	1,772
Gain (loss) from sale of discontinued operations	—	135,045	(784)	135,045
Net income (loss) – basic	$(4,109)	$137,358	$(9,056)	$134,146
Net income (loss) – diluted	$(4,109)	$137,358	$(9,056)	$134,146
Weighted average common shares outstanding – basic	16,905	13,972	15,780	13,941
Weighted average common shares outstanding – diluted	16,905	14,436	15,780	13,941
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$0.21	$(0.52)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.66	(0.05)	9.69
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.24)	$9.83	$(0.57)	$9.62
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.24)	$0.20	$(0.52)	$(0.19)
Income (loss) from discontinued operations	—	(0.04)	—	0.12
Gain (loss) from sale of discontinued operations	—	9.35	(0.05)	9.69
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.24)	$9.51	$(0.57)	$9.62
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
You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Unless the context otherwise requires, in this Quarterly Report on Form 10-Q/A, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “US GAAP” means accounting principles accepted in the United States of America.
General
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operation gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014. For additional information and a detailed discussion of the restatement, see Note 1 to our Condensed Consolidated Financial Statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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
For the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2014 and 2013:
Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1)	$—	$43,018	$(43,018)	(100.0)%	$—	$96,087	$(96,087)	(100.0)%
United Kingdom	15,608	34,986	(19,378)	(55.4)%	33,682	70,146	(36,464)	(52.0)%
Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1) (in CAD)	$—	$43,990	$(43,990)	(100.0)%	$—	$97,468	$(97,468)	(100.0)%
United Kingdom (in GBP)	9,280	22,769	(13,489)	(59.2)%	20,207	45,381	(25,174)	(55.5)%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.
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
Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$3,190	$50,316	$6,468	$111,199
Operating expenses	3,113	46,070	6,342	100,327
Income from operations	77	4,246	126	10,872
Interest expense	(3)	(4,260)	(3)	(8,509)
Interest income and other income (expense)	(25)	28	(51)	46
Foreign currency transaction loss	—	(262)	—	(339)
Income (loss) before income tax	49	(248)	72	2,070
Income tax (expense)	(22)	(359)	(28)	(298)
Income from discontinued operations	$27	$(607)	$44	$1,772
Results of Operations
Results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014		June 30, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$42,111	43.6%	$58,621	100.0%	$(16,510)	(28.2)%
Manufacturing	54,475	56.4%	—	—%	54,475	100.0%
Total Net Revenue	$96,586	100.0%	$58,621	100.0%	$37,965	64.8%
Net revenue: Net revenue increased $38.0 million, or 64.8%, to $96.6 million for the three months ended June 30, 2014 from $58.6 million for the three months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014		June 30, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$39,530	93.9%	$55,436	94.6%	$(15,906)	(28.7)%
Manufacturing	43,330	79.5%	—	—%	43,330	100.0%
Total Cost of Revenue	$82,860	85.8%	$55,436	94.6%	$27,424	49.5%
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

	Quarter Ended				Quarter-over-Quarter
	June 30, 2014 (As Restated)		June 30, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$2,599	6.2%	$7,831	13.4%	$(5,232)	(66.8)%
Life Sciences	935	0.0%	0.0	0.0%	935	100.0%
Manufacturing	5,239	9.6%	0.0	0.0%	5,239	100.0%
Corporate	4,723	0.0%	6,846	0.0%	(2,123)	(31.0)%
Total SG&A	$13,496	14.0%	$14,677	25.0%	$(1,181)	(8.0)%

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $1.2 million to $13.5 million, or 14.0% of net revenue, for the three months ended June 30, 2014 from $14.6 million, or 25.0% of net revenue, for the three months ended June 30, 2013. The decrease in Telecommunications was primarily due to a $3.0 million decrease in salaries and benefits resulting from headcount reductions, $1.3 million lower professional fees, $0.5 million decrease in general and administrative expenses and $0.4 million decrease in occupancy. The decrease in Corporate was primarily due to a $4.5 million decrease in salaries and benefits resulting from headcount reductions which was partially offset by $1.8 million higher professional fees and $0.5 million increase in occupancy. The increase in Manufacturing was due to our acquisition of Schuff.
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
Gain from contingent rights valuation: The gain from the change in fair value of HC2’s now-expired contingent value rights (the “CVRs") for the three months ended June 30, 2013 was $14.8 million. Estimates of fair value represent the Company’s best estimates based on a pricing model and have historically been correlated to and reflective of our common stock trends. Generally, as the fair value of our common stock increased/decreased, the fair value of the CVRs increased/decreased and a loss/gain from CVR valuation was recorded. The sale of substantially all of North America Telecom constituted a change of control under the agreement governing the CVRs (the “CVR Agreement”) and resulted in the expiration of the CVRs and termination of the CVR Agreement in 2013. Accordingly, there was no gain or loss from the change in fair value of the CVRs for the three months ended June 30, 2014.
Interest income and other expense, net: Interest income and other expense, net was income of $0.5 million and expense of $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to gains recorded on the sale of an investment.
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
Income tax expense: Income tax expense was $2.2 million and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.
Results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended				Year-over-Year
	June 30, 2014		June 30, 2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$85,465	61.1%	$117,410	100.0%	$(31,945)	(27.2)%
Manufacturing	54,475	38.9%	—	—%	54,475	100.0%
Total Net Revenue	$139,940	100.0%	$117,410	100.0%	$22,530	19.2%
Net revenue: Net revenue increased $22.5 million, or 19.2%, to $139.9 million for the six months ended June 30, 2014 from $117.4 million for the six months ended June 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations year over year.

	Six Months Ended				Year-over-Year
	June 30, 2014		June 30, 2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$80,637	94.4%	$110,952	94.5%	$(30,315)	(27.3)%
Manufacturing	43,330	79.5%	—	—%	43,330	100.0%
Total Cost of Revenue	$123,967	88.6%	$110,952	94.5%	$13,015	11.7%
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

	Six Months Ended				Year-over-Year
	June 30, 2014 (As Restated)		June 30, 2013
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$5,376	6.3%	$15,485	13.2%	$(10,109)	(65.3)%
Life Sciences	935	0.0%	0.0	0.0%	935	100.0%
Manufacturing	5,239	9.6%	0.0	0.0%	5,239	100.0%
Corporate	8,150	0.0%	7,971	0.0%	179	(2.2)%
Total SG&A	$19,700	14.1%	$23,456	20.0%	$(3,756)	(16.0)%
Selling, general and administrative expenses: Selling, general and administrative expenses decreased $3.8 million to $19.7 million, or 14.1% of net revenue, for the six months ended June 30, 2014 from $23.5 million, or 20.0% of net revenue, for the six months ended June 30, 2013. The decrease in Telecommunications was primarily due to a $4.9 million decrease in salaries and benefits resulting from headcount reductions, $3.3 million lower professional fees, $0.9 million lower rent expense and $0.9 million decrease in general and administrative expenses. The decrease in Corporate was primarily due to a $4.5 million decrease in salaries and benefits resulting from headcount reductions partially offset by $2.5 million higher rent expense and $2.1 million higher professional fees. The increase in Manufacturing was due to our acquisition of Schuff.
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
Interest income and other expense, net: Interest income and other expense, net was income of $0.5 million and expense of $0.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to gains recorded on the sale of an investment.
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
Income tax expense: Income tax expense was $2.2 million and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in tax expense was due primarily to the acquisition of Schuff.
Liquidity and Capital Resources
Important Long-Term Liquidity and Capital Structure Developments:
Credit Facilities
On May 29, 2014, the Company entered into a senior secured credit facility providing for an eighteen month term loan of $80 million relating to its acquisition of Schuff (the “Credit Facility”). In addition, Schuff’s credit facilities remained in place following the acquisition. For additional information on these facilities, refer to Note 8—“Long-Term Obligations—Credit Facilities” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.
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
Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2014 as compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net loss, net of non-cash operating activity, used $3.5 million of cash. Other major drivers included a decrease in accounts receivable of $11.9 million, an increase in accounts payable of $6.3 million and a decrease in prepaid expenses and other current assets of $4.2 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.8 million. For the six months ended June 30, 2013, net income, net of non-cash operating activity, used $1.3 million of cash. Other major drivers included an increase in accounts receivable of $4.7 million, a decrease in accrued expenses, other current liabilities and other liabilities, net of $4.4 million and a decrease in accounts payable of $1.0 million, partially offset by a decrease in other assets of $2.2 million and an increase in accrued income taxes of $0.2 million.
Net cash used in investing activities was $87.6 million for the six months ended June 30, 2014 as compared to net cash provided by investing activities of $159.4 million for the six months ended June 30, 2013. Net cash used in investing activities for the six months ended June 30, 2014 included $85.6 million for the Schuff acquisition, Schuff’s purchase of their common stock for $5.0 million and $0.7 million of capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2013 included $169.6 million of net proceeds from the sale of our BLACKIRON Data segment and a decrease in restricted cash of $0.2 million, partially offset by $10.0 million of capital expenditures and $0.4 million used in the acquisition of businesses.
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
New Accounting Pronouncements
For a discussion of our “New Accounting Pronouncements,” refer to Note 2—“Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.
Related Party Transactions
HC2 has entered into indemnification agreements with each of its directors and executive officers. These agreements require HC2 to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q/A contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.
HC2

Factors or risks that could cause HC2’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	any claims, investigations or proceedings arising as a result of the restatement of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 4 of this quarterly report on Form 10-Q/A;

•	the outcome of purchase price adjustments related to divested businesses or the possibility of indemnification claims arising out of such divestitures;

•	continuing uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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

Evaluation of Disclosure Controls and Procedures

At the time of the Original Filing on August 11, 2014, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2014. Subsequent to this evaluation, our Chief Executive Officer and current Chief Financial Officer concluded that, as of June 30, 2014 the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in its internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls related to the accounting for income taxes, including the income tax provision, the related tax assets and liabilities and related footnote disclosures. Management subsequently identified a material weakness in our internal controls over the valuation of a business acquisition and accounting for complex and/or non-routine transactions.

Management concluded that our processes, procedures and controls related to financial reporting were not effective to ensure the accuracy of the amounts reported relating to the income tax provision, the related tax assets and liabilities, and related footnote disclosures, the valuation of a business acquisition, and the accounting for complex and/or non-routine transactions. In particular, our processes and procedures did not (1) provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP; (2) provide for adequate and timely review of the valuation and the recognition of goodwill arising from a business acquisition in accordance with U.S. GAAP; and (3) provide for adequate review of the Consolidated Statements of Cash Flows in connection with a business combination. These material weaknesses resulted in errors that, when aggregated with other errors that had been waived due to immateriality in prior periods, formed the basis for the determination by the Audit Committee that our financial statements for the year ended December 31, 2014 and our condensed consolidated financial statements for the quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 should be restated.

The principal factors contributing to the material weaknesses were:

•	a change in the nature and complexity of our business, which included several significant acquisitions;

•	insufficient complement of personnel to address certain complex and/or non-routine accounting matters; and

•	inadequate management review controls to ensure the completeness and accuracy of data used in the income tax provision, valuation of acquired businesses, and Consolidated Statements of Cash Flows.

Prior to filing this Form 10-Q/A, the Company performed additional analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q/A as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are fairly presented, in all material respects, in conformity with U.S. GAAP.

Remediation Plan

In an effort to remediate the material weaknesses, during the nine months ended December 31, 2015, we have undertaken the following steps:

•	the appointment of a new Chief Financial Officer;

•	hiring of additional certified public accountants, including a Controller;

•	engagement of external advisors to supplement the staff charged with compiling and filing our U.S. GAAP results;

•	implementation of organizational structure changes that better integrate the tax accounting and finance functions;

•	enhancement of our processes and procedures for determining, documenting and calculating our income tax provision;

•	increasing the level of certain tax review activities throughout the year and during the financial statement close process; and

•	enhancing the procedures and documentation requirements, including related training, surrounding the evaluation and recording of complex and/or non-routine transactions, such as business combinations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of certain pending legal proceedings, see Note 10—“Commitments and Contingencies—Litigation” to our consolidated financial statements included in HC2’s Annual Report on Form 10-K for the year ended December 31, 2013.
For recent developments pertaining to legal proceedings described in our Form 10-K and a description of other pending legal proceedings, please see Note 10—“Commitments and Contingencies—Litigation” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.
Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
We have identified material weaknesses in accounting for income taxes and complex and non-routine transactions in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had material weaknesses in accounting for income taxes, valuation of business acquisitions and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. If we are unable to effectively remediate these material weaknesses in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.
     In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting for accounting for income taxes, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

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
As of June 30, 2014, Schuff had a backlog of work to be completed of approximately $386.9 million ($366.9 million under contracts or purchase orders and $20.0 million under letters of intent). Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by Schuff during a given period, including legally binding commitments without a defined scope. Commitments may be in the form of written contracts, letters of intent, notices to proceed and purchase orders. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed, which increases or decreases to reflect modifications in the work to be performed under a given commitment. The revenue projected in Schuff’s backlog may not be realized or, if realized, may not be profitable as a result of poor contract performance.
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

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our results of operations, cash flows or financial condition. For additional information on our credit facilities, refer to Note 8—“Long-Term Obligations—Credit Facilities” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.
Our substantial level of indebtedness and other financing arrangements could adversely affect our results of operations, cash flows or financial condition.
We have a significant amount of indebtedness and Preferred Stock. As of June 30, 2014, our total outstanding indebtedness was $86 million and the accrued value of our Preferred Stock was $30 million. Our significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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
(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2016.

HC2 HOLDINGS, INC.

Date: March 15, 2016	By:	/s/ MICHAEL SENA
Michael Sena Chief Financial Officer(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of HC2 Holdings, Inc. (“HC2”) (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Certificate of Ownership of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to HC2 Holdings, Inc.’s (“HC2”) Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

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

10.2^	Employment Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.2 to the Original Filing)

10.3^	Option Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.3 to the Original Filing)

10.4^	Employment Agreement, dated May 21, 2014, by and between HC2 and Robert Pons (incorporated by reference to Exhibit 10.4 to the Original Filing)

10.5^	Employment Agreement, dated May 21, 2014, by and between HC2 and Keith Hladek (incorporated by reference to Exhibit 10.5 to the Original Filing)

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

10.12
Second Amended and Restated Credit and Security Agreement, dated as of August 14, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.12 to the Original Filing).

10.13
Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 24, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.13 to the Original Filing).

Exhibit Number	Description

10.14
Second Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 3, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.14 to the Original Filing).

10.15
Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of May 5, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.15 to the Original Filing).

31.1	Certification (filed herewith).

31.2	Certification (filed herewith).

32*	Certifications (filed herewith).

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

___________________

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