Form 10-Q/A
period 2014-09-30
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q/A
Amendment No. 1
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210
___________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Herndon Parkway, Suite 150, Herndon, VA	20,170
(Address of principal executive offices)	(Zip Code)
(703) 456-4100
(Registrant’s telephone number, including area code)
 ___________________________________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the three and nine months ended ended September 30, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2014 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and as described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that had been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, we are amending the Original Filing to provide restated Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2014 and to amend related disclosures.

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

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q/A

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
NET REVENUE	$183,289	$61,077	$323,229	$178,487
OPERATING EXPENSES
Cost of revenue	161,495	58,752	285,462	169,704
Selling, general and administrative	23,456	6,293	43,156	29,749
Depreciation and amortization	921	1	1,475	2
(Gain) loss on sale or disposal of assets	(3)	(2)	(81)	(8)
Asset impairment expense	—	146	—	146
Total operating expenses	185,869	65,190	330,012	199,593
INCOME (LOSS) FROM OPERATIONS	(2,580)	(4,113)	(6,783)	(21,106)
INTEREST EXPENSE	(2,103)	(3)	(3,116)	(8)
AMORTIZATION OF DEBT DISCOUNT	(805)	—	(1,381)	—
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(6,947)	—	(6,947)	—
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	—	—	14,904
INTEREST INCOME AND OTHER EXPENSE, net	29	(76)	524	(184)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	170	19	573	(232)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTEES	(12,236)	(4,173)	(17,130)	(6,626)
INCOME (LOSS) FROM EQUITY INVESTEES	(479)	—	(479)	—
INCOME TAX (EXPENSE) BENEFIT	(4,307)	3,308	(6,470)	3,090
INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,022)	(865)	(24,079)	(3,536)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(106)	(21,490)	(62)	(19,718)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	663	15,650	(121)	150,695
NET INCOME (LOSS)	(16,465)	(6,705)	(24,262)	127,441
Less: Net (income) loss attributable to noncontrolling interest	(931)	—	(1,990)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(17,396)	(6,705)	(26,252)	127,441
Less: Preferred stock dividends and accretion	1,004	—	1,204	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(18,400)	$(6,705)	$(27,456)	$127,441
BASIC INCOME (LOSS) PER COMMON SHARE:				.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(0.06)	$(1.49)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.79)	$(0.48)	$(1.50)	$9.11
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(0.06)	$(1.49)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.79)	$(0.48)	$(1.50)	$9.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,372	14,077	18,348	13,987
Diluted	23,372	14,077	18,348	13,987
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(18,957)	$(865)	$(27,273)	$(3,536)
Income (loss) from discontinued operations	(106)	(21,490)	(62)	(19,718)
Gain (loss) from sale of discontinued operations	663	15,650	(121)	150,695
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(18,400)	$(6,705)	$(27,456)	$127,441
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
NET INCOME (LOSS)	$(16,465)	$(6,705)	$(24,262)	$127,441
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	867	(1,819)	733	(7,379)
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	(1,655)	—
Less: Other comprehensive (income) attributable to the noncontrolling interest	(931)	—	(1,990)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(18,184)	$(8,524)	$(27,174)	$120,062
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(UNAUDITED)

	September 30, 2014 (As Restated)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,739	$8,997
Short-term investments	3,253	—
Accounts receivable (net of allowance for doubtful accounts receivable of $4,639 and $2,476 at September 30, 2014 and December 31, 2013, respectively)	170,570	18,980
Costs and recognized earnings in excess of billings on uncompleted contracts	26,604	—
Inventories	23,894	—
Prepaid expenses and other current assets	36,915	40,594
Assets held for sale	3,865	6,329
Total current assets	376,840	74,900
LONG-TERM INVESTMENTS	41,900	—
PROPERTY, PLANT AND EQUIPMENT—Net	234,608	2,962
GOODWILL	31,877	3,378
OTHER INTANGIBLE ASSETS—Net	23,922	—
OTHER ASSETS	22,721	6,440
TOTAL ASSETS	$731,868	$87,680
LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,811	$6,964
Accrued interconnection costs	9,969	12,456
Accrued payroll and employee benefits	15,385	1,854
Accrued expenses and other current liabilities	57,900	5,550
Billings in excess of costs and recognized earnings on uncompleted contracts	63,103	—
Accrued income taxes	302	53
Accrued interest	578	—
Current portion of long-term debt	22,408	—
Liabilities held for sale	—	4,823
Total current liabilities	225,456	31,700
LONG-TERM DEBT	290,394	—
PENSION LIABILITY	46,359	—
DEFERRED TAX LIABILITY	12,059	—
OTHER LIABILITIES	1,032	1,571
Total liabilities	575,300	33,271
COMMITMENTS AND CONTINGENCIES (See Note 11)
TEMPORARY EQUITY (See Note 14)
Preferred stock, $0.001 par value—20,000,000 shares authorized; Series A—30,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; Series A-1—11,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,524	—
Redeemable non-controlling interest	4,062	—
Total temporary equity	43.586	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—80,000,000 shares authorized; 23,689,816 and 14,257,545 shares issued and 23,658,190 and 14,225,919 shares outstanding at September 30, 2014 and December 31, 2013, respectively	24	14
Additional paid-in capital	131,472	98,598
Retained earnings (accumulated deficit)	(56,025)	(29,773)
Treasury stock, at cost—31,626 shares at September 30, 2014 and December 31, 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(14,974)	(14,052)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	60,119	54,409
Non-controlling interest	52,863	—
Total permanent equity	112,982	54,409
TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY	$731,868	$87,680
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF PERMANENT EQUITY
(in thousands)
(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	2,866	—	—	2,866	—	—	—	—
Proceeds from the exercise of warrants and stock options	24,348	7,590	8	24,340	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividend and accretion	(1,204)	—	—	(1,204)	—	—	—	—
Preferred stock beneficial conversion feature	659	—	—	659	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Issuance of restricted stock	—	342	—	—	—	—	—	—
Noncontrolling interest in acquired companies	51,129	—	—	256	—	—	—	50,873
Net income (loss)	(24,262)	—	—	—	—	(26,252)	—	1,990
Foreign currency translation adjustment	733	—	—	—	—	—	733	—
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	—	—	—	—	(1,655)	—
Balance as of September 30, 2014 (As Restated)	$112,982	23,658	$24	$131,472	$(378)	$(56,025)	$(14,974)	$52,863
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2014 (As Restated)	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,262)	$127,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(114)	1,563
Share-based compensation expense	2,867	1,742
Depreciation and amortization	4,071	11,961
Amortization of deferred financing costs	288	—
(Gain) loss on sale or disposal of assets	635	(150,704)
(Gain) loss on sale of investments	(437)	—
Equity investment (income)/loss	479	—
Impairment of goodwill and long-lived assets	—	478
Amortization of debt discount	1,381	86
Loss on early extinguishment or restructuring of debt	6,947	21,178
Change in fair value of Contingent Value Rights	—	(14,904)
Deferred income taxes	1	(156)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	57	(700)
Other	1,307	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,181	(5,201)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	522	—
(Increase) decrease in inventories	(1,984)	—
(Increase) decrease in prepaid expenses and other current assets	2,839	(2,087)
(Increase) decrease in other assets	1,558	2,896
Increase (decrease) in accounts payable	1,976	(2,157)
Increase (decrease) in accrued interconnection costs	(2,618)	6,732
Increase (decrease) in accrued payroll and employee benefits	3,055	—
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(2,300)	(7,620)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,695)	—
Increase (decrease) in accrued income taxes	(2,198)	(3,506)
Increase (decrease) in accrued interest	502	(1,715)
Net cash provided by (used in) operating activities	(10,942)	(14,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,064)	(12,034)
Sale of property and equipment and other assets	3,696	9
Purchase of investments	(18,640)	—
Investment in debt security	(250)	—
Sale of investments	1,135	—
Cash from disposition of business, net of cash disposed	25,700	270,659
Cash paid for business acquisitions, net of cash acquired	(166,510)	(397)
Purchase of noncontrolling interest	(6,978)	—
Contribution by noncontrolling interest	15,500	—
Decrease in restricted cash	—	425
Net cash (used in) provided by investing activities	(150,411)	258,662
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	492,068	—
Principal payments on long-term obligations	(294,237)	(128,008)
Payment of fees on restructuring of debt	(837)	(1,256)
Proceeds from sale of common stock, net	6,000	1,145
Proceeds from sale of preferred stock, net	39,765	—
Proceeds from the exercise of warrants and stock options	24,344	—
Payment of dividend equivalents	—	(1,235)
Payment of dividends	(750)	(119,788)
Taxes paid in lieu of shares issued for share-based compensation	(41)	(837)
Net cash provided by (used) in financing activities	266,312	(249,979)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,217)	(1,669)
NET CHANGE IN CASH AND CASH EQUIVALENTS	102,742	(7,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	23,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,739	$15,538
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,388	$10,367
Cash paid for taxes	$7,761	$608
Non-cash investing and financing activities:
Capital lease additions	$—	$148
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
On September 22, 2014, the Company completed the acquisition of Bridgehouse Marine Limited (“Bridgehouse”), the parent holding company of Global Marine Systems Limited (“GMSL”). The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness, and was funded using a portion of the net proceeds from (i) the issuance of $11 million of Series A-1 Convertible Participating Preferred Stock of HC2 (the “Series A-1 Preferred Stock”) and (ii) a senior secured credit facility providing for a twelve month (subject to extension for an additional twelve months if the Company meets certain requirements set forth in the credit agreement governing the senior secured credit facility) term loan of $214 million and a delayed draw term loan of $36 million, each of which was also completed on September 22, 2014. With a portion of these proceeds, the Company paid off its May Credit Facility and its senior unsecured credit facility consisting of a term loan of $17 million entered into on September 8, 2014 for the purpose of acquiring an ownership interest in Novatel Wireless, Inc. (“September Credit Facility”). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition, approximately 3% of the Company’s interest in GMSL was reserved for a group of individuals, leaving the Company’s controlling interest as of September 30, 2014 at approximately 97%.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

Restatement of Consolidated Financial Statements

On February 21, 2016, the Company determined that it needed to restate previously reported financial statements for the year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from material weaknesses that the Company identified in its internal control over accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. In particular, the Company is restating its Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 to correct the improper recording of items related to the following:

•
Proper recognition of transactions associated with Schuff International, Inc. ("Schuff") as part of purchase accounting as well as proper valuation of the ANG business acquisition resulting in goodwill.

•
The Company completed the acquisition of GMSL on September 22, 2014, but treated the acquisition as having closed on September 30, 2014. As a result, eight days of activity were excluded from the results of operations. The Company also identified items related to the opening balance sheet as well as conforming balance sheet reclassifications related to the purchase accounting for GMSL.

•
The Company incorrectly valued our share-based compensation expense for the three and nine months ended September 30, 2014. Options were entitled to be received between May and September of 2014, but which were actually issued on October 28, 2014. The Company incorrectly recorded the fair value of the options using the October 28th issuance date rather than the earlier measurement date under US GAAP.

•	The Company reclassified redeemable non-controlling interest from permanent equity to temporary equity.

•
The Company corrected the Condensed Consolidated Statement of Cash Flows to reclassify funds released from escrow which related to the sale of business units from operating activities to investing activities.

As a result of the errors described above the Company concluded that the financial statements for the three and nine months ended September 30, 2014 were materially misstated. The condensed consolidated statement of operations, condensed consolidated balance sheets, consolidated statement of stockholders' equity and consolidated statement of cash flows as well as the corresponding Notes to the Condensed Consolidated Financial Statements have been restated to reflect the correction of the aforementioned errors.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the three and nine months ended September 30, 2014:
HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
NET REVENUE	$179,433	$3,856	$183,289	$319,373	$3,856	$323,229
OPERATING EXPENSES
Cost of revenue	158,639	2,856	161,495	282,606	2,856	285,462
Selling, general and administrative	20,246	3,210	23,456	40,482	2,674	43,156
Depreciation and amortization	921	—	921	1,475	—	1,475
(Gain) loss on sale or disposal of assets	(448)	445	(3)	(81)	—	(81)
Asset impairment expense	—	—	—	—	—	—
Total operating expenses	179,358	6,511	185,869	324,482	5,530	330,012
INCOME (LOSS) FROM OPERATIONS	75	(2,655)	(2,580)	(5,109)	(1,674)	(6,783)
INTEREST EXPENSE	(2,103)	—	(2,103)	(3,116)	—	(3,116)
AMORTIZATION OF DEBT DISCOUNT	(805)	—	(805)	(1,381)	—	(1,381)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(6,947)	—	(6,947)	(6,947)	—	(6,947)
GAIN FROM CONTINGENT VALUE RIGHTS VALUATION	—	—	—	—	—	—
INTEREST INCOME AND OTHER EXPENSE, net	(1,092)	1,121	29	524	—	524
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	170	—	170	573	—	573
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTEES	(10,702)	(1,534)	(12,236)	(15,456)	(1,674)	(17,130)
INCOME (LOSS) FROM EQUITY INVESTEES	(288)	(191)	(479)	(288)	(191)	(479)
INCOME TAX (EXPENSE) BENEFIT	(4,515)	208	(4,307)	(6,470)	—	(6,470)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,505)	(1,517)	(17,022)	(22,214)	(1,865)	(24,079)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(106)	—	(106)	(62)	—	(62)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	663	—	663	(121)	—	(121)
NET INCOME (LOSS)	(14,948)	(1,517)	(16,465)	(22,397)	(1,865)	(24,262)
Less: Net (income) loss attributable to noncontrolling interest	(931)	—	(931)	(1,990)	—	(1,990)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	(15,879)	(1,517)	(17,396)	(24,387)	(1,865)	(26,252)
Less: Preferred stock dividends and accretion	1,004	—	1,004	1,204	—	1,204
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK AND PARTICIPATING PREFERRED STOCKHOLDERS	$(16,883)	$(1,517)	$(18,400)	$(25,591)	$(1,865)	$(27,456)
BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.07)	$(0.82)	$(1.38)	$(0.11)	$(1.49)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	0.03	—	0.03	(0.01)	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.72)	$(0.07)	$(0.79)	$(1.39)	$(0.11)	$(1.50)
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.75)	$(0.07)	$(0.82)	$(1.38)	$(0.11)	$(1.49)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	0.03	—	0.03	(0.01)	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(0.72)	$(0.07)	$(0.79)	$(1.39)	$(0.11)	$(1.50)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Basic	23,372	23,372	23,372	18,348	18,348	18,348
Diluted	23,372	23,372	23,372	18,348	18,348	18,348
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF HC2 HOLDINGS, INC.
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(17,440)	$(1,517)	$(18,957)	$(25,408)	$(1,865)	$(27,273)
Income (loss) from discontinued operations	(106)	—	(106)	(62)	—	(62)
Gain (loss) from sale of discontinued operations	663	—	663	(121)	—	(121)
NET INCOME (LOSS) ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(16,883)	$(1,517)	$(18,400)	$(25,591)	$(1,865)	$(27,456)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
NET INCOME (LOSS)	$(14,948)	$(1,517)	$(16,465)	$(22,397)	$(1,865)	$(24,262)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(21)	888	867	(155)	888	733
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	(1,655)	(1,655)	—	(1,655)
Less: Other comprehensive (income) attributable to the noncontrolling interest	$(931)	—	(931)	(1,990)	—	(1,990)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HC2 HOLDINGS, INC.	$(17,555)	$(629)	$(18,184)	$(26,197)	$(977)	$(27,174)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of September 30, 2014
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,739	$—	$111,739
Short-term investments	3,253	—	3,253
Accounts receivable (net of allowance for doubtful accounts receivable of $4,639 and $2,476 at September 30, 2014 and December 31, 2013, respectively)	170,516	54	170,570
Costs and recognized earnings in excess of billings on uncompleted contracts	26,604	—	26,604
Inventories	23,894	—	23,894
Prepaid expenses and other current assets	23,693	13,222	36,915

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Assets held for sale	3,865	—	3,865
Total current assets	363,564	13,276	376,840
LONG-TERM INVESTMENTS	47,350	(5,450)	41,900
PROPERTY, PLANT AND EQUIPMENT—Net	239,562	(4,954)	234,608
GOODWILL	35,513	(3,636)	31,877
OTHER INTANGIBLE ASSETS—Net	21,161	2,761	23,922
OTHER ASSETS	22,721	—	22,721
TOTAL ASSETS	$729,871	$1,997	$731,868
LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,811	—	$55,811
Accrued interconnection costs	9,969	—	9,969
Accrued payroll and employee benefits	15,385	—	15,385
Accrued expenses and other current liabilities	49,394	8,506	57,900
Billings in excess of costs and recognized earnings on uncompleted contracts	58,403	4,700	63,103
Accrued income taxes	302	—	302
Accrued interest	578	—	578
Current portion of long-term debt	22,408	—	22,408
Liabilities held for sale	—	—	—
Total current liabilities	212,250	13,206	225,456
LONG-TERM DEBT	290,394	—	290,394
PENSION LIABILITY	46,172	187	46,359
DEFERRED TAX LIABILITY	12,363	(304)	12,059
OTHER LIABILITIES	1,726	(694)	1,032
Total liabilities	562,905	12,395	575,300
COMMITMENTS AND CONTINGENCIES (See Note 11)
TEMPORARY EQUITY (See Note 14)
Preferred stock, $0.001 par value—20,000,000 shares authorized; Series A—30,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; Series A-1—11,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,524	—	39,524
Redeemable non-controlling interest	—	4,062	4,062
Total temporary equity	39,524	4,062	43,586
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—80,000,000 shares authorized; 23,689,816 and 14,257,545 shares issued and 23,658,190 and 14,225,919 shares outstanding at September 30, 2014 and December 31, 2013, respectively	24	—	24
Additional paid-in capital	134,748	(3,276)	131,472
Retained earnings (accumulated deficit)	(54,160)	(1,865)	(56,025)
Treasury stock, at cost—31,626 shares at September 30, 2014 and December 31, 2013, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(15,862)	888	(14,974)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	64,372	(4,253)	60,119
Non-controlling interest	63,070	(10,207)	52,863
Total permanent equity	127,442	(14,460)	112,982
TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS’ EQUITY	$729,871	$1,997	$731,868

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	As of September 30, 2014
	As Reported	Adjustments	As Restated
Common Stock	$24	$—	$24
Additional Paid-In Capital	134,748	(3,276)	131,472
Treasury Stock	(378)	—	(378)
Earnings (Accumulated Deficit)	(54,160)	(1,865)	(56,025)
Accumulated Other Comprehensive Income (Loss)	(15,862)	888	(14,974)
Noncontrolling Interest	63,070	(10,207)	52,863
Total Stockholders' Equity	$127,442	$(14,460)	$112,982

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,397)	$(1,865)	$(24,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(114)	—	(114)
Share-based compensation expense	1,725	1,142	2,867
Depreciation and amortization	4,071	—	4,071
Amortization of deferred financing costs	288	—	288
(Gain) loss on sale or disposal of assets	635	—	635
(Gain) loss on sale of investments	(437)	—	(437)
Equity investment (income)/loss	288	191	479
Impairment of goodwill and long-lived assets	—	—	—
Amortization of debt discount	1,381	—	1,381
Loss on early extinguishment or restructuring of debt	6,947	—	6,947
Change in fair value of Contingent Value Rights	—	—	—
Deferred income taxes	1	—	1
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	57	—	57
Other	—	1,307	1,307
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	6,037	(3,856)	2,181
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	522	—	522
(Increase) decrease in inventories	(1,984)	—	(1,984)
(Increase) decrease in prepaid expenses and other current assets	25,539	(22,700)	2,839
(Increase) decrease in other assets	1,558	—	1,558
Increase (decrease) in accounts payable	1,751	225	1,976
Increase (decrease) in accrued interconnection costs	(2,618)	—	(2,618)
Increase (decrease) in accrued payroll and employee benefits	3,055	—	3,055
Increase (decrease) in accrued expenses, other current liabilities and other liabilities, net	(5,156)	2,856	(2,300)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(7,695)	—	(7,695)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Increase (decrease) in accrued income taxes	(2,198)	—	(2,198)
Increase (decrease) in accrued interest	502	—	502
Net cash provided by (used in) operating activities	11,758	(22,700)	(10,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,064)	—	(4,064)
Sale of property and equipment and other assets	3,696	—	3,696
Purchase of investments	(18,640)	—	(18,640)
Investment in debt security	(250)	—	(250)
Sale of investments	1,135	—	1,135
Cash from disposition of business, net of cash disposed	—	25,700	25,700
Cash paid for business acquisitions, net of cash acquired	(163,510)	(3,000)	(166,510)
Purchase of noncontrolling interest	(6,978)	—	(6,978)
Contribution by noncontrolling interest	15,500	—	15,500
Decrease in restricted cash	—	—	—
Net cash (used in) provided by investing activities	(173,111)	22,700	(150,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	492,068	—	492,068
Principal payments on long-term obligations	(294,237)	—	(294,237)
Payment of fees on restructuring of debt	(837)	—	(837)
Proceeds from sale of common stock, net	6,000	—	6,000
Proceeds from sale of preferred stock, net	39,765	—	39,765
Proceeds from the exercise of warrants and stock options	24,344	—	24,344
Payment of dividend equivalents	—	—	—
Payment of dividends	(750)	—	(750)
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	(41)
Net cash provided by (used) in financing activities	266,312	—	266,312
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,217)	—	(2,217)
NET CHANGE IN CASH AND CASH EQUIVALENTS	102,742	—	102,742
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,997	—	8,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,739	$—	$111,739
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,388	$—	$2,388
Cash paid for taxes	$7,761	$—	$7,761
Non-cash investing and financing activities:
Capital lease additions	$—	$—	$—

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Investments —Investments in non-wholly-owned companies are generally consolidated or accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Companyb s interest exceeds 50%, or if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, the results of the non-wholly-owned company are consolidated herein. All other investments are generally accounted for under the cost method.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Valuation of Long-lived Assets (Held for Sale)—Prior to December 31, 2013, ICS was included in held for sale assets. Under ASC 360, when a long-lived asset previously classified as held for sale is reclassified as held and used, the assets and liabilities are measured individually at the lower of the (1) carrying value prior to its held for sale classification, adjusted for any depreciation and amortization that would have been recognized and (2)the fair value as of the date of the decision not to sell. The Company determined that the carrying value of the current assets and current liabilities of ICS approximate fair value. With respect to the carrying value of the property and equipment of ICS, the Company first recorded depreciation for the period July 1, 2012 through December 31, 2013 and subsequently impaired any assets that had no future benefit. The resulting adjusted carrying value of ICS was lower than its fair value. The goodwill of ICS was tested for impairment under ASC 350 using a Step 1 and Step 2 approach. Because the fair value of ICS exceeded its adjusted carrying value under Step 1, no further analysis was required.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Revenue and Cost Recognition
Schuff—Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At September 30, 2014, Schuff had $30.30 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the majority of unapproved change orders at September 30, 2014 will be approved. Revisions in estimates

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS
Accounts receivable consist of the following (in thousands):

	September 30, 2014 (As Restated)	December 31, 2013
Contract receivables:
Contracts in progress	$91,908	$—
Unbilled retentions	33,693	—
Trade receivables	48,228	21,456
Other receivables	1,380	—
Allowance for doubtful accounts	(4,639)	(2,476)
	$170,570	$18,980
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
5. BUSINESS COMBINATIONS
Schuff
On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff, a steel fabrication and erection company and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. In October 2014, the final results of tender offer for all outstanding shares of Schuff was announced and the Company accepted for purchase 733,634 shares, which had the effect of increasing the Company’s ownership interest to 89%. On October 29, 2014, we entered into an open-market transaction to increase our ownership of Schuff to 90.6%, and we intend to execute a short-form merger as soon as practicable. Such short-

form merger will increase our ownership of Schuff shares to 100%. Schuff and its wholly-owned subsidiaries primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas, Kansas and California. Schuff’s construction projects are primarily in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama. The Company acquired Schuff to diversify its portfolio of holdings and saw Schuff as an opportunity to enter the steel fabrication and erection market.
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
The transaction was accounted for using the acquisition method of accounting. The table below summarizes the preliminary estimates of fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. The purchase price of ANG was valued at $23.7 million which represented both the cash paid by the Company for its 51% interest, and the fair value of the noncontrolling interest of 49%.
The purchase price allocation (as restated) is as follows (in thousands):

Cash and cash equivalents	$15,704
Accounts receivable	306
Prepaid expenses and other current assets	31
Inventories	27
Property and equipment, net	1,921
Customer contracts	2,700
Trade names	6,300
Other assets	2
Goodwill	1,374
Total assets acquired	28,365
Accounts payable	49
Accrued payroll and employee benefits	5
Accrued expenses and other current liabilities	26
Billings in excess of costs and recognized earnings on uncompleted contracts	114
Current portion of long-term debt	34
Long-term debt	870
Deferred tax liability	3,530
Total liabilities assumed	4,628
Enterprise value	23,737
Less fair value of non-controlling interest	8,237
Purchase price attributable to controlling interest	$15,500

 The acquisition of ANG resulted in goodwill of approximately $1.4 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Useful Lives	Value August 1, 2014
Customer contracts	4 years	$2,700
Trade names	15 years	6,300
Total intangible assets		$9,000
GMSL
On September 22, 2014, the Company completed the acquisition of Bridgehouse and its subsidiary, GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness. GMSL is a leading provider of engineering and underwater services on submarine cables. The Company acquired GMSL for its attractive valuation and strong cash position.
The transaction was accounted for using the acquisition method of accounting. The table below summarizes the fair value of the GMSL assets acquired and liabilities assumed as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. Specifically, the values for goodwill, customer contracts, trade name, developed technology and investments may change. The net enterprise value of GMSL was valued at $130.4 million which represented both the cash paid by the Company for its 97% interest, and the fair value of the noncontrolling interest of 3%.
The purchase price allocation as restated is as follows (in thousands):

Cash and cash equivalents	$62,555
Accounts receivable	22,381
Prepaid expenses and other current assets	23,108
Inventories	7,395
Restricted cash	4,682
Property and equipment, net	152,022
Goodwill	1,366
Customer contracts	8,121
Trade name	1,137
Developed technology	1,299
Investments	26,767
Other assets	7,482
Total assets acquired	318,315
Accounts payable	8,740
Accrued expenses and other current liabilities	44,136
Accrued income taxes	1,251
Current portion of long-term debt	8,140
Long-term debt	78,356
Pension liability	46,110
Deferred tax liability	709
Other liabilities	485
Noncontrolling interest	—
Total liabilities assumed	187,927
Net enterprise value	130,388
Less fair value of noncontrolling interest	3,803
Purchase price attributable to controlling interest	$126,585
The acquisition of GMSL resulted in goodwill of approximately $1.4 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes. The values for goodwill, customer contracts, trade name, developed technology and investments are estimates and may change.
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Useful Lives	Value September 22, 2014 (As Restated)
Customer contracts	15 years	$8,121
Trade name	3 years	1,137
Developed technology	4 years	1,299
Total intangible assets		$10,557
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

	Three Months Ended September 30,
	2014 (As Restated)	2013 (As Restated)
Net revenue	$223,595	$212,021
Net income (loss) from continuing operations	$(15,553)	$2,875
Net income (loss) from discontinued operations	$(106)	$(21,669)
Gain (loss) from sale of discontinued operations	$663	$15,650
Net income (loss) attributable to HC2 Holdings, Inc.	$(14,996)	$(2,912)

Per share amounts:
Income (loss) from continuing operations	$(0.67)	$0.20
Income (loss) from discontinued operations	$—	$(1.54)
Gain (loss) from sale of discontinued operations	$0.03	$1.11
Net income (loss) attributable to HC2	$(0.64)	$(0.21)

	Nine Months Ended September 30,
	2014 (As Restated)	2013 (As Restated)
Net revenue	$630,230	$590,176
Net income (loss) from continuing operations	$5,346	$8,239
Net income (loss) from discontinued operations	$(94)	$(19,850)
Gain (loss) from sale of discontinued operations	$(121)	$150,695
Net income (loss) attributable to HC2 Holdings, Inc.	$5,131	$139,780

Per share amounts:
Income (loss) from continuing operations	$0.30	$0.59
Income (loss) from discontinued operations	$(0.01)	$(1.42)
Gain (loss) from sale of discontinued operations	$(0.01)	$10.77
Net income (loss) attributable to HC2	$0.28	$9.99
All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the nine months ended September 30, 2014. Transaction costs incurred in connection with the GMSL acquisition were $4.3 million during the nine months ended September 30, 2014. The results of operations for Schuff, ANG, and GMSL have been included in the condensed consolidated results of operations from the respective acquisition dates through September 30, 2014. The Company recorded revenue of $137.7 million and $192.2 million and net income of $3.5 million and $6.1 million from Schuff for the three and nine months ended September 30, 2014, respectively. The Company recorded revenue of $0.5 million and net loss of $0.4 million from ANG for the three and nine months ended September 30, 2014. The Company recorded revenue of $3.9 million and net income of $0.6 million from GMSL for the three and nine months ended September 30, 2014.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

The long-term investments accounted for under the equity method of accounting include the following:

•	$26.5 million for investments in various joint ventures by GMSL;

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
During the three and nine months ended September 30, 2014, the Company recorded $0.5 million of equity in net loss from these investments. As of September 30, 2014, the net book value of the equity method investments was $41.6 million. The long-term investments in debt securities include $0.3 million of convertible debt of mParticle.
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2014 (As Restated)	December 31, 2013
Land	$19,646	$—
Buildings	22,183	—
Building and leasehold improvements	7,804	386
Plants	2,451	—
Cable-ships and submersibles	140,408	—
Network equipment	5,273	5,303
Machinery and equipment	29,821	—
Transportation equipment	1,894	—
Furniture and fixtures	2,074	380
EDP equipment	1,978	—
Construction in progress	4,520	—
	238,052	6,069
Less accumulated depreciation and amortization	3,444	3,107
	$234,608	$2,962
Depreciation expense was $2.8 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense was immaterial for the three and nine months ended September 30, 2013 as a result of the property, plant and equipment of ICS being included in assets held for sale.
As of September 30, 2014 and December 31, 2013, total equipment under capital leases consisted of $80.8 million and $0, respectively, of cable-ships and submersibles.
8. ACCOUNTS PAYABLE
Accounts payable consists of the following (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	September 30, 2014	December 31, 2013
Accounts payable	$52,064	$6,964
Retentions payable	3,747	—
	$55,811	$6,964
9. LONG-TERM OBLIGATIONS
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Note payable collaterized by the Company’s assets, with interest payable quarterly based on alternate base rate or LIBOR plus applicable margin (starting at 7.5% for alternate base rate and 8.5% for LIBOR) and increases by 25 basis points every quarter with principal due in 2016	$207,025	$—
Note payable collaterized by GMSL’s assets, with interest payable monthly at LIBOR plus 3.5% and principal payable monthly, maturing in 2019	17,913	—
Note payable to a bank under a revolving line of credit agreement, collaterized by Schuff’s assets, with interest payable monthly at the LIBOR plus 3%, maturing in 2019	13,610	—
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,792	—
Note payable collaterized by ANG’s assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	846	—
Obligations under capital leases	68,584	—
Other	32	—
	312,802	—
Less current portion	22,408	—
	$290,394	$—
Aggregate debt maturities are as follows (in thousands):

2014	$17,599
2015	14,296
2016	216,275
2017	12,796
2018	19,141
Thereafter	32,695
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
Credit Facilities
On September 22, 2014, the Company entered into a senior secured credit facility providing for a twelve month term loan of $214 million and a delayed draw term loan of $36 million relating to its acquisition of GMSL pursuant to a Credit Agreement (the “Credit Agreement”) by and among HC2, certain subsidiary guarantors of HC2, the lenders party thereto from time to time, Jefferies LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties. The Company used a portion of these proceeds to finance the acquisition of GMSL and pay off HC2’s May Credit Facility and September Credit Facility. The Credit Agreement contains certain customary representations, affirmative covenants and negative covenants, including a financial covenant that requires HC2to maintain a certain collateral coverage ratio and Schuff to maintain a minimum EBITDA and certain limitations on capital expenditures that may be made by each of HC2 and Schuff. Borrowings under the Credit Agreement will bear interest at a floating rate which can be, at HC2’s option, either (i) an alternate base rate (of not less than 2%) plus an applicable margin or (ii) a LIBOR borrowing rate for a specified interest period (of not less than 1%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement starts at 7.50% per annum for alternate base rate loans and 8.50% per annum for LIBOR loans and increases by 25 basis points every three months. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets, other than the assets of Schuff, GMSL and their respective subsidiaries. The Credit Agreement contains various restrictive covenants. At September 30, 2014, the Company was in compliance with these covenants.
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
Schuff has a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”). On May 5, 2014, Schuff amended its Credit Facility, pursuant to which Wells Fargo extended the maturity date of the Credit Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5,000,000, collaterized by its real estate (“Real Estate Term Advance”). The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments. The proceeds of the Real Estate Term Advance, in conjunction with cash generated from operations and borrowings under the Credit Facility, were used to pay the remaining balance of the previous real estate term loan issued under the Credit Facility. On September 26, 2014 and October 21, 2014, Schuff amended the Schuff Facility to allow for a new $15.0 million term loan to be used for equipment financing and working capital requirements related to a recent project award. The new term

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

loan has a five-year amortization period with terms substantially similar to the Real Estate Term Advance. The October 21, 2014 amendment also reduces the restrictions on dividend payments to shareholders. The amendment allows dividends to be paid to Schuff shareholders up to four times a year, subject to the following conditions: (a) the consent of Wells Fargo, which is the Schuff Facility lender (which consent shall not be unreasonably withheld); (b) maintenance of a fixed charge ratio of 1.2 to 1; (c) a minimum excess availability under the Schuff Facility of $10 million before and after the payment of a dividend and (d) Schuff is not in default under the Schuff Facility at the time of the dividend payment. The Credit Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Credit Facility has a floating interest rate of LIBOR plus 3.00% (3.23% at September 28, 2014) and requires monthly interest payments. The Credit Facility contains various restrictive covenants. At September 30, 2014, Schuff was in compliance with these covenants.
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
As of September 30, 2014, £42,227,000 in aggregate principal amount (the equivalent of 68,583,786 based on conversion rates in effect as of September 30, 2014) remained outstanding under the GMSL Leases.
10. INCOME TAXES
Income Tax Expense/Benefit
Income tax expense was $4.3 million (as restated) and $6.5 million (as restated) for the three and nine months ended September 30, 2014, respectively and income tax benefit of $3.3 million and $3.1 million for the three and nine months ended September 30, 2013, respectively. The increase in tax expense was due primarily to the taxable income at Schuff.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
There were 3,427,767 and 690,948 options granted during the nine months ended September 30, 2014 and 2013, respectively. Of the 3,427,767 options granted during the nine months ended September 30, 2014, 3,350,946 of such options were granted to Philip Falcone, in connection with his appointment as Chairman, President and Chief Executive Officer of HC2. These options were issued pursuant to a standalone option agreement with Mr. Falcone and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2014 was $1.46 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Nine Months Ended September 30,
	2014	2013
Expected option life	5.83 years	4 - 5.75 years
Risk-free interest rate	1.65% - 2.73%	1.17 - 1.73%
Expected volatility	36.74% - 37.80%	35.55 - 37.23%
Dividend yield	—%	—%
Total share-based compensation expense recognized by the Company was $1.2 million (as restated) and $2.9 million (as restated) for the three and nine months ended September 30, 2014, respectively and $0.2 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.
Restricted Stock
A summary of HC2’s restricted stock activity during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2013	22,500	$13.59
Granted	345,761	$4.05
Vested	(133,833)	$5.52
Forfeitures	—	$—
Unvested—September 30, 2014	234,428	$4.14

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

As of September 30, 2014, the unvested restricted stock represented $0.9 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.7 years. The number of shares of unvested restricted stock expected to vest is 234,428.
Stock Options
A summary of HC2’s stock option activity during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2013	589,859	$3.17
Granted	3,427,767	$4.29
Exercised	(230,300)	$2.43
Forfeitures	(229,901)	$4.47
Outstanding—September 30, 2014	3,557,425	$4.26
Eligible for exercise	1,261,594	$4.20
The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—September 30, 2014	$1,126,901	9.8
Options exercisable—September 30, 2014	$461,482	9.6
During the nine months ended September 30, 2014, the intrinsic value of the exercised options was $0.3 million. As of September 30, 2014, the Company had 2,295,831 unvested stock options outstanding of which $2.9 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.7 years. The number of unvested stock options expected to vest is 2,295,831 shares, with a weighted average remaining life of 9.8 years, a weighted average exercise price of $4.26, and an intrinsic value of $0.7 million.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
16. OPERATING SEGMENT AND RELATED INFORMATION
The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has five reportable operating segments based on management’s organization of the enterprise—Telecommunications, Life Sciences, Manufacturing, Marine Services and Utilities. The Company also has non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.
Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014 (As Restated)	September 30, 2013	September 30, 2014 (As Restated)	September 30, 2013
Net Revenue by Geographic Region
United States	$161,402	$31,863	$266,390	$79,126
United Kingdom	19,534	29,214	53,216	99,361
Other	2,353	—	3,623	—
Total	$183,289	$61,077	$323,229	$178,487
Net Revenue by Segment
Telecommunications	$41,267	$61,077	$126,731	$178,487
Manufacturing	137,706	—	192,182	—
Utilities	460	—	460	—
Marine Services	3,856	—	3,856	—
Total	$183,289	$61,077	$323,229	$178,487
Income (Loss) from Operations
Telecommunications	$(1,344)	$(4,113)	$(1,241)	$(21,106)
Life Sciences	(495)	—	(1,430)	—
Manufacturing	9,071	—	14,843	—
Utilities	(758)	—	(758)	—
Marine Services	(532)	—	(532)	—
Corporate	(8,522)	—	(17,665)	—
Total	$(2,580)	$(4,113)	$(6,783)	$(21,106)
Capital Expenditures
Telecommunications	$38	$2,079	$294	$12,034
Manufacturing	3,321	—	3,707	—
Utilities	41	—	41	—
Corporate	—	—	22	—
Total	$3,400	$2,079	$4,064	$12,034

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2014 (As Restated)	December 31, 2013
Property, Plant and Equipment—Net
United States	$76,673	$2,303
United Kingdom	152,403	659
Other	5,532	—
Total	$234,608	$2,962

	September 30, 2014 (As Restated)	December 31, 2013
Assets
United States	$384,271	$71,481
United Kingdom	334,907	16,199
Other	12,690	—
Total	$731,868	$87,680
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
18. DISCONTINUED OPERATIONS
On April 17, 2013, the Company completed the sale of its BLACKIRON Data business to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD $200.0 million (or approximately USD $195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD$20.0 million (or approximately USD$19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow has been recorded as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. In July 2014, we received the escrow proceeds of $19.5 million. A majority of the proceeds was used to pay down then-existing credit facilities.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
As a result of these events, the Company’s Condensed Consolidated Financial Statements reflect BLACKIRON Data and North America Telecom as well as PTHI’s interest expense and loss on early extinguishment or restructuring of debt, as discontinued operations for the three and nine months ended September 30, 2014. Accordingly, revenue, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss (where applicable) from discontinued operations. The assets and liabilities of the remaining portion of North America Telecom, PTI, have been classified as held for sale assets and liabilities. The held for sale assets and liabilities were removed from the specific line items on the condensed consolidated balance sheets as of December 31, 2013.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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
A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(18,957)	$(865)	$(27,273)	$(3,536)
Income (loss) from discontinued operations	(106)	(21,490)	(62)	(19,718)
Gain (loss) from sale of discontinued operations	663	15,650	(121)	150,695
Net income (loss)—basic	$(18,400)	$(6,705)	$(27,456)	$127,441
Net income (loss)—diluted	$(18,400)	$(6,705)	$(27,456)	$127,441
Weighted average common shares outstanding—basic	23,372	14,077	18,348	13,987
Weighted average common shares outstanding—diluted	23,372	14,077	18,348	13,987
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(0.06)	$(1.49)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.79)	$(0.48)	$(1.50)	$9.11
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(0.06)	$(1.49)	$(0.25)
Income (loss) from discontinued operations	—	(1.53)	—	(1.41)
Gain (loss) from sale of discontinued operations	0.03	1.11	(0.01)	10.77
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.79)	$(0.48)	$(1.50)	$9.11

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
You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q/A and our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2014, the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Unless the context otherwise requires, in this Quarterly Report on Form 10-Q/A, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “US GAAP” means accounting principles accepted in the United States of America.

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014. For additional information and a detailed discussion of the restatement, see Note 1 to our Condensed Consolidated Financial Statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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
Preferred Stock and Common Stock Issuance
On May 29, 2014, HC2 issued 30,000 shares of Series A Convertible Participating Preferred Stock of HC2 (the “Series A Preferred Stock”) and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, HC2 issued 11,000 shares of Series A-1 Preferred Stock (together with the Series A Preferred Stock, the “Preferred Stock”. Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. In connection with the issuance of the Series A-1 Preferred Stock, HC2 amended the certificate of designation governing the Series A Preferred Stock on September 22, 2014, which changed the applicable conversion price from $4.25 to $4.00, reflected the issuance of the Series A-1 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock to those of the Series A-1 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. See Note 14—“Equity—Preferred and Common Stock” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A for additional terms of the Preferred Stock.
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
For the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, the USD was weaker on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2014 and 2013:
Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014 (As Restated)	2013	Variance $	Variance %	2014 (As Restated)	2013	Variance $	Variance %
Canada (1)	$—	$13,080	$(13,080)	(100.0)%	$—	$109,167	$(109,167)	(100.0)%
United Kingdom	19,534	29,214	(9,680)	(33.1)%	53,216	99,361	(46,145)	(46.4)%
Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance $	Variance %	2014	2013	Variance $	Variance %
Canada (1) (in CAD)	$—	$13,622	$(13,622)	(100.0)%	$—	$111,090	$(111,090)	(100.0)%
United Kingdom (in GBP)	11,713	18,925	(7,212)	(38.1)%	31,920	64,307	(32,387)	(50.4)%

(1)	Table includes revenues from discontinued operations which are subject to currency risk.
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
Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$971	$17,789	$7,439	$128,988
Operating expenses	1,045	15,620	7,387	115,947
Income from operations	(74)	2,169	52	13,041
Interest expense	(14)	(2,848)	(17)	(11,357)
Gain (loss) on early extinguishment or restructuring of debt	—	(21,178)	—	(21,178)
Interest income and other income (expense)	(9)	(70)	(60)	(24)
Foreign currency transaction loss	—	(37)	—	(376)
Income (loss) before income tax	(97)	(21,964)	(25)	(19,894)
Income tax (expense)	(9)	474	(37)	176
Income from discontinued operations	$(106)	$(21,490)	$(62)	$(19,718)
Results of Operations
Results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total
Telecommunications	$41,267	22.5%	$61,077	100.0%	$(19,810)	-32.4%
Manufacturing	137,706	75.1%	—	0.0%	137,706	100.0%
Utilities	460	0.3%	—	0.0%	460	100.0%
Marine Services	3,856	2.1%	—	0.0%	3,856	100.0%
Total Net Revenue	$183,289	100.0%	$61,077	100.0%	$122,212	200.1%
Net revenue: Net revenue increased $122.2 million, or 200.1%, to $183.3 million for the three months ended September 30, 2014 from $61.1 million for the three months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue
Telecommunications	$39,464	95.6%	$58,752	96.2%	$(19,288)	-32.8%
Manufacturing	118,839	86.3%	—	0.0%	118,839	100.0%
Utilities	336	73.0%	—	0.0%	336	100.0%
Marine Services	2,856	74.1%	—	0.0%	2,856	100.0%
Total Cost of Revenue	$161,495	88.1%	$58,752	96.2%	$102,743	174.9%
Cost of revenue: Cost of revenue increased $102.7 million to $161.5 million, or 88.1% of net revenue, for the three months ended September 30, 2014 from $58.8 million, or 96.2% of net revenue, for the three months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue in such segment. While there have been significant declines in both net revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue decreased 60 basis points quarter over quarter.

	Quarter Ended				Quarter-over-Quarter
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue
Telecommunications	$2,308	5.6%	$4,044	6.6%	$(1,736)	(42.9)%
Life Sciences	494	0.0%	—	0.0%	494	100.0%
Manufacturing	9,258	6.7%	—	0.0%	9,258	100.0%
Utilities	679	147.6%	—	0.0%	679	100.0%
Marine Services	1,532	39.7%	—	0.0%	1,532	100.0%
Corporate	9,185	0.0%	2,249	0.0%	6,936	308.4%
Total SG&A	$23,456	12.8%	$6,293	10.3%	$17,163	272.7%
Selling, general and administrative expenses: Selling, general and administrative expenses increased $17.2 million to $23.5 million, or 12.8% of net revenue, for the three months ended September 30, 2014 from $6.3 million, or 10.3% of net revenue, for the three months ended September 30, 2013. The decrease in Telecommunications was primarily due to a $0.9 million decrease in salaries and benefits resulting from headcount reductions and a $0.6 million decrease in occupancy. The increase in Manufacturing was due to our acquisition of Schuff. The increase in Corporate was primarily due to $6.2 million higher professional fees related to our acquisitions and a $0.9 million increase in general and administrative expenses which was partially offset by a $1.0 million decrease in salaries and benefits resulting from headcount reductions.

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
Interest income and other expense, net: Interest income and other expense, net was expense of $29.0 thousand and expense of $0.1 million for the three months ended September 30, 2014 and 2013, respectively.
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
Loss from equity investees: Loss from equity investees was $0.5 million and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.
Income tax expense: Income tax expense was $4.3 million and benefit of $3.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in tax expense was due primarily to the taxable income at Schuff.
Results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended				Year-over-Year
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total
Telecommunications	$126,731	39.2%	$178,487	100.0%	$(51,756)	(29.0)%
Manufacturing	192,182	59.5%	—	0.0%	192,182	100.0%
Utilities	460	0.1%	—	0.0%	460	100.0%
Marine Services	3,856	1.2%	—	0.0%	3,856	100.0%
Total Net Revenue	$323,229	100.0%	$178,487	100.0%	$144,742	81.1%
Net revenue: Net revenue increased $144.7 million, or 81.1%, to $323.2 million for the nine months ended September 30, 2014 from $178.5 million for the nine months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to a significant decline in both domestic and international terminations year over year.

	Nine Months Ended				Year-over-Year
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue
Telecommunications	$120,101	94.8%	$169,704	95.1%	$(49,603)	(29.2)%
Manufacturing	162,169	84.4%	—	0.0%	162,169	100.0%
Utilities	336	73.0%	—	0.0%	336	100.0%
Marine Services	2,856	74.1%	—	0.0%	2,856	100.0%
Total Cost of Revenue	$285,462	88.3%	$169,704	95.1%	$115,758	68.2%
Cost of revenue: Cost of revenue increased $115.8 million to $285.5 million, or 88.3% of net revenue, for the nine months ended September 30, 2014 from $169.7 million, or 95.1% of net revenue, for the nine months ended September 30, 2013. The increase is primarily due to our acquisition of Schuff. The decrease in Telecommunications is primarily due to the decrease in net revenue in such segment. While there have been significant declines in both net revenue and cost of revenue in Telecommunications, cost of revenue as a percentage of net revenue decreased 30 basis points year over year.

	Nine Months Ended				Year-over-Year
	September 30, 2014 (As Restated)		September 30, 2013		Variance	Variance %
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue
Telecommunications	$7,475	5.9%	$13,335	7.5%	$(5,860)	(43.9)%
Life Sciences	1,429	0.0%	—	0.0%	1,429	100.0%
Manufacturing	14,497	7.5%	—	0.0%	14,497	100.0%
Utilities	679	147.6%	—	0.0%	679	100.0%
Marine Services	1,532	39.7%	—	0.0%	1,532	100.0%
Corporate	17,544	0.0%	16,414	0.0%	1,130	14.8%
Total SG&A	$43,156	13.4%	$29,749	16.7%	$13,407	45.1%
Selling, general and administrative expenses: Selling, general and administrative expenses increased $13.4 million to $43.2 million, or 13.4% of net revenue, for the nine months ended September 30, 2014 from $29.7 million, or 16.7% of net revenue, for the nine months ended September 30, 2013. The decrease in Telecommunications was primarily due to a $2.9 million decrease in salaries and benefits resulting from headcount reductions, $1.5 million in lower occupancy, a $0.7 million lower professional fees, and $0.7 million decrease in general and administrative expenses. The increase in Manufacturing was due to our acquisition of Schuff. Corporate included $9.1 million lower salaries and benefits resulting from higher severance and bonus payouts in the prior year offset by $5.4 million higher professional fees related to our acquisitions, $2.7 million higher occupancy related to a lease buyout, and a $1.0 million increase in general and administrative expenses.
Depreciation and amortization expense: Depreciation and amortization expense for the nine months ended September 30, 2014 was $4.0 million, a portion of which was included in cost of revenue. Depreciation expense was an immaterial amount for the nine months ended September 30, 2013 as the property and equipment of Telecommunications was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When Telecommunications was no longer considered to be held for sale, we began to record depreciation based on the revised carrying values.
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
Loss from equity investees: Loss from equity investees was $0.5 million and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.
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
Escrow Deposits
The Company has maintained interests in certain escrow deposits associated with the sales of BLACKIRON Data and North America Telecom during 2013 which have various conditions for their release. In connection with the sale of BLACKIRON Data, CAD$20.0 million (or approximately USD $19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. In July 2014, we received escrow proceeds of $19.5 million, a majority of which was used to pay down then-existing credit facilities. In connection with the sale of North America Telecom, several different escrow deposits were established, all with varying release conditions and dates which in total amounted to $18.25 million. Pursuant to the terms of the purchase agreement, $6.45 million of the purchase price was placed in escrow to be released 14 months after the closing date, subject to any deductions required to satisfy indemnification obligations of HC2 under the purchase agreement. In addition, $4.0 million of the purchase price was placed in escrow to cover any payments required in connection with the post-closing working capital and cash adjustments, of which $3.2 million was disbursed to the Company and $0.8 million was disbursed to the purchaser upon completion of such adjustments in February 2014. Furthermore, $4.8 million of the purchase price was placed in escrow to cover certain tax liabilities, which will be released after a positive ruling with respect to the underlying matter is received or 30 days after expiration of the applicable statute of limitations relating to the underlying matter. Lastly, an additional $3.0 million was placed in escrow to be paid upon closing of the sale of PTI. On July 31, 2014, having received the necessary regulatory approvals for PTI, we completed the divestiture of the remainder of our North America Telecom business. On July 31, 2014, the escrow proceeds of $3.0 million were released and a portion of such proceeds was used to pay down then-existing credit facilities. The $6.45 million escrow deposit is recorded in prepaid expenses and other current assets, while the $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets. In October 2014, we received the escrow proceeds of $6.45 million.

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
Net cash used in operating activities was $10.9 million for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $14.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net loss, net of non-cash operating activity, used $6.8 million of cash. Other major drivers included an decrease in prepaid expenses and other current assets of $2.8 million and a decrease in accounts receivable of $2.2 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.7 million and a decrease in accrued expenses, other current liabilities and other liabilities, net of $2.3 million. For the nine months ended September 30, 2013, net income, net of non-cash operating activity, used $2.0 million of cash. Other major drivers included a decrease in accrued expenses, other current liabilities and other liabilities, net of $7.6 million, an increase in accounts receivable of $5.2 million, a decrease in accrued income taxes of $3.5 million, a decrease in accounts payable of $2.2 million, an increase in prepaid expenses and other current assets of $2.1 million and a decrease in accrued interest of $1.7 million, partially offset by an increase in accrued interconnection costs of $6.7 million and a decrease in other assets of $2.9 million.
Net cash used in investing activities was $150.4 million for the nine months ended September 30, 2014 as compared to net cash provided by investing activities of $258.7 million for the nine months ended September 30, 2013. Net cash used in investing activities for the nine months ended September 30, 2014 included $85.0 million for the Schuff acquisition, $7.0 million for Schuff’s purchase of its common stock, $127.6 million for the GMSL acquisition, $15.5 million for the ANG acquisition, $14.2 million for the Novatel investment, purchase of $4.2 million in marketable securities and $4.1 million of capital expenditures, partially offset by $62.6 cash acquired in the GMSL acquisition and $15.5 million contribution by the noncontrolling interest. Net cash provided by investing activities during the nine months ended September 30, 2013 included $270.7 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments and a decrease in restricted cash of $0.4 million, partially offset by $12.0 million of capital expenditures and $0.4 million used in the acquisition of businesses.
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

Evaluation of Disclosure Controls and Procedures

At the time of the Original Filing on November 10, 2014, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2014. Subsequent to this evaluation, our Chief Executive Officer and current Chief Financial Officer concluded that, as of September 30, 2014 the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in its internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls related to the accounting for income taxes, including the income tax provision, the related tax assets and liabilities and footnote disclosures. Management subsequently identified a material weakness in our internal controls over the valuation of a business acquisition and accounting for complex and/or non-routine transactions.

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

Prior to filing this Form 10-Q/A, the Company performed additional analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q/A as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are fairly presented, in all material respects, in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of certain pending legal proceedings, see Note 7—“Commitments and Contingencies—Litigation” to our consolidated financial statements included in HC2’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in HC2’s Form 10-Q/A filings for the quarterly periods ended March 31, 2014 and June 30, 2014 (collectively, the “Previous Reports”).
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
We have identified a material weakness in accounting for income taxes, valuation of a business acquisition, and complex and non-routine transactions in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had material weaknesses in accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions as of December 31, 2014. If we are unable to effectively remediate these material weaknesses in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.
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
We may be required to expend substantial sums in order to bring Schuff, GMSL and ANG, as well as other companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.
Prior to our acquisition of Schuff, GMSL and ANG, such companies were not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), which requires publicly traded companies to establish, evaluate and report on their internal control over financial reporting. We will need to evaluate and integrate the system of internal control over financial reporting for Schuff, GMSL and ANG. We did not conduct a formal evaluation of Schuff’s, GMSL’s or ANG’s internal control over financial reporting prior to our acquisition of those companies. Moreover, as disclosed under Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” in accordance with SEC rules, we have excluded from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 the internal control over financial reporting of businesses that we acquired in 2014, including Schuff, GMSL and ANG. If we discover any material weaknesses in internal control over financial reporting in companies we acquire, including Schuff, GMSL or ANG, as we continue to assess such controls we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of a material weakness in internal controls, in addition to the risks described under “We have identified material weaknesses in our internal control over financial reporting related to the preparation and review of our income tax provisions and related accounts and the application of US GAAP to complex and/or non-routine transactions, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.”
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

10.1^	Employment Agreement, dated September 9, 2014, by and between HC2 and Andrea Mancuso (incorporated by reference to Exhibit 10.2 to the Original Filing)

10.2^	Employment Agreement, dated September 11, 2014, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.2 to the Original Filing)

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

10.7
Fourth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 26, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.7).

10.8
Secured Loan Agreement, dated as of January 20, 2014, by and among Global Marine Systems (Vessels) Limited, as Borrower, Global Marine Systems Limited, as Guarantor, and DVB Bank SE Nordic Branch, as Lender (incorporated by reference to Exhibit 10.8 to the Original Filing).

10.9.1
Supplemental Charter Agreement, dated as of March 21, 2012, by and among Global Marine Systems Limited, as Charterer, and International Cableship PTE LTD, as Owner (incorporated by reference to Exhibit 10.9.1 to the Original Filing).

10.9.2
Bareboat Charter, dated as of September 24, 1992, between International Cableship Pte Ltd and Global Marine Systems Limited (as successor-in-interest to Cable & Wireless (Marine) Ltd) (incorporated by reference to Exhibit 10.9.2 to the Original Filing).

10.10.1
Deed of Covenant, dated as of March 14, 2006, by and among Global Marine Systems Limited, as Mortgagee, and DYVI Cable Ship, as Mortgagor (incorporated by reference to Exhibit 10.10.1 to the Original Filing).

10.10.2	Bareboat Charter, dated as of March 14, 2006, between DYVI Cable Ship AS and Global Marine Systems Limited (filed herewith).

10.10.3
Mortgage, dated as of March 14, 2006, of DYVI Cable Ship AS, as mortgagor, in favor of Global Marine Systems Limited, as mortgagee (incorporated by reference to Exhibit 10.10.3 to the Original Filing).

10.11
Consent and Waiver to Credit Agreement, dated as of October 22, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.11 to the Original Filing).

10.12
Amendment to Credit Agreement, dated as of October 26, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.12 to the Original Filing).

10.13
Amendment No. 2 to Credit Agreement, dated as of October 31, 2014, by and among HC2, as Borrower, certain subsidiaries of HC2, as Subsidiary Guarantors, the lenders party thereto from time to time, Jefferies Finance LLC, as lead arranger, as book manager, as documentation agent for the lenders and as syndication agent for the lenders, and Jefferies Finance LLC, as administrative agent for the lenders and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.13 to the Original Filing).

10.14
Consent and Waiver, dated as of October 9, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (incorporated by reference to Exhibit 10.14 to the Original Filing).

10.15
Consent, Waiver and Amendment, dated as of September 22, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (incorporated by reference to Exhibit 10.15 to the Original Filing).

31.1	Certifications (filed herewith).

31.2	Certifications (filed herewith).

32*	Certification (filed herewith).

Exhibit Number	Description

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

________________________

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