Form 10-K/A
period 2014-12-31
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K/A
Amendment No. 1
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210
____________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Huntmar Park Drive, Suite 325, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)
(703) 456-4100
(Registrant’s telephone number, including area code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKT LLC
Securities registered pursuant to Section 12(g) of the Act:
N/A
____________________________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of HC2 Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and described in more detail in Note 1 of the Notes to Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that had been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Consolidated Financial Statements, we are amending the Original Filing to provide restated consolidated financial statements as of and for the fiscal year ended December 31, 2014 and to amend related disclosures.

As previously disclosed, we identified an error in accounting for income taxes, including the income tax provision and related tax assets and liabilities in the consolidated statement of operations for the year ended December 31, 2014. The Company subsequently recorded an out-of-period adjustment to tax benefit of $2.3 million in its quarterly period ended September 30, 2015 and is correcting that error and other known out-of-period errors that had been waived in prior periods in its restated consolidated financial statements for the fiscal year ended December 31, 2014.

Subsequently, management identified a material weakness in the Company’s internal controls over the valuation of a business acquisition and the application of U.S. GAAP to complex and/or non-routine transactions. In particular, the Company determined that it incorrectly accounted for the acquisition of American Natural Gas, completed on August 1, 2014 as required by FASB Accounting Standards Codification 805. Further, the Company determined that it incorrectly classified funds released from escrow totaling $29.2 million as cash flows from operating activities rather than cash flows from investing activities in its Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014. The funds related to the 2013 sales of the North American Telecom and BLACKIRON Data business units.
As a result of material weaknesses leading to the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods. The effects of the material weaknesses are discussed in more detail in Item 9A, Controls and Procedures.

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Part I - Item 1 - Business

•	Part I - Item 1A - Risk Factors

•	Part I - Item 2 - Properties

•	Part I - Item 6 - Selected Financial Data

•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 - Financial Statements and Supplementary Data

•	Part II - Item 9A - Controls and Procedures

•	Part IV - Exhibits

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No.1 (Exhibits 31.1, 31.2, and 32), as well as various exhibits related to XBRL.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing, other than with respect to the items listed above.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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
Other Businesses and Investments
Outside of Schuff and GMSL, which collectively represented $383.6 million, or 70.1% of our net revenue for 2014, we currently have controlling equity positions in several other businesses.

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
We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized a net loss of $14.4 million in 2014, net income of $111.6 million in 2013 (after taking into account $148.8 million of gain from the sale of discontinued operations, net of tax) and net income of $27.9 million in 2012 (after taking into account $94.3 million of gain from the sale of discontinued operations, net of tax), and have incurred net losses in prior periods.
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
In 2014, substantial acquisitions of our common stock were reported by new beneficial owners on Schedule 13D filings made with the SEC and we issued shares of our Preferred Stock, which are convertible into a substantial number of shares of our common stock. During the second quarter of 2014, we completed a Section 382 review. The conclusions of this review indicated that an ownership change had occurred as of May 29, 2014. Our annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year. As of December 31, 2014, we had an estimated U.S. NOL carryforward in the amount of $62.7 million.

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

We have identified material weaknesses in our internal control over financial reporting related to the preparation and review of our income tax provisions and related accounts, the valuation of a business acquisition, and the application of US GAAP to complex and/or non-routine transactions, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness related to the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Additionally, management identified a material weakness in our internal controls over the valuation of a business acquisition and the application of U.S. GAAP to complex and/or non-routine transactions.  In particular, the Company determined that it incorrectly accounted for the acquisition of American Natural Gas, completed on August 1, 2014 in its financial statements for the quarter ended September 30, 2014 as required by FASB Accounting Standards Codification 805. In addition, we determined that the valuation of the net assets acquired was incorrect, resulting in goodwill of $1.4 million.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. We are actively engaged in developing a remediation plan designed to address these material weaknesses, which may cause us to incur additional expense and devote management resources in remediating the material weaknesses in 2015. The effects of the material weaknesses are discussed in more detail in Item 9A, Controls and Procedures.
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
We own substantially all of our equipment required for our businesses which include cable–ships and submersibles, steel machinery and equipment, and communications equipment. Our net property and equipment was $233.0 million and $3.0 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, total equipment under capital leases consisted of $75.5 million of cable-ships and submersibles. See Note 7—“Property and Equipment,” for additional detail regarding our property and equipment. HC2’s 11% Notes issued on November 20, 2014 are secured by substantially all of the Company’s assets. In addition, the Schuff Facility and GMSL Facility are secured by certain of the assets of Schuff and GMSL, respectively. See Note 9—“Long-Term Obligations,” for additional detail regarding encumbrances affecting our property and equipment.
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

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014 (As Restated)	2013	2012	2011	2010
Services revenue	$197,280	$230,686	$302,959	$411,983	$178,739
Sales revenue	350,158	—	—	—	—
Net revenue	547,438	230,686	302,959	411,983	178,739
Operating expenses:
Cost of revenue—services	177,812	220,315	285,631	389,412	168,698
Cost of revenue—sales	296,530	—	—	—	—
Selling, general and administrative	80,239	34,692	45,202	42,299	25,557
Depreciation and amortization	6,334	12,032	3,204	6,636	380
(Gain) loss on sale or disposal of assets	(162)	(8)	520	124	—
Asset impairment expense	291	2,791	20,298	14,679	—
Total operating expenses	561,044	269,822	354,855	453,150	194,635
Loss from operations	(13,606)	(39,136)	(51,896)	(41,167)	(15,896)
Interest expense	(10,754)	(8)	(27)	(94)	(36)
Amortization of debt discount	(1,593)	—	—	—	—
Loss on early extinguishment or restructuring of debt	(11,969)	—	—	—	—
Gain (loss) from contingent value rights valuation	—	14,904	1,292	2,902	(13,737)
Interest income and other expense, net	768	(226)	90	169	(232)
Foreign currency transaction gain (loss)	(66)	(588)	2,538	(4,301)	3,654
Income (loss) from continuing operations before reorganization items, income taxes and income (loss) from equity investees	(37,220)	(25,054)	(48,003)	(42,491)	(26,247)
Reorganization items, net	—	—	—	—	1
Income (loss) from continuing operations before income taxes and income (loss) from equity investees	(37,220)	(25,054)	(48,003)	(42,491)	(26,246)
Income (loss) from equity investees	2,665	—	—	—	—
Income tax (expense) benefit	22,869	7,442	3,132	(1,066)	(1,044)
Income (loss) from continuing operations	(11,686)	(17,612)	(44,871)	(43,557)	(27,290)
Income (loss) from discontinued operations	(25)	(19,621)	(21,525)	15,069	5,172
Gain (loss) from sale of discontinued operations	(121)	148,839	94,265	(4,781)	2,926
Net income (loss)	(11,832)	111,606	27,869	(33,269)	(19,192)
Less: Net (income) loss attributable to noncontrolling interest	(2,559)	—	18	(5,461)	105
Net income (loss) attributable to HC2 Holdings, Inc.	(14,391)	111,606	27,887	(38,730)	(19,087)
Less: Preferred stock dividends and accretion	2,049	—	—	—	—
Net income (loss) attributable to common stock and participating preferred stockholders	$(16,440)	$111,606	$27,887	$(38,730)	$(19,087)
Basic income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)	$(3.77)	$(2.79)
Income (loss) from discontinued operations	—	(1.40)	(1.55)	1.16	0.53
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81	(0.37)	0.30
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02	$(2.98)	$(1.96)

	Years Ended December 31,
	2014 (As Restated)	2013	2012	2011	2010
Diluted income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)	$(3.77)	$(2.79)
Income (loss) from discontinued operations	—	(1.40)	(1.55)	1.16	0.53
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81	(0.37)	0.30
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02	$(2.98)	$(1.96)
Weighted average common shares outstanding:
Basic	19,729	14,047	13,844	12,994	9,721
Diluted	19,729	14,047	13,844	12,994	9,721
Dividends declared per basic weighted average common shares outstanding	—	$8.58	$4.09	—	—
Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(16,294)	$(17,612)	$(44,853)	$(49,018)	$(27,185)
Income (loss) from discontinued operations	(25)	(19,621)	(21,525)	15,069	5,172
Gain (loss) from sale of discontinued operations	(121)	148,839	94,265	(4,781)	2,926
Net income (loss) attributable to HC2 Holdings, Inc.	$(16,440)	$111,615	$27,891	$(38,730)	$(19,087)
Balance Sheet Data:

	As of December 31,
(in thousands)	2014 (As Restated)	2013	2012	2011	2010
Total assets	$720,003	$87,680	$301,190	$543,824	$514,459
Total long-term obligations (including current portion)	$343,371	$—	$127,112	$247,762	$243,891
Total liabilities	$571,759	$33,271	$232,687	$442,118	$431,425
Total HC2 Holdings, Inc. stockholders’ equity (deficit), before noncontrolling interest	$79,187	$54,409	$68,503	$101,706	$83,034
Discontinued Operations Data:

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net revenue	$7,530	$132,515	$375,264	$602,647	$623,715
Operating expenses	7,610	119,392	343,263	549,217	608,265
Income (loss) from operations	(80)	13,123	32,001	53,430	15,450
Interest expense	(17)	(11,362)	(24,621)	(32,702)	(35,647)
Gain (loss) on early extinguishment or restructuring of debt	—	(21,124)	(21,682)	(7,346)	165
Interest income and other income (expense)	(60)	(51)	283	189	580
Foreign currency transaction gain (loss)	—	(378)	(2,550)	1,539	12,624
Income (loss) before income tax	(157)	(19,792)	(16,569)	15,110	(6,828)
Income tax (expense) benefit	132	171	(4,956)	(41)	12,000
Income (loss) from discontinued operations	$(25)	$(19,621)	$(21,525)	$15,069	$5,172

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

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the year ended December 31, 2014. For additional information and a detailed discussion of the restatement, see Note 1 to our Consolidated Financial Statements included in this Report under the caption Item 1, "Consolidated Financial Statements."

General
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for fiscal year ended December 31, 2014. For additional information and a detailed discussion of the restatement, see Note 1 to our consolidated financial statements included in this Report under the caption Item 1, “Consolidated Financial Statements."
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
Foreign Currency
Foreign currency can impact our financial results. During the year ended December 31, 2014, approximately 19.2% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.
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
Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	Years Ended December 31,
				2014	vs 2013	2013	vs 2012
	2014	2013	2012	Variance $	Variance %	Variance $	Variance %
Canada (1)	$—	$109,167	$223,301	$(109,167)	(100.0)%	$(114,134)	(51.1)%
Australia (1)	—	—	114,860	N/A	N/A	(114,860)	(100.0)%
United Kingdom (1)	97,653	122,123	202,196	(24,470)	(20.0)%	(80,073)	(39.6)%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	Years Ended December 31,
				2014	vs 2013	2013	vs 2012
	2014	2013	2012	Variance $	Variance %	Variance $	Variance %
Canada (1) (in CAD)	$—	$111,090	$223,190	$(111,090)	(100.0)%	$(112,100)	(50.2)%
Australia (1) (in AUD)	—	—	110,408	N/A	N/A	(110,408)	(100.0)%
United Kingdom (1) (in GBP)	59,989	78,371	127,726	(18,382)	(23.5)%	(49,355)	(38.6)%
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
Revenue

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	Net Revenue (As Restated)	% of Total (As Restated)	Net Revenue	% of Total	Variance (As Restated)	Variance % (As Restated)
Telecommunications	$161,953	29.6%	$230,686	100.0%	$(68,733)	(29.8)%
Manufacturing	348,318	63.6%	—	—%	348,318	100.0%
Marine Services	35,328	6.5%	—	—%	35,328	100.0%
Utilities	1,839	0.3%	—	—%	1,839	100.0%
Total Net Revenue	$547,438	100.0%	$230,686	100.0%	$316,752	137.3%
Pro forma Revenue

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$161,953	19.0%	$230,686	28.8%	$(68,733)	(29.8)%
Manufacturing	526,141	61.6%	416,142	51.9%	109,999	26.4%
Marine Services	163,595	19.2%	154,862	19.3%	8,733	5.6%
Utilities	1,839	0.2%	—	—%	1,839	100.0%
Total Net Revenue	$853,528	100.0%	$801,690	100.0%	$51,838	6.5%

Net revenue: Net revenue increased $316.8 million, or 137.3%, to $547.4 million for the year ended December 31, 2014 from $230.7 million for the year ended December 31, 2013.
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
Cost of Revenue

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	Cost of Revenue (As Restated)	% of Net Revenue (As Restated)	Cost of Revenue	% of Net Revenue	Variance (As Restated)	Variance % (As Restated)
Telecommunications	$154,346	95.3%	$220,315	95.5%	$(65,969)	(29.9)%
Manufacturing	295,706	84.9%	—	—%	295,706	100.0%
Marine Services	23,466	66.4%	—	—%	23,466	100.0%
Utilities	824	44.8%	—	—%	824	100.0%
Total Cost of Revenue	$474,342	86.6%	$220,315	95.5%	$254,027	115.3%
Pro forma Cost of Revenue

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$154,346	95.3%	$220,315	95.5%	$(65,969)	(29.9)%
Manufacturing	444,932	84.6%	355,951	85.5%	88,981	25.0%
Marine Services	109,914	67.2%	112,486	72.6%	(2,572)	(2.3)%
Utilities	824	44.8%	—	—%	824	100.0%
Total Cost of Revenue	$710,016	83.2%	$688,752	85.9%	$21,264	3.1%
Cost of revenue: Cost of revenue increased $254.0 million to $474.3 million, or 86.6% of net revenue, for the year ended December 31, 2014 from $220.3 million, or 95.5% of net revenue, for the year ended December 31, 2013.
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

Selling, General and Administrative Expenses

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	SG&A (As Restated)	% of Net Revenue (As Restated)	SG&A	% of Net Revenue	Variance (As Restated)	Variance % (As Restated)
Telecommunications	$8,788	5.4%	$16,272	7.1%	$(7,484)	(46.0)%
Life Sciences	4,761	—%	—	—%	4,761	100.0%
Manufacturing	25,203	7.2%	—	—%	25,203	100.0%
Marine Services	2,709	7.7%	—	—%	2,709	100.0%
Utilities	1,178	64.1%	—	—%	1,178	100.0%
Other	8,123	—%	—	—%	8,123	100.0%
Corporate	29,477	—%	18,420	—%	11,057	60.0%
Total SG&A	$80,239	14.7%	$34,692	15.0%	$45,547	131.3%
Pro forma Selling, General and Administrative Expenses

	Years Ended				Year-over-Year
	2014		2013
(in thousands)	SG&A (As Restated)	% of Net Revenue (As Restated)	SG&A	% of Net Revenue	Variance (As Restated)	Variance % (As Restated)
Telecommunications	$8,788	5.4%	$16,272	7.1%	$(7,484)	(46.0)%
Life Sciences	4,761	—%	—	—%	4,761	100.0%
Manufacturing	39,588	7.5%	32,275	7.8%	7,313	22.7%
Marine Services	11,934	7.3%	9,825	6.3%	2,109	21.5%
Utilities	1,178	64.1%	—	—%	1,178	100.0%
Other	8,123	—%	—	—%	8,123	100.0%
Corporate	29,477	—%	18,420	—%	11,057	60.0%
Total SG&A	$103,849	12.2%	$76,792	9.6%	$27,057	35.2%
Selling, general and administrative expenses: Selling, general and administrative expenses increased $45.5 million to $80.2 million, or 14.7% of net revenue, for the year ended December 31, 2014 from $34.7 million, or 15.0% of net revenue, for the year ended December 31, 2013.
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
Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2014 was $10.7 million, a portion of which was included in cost of revenue. Depreciation and amortization expense for the year ended December 31, 2013 was $12.0 million of which a majority included depreciation and amortization for the period July 1, 2012 – December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013.
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
Interest income and other expense, net: Interest income and other expense, net was expense of $0.8 million and expense of $0.2 million for the years ended December 31, 2014 and 2013, respectively.
Foreign currency transaction gain (loss): Foreign currency transactions resulted in a loss of $0.1 million and a loss of $0.6 million for the years ended December 31, 2014 and 2013, respectively. The gains and losses are attributable to receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Income from equity investees: Income from equity investees was $2.7 million and $0 for the years ended December 31, 2014 and 2013, respectively. The primary reason for the increase was the result of the performance of GMSL’s equity investments.
Income tax benefit: Income tax benefit was $22.9 million and $7.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in tax benefit was due primarily to the reversal of certain valuation allowances on our U.S. deferred tax assets.
Results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012

	Years Ended				Year-over-Year
	2013		2012
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$230,686	100.0%	$302,959	100.0%	$(72,273)	(23.9)%
Total Net Revenue	$230,686	100.0%	$302,959	100.0%	$(72,273)	(23.9)%
Net revenue: Net revenue decreased $72.3 million to $230.7 million for the year ended December 31, 2013 from $303.0 million for the year ended December 31, 2012. The decrease was primarily due to a significant decline in both domestic and international terminations year over year.

	Years Ended				Year-over-Year
	2013		2012
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$220,315	95.5%	$285,631	94.3%	$(65,316)	(22.9)%
Total Cost of Revenue	$220,315	95.5%	$285,631	94.3%	$(65,316)	(22.9)%
Cost of revenue: Cost of revenue decreased $65.3 million to $220.3 million for the year ended December 31, 2013 from $285.6 million for the year ended December 31, 2012. The decrease was primarily due to the decrease in net revenue. Cost of revenue as a percentage of net revenue increased 120 basis points.

	Years Ended				Year-over-Year
	2013		2012
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$16,272	7.1%	$20,536	6.8%	$(4,264)	(20.8)%
Corporate	18,420	—%	24,666	—%	(6,246)	(25.3)%
Total SG&A	$34,692	15.0%	$45,202	14.9%	$(10,510)	(23.3)%
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

	As Reported	Pro Forma
	HC2 Holdings, Inc. Year Ended December 31, 2014 (As Restated)	Schuff Year Ended December 31, 2014 (1)	GMSL Year Ended December 31, 2014 (2)	ICS Year Ended December 31, 2014 (3)	Other Year Ended December 31, 2014 (4) (As Restated)	HC2 Holdings, Inc. Year Ended December 31, 2014 (As Restated)
Net income (loss) attributable to HC2 Holdings, Inc.	$(14,391)	$19,278	$26,079	$(1,068)	$(34,075)	$10,214
Adjustments to reconcile net income (loss) to Adjusted EBIT:
Asset impairment expense	291	—	—	291	—	291
(Gain) loss on sale or disposal of assets	(162)	(2)	104	(160)	—	(58)
Interest expense	10,754	1,627	4,708	1	9,127	15,463
Amortization of debt discount	1,593	—	—	—	1,593	1,593
Loss on early extinguishment of debt	11,969	—	—	—	11,969	11,969
Interest income and other expense, net	(768)	(476)	(3,174)	(417)	174	(3,893)
Foreign currency (gain) loss	66	—	764	(414)	222	572
(Gain) loss from sale of discontinued operations	121	—	—	—	121	121
Gain (loss) from discontinued operations	25	35	3,007	—	36	3,078
Income tax (benefit) expense	(22,869)	13,318	1,069	58	(32,688)	(18,243)
(Income) from equity investees	(2,665)	—	(7,201)	—	886	(6,315)
Acquisition and related charges	13,044	—	—	—	13,044	13,044
Noncontrolling interest	2,559	3,569	2,821	—	(570)	5,820
Share-based payment expense	11,028	—	—	—	11,028	11,028
Adjusted EBIT	10,595	37,349	28,177	(1,709)	(19,133)	44,684
Depreciation and amortization	6,334	4,139	14,776	528	485	19,928
Depreciation and amortization (included in cost of revenue)	4,350	4,350	—	—	—	4,350
Adjusted EBITDA	$21,279	$45,838	$42,953	$(1,181)	$(18,648)	$68,962

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
The calculation of Adjusted EBITDA, as defined by us on a pro forma basis, consists of Net income (loss) as adjusted for asset impairment expense; gain (loss) on sale or disposal of assets; amortization of debt discount; loss on early extinguishment or restructuring of debt; gain on bargain purchase; interest income and other income (expense), net; foreign currency transaction gain (loss); (gain) loss on sale of discontinued operations; gain (loss) from discontinued operations; income tax (benefit) expense;

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
Pro Forma Capital Expenditures
Pro forma capital expenditures for the years ended December 31, 2014 and 2013 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2013. Pro forma capital expenditures consist of the following (in thousands):

	HC2 Holdings, Inc. Year Ended December 31, 2014	Schuff International, Inc. Five Months Ended May 26, 2014	Bridgehouse Marine Limited Nine Months Ended September 30, 2014	Pro Forma Year Ended December 31, 2014
Telecommunications	$42	$—	$—	$42
Manufacturing	5,039	5,819	—	10,858
Utilities	803	—	—	803
Marine Services	(863)	—	4,208	3,345
Other (1)	798	—	—	798
Total	$5,819	$5,819	$4,208	$15,846

	HC2 Holdings, Inc. Year Ended December 31, 2013	Schuff International, Inc. Year Ended December 31, 2013	Bridgehouse Marine Limited Year Ended December 31, 2013	Pro Forma Year Ended December 31, 2013
Telecommunications	$1,390	$—	$—	$1,390
Manufacturing	—	9,989	—	9,989
Utilities	—	—	—	—
Marine Services	—	—	16,135	16,135
Other (1)	11,137	—	—	11,137
Corporate	—	—	—	—
Total	$12,527	$9,989	$16,135	$38,651

(1)	Other also includes capital expenditures related to discontinued operations.
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
Net cash provided by operating activities was $3.7 million for the year ended December 31, 2014 as compared to net cash used in operating activities of $20.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, net loss, net of non-cash operating activity, used $7.9 million of cash. Other major drivers included a increase in prepaid expenses and other current assets of $1.1 million, an increase in accounts payable of $24.6 million, a decrease in accounts receivable of $18.3 million, an increase in accrued payroll and employee benefits of $9.7 million and a decrease in inventories of $6.6 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $23.8 million, a decrease in accrued expenses and other current liabilities of $14.5 million and a decrease in pension liability of $7.6 million. For the year ended December 31, 2013, net income, net of non-cash operating activity, used $1.3 million of cash. Other major drivers included a decrease in accrued income taxes of $7.4 million, an increase in prepaid expenses and other current assets of $5.3 million, a decrease in accrued payroll and employee benefits of $5.3 million, an increase in accounts receivable of $2.9 million, a decrease in accounts payable of $2.0 million, a decrease in other liabilities of $1.7 million and a decrease in accrued interest of $1.7 million, partially offset by an increase in accrued interconnection costs of $4.4 million and a decrease in other assets of $3.2 million.
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
Net cash used in investing activities was $187.3 million for the year ended December 31, 2014 as compared to net cash provided by investing activities of $258.1 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 included $85.0 million for the Schuff acquisition, $32.2 million for additional purchases of Schuff stock, $130.4 million for the GMSL acquisition, $15.5 million for the ANG acquisition, $14.2 million for the Novatel investment, $5.6 million for the NerVve Technologies investment, purchase of $9.9 million in marketable securities and $5.8 million of capital expenditures, partially offset by $62.6 million cash acquired in the GMSL acquisition and $15.5 million contribution by the noncontrolling interest. Net cash provided by investing activities during the year ended December 31, 2013 included $270.6 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments and a decrease in restricted cash of $0.5 million, partially offset by $12.6 million of capital expenditures and $0.4 million used in the acquisition of businesses.
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
HC2
Factors or risks that could cause HC2’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	any claims, investigations or proceedings arising as a result of the restatement of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in ITEM 9A of this restated annual report in this Form 10-K/A;

•	the possibility of indemnification claims arising out of divestitures of businesses;

•	uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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
Foreign currency exchange rates—Foreign currency can impact our financial results. During the year ended December 31, 2014, approximately 19.2% of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. In addition, prior to the sale of the Company’s Australia operations during the second quarter of 2012 and the sale of BLACKIRON Data and North America Telecom during the second and third quarters of 2013, respectively, we also experienced risk of loss regarding foreign currency exchange rates due to fluctuations in the USD/Australian dollar (“AUD”) and USD/Canadian dollar (“CAD”) exchange rates. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as a result of the identification of material weaknesses in our internal control over financial reporting, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013) (“COSO 2013”). In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls related to the accounting for income taxes, including the income tax provision, the related tax assets and liabilities and related footnote disclosures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that the Company did not have the technical knowledge or perform sufficient review and approval of the completeness and accuracy of the data used in the computation of income tax expense, taxes payable or receivable, deferred tax assets and liabilities, and related footnote disclosures. COSO 2013 Point of Focus 2013 12.5 specifies that competent personnel with sufficient authority perform control activities with diligence and continuing focus. Additionally, COSO 2013 Point of Focus 12.1 specifies that management establishes control activities that are built into business processes and employees’ day-to-day activities through policies establishing what is expected and relevant procedures specifying actions.

Management subsequently identified a material weakness in our internal controls over the valuation of a business acquisition and the accounting for complex and/or non-routine transactions. In particular, the Company determined that it incorrectly valued its acquisition of American Natural Gas, completed on August 1, 2014 in its financial statements for the quarter ended September 30, 2014 as required by FASB Accounting Standards Codification 805. In addition, we determined that the valuation of the net assets acquired was incorrect, resulting in goodwill of $1.4 million. Further, the Company determined that it incorrectly classified funds released from escrow totaling $29.2 million as cash flows from operating activities rather than cash flows from investing activities in its Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014. The funds related to the 2013 sales of the North American Telecom and BLACKIRON Data business units. COSO 2013 Point of Focus 12.1 specifies that management establishes control activities that are built into business processes and employees’ day-to-day activities through policies establishing what is expected and relevant procedures specifying actions.

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. In particular, our management concluded that our processes, procedures and controls related to financial reporting were not effective to ensure the accuracy of the amounts reported relating to the income tax provision, the related tax assets and liabilities, and the related footnote disclosures, the valuation of a business combination, and the accounting for complex and/or non-routine transactions. In particular, our processes and procedures did not provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP, adequate and timely review of the valuation of a business acquisition and the recognition of the goodwill arising from the business acquisition in accordance with U.S. GAAP, and adequate review of the Consolidated Statements of Cash Flows and the classification of cash flows in accordance with U.S. GAAP. These material weaknesses resulted in errors that, when aggregated with other errors that had been waived due to immateriality in prior periods, formed the basis for the determination by the Audit Committee that our financial statements for the year ended December 31, 2014 and our condensed consolidated financial statements for the quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 should be restated.

As permitted by applicable SEC guidance, management’s evaluation of our internal control over financial reporting did not include an assessment of the effectiveness of internal control at Schuff International, Inc., Global Marine Systems Limited and American Natural Gas (collectively, the “Acquired Entities”), each of which was acquired during 2014 (see Note 5 to the consolidated financial statements). The Acquired Entities reflect total assets and net revenues of 82% and 70%, respectively of the consolidated financial statements for the year ended December 31, 2014. Pursuant to SEC guidance regarding the treatment of business combinations, the Company is not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in its evaluation of internal control over financial reporting for the Company. In accordance with the Company’s integration efforts, the Company is in the process of incorporating each acquired entity’s operations into its “internal control over financial reporting” and intends to complete this process within the one-year of acquisition date time frame for each entity.

Management performed analyses, substantive procedures, and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, management believes that the financial statements included in this Form 10-K/A as of December 31, 2014, and for the year ended December 31, 2014, are fairly presented, in all material respects, in conformity with U.S. GAAP.

Remediation Plan

The Company believes that the material weaknesses relating to its application of U.S. GAAP to complex and/or non-routine transactions and accounting for income tax are a result of the Company’s new strategy to acquire and grow businesses that can generate long-term sustainable free cash flow, and which has added additional complexity surrounding the accounting, reporting and internal control environment during 2014, with significant volume occurring in the third quarter of 2014. The material weaknesses included deficiencies in the period-end financial reporting process, an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements, and inadequate monitoring and review activities.

In an effort to remediate these material weaknesses, during the nine months ended December 31, 2015, the Company has undertaken the following steps:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

10.9.6
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of October 21, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.9.6 to the Original Filing.)

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

10.18.1	Reformed and Clarified Option Agreement, dated October 26, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 to the Original Filing).

10.18.2	Form of Option Agreement (Additional Time Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.2 to the Original Filing).

10.18.3	Form of Option Agreement (Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.3 to the Original Filing).

10.19	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014).

10.20	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014).

Exhibit Number	Description

21.1	Subsidiaries of HC2 (incorporated by reference to Exhibit 21.1 to the Original Filing).

23.1	Consent of BDO LLP, an independent registered public accounting firm (filed herewith).

24.1	Powers of Attorney of directors and officers of HC2 (included on signature page).

31.1	Certification (filed herewith).

31.2	Certification (filed herewith).

32*	Certifications (filed herewith).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:     March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE Philip A. Falcone	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/S/ MICHAEL SENA Michael Sena	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 15, 2016

/S/ WAYNE BARR, JR. Wayne Barr, Jr.	Director	March 15, 2016

/S/ ROBERT M. PONS Robert M. Pons	Director	March 15, 2016

/S/ ROBERT LEFFLER Robert Leffler	Director	March 15, 2016

/S/ DANIEL TSEUNG Daniel Tseung	Director	March 15, 2016

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

As discussed in Note 1 to the consolidated financial statements, the 2014 financial statements have been restated due to the correction of errors. Our opinion is not modified with respect to this matter.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HC2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015, except as to the effect of the additional material weaknesses which is dated March 15, 2016, expressed an adverse opinion thereon.
/s/ BDO USA, LLP

McLean, VA
March 16, 2015, except for the effects of the restatement discussed in Note 1 which is as of March 15, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
HC2 Holdings, Inc.
Herndon, Virginia
We have audited HC2 Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HC2 Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the completeness and accuracy of the accounting for income taxes, including the income tax provision and related tax assets and liabilities has been described in management’s assessment. Subsequent to March 16, 2015, HC2 Holdings, Inc. identified a material misstatement which impacts the fiscal year ended December 31, 2014, the fiscal quarters ended June 30, 2014 and September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of additional material weaknesses, described in the following paragraph, in connection with the financial statement restatement.

A material weakness regarding management’s failure to design and maintain controls over valuation of a business acquisition and accounting for complex and/or non-routine transactions have been described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements (as restated).
In our opinion, HC2 Holdings, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HC2 Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015, except as to Note 1, which is dated March 15, 2016, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP

McLean, VA
March 16, 2015, except as to the effect of the additional material weakness, which is dated as of March 15, 2016.

HC2 HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Services revenue	$197,280	$230,686	$302,959
Sales revenue	350,158	—	—
Net revenue	547,438	230,686	302,959
Operating expenses:
Cost of revenue—services	177,812	220,315	285,631
Cost of revenue—sales	296,530	—	—
Selling, general and administrative	80,239	34,692	45,202
Depreciation and amortization	6,334	12,032	3,204
(Gain) loss on sale or disposal of assets	(162)	(8)	520
Asset impairment expense	291	2,791	20,298
Total operating expenses	561,044	269,822	354,855
Loss from operations	(13,606)	(39,136)	(51,896)
Interest expense	(10,754)	(8)	(27)
Amortization of debt discount	(1,593)	—	—
Loss on early extinguishment or restructuring of debt	(11,969)	—	—
Gain from contingent value rights valuation	—	14,904	1,292
Interest income and other expense, net	768	(226)	90
Foreign currency transaction gain (loss)	(66)	(588)	2,538
Loss from continuing operations before income taxes and income (loss) from equity investees	(37,220)	(25,054)	(48,003)
Income from equity investees	2,665	—	—
Income tax (expense) benefit	22,869	7,442	3,132
Loss from continuing operations	(11,686)	(17,612)	(44,871)
Loss from discontinued operations	(25)	(19,621)	(21,525)
Gain (loss) from sale of discontinued operations	(121)	148,839	94,265
Net income (loss)	(11,832)	111,606	27,869
Less: Net (income) loss attributable to noncontrolling interest	(2,559)	—	18
Net income (loss) attributable to HC2 Holdings, Inc.	(14,391)	111,606	27,887
Less: Preferred stock dividends and accretion	2,049	—	—
Net income (loss) attributable to common stock and participating preferred stockholders	$(16,440)	$111,606	$27,887
Basic income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)
Loss from discontinued operations	—	(1.40)	(1.55)
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02
Diluted income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)
Loss from discontinued operations	—	(1.40)	(1.55)
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02
Weighted average common shares outstanding:
Basic	19,729	14,047	13,844
Diluted	19,729	14,047	13,844
Dividends declared per basic weighted average common shares outstanding	$—	$8.58	$4.09
Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(16,294)	$(17,612)	$(44,853)
Loss from discontinued operations	(25)	(19,621)	(21,525)
Gain (loss) from sale of discontinued operations	(121)	148,839	94,265
Net income (loss) attributable to HC2 Holdings, Inc.	$(16,440)	$111,606	$27,887
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Net income (loss)	$(11,832)	$111,606	$27,869
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,168)	(7,583)	(8,156)
Unrealized gain on available-for-sale securities	1,551	—	—
Actuarial benefit on pension plan	426	—	—
Less: Comprehensive (income) attributable to the noncontrolling interest	(2,559)	—	(711)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(18,582)	$104,023	$19,002
See notes to consolidated financial statements.

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014 (As Restated)	2013
Assets
Current assets:
Cash and cash equivalents	$107,978	$8,997
Short-term investments	4,867	—
Accounts receivable (net of allowance for doubtful accounts receivable of $2,760 and $2,476 at December 31, 2014 and 2013, respectively)	152,279	18,980
Costs and recognized earnings in excess of billings on uncompleted contracts	28,098	—
Deferred tax asset—current	1,701	—
Inventories	14,975	—
Prepaid expenses and other current assets	18,590	40,594
Assets held for sale	3,865	6,329
Total current assets	332,353	74,900
Restricted cash	6,467	—
Long-term investments	50,816	—
Property, plant and equipment, net	233,022	2,962
Goodwill	30,540	3,378
Other intangible assets, net	31,158	—
Deferred tax asset—long-term	14,019	—
Other assets	21,628	6,440
Total assets	$720,003	$87,680
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$80,183	$6,964
Accrued interconnection costs	9,717	12,456
Accrued payroll and employee benefits	20,023	1,854
Accrued expenses and other current liabilities	34,042	5,550
Billings in excess of costs and recognized earnings on uncompleted contracts	41,959	—
Accrued income taxes	512	53
Accrued interest	3,125	—
Current portion of long-term debt	10,444	—
Liabilities held for sale	—	4,823
Total current liabilities	200,005	31,700
Long-term debt	332,927	—
Pension liability	37,210	—
Other liabilities	1,617	1,571
Total liabilities	571,759	33,271
Commitments and contingencies (See Note 11)
Temporary equity (See Note 14)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A—30,000 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively; Series A-1—11,000 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	39,845	—
Redeemable noncontrolling interest	4,004	—
Total temporary equity	43,849	—
Stockholders’ equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 23,844,711 and 14,257,545 shares issued and 23,813,085 and 14,225,919 shares outstanding at December 31, 2014 and 2013, respectively	24	14
Additional paid-in capital	141,948	98,598
Accumulated deficit	(44,164)	(29,773)
Treasury stock, at cost – 31,626 shares at December 31, 2014 and 2013, respectively	(378)	(378)
Accumulated other comprehensive loss	(18,243)	(14,052)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	79,187	54,409
Noncontrolling interest	25,208	—
Total stockholders’ equity	104,395	54,409
Total liabilities, temporary equity and stockholders’ equity	$720,003	$87,680
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest

		Shares	Amount
Balance as of December 31, 2011	$101,706	13,741	$14	$142,796	$(378)	$(51,085)	$2,416	$7,943
Share-based compensation expense	5,194	—	—	5,194	—	—	—	—
Proceeds from sale of common stock, net	124	193	—	124	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,653)	—	—	(1,653)	—	—	—	—
Dividends declared	(56,581)	—	—	(56,581)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	8,654	—	—	—	(8,654)
Net income (loss)	27,869	—	—	—	—	27,887	—	(18)
Foreign currency translation adjustment	(8,156)	—	—	—	—	—	(8,885)	729
Balance as of December 31, 2012	$68,503	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)	$—
Share-based compensation expense	2,286	—	—	2,286	—	—	—	—
Proceeds from sale of common stock, net	1,158	328	—	1,158	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,000)	(36)	—	(1,000)	—	—	—	—
Dividends declared	(120,561)	—	—	(2,380)	—	(118,181)	—	—
Net income (loss)	111,606	—	—	—	—	111,606	—	—
Foreign currency translation adjustment	(7,583)	—	—	—	—	—	(7,583)	—
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	11,028	—	—	11,028	—	—	—	—
Proceeds from the exercise of warrants and stock options	24,348	7,589	8	24,340	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(47)	—	—	(47)	—	—	—	—
Preferred stock dividend and accretion	(2,049)	—	—	(2,049)	—	—	—	—
Preferred stock beneficial conversion feature	659	—	—	659	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Issuance of restricted stock	—	498	—	—	—	—	—	—
Acquisition of noncontrolling interest (As Restated)	67,106	—	—	—	—	—	—	67,106
Additional acquisition of noncontrolling interest	(41,036)	—	—	—	—	—	—	(41,036)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	3,421	—	—	—	(3,421)
Actuarial benefit on pension plan	426	—	—	—	—	—	426	—
Net income (loss) (As Restated)	(11,832)	—	—	—	—	(14,391)	—	2,559
Foreign currency translation adjustment	(6,168)	—	—	—	—	—	(6,168)	—
Unrealized gain on available-for-sale securities	1,551	—	—	—	—	—	1,551	—
Balance as of December 31, 2014 (As Restated)	$104,395	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208
See notes to Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,832)	$111,606	$27,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	403	1,507	4,819
Share-based compensation expense	11,028	2,286	5,194
Depreciation and amortization	10,684	23,964	43,239
Amortization of deferred financing costs	240	—	—
(Gain) loss on sale or disposal of assets	816	(148,848)	(93,175)
(Gain) loss on sale of investments	(434)	—	—
Equity investment (income)/loss	(2,665)	—	—
Impairment of goodwill and long-lived assets	291	3,123	20,298
Amortization of debt discount	1,593	86	201
Loss on early extinguishment or restructuring of debt	11,969	21,124	21,682
(Gain) on bargain purchase	(1,417)	—	—
Realized loss on marketable securities	1,608	—	—
Change in fair value of Contingent Value Rights	—	(14,904)	(1,292)
Deferred income taxes	(30,223)	(522)	119
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,352	(764)	(324)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	18,349	(2,892)	16,372
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(1,139)	—	—
(Increase) decrease in inventories	6,616	644	662
(Increase) decrease in prepaid expenses and other current assets	(1,106)	(5,346)	(2,059)
(Increase) decrease in other assets	1,870	3,221	5,933
Increase (decrease) in accounts payable	24,570	(2,014)	(8,393)
Increase (decrease) in accrued interconnection costs	(2,790)	4,418	(3,397)
Increase (decrease) in accrued payroll and employee benefits	9,681	(5,287)	—
Increase (decrease) in accrued expenses and other current liabilities	(14,451)	(829)	(8,203)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(23,793)	—	—
Increase (decrease) in accrued income taxes	(1,091)	(7,432)	(942)
Increase (decrease) in accrued interest	3,049	(1,715)	(3,870)
Increase (decrease) in other liabilities	(1,951)	(1,741)	(1,164)
Increase (decrease) in pension liability	(7,564)	—	—
Net cash provided by (used in) operating activities	3,663	(20,315)	23,569
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,819)	(12,577)	(31,747)
Sale of property and equipment and other assets	3,706	9	25
Purchases of equity investments	(22,909)	—	—
Purchases of available-for-sale securities	(9,875)	—	—
Investment in debt securities	(250)	—	—
Sale of available-for-sale securities	2,411	—	—
Cash from disposition of business, net of cash disposed	31,645	270,634	183,101
Cash paid for business acquisitions, net of cash acquired	(146,026)	(397)	(1,707)
Purchase of noncontrolling interest	(38,403)	—	—
(Increase) decrease in restricted cash	(1,785)	475	66
Net cash (used in) provided by investing activities	(187,305)	258,144	149,738
Cash flows from financing activities:
Proceeds from long-term obligations	915,896	—	—
Principal payments on long-term obligations	(689,745)	(128,036)	(120,763)
Payment of fees on restructuring of debt	(12,333)	(1,201)	(13,455)
Proceeds from sale of common stock, net	6,000	1,158	124
Proceeds from sale of preferred stock, net	40,050	—	—
Proceeds from the exercise of warrants and stock options	24,348	—	—
Payment of dividend equivalents	—	(1,235)	(125)
Payment of dividends	(1,626)	(119,788)	(55,265)
Receipt of dividends	2,081	—	—
Taxes paid in lieu of shares issued for share-based compensation	(47)	(1,000)	(1,653)
Net cash provided by (used) in financing activities	284,624	(250,102)	(191,137)
Effects of exchange rate changes on cash and cash equivalents	(2,001)	(1,927)	(25)
Net change in cash and cash equivalents	98,981	(14,200)	(17,855)
Cash and cash equivalents, beginning of period	8,997	23,197	41,052
Cash and cash equivalents, end of period	$107,978	$8,997	$23,197

Supplemental cash flow information:
Cash paid for interest	$7,527	$10,372	$24,908
Cash paid for taxes	$8,792	$616	$2,349
Preferred stock dividends and accretion	$2,049	$—	$—
Non-cash investing and financing activities:
Capital lease additions	$—	$148	$—
Prepayment premium associated with debt restructuring converted into new debt	$—	$—	$9,084
Acquisition of noncontrolling interest	$—	$—	$8,654
Purchases of property, plant and equipment under financing arrangements	$4,400	$—	$—
Property, plant and equipment included in accounts payable	$2,544	$—	$—
Non-cash investing activity on the reacquisition of shares from a noncontrolling interest	$1,700	$—	$—
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
On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff International, Inc. (“Schuff”), a steel fabrication and erection company, and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. The aggregate consideration for the shares of Schuff acquired was approximately $85 million, which was funded using the net proceeds from (i) the issuance of $30 million of Series A Convertible Participating Preferred Stock of HC2 (the “Series A Preferred Stock”) and $6 million of common stock of HC2, and (ii) the entry into a senior secured credit facility providing for an eighteen month, floating interest rate term loan of $80 million(the “May Credit Facility”), each of which was also completed on May 29, 2014. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. During the fourth quarter, the final results of a tender offer for all outstanding shares of Schuff were announced and various open-market purchases were made, which resulted in the acquisition of 809,043 shares and an increase in our ownership interest to 91%. We intend to execute a short-form merger, which will increase our ownership of Schuff shares to 100%.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Restatement of Consolidated Financial Statements
In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management determined that the Company did not have the technical knowledge nor management review controls to ensure the completeness and accuracy of the data used in the computation of income tax expense, taxes payable or receivable and deferred tax assets and liabilities.

Subsequently, management identified a material weakness in the Company’s internal controls over the valuation of a business acquisition and the application of U.S. GAAP to complex and/or non-routine transactions. In particular, the Company determined that it incorrectly accounted for the acquisition of American Natural Gas, completed on August 1, 2014 in its financial statements for the quarter ended September 30, 2014 as required by FASB Accounting Standards Codification 805.
These material weaknesses resulted in errors that, when aggregated with other errors that had been waived due to immateriality in prior periods, formed the basis for the determination by the Audit Committee of our Board of Directors that our financial statements for the year ended December 31, 2014 and our Condensed Consolidated Financial Statements for the quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 should be restated.
In addition to the items referenced above, the restated financial statements also account for the following items:

•
The Company completed the acquisition of GMSL on September 22, 2014, but treated the acquisition as having closed on September 30, 2014. As a result, eight days of activity were excluded from the results of operations. In addition, the Company subsequently identified items related to the opening balance sheet as well as conforming balance sheet reclassifications related to the purchase accounting for GMSL.

•
The Company incorrectly valued the share-based compensation expense. Options were entitled to be received between May and September of 2014, but which were actually issued on October 28, 2014. The Company incorrectly recorded the fair value of the options using the October 28th issuance date rather than the earlier measurement date under US GAAP.

•	The Company amended the valuation of the ANG business acquisition which resulted in goodwill.

•	The Company reclassified redeemable non-controlling interest from permanent equity to temporary equity.

•	The Company corrected the Consolidated Statement of Cash Flows to reclassify funds released from escrow which related to the sale of business units from operating activities to investing activities.

The principal effect of the aggregate adjustments required to correct these errors results in an approximate increase of the net loss as previously reported from $10 million to $12 million for the year ended December 31, 2014.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the year ended December 31, 2014:

	Fiscal Year 2014 Quarter Ended,				Fiscal Year Ended

(in thousands)	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Dec. 31, 2014
Net income (loss), as previously reported	$(4,947)	$(2,502)	$(14,948)	$12,849	$(9,548)
Adjustments	—	(348)	(1,517)	(419)	(2,284)
Net income (loss), as restated	$(4,947)	$(2,850)	$(16,465)	$12,430	$(11,832)

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the year ended December 31, 2014:

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, except per share amounts)

	Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
Services revenue	$193,044	$4,236	$197,280
Sales revenue	350,158	—	350,158
Net revenue	543,202	4,236	547,438
Operating expenses:
Cost of revenue—services	174,956	2,856	177,812
Cost of revenue—sales	296,530	—	296,530
Selling, general and administrative	81,396	(1,157)	80,239
Depreciation and amortization	4,617	1,717	6,334
(Gain) loss on sale or disposal of assets	(162)	—	(162)
Asset impairment expense	291	—	291
Total operating expenses	557,628	3,416	561,044
Loss from operations	(14,426)	820	(13,606)
Interest expense	(10,754)	—	(10,754)
Amortization of debt discount	(1,593)	—	(1,593)
Loss on early extinguishment or restructuring of debt	(11,969)	—	(11,969)
Gain from contingent value rights valuation	—	—	—
Interest income and other expense, net	436	332	768
Foreign currency transaction gain (loss)	1,061	(1,127)	(66)
Loss from continuing operations before income taxes and income (loss) from equity investees	(37,245)	25	(37,220)
Income from equity investees	3,359	(694)	2,665
Income tax (expense) benefit	24,484	(1,615)	22,869
Loss from continuing operations	(9,402)	(2,284)	(11,686)
Loss from discontinued operations	(25)	—	(25)
Gain (loss) from sale of discontinued operations	(121)	—	(121)
Net income (loss)	(9,548)	(2,284)	(11,832)
Less: Net (income) loss attributable to noncontrolling interest	(2,559)	—	(2,559)
Net income (loss) attributable to HC2 Holdings, Inc.	(12,107)	(2,284)	(14,391)
Less: Preferred stock dividends and accretion	2,049	—	2,049
Net income (loss) attributable to common stock and participating preferred stockholders	$(14,156)	$(2,284)	$(16,440)
Basic income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.71)	$(0.11)	$(0.82)
Loss from discontinued operations	—	—	—
Gain (loss) from sale of discontinued operations	(0.01)	—	(0.01)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.72)	$(0.11)	$(0.83)
Diluted income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.71)	$(0.11)	$(0.82)
Loss from discontinued operations	—	—	—
Gain (loss) from sale of discontinued operations	(0.01)	—	(0.01)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.72)	$(0.11)	$(0.83)
Weighted average common shares outstanding:
Basic	19,729	19,729	19,729
Diluted	19,729	19,729	19,729
Dividends declared per basic weighted average common shares outstanding	—	—	—
Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(14,010)	$(2,284)	$(16,294)
Loss from discontinued operations	(25)	—	(25)
Gain (loss) from sale of discontinued operations	(121)	—	(121)
Net income (loss) attributable to HC2 Holdings, Inc.	$(14,156)	$(2,284)	$(16,440)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
Net income (loss)	$(9,548)	$(2,284)	$(11,832)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,717)	(1,451)	(6,168)
Unrealized gain on available-for-sale securities	2,462	(911)	1,551
Actuarial benefit on pension plan	1,129	(703)	426
Less: Comprehensive (income) attributable to the noncontrolling interest	(2,559)	—	(2,559)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(13,233)	$(5,349)	$(18,582)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, except share and per share amounts)

	As of December 31, 2014
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$107,978	$—	$107,978
Short-term investments	4,867	—	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $2,760 and $2,476 at December 31, 2014 and 2013, respectively)	151,558	721	152,279
Costs and recognized earnings in excess of billings on uncompleted contracts	28,098	—	28,098
Deferred tax asset—current	1,701	—	1,701
Inventories	14,975	—	14,975
Prepaid expenses and other current assets	18,590	—	18,590
Assets held for sale	3,865	—	3,865
Total current assets	331,632	721	332,353
Restricted cash	6,467	—	6,467
Long-term investments	48,674	2,142	50,816
Property, plant and equipment, net	239,851	(6,829)	233,022
Goodwill	27,990	2,550	30,540
Other intangible assets, net	31,144	14	31,158
Deferred tax asset—long-term	15,811	(1,792)	14,019
Other assets	22,479	(851)	21,628
Total assets	$724,048	$(4,045)	$720,003
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$79,794	$389	$80,183
Accrued interconnection costs	9,717	—	9,717
Accrued payroll and employee benefits	20,023	—	20,023
Accrued expenses and other current liabilities	34,042	—	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	41,959	—	41,959
Accrued income taxes	512	—	512
Accrued interest	3,125	—	3,125
Current portion of long-term debt	10,444	—	10,444
Current portion of pension liability	5,966	(5,966)	—
Liabilities held for sale	—	—	—
Total current liabilities	205,582	(5,577)	200,005
Long-term debt	332,927	—	332,927
Pension liability	31,244	5,966	37,210
Other liabilities	1,617	—	1,617
Total liabilities	571,370	389	571,759
Commitments and contingencies (See Note 11)
Temporary equity (See Note 14)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A—30,000 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively; Series A-1—11,000 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	39,845	—	39,845
Redeemable noncontrolling interest	—	4,004	4,004
Total temporary equity	39,845	4,004	43,849
Stockholders’ equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 23,844,711 and 14,257,545 shares issued and 23,813,085 and 14,225,919 shares outstanding at December 31, 2014 and 2013, respectively	24	—	24
Additional paid-in capital	147,081	(5,133)	141,948
Accumulated deficit	(41,880)	(2,284)	(44,164)
Treasury stock, at cost – 31,626 shares at December 31, 2014 and 2013, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(15,178)	(3,065)	(18,243)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	89,669	(10,482)	79,187
Noncontrolling interest	23,164	2,044	25,208
Total stockholders’ equity	112,833	(8,438)	104,395
Total liabilities, temporary equity and stockholders’ equity	$724,048	$(4,045)	$720,003

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
Common stock	$24	$—	$24
Additional paid-in capital	147,081	(5,133)	141,948
Treasury stock	(378)	—	(378)
Retained earnings (accumulated deficit)	(41,880)	(2,284)	(44,164)
Other comprehensive income (loss)	(15,178)	(3,065)	(18,243)
Noncontrolling interest	23,164	2,044	25,208
Total stockholders' equity	$112,833	$(8,438)	$104,395

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(9,548)	$(2,284)	$(11,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	403	—	403
Share-based compensation expense	11,487	(459)	11,028
Depreciation and amortization	8,967	1,717	10,684
Amortization of deferred financing costs	240	—	240
(Gain) loss on sale or disposal of assets	816	—	816
(Gain) loss on sale of investments	(434)	—	(434)
Equity investment (income)/loss	(3,359)	694	(2,665)
Impairment of goodwill and long-lived assets	291	—	291
Amortization of debt discount	1,593	—	1,593
Loss on early extinguishment or restructuring of debt	11,969	—	11,969
(Gain) on bargain purchase	(1,417)	—	(1,417)
Realized loss on marketable securities	1,608	—	1,608
Change in fair value of Contingent Value Rights	—	—	—
Deferred income taxes	(31,838)	1,615	(30,223)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	225	1,127	1,352
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	23,306	(4,957)	18,349
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(1,139)	—	(1,139)
(Increase) decrease in inventories	6,616	—	6,616
(Increase) decrease in prepaid expenses and other current assets	28,044	(29,150)	(1,106)
(Increase) decrease in other assets	1,870	—	1,870
Increase (decrease) in accounts payable	23,956	614	24,570
Increase (decrease) in accrued interconnection costs	(2,790)	—	(2,790)
Increase (decrease) in accrued payroll and employee benefits	6,825	2,856	9,681
Increase (decrease) in accrued expenses and other current liabilities	(14,451)	—	(14,451)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(23,793)	—	(23,793)
Increase (decrease) in accrued income taxes	(1,091)	—	(1,091)
Increase (decrease) in accrued interest	3,049	—	3,049
Increase (decrease) in other liabilities	(1,951)	—	(1,951)
Increase (decrease) in pension liability	(6,641)	(923)	(7,564)
Net cash provided by (used in) operating activities	32,813	(29,150)	3,663
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,819)	—	(5,819)
Sale of property and equipment and other assets	3,706	—	3,706
Purchases of equity investments	(22,909)	—	(22,909)
Purchases of available-for-sale securities	(9,875)	—	(9,875)
Investment in debt securities	(250)	—	(250)
Sale of available-for-sale securities	2,411	—	2,411
Cash from disposition of business, net of cash disposed	2,495	29,150	31,645
Cash paid for business acquisitions, net of cash acquired	(146,026)	—	(146,026)
Purchase of noncontrolling interest	(38,403)	—	(38,403)
(Increase) decrease in restricted cash	(1,785)	—	(1,785)
Net cash (used in) provided by investing activities	(216,455)	29,150	(187,305)
Cash flows from financing activities:
Proceeds from long-term obligations	915,896	—	915,896
Principal payments on long-term obligations	(689,745)	—	(689,745)
Payment of fees on restructuring of debt	(12,333)	—	(12,333)
Proceeds from sale of common stock, net	6,000	—	6,000
Proceeds from sale of preferred stock, net	40,050	—	40,050
Proceeds from the exercise of warrants and stock options	24,348	—	24,348

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Payment of dividend equivalents	—	—	—
Payment of dividends	(1,626)	—	(1,626)
Receipt of dividends	2,081	—	2,081
Taxes paid in lieu of shares issued for share-based compensation	(47)	—	(47)
Net cash provided by (used) in financing activities	284,624	—	284,624
Effects of exchange rate changes on cash and cash equivalents	(2,001)	—	(2,001)
Net change in cash and cash equivalents	98,981	—	98,981
Cash and cash equivalents, beginning of period	8,997	—	8,997
Cash and cash equivalents, end of period	$107,978	—	$107,978
Supplemental cash flow information:
Cash paid for interest	$7,527	—	$7,527
Cash paid for taxes	$8,792	—	$8,792
Preferred stock dividends and accretion	$2,049	—	$2,049
Non-cash investing and financing activities:
Capital lease additions	—	—	—
Prepayment premium associated with debt restructuring converted into new debt	—	—	—
Acquisition of noncontrolling interest	—	—	—
Purchases of property, plant and equipment under financing arrangements	$4,400	—	$4,400
Property, plant and equipment included in accounts payable	$2,544	—	$2,544
Non-cash investing activity on the reacquisition of shares from a noncontrolling interest	$1,700	—	$1,700

	Quarter Ended December 31, 2014
	(in thousands, except per share amounts)
	As Reported	Adjustments	As Restated
Services revenue	$66,191	$380	$66,571
Sales revenue	157,638	—	157,638
Net revenue	223,829	380	224,209
Cost of revenue—services	54,855	—	54,855
Cost of revenue—sales	134,025	—	134,025
Total cost of revenue	188,880	—	188,880
Income (loss) from operations	(9,317)	2,494	(6,823)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	7,982	(419)	7,563
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	3,416	—	3,416
Income (loss) from discontinued operations	37	—	37
Gain (loss) from sale of discontinued operations	—	—	—
Net income (loss)—basic	$11,435	$(419)	$11,016
Net income (loss)—diluted	$11,435	$(419)	$11,016
Weighted average common shares outstanding-basic	23,813	23,813	23,813
Weighted average common shares outstanding-diluted	28,962	28,962	28,962
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$0.34	$(0.02)	$0.32
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	0.34	—	0.34
Income (loss) from discontinued operations	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$0.68	$(0.02)	$0.66
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$0.28	$(0.02)	$0.26
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	0.34	—	$0.34
Income (loss) from discontinued operations	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$0.62	$(0.02)	$0.60

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
Redeemable Noncontrolling Interest—The GMSL noncontrolling interest includes a put right which allows the holder to require the Company to purchase their interests in cash on a determinable date outside the control of the Company. The redeemable noncontrolling interests was initially recorded at fair value and will be subsequently remeasured each reporting period to reflect the redemption value (fair market value) with changes recorded against retained earnings.
Discontinued Operations—In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. In addition, in the second quarter of 2013,the Company entered into a definitive purchase agreement to sell its North America Telecom business and sought shareholder approval of such transaction. The Company completed the initial closing of the sale of its North America Telecom business on July 31, 2013 and completed the divestiture of the remainder of its North America Telecom business on July 31, 2014 (see Note 20—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc., “PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI. has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 31 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
Long-term Investments—Investments in non-wholly-owned companies are generally consolidated if the Company's interest exceeds 50% or if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, or accounted for under the equity method of accounting when the Company exercises significant influence over the venture.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
Telecommunication/Maintenance—GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of up to 60 global telecommunications providers. Typically, GMSL enters into five to seven years contracts to provide maintenance to cable systems that are located in specific geographical areas. Revenue from these maintenance agreements is recognized on a straight line basis unless the pattern of costs associated with repairs indicates otherwise.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the APIC pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based awards that were fully vested and outstanding upon the adoption of ASC 718.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
New Accounting Pronouncements

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-9, “Revenue from Contracts with Customers (Topic 606),” by the FASB and as IFRS 15by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS
Accounts receivable consist of the following (in thousands):

	December 31,
	2014 (As Restated)	2013
Contract receivables:
Contracts in progress	$112,929	$—
Unbilled retentions	32,850	—
Trade receivables	9,065	21,456
Other receivables	195	—
Allowance for doubtful accounts	(2,760)	(2,476)
	$152,279	$18,980
Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

	December 31,
	2014	2013
Costs incurred on contracts in progress	$531,129	$—
Estimated earnings	73,540	—
	604,669	—
Less: progress billings	618,530	—
	$(13,861)	$—
The above is included in the accompanying consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	28,098	—
Billings in excess of costs and recognized earnings on uncompleted contracts	(41,959)	—
	$(13,861)	$—
4. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$12,956	$—
Work in process	1,779	—
Finished goods	240	—
	$14,975	$—

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
The table below summarizes the estimates of fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. The Company purchased 2.5 million shares of common stock of Schuff for $78.75 million. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 60% interest, and the fair value of the noncontrolling interest of 40%.

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
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Useful Lives	Value May 29, 2014
Trade names	15 years	$4,478
Total intangible assets		$4,478
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The table below summarizes the preliminary estimate of fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $23.7 million which represented both the cash paid by the Company for its 51% interest $15.5 million, and the fair value of the noncontrolling interest of 49%, which was determined by an outside appraisal to be $8.2 million.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The purchase price allocation as restated is as follows (in thousands):

Cash and cash equivalents	$62,555
Accounts receivable	22,381
Prepaid expenses and other current assets	23,108
Inventories	7,395
Restricted cash	4,682
Property and equipment, net	152,022
Customer contracts	8,121
Trade name	1,137
Developed technology	1,299
Goodwill	1,366
Investments	26,767
Other assets	7,482
Total assets acquired	318,315
Accounts payable	8,740
Accrued expenses and other current liabilities	44,136
Accrued income taxes	1,251
Current portion of long-term debt	8,140
Long-term debt	78,356
Pension liability	46,110
Deferred tax liability	709
Other liabilities	485
Total liabilities assumed	187,927
Enterprise value	130,388
Less fair value of noncontrolling interest	3,803
Purchase price attributable to controlling interest	$126,585
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

	Years Ended December 31,
	2014 (As Restated)	2013 (As Restated)
Net revenue	$854,152	$800,153
Net income (loss) from continuing operations	$20,499	$(3,103)
Net income (loss) from discontinued operations	$(2,984)	$(32,722)
Gain (loss) from sale of discontinued operations	$(121)	$148,839
Net income (loss) attributable to HC2 Holdings, Inc.	$17,394	$111,623
All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the year ended December 31, 2014. Transaction costs incurred in connection with the GMSL acquisition were $8 million during the year ended December 31, 2014. The results of operations for Schuff, ANG, and GMSL have been included in the consolidated results of operations from the respective acquisition dates through December 31, 2014. The Company recorded revenue of $348.3 million and net income of $13.7 million from Schuff for the year ended December 31, 2014. The Company recorded revenue of $1.8 million and net income of $0.4 million from ANG for the year ended December 31, 2014. The Company recorded revenue of $35.3 million and net income of $6.9 million from GMSL for the year ended December 31, 2014.

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
The long-term investments accounted for under the equity method of accounting include the following:
Joint ventures by GMSL (ownership interest reflects the Company’s 97% ownership in GMSL)

•	$0.1 million for investment in Global Cable Technology Ltd. representing a 63% ownership interest

•	$13.0 million for investment in SB Submarine Systems Co., Ltd. representing a 48% ownership interest

•	$3.0 million for investment in International Cableship Pte., Ltd. representing a 29% ownership interest

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•	$1.0 million for investment in Sembawang Cable Depot Ptd., Ltd. representing a 39% ownership interest

•	$11.0 million for investment in Huawei Marine Systems Co., Ltd. representing a 48% ownership interest

•	$0.4 million for investment in Visser Smit Global Marine Partnership representing a 48% ownership interest
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
During the year ended December 31, 2014, the Company recorded $2.7 million of equity in net income from these investments. As of December 31, 2014, the net book value of the equity method investments was $50.8 million. The long-term investments in debt securities include $0.3 million of convertible debt of mParticle.
Summarized information for the entities in which we have equity method investments is as follows (in thousands):

Income Statement Data	Year ended December 31, 2014
Net Revenue	$151,594
Gross Profit	$35,783
Income from continuing operations	$5,142
Net income	$5,142

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Balance Sheet Summary	December 31, 2014
Current assets	$269,864
Noncurrent assets	$149,995
Current liabilities	$179,552
Noncurrent liabilities	$18,063
7. PROPERTY AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014 (As Restated)	2013
Land	$19,179	$—
Building and leasehold improvements	29,520	386
Plant and transportation equipment	7,090	—
Cable-ships and submersibles	136,252	—
Equipment, furniture and fixtures	35,229	5,683
Construction in progress	12,150	—
	239,420	6,069
Less: accumulated depreciation and amortization	6,398	3,107
	$233,022	$2,962
Depreciation expense was $9.8 million, $12 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation and amortization expense in 2013 includes depreciation and amortization for the period July 1, 2012—December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013.
As of December 31, 2014, total net book value of equipment under capital leases consisted of $75.5 million of cable-ships and submersibles.
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
The Company performed its annual goodwill impairment test for the Schuff reporting unit on October 1, 2014. The Company utilized the provisions of ASU 2011-8, which allows the Company to use qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company analyzed current projections for future performance compared to prior projections which had been used recently for the valuation of assets acquired and liabilities assumed. The Company did not identify any material economic conditions, industry or market considerations or cost factors that would significantly alter the carrying value or fair value of the Schuff reporting unit. In addition, the executive management team of each reporting unit has remained static since their acquisition. All of these factors led to the conclusion that it is not more likely than not that the fair value of the Schuff reporting unit is less than its carrying amount.
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
The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2014 and 2013 are as follows (in thousands):

					Disposed Reporting Units
	Schuff	GMSL	ICS	ANG	United States	Canada	Total
Balance as of January 1, 2013	$—	$—	$—	$—	$26,582	$34,162	$60,744
Effect of change in foreign currency exchange rates	—	—	—	—	—	(776)	(776)
Disposition of business	—	—	—	—	(22,568)	(33,386)	(55,954)
Allocation (to) from disposal group	—	—	3,378	—	(4,014)	—	(636)
Balance as of December 31, 2013	$—	$—	$3,378	$—	$—	$—	$3,378
Effect of change in foreign currency exchange rates	—	(190)	—	—	—	—	(190)
Acquisition of business	24,612	1,366	—	1,374	—	—	27,352
Balance as of December 31, 2014 (As Restated)	$24,612	$1,176	$3,378	$1,374	$—	$—	$30,540
Indefinite-lived Trade Names
In conjunction with the initial closing of the sale of the North America Telecom segment, the Company also assigned the trade names used by the North America Telecom segment to affiliates of York Capital Management. The value of the assigned trade names was $27.0 million, less a deferred tax liability of $10.5 million.
Amortizable Intangible Assets
Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(49)	—	—	—	—	(49)
Amortization	(174)	(91)	(263)	—	—	—	(528)
Acquisition of business	4,478	1,137	6,300	—	—	—	11,915
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Customer relationships
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(353)	—	—	—	—	(353)
Amortization	—	(129)	(151)	—	—	—	(280)
Acquisition of business	—	8,121	5,032	—	—	—	13,153
Balance as of December 31, 2014 (As Restated)	$—	$7,639	$4,881	$—	$—	$—	$12,520
Developed technology
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(57)	—	—	—	—	(57)
Amortization	—	(78)	—	—	—	—	(78)
Acquisition of business	—	1,299	—	—	—	—	1,299
Balance as of December 31, 2014 (As Restated)	$—	$1,164	$—	$—	$—	$—	$1,164
Other
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Amortization	—	—	—	(1)	—	—	(1)
Acquisition of business/development	—	—	—	115	6,000	22	6,137
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Total amortizable intangible assets
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(459)	—	—	—	—	(459)
Amortization	(174)	(298)	(414)	(1)	—	—	(887)
Acquisition of business	4,478	10,557	11,332	115	6,000	22	32,504
Balance as of December 31, 2014 (As Restated)	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158

Amortization expense for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $0.9 million as restated, $0 and $0.2 million, respectively. The Company expects amortization expense for its amortizable intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter to be approximately $3.4 million, $3.4 million, $3.3 million, $2.9 million, $2.7 million and $15.4 million, respectively.
9. LONG-TERM OBLIGATIONS
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Senior Secured Notes collaterized by the Company’s assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$250,000	$—
Note payable collaterized by GMSL’s assets, with interest payable monthly at LIBOR plus 3.65% and principal payable quarterly, maturing in 2018	16,732	—
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	4,635	—
Note payable collaterized by Schuff’s equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	8,333	—
Note payable collaterized by ANG’s assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	810	—
Obligations under capital leases	65,176	—
Other	30	—
Subtotal	345,716	—
Original issue discount on Senior Secured Notes	(2,345)	—
Subtotal	343,371	—
Less: Current portion of long-term obligations	(10,444)	—
Total long-term obligations	$332,927	$—
Aggregate debt maturities are as follows (in thousands):

2015	$10,595
2016	10,864
2017	11,138
2018	14,339
2019	262,474
Thereafter	36,306
$345,716
Aggregate maturities for the capital leases are as follows (in thousands):

2015	$6,946
2016	6,954
2017	6,945
2018	10,716
2019	10,715
Thereafter	38,919
Total minimum principal & interest payments	81,195
Less: Amount representing interest	(16,019)
Total capital lease obligations	$65,176

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
Certain Covenants. The 11% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of December 1, 2016, HC2 was in compliance with these covenants.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
On May 6, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). The Real Estate (2)Term Advance (M&E) has a 5-year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments. The proceeds of the Real Estate Term Advance, in conjunction with cash generated from operations and borrowings under the Schuff Facility, were used to pay the remaining balance of the previous real estate term loan issued under the Schuff Facility.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. INCOME TAXES
The provisions (benefits) for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Current: Federal	$5,527	$(256)	$—
State	1,600	147	33
Foreign	227	(7,333)	(3,165)
Subtotal Current	7,354	(7,442)	(3,132)
Deferred: Federal	(28,092)	—	—
State	(2,131)	—	—
Foreign	—	—	—
Subtotal Deferred	(30,223)	—	—
Income tax (benefit) expense	$(22,869)	$(7,442)	$(3,132)
The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014(As Restated)	2013	2012
US	$(41,351)	$(24,833)	$(43,821)
Foreign	6,796	(221)	(4,182)
Income (loss) from continuing operations before income taxes	$(34,555)	$(25,054)	$(48,003)
The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Years Ended December 31,
	2014(As Restated)	2013	2012
Tax provision (benefit) at federal statutory rate	$(13,027)	$(8,769)	$(16,801)
Permanent differences	335	(536)	7,660
State tax (net of federal benefit)	1,170	95	44
Effect of foreign tax rate change	(838)	(235)	(2,828)
Section 162m limit	2,701	—	—
Foreign withholding taxes (net of federal)	231	(3,759)	725
Reverse book loss on notes	—	—	19,767
Reverse AU book loss on notes	—	—	24,034
Uncertain tax positions	—	(3,575)	—
Increase (decrease) in valuation allowance	(17,520)	6,642	(41,692)
Contingent Value Rights	—	(5,216)	(452)
Reversing deferred taxes	—	(365)	3,890
Debt exchange costs	—	7,393	—
Transaction costs	2,106	(1,338)	—
UK Sterwardship costs	—	1,455	2,509
199 Manufacturing Deduction	(594)	—	—
Bargain Purchase Gain	(496)	—	—
Officer Life Insurance Proceeds	(392)	—	—
Foreign E&P	3,395	—	—
Other	60	766	12
Income tax (benefit) expense	$(22,869)	$(7,442)	$(3,132)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the year ended December 31, 2014, the Company’s effective tax rate was favorably impacted by the release of valuation allowances totaling $17.5 million attributed to management’s conclusion that more-likely-than-not the deferred tax assets of our U.S. consolidated group would be realized. As discussed below, this conclusion is based on the consistent earnings history of Schuff and Global Marine and the impact of those earnings on the group’s future US taxable income.
Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2014 and 2013 (in thousands).

	December 31,
	2014 (As Restated)	2013
Deferred tax assets	$114,023	$138,334
Valuation allowance	(68,982)	(118,323)
Deferred tax liabilities	(29,321)	(20,011)
Net deferred taxes	$15,720	$—
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

	December 31,
	2014 (As Restated)	2013
Current
Allowance for bad debt	$351	$905
Other	1,494	1,675
Valuation allowance	(144)	(2,580)
Total Current	1,701	—
Non-current
Basis difference in intangibles	(7,527)	2,105
Capital loss carryforwards	—	1,726
Net operating loss carryforwards	27,416	96,230
Basis difference in fixed assets	4,646	15,560
Deferred compensation	4,101	—
UK Trading loss carryforward	52,895	—
Start-up costs	1,285	—
Other	41	122
Valuation allowance	(68,838)	(115,743)
Total Non-current	$14,019	$—
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment are not more-likely-than-not realizable. These judgments are based on projections of future income by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. In accordance with ASC Topic 740, during each reporting period the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment for the year ended December 31, 2014, the Company had a net release of valuation allowance to earnings of $17.5 million.
Management evaluated the continued need for a valuation allowance against deferred taxes of the Company for each of the reporting periods. Included in the assessment was HC2’s historical operating results over the prior three-year period. Also considered was the positive and negative evidence over the prior 3 years and other evidence of the newly acquired Schuff International Inc. and Global Marine Systems, Limited groups. Based on the evidence Management concluded that it is more

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

likely than not that HC2’s deferred tax assets will be realized. On this basis, as of December 31, 2014, most US valuation allowances have been released. Valuation allowances have been maintained, however, against deferred taxes related to US capital loss carryforwards and deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses.
As of December 31, 2014, the Company had foreign operating loss carryforwards of approximately $248.7 million, none of which are subject to expiration based on the passage of time. Of the foreign NOLs $230.1 million were generated by Global Marine’s historical non-tonnage tax operations.
At December 31, 2014, the Company projects United States operating loss carryforwards available to reduce future taxable income in the amount of $62.7 million, of which $46.1 million is subject to limitation under Section 382, and of which $16.6 million is not subject to the Section 382 limit. Net operating losses will expire periodically through 2034. Of the carryforward NOL, $7.9 million resulted from stock compensation plan deductions in excess of accrued compensation cost for financial reporting purposes. Per the requirements of paragraph ASC 740-20-45-11(d), when the excess deduction is realized by reducing taxes payable, the tax effected amount of the excess is to be recognized in shareholders’ equity.
Pursuant to the rules under Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change on May 29, 2014. This conclusion is based on an analysis of Schedule 13D and Schedule 13G filings over the prior three years made with the SEC and the impact resulting from the May 29 preferred stock issuance. Due to the Section 382 limit resulting from the ownership change, approximately $146.2 million of the Company’s net operating losses will expire unused. The $146.2 million in expiring NOLs have been derecognized in the financial statements. The remaining pre-change NOL’s of $46.1 million recorded in the financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million.
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
The decrease in 2014 to unrecognized tax benefits is due to the permanent impairment and de-recognition of NOLs under the May 2014, Section 382 limitation that were created by the uncertain positions. The total unrecognized tax benefits as of December 31, 2014, was $0.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
To replace the benefits associated with the Steelworkers Pension Trust upon Schuff’s withdrawal from that plan, Schuff agreed to make profit share contributions to a 401(k) defined contribution retirement savings plan (the “Union 401k”) for union

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

steelworkers. Contributions made to the Union 401k by union steelworkers are 100% vested immediately. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 of work) and are 100% vested in the profit share contributions three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401(k) to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at a rate of $0.55 per hour. Profit share contributions amounted to approximately $89,000 for the year ended December 31, 2014.
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
The defined benefit section of the Global Marine Systems Pension Plan is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent full actuarial valuation was conducted as of December 31, 2013 for the purpose of determining the funding requirements of the plan. An actuarial valuation was conducted as of December 31, 2014 for the purpose of meeting US GAAP requirements. The main assumptions used were that Retail Price Inflation would be 3.7% per year, Consumer Price Inflation would be 2.7% per year, the rate of return on investments (pre-retirement) would be would be 5.5% per year, the rate of return on investments (post-retirement) would be 4.5% per year, with pensions increasing by 3% per year. At the actuarial valuation date the market value of the defined benefit section’s assets amounted to $146.7 million. On a statutory funding objective basis the value of these assets covered the value of technical provisions by 74%.
Following the 2013 actuarial valuation contributions are payable by GMSL as follows:

•	$0.5 million payable every month during calendar year 2014;

•	$0.5 million payable every month during calendar years 2015 to 2018;

•	$0.6 million payable every month during calendar years 2019 to May 2021;

•	$0.2 million payable in June 2021;

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The aggregate net pension cost recognized in the consolidated statements of operations was $69,000, included in cost of revenue for the period from September 22, 2014 through December 31, 2014.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the components of net periodic benefit cost:

(in thousands)
Components of Net Periodic Benefit Costs:
Service cost—benefits earning during the period	$14
Interest cost on projected benefit obligation	1,978
Expected return on assets	(1,923)
Net pension benefit	69
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain)	(426)
Total recognized in Other Comprehensive Income	(426)
Total recognized in net pension benefit cost and other comprehensive income	$(357)
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The assets of the Plans consist primarily of private and public equity, government and corporate bonds, among others. The asset allocations of the Plans are maintained to meet regulatory requirements where applicable. Any contributions to the Plans are made to a pension trust for the benefit of plan participants.
The principal investment objectives are to ensure the availability of funds to pay pension benefits as they become due under a broad range of future economic scenarios, to maximize long-term investment return with an acceptable level of risk based on our pension and postretirement obligations, and to be broadly diversified across and within the capital markets to insulate asset values against adverse experience in any one market. Each asset class has broadly diversified characteristics. Substantial biases toward any particular investing style or type of security are sought to be avoided by managing the aggregation of all accounts with portfolio benchmarks. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.
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
		100.0%
Investment Valuation
GMSL’s plan investments related to the Global Marine Systems Pension Plan consist of the following at December 31, 2014:

(in thousands)
Equities	$45,198
Liability Hedging Assets	39,626
Hedge Funds	40,853
Corporate Bonds	20,238
Property	8,847
Other	14,777
Total market value of assets	169,539
Present value of liabilities	(206,853)
Net pension liability	$(37,314)
GMSL’s plan investments related to the Merchant Navy Officers Pension Fund consist of the following at December 31, 2014:

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
There were 5,234,849 and 690,948 options granted during the years ended December 31, 2014 and 2013, respectively. Of the 5,234,849 options granted during the year ended December 31, 2014, 5,133,028 of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of HC2, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the year ended December 31, 2014, 2013 and 2012 was $1.00, $0.26 and $1.63, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Years Ended December 31,
	2014	2013	2012
Expected option life	5.5 - 6 years	4 - 5.75 years	4 - 5.75 years
Risk-free interest rate	1.61 - 2.73%	1.17 - 1.73%	0.57 - 0.89%
Expected volatility	36.74 - 40.50%	35.55 - 37.23%	35.83 - 36.64%
Dividend yield	—%	—%	—%
Total share-based compensation expense recognized by the Company was $11.0 million (as restated), $2.3 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.
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
In January 2014, the Board of Directors of HC2 accelerated the vesting of 15,000 RSUs, awarded to certain non-employee directors in conjunction with their departure from the Board of Directors. During the year ended December 31, 2013, the Board of Directors of HC2 accelerated the vesting of 98,280 RSUs awarded to certain employees as part of severance agreements. In addition, on December 31, 2013, the Board of Directors of HC2 accelerated the vesting of 28,833 RSUs, awarded to certain non-employee directors in conjunction with their departure from the Board of Directors. Share-based compensation expense recognized during the year ended December 31, 2013 from the accelerated vesting was $1.5 million.
Stock Options
A summary of HC2’s stock option activity during the years ended December 31, 2014 and 2013 is as follows:

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2013	212,244	$9.24
Granted	690,948	$3.64
Exercised	(75,564)	$5.93
Forfeitures	(237,769)	$9.07
Outstanding—December 31, 2013	589,859	$3.17
Granted	5,234,849	$4.22
Exercised	(230,300)	$2.43
Forfeitures	(2,021,267)	$4.11
Outstanding—December 31, 2014 (As Restated)	3,573,141	$4.27
Eligible for exercise (As Restated)	1,260,644	$4.22
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
The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options (in thousands):

	Intrinsic Value	Weighted Average Remaining Life in Years (As Restated)
Options outstanding—December 31, 2014	$14,828	9.6
Options exercisable—December 31, 2014	$5,292	9.4
During the year ended December 31, 2014, the intrinsic value of the exercised options was $0.3 million. As of December 31, 2014, the Company had 2,312,497 unvested stock options outstanding of which $2.6 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.5 years. The number of unvested stock options expected to vest is 2,312,497 shares, with a weighted average remaining life of 9.6, a weighted average exercise price of $4.27, and an intrinsic value of $9.5 million.
14. EQUITY
As of December 31, 2014 and 2013, there were 23,813,085 and 14,225,919 shares of common stock outstanding, respectively. As of December 31, 2014 and 2013, there were 41,000 and 0 shares of preferred stock outstanding, respectively.
Class A and B Warrants
In July 2009, HC2 issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of HC2’s common stock, which were divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consisted of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of HC2 common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of HC2 common stock. In connection with the issuance of the Warrants, HC2 entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The Warrants had a 5-year term which expired on July 1, 2014. As a result of special cash dividends paid in 2012 and 2013, antidilution adjustment provisions were triggered and the original exercise price and the number of shares of HC2 common stock issuable upon exercise were adjusted.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The Company recorded a beneficial conversion feature on both of its Series A and Series A-1 Preferred Stock as a result of the fair market value of the Company’s common stock exceeding the conversion price. The Company recorded a $0.3 million beneficial conversion feature on its Series A-1 Preferred Stock which was calculated using the intrinsic value ($4.36—$4.25) multiplied by the number of convertible common shares ($11,000,000 / $4.25). The Company recorded a $0.4 million beneficial conversion feature on its Series A Preferred Stock as a result of the adjustment to the conversion price from $4.25 to $4.00. The beneficial conversion feature was calculated using the intrinsic value ($4.05—$4.00) multiplied by the number of convertible common shares ($30,000,000/ $4.00). The beneficial conversion features are being accreted over seven years so that the preferred stock is at its face value at the end of its redemption period.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

16. RELATED PARTIES
Schuff
During the year ended December 31, 2014, Schuff had the following related party transactions:

•	Purchased a home on behalf of an executive for $1.70 million which is recorded as an asset held for sale

•	Sold 25% investment in United Steel to a former executive in return for 253,039 restricted shares of Schuff and $5.0 million in cash

•	Purchased 74,625 shares from the Chairman of the Board and former executives for $2.0 million.
GMSL
As part of the closing GMSL transaction, Dick Fagerstal was awarded a finder's fee in the amount of $1.3 million in equity interests of parent company of GMSL, Global Marine Holdings, LLC ("GMH"). Contemporaneously, Mr. Fagerstal, a director of GMSL, and CEO of GMH, invested $2.0 million in equity interests of GMH through his investment vehicle Zencor Holdings LLC.

On December 3, 2014, GMSL and GMH entered into a management agreement with Zencor Holdings LLC. During the year ended December 31, 2014, GMH paid management fees to Zencor Holdings LLC in the amount $0.1 million.

GMSL has investments in various entities for which it exercises significant influence. Summary of transactions during the year and balances outstanding at year-end is as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Year ended December 31, 2014
Revenue	$6,625
Operating costs	900
Capital lease interest	436
Dividends received	3,714
December 31, 2014
Accounts receivable	$2,585
Obligations under capital leases	42,296
Trade creditors	436
17. OPERATING SEGMENT AND RELATED INFORMATION
The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has 6 reportable operating segments based on management’s organization of the enterprise—Telecommunications, Life Sciences, Manufacturing, Marine Services, Utilities, and Other. The Company also has non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.
Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Net Revenue by Geographic Region
United States	$442,472	$108,563	$100,753
United Kingdom	97,653	122,123	202,206
Other	7,313	—	—
Total	$547,438	$230,686	$302,959
Net Revenue by Segment
Telecommunications	$161,953	$230,686	$302,959
Manufacturing	348,318	—	—
Utilities	1,839	—	—
Marine Services	35,328	—	—
Total	$547,438	$230,686	$302,959
Income (Loss) from Operations
Telecommunications	$(1,840)	$(19,705)	$(17,187)
Life Sciences	(4,762)	—	—
Manufacturing	26,359	—	—
Utilities	(491)	—	—
Marine Services	4,729	—	—
Other	(8,002)	—	—
Corporate	(29,599)	(19,431)	(34,709)
Total	$(13,606)	$(39,136)	$(51,896)
Capital Expenditures
Telecommunications	$42	$1,390	$1,452
Manufacturing	5,039	—	—
Utilities	803	—	—
Marine Services	(863)	—	—
Other (1)	798	11,187	29,999
Corporate	—	—	296
Total	$5,819	$12,577	$31,747
 (1) Other also includes capital expenditures related to discontinued operations.

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31,
	2014 (As Restated)	2013	2012
Long-term investments
Life Sciences	$1,916	$—	$—
Marine Services	28,543	—	—
Corporate	20,357	—	—
Total	$50,816	$—	$—

	December 31,
	2014 (As Restated)	2013	2012
Property, Plant and Equipment—Net
United States	$87,091	$2,303	$2,335
United Kingdom	140,494	659	—
Other (1)	5,437	—	62,980
Total	$233,022	$2,962	$65,315

	December 31,
	2014 (As Restated)	2013	2012
Total Assets
Telecommunications	$25,164	$33,397	$44,710
Life Sciences	11,007	—	—
Manufacturing	281,067	—	—
Utilities	26,765	—	—
Marine Services	280,334	—	—
Other (1)	6,369	7,423	223,899
Corporate	89,297	46,860	32,581
Total	$720,003	$87,680	$301,190

(1)	Other also includes property, plant and equipment—net and total assets related to discontinued operations.
18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2014, 2013.

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2014	June 30, 2014 (As Restated)	September 30, 2014 (As Restated)	December 31, 2014 (As Restated)
Services revenue	$43,354	$42,178	$45,123	$66,571
Sales revenue	—	54,408	138,166	157,638
Net revenue	43,354	96,586	183,289	224,209
Cost of revenue—services	41,107	39,530	42,320	54,855
Cost of revenue—sales	—	43,330	119,175	134,025
Total cost of revenue	41,107	82,860	161,495	188,880
Income (loss) from operations	(4,087)	(116)	(2,580)	(6,823)

Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	(4,180)	(4,136)	(18,957)	7,563
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	3,416
Income (loss) from discontinued operations	17	27	(106)	37
Gain (loss) from sale of discontinued operations	(784)	—	663	—
Net income (loss)—basic	$(4,947)	$(4,109)	$(18,400)	$11,016
Net income (loss)—diluted	$(4,947)	$(4,109)	$(18,400)	$11,016
Weighted average common shares outstanding-basic	14,631	16,905	23,372	23,813
Weighted average common shares outstanding-diluted	14,631	16,905	23,372	28,962
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.29)	$(0.24)	$(0.82)	$0.32
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	0.34
Income (loss) from discontinued operations	—	—	—	—
Gain (loss) from sale of discontinued operations	(0.05)	—	0.03	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.34)	$(0.24)	$(0.79)	$0.66
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.29)	$(0.24)	$(0.82)	$0.26
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	0.34
Income (loss) from discontinued operations	—	—	—	—
Gain (loss) from sale of discontinued operations	(0.05)	—	0.03	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.34)	$(0.24)	$(0.79)	$0.60

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net services revenue	$58,789	$58,621	$61,077	$52,199
Cost of revenue—services	55,516	55,436	58,752	50,611
Income (loss) from operations	(5,502)	(11,491)	(4,113)	(18,030)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	(5,592)	2,921	(867)	(14,074)
Income (loss) from discontinued operations	2,379	(604)	(21,493)	97
Gain (loss) from sale of discontinued operations	—	135,045	15,650	(1,856)
Net income (loss)—basic	$(3,213)	$137,362	$(6,710)	$(15,833)
Net income (loss)—diluted	$(3,213)	$137,362	$(6,710)	$(15,833)
Weighted average common shares outstanding-basic	13,909	13,972	14,077	14,222
Weighted average common shares outstanding-diluted	13,909	14,436	14,077	14,222
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.40)	$0.21	$(0.06)	$(0.99)
Income (loss) from discontinued operations	0.17	(0.04)	(1.53)	0.01
Gain (loss) from sale of discontinued operations	—	9.67	1.11	(0.13)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.23)	$9.84	$(0.48)	$(1.11)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.40)	$0.20	$(0.06)	$(0.99)
Income (loss) from discontinued operations	0.17	(0.04)	(1.53)	0.01
Gain (loss) from sale of discontinued operations	—	9.35	1.11	(0.13)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.23)	$9.51	$(0.48)	$(1.11)

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
20. DISCONTINUED OPERATIONS
Discontinued Operations—year ended December 31, 2014, 2013 and 2012
On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD $200.0 million (or approximately USD $195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD $20.0 million (or approximately USD $19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow was recorded as part of prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2013 and was released pursuant to its terms on July 17, 2014.
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
Discontinued Operations—year ended December 31, 2012
On May 31, 2012, the Company completed the sale of its Australian segment to M2Telecommunications Group Ltd. (“M2”), an Australian telecommunications company, for approximately AUD $192.4 million (or approximately USD $195.7 million giving effect to a currency hedge that the Company put in place in connection with the transaction). The Company recorded a $98.6 million gain from the sale of this segment during the second quarter of 2012. In connection with the closing of the transaction, $9.8 million was retained from the purchase price and placed into escrow until May 31, 2013 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The purchase price was also subject to a customary post-closing working capital adjustment. In the fourth quarter of 2012, the Company and M2 settled on a working capital adjustment and the escrow was released. The Company received $5.4 million and M2 received $4.4 million. The $4.4 million was recorded as an adjustment to the gain that was recorded in the second quarter of 2012, which resulted in a net gain for the year ended December 31, 2012 of $94.3 million.
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
A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Years Ended December 31,
	2014 (As Restated)	2013	2012
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	(16,294)	(17,612)	(44,853)
Income (loss) from discontinued operations	(25)	(19,621)	(21,525)
Gain (loss) from sale of discontinued operations	(121)	148,839	94,265
Net income (loss)—basic	$(16,440)	$111,606	$27,887
Net income (loss)—diluted	$(16,440)	$111,606	$27,887
Weighted average common shares outstanding-basic	19,729	14,047	13,844
Weighted average common shares outstanding-diluted	19,729	14,047	13,844
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)
Income (loss) from discontinued operations	—	(1.40)	(1.55)
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(0.82)	$(1.25)	$(3.24)
Income (loss) from discontinued operations	—	(1.40)	(1.55)
Gain (loss) from sale of discontinued operations	(0.01)	10.60	6.81
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.83)	$7.95	$2.02

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

SCHEDULE II
HC2 HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s allowance accounts for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2012	$7,552	$4,819	$7,411	$(3,189)	(1)	$1,771
2013	$1,771	$1,507	$2,816	$2,014	(2)	$2,476
2014	$2,476	$403	$(119)	$—		$2,760

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2012	$144,611	$4,883	$—	$—	$149,494
2013	$149,494	$(31,171)	$—	$—	$118,323
2014	$118,323	$(49,341)	$—	$—	$68,982

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