Form 10-Q/A
period 2015-03-31
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-Q/A
Amendment No. 1
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210
______________________________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 325, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)
(703) 456-4100
(Registrant’s telephone number, including area code)
______________________________________________________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the quarter ended March 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and as described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that have been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, we are amending the Original Filing to provide restated condensed consolidated financial statements as of and for the three months ended March 31, 2015 and to amend related disclosures.

 As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods. The effects of the material weaknesses are discussed in more detail in Item 4, Controls and Procedures.

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

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No.1 (Exhibits 31.1, 31.2, 32), as well as various exhibits related to XBRL.

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

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2015 (As Restated)	2014
Services revenue	$73,718	$43,354
Sales revenue	128,090	—
Net revenue	201,808	43,354
Operating expenses:
Cost of revenue - services	61,920	41,107
Cost of revenue - sales	110,536	—
Selling, general and administrative	23,512	6,204
Depreciation and amortization	5,255	210
(Gain) loss on sale or disposal of assets	473	(80)
Total operating expenses	201,696	47,441
Income/(loss) from operations	112	(4,087)
Interest expense	(8,608)	(1)
Amortization of debt discount	(92)	—
Interest income and other expense, net	544	(49)
Foreign currency transaction loss	(771)	(34)
Loss from continuing operations before income taxes and loss from equity investees	(8,815)	(4,171)
Loss from equity investees	(2,688)	—
Income tax benefit (expense)	6,014	(9)
Loss from continuing operations	(5,489)	(4,180)
Gain/(loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss	(5,498)	(4,947)
Less: Net loss attributable to noncontrolling interest	261	—
Net loss attributable to HC2 Holdings, Inc.	(5,237)	(4,947)
Less: Preferred stock dividends and accretion	1,088	—
Net loss attributable to common stock and participating preferred stockholders	$(6,325)	$(4,947)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.26)	$(0.29)
Loss from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.26)	$(0.34)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.26)	$(0.29)
Loss from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.26)	$(0.34)
Weighted average common shares outstanding:
Basic	24,146	14,631
Diluted	24,146	14,631
Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(6,316)	$(4,180)
Gain/(loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss attributable to HC2 Holdings, Inc.	$(6,325)	$(4,947)

See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2015 (As Restated)	2014
Net income (loss)	$(5,498)	$(4,947)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,361)	(374)
Unrealized gain on available-for-sale securities, net of tax	149	—
Less: Comprehensive (income) loss attributable to the noncontrolling interest	261	—
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(9,449)	$(5,321)

See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(UNAUDITED)

	March 31, 2015 (As Restated)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$128,872	$107,978
Short-term investments	11,768	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $2,675 and $2,760 at March 31, 2015 and December 31, 2014, respectively)	195,878	152,279
Costs and recognized earnings in excess of billings on uncompleted contracts	24,656	28,098
Deferred tax asset - current	1,701	1,701
Inventories	17,062	14,975
Prepaid expenses and other current assets	29,337	18,590
Assets held for sale	11,485	3,865
Total current assets	420,759	332,353
Restricted cash	7,063	6,467
Long-term investments	61,458	50,816
Property, plant and equipment, net	217,585	233,022
Goodwill	30,540	30,540
Other intangible assets, net	30,095	31,158
Deferred tax asset - long-term	14,498	14,019
Other assets	17,483	21,628
Total assets	$799,481	$720,003
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$61,556	$80,183
Accrued interconnection costs	19,507	9,717
Accrued payroll and employee benefits	22,883	20,023
Accrued expenses and other current liabilities	40,183	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	31,848	41,959
Accrued income taxes	—	512
Accrued interest	12,043	3,125
Current portion of long-term debt	38,811	10,444
Total current liabilities	226,831	200,005
Long-term debt	376,549	332,927
Pension liability	34,081	37,210
Other liabilities	8,002	1,617
Total liabilities	645,463	571,759
Commitments and contingencies (See Note 10)
Temporary equity (See Note 12)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; Series A-1 - 10,500 and 11,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	53,444	39,845
Redeemable non-controlling interest	4,053	4,004
Total temporary equity	57,497	43,849
Stockholders’ equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,400,886 and 23,844,711 shares issued and 25,369,260 and 23,813,085 shares outstanding at March 31, 2015 and December 31, 2014, respectively	25	24
Additional paid-in capital	144,088	141,948
Accumulated deficit	(49,401)	(44,164)
Treasury stock, at cost – 31,626 shares at March 31, 2015 and December 31, 2014, respectively	(378)	(378)
Accumulated other comprehensive loss	(22,455)	(18,243)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	71,879	79,187
Noncontrolling interest	24,642	25,208
Total stockholders' equity	96,521	104,395
Total liabilities, temporary equity and stockholders' equity	$799,481	$720,003
See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

				Additional			Accumulated Other	Non-
		Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	controlling
	Total	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interest
Balance as of December 31, 2014	$104,395	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208
Share-based compensation expense	2,694	—	—	2,694	—	—	—	—
Preferred stock dividend and accretion	(1,088)	—	—	(1,088)	—	—	—	—
Issuance of common stock	—	2	—	—	—	—	—	—
Issuance of restricted stock	1	1,436	1	—	—	—	—	—
Conversion of preferred stock to common stock	500	118	—	500	—	—	—	—
Acquisition of noncontrolling interest	(271)	—	—	—	—	—	—	(271)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	34	—	—		(34)
Net loss	(5,498)	—	—	—	—	(5,237)		(261)
Foreign currency translation adjustment	(4,361)	—	—	—	—	—	(4,361)	—
Unrealized gain on available-for-sale securities, net of tax	149	—	—	—	—	—	149	—
Balance as of March 31, 2015 (As Restated)	$96,521	25,369	$25	$144,088	$(378)	$(49,401)	$(22,455)	$24,642

See notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2015 (As Restated)	2014
Cash flows from operating activities:
Net income (loss)	$(5,498)	$(4,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	95	107
Share-based compensation expense	2,694	238
Depreciation and amortization	7,130	210
Amortization of deferred financing costs	329	—
(Gain) loss on sale or disposal of assets	473	704
(Gain) loss on sale of investments	(515)	—
Equity investment (income)/loss	2,688	—
Amortization of debt discount	92	—
Deferred income taxes	(568)	1
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	172	(34)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(45,764)	2,767
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	3,468	—
(Increase) decrease in inventories	(2,355)	—
(Increase) decrease in prepaid expenses and other current assets	(1,492)	3,462
(Increase) decrease in other assets	(2,122)	798
Increase (decrease) in accounts payable	(18,908)	(1,795)
Increase (decrease) in accrued interconnection costs	10,111	(1,181)
Increase (decrease) in accrued payroll and employee benefits	3,723	(846)
Increase (decrease) in accrued expenses and other current liabilities	5,995	279
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(10,116)	—
Increase (decrease) in accrued income taxes	(6,238)	(4)
Increase (decrease) in accrued interest	8,918	—
Increase (decrease) in other liabilities	(146)	(856)
Increase (decrease) in pension liability	(1,125)	—
Net cash provided by (used in) operating activities	(48,959)	(1,097)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,124)	(89)
Sale of property and equipment and other assets	998	80
Purchase of equity investments	(8,644)	—
Sale of equity investments	1,026	—
Purchase of available-for-sale securities	(6,664)	—
Cash from disposition of business, net of cash disposed	—	3,200
Investment in debt securities	(3,250)	—
Purchase of noncontrolling interest	(222)	—
(Increase) decrease in restricted cash	(893)	—
Net cash used in investing activities	(20,773)	3,191
Cash flows from financing activities:
Proceeds from long-term obligations	181,303	—
Principal payments on long-term obligations	(103,690)	—
Payment of deferred financing costs	(1,136)	—
Proceeds from sale of preferred stock, net	14,032	—
Proceeds from the exercise of warrants and stock options	—	2,891
Payment of dividend equivalents	—	(550)
Net cash provided by (used) in financing activities	90,509	2,341
Effects of exchange rate changes on cash and cash equivalents	117	(391)
Net change in cash and cash equivalents	20,894	4,044
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$128,872	$13,041

Supplemental cash flow information:
Cash paid for interest	$1,287	$969
Cash paid for taxes	$112	$22
Preferred stock dividends and accretion	$1,088	$—
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—
Property, plant and equipment included in accounts payable	$1,632	$—
Conversion of preferred stock to common stock	$500	$—

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

Restatement of Consolidated Financial Statements

On February 21, 2016, the Company determined that it needed to restate previously reported financial statements for the year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from material weaknesses that the Company identified in its internal control over accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. In particular, the Company is restating its Condensed Consolidated Financial Statements for the three months ended March 31, 2015 to correct the improper recording of items related to the following:

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

•
The Company incorrectly valued our share-based compensation expense. Options were entitled to be received between May and September of 2014, but which were actually issued on October 28, 2014. The Company incorrectly recorded the fair value of the options using the issuance date of October 28, 2014 rather than the earlier measurement date under US GAAP.

•	The Company amended the valuation of the ANG business acquisition which resulted in goodwill.

•	The Company reclassified redeemable non-controlling interest from permanent equity to temporary equity.

•	The Company identified other income which was recognized in the three months ended September 30, 2015, but should have been recorded in the three months ended March 31, 2015 and June 30, 2015.

•	The Company reclassified certain pension liabilities between current and non-current as well as accrued expenses and other current assets.

•
The Company corrected the March 31, 2014 Condensed Consolidated Statement of Cash Flows to reclassify funds released from escrow which related to the sale of business units from operating activities to investing activities.

As a result, the Company concluded that the financial statements for the three month period ended March 31, 2015 were materially misstated. The consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated balance sheets, consolidated statement of stockholders' equity and consolidated statement of cash flows, as well as the corresponding Notes to the Condensed Consolidated Financial Statements have been restated to reflect the correction of the aforementioned errors.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarter ended March 31, 2015:
HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Restated
Services revenue	$73,718	$—	$73,718
Sales revenue	128,090	—	128,090
Net revenue	201,808	—	201,808
Operating expenses:
Cost of revenue - services	61,920	—	61,920

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Cost of revenue - sales	110,536	—	110,536
Selling, general and administrative	23,053	459	23,512
Depreciation and amortization	5,006	249	5,255
(Gain) loss on sale or disposal of assets	473	—	473
Total operating expenses	200,988	708	201,696
Income/(loss) from operations	820	(708)	112
Interest expense	(8,608)	—	(8,608)
Amortization of debt discount	(92)	—	(92)
Interest income and other expense, net	193	351	544
Foreign currency transaction loss	(771)	—	(771)
Loss from continuing operations before income taxes and loss from equity investees	(8,458)	(357)	(8,815)
Loss from equity investees	(2,688)	—	(2,688)
Income tax benefit (expense)	5,833	181	6,014
Loss from continuing operations	(5,313)	(176)	(5,489)
Gain/(loss) from discontinued operations	(9)	—	(9)
Loss from sale of discontinued operations	—	—	—
Net loss	(5,322)	(176)	(5,498)
Less: Net loss attributable to noncontrolling interest	261	—	261
Net loss attributable to HC2 Holdings, Inc.	(5,061)	(176)	(5,237)
Less: Preferred stock dividends and accretion	1,088	—	1,088
Net loss attributable to common stock and participating preferred stockholders	$(6,149)	$(176)	$(6,325)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.01)	$(0.26)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.25)	$(0.01)	$(0.26)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.25)	$(0.01)	$(0.26)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(0.25)	$(0.01)	$(0.26)
Weighted average common shares outstanding:
Basic	24,146	—	24,146
Diluted	24,146	—	24,146
Amounts attributable to common shareholders of HC2 Holdings, Inc.
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(6,140)	$(176)	$(6,316)
Gain/(loss) from discontinued operations	(9)	—	(9)
Loss from sale of discontinued operations	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(6,149)	$(176)	$(6,325)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Restated
Net income (loss)	$(5,322)	$(176)	$(5,498)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,361)	—	(4,361)
Unrealized gain (loss) on available-for-sale securities, net of tax	(762)	911	149
Less: Comprehensive (income) loss attributable to the noncontrolling interest	261	—	261
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(10,184)	$735	$(9,449)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31, 2015
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$128,872	$—	$128,872
Short-term investments	11,768	—	11,768
Accounts receivable (net of allowance for doubtful accounts receivable of $2,675 and $2,760 at March 31, 2015 and December 31, 2014, respectively)	195,878	—	195,878
Costs and recognized earnings in excess of billings on uncompleted contracts	24,656	—	24,656
Deferred tax asset - current	1,701	—	1,701
Inventories	17,062	—	17,062
Prepaid expenses and other current assets	29,337	—	29,337
Assets held for sale	11,485	—	11,485
Total current assets	420,759	—	420,759
Restricted cash	7,063	—	7,063
Long-term investments	58,827	2,631	61,458
Property, plant and equipment, net	224,815	(7,230)	217,585
Goodwill	27,990	2,550	30,540
Other intangible assets, net	30,067	28	30,095
Deferred tax asset - long-term	15,198	(700)	14,498
Other assets	18,334	(851)	17,483
Total assets	$803,053	$(3,572)	$799,481
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$61,888	$(332)	$61,556
Accrued interconnection costs	19,507	—	19,507
Accrued payroll and employee benefits	22,883	—	22,883
Accrued expenses and other current liabilities	40,183	—	40,183

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Billings in excess of costs and recognized earnings on uncompleted contracts	31,848	—	31,848
Accrued income taxes	—	—	—
Accrued interest	12,043	—	12,043
Current portion of long-term debt	38,811	—	38,811
Current portion of pension liability	5,697	(5,697)	—
Total current liabilities	232,860	(6,029)	226,831
Long-term debt	376,549	—	376,549
Pension liability	28,384	5,697	34,081
Other liabilities	8,002	—	8,002
Total liabilities	645,795	(332)	645,463
Commitments and contingencies (See Note 10)
Temporary equity (See Note 12)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; Series A-1 - 10,500 and 11,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	53,444	—	53,444
Redeemable non-controlling interest	—	4,053	4,053
Total temporary equity	53,444	4,053	57,497
Stockholders’ equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,400,886 and 23,844,711 shares issued and 25,369,260 and 23,813,085 shares outstanding at March 31, 2015 and December 31, 2014, respectively	25	—	25
Additional paid-in capital	148,762	(4,674)	144,088
Accumulated deficit	(46,941)	(2,460)	(49,401)
Treasury stock, at cost – 31,626 shares at March 31, 2015 and December 31, 2014, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(20,301)	(2,154)	(22,455)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	81,167	(9,288)	71,879
Noncontrolling interest	22,647	1,995	24,642
Total stockholders' equity	103,814	(7,293)	96,521
Total liabilities, temporary equity and stockholders' equity	$803,053	$(3,572)	$799,481

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	As of March 31, 2015
	As Reported	Adjustments	As Restated
Common Stock	$25	$—	$25
Additional Paid-In Capital	148,762	(4,674)	144,088
Treasury Stock	(378)	—	(378)
Earnings (Accumulated Deficit)	(46,941)	(2,460)	(49,401)
Accumulated Other Comprehensive Income (Loss)	(20,301)	(2,154)	(22,455)
Noncontrolling Interest	22,647	1,995	24,642
Total Stockholders' Equity	$103,814	$(7,293)	$96,521

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(5,322)	$(176)	$(5,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	95	—	95
Share-based compensation expense	2,235	459	2,694
Depreciation and amortization	6,881	249	7,130
Amortization of deferred financing costs	329	—	329
(Gain) loss on sale or disposal of assets	473	—	473
(Gain) loss on sale of investments	(164)	(351)	(515)
Equity investment (income)/loss	2,688	—	2,688
Amortization of debt discount	92	—	92
Deferred income taxes	(387)	(181)	(568)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	172	—	172
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(45,764)	—	(45,764)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	3,468	—	3,468
(Increase) decrease in inventories	(2,355)	—	(2,355)
(Increase) decrease in prepaid expenses and other current assets	(1,492)	—	(1,492)
(Increase) decrease in other assets	(2,122)	—	(2,122)
Increase (decrease) in accounts payable	(18,908)	—	(18,908)
Increase (decrease) in accrued interconnection costs	10,111	—	10,111
Increase (decrease) in accrued payroll and employee benefits	3,723	—	3,723
Increase (decrease) in accrued expenses and other current liabilities	5,995	—	5,995
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(10,116)	—	(10,116)
Increase (decrease) in accrued income taxes	(6,238)	—	(6,238)
Increase (decrease) in accrued interest	8,918	—	8,918
Increase (decrease) in other liabilities	(146)	—	(146)
Increase (decrease) in pension liability	(1,125)	—	(1,125)
Net cash provided by (used in) operating activities	(48,959)	—	(48,959)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,124)	—	(3,124)
Sale of property and equipment and other assets	998	—	998
Purchase of equity investments	(8,644)	—	(8,644)
Sale of equity investments	1,026	—	1,026
Purchase of available-for-sale securities	(6,664)	—	(6,664)
Investment in debt securities	(3,250)	—	(3,250)
Purchase of noncontrolling interest	(222)	—	(222)
(Increase) decrease in restricted cash	(893)	—	(893)
Net cash used in investing activities	(20,773)	—	(20,773)
Cash flows from financing activities:
Proceeds from long-term obligations	181,303	—	181,303
Principal payments on long-term obligations	(103,690)	—	(103,690)
Payment of deferred financing costs	(1,136)	—	(1,136)
Proceeds from sale of preferred stock, net	14,032	—	14,032
Proceeds from the exercise of warrants and stock options	—	—	—
Payment of dividend equivalents	—	—	—
Net cash provided by (used) in financing activities	90,509	—	90,509
Effects of exchange rate changes on cash and cash equivalents	117	—	117
Net change in cash and cash equivalents	20,894	—	20,894

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Cash and cash equivalents, beginning of period	107,978	—	107,978
Cash and cash equivalents, end of period	$128,872	$—	$128,872
Supplemental cash flow information:
Cash paid for interest	$1,287	$—	$1,287
Cash paid for taxes	$112	$—	$112
Preferred stock dividends and accretion	$1,088	$—	$1,088
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—	$1,808
Property, plant and equipment included in accounts payable	$1,632	$—	$1,632
Conversion of preferred stock to common stock	$500	$—	$500

	Three Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(4,947)	$—	$(4,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	107	—	107
Share-based compensation expense	238	—	238
Depreciation and amortization	210	—	210
Amortization of deferred financing costs	—	—	—
(Gain) loss on sale or disposal of assets	704	—	704
(Gain) loss on sale of investments	—	—	—
Equity investment (income)/loss	—	—	—
Amortization of debt discount	—	—	—
Deferred income taxes	1	—	1
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(34)	—	(34)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,767	—	2,767
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	—	—	—
(Increase) decrease in inventories	—	—	—
(Increase) decrease in prepaid expenses and other current assets	6,662	(3,200)	3,462
(Increase) decrease in other assets	798	—	798
Increase (decrease) in accounts payable	(1,795)	—	(1,795)
Increase (decrease) in accrued interconnection costs	(1,181)	—	(1,181)
Increase (decrease) in accrued payroll and employee benefits	(846)	—	(846)
Increase (decrease) in accrued expenses and other current liabilities	279	—	279
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	—	—	—
Increase (decrease) in accrued income taxes	(4)	—	(4)
Increase (decrease) in accrued interest	—	—	—
Increase (decrease) in other liabilities	(856)	—	(856)
Increase (decrease) in pension liability	—	—	—
Net cash provided by (used in) operating activities	2,103	(3,200)	(1,097)
Cash flows from investing activities:
Purchase of property, plant and equipment	(89)	—	(89)
Sale of property and equipment and other assets	80	—	80
Purchase of equity investments	—	—	—
Sale of equity investments	—	—	—
Purchase of available-for-sale securities	—	—	—
Cash from disposition of business, net	—	3,200	3,200

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Investment in debt securities	—	—	—
Purchase of noncontrolling interest	—	—	—
(Increase) decrease in restricted cash	—	—	—
Net cash used in investing activities	(9)	3,200	3,191
Cash flows from financing activities:
Proceeds from long-term obligations	—	—	—
Principal payments on long-term obligations	—	—	—
Payment of deferred financing costs	—	—	—
Proceeds from sale of preferred stock, net	—	—	—
Proceeds from the exercise of warrants and stock options	2,891	—	2,891
Payment of dividend equivalents	(550)	—	(550)
Net cash provided by (used) in financing activities	2,341	—	2,341
Effects of exchange rate changes on cash and cash equivalents	(391)	—	(391)
Net change in cash and cash equivalents	4,044	—	4,044
Cash and cash equivalents, beginning of period	8,997	—	8,997
Cash and cash equivalents, end of period	$13,041	$—	$13,041

Supplemental cash flow information:
Cash paid for interest	$969	$—	$969
Cash paid for taxes	$22	$—	$22
Preferred stock dividends and accretion	$—	$—	$—
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$—	$—
Property, plant and equipment included in accounts payable	$—	$—	$—
Conversion of preferred stock to common stock	$—	$—	$—

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements of HC2 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K/A.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

3. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable consist of the following (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	March 31, 2015	December 31, 2014
Contract receivables:
Contracts in progress	$134,457	$112,929
Unbilled retentions	35,213	32,850
Trade receivables	28,667	9,065
Other receivables	216	195
Allowance for doubtful accounts	(2,675)	(2,760)
	$195,878	$152,279

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

	March 31, 2015	December 31, 2014
Costs incurred on contracts in progress	$576,733	$531,129
Estimated earnings	79,192	73,540
	655,925	604,669
Less progress billings	663,117	618,530
	$(7,192)	$(13,861)
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	24,656	28,098
Billings in excess of costs and recognized earnings on uncompleted contracts	(31,848)	(41,959)
	$(7,192)	$(13,861)

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$14,908	$12,956
Work in process	1,918	1,779
Finished goods	236	240
	$17,062	$14,975

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

The table below summarizes the fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $23.7 million which represented both the cash paid by the Company for its 51% interest ($15.5 million), and the fair value of the noncontrolling interest of 49%, which was determined by an outside appraisal to be $8.2 million.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

Three Months Ended
March 31, 2014 (As Restated)
Net revenue	$193,631
Net income (loss) from continuing operations	$7,368
Net income (loss) from discontinued operations	$5
Gain (loss) from sale of discontinued operations	$(784)
Net income (loss) attributable to HC2 Holdings, Inc.	$6,759

Per share amounts:
Income (loss) from continuing operations	$0.50
Income (loss) from discontinued operations	$—
Gain (loss) from sale of discontinued operations	$(0.04)
Net income (loss) attributable to HC2	$0.46

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

The long-term investments accounted for under the equity method and cost method of accounting are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Company	Investment	March 31, 2015 (As Restated)	December 31, 2014
Equity Method
Global Cable Technology Ltd.	Stock	$—	$49
SB Submarine Systems Co., Ltd.	Stock	16,048	13,061
International Cableship Pte., Ltd.	Stock	3,277	2,995
Sembawang Cable Depot Ptd., Ltd.	Stock	1,097	1,031
Huawei Marine Systems Co., Ltd.	Stock	8,946	10,943
Visser Smit Global Marine Partnership	Stock	414	464
Novatel Wireless, Inc.	11,473,799 shares and 1,593,583 warrants	19,719	13,419
Kaneland, LLC	Stock	1,120	1,151
NerVve Technologies, Inc.	885,286 shares of Series A-1 Preferred Stock	5,538	5,538
Benevir Biopharm, Inc.	2,000 shares of Series A-1 Preferred Stock	1,799	1,915
Cost Method
DTV America Corporation	Convertible Debt	3,000	—
mParticle	Convertible Debt	500	250
		$61,458	$50,816

2015 Activity

Novatel Wireless, Inc. (“Novatel”)

•	In February 2015, the Company sold 586,095 shares of common stock and 293,047 warrants for $1.0 million which resulted in a gain of $0.2 million.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2015 are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	Schuff	GMSL	ICS	ANG	Total
Balance as of December 31, 2014	$24,612	$1,176	$3,378	$1,374	$30,540
Effect of change in foreign currency exchange rates	—	—	—	—	—
Acquisition of business	—	—	—	—	—
Balance as of March 31, 2015 (As Restated)	$24,612	$1,176	$3,378	$1,374	$30,540

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	(49)	—	—	—	—	(49)
Amortization	(75)	(86)	(158)	—	—	—	(319)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015	$4,229	$862	$5,879	$—	$—	$—	$10,970

Customer relationships
Balance as of December 31, 2014	$—	$7,639	$4,881	$—	$—	$—	$12,520
Effect of change in foreign currency exchange rates	—	(321)	—	—	—	—	(321)
Amortization	—	(124)	(106)	—	—	—	(230)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015 (As Restated)	$—	$7,194	$4,775	$—	$—	$—	$11,969

Developed technology
Balance as of December 31, 2014	$—	$1,164	$—	$—	$—	$—	$1,164
Effect of change in foreign currency exchange rates	—	(70)	—	—	—	—	(70)
Amortization	—	(74)	—	—	—	—	(74)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015 (As Restated)	$—	$1,020	$—	$—	$—	$—	$1,020

Other
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Amortization	—	—	—	—	—	—	—
Acquisition of business/development	—	—	—	—	—	—	—
Balance as of March 31, 2015	$—	$—	$—	$114	$6,000	$22	$6,136

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158
Effect of change in foreign currency exchange rates	—	(440)	—	—	—	—	(440)
Amortization	(75)	(284)	(264)	—	—	—	(623)
Acquisition of business	—	—	—	—	—	—	—
Balance as of March 31, 2015 (As Restated)	$4,229	$9,076	$10,654	$114	$6,000	$22	$30,095

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

8. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior Secured Notes collaterized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$300,000	$250,000
Note payable collaterized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	15,692	16,732
Note payable collaterized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	4,479	4,635
Note payable collaterized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	12,352	8,333
Line of credit collaterized by Schuff's assets, with interest payable monthly at LIBOR plus 3%	27,391	—
Note payable collaterized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	773	810
Obligations under capital leases	56,648	65,176
Other	28	30
Subtotal	417,363	345,716
Original issue discount on Senior Secured Notes	(2,003)	(2,345)
Subtotal	415,360	343,371
Less: Current portion of long-term obligations	(38,811)	(10,444)
Total long-term obligations	$376,549	$332,927

Aggregate debt maturities are as follows (in thousands):

2015	$36,054
2016	11,771
2017	12,043
2018	15,107
2019	313,142
Thereafter	29,246
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

9. INCOME TAXES

Income Tax Benefit

Income tax benefit was $6.0 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The March 31, 2014 provision was under a full valuation allowance.

NOL Limitation

As of March 31, 2015, the Company had an estimated NOL carryforward in the amount of $62.7 million. This amount does not include 2015 activity. In the first quarter of 2014, substantial acquisitions of HC2 stock were reported by new beneficial owners of 5% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year.

Unrecognized Tax Benefits

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancellable operating leases as of March 31, 2015 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2015 (as of March 31, 2015)	$3,016
2016	3,804
2017	3,142
2018	2,356
2019	1,869
Thereafter	10,698
Total long-term obligations	$24,885

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

Total share-based compensation expense recognized by the Company during the three months ended March 31, 2015 and 2014 was $2.7 million and $0.2 million, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity during the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	338,702	$4.26
Granted	1,436,281	$9.00
Vested	(876,014)	$8.99
Forfeitures	—	$—
Unvested - March 31, 2015	898,969	$7.23

As of March 31, 2015, the unvested restricted stock represented $5.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of shares of unvested restricted stock expected to vest is 898,969.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Stock Options

A summary of HC2’s stock option activity during the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2014	3,573,141	$4.27
Granted	691,205	$8.82
Exercised	—	$—
Forfeitures	(4,335)	$2.79
Outstanding - March 31, 2015	4,260,011	$5.01
Eligible for exercise	1,576,470	$5.16

The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options (in thousands):

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding - March 31, 2015	$26,000	9.4
Options exercisable - March 31, 2015	$9,388	9.3

During the three months ended March 31, 2015, the intrinsic value of the exercised options was $0. As of March 31, 2015, the Company had 2,683,541 unvested stock options outstanding of which $3.2 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.2 years. The number of unvested stock options expected to vest is 2,683,541 shares, with a weighted average remaining life of 9.4 years, a weighted average exercise price of $5.01, and an intrinsic value of $16.6 million.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2015 (As Restated)	2014
Net Revenue by Geographic Region
United States	$147,135	$25,280
United Kingdom	50,995	18,074
Other	3,678	—
Total	$201,808	$43,354
Net Revenue by Segment
Telecommunications	$46,717	$43,354
Manufacturing	126,866	—
Utilities	1,224	—
Marine Services	27,001	—
Total	$201,808	$43,354
Income (Loss) from Operations
Telecommunications	(207)	333
Life Sciences	(1,235)	—
Manufacturing	6,179	—
Utilities	(216)	—
Marine Services	3,516	—
Other	(241)	—
Corporate	(7,684)	(4,420)
Total	$112	$(4,087)
Capital Expenditures
Telecommunications	$(11)	$(67)
Manufacturing	(1,157)	—
Utilities	(389)	—
Marine Services	(1,567)	—
Corporate	—	(22)
Total	$(3,124)	$(89)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2015 (As Restated)	December 31, 2014
Long-term investments
Life Sciences	$1,799	$1,916
Marine Services	29,782	28,543
Corporate	29,526	20,357
Other	351	—
Total	$61,458	$50,816

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

	March 31, 2015 (As Restated)	December 31, 2014
Property, Plant and Equipment – Net
United States	$79,036	$87,091
United Kingdom	133,232	140,494
Other	5,317	5,437
Total	$217,585	$233,022

	March 31, 2015 (As Restated)	December 31, 2014
Total Assets
Telecommunications	$42,399	$25,164
Life Sciences	10,235	11,007
Manufacturing	289,892	281,067
Utilities	25,855	26,765
Marine Services	271,845	280,334
Other (1)	6,846	6,369
Corporate	152,409	89,297
Total	$799,481	$720,003

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015 (As Restated)	2014
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(6,316)	$(4,180)
Income (loss) from discontinued operations	(9)	17
Loss from sale of discontinued operations	—	(784)
Net loss - basic	$(6,325)	$(4,947)
Net loss - diluted	$(6,325)	$(4,947)
Weighted average common shares outstanding-basic	24,146	14,631
Weighted average common shares outstanding-diluted	24,146	14,631
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.26)	$(0.29)
Income (loss) from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Loss attributable to HC2 Holdings, Inc.	$(0.26)	$(0.34)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.26)	$(0.29)
Income (loss) from discontinued operations	—	—
Loss from sale of discontinued operations	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.26)	$(0.34)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q/A, the “Risk Factors” section in our Annual Report on Form 10-K/A for the year ended December 31, 2014 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q/A, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements for the three months ended March 31, 2015. For additional information and a detailed discussion of the restatement, see Note 1 to our Condensed Consolidated Financial Statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2014 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, accounting for cost of revenue, goodwill and other intangible assets, valuation of long-lived assets and accounting for income taxes.

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

Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	$46,717	23.1%	$43,354	100.0%	$3,363	7.8%
Manufacturing	126,866	62.9%	—	—%	126,866	100.0%
Marine Services	27,001	13.4%	—	—%	27,001	100.0%
Utilities	1,224	0.6%	—	—%	1,224	100.0%
Total Net Revenue	$201,808	100.0%	$43,354	100.0%	$158,454	365.5%

Pro forma Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	$46,717	23.1%	$43,354	22.4%	$3,363	7.8%
Manufacturing	126,866	62.9%	105,142	54.4%	21,724	20.7%
Marine Services	27,001	13.4%	44,920	23.2%	(17,919)	(39.9)%
Utilities	1,224	0.6%	—	—%	1,224	100.0%
Total Net Revenue	$201,808	100.0%	$193,416	100.0%	$8,392	4.3%

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

Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	$45,278	96.9%	$41,107	94.8%	$4,171	10.1%
Manufacturing	109,859	86.6%	—	—%	109,859	100.0%
Marine Services	16,642	61.6%	—	—%	16,642	100.0%
Utilities	677	55.3%	—	—%	677	100.0%
Total Cost of Revenue	$172,456	85.5%	$41,107	94.8%	$131,349	319.5%

Pro forma Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	$45,278	96.9%	$41,107	94.8%	$4,171	10.1%
Manufacturing	109,859	86.6%	88,701	84.4%	21,158	23.9%
Marine Services	16,642	61.6%	30,357	67.6%	(13,715)	(45.2)%
Utilities	677	55.3%	—	—%	677	100.0%
Total Cost of Revenue	$172,456	85.5%	$160,165	82.8%	$12,291	7.7%

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

Selling, General and Administrative Expenses

	Quarter Ended March 31,				Quarter-over-Quarter
	2015 (As Restated)		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	$1,497	3.2%	$2,566	5.9%	$(1,069)	(41.7)%
Life Sciences	1,234	—%	—	—%	1,234	100.0%
Manufacturing	9,926	7.8%	—	—%	9,926	100.0%
Marine Services	2,565	9.5%	—	—%	2,565	100.0%
Utilities	365	29.8%	—	—%	365	100.0%
Other	241	—%	—	—%	241	100.0%
Corporate	7,684	—%	3,638	—%	4,046	111.2%
Total SG&A	$23,512	11.7%	$6,204	14.3%	$17,308	279.0%

Pro forma Selling, General and Administrative Expenses

	Quarter Ended March 31,				Quarter-over-Quarter
	2015 (As Restated)		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	$1,497	3.2%	$2,566	5.9%	$(1,069)	(41.7)%
Life Sciences	1,234	—%	—	—%	1,234	100.0%
Manufacturing	9,926	7.8%	11,386	10.8%	(1,460)	(12.8)%
Marine Services	2,565	9.5%	2,752	6.1%	(187)	(6.8)%
Utilities	365	29.8%	—	—%	365	100.0%
Other	241	—%	—	—%	241	100.0%
Corporate	7,684	—%	3,638	—%	4,046	111.2%
Total SG&A	$23,512	11.7%	$20,342	10.5%	$3,170	15.6%

Selling, general and administrative expenses: Selling, general and administrative expenses increased $17.3 million to $23.5 million, or 11.7% of net revenue, for the three months ended March 31, 2015 from $6.2 million, or 14.3% of net revenue, for the three months ended March 31, 2014.

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

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended March 31, 2015 was $7.1 million, a portion of which was included in cost of revenue. Depreciation and amortization expense for the three months ended March 31, 2014 was $0.2 million.

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

Income tax benefit: Income tax benefit was $6.0 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The March 31, 2014 provision was under a full valuation allowance.

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

	Schuff Three Months Ended March 31, 2015	GMSL Three Months Ended March 31, 2015 (As Restated)	ICS Three Months Ended March 31, 2015	Other Three Months Ended March 31, 2015 (As Restated)	HC2 Holdings, Inc. Three Months Ended March 31, 2015 (As Restated)
Net income (loss)	$3,188	$1,484	$(524)	$(9,385)	$(5,237)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	423	—	50	—	473
Interest expense	344	996	—	7,268	8,608
Amortization of debt discount	—	—	—	92	92
Interest income and other expense, net	(17)	—	(5)	(522)	(544)
Foreign currency (gain) loss	—	448	322	1	771
Income tax (benefit) expense	2,569	(120)	—	(8,463)	(6,014)
Loss from discontinued operations	9	—	—	—	9
Noncontrolling interest	85	—	—	(346)	(261)
Share-based payment expense	—	—	—	2,694	2,694
Adjusted EBIT (As Restated)	6,601	2,808	(157)	(8,661)	591
Depreciation and amortization	478	4,279	98	400	5,255
Depreciation and amortization (included in cost of revenue)	1,875	—	—	—	1,875
Foreign currency (gain) loss (included in cost of revenue)	—	(1,823)	—	—	(1,823)
Adjusted EBITDA (As Restated)	$8,954	$5,264	$(59)	$(8,261)	$5,898

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

Pro forma Net Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Net	% of	Net	% of
(in thousands)	Revenue	Total	Revenue	Total	Variance	Variance %
Telecommunications	46,717	23.1%	43,354	22.4%	3,363	7.8%
Manufacturing	126,866	62.9%	105,142	54.4%	21,724	20.7%
Marine Services	27,001	13.4%	44,920	23.2%	(17,919)	(39.9)%
Utilities	1,224	0.6%	—	—%	1,224	100.0%
Total Net Revenue - pro forma	201,808	100.0%	193,416	100.0%	8,392	4.3%
Less net revenue from:
Manufacturing	—		(105,142)
Marine Services	—		(44,920)
Total Net Revenue - GAAP	201,808		43,354

Pro forma Cost of Revenue

	Quarter Ended March 31,				Quarter-over-Quarter
	2015		2014
	Cost of	% of Net	Cost of	% of Net
(in thousands)	Revenue	Revenue	Revenue	Revenue	Variance	Variance %
Telecommunications	45,278	96.9%	41,107	94.8%	4,171	10.1%
Manufacturing	109,859	86.6%	88,701	84.4%	21,158	23.9%
Marine Services	16,642	61.6%	30,357	67.6%	(13,715)	(45.2)%
Utilities	677	55.3%	—	—%	677	100.0%
Total Cost of Revenue - pro forma	172,456	85.5%	160,165	82.8%	12,291	7.7%
Less cost of revenue from:
Manufacturing	—		(88,701)
Marine Services	—		(30,357)
Total Cost of Revenue - GAAP	172,456		41,107

Pro forma SG&A

	Quarter Ended March 31,				Quarter-over-Quarter
	2015 (As Restated)		2014
		% of Net		% of Net
(in thousands)	SG&A	Revenue	SG&A	Revenue	Variance	Variance %
Telecommunications	1,497	3.2%	2,566	5.9%	(1,069)	(41.7)%
Life Sciences	1,234	—%	—	—%	1,234	100.0%
Manufacturing	9,926	7.8%	11,386	10.8%	(1,460)	(12.8)%
Marine Services	2,565	9.5%	2,752	6.1%	(187)	(6.8)%
Utilities	365	29.8%	—	—%	365	100.0%
Other	241	—%	—	—%	241	100.0%
Corporate	7,684	—%	3,638	—%	4,046	111.2%
Total SG&A - pro forma	23,512	11.7%	20,342	10.5%	3,170	15.6%
Less SG&A from:
Manufacturing	—		(11,386)
Marine Services	—		(2,752)
Total SG&A - GAAP	23,512		6,204

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

Pro Forma Capital Expenditures

Pro forma capital expenditures for the three months ended March 31, 2015 and 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014. Pro forma capital expenditures consist of the following (in thousands):

	As Reported	Pro Forma
	Three Months Ended March 31,
	2015	2014
Schuff	$1,157	$7,839
GMSL	1,567	3,491
ICS (1)	11	67
ANG	389	—
Other	—	22
Total	$3,124	$11,419

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

Net cash used in operating activities was $49.0 million for the three months ended March 31, 2015 as compared to net cash used of $1.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net loss, net of non-cash operating activity, provided $7.1 million of cash. Other major drivers included an increase in accounts receivable of $45.8 million, a decrease in accounts payable of $18.9 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $10.1 million and a decrease in accrued income taxes of $6.2 million, partially offset by an increase in accrued interconnection costs of $10.1 million, an increase in accrued interest of $8.9 million and an increase in accrued expenses and other current liabilities of $6.0 million. For the three months ended March 31, 2014, net income, net of non-cash operating activity, used $3.7 million of cash. Other major drivers included a decrease in accounts payable of $1.8 million and a decrease in accrued interconnection costs of $1.2 million, offset by a decrease in prepaid expenses and other current assets of $3.5 million and a decrease in accounts receivable of $2.8 million.

Net cash used in investing activities was $20.8 million for the three months ended March 31, 2015 as compared to a $3.2 million for the three months ended March 31, 2014. Net cash used in investing activities for the three months ended March 31, 2015 included a purchase of $8.6 million in equity investments, a purchase of $6.7 million in marketable securities, $3.1 million of capital expenditures and a purchase of $3.3 million in debt securities. Net cash used in investing activities for the three months ended March 31, 2014 included $0.1 million of capital expenditures, offset by $0.1 million of proceeds from the sale of property and equipment.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, filed on May 11, 2015 (the “Original Filing”), the Company’s management, with the participation of the Chief Executive Officer and former Chief Financial Officer, as of March 31, 2015, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. At the time of the Original Filing, the Chief Executive Officer and former Chief Financial Officer concluded that, as of the end of the period covered by this report, the material weakness in the Company's internal control over financial reporting described in the Company’s 2014 Annual Report on Form 10-K related to the preparation and review of our income tax provisions and related accounts had been remediated and that our disclosure controls and procedures were effective. Subsequent to this evaluation, the Chief Executive Officer and current Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective because of material weaknesses in its internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at March 31, 2015.

To address these material weaknesses, management performed additional, analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and accounting and disclosures for complex and/or non-routine transactions. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q/A as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are fairly presented, in all material respects, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11—“Commitments and Contingencies—Litigation” to our Consolidated Financial Statements included in HC2’s Annual Report on Form 10-K/A for the year ended December 31, 2014, as updated in Note 10—“Commitments and Contingencies—Litigation” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.

ITEM  1A.    RISK FACTORS

We have identified material weaknesses in accounting for income taxes, valuation of a business acquisition, and accounting for complex and/or non-routine transactions in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.

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

10.1.1
Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 19, 2015, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.1.1 to the Original Filing).

10.2	Employment Agreement, dated October 1, 2014, by and between HC2 and Paul Voigt (incorporated by reference to Exhibit 10.2 to the Original Filing).

10.3	Employment Agreement, dated May 12, 2014, by and between HC2 and Ian Estus (incorporated by reference to Exhibit 10.3 to the Original Filing).

31.1	Certification (filed herewith).

31.2	Certification (filed herewith).

32*	Certifications (filed herewith).

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