Form 10-Q/A
period 2015-06-30
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the fiscal quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2015 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and as described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that have been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, we are amending the Original Filing to provide restated Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 and to amend related disclosures.

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

HC2 HOLDINGS, INC.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Services revenue	$147,841	$42,178	$221,559	$85,465
Sales revenue	133,141	54,408	261,231	54,475
Net revenue	280,982	96,586	482,790	139,940
Operating expenses:
Cost of revenue - services	134,589	39,530	196,509	80,637
Cost of revenue - sales	110,909	43,330	221,445	43,330
Selling, general and administrative	26,476	13,496	49,988	19,700
Depreciation and amortization	5,478	344	10,733	554
Loss (gain) on sale or disposal of assets	498	2	971	(78)
Total operating expenses	277,950	96,702	479,646	144,143
Income (loss) from operations	3,032	(116)	3,144	(4,203)
Interest expense	(10,041)	(1,012)	(18,649)	(1,013)
Amortization of debt discount	(84)	(576)	(176)	(576)
Other income (expense), net	(4,166)	544	(3,622)	495
Foreign currency transaction gain (loss)	1,822	437	1,051	403
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(9,437)	(723)	(18,252)	(4,894)
Income (loss) from equity investees	1,429	—	(1,259)	—
Income tax benefit (expense)	(2,678)	(2,154)	3,336	(2,163)
Loss from continuing operations	(10,686)	(2,877)	(16,175)	(7,057)
Gain (loss) from discontinued operations	(11)	27	(20)	44
Loss from sale of discontinued operations	—	—	—	(784)
Net loss	(10,697)	(2,850)	(16,195)	(7,797)
Less: Net (income) loss attributable to noncontrolling interest	(204)	(1,059)	57	(1,059)
Net loss attributable to HC2 Holdings, Inc.	(10,901)	(3,909)	(16,138)	(8,856)
Less: Preferred stock dividends and accretion	1,089	200	2,177	200
Net loss attributable to common stock and participating preferred stockholders	$(11,990)	$(4,109)	$(18,315)	$(9,056)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.52)
Gain (loss) from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	—	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.57)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.52)
Gain (loss) from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	—	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.57)
Weighted average common shares outstanding:
Basic	25,514	16,905	24,838	15,780
Diluted	25,514	16,905	24,838	15,780

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Net loss	$(10,697)	$(2,850)	$(16,195)	$(7,797)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,039	238	678	(136)
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,327)	—	(2,178)	—
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(204)	(1,059)	57	(1,059)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(8,189)	$(3,671)	$(17,638)	$(8,992)

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015 (As Restated)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$68,941	$107,978
Short-term investments	12,265	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $2,345 and $2,760 at June 30, 2015 and December 31, 2014, respectively)	216,577	152,279
Costs and recognized earnings in excess of billings on uncompleted contracts	35,573	28,098
Deferred tax asset - current	1,701	1,701
Inventories	17,796	14,975
Prepaid expenses and other current assets	23,746	18,590
Assets held for sale	8,597	3,865
Total current assets	385,196	332,353
Restricted cash	7,188	6,467
Long-term investments	75,339	50,816
Property, plant and equipment, net	228,232	233,022
Goodwill	32,199	30,540
Other intangible assets, net	28,029	31,158
Deferred tax asset - long-term	20,084	14,019
Other assets	17,578	21,628
Total assets	$793,845	$720,003
Liabilities, temporary equity and stockholders' equity
Current liabilities:
Accounts payable	$81,312	$80,183
Accrued interconnection costs	31,551	9,717
Accrued payroll and employee benefits	19,222	20,023
Accrued expenses and other current liabilities	55,735	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	29,859	41,959
Accrued income taxes	912	512
Accrued interest	2,847	3,125
Current portion of long-term debt	12,752	10,444
Total current liabilities	234,190	200,005
Long-term debt	374,321	332,927
Pension liability	30,443	37,210
Other liabilities	7,754	1,617
Total liabilities	646,708	571,759
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	53,013	39,845
Redeemable non-controlling interest	4,362	4,004
Total temporary equity	57,375	43,849
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at June 30, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	145,863	141,948
Accumulated deficit	(60,302)	(44,164)
Treasury stock, at cost – 31,626 shares at June 30, 2015 and December 31, 2014, respectively	(378)	(378)
Accumulated other comprehensive loss	(19,743)	(18,243)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	65,466	79,187
Noncontrolling interest	24,296	25,208
Total stockholders' equity	89,762	104,395
Total liabilities, temporary equity and stockholders' equity	$793,845	$720,003

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	1,670	—	—	1,670	—	—	—	—
Proceeds from the exercise of warrants and stock options	14,368	4,786	5	14,363	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividend and accretion	(200)			(200)	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Acquisition of noncontrolling interest	58,012	—	—	—	—	—	—	58,012
Additional acquisition of noncontrolling interest	(13,399)	—	—	—	—	—	—	(13,399)
Net (loss) income	(7,797)	—	—	—	—	(8,856)	—	1,059
Foreign currency translation adjustment	(136)	—	—	—	—	—	(136)	—
Balance as of June 30, 2014	$112,886	$20,512	$21	$120,388	$(378)	$(38,629)	$(14,188)	$45,672

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2014	$104,395	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208
Share-based compensation expense	5,058	—	—	5,058	—	—	—	—
Dividend paid to noncontrolling interest	(241)	—	—	—	—	—	—	(241)
Preferred stock dividend and accretion	(2,177)	—	—	(2,177)	—	—	—	—
Issuance of common stock	—	5	—	—	—	—	—	—
Issuance of restricted stock	2	1,539	2	—	—	—	—	—
Conversion of preferred stock to common stock	1,000	235	—	1,000	—	—	—	—
Acquisition of noncontrolling interest	(580)	—	—	—	—	—	—	(580)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	34	—	—	—	(34)
Net loss	(16,195)	—	—	—	—	(16,138)	—	(57)
Foreign currency translation adjustment	678	—	—	—	—	—	678	—
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,178)	—	—	—	—	—	(2,178)	—
Balance as of June 30, 2015 (As Restated)	$89,762	25,592	$26	$145,863	$(378)	$(60,302)	$(19,743)	$24,296

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015 (As Restated)	2014
Cash flows from operating activities:
Net loss	$(16,195)	$(7,797)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	201	(198)
Share-based compensation expense	5,058	1,670
Depreciation and amortization	14,540	1,038
Amortization of deferred financing costs	696	262
(Gain) loss on sale or disposal of assets	(151)	1,315
(Gain) loss on sale of investments	(164)	(437)
Equity investment (income)/loss	1,259	—
Amortization of debt discount	176	576
Deferred income taxes	(4,848)	—
Other, net	198	209
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(46)	(125)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(61,495)	11,936
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(7,229)	1,389
(Increase) decrease in inventories	(2,718)	(2,503)
(Increase) decrease in prepaid expenses and other current assets	(778)	4,162
(Increase) decrease in other assets	379	929
Increase (decrease) in accounts payable	455	6,304
Increase (decrease) in accrued interconnection costs	21,041	(2,896)
Increase (decrease) in accrued payroll and employee benefits	4	(472)
Increase (decrease) in accrued expenses and other current liabilities	20,834	(1,069)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(12,119)	(7,766)
Increase (decrease) in accrued income taxes	1,500	(1,291)
Increase (decrease) in accrued interest	(278)	634
Increase (decrease) in other liabilities	(972)	—
Increase (decrease) in pension liability	(7,239)	—
Net cash (used in) provided by operating activities	(47,891)	5,870
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,914)	(663)
Sale of property and equipment and other assets	1,002	80
Purchase of equity investments	(8,643)	—
Sale of equity investments	1,026	—
Sale of assets held for sale	1,479	—
Purchase of available-for-sale securities	(10,857)	—
Sale of available-for-sale securities	—	423
Investment in debt securities	(19,347)	—
Cash from disposition of business, net of cash disposed	—	3,200
Cash paid for business acquisitions, net of cash acquired	—	(85,627)
Purchase of noncontrolling interest	(222)	(5,000)
(Increase) decrease in restricted cash	(721)	—

Index

Net cash used in investing activities	(49,197)	(87,587)
Cash flows from financing activities:
Proceeds from long-term obligations	294,346	123,412
Principal payments on long-term obligations	(245,724)	(57,703)
Payment of fees on restructuring of debt	—	(812)
Payment of deferred financing costs	(1,137)	—
Proceeds from sale of common stock, net	—	6,000
Proceeds from sale of preferred stock, net	14,033	29,075
Proceeds from the exercise of warrants and stock options	—	14,368
Payment of dividends	(2,038)	—
Payment of dividend equivalents	—	(551)
Taxes paid in lieu of shares issued for share-based compensation	—	(41)
Net cash provided by financing activities	59,480	113,748
Effects of exchange rate changes on cash and cash equivalents	(1,429)	(197)
Net change in cash and cash equivalents	(39,037)	31,834
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$68,941	$40,831
Supplemental cash flow information:
Cash paid for interest	$20,157	$194
Cash paid for taxes	$856	$2,311
Preferred stock dividends and accretion	$2,177	$—
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—
Property, plant and equipment included in accounts payable	$822	$—
Conversion of preferred stock to common stock	$1,000	$—

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

Restatement of Consolidated Financial Statements

On February 21, 2016, the Company determined that it needed to restate previously reported financial statements for the year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from material weaknesses that the Company identified in its internal control over accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. In particular, the Company is restating its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 to correct the improper recording of the following items:

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

•	The Company amended the valuation of the ANG business acquisition which resulted in goodwill.

•	The Company identified other income which was recognized in the three months ended September 30, 2015 which should have been recorded in the three month periods ended March 31, 2015 and June 30, 2015.

•	The Company reclassified certain pension liabilities between current and non-current as well as accrued expenses and other current assets.

•	The Company reclassified redeemable non-controlling interest from permanent equity to temporary equity.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the errors described above, the Company concluded that the financial statements for the three and six month periods ended June 30, 2015, were materially misstated. The consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated balance sheets, consolidated statement of stockholders' equity and consolidated statement of cash flows, as well as the corresponding Notes to the Condensed Consolidated Financial Statements have been restated to reflect the correction of the aforementioned errors.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarter ended June 30, 2015:
HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Services revenue	$147,841	$—	$147,841	$221,559	$—	$221,559
Sales revenue	133,141	—	133,141	261,231	—	261,231
Net revenue	280,982	—	280,982	482,790	—	482,790
Operating expenses:
Cost of revenue - services	134,589	—	134,589	196,509	—	196,509
Cost of revenue - sales	110,909	—	110,909	221,445	—	221,445
Selling, general and administrative	26,476	—	26,476	49,529	459	49,988
Depreciation and amortization	5,236	242	5,478	10,242	491	10,733
Loss on sale or disposal of assets	498	—	498	971	—	971
Total operating expenses	277,708	242	277,950	478,696	950	479,646
Income (loss) from operations	3,274	(242)	3,032	4,094	(950)	3,144
Interest expense	(10,041)	—	(10,041)	(18,649)	—	(18,649)
Amortization of debt discount	(84)	—	(84)	(176)	—	(176)
Other income (expense), net	(4,937)	771	(4,166)	(4,744)	1,122	(3,622)
Foreign currency transaction gain (loss)	1,822	—	1,822	1,051	—	1,051
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(9,966)	529	(9,437)	(18,424)	172	(18,252)
Income (loss) from equity investees	1,429	—	1,429	(1,259)	—	(1,259)
Income tax benefit (expense)	(2,464)	(214)	(2,678)	3,369	(33)	3,336
Loss from continuing operations	(11,001)	315	(10,686)	(16,314)	139	(16,175)
Gain (loss) from discontinued operations	(11)	—	(11)	(20)	—	(20)
Loss from sale of discontinued operations	—	—	—	—	—	—
Net loss	(11,012)	315	(10,697)	(16,334)	139	(16,195)
Less: Net (income) loss attributable to noncontrolling interest	(204)	—	(204)	57	—	57
Net loss attributable to HC2 Holdings, Inc.	(11,216)	315	(10,901)	(16,277)	139	(16,138)
Less: Preferred stock dividends and accretion	1,089	—	1,089	2,177	—	2,177
Net loss attributable to common stock and participating preferred stockholders	$(12,305)	$315	$(11,990)	$(18,454)	$139	$(18,315)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$0.01	$(0.47)	$(0.74)	$—	$(0.74)
Gain (loss) from discontinued operations	—	—	—	—	—	—
Loss from sale of discontinued operations	—	—	—	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(0.48)	$0.01	$(0.47)	$(0.74)	$—	$(0.74)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.48)	$0.01	$(0.47)	$(0.74)	$—	$(0.74)
Gain (loss) from discontinued operations	—	—	—	—	—	—
Loss from sale of discontinued operations	—	—	—	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(0.48)	$0.01	$(0.47)	$(0.74)	$—	$(0.74)
Weighted average common shares outstanding:
Basic	25,514	—	25,514	24,838	—	24,838
Diluted	25,514	—	25,514	24,838	—	24,838

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(11,012)	$315	$(10,697)	$(16,334)	$139	$(16,195)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,489	2550	5,039	(1,872)	2550	678
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,327)	—	(2,327)	(3,089)	911	(2,178)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(204)	—	(204)	57	—	57
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(11,054)	$2,865	$(8,189)	$(21,238)	$3,600	$(17,638)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands, except share and per share amounts)

	As of June 30, 2015
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$68,941	$—	$68,941
Short-term investments	12,265	—	12,265
Accounts receivable (net of allowance for doubtful accounts receivable of $2,345 and $2,760 at June 30, 2015 and December 31, 2014, respectively)	214,027	2,550	216,577
Costs and recognized earnings in excess of billings on uncompleted contracts	35,573	—	35,573
Deferred tax asset - current	1,701	—	1,701
Inventories	17,796	—	17,796
Prepaid expenses and other current assets	23,746	—	23,746
Assets held for sale	8,597	—	8,597
Total current assets	382,646	2,550	385,196
Restricted cash	7,188	—	7,188
Long-term investments	71,793	3,546	75,339
Property, plant and equipment, net	235,862	(7,630)	228,232
Goodwill	29,649	2,550	32,199
Other intangible assets, net	27,987	42	28,029
Deferred tax asset - long-term	20,998	(914)	20,084
Other assets	18,429	(851)	17,578
Total assets	$794,552	$(707)	$793,845
Liabilities, temporary equity and stockholders' equity
Current liabilities:
Accounts payable	$81,644	$(332)	$81,312
Accrued interconnection costs	31,551	—	31,551
Accrued payroll and employee benefits	19,222	—	19,222
Accrued expenses and other current liabilities	51,640	4,095	55,735
Billings in excess of costs and recognized earnings on uncompleted contracts	29,859	—	29,859
Accrued income taxes	912	—	912
Accrued interest	2,847	—	2,847
Current portion of long-term debt	12,752	—	12,752
Current portion of pension liability	6,037	(6,037)	—
Total current liabilities	236,464	(2,274)	234,190
Long-term debt	374,321	—	374,321
Pension liability	28,501	1,942	30,443
Other liabilities	7,754	—	7,754
Total liabilities	647,040	(332)	646,708
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	53,013	—	53,013
Redeemable non-controlling interest	—	4,362	4,362
Total temporary equity	53,013	4,362	57,375
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at June 30, 2015 and December 31, 2014, respectively	26	—	26
Additional paid-in capital	150,537	(4,674)	145,863
Accumulated deficit	(58,157)	(2,145)	(60,302)
Treasury stock, at cost – 31,626 shares at June 30, 2015 and December 31, 2014, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(20,139)	396	(19,743)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	71,889	(6,423)	65,466
Noncontrolling interest	22,610	1,686	24,296
Total stockholders' equity	94,499	(4,737)	89,762
Total liabilities, temporary equity and stockholders' equity	$794,552	$(707)	$793,845

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	As of June 30, 2015
	As Reported	Adjustments	As Restated
Common Stock	$26	$—	$26
Additional Paid-In Capital	150,537	(4,674)	145,863
Treasury Stock	(378)	—	(378)
Earnings (Accumulated Deficit)	(58,157)	(2,145)	(60,302)
Accumulated Other Comprehensive Income (Loss)	(20,139)	396	(19,743)
Noncontrolling Interest	22,610	1,686	24,296
Total Stockholders' Equity	$94,499	$(4,737)	$89,762

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2015
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(16,334)	$139	$(16,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	201	—	201
Share-based compensation expense	4,599	459	5,058
Depreciation and amortization	14,049	491	14,540
Amortization of deferred financing costs	696	—	696
(Gain) loss on sale or disposal of assets	971	(1,122)	(151)
(Gain) loss on sale of investments	(164)	—	(164)
Equity investment (income)/loss	1,259	—	1,259
Amortization of debt discount	176	—	176
Deferred income taxes	(4,881)	33	(4,848)
Other, net	198	—	198
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(46)	—	(46)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(61,495)	—	(61,495)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(7,229)	—	(7,229)
(Increase) decrease in inventories	(2,718)	—	(2,718)
(Increase) decrease in prepaid expenses and other current assets	(778)	—	(778)
(Increase) decrease in other assets	379	—	379
Increase (decrease) in accounts payable	455	—	455
Increase (decrease) in accrued interconnection costs	21,041	—	21,041
Increase (decrease) in accrued payroll and employee benefits	4	—	4
Increase (decrease) in accrued expenses and other current liabilities	16,739	4,095	20,834
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(12,119)	—	(12,119)
Increase (decrease) in accrued income taxes	1,500	—	1,500
Increase (decrease) in accrued interest	(278)	—	(278)
Increase (decrease) in other liabilities	(972)	—	(972)
Increase (decrease) in pension liability	(3,144)	(4,095)	(7,239)
Net cash (used in) provided by operating activities	(47,891)	—	(47,891)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,914)	—	(12,914)
Sale of property and equipment and other assets	1,002	—	1,002
Purchase of equity investments	(8,643)	—	(8,643)

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of equity investments	1,026	—	1,026
Sale of assets held for sale	1,479	—	1,479
Purchase of available-for-sale securities	(10,857)	—	(10,857)
Sale of available-for-sale securities	—	—	—
Investment in debt securities	(19,347)	—	(19,347)
Cash paid for business acquisitions, net of cash acquired	—	—	—
Purchase of noncontrolling interest	(222)	—	(222)
(Increase) decrease in restricted cash	(721)	—	(721)
Net cash used in investing activities	(49,197)	—	(49,197)
Cash flows from financing activities:
Proceeds from long-term obligations	294,346	—	294,346
Principal payments on long-term obligations	(245,724)	—	(245,724)
Payment of fees on restructuring of debt	—	—	—
Payment of deferred financing costs	(1,137)	—	(1,137)
Proceeds from sale of common stock, net	—	—	—
Proceeds from sale of preferred stock, net	14,033	—	14,033
Proceeds from the exercise of warrants and stock options	—	—	—
Payment of dividends	(2,038)	—	(2,038)
Payment of dividend equivalents	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	—	—	—
Net cash provided by financing activities	59,480	—	59,480
Effects of exchange rate changes on cash and cash equivalents	(1,429)	—	(1,429)
Net change in cash and cash equivalents	(39,037)	—	(39,037)
Cash and cash equivalents, beginning of period	107,978	—	107,978
Cash and cash equivalents, end of period	$68,941	$—	$68,941
Supplemental cash flow information:
Cash paid for interest	$20,157	$—	$20,157
Cash paid for taxes	$856	$—	$856
Preferred stock dividends and accretion	$2,177	$—	$2,177
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—	$1,808
Property, plant and equipment included in accounts payable	$822	$—	$822
Conversion of preferred stock to common stock	$1,000	$—	$1,000

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The table below summarizes the preliminary estimate of fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $23.7 million which represented both the cash paid by the Company for its 51% interest $15.5 million, and the fair value of the noncontrolling interest of 49%, which we determined to be $8.2 million.

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
Amortizable Intangible Assets

The trade name was valued using a relief from royalty methodology. The value of the ANG trade name was calculated based on ANG’s projected revenues for 15 years. An estimated royalty of 4% (looking at other market participants) was calculated net of tax based upon those revenues and present valued over 15 years. The trade name was preliminarily valued at $6.3 million and will be amortized over a 15 year life. Customer contracts were valued using a multi-period excess earnings methodology. The value of the customer contracts ANG holds for its owned and operated facilities was calculated based on the

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

present value of ANG’s net income from those contracts for 4 years. The customer contracts were preliminarily valued at $2.7 million and will be amortized over a 4 year life.

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

Amortizable Intangible Assets

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Customer contracts were valued using a multi-period excess earnings methodology. Projected revenues and margins were used to forecast the earnings for each contract taking into consideration probabilities of contract renewals. Three customer contracts were preliminarily valued at £5.0 million ($8.1 million using the exchange rate in effect at the time of acquisition) and will be amortized over a 15 year life.

•
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

 Investments (accounted for under the Equity Method)

•
Sino British Submarine Systems (“SBSS”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. From there, debt was added and a 35% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a preliminary fair value of £8.4 million ($13.6 million using the exchange rate in effect at the time of acquisition).

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

•	Other investments were preliminarily valued at £0.3 million. ($0.5 million using the exchange rate in effect at the time of acquisition). The fair value was determined to approximate carrying value.

•
Basis Differences – The total preliminary fair values of the named investments above was £16.5 million, while the carrying value (based on GMSL’s ownership percentage and using the balance sheets as of December 31, 2014) was £25.2 million. This resulted in a basis difference of £8.7 million ($14.1 million using the exchange rate in effect at the time of acquisition), of which the majority of was attributable to SBSS. This basis difference will be accreted up over a 10 year period which will result in the increase to the investment in SBSS.

Pro Forma Adjusted Summary

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended June 30, 2014 (As Restated)	Six Months Ended June 30, 2014 (As Restated)
Net revenue	$212,518	$406,108
Net income (loss) from continuing operations	6,141	12,784
Net income (loss) from discontinued operations	(52)	(48)
Gain (loss) from sale of discontinued operations	—	(784)
Net income (loss) attributable to HC2 Holdings, Inc.	$6,089	$11,952

Per share amounts:
Income (loss) from continuing operations	$0.36	$0.81
Income (loss) from discontinued operations	$—	$—
Gain (loss) from sale of discontinued operations	$—	$(0.05)
Net income (loss) attributable to HC2	$0.36	$0.76

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded net revenue and net income (loss) as follows (in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Net Revenue	Net Income (Loss)	Net Revenue	Net Income (Loss)
Schuff	$130,985	$5,889	$257,851	$9,086
ANG	$1,368	$(134)	$2,591	$(247)
GMSL	$43,875	$10,360	$70,877	$11,967

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Contract receivables:
Contracts in progress	$129,326	$112,929
Unbilled retentions	33,347	32,850
Trade receivables	53,433	9,065
Other receivables	2,816	195
Allowance for doubtful accounts	(2,345)	(2,760)
	$216,577	$152,279

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and six months ended June 30, 2015, the Company recorded $1.4 million and $(1.3) million, respectively, of its share of the equity method investments’ net income (loss).

The long-term investments are as follows (in thousands):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company	Investment	June 30, 2015 (As Restated)	December 31, 2014
Equity Method
Global Cable Technology Ltd.	Stock	$—	$49
SB Submarine Systems Co., Ltd.	Stock	13,300	13,061
International Cableship Pte., Ltd.	Stock	2,716	2,995
Sembawang Cable Depot Ptd., Ltd.	Stock	1,215	1,031
Huawei Marine Systems Co., Ltd.	Stock	12,632	10,943
Visser Smit Global Marine Partnership	Stock	428	464
Novatel Wireless, Inc.	11,473,799 shares and 1,593,583 warrants	16,950	13,419
Kaneland, LLC	Stock	1,083	1,151
NerVve Technologies, Inc.	885,286 shares of Series A-1 Preferred Stock	5,023	5,538
Benevir Biopharm, Inc.	2,000 shares of Series A-1 Preferred Stock	1,623	1,915
Available-for-sale
Gaming Nation Acquisition Corporation	Convertible Debt and Warrant	16,323	—
Cost Method
DTV America Corporation	Convertible Debt	3,546	—
mParticle	Convertible Debt	500	250
		$75,339	$50,816

2015 Activity

Novatel Wireless, Inc. (“Novatel”)

•	In February 2015, the Company sold 586,095 shares of common stock and 293,047 warrants for $1.0 million which resulted in a gain of $0.2 million.

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

DTV America Corporation (“DTV”)

•	In the first quarter of 2015, the Company purchased $3.0 million of convertible debt.

Gaming Nation Acquisition Corporation

•	In April 2015, the Company purchased $16.1 million of convertible debt.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2015 are as follows (in thousands):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Schuff	GMSL	ICS	ANG	Other	Total
Balance as of December 31, 2014	$24,612	$1,176	$3,378	$1,374	$—	$30,540
Effect of change in foreign currency exchange rates	—	—	—	—	—	—
Acquisition of business	(122)	—	—	—	1,781	1,659
Balance as of June 30, 2015 (As Restated)	$24,490	$1,176	$3,378	$1,374	$1,781	$32,199

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	13	—	—	—	—	13
Amortization	(149)	(183)	(315)	—	—	—	(647)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of June 30, 2015	$4,155	$827	$5,722	$—	$—	$—	$10,704

Customer relationships
Balance as of December 31, 2014	$—	$7,639	$4,881	$—	$—	$—	$12,520
Effect of change in foreign currency exchange rates	—	85	—	—	—	—	85
Amortization	—	(262)	(213)	—	—	—	(475)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of June 30, 2015 (As Restated)	$—	$7,462	$4,668	$—	$—	$—	$12,130

Developed technology
Balance as of December 31, 2014	$—	$1,164	$—	$—	$—	$—	$1,164
Effect of change in foreign currency exchange rates	—	19	—	—	—	—	19
Amortization	—	(159)	—	—	(159)	—	(318)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	4,195	—	4,195
Balance as of June 30, 2015 (As Restated)	$—	$1,024	$—	$—	$4,036	$—	$5,060

Other
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	—	—	(1)	—	—	(1)

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Acquisition of business/development	—	—	—	—	—	—	—
Reclassification	—	—	—	—	(6,000)	—	(6,000)
Balance as of June 30, 2015	$—	$—	$—	$113	$—	$22	$135

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158
Effect of change in foreign currency exchange rates	—	117	—	—	—	—	117
Amortization	(149)	(604)	(528)	(1)	(159)	—	(1,441)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	(1,805)	—	(1,805)
Balance as of June 30, 2015 (As Restated)	$4,155	$9,313	$10,390	$113	$4,036	$22	$28,029

9. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior Secured Notes collaterized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$300,000	$250,000
Note payable collaterized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	14,531	16,732
Note payable collaterized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,323	4,635
Note payable collaterized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	11,690	8,333
Line of credit collaterized by Schuff's HOPSA assets, with interest payable monthly at 5.25% plus 1% of Special Interest Compensation Fund	1,250	—
Note payable collaterized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	736	810
Obligations under capital leases	56,438	65,176
Other	24	30
Subtotal	388,992	345,716
Original issue discount on Senior Secured Notes	(1,919)	(2,345)
Subtotal	387,073	343,371
Less: Current portion of long-term obligations	(12,752)	(10,444)
Total long-term obligations	$374,321	$332,927

Aggregate debt maturities by year are as follows (in thousands):

2015	$7,052
2016	11,793
2017	12,066
2018	15,203
2019	313,249
Thereafter	29,629
$388,992

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate maturities for the capital leases by year are as follows (in thousands):

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

Maturity and Interest. The 11% Notes mature on December 01, 2019. The 11% Notes accrue interest at a rate of 11% per year. Interest on the 11% Notes is paid semi-annually on December 1 and June 1 of each year.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Schuff Credit Facilities

Schuff has a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to Schuff. On October 21, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo allowed for the issuance of a note payable up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”). At June 30, 2015 and December 31, 2014, Schuff had borrowed $11.7 million and $8.4 million, respectively, under the Real Estate (2)Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital). The Real Estate (2)Term Advance (M&E) and Real Estate (2)Term Advance (Working Capital) have a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2)Term Advance (M&E) and Real Estate (2)Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments.

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

The Schuff Facility has a floating interest rate of LIBOR plus 3.0% (3.27% at June 30, 2015) and requires monthly interest payments. As of June 30, 2015 and December 31, 2014, Schuff had no amounts outstanding under the Schuff Facility. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At June 30, 2015, the Company was in compliance with these covenants.

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

10. INCOME TAXES

Income Tax Benefit (Expense)

Income tax expense was $2.7 million (as restated) and $2.2 million (as restated) for the three months ended June 30, 2015 and 2014, respectively.  The tax expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The June 30, 2014 expense was due primarily to the acquisition of Schuff.  Income tax benefit (expense) was $3.3 million (as restated) and $(2.2) million (as restated) for the six months ended June 30, 2015 and 2014, respectively.

Due to circumstances that could lead to wide variability in the Effective Tax Rate, the Company did not use the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18) to calculate its Q2 2015 interim tax provision. As such, the Q2tax provision was calculated using a discrete year-to-date approach, by applying the statutory tax rate to the sum of the year-to-date loss plus non-deductible items.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

There were 691,205 and 2,812,385 options granted during the six months ended June 30, 2015 and 2014, respectively. Of the total options granted during the six months ended June 30, 2015 and 2014, 169,697 and 2,803,864, respectively, of such options were granted to Philip Falcone, pursuant to anti-dilution provisions of a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2015 and 2014 was $3.16 and $1.44, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended June 30,
	2015	2014
Expected option life	5.25 years	5.87 years
Risk-free interest rate	1.49-1.68	1.65 - 2.73
Expected volatility	36.29-39.58	36.74% - 37.20
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company during the three months ended June 30, 2015 and 2014 was $2.4 million and $1.5 million, respectively. Total share-based compensation expense recognized by the Company during the six months ended June 30, 2015 and 2014 was $5.1 million and $1.7 million, respectively.  Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards using the straight-line basis.

Restricted Stock

A summary of the Company’s restricted stock activity during the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	338,702	$4.26
Granted	1,539,114	$9.14
Vested	(977,753)	$8.54
Forfeitures	—	$—
Unvested - June 30, 2015	900,063	$7.97

As of June 30, 2015, the unvested restricted stock represented $5.3 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of shares of unvested restricted stock expected to vest is 900,063.

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2014	3,573,141	$4.27
Granted	691,205	$8.82
Exercised	—	$—
Forfeitures	(4,335)	$2.79
Outstanding - June 30, 2015	4,260,011	$5.01
Eligible for exercise	2,126,747	$4.99

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options (in thousands):

	Intrinsic Value	Weighted Average Remaining Life in Years
Options Outstanding - June 30, 2015	$15,674	9.2 years
Options exercisable - June 30, 2015	$7,669	9.0 years

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Net Revenue by Geographic Region
United States	$174,028	$80,978	$321,163	$106,258
United Kingdom	102,075	15,608	153,069	33,682
Other	4,879	—	8,558	—
Total	$280,982	$96,586	$482,790	$139,940
Net Revenue by Segment
Telecommunications	$103,965	$42,111	$150,682	$85,465
Manufacturing	130,985	54,475	257,851	54,475
Utilities	1,368	—	2,591	—
Marine Services	43,875	—	70,877	—
Other	789	—	789	—
Total	$280,982	$96,586	$482,790	$139,940
Income (Loss) from Operations
Telecommunications	$118	$(228)	$(89)	$(106)
Life Sciences	(1,690)	(935)	(2,925)	(935)
Manufacturing	11,081	5,771	17,261	5,771
Utilities	(257)	—	(474)	—
Marine Services	4,771	—	8,287	—
Other	(1,610)	—	(1,851)	—
Corporate	(9,381)	(4,724)	(17,065)	(8,933)
Total	$3,032	$(116)	$3,144	$(4,203)
Capital Expenditures
Telecommunications	$—	$188	$10	$256
Life Sciences	26	—	26	—
Manufacturing	691	386	1,848	386
Utilities	1,269	—	1,658	—
Marine Services	7,804	—	9,372	—
Corporate	—	—	—	21
Total	$9,790	$574	$12,914	$663

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	June 30, 2015 (As Restated)	December 31, 2014
Long-term investments
Life Sciences	$1,623	$1,916
Marine Services	30,293	28,543
Corporate	42,301	20,357
Other	1,122	—
Total	$75,339	$50,816

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2015 (As Restated)	December 31, 2014
Property, Plant and Equipment – Net
United States	$79,943	$87,091
United Kingdom	143,081	140,494
Other	5,208	5,437
Total	$228,232	$233,022

	June 30, 2015 (As Restated)	December 31, 2014
Total Assets
Telecommunications	$70,730	$25,164
Life Sciences	9,049	11,007
Manufacturing	294,455	281,067
Utilities	30,400	26,765
Marine Services	270,045	280,334
Other (1)	8,703	6,369
Corporate	110,463	89,297
Total	$793,845	$720,003

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

underlying matter. The $4.8 million escrow deposit is recorded in other assets in the condensed consolidated balance sheets, of which $0.4 million is reserved.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$—	$3,190	$—	$6,468
Operating expenses	18	3,113	37	6,342
Income (loss) from operations	(18)	77	(37)	126
Interest expense	—	(3)	—	(3)
Interest income and other income (expense)	—	(25)	4	(51)
Income (loss) before income tax	(18)	49	(33)	72
Income tax benefit (expense)	7	(22)	13	(28)
Income (loss) from discontinued operations	$(11)	$27	$(20)	$44

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

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(11,979)	$(4,136)	$(18,295)	$(8,316)
Income (loss) from discontinued operations	(11)	27	(20)	44
Loss from sale of discontinued operations	—	—	—	(784)
Net loss - basic	$(11,990)	$(4,109)	$(18,315)	$(9,056)
Net loss - diluted	$(11,990)	$(4,109)	$(18,315)	$(9,056)
Weighted average common shares outstanding-basic	25,514	16,905	24,838	15,780
Weighted average common shares outstanding-diluted	25,514	16,905	24,838	15,780
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.52)
Income (loss) from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	—	—	(0.05)
Loss attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.57)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.52)
Income (loss) from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	—	—	(0.05)
Net loss attributable to HC2 Holdings, Inc.	$(0.47)	$(0.24)	$(0.74)	$(0.57)

20. SUBSEQUENT EVENTS

On August 5, 2015, the Company issued $5.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the “Additional 11% Notes”). The Additional 11% Notes will mature on December 01, 2019. The purchasers paid for the Additional 11% Notes by granting the release of claims more fully described below.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in our Annual Report on Form 10-K/A for the year ended December 31, 2014 as well as the section below entitled “—Special Note Regarding Forward-

Index

Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q/A, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015. For additional information and a detailed discussion of the restatement, see Note 1 to our Condensed Consolidated Financial Statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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

Index

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

Results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Index

Net Revenue

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$103,965	37.0%	$42,111	43.6%	$42,111	19.8%	$61,854	146.9%
Manufacturing	130,985	46.6%	54,475	56.4%	127,074	59.8%	3,911	3.1%
Marine Services	43,875	15.6%	—	—%	43,030	20.3%	845	2.0%
Utilities	1,368	0.5%	—	—%	303	0.1%	1,065	351.5%
Other	789	0.3%	—	—%	—	—%	789	100.0%
Total Net Revenue - pro forma	$280,982	100.0%	$96,586	100.0%	$212,518	100.0%	$68,464	32.2%
Less net revenue from:
Manufacturing					$(72,599)
Marine Services					(43,030)
Utilities					(303)
Total Net Revenue -GAAP					$96,586

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

Cost of Revenue

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$102,105	98.2%	$39,530	93.9%	$39,530	93.9%	$62,575	158.3%
Manufacturing	109,685	83.7%	43,330	79.5%	104,321	82.1%	5,364	5.1%
Marine Services	32,484	74.0%	—	—%	32,361	75.2%	123	0.4%
Utilities	820	59.9%	—	—%	198	65.3%	622	314.1%
Other	404	51.2%	—	—%	—	—%	404	100.0%
Total Cost of Revenue - pro forma	$245,498	87.4%	$82,860	85.8%	$176,410	83.0%	$69,088	39.2%
Less cost of revenue from:
Manufacturing					$(60,991)
Marine Services					(32,361)
Utilities					(198)
Total Cost of Revenue - GAAP					$82,860

Cost of revenue: Cost of revenue increased $162.6 million to $245.5 million, or 87.4% of net revenue, for the three months ended June 30, 2015 from $82.9 million, or 85.8% of net revenue, for the three months ended June 30, 2014 resulting

Index

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

Selling, General and Administrative Expenses

	Three Months Ended June 30,						Pro Forma Quarter-over-Quarter
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$1,645	1.6%	$2,599	6.2%	$2,599	6.2%	$(954)	(36.7)%
Life Sciences	1,689	—%	935	—%	935	—%	754	80.6%
Manufacturing	9,222	7.0%	5,239	9.6%	10,001	7.9%	(779)	(7.8)%
Marine Services	2,297	5.2%	—	—%	2,932	6.8%	(635)	(21.7)%
Utilities	409	29.9%	—	—%	188	62.0%	221	117.6%
Other	1,833	232.3%	—	—%	—	—%	1,833	100.0%
Corporate	9,381	—%	4,723	—%	4,723	—%	4,658	98.6%
Total SG&A - pro forma	$26,476	9.4%	$13,496	13.9%	$21,378	9.4%	$5,098	23.8%
Less SG&A from:
Manufacturing					$(4,762)
Marine Services					(2,932)
Utilities					(188)
Total SG&A - GAAP					$13,496

Selling, general and administrative expenses: Selling, general and administrative expenses increased $13.0 million to $26.5 million , or 9.4% of net revenue, for the three months ended June 30, 2015 from $13.5 million, or 13.9% of net revenue, for the three months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, selling, general and administrative expenses increased $5.1 million driven primarily by our Corporate and Other segments and was partially offset by a decrease in our Manufacturing segment. The increase in Corporate included $2.4 million higher salaries and benefits resulting from increased headcount, $2.0 million higher professional fees and $0.7 million in travel and entertainment expenses related to our acquisition activity.  The decrease in Manufacturing is primarily due to lower employee-related and travel costs along with lower IT-related expenses. We continue to make a concerted effort to control costs while continuing to invest in business development and information technology to increase profitability within our Manufacturing segment.  The decrease in Marine Services is primarily due to improved cost control measures across general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $7.4 million and $0.8 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain (loss) on sale or disposal of assets: Loss on sale or disposal of assets was $0.5 million and $2 thousand for the three months ended June 30, 2015 and 2014, respectively.

Interest expense: Interest expense was $10.0 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”).

Index

Other income (expense), net: Other income (expense), net was expense of $4.2 million and income of $(0.5) million for the three months ended June 30, 2015 and 2014, respectively.  The decrease was due to settlement cost payments to our preferred stockholders.

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

Income tax expense: Income tax expense was $2.7 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively.  The tax provision expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The June 30, 2014 expense provision was due primarily to the acquisition of Schuff.

Results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Net Revenue

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$150,682	31.2%	$85,465	61.1%	$85,465	21.1%	$65,217	76.3%
Manufacturing	257,851	53.4%	54,475	38.9%	232,216	57.2%	25,635	11.0%
Marine Services	70,877	14.7%	—	—%	87,822	21.6%	(16,945)	(19.3)%
Utilities	2,591	0.5%	—	—%	605	0.1%	1,986	328.3%
Other	789	0.2%	—	—%	—	—%	789	100.0%
Total Net Revenue - pro forma	$482,790	100.0%	$139,940	100.0%	$406,108	100.0%	$76,682	18.9%
Less net revenue from:
Manufacturing					$(177,741)
Marine Services					(87,822)
Utilities					(605)
Total Net Revenue - GAAP					$139,940

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

Cost of Revenue

Index

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$147,383	97.8%	$80,637	94.4%	$80,637	94.4%	$66,746	82.8%
Manufacturing	219,544	85.1%	43,330	79.5%	193,443	83.3%	26,101	13.5%
Marine Services	49,126	69.3%	—	—%	62,718	71.4%	(13,592)	(21.7)%
Utilities	1,497	57.8%	—	—%	397	65.6%	1,100	277.1%
Other	404	51.2%	—	—%	—	—%	404	100.0%
Total Cost of Revenue - pro forma	$417,954	86.6%	$123,967	88.6%	$337,195	83.0%	$80,759	24.0%
Less cost of revenue from:
Manufacturing					$(150,113)
Marine Services					(62,718)
Utilities					(397)
Total Cost of Revenue - GAAP					$123,967

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

Selling, General and Administrative Expenses

	Six Months Ended June 30,						Pro Forma Year-over-Year
	2015 (As Restated)		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$3,142	2.1%	$5,376	6.3%	$5,376	6.3%	$(2,234)	(41.6)%
Life Sciences	2,923	—%	935	—%	935	—%	1,988	212.6%
Manufacturing	19,148	7.4%	5,239	9.6%	19,536	8.4%	(388)	(2.0)%
Marine Services	4,862	6.9%	—	—%	5,684	6.5%	(822)	(14.5)%
Utilities	774	29.9%	—	—%	375	62.0%	399	106.4%
Other	2,074	262.9%	—	—%	—	—%	2,074	100.0%
Corporate	17,065	—%	8,150	—%	8,150	—%	8,915	109.4%
Total SG&A - pro forma	$49,988	10.4%	$19,700	14.0%	$40,056	10.0%	$9,932	24.8%
Less SG&A from:
Manufacturing					$(14,297)
Marine Services					(5,684)
Utilities					(375)
Total SG&A - GAAP					$19,700

Index

Selling, general and administrative expenses: Selling, general and administrative expenses increased $30.3 million to $50.0 million, or 10.4% of net revenue, for the six months ended June 30, 2015 from $19.7 million, or 14.0% of net revenue, for the six months ended June 30, 2014 resulting largely from the full year impact of acquisitions completed in 2014.  On a pro forma basis, selling, general and administrative expenses increased $9.9 million driven primarily from our Corporate segment and, to a lesser extent, our Other and Life Sciences segments partially offset by our Telecommunications and Manufacturing segments.  The increase in Corporate included $6.0 million higher salaries and benefits resulting from increased headcount, $2.8 million higher professional fees and $1.0 million higher travel and entertainment expenses related to our acquisition activity and $0.6 million higher general and administrative expenses partially offset by $1.4 million lower occupancy costs.  The decrease in Telecommunications was primarily due to a $1.2 million decrease in salaries and benefits resulting from headcount reductions, a $0.4 million decrease in professional fees and a $0.4 million decrease in general and administrative expenses.  The decrease in Manufacturing was primarily due to lower employee-related and travel costs along with lower legal expenses.  The decrease in Marine Services was primarily due to improved cost control measures across general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $14.5 million and $1.0 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain (loss) on sale or disposal of assets: Gain (loss) on sale or disposal of assets was $(1.0) million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Interest expense: Interest expense was $18.6 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense in 2015 was due to the issuance of the Company’s 11% Notes.

Other income (expense), net: Other income (expense), net was expense of $3.6 million and income of $0.5 million for the six months ended June 30, 2015 and 2014, respectively.  The decrease was due to settlement cost payments to our preferred stockholders.

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

Income tax benefit (expense): Income tax benefit (expense) was $3.3 million and $(2.2) million for the six months ended June 30, 2015 and 2014, respectively. The tax provision benefit resulted primarily from the projected benefit as calculated under ASC 740 without applying a valuation allowance. The June 30, 2014 expense provision was due primarily to the acquisition of Schuff.

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

Index

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

	Manufacturing Three Months Ended June 30, 2015	Marine Services Three Months Ended June 30, 2015 (As Restated)	Telecommunications Three Months Ended June 30, 2015	Other (1) Three Months Ended June 30, 2015 (As Restated)	HC2 Holdings, Inc. Three Months Ended June 30, 2015 (As Restated)
Net income (loss)	$5,878	$10,086	$587	$(27,452)	$(10,901)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	498	—	—	—	498
Interest expense	366	963	—	8,712	10,041
Amortization of debt discount	—	—	—	84	84
Other (income) expense, net	(7)	(35)	(1)	4,209	4,166
Foreign currency transaction (gain) loss	—	(1,354)	(468)	—	(1,822)
Income tax (benefit) expense	4,334	38	—	(1,694)	2,678
Loss from discontinued operations	11	—	—	—	11
Noncontrolling interest	499	—	—	(295)	204
Share-based payment expense	—	—	—	2,365	2,365
Acquisition costs	—	—	—	1,969	1,969
Adjusted EBIT	11,579	9,698	118	(12,102)	9,293
Depreciation and amortization	498	4,322	98	560	5,478
Depreciation and amortization (included in cost of revenue)	1,932	—	—	—	1,932
Foreign currency (gain) loss (included in cost of revenue)	—	2,758	—	—	2,758
Adjusted EBITDA	$14,009	$16,778	$216	$(11,542)	$19,461

(1) Other also includes Utilities, Life Sciences and Corporate.

Index

	Manufacturing Six Months Ended June 30, 2015	Marine Services Six Months Ended June 30, 2015 (As Restated)	Telecommunications Six Months Ended June 30, 2015	Other (1) Six Months Ended June 30, 2015 (As Restated)	HC2 Holdings, Inc. Six Months Ended June 30, 2015
Net income (loss)	$9,066	$11,570	$63	$(36,837)	$(16,138)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	921	—	50	—	971
Interest expense	710	1,959	—	15,980	18,649
Amortization of debt discount	—	—	—	176	176
Other (income) expense, net	(23)	(37)	(6)	3,688	3,622
Foreign currency transaction (gain) loss	—	(905)	(146)	—	(1,051)
Income tax (benefit) expense	6,904	(82)	—	(10,158)	(3,336)
Loss from discontinued operations	20	—	—	—	20
Noncontrolling interest	584	—	—	(641)	(57)
Share-based payment expense	—	—	—	5,058	5,058
Acquisition costs	—	—	—	1,969	1,969
Adjusted EBIT	18,182	12,505	(39)	(20,765)	9,883
Depreciation and amortization	977	8,602	196	958	10,733
Depreciation and amortization (included in cost of revenue)	3,807	—	—	—	3,807
Foreign currency (gain) loss (included in cost of revenue)	—	935	—	—	935
Adjusted EBITDA	$22,966	$22,042	$157	$(19,807)	$25,358

(1)Other also includes Utilities, Life Sciences and Corporate.

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

Index

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

Pro Forma Capital Expenditures

Pro forma capital expenditures for the three and six months ended June 30, 2014 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2014. Pro forma capital expenditures consist of the following (in thousands):

	As Reported	Pro Forma (1)
	Six Months Ended June 30,
	2015	2014
Manufacturing	$1,848	$9,090
Marine Services	9,372	1,603
Telecommunications	10	256
Utilities	1,658	—
Other	26	21
Total	$12,914	$10,970

(1)	Telecommunications does not include any pro forma adjustments.

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

Index

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

Net cash used in operating activities was $47.9 million for the six months ended June 30, 2015 as compared to net cash provided of $5.9 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net income, net of non-cash operating activity, provided $0.7 million of cash. Other major drivers included an increase in accounts receivable of $61.5 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $12.1 million, an increase in costs and recognized earnings in excess of billings of $7.2 million, a decrease in pension liability of $7.2 million and an increase in inventory of $2.7 million, partially offset by an increase in accrued interconnection costs of $21.0 million, an increase in accrued expenses and other current liabilities of $20.8 million and an increase in accrued income taxes of $1.5 million. For the six months ended June 30, 2014, net loss, net of non-cash operating activity, used $3.5 million of cash. Other major drivers included a decrease in accounts receivable of $11.9 million, an increase in accounts payable of $0.5 million and a decrease in prepaid expenses and other current assets of $7.4 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.8 million.

Net cash used in investing activities was $49.2 million for the six months ended June 30, 2015 as compared to $87.6 million for the six months ended June 30, 2014. Net cash used in investing activities for the six months ended June 30, 2015 included a purchase of $8.6 million in equity investments, a purchase of $10.9 million in marketable securities, $12.9 million of capital expenditures and a purchase of $19.3 million in debt securities, partially offset by the sale of assets held for sale of $1.5 million, sale of equity investments of $1.0 million and sale of property and equipment of $1.0 million. Net cash used in investing activities for the six months ended June 30, 2014 included $85.6 million for the Schuff acquisition, Schuff’s purchase of their common stock for $5.0 million and $0.7 million of capital expenditures.

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

Index

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

Index

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

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	limitations on our ability to successfully identify and complete any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

•	our ability to integrate acquired businesses and otherwise obtain the benefits of acquisitions that we make;

Index

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

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

Index

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

Index

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, filed on August 11, 2015 (the “Original Filing”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. At the time of the Original Filing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the material weakness in the Company's internal control over financial reporting described in the Company’s 2014 Annual Report on Form 10-K related to the preparation and review of our income tax provisions and related accounts was remediated and our disclosure controls and procedures were effective. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective because of

Index

material weaknesses in its internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A. Management concluded that the material weaknesses that were present at December 31, 2014 were also present at June 30, 2015.

To address these material weaknesses, management performed additional, analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and validity, completeness and accuracy of our accounting and disclosures for non-routine transactions. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q/A as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are fairly presented, in all material respects, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Changes in Internal Control Over Financial Reporting

Management began implementing the remediation steps described above during the fiscal quarter ended June 30, 2015. Otherwise, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11—”Commitments and Contingencies—Litigation” to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, as updated in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 and Note 11—“Commitments and Contingencies—Litigation” to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A.

ITEM 1A.	RISK FACTORS

We have identified material weaknesses in accounting for income taxes, valuation of a business acquisition, and the application of generally accepted accounting principals for complex and/or non-routine transactions in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.

        Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had material weaknesses in accounting for income taxes, valuation of a business acquisition, and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions as of December 31, 2014. If we are unable to effectively remediate these material weaknesses in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.

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

Index

The issue price of the Notes was 100.0% of par, plus accrued interest from June 1, 2015. The purchasers paid for the Notes by granting the release of claims as described in more detail below. The Notes will mature on December 1, 2019. The other terms and conditions of the Existing Notes, and therefore the Notes, are described in Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A and incorporated herein by reference. The foregoing is also qualified in its entirety by reference to the indenture governing the Notes and the Existing Notes, which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014 and is incorporated by reference herein.

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

4.1
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (incorporated by reference to Exhibit 4.1 to the Original Filing).

4.2
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on September 22, 2014 (incorporated by reference to Exhibit 4.2 to the Original Filing).

4.3
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2 filed on May 29, 2014 (incorporated by reference to Exhibit 4.3 to the Original Filing).

4.4
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (incorporated by reference to Exhibit 4.4 to the Original Filing).

4.5
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 filed on September 22, 2014 (incorporated by reference to Exhibit 4.5 to the Original Filing).

4.6
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock of HC2 filed on January 5, 2015 (incorporated by reference to Exhibit 4.6 to the Original Filing).

10.1^	Employment Agreement, dated May 20, 2015, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.1 to the Original Filing).

10.2^	Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 to the Original Filing).

31.1	Certification (filed herewith)

31.2	Certification (filed herewith).

32*	Certification (filed herewith).

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

Index

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