Form 10-Q/A
period 2015-09-30
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2015 (the “Original Filing”).

As previously disclosed in Form 8-K filed on February 22, 2016 and as described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements, on February 21, 2016, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors that have been waived in prior periods, the Audit Committee of our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, we are amending the Original Filing to provide restated Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 and to amend related disclosures.

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

HC2 HOLDINGS, INC.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Services revenue	$151,933	$45,123	$373,492	$130,587
Sales revenue	125,534	138,166	386,765	192,642
Net revenue	277,467	183,289	760,257	323,229
Operating expenses:
Cost of revenue - services	138,099	42,320	334,608	122,957
Cost of revenue - sales	103,375	119,175	324,820	162,505
Selling, general and administrative	27,830	23,456	77,818	43,156
Depreciation and amortization	5,884	921	16,617	1,475
Gain on sale or disposal of assets	(1,106)	(3)	(135)	(81)
Lease termination costs	1,124	—	1,124	—
Total operating expenses	275,206	185,869	754,852	330,012
Income (loss) from operations	2,261	(2,580)	5,405	(6,783)
Interest expense	(10,343)	(2,103)	(28,992)	(3,116)
Amortization of debt discount	(40)	(805)	(216)	(1,381)
Loss on early extinguishment or restructuring of debt	—	(6,947)	—	(6,947)
Other income (expense), net	94	29	(3,528)	524
Foreign currency transaction gain	1,099	170	2,150	573
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(6,929)	(12,236)	(25,181)	(17,130)
Income (loss) from equity investees	535	(479)	(724)	(479)
Income tax benefit (expense)	(1,504)	(4,307)	1,832	(6,470)
Loss from continuing operations	(7,898)	(17,022)	(24,073)	(24,079)
Loss from discontinued operations	(24)	(106)	(44)	(62)
Gain (loss) from sale of discontinued operations	—	663	—	(121)
Net loss	(7,922)	(16,465)	(24,117)	(24,262)
Less: Net income attributable to noncontrolling interest	(65)	(931)	(8)	(1,990)
Net loss attributable to HC2 Holdings, Inc.	(7,987)	(17,396)	(24,125)	(26,252)
Less: Preferred stock dividends and accretion	1,035	1,004	3,212	1,204
Net loss attributable to common stock and participating preferred stockholders	$(9,022)	$(18,400)	$(27,337)	$(27,456)

Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.35)	$(0.82)	$(1.09)	$(1.49)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2 Holdings, Inc.	$(0.35)	$(0.79)	$(1.09)	$(1.50)

Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.35)	$(0.82)	$(1.09)	$(1.49)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2 Holdings, Inc.	$(0.35)	$(0.79)	$(1.09)	$(1.50)
Weighted average common shares outstanding:
Basic	25,592	23,372	25,093	18,348
Diluted	25,592	23,372	25,093	18,348
See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Net loss	$(7,922)	$(16,465)	$(24,117)	$(24,262)
Other comprehensive loss
Foreign currency translation adjustment	(5,275)	867	(7,147)	733
Unrealized loss on available-for-sale securities, net of tax	(2,008)	(1,655)	(4,186)	(1,655)
Less: Comprehensive income attributable to the noncontrolling interest	(65)	(931)	(8)	(1,990)
Comprehensive loss attributable to HC2 Holdings, Inc.	$(15,270)	$(18,184)	$(35,458)	$(27,174)
See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015 (As Restated)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$81,066	$107,978
Short-term investments	3,625	4,867
Accounts receivable (net of allowance for doubtful accounts receivable of $1,576 and $2,760 at September 30, 2015 and December 31, 2014, respectively)	187,474	152,279
Costs and recognized earnings in excess of billings on uncompleted contracts	37,266	28,098
Deferred tax asset - current	1,701	1,701
Inventories	14,408	14,975
Prepaid expenses and other current assets	27,835	18,590
Assets held for sale	6,349	3,865
Total current assets	359,724	332,353
Restricted cash	7,196	6,467
Long-term investments	74,871	50,816
Property, plant and equipment, net	220,014	233,022
Goodwill	32,722	30,540
Other intangible assets, net	26,674	31,158
Deferred tax asset - long-term	20,654	14,019
Other assets	17,349	21,628
Total assets	$759,204	$720,003
Liabilities, temporary equity and stockholders' equity
Current liabilities:
Accounts payable	$65,241	$80,183
Accrued interconnection costs	36,689	9,717
Accrued payroll and employee benefits	22,127	20,023
Accrued expenses and other current liabilities	48,338	34,042
Billings in excess of costs and recognized earnings on uncompleted contracts	20,045	41,959
Accrued income taxes	1,470	512
Accrued interest	11,567	3,125
Current portion of long-term debt	13,454	10,444
Total current liabilities	218,931	200,005
Long-term debt	374,404	332,927
Pension liability	27,664	37,210
Other liabilities	8,151	1,617
Total liabilities	629,150	571,759
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	53,403	39,845
Redeemable non-controlling interest	4,567	4,004
Total temporary equity	57,970	43,849
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at September 30, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	146,988	141,948
Accumulated deficit	(68,289)	(44,164)
Treasury stock, at cost – 31,626 shares at September 30, 2015 and December 31, 2014	(378)	(378)
Accumulated other comprehensive loss	(29,576)	(18,243)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	48,771	79,187
Noncontrolling interest	23,313	25,208
Total stockholders' equity	72,084	104,395

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

Total liabilities, temporary equity and stockholders' equity	$759,204	$720,003
See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2013	$54,409	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—
Share-based compensation expense	2,866	—	—	2,866	—	—	—	—
Proceeds from the exercise of warrants and stock options	24,348	7,590	8	24,340	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(41)	—	—	(41)	—	—	—	—
Preferred stock dividends and accretion	(1,204)			(1,204)	—	—	—	—
Preferred stock beneficial conversion feature	659	—	—	659	—	—	—	—
Issuance of common stock	6,000	1,500	2	5,998	—	—	—	—
Issuance of restricted stock	—	342	—	—	—	—	—	—
Acquisition of noncontrolling interest	51,129	—	—	256	—	—	—	50,873
Net (loss) income	(24,262)	—	—	—	—	(26,252)	—	1,990
Foreign currency translation adjustment	733	—	—	—	—	—	733	—
Unrealized gain (loss) on available-for-sale securities	(1,655)	—	—	—	—	—	(1,655)	—
Balance as of September 30, 2014	$112,982	23,658	$24	$131,472	$(378)	$(56,025)	$(14,974)	$52,863

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Total	Shares	Amount
Balance as of December 31, 2014	$104,395	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208
Share-based compensation expense	7,402	—	—	7,402	—	—	—	—
Dividend paid to noncontrolling interest	(1,038)	—	—	—	—	—	—	(1,038)
Preferred stock dividends and accretion	(3,212)	—	—	(3,212)	—	—	—	—
Preferred stock beneficial conversion feature	(375)	—	—	(375)	—	—	—	—
Issuance of common stock	—	5	—	—	—	—	—	—
Issuance of restricted stock	2	1,539	2	—	—	—	—	—
Conversion of preferred stock to common stock	1,000	235	—	1,000	—	—	—	—
Acquisition of noncontrolling interest	(822)	—	—	—	—	—	—	(822)
Excess book value over fair value of purchased noncontrolling interest	—	—	—	43	—	—	—	(43)
Excess of fair value of net assets over purchase price of acquired company	182	—	—	182	—	—	—	—
Net (loss) income	(24,117)	—	—	—	—	(24,125)	—	8
Foreign currency translation adjustment	(7,147)	—	—	—	—	—	(7,147)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,186)	—	—	—	—	—	(4,186)	—
Balance as of September 30, 2015 (As Restated)	$72,084	25,592	$26	$146,988	$(378)	$(68,289)	$(29,576)	$23,313
See accompanying notes to Condensed Consolidated Financial Statements.

Index
HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Restated)	2014
Cash flows from operating activities:
Net loss	$(24,117)	$(24,262)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	325	(114)
Share-based compensation expense	7,402	2,867
Depreciation and amortization	22,352	4,071
Amortization of deferred financing costs	1,030	288
Lease termination costs	1,124	—
(Gain) loss on sale or disposal of assets	(135)	635
(Gain) loss on sale of investments	(399)	(437)
Equity investment (income)/loss	724	479
Amortization of debt discount	216	1,381
Unrealized (gain) loss on investments	(32)	—
Loss on early extinguishment of debt	—	6,947
Deferred income taxes	(5,957)	1
Other, net	225	1,307
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	90	57
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(36,099)	2,181
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(9,253)	522
(Increase) decrease in inventories	455	(1,984)
(Increase) decrease in prepaid expenses and other current assets	(4,799)	2,839
(Increase) decrease in other assets	1,483	1,558
Increase (decrease) in accounts payable	(15,675)	1,976
Increase (decrease) in accrued interconnection costs	26,915	(2,618)
Increase (decrease) in accrued payroll and employee benefits	2,936	3,055
Increase (decrease) in accrued expenses and other current liabilities	18,406	(2,300)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(21,933)	(7,695)
Increase (decrease) in accrued income taxes	2,060	(2,198)
Increase (decrease) in accrued interest	8,442	502
Increase (decrease) in other liabilities	(720)	—
Increase (decrease) in pension liability	(8,665)	—
Net cash (used in) provided by operating activities	(33,599)	(10,942)
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,751)	(4,064)
Sale of property and equipment and other assets	4,994	3,696
Purchase of equity investments	(11,506)	(18,640)
Sale of equity investments	1,026
Sale of assets held for sale	1,479	—
Purchase of available-for-sale securities	(10,857)	—
Sale of available-for-sale securities	5,850	—
Investment in debt securities	(19,347)	(250)
Sale of investments	—	1,135
Cash from disposition of business, net of cash disposed	—	25,700

Index

Cash paid for business acquisitions, net of cash acquired	(568)	(166,510)
Purchase of noncontrolling interest	(239)	(6,978)
Contribution by noncontrolling interest	—	15,500
Receipt of dividends from equity investees	2,448	—
(Increase) decrease in restricted cash	(727)	—
Net cash used in investing activities	(44,198)	(150,411)
Cash flows from financing activities:
Proceeds from long-term obligations	425,527	492,068
Principal payments on long-term obligations	(379,037)	(294,237)
Payment of fees on restructuring of debt	—	(837)
Payment of deferred financing costs	(1,137)	—
Proceeds from sale of common stock, net	—	6,000
Proceeds from sale of preferred stock, net	14,033	39,765
Proceeds from the exercise of warrants and stock options	—	24,344
Payment of dividends	(3,855)	(750)
Taxes paid in lieu of shares issued for share-based compensation	—	(41)
Net cash provided by financing activities	55,531	266,312
Effects of exchange rate changes on cash and cash equivalents	(4,646)	(2,217)
Net change in cash and cash equivalents	(26,912)	102,742
Cash and cash equivalents, beginning of period	107,978	8,997
Cash and cash equivalents, end of period	$81,066	$111,739
Supplemental cash flow information:
Cash paid for interest	$21,445	$2,388
Cash paid for taxes	$1,701	$7,761
Preferred stock accreting dividends and accretion	$151	$419
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—
Property, plant and equipment included in accounts payable	$1,521	$—
Conversion of preferred stock to common stock	$1,000	$—
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

Restatement of Consolidated Financial Statements

On February 21, 2016, the Company determined that it needed to restate previously reported financial statements for the year ended December 31, 2014 and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from material weaknesses that the Company identified in its internal control over accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions. In particular, the Company is restating its Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 to correct the improper recording of the following items:

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

•	The Company amended the valuation of the ANG business acquisition which resulted in goodwill.

•	The Company identified other income which was recognized in the three months ended September 30, 2015 which should have been recorded in the three months ended March 31, 2015 and June 30, 2015.

•
The Company recorded a $2.3 million income tax benefit in the nine months ended September 30, 2015 which should have been recorded in the year ended December 31, 2014. The out of period adjustment resulted in an overstatement of income tax benefit which has been restated. The adjustment to income tax benefit on the consolidated statement of operations for the year ended December 31, 2014 correctly reflects this additional benefit.

•	The Company reclassified redeemable non-controlling interest from permanent equity to temporary equity.

As a result of the errors and out of period adjustments above, the Company concluded that the financial statements for the three and nine months ended September 30, 2015 were materially misstated. The consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated balance sheets, consolidated statement of stockholders' equity and consolidated statement of cash flows, as well as the corresponding Notes to the Condensed Consolidated Financial Statements have been restated to reflect the correction of the aforementioned errors.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarter ended September 30, 2015:

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Services revenue	$151,933	$—	$151,933	$373,492	$—	$373,492
Sales revenue	125,534	—	125,534	386,765	—	386,765
Net revenue	277,467	—	277,467	760,257	—	760,257
Operating expenses:
Cost of revenue - services	138,099	—	138,099	334,608	—	334,608
Cost of revenue - sales	103,375	—	103,375	324,820	—	324,820
Selling, general and administrative	27,830	—	27,830	77,359	459	77,818
Depreciation and amortization	6,593	(709)	5,884	16,835	(218)	16,617
Gain on sale or disposal of assets	(1,957)	851	(1,106)	(986)	851	(135)
Lease termination costs	1,124	—	1,124	1,124	—	1,124
Total operating expenses	275,064	142	275,206	753,760	1,092	754,852
Income (loss) from operations	2,403	(142)	2,261	6,497	(1,092)	5,405
Interest expense	(10,343)	—	(10,343)	(28,992)	—	(28,992)
Amortization of debt discount	(40)	—	(40)	(216)	—	(216)
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	—
Other income (expense), net	1,216	(1,122)	94	(3,528)	—	(3,528)
Foreign currency transaction gain	1,099	—	1,099	2,150	—	2,150
Loss from continuing operations before income (loss) from equity investees and income tax benefit (expense)	(5,665)	(1,264)	(6,929)	(24,089)	(1,092)	(25,181)
Income (loss) from equity investees	535		535	(724)	—	(724)
Income tax benefit (expense)	649	(2,153)	(1,504)	4,018	(2,186)	1,832
Loss from continuing operations	(4,481)	(3,417)	(7,898)	(20,795)	(3,278)	(24,073)
Loss from discontinued operations	(24)	—	(24)	(44)	—	(44)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Net loss	(4,505)	(3,417)	(7,922)	(20,839)	(3,278)	(24,117)
Less: Net income attributable to noncontrolling interest	(65)	—	(65)	(8)	—	(8)
Net loss attributable to HC2 Holdings, Inc.	(4,570)	(3,417)	(7,987)	(20,847)	(3,278)	(24,125)
Less: Preferred stock dividends and accretion	1,035	—	1,035	3,212	—	3,212
Net loss attributable to common stock and participating preferred stockholders	$(5,605)	$(3,417)	$(9,022)	$(24,059)	$(3,278)	$(27,337)
Basic loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.13)	$(0.35)	$(0.96)	$(0.13)	$(1.09)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(0.22)	$(0.13)	$(0.35)	$(0.96)	$(0.13)	$(1.09)
Diluted loss per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(0.22)	$(0.13)	$(0.35)	$(0.96)	$(0.13)	$(1.09)
Income (loss) from discontinued operations	—	—	—	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Net loss attributable to HC2 Holdings, Inc.	$(0.22)	$(0.13)	$(0.35)	$(0.96)	$(0.13)	$(1.09)
Weighted average common shares outstanding:
Basic	25,592	—	25,592	25,093	—	25,093
Diluted	25,592	—	25,592	25,093	—	25,093

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(4,505)	$(3,417)	$(7,922)	$(20,839)	$(3,278)	$(24,117)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,126)	851	(5,275)	(7,998)	851	(7,147)
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,008)	—	(2,008)	(5,097)	911	(4,186)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(65)	—	(65)	(8)	—	(8)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(12,704)	$(2,566)	$(15,270)	$(33,942)	$(1,516)	$(35,458)

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of September 30, 2015
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$81,066	$—	$81,066
Short-term investments	3,625	—	3,625
Accounts receivable (net of allowance for doubtful accounts receivable of $1,576 and $2,760 at September 30, 2015 and December 31, 2014, respectively)	187,474	—	187,474
Costs and recognized earnings in excess of billings on uncompleted contracts	37,266	—	37,266
Deferred tax asset - current	1,701	—	1,701
Inventories	14,408	—	14,408
Prepaid expenses and other current assets	27,835	—	27,835
Assets held for sale	6,349	—	6,349
Total current assets	359,724	—	359,724
Restricted cash	7,196	—	7,196
Long-term investments	77,154	(2,283)	74,871
Property, plant and equipment, net	221,842	(1,828)	220,014
Goodwill	30,665	2,057	32,722
Other intangible assets, net	26,674	—	26,674
Deferred tax asset - long-term	23,571	(2,917)	20,654
Other assets	18,201	(852)	17,349
Total assets	$765,027	$(5,823)	$759,204
Liabilities, temporary equity and stockholders' equity
Current liabilities:

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts payable	$65,573	(332)	$65,241
Accrued interconnection costs	36,689	—	36,689
Accrued payroll and employee benefits	22,127	—	22,127
Accrued expenses and other current liabilities	48,338	—	48,338
Billings in excess of costs and recognized earnings on uncompleted contracts	20,045	—	20,045
Accrued income taxes	1,470	—	1,470
Accrued interest	11,567	—	11,567
Current portion of long-term debt	13,454	—	13,454
Current portion of pension liability	—	—	—
Total current liabilities	219,263	(332)	218,931
Long-term debt	374,404	—	374,404
Pension liability	27,664	—	27,664
Other liabilities	8,151	—	8,151
Total liabilities	629,482	(332)	629,150
Commitments and contingencies (See Note 11)
Temporary equity (See Note 13)
Preferred stock, $0.001 par value – 20,000,000 shares authorized; Series A - 30,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	53,403	—	53,403
Redeemable non-controlling interest	—	4,567	4,567
Total temporary equity	53,403	4,567	57,970
Stockholders' equity:
Common stock, $0.001 par value – 80,000,000 shares authorized; 25,623,982 and 23,844,711 shares issued and 25,592,356 and 23,813,085 shares outstanding at September 30, 2015 and December 31, 2014, respectively	26	—	26
Additional paid-in capital	151,662	(4,674)	146,988
Accumulated deficit	(62,727)	(5,562)	(68,289)
Treasury stock, at cost – 31,626 shares at September 30, 2015 and December 31, 2014, respectively	(378)	—	(378)
Accumulated other comprehensive loss	(28,273)	(1,303)	(29,576)
Total HC2 Holdings, Inc. stockholders' equity before noncontrolling interest	60,310	(11,539)	48,771
Noncontrolling interest	21,832	1,481	23,313
Total stockholders' equity	82,142	(10,058)	72,084
Total liabilities, temporary equity and stockholders' equity	$765,027	$(5,823)	$759,204

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	As of September 30, 2015
	As Reported	Adjustments	As Restated
Common Stock	$26	$—	$26
Additional Paid-In Capital	151,662	(4,674)	146,988
Treasury Stock	(378)	—	(378)
Earnings (Accumulated Deficit)	(62,727)	(5,562)	(68,289)
Accumulated Other Comprehensive Income (Loss)	(28,273)	(1,303)	(29,576)
Noncontrolling Interest	21,832	1,481	23,313
Total Stockholders' Equity	$82,142	$(10,058)	$72,084

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(20,839)	$(3,278)	$(24,117)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	325	—	325
Share-based compensation expense	6,943	459	7,402
Depreciation and amortization	22,570	(218)	22,352
Amortization of deferred financing costs	1,030	—	1,030
Lease termination costs	1,124	—	1,124
(Gain) loss on sale or disposal of assets	(986)	851	(135)
(Gain) loss on sale of investments	(399)	—	(399)
Equity investment (income)/loss	724	—	724
Amortization of debt discount	216	—	216
Unrealized (gain) loss on investments	(32)	—	(32)
Loss on early extinguishment of debt	—	—	—
Deferred income taxes	(8,143)	2,186	(5,957)
Other, net	225	—	225
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	90	—	90
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(36,099)	—	(36,099)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(9,253)	—	(9,253)
(Increase) decrease in inventories	455	—	455
(Increase) decrease in prepaid expenses and other current assets	(4,799)	—	(4,799)
(Increase) decrease in other assets	1,483	—	1,483
Increase (decrease) in accounts payable	(15,675)	—	(15,675)
Increase (decrease) in accrued interconnection costs	26,915	—	26,915
Increase (decrease) in accrued payroll and employee benefits	2,936	—	2,936
Increase (decrease) in accrued expenses and other current liabilities	18,406	—	18,406
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(21,933)	—	(21,933)
Increase (decrease) in accrued income taxes	2,060	—	2,060
Increase (decrease) in accrued interest	8,442	—	8,442
Increase (decrease) in other liabilities	(720)	—	(720)
Increase (decrease) in pension liability	(8,665)	—	(8,665)
Net cash (used in) provided by operating activities	(33,599)	—	(33,599)
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,751)	—	(16,751)
Sale of property and equipment and other assets	4,994	—	4,994
Purchase of equity investments	(11,506)	—	(11,506)
Sale of equity investments	1,026	—	1,026
Sale of assets held for sale	1,479	—	1,479
Purchase of available-for-sale securities	(10,857)	—	(10,857)
Sale of available-for-sale securities	5,850	—	5,850

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment in debt securities	(19,347)	—	(19,347)
Sale of investments	—	—	—
Cash paid for business acquisitions, net of cash acquired	(568)	—	(568)
Purchase of noncontrolling interest	(239)	—	(239)
Contribution by noncontrolling interest	—	—	—
Receipt of dividends from equity investees	2,448	—	2,448
(Increase) decrease in restricted cash	(727)	—	(727)
Net cash used in investing activities	(44,198)	—	(44,198)
Cash flows from financing activities:
Proceeds from long-term obligations	425,527	—	425,527
Principal payments on long-term obligations	(379,037)	—	(379,037)
Payment of fees on restructuring of debt	—	—	—
Payment of deferred financing costs	(1,137)	—	(1,137)
Proceeds from sale of common stock, net	—	—	—
Proceeds from sale of preferred stock, net	14,033	—	14,033
Proceeds from the exercise of warrants and stock options	—	—	—
Payment of dividends	(3,855)	—	(3,855)
Taxes paid in lieu of shares issued for share-based compensation	—	—	—
Net cash provided by financing activities	55,531	—	55,531
Effects of exchange rate changes on cash and cash equivalents	(4,646)		(4,646)
Net change in cash and cash equivalents	(26,912)	—	(26,912)
Cash and cash equivalents, beginning of period	107,978	—	107,978
Cash and cash equivalents, end of period	$81,066	$—	$81,066
Supplemental cash flow information:
Cash paid for interest	$21,445	$—	$21,445
Cash paid for taxes	$1,701	$—	$1,701
Preferred stock dividends and accretion	$151	$—	$151
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$1,808	$—	$1,808
Property, plant and equipment included in accounts payable	$1,521	$—	$1,521
Conversion of preferred stock to common stock	$1,000	$—	$1,000

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ANG

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The table below summarizes the fair values of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $23.7 million, which represented both the cash paid by the Company for its 51% interest $15.5 million, and the fair value of the noncontrolling interest of 49%, which we determined to be $8.2 million.

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
Amortizable Intangible Assets

The ANG trade name was valued using a relief from royalty methodology. The value of the ANG trade name was calculated based on ANG’s projected revenues for 15 years. An estimated royalty of 4% (looking at other market participants) was calculated net of tax based upon those revenues and present valued over 15 years. The ANG trade name was valued at $6.3 million and is being amortized over a 15 year life. Customer contracts were valued using a multi-period excess earnings methodology. The value of the customer contracts ANG holds for its owned and operated facilities was calculated based on the present value of ANG’s net income from those contracts for 4 years. The customer contracts were valued at $2.7 million and is being amortized over a 4 year life.

GMSL

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GMSL's Joint Ventures (accounted for under the Equity Method)

•
S. B. Submarine Systems Co., Ltd. (“SBSS”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. From there, debt was added and a 35% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £8.4 million ($13.6 million using the exchange rate in effect at the time of acquisition).

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

•
Basis Differences – The total fair values of the named investments above was £16.5 million, while the carrying value (based on GMSL’s ownership percentage and using the balance sheets as of December 31, 2014) was £25.2 million. This resulted in a basis difference of £8.7 million ($14.1 million using the exchange rate in effect at the time of acquisition), of which the majority of was attributable to SBSS. This basis difference will be accreted up over a 9 year period which will result in the increase to the investment in SBSS.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended September 30, 2014 (As Restated)	Nine Months Ended September 30, 2014 (As Restated)
Net revenue	$223,927	$630,035

Net income (loss) from continuing operations	$(11,487)	$494
Net income (loss) from discontinued operations	(3,067)	(3,115)
Gain (loss) from sale of discontinued operations	663	(121)
Net income (loss) attributable to HC2	$(13,891)	$(2,742)

Per share amounts:
Income (loss) from continuing operations	$(0.49)	$0.03
Income (loss) from discontinued operations	(0.13)	(0.17)
Gain (loss) from sale of discontinued operations	0.03	(0.01)
Net income (loss) attributable to HC2	$(0.59)	$(0.15)

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

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Net Revenue	Net Income (Loss)	Net Revenue	Net Income (Loss)
Schuff	$137,706	$3,491	$192,182	$6,065
ANG	$460	$(386)	$460	$(386)

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Contract receivables:
Contracts in progress	$116,353	$112,929
Unbilled retentions	29,292	32,850
Trade receivables	43,235	9,065
Other receivables	170	195
Allowance for doubtful accounts	(1,576)	(2,760)
	$187,474	$152,279

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

7. INVESTMENTS

As of September 30, 2015 and December 31, 2014, the fair value of the available for sale securities recorded within short-term investments was $2.6 million and $4.9 million, respectively. As of September 30, 2015, our cost basis in available for sale securities recorded within short-term investments was $6.0 million, on which the Company had unrealized losses on such securities of $3.4 million recorded in accumulated other comprehensive loss. As of December 31, 2014, our cost basis in available for sale securities recorded within short-term investments was $2.4 million, on which the Company had unrealized gains on such securities of $2.5 million recorded in accumulated other comprehensive loss.

The Company's long-term investments are summarized as follows (in thousands):

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2015 (As Restated)	Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Common Equity
Novatel Wireless, Inc.	$11,430	$—	$—	$11,430
DTV America Corporation	2,828	1,856	—	4,684
Total Common Equity	14,258	1,856	—	16,114
Preferred Equity
NerVve Technologies, Inc.	4,619	—	—	4,619
Benevir Biopharm, Inc.	1,429	—	—	1,429
MediBeacon, Inc.	2,842	—	—	2,842
Total Preferred Equity	8,890	—	—	8,890
GMSL Joint Ventures
S. B. Submarine Systems Co., Ltd.	15,899	—	—	15,899
International Cableship Pte., Ltd.	1,181	—	—	1,181
Sembawang Cable Depot Pte., Ltd.	1,011	—	—	1,011
Huawei Marine Networks Co., Ltd	13,849	—	—	13,849
Visser Smit Global Marine Partnership	430	—	—	430
Total GMSL Joint Ventures	32,370	—	—	32,370
Convertible Debt
Gaming Nation, Inc.	10,060	—	(3,398)	6,662
mParticle	500	—	—	500
Total Convertible Debt	10,560	—	(3,398)	7,162
Warrants
Novatel Wireless, Inc.	3,097	—	—	3,097
Gaming Nation, Inc	6,036	—	(443)	5,593
DTV America Corporation	295	317	—	612
Total Warrants	9,428	317	(443)	9,302
Other Equity
Kaneland, LLC	1,033	—	—	1,033
Total long-term investments (As Restated)	$76,539	$2,173	$(3,841)	$74,871

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Common Equity
Novatel Wireless, Inc.	10,462	—	—	10,462
Preferred Equity
NerVve Technologies, Inc.	5,538	—	—	5,538
Benevir Biopharm, Inc.	1,915	—	—	1,915
Total Preferred Equity	7,453	—	—	7,453
GMSL Joint Ventures
Global Cable Technology Ltd.	50	—	—	50
S. B. Submarine Systems Co., Ltd.	13,061	—	—	13,061
International Cableship Pte., Ltd.	2,995	—	—	2,995
Sembawang Cable Depot Pte., Ltd.	1,031	—	—	1,031
Huawei Marine Networks Co., Ltd	10,943	—	—	10,943
Visser Smit Global Marine Partnership	464	—	—	464
Total GMSL Joint Ventures	28,544	—	—	28,544
Convertible Debt
mParticle	250	—	—	250
Warrants
Novatel Wireless, Inc.	2,956	—	—	2,956
Other Equity
Kaneland, LLC	1,151	—	—	1,151
Total long-term investments	$50,816	$—	$—	$50,816

Summarized income statement information for our significant equity method investments for the nine months ended August 31, 2015 (which we record on a one month lag) is as follows (in thousands):

Net Revenue	$159,339
Gross Profit	40,736
Loss from continuing operations	(25,749)
Net loss	(31,192)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2015 are as follows (in thousands):

	Schuff	GMSL	ICS	ANG	Other	Total
Balance as of December 31, 2014	$24,612	$1,176	$3,378	$1,374	$—	30,540
Effect of change in foreign currency exchange rates	—	(493)	—	—	—	(493)
Acquisition of business	(122)	1,016	—	—	1,781	2,675
Balance as of September 30, 2015 (As Restated)	$24,490	$1,699	$3,378	$1,374	$1,781	$32,722

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	(26)	—	—	—	—	(26)
Amortization	(224)	(265)	(472)	—	—	—	(961)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of September 30, 2015	$4,080	$706	$5,565	$—	$—	$—	$10,351

Customer relationships
Balance as of December 31, 2014	$—	$7,639	$4,881	$—	$—	$—	$12,520
Effect of change in foreign currency exchange rates	—	(155)	—	—	—	—	(155)
Amortization	—	(375)	(325)	—	—	—	(700)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of September 30, 2015 (As Restated)	$—	$7,109	$4,556	$—	$—	$—	$11,665

Developed technology
Balance as of December 31, 2014	$—	$1,164	$—	$—	$—	$—	$1,164
Effect of change in foreign currency exchange rates	—	(37)	—	—	—	—	(37)
Amortization	—	(246)	—	—	(638)	—	(884)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	4,195	—	4,195
Balance as of September 30, 2015 (As Restated)	$—	$881	$—	$—	$3,557	$—	$4,438

Other
Balance as of December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	—	—	(1)	—	—	(1)
Acquisition of business	—	—	—	—	—	—	—
Asset acquisition	—	—	20	65	—	—	85
Reclassification	—	—	—	—	(6,000)	—	(6,000)
Balance as of September 30, 2015	$—	$—	$20	$178	$—	$22	$220

Total amortizable intangible assets
Balance as of December 31, 2014	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158
Effect of change in foreign currency exchange rates	—	(218)	—	—	—	—	(218)
Amortization	(224)	(886)	(797)	(1)	(638)	—	(2,546)
Acquisition of business	—	—	—	—	—	—	—

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asset acquisition	—	—	20	65	—	—	85
Reclassification	—	—	—	—	(1,805)	—	(1,805)
Balance as of September 30, 2015 (As Restated)	$4,080	$8,696	$10,141	$178	$3,557	$22	$26,674
9. LONG-TERM OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior Secured Notes collateralized by certain of the Company's and its subsidiaries' assets, with interest payable semi-annually based on a fixed annual interest rate of 11% with principal due in 2019	$305,000	$250,000
Note payable collateralized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	13,432	16,732
Note payable collateralized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	4,167	4,635
Note payable collateralized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, maturing in 2019	11,029	8,333
Line of credit collateralized by Schuff's HOPSA assets, with interest payable monthly at 5.25% plus 1% of Special Interest Compensation Fund	2,000	—
Note payable collateralized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	698	810
Obligations under capital leases	53,389	65,176
Other	22	30
Credit and security agreement for Schuff to advance up to a maximum amount of $50.0 million	—	—
Subtotal	389,737	345,716
Original issue discount on Senior Secured Notes	(1,879)	(2,345)
Subtotal	387,858	343,371
Less: Current portion of long-term obligations	13,454	10,444
Total long-term obligations	$374,404	$332,927

Aggregate debt maturities are as follows (in thousands):

2015	$4,881
2016	11,684
2017	11,953
2018	14,880
2019	317,910
Thereafter	28,429
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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

10. INCOME TAXES

Income Tax Benefit (Expense)

Income tax was an expense of $1.5 million and an expense of $4.3 million for the three months ended September 30, 2015 and 2014, respectively.  The tax expense resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.  The September 30, 2014 expense was due primarily to the acquisition of Schuff.  Income tax was a benefit of $1.8 million and an expense of $6.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

There were 1,406,681 and 3,427,767 options granted during the nine months ended September 30, 2015 and 2014, respectively. Of the total options granted during the nine months ended September 30, 2015 and 2014, 885,173 and 3,350,946, respectively, of such options were granted to Philip Falcone, pursuant to anti-dilution provisions of a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2015 and 2014 was $1.55 and $1.46, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Nine Months Ended September 30,
	2015	2014
Expected option life	5.38 years	5.37 years
Risk-free interest rate	1.49% - 1.68%	1.65% - 2.73%
Expected volatility	36.29% - 40.50%	36.74% - 37.80%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company during the three months ended September 30, 2015 and 2014 was $2.3 million and $1.8 million, respectively. Total share-based compensation expense recognized by the Company during the nine months ended September 30, 2015 and 2014 was $7.4 million and $2.9 million, respectively.  Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards using the straight-line basis.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2014	3,573,141	$4.27
Granted	1,406,681	$6.49
Exercised	—	$—
Forfeitures	(764,529)	$4.05
Outstanding - September 30, 2015	4,215,293	$5.05
Eligible for exercise	2,117,941	$5.02

Total options granted during the nine months ended September 30, 2015 include 715,476 options resulting from an option modification whereby 760,194 options were forfeited in the exchange. The modification related to the adjustment to the exercise price and number of options that are calculated on the Series A Preferred Stock. The Company has evaluated the impact of modification accounting under ASC 718 and concluded that the modification of terms of such instruments did not result in an increase in fair value before and after the modification date.

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Net Revenue by Geographic Region
United States	$173,348	$161,402	$494,511	$266,390
United Kingdom	101,327	19,534	254,396	53,216
Other	2,792	2,353	11,350	3,623
Total	$277,467	$183,289	$760,257	$323,229

Net Revenue by Segment
Telecommunications	$116,872	$41,267	$267,554	$126,731
Manufacturing	122,932	137,706	380,783	192,182

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Utilities	1,841	460	4,432	460
Marine Services	35,062	3,856	105,939	3,856
Other	760	—	1,549	—
Total	$277,467	$183,289	$760,257	$323,229

Income (Loss) from Operations
Telecommunications	$(523)	$(1,344)	$(612)	$(1,241)
Life Sciences	(1,811)	(495)	(4,736)	(1,430)
Manufacturing	12,995	9,071	30,256	14,843
Utilities	(164)	(758)	(638)	(758)
Marine Services	4,154	(532)	13,074	(532)
Other	(1,995)	—	(4,580)	—
Corporate	(10,395)	(8,522)	(26,267)	(17,665)
Total	$2,261	$(2,580)	$5,405	$(6,783)

Capital Expenditures
Telecommunications	$205	$38	$215	$294
Life Sciences	204	—	230	—
Manufacturing	1,276	3,321	3,124	3,707
Utilities	1,184	41	2,842	41
Marine Services	816	—	10,188	—
Other	152	—	152	—
Corporate	—	—	—	22
Total	$3,837	$3,400	$16,751	$4,064

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	September 30, 2015 (As Restated)	December 31, 2014
Long-term investments
Life Sciences	$4,272	$1,916
Marine Services	32,371	28,543
Corporate	38,228	20,357
Total long-term investments	$74,871	$50,816

Property, Plant and Equipment – Net
United States	$80,803	$87,091
United Kingdom	134,122	140,494
Other	5,089	5,437
Total Property, Plant and Equipment – Net	$220,014	$233,022

Total Assets
Telecommunications	$75,751	$25,164
Life Sciences	11,191	11,007
Manufacturing	275,202	281,067
Utilities	31,153	26,765
Marine Services	256,514	280,334
Other (1)	6,998	6,369
Corporate	102,395	89,297
Total	$759,204	$720,003

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Loss from continuing operations attributable to HC2	$(8,998)	$(18,957)	$(27,293)	$(27,273)
Loss from discontinued operations	(24)	(106)	(44)	(62)
Gain (loss) from sale of discontinued operations	—	663	—	(121)
Net loss - basic	$(9,022)	$(18,400)	$(27,337)	$(27,456)
Net loss - diluted	$(9,022)	$(18,400)	$(27,337)	$(27,456)
Weighted average common shares outstanding-basic	25,592	23,372	25,093	18,348
Weighted average common shares outstanding-diluted	25,592	23,372	25,093	18,348
Basic loss per common share:
Loss from continuing operations attributable to HC2	$(0.35)	$(0.82)	$(1.09)	$(1.49)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2	$(0.35)	$(0.79)	$(1.09)	$(1.50)
Diluted loss per common share:
Loss from continuing operations attributable to HC2	$(0.35)	$(0.82)	$(1.09)	$(1.49)
Gain (loss) from sale of discontinued operations	—	0.03	—	(0.01)
Net loss attributable to HC2	$(0.35)	$(0.79)	$(1.09)	$(1.50)

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

Index
HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015. For additional information and a detailed discussion of the restatement, see Note 1 to our Condensed Consolidated Financial Statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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

Index

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

Index

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

Results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Net Revenue

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$116,872	42.1%	$41,267	22.5%	$41,267	18.1%	$75,605	183.2%
Manufacturing	122,932	44.3%	137,706	75.1%	137,706	60.5%	(14,774)	(10.7)%
Marine Services	35,062	12.6%	3,856	2.1%	48,249	21.2%	(13,187)	(27.3)%
Utilities	1,841	0.7%	460	0.3%	561	0.2%	1,280	228.2%
Other	760	0.3%	—	—%	—	—%	760	100.0%
Total Net Revenue	$277,467	100.0%	$183,289	100.0%	$227,783	100.0%	$49,684	21.8%
Less net revenue from:
Marine Services					(44,393)
Utilities					(101)
Total Net Revenue - Actual					$183,289

Net revenue: Net revenue increased $94.2 million, or 51.4%, to $277.5 million for the three months ended September 30, 2015 from $183.3 million for the three months ended September 30, 2014. Compared to 2014 pro forma, revenues increased $49.7 million driven primarily by our Telecommunications segment, partially offset by our Manufacturing and Marine Services segments.  The increase in Telecommunications was primarily due to the expansion into Latin America and other emerging markets.  The decrease in Manufacturing was primarily due to the decline in projects in the Midwest and Gulf Coast regions of the United States, particularly within the industrial market, including automotive plants and oil and gas projects. The decrease in Marine Services compared to 2014 pro forma was primarily due to a decrease in installation projects as compared to the prior year period and the impact of exchange rate fluctuations.

Cost of Revenue

Index

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual (As Restated)		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$114,373	97.9%	$39,464	95.6%	$39,464	95.6%	$74,909	189.8%
Manufacturing	99,903	81.3%	118,839	86.3%	118,788	86.3%	(18,885)	(15.9)%
Marine Services	23,727	67.7%	2,856	74.1%	28,235	58.5%	(4,508)	(16.0)%
Utilities	1,102	59.9%	336	73.0%	402	71.7%	700	174.1%
Other	2,369	311.7%	—	—%	—	—%	2,369	100.0%
Total Cost of Revenue	$241,474	87.0%	$161,495	88.1%	$186,889	82.0%	$54,585	29.2%
Less cost of revenue from:
Manufacturing					51
Marine Services					(25,379)
Utilities					(66)
Total Cost of Revenue - Actual					$161,495

Cost of revenue: Cost of revenue increased $80.0 million to $241.5 million, or 87.0% of net revenue, for the three months ended September 30, 2015 from $161.5 million, or 88.1% of net revenue for the three months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014. Compared to 2014 pro forma, cost of revenue increased $54.6 million driven primarily by our Telecommunications segment, partially offset by our Manufacturing segment. The increase in Telecommunications was primarily due to the increase in net revenues. Cost of revenue as a percentage of net revenue increased 230 basis points quarter-over-quarter due to a shift in focus to lower margin but also lower risk customers in our Telecommunications segment.  The decrease in Manufacturing was primarily due to the decrease in net revenues and cost savings on projects in the Pacific region.

Selling, General and Administrative Expenses

	Three Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$1,800	1.5%	$2,308	5.6%	$2,308	5.6%	$(508)	(22.0)%
Manufacturing	10,510	8.5%	9,258	6.7%	9,258	6.7%	1,252	13.5%
Marine Services	2,922	8.3%	1,532	39.7%	4,375	9.1%	(1,453)	(33.2)%
Utilities	491	26.7%	679	147.6%	742	132.3%	(251)	(33.8)%
Life Sciences	1,805	—%	494	—%	494	—%	1,311	265.4%
Other	(93)	(12.2)%	—	—%	—	—%	(93)	100.0%
Corporate	10,395	—%	9,185	—%	9,185	—%	1,210	13.2%
Total SG&A	$27,830	10.0%	$23,456	12.8%	$26,362	11.6%	$1,468	5.6%
Less SG&A from:
Marine Services					(2,843)
Utilities					(63)
Corporate					478
Total SG&A - Actual					$23,456

Selling, general and administrative expenses: Selling, general and administrative expenses increased $4.4 million to $27.8 million, or 10.0% of net revenue, for the three months ended September 30, 2015 from $23.5 million, or 12.8% of net revenue for the three months ended September 30, 2014. Compared to 2014 pro forma, selling, general and administrative expenses increased $1.5 million driven primarily by our Manufacturing, Life Sciences and Corporate segments and was partially offset by a decrease in our Telecommunications segment. The increase in Manufacturing is primarily due to an increase in bonus

Index

expense due to improved financial performance. The increase in Life Sciences is due primarily to the full year impact of acquisitions made in the fourth quarter of 2014. The increase in Corporate is due primarily to an increase in stock compensation expense along with salaries and benefits, partially offset by a decrease in professional fees. The decrease in Telecommunications is primarily due to a decrease of $0.4 million in salaries and benefits and $0.1 million in occupancy costs.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $7.8 million and $2.8 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain on sale or disposal of assets: Gain on sale or disposal of assets was $1.1 million and $3.0 thousand for the three months ended September 30, 2015 and 2014, respectively. The gain was primarily the result of the sale of a parcel of land by our Manufacturing segment.

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

Other income (expense), net: Other income (expense), net was income of $0.1 million and income of $0.03 million for the three months ended September 30, 2015 and 2014, respectively.  The increase was primarily due to interest income and gains and losses related to our long-term investments.

Foreign currency transaction gain: Foreign currency transaction gain was $1.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The gains and losses are attributable to transactions denominated in a currency other than the subsidiaries’ functional currency.

Income (loss) from equity investees: Income from equity investees was $0.5 million and a loss of $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The slight increase was due to investments that were made starting in the fourth quarter of 2014.

Income tax benefit (expense): Income tax benefit was $1.5 million and expense of $4.3 million for the three months ended September 30, 2015 and 2014, respectively.  The benefit recorded relates to losses generated for which we expect to obtain benefits for in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the US consolidated income tax return are being reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. During the three months ended September 30, 2015 a benefit was recorded associated with certain costs related to prior acquisitions that were determined to be tax deductible upon the filing of the 2014 income tax returns. In addition, certain net operating losses of Genovel Orthopedics, Inc. ("Genovel") were no longer eligible to be included in the US consolidated income tax return and as such, a full valuation allowance was recorded against the Genovel deferred tax assets during the quarter.

Results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Net Revenue

Index

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %
Telecommunications	$267,554	35.2%	$126,731	39.2%	$126,731	20.0%	$140,823	111.1%
Manufacturing	380,783	50.1%	192,182	59.5%	369,923	58.4%	10,860	2.9%
Marine Services	105,939	13.9%	3,856	1.2%	136,071	21.5%	(30,132)	(22.1)%
Utilities	4,432	0.6%	460	0.1%	1,166	0.2%	3,266	280.1%
Other	1,549	0.2%	—	—%	—	—%	1,549	100.0%
Total Net Revenue	$760,257	100.0%	$323,229	100.0%	$633,891	100.1%	$126,366	19.9%
Less net revenue from:
Manufacturing					(177,741)
Marine Services					(132,215)
Utilities					(706)
Total Net Revenue - Actual					$323,229

Net revenue: Net revenue increased $437.0 million, or 135.2%, to $760.3 million for the nine months ended September 30, 2015 from $323.2 million for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014.  On a pro forma basis, revenues increased $126.4 million driven primarily by our Telecommunications, and to a lesser extent, our Manufacturing and Utilities segments which was partially offset by our Marine Services segment. The increase in Telecommunications was primarily due to the expansion into Latin America and other emerging markets. The increase in our Manufacturing segment was primarily due to continued revenue growth on projects in the Pacific region. The increase in our Utilities segment resulted from an increase in the number of filling stations. These increases were offset in part by our Marine Services segment.  On a constant currency basis, net revenue from our Marine Services segment compared to 2014 pro forma decreased by $16.8 million or 12.7% during the current year as compared to the prior year primarily due to lower vessel utilization.
Cost of Revenue

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %
Telecommunications	$261,756	97.8%	$120,101	94.8%	$120,101	94.8%	$141,655	117.9%
Manufacturing	319,447	83.9%	162,169	84.4%	312,231	84.4%	7,216	2.3%
Marine Services	72,853	68.8%	2,856	74.1%	90,953	66.8%	(18,100)	(19.9)%
Utilities	2,599	58.6%	336	73.0%	799	68.5%	1,800	225.3%
Other	2,773	179.0%	—	—%	—	—%	2,773	100.0%
Total Cost of Revenue	$659,428	86.7%	$285,462	88.3%	$524,084	82.7%	$135,344	25.8%
Less cost of revenue from:
Manufacturing					(150,062)
Marine Services					(88,097)
Utilities					(463)
Total Cost of Revenue - Actual					$285,462

Cost of revenue: Cost of revenue increased $374.0 million to $659.4 million, or 86.7% of net revenue, for the nine months ended September 30, 2015 from $285.5 million or 88.3% of net revenue, for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed during 2014. Compared to 2014 pro forma, cost of revenue increased $135.3 million driven primarily by our Telecommunications, and to a lesser extent, our Manufacturing and Utilities segments which was partially offset by our Marine Services segment.  The increase in Telecommunications was primarily due to the increase in net revenue. Cost of revenue as a percentage of net revenue increased 300 basis points year over year due to a shift in focus to lower margin but also lower risk customers at our Telecommunications segment. The increase in Manufacturing was

Index

primarily due to the increase in revenue, partially offset by cost savings on projects in the Pacific region. The increase in our Utilities segment resulted from an increase in net revenue.  The decrease in Marine Services was primarily due to a reduced cost base due to the non-recurring charters and installations in 2014 and the impact of exchange rate fluctuations. On a constant currency basis, cost of revenues for our Marine Services segment decreased by $8.4 million or 9.5%.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,						2015 Compared to 2014 Pro Forma
	2015		2014 Actual		2014 Pro Forma
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %
Telecommunications	$4,942	1.8%	$7,475	5.9%	$7,475	5.9%	$(2,533)	(33.9)%
Manufacturing	29,658	7.8%	14,497	7.5%	28,794	7.8%	864	3.0%
Marine Services	7,784	7.3%	1,532	39.7%	10,059	7.4%	(2,275)	(22.6)%
Utilities	1,265	28.5%	679	147.6%	1,117	95.8%	148	13.2%
Life Sciences	4,728	—%	1,429	—%	1,429	—%	3,299	230.9%
Other	2,715	175.3%	—	—%	—	—%	2,715	100.0%
Corporate	26,726	—%	17,544	—%	17,544	—%	9,182	52.3%
Total SG&A	$77,818	10.2%	$43,156	13.4%	$66,418	10.5%	$11,400	17.2%
Less SG&A from:
Manufacturing					(14,297)
Marine Services					(8,527)
Utilities					(438)
Total SG&A - Actual					$43,156

Selling, general and administrative expenses: Selling, general and administrative expenses increased $34.7 million to $77.8 million, or 10.2% of net revenue, for the nine months ended September 30, 2015 from $43.2 million or 13.4% of net revenue, for the nine months ended September 30, 2014 resulting largely from the full year impact of acquisitions completed in 2014. Compared to 2014 pro forma, selling, general and administrative expenses increased $11.4 million driven primarily from our Corporate segment and, to a lesser extent, our Other and Life Sciences segments partially offset by our Telecommunications segment.  The increase in Corporate included $8.1 million from higher stock compensation along with salaries and benefits resulting from increased headcount, $2.1 million higher professional fees and $1.0 million higher travel and entertainment expenses related to our acquisition activity, partially offset by $1.5 million lower occupancy costs.  The increase in Life Sciences and Other is due primarily to the full year impact of acquisitions made in the fourth quarter of 2014. The decrease in Telecommunications was primarily due to a $1.7 million decrease in salaries and benefits resulting from headcount reductions, a $0.5 million decrease in professional fees and a $0.3 million decrease in general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $22.4 million and $4.1 million, respectively, a portion of which was included in cost of revenue.  The increase was due to the impact of purchase accounting for Schuff and GMSL.

Gain on sale or disposal of assets: Gain on sale or disposal of assets was $0.1 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The gain in the nine months ended September 30, 2015 was primarily the result of the sale of a parcel of land by our Manufacturing segment.

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

Index

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

Income (loss) from equity investees: Loss from equity investees was $0.7 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase was due to investments that were made starting in the fourth quarter of 2014.

Income tax benefit (expense): Income tax benefit was $1.8 million and income tax expense was $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The 2014 expense recorded is primarily related to the operations of Schuff which were not reduced by tax losses from other business units since Schuff was not eligible to be included in the US consolidated income tax return during this period. A full valuation allowance was recorded against the tax benefit associated with the operating losses of the other business units during this period. The 2015 year to date effective tax rate of 16.2% differs from the US statutory rate of 35% due to the capitalization of certain business transaction costs and the impact of 2014 return-to-provision adjustments.

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

Index

	Three Months Ended September 30, 2015 (As Restated)
	Manufacturing	Marine Services	Telecommunications	Corporate	Other (1)	HC2
Net income (loss)	$7,116	$7,744	$(362)	$(14,869)	$(7,616)	$(7,987)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	(990)	(117)	—	—	1	(1,106)
Lease termination costs	—	—	1,124	—	—	1,124
Interest expense	354	929	—	9,050	10	10,343
Amortization of debt discount	—	—	—	40	—	40
Other (income) expense, net	(141)	(214)	1	(873)	1,133	(94)
Foreign currency transaction (gain) loss	—	(937)	(163)	1	—	(1,099)
Income tax (benefit) expense	5,284	260	—	(3,743)	(297)	1,504
Loss from discontinued operations	—	—	—	—	24	24
Noncontrolling interest	383	—	—	—	(318)	65
Share-based payment expense	—	—	—	2,322	22	2,344
Acquisition related costs	—	—	—	2,732	—	2,732
Other costs	—	—	109	—	—	109
Adjusted EBIT	12,006	7,665	709	(5,340)	(7,041)	7,999
Depreciation and amortization	513	4,376	98	—	897	5,884
Depreciation and amortization (included in cost of revenue)	1,928	—	—	—	—	1,928
Foreign currency (gain) loss (included in cost of revenue)	—	(1,739)	—	—	—	(1,739)
Adjusted EBITDA	$14,447	$10,302	$807	$(5,340)	$(6,144)	$14,072

(1)	Other includes Utilities, Life Sciences and income (loss) from equity investees not included in our Marine Services segment.

Index

	Nine Months Ended September 30, 2015
	Manufacturing	Marine Services	Telecommunications	Corporate	Other (1)	HC2
Net income (loss)	$16,182	$19,314	$(299)	$(41,692)	$(17,630)	$(24,125)
Adjustments to reconcile net income (loss) to Adjusted EBIT:
(Gain) loss on sale or disposal of assets	(69)	(117)	50	—	1	(135)
Lease termination costs	—	—	1,124	—	—	1,124
Interest expense	1,064	2,888	—	25,007	33	28,992
Amortization of debt discount	—	—	—	216	—	216
Other (income) expense, net	(164)	(251)	(5)	3,941	7	3,528
Foreign currency transaction (gain) loss	—	(1,842)	(309)	1	—	(2,150)
Income tax (benefit) expense	12,188	178	—	(14,198)	—	(1,832)
Loss from discontinued operations	20	—	—	—	24	44
Noncontrolling interest	967	—	—	—	(959)	8
Share-based payment expense	—	—	—	7,380	22	7,402
Acquisition related costs	—	—	—	4,701	—	4,701
Other costs	—	—	109	—	—	109
Adjusted EBIT	30,188	20,170	670	(14,644)	(18,502)	17,882
Depreciation and amortization	1,490	12,978	294	—	1,855	16,617
Depreciation and amortization (included in cost of revenue)	5,735	—	—	—	—	5,735
Foreign currency (gain) loss (included in cost of revenue)	—	(804)	—	—	—	(804)
Adjusted EBITDA	$37,413	$32,344	$964	$(14,644)	$(16,647)	$39,430

(1)	Other includes Utilities, Life Sciences and income (loss) from equity investees not included in our Marine Services segment.

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

Changes in Cash Flows

Net cash used in operating activities was $33.6 million for the nine months ended September 30, 2015 as compared to net cash used of $10.9 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net loss, net of non-cash operating activity, provided $2.8 million of cash. Other major drivers included an increase in accounts receivable of $36.1 million, a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $21.9 million, a decrease in accounts payable of $15.7 million, an increase in costs and recognized earnings in excess of billings of $9.3 million, a decrease in pension liability of $8.7 million and an increase in prepaid expenses and other current assets of $4.8 million, partially offset by an increase in accrued interconnection costs of $26.9 million, an increase in accrued expenses and other current liabilities of $18.4 million and an increase in accrued interest of $8.4 million. For the nine months ended September 30, 2014, net loss, net of non-cash operating activity, used $6.8 million of cash. Other major drivers included a decrease in prepaid expenses and other current assets of $2.8 million and a decrease in accounts receivable of $2.2 million, partially offset by a decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $7.7 million and a decrease in accrued expenses and other current liabilities of $2.3 million.

Net cash used in investing activities was $44.2 million for the nine months ended September 30, 2015 as compared to net cash used of $150.4 million for the nine months ended September 30, 2014. Net cash used in investing activities for the nine months ended September 30, 2015 included purchases of $19.3 million in debt securities, $16.8 million of capital expenditures, purchases of $11.5 million in equity investments and purchases of $10.9 million in available-for-sale securities, partially offset by the sale of available-for-sale securities of $5.9 million and sale of property and equipment of $5.0 million. Net cash used in investing activities for the nine months ended September 30, 2014 included $127.6 million for the GMSL acquisition, $85.0 million for the Schuff acquisition, $15.5 million for the ANG acquisition, $14.2 million for the Novatel Wireless, Inc. ("Novatel") investment, $7.0 million for Schuff's purchase of its common stock and $4.1 million of capital expenditures, partially offset by $62.6 million acquired in the GMSL acquisition and $15.5 million contribution by the noncontrolling interest of ANG.

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

For the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, the USD was stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and nine months ended September 30, 2015 and 2014:

Net Revenue by Location—in USD (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom	101,327	19,534	81,793	418.7%	254,396	53,142	201,254	378.7%

Net Revenue by Location—in Local Currency (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance $	Variance %	2015	2014	Variance $	Variance %
United Kingdom (in GBP)	65,327	11,713	53,614	457.7%	165,672	31,920	133,752	419.0%

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

Index

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

Index

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, filed on November 10, 2015 (the “Original Filing”), the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. At the time of the Original Filing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the material weakness described in the Company’s 2014 Annual Report on Form 10-K regarding our disclosure controls and procedures related to the preparation and review of our income tax provisions and related accounts was remediated and our disclosure controls and procedures were effective. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective because of material weaknesses in its internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at September 30, 2015.

To address these material weaknesses, management performed analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and validity, completeness and accuracy of our accounting and disclosures for complex and/or non-routine transactions. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q/A as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are fairly presented, in all material respects, in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Changes in Internal Control Over Financial Reporting

Management continued implementing the remediation steps described above during the fiscal quarter ended September 30, 2015. Otherwise there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

We have identified material weaknesses in accounting for income taxes, valuation of a business acquisition, and the application of generally accepted accounting principals to complex and/or non-routine transactions in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.

        Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had material weaknesses in accounting for income taxes, valuation of a business acquisition and the application of generally accepted accounting principles (GAAP) to complex and/or non-routine transactions that existed as of December 31, 2014. If we are unable to effectively remediate these material weaknesses in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.

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