Form 10-K
period 2015-12-31
HC2 Holdings, Inc.
filed 2016-03-15
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate fair market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $229,029,211, based on the closing sale price of the Common Stock on such date. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of the registrant’s common stock as of such date have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 29, 2016, 35,251,879 shares of Common Stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

HC2 HOLDING, INC.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, “HC2,” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its consolidated subsidiaries.

General

We are a diversified holding company that seeks opportunities to acquire and grow businesses that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2015, our seven reportable operating segments based on management’s organization of the enterprise included Manufacturing, Marine Services, Insurance, Telecommunications, Utilities, Life Sciences and Other, which includes operations that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)	Schuff International, Inc. (Manufacturing), a leading structural steel fabricator and erector in the United States;

(ii)	Global Marine Systems Limited (Marine Services), a leading provider of engineering and underwater services on submarine cables;

(iii)
Continental Insurance Inc. (Insurance), a platform for our run-off long-term care business, through its two insurance companies, United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, the "Insurance Companies");

(iv)	PTGi-International Carrier Services ("PTGi-ICS") (Telecommunications), a provider of internet-based protocol and time-division multiplexing access and transport of long distance voice minutes;

(v)	American Natural Gas (Utilities), a compressed natural gas fueling company; and

(vi)	Pansend Life Sciences, Ltd. (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development.

We expect to continue to focus on acquiring and investing in businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses.

The Company has made other investments in start-up companies that operate in the technology and interactive gaming industries.

Overall Business Strategy

We evaluate strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical operations, operating, growing or acquiring additional assets or businesses related to our current or historical operations, or winding down or selling our existing operations. We generally pursue either controlling positions in durable, cash-flow generating businesses or companies we believe exhibit substantial growth potential. We may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our shareholders.

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

Competition

HC2 could encounter competition for acquisition and business opportunities from other entities having similar business objectives, such as strategic investors and private equity firms, which could lead to higher prices for acquisition targets. Many of these entities are well established and have extensive experience identifying and executing transactions directly or through affiliates. Our financial resources and human resources may be relatively limited when contrasted with many of these competitors which may place us at a competitive disadvantage. Finally, managing rapid growth could create higher corporate expenses, as compared to many of our competitors who may be at a different stage of growth.

Employees

As of December 31, 2015, we had approximately 1,970 employees. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Manufacturing Segment (Schuff)

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

•
Expand and Diversify Revenue Base. Schuff is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. Schuff also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. Schuff believes that continuing to diversify its revenue base by completing smaller projects-such as low-rise office buildings, healthcare facilities and other commercial and industrial structures-could reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects;

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

Services and/or Products and Customers

Schuff operates primarily within the over $600 billion non-residential construction industry, which serves a diverse set of end markets. As shown on the chart below, while non-residential construction has shown only a small rebound since 2011, industry experts expect that it will follow the already significant rebound in residential construction spending. Despite only a modest increase in non-residential construction spending, Schuff’s backlog has already rebounded to pre-economic crisis levels.

Historical U.S. Total Construction Spend
Schuff consists of three business units spread across diverse steel markets: Schuff Steel Company (steel fabrication and erection), Schuff Steel Management Company (management of smaller projects, leveraging subcontractors) and the Aitken product line ("Aitken") (manufacturing of equipment for the oil & gas industry). For the fiscal year ended December 31, 2015, Schuff Steel’s revenues of $470 million account for 92% of Schuff’s total revenue. Schuff Steel Management Company’s revenues of $26 million account for 5% of Schuff’s total revenue. Aitken's revenues of $6 million account for 1% of Schuff’s total revenue. Schuff also provides fabricated steel to Canada and other select countries, including Panama, where Schuff owns 49% of Panama-based Schuff Hopsa Engineering, Inc., an engineering design, steel fabrication and erection company, Empresas Hopsa, S.A. Schuff Hopsa Engineering, Inc.’s revenues of $12 million account for 2% of Schuff’s total revenue. In 2015, Schuff's single largest customer represented approximately 23% of revenues.

Schuff’s size gives it production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 50%-70% and a sales pipeline that includes over $455 million in potential revenue generation. Schuff has benefited from being one of the largest players in a market that is highly fragmented across many small firms. Schuff outperformed many of its competitors in the recent downturn due to its strong financial position and continued access to bonding facilities, whereas many competitors were forced to close their doors.

Schuff ensures a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, Schuff enjoys in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high quality solutions for its customers. Schuff offers a range of services across a broad geography through its 9 fabrication shops and 9 sales and management facilities located in the United States and Panama.

Schuff operates with minimal bonding requirements, with the current balance of less than 11% of Schuff's backlog as of December 31, 2015, and bonding is reduced as projects are billed, rather than upon completion. Schuff has limited raw material cost exposure by securing fixed prices from mills at contract bid, and utilizing its purchasing power as the largest domestic buyer of wide flange beam in the United States.

Products

Schuff Steel offers a variety of services to its customers which it believes enhances our ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design & budgeting, steel management, fabrication, erection, and Building Information Modeling (“BIM”).

•
Design-Assist/Design-Build: Using the latest technology and BIM, Schuff works to provide clients with cost-effective steel designs. The end result is turnkey structural steel solutions for its diverse client base.

•
Pre-construction Design & Budgeting: Clients who contact Schuff in the early stages of planning can receive a Schuff-performed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project.

•
Steel Management: Using Schuff’s proprietary Schuff Steel Integrated Management System (“SSIMS”), Schuff can track any piece of steel and instantly know its location. Additionally, Schuff can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to variety of Schuff-approved subcontractors.

•
Fabrication: Through its nine fabrication shops in California, Arizona, Texas, Kansas and Georgia, Schuff has one of the highest fabrication capacities in America. Schuff has over 1.1 million square feet of steel under roof and a maximum annual fabrication capacity of approximately 300,000 tons.

•
Erection: Named the nation’s top steel erector in 2007, 2008, 2011, 2013, 2014 and 2015 by Engineering News-Record, Schuff knows how to add value to its project through safe and efficient erection of steel structures.

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

Schuff’s third product line, Aitken, is a manufacturer of equipment used in the oil, gas, petrochemical and pipeline industries. Aitken supplies the following products both nationwide and internationally:

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

Customers

Schuff offers its integrated steel construction services primarily to general contractors and engineering firms that specialize in a wide variety of projects, including the following: hotels and casinos, office complexes, hospitals, manufacturing plants, shopping malls and centers, sports stadiums, power plants, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses. In 2015, Schuff's single largest customer represented approximately 23% of revenues. In 2014, the same customer represented approximately 12% of revenues.

Suppliers

Schuff currently purchases a majority of its steel from various foreign and domestic steel producers but is not dependent on any one producer.

Sales and Distributions

Schuff offers its services primarily to general contractors and engineering firms that focus on a wide array of projects such as airports, malls, power plants, stadiums, shopping malls and centers. Schuff obtains these contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, or unit cost arrangements. Bidding and negotiations require Schuff to estimate the costs of the project up front with most projects typically lasting from one to 12 months. However, large, complex projects can often last two years or more.

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

Backlog

Schuff’s backlog was $380.8 million ($252.7 million under contracts or purchase orders and $128.1 million under letters of intent) at December 31, 2015. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $167.8 million, representing 44.1% of Schuff’s backlog at December 31, 2015, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially. Schuff's backlog at December 31, 2014 was $357.0 million ($305.3 million under contracts or purchase orders and $51.7 million under letters of intent). At December 29, 2013, its backlog was $426.9 million ($370.1 million under contracts or purchase orders and $56.8 million under letters of intent).

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

Employees

As of December 31, 2015, Schuff employed approximately 1,500 people across the country. The number of persons Schuff employs on an hourly basis fluctuates directly in relation to the amount of business Schuff performs. Certain of the fabrication and erection personnel Schuff employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. Schuff is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 31% of Schuff’s employees are covered under various collective bargaining agreements. Most of Schuff’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. Approximately 9% of Schuff’s employees are covered under a collective bargaining agreement that has expired but is currently being renegotiated. Schuff considers its relationship with its employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, Schuff has not experienced a work stoppage or other labor disturbance.

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

Legal, Environmental and Insurance

On July 9, 2015, a putative class action wage and hour lawsuit was filed against Schuff Steel Company ("SSC"), a subsidiary of Schuff, and Schuff International (collectively “Schuff”) in the Los Angeles County Superior Court [BC587322], captioned Dylan Leonard, individually and on behalf of other members of the general public v. Schuff Steel Company and Schuff International, Inc. The complaint makes generic allegations of numerous violations of California wage and hour laws and claims that Schuff failed to pay for overtime; failed to pay for meal and rest breaks; violated the minimum wage; failed to timely pay business expenses, wages and final wages; failed to keep requisite payroll records; and had non-compliant wage statements. On August 11, 2015, another putative class action wage and hour lawsuit was filed against SSC in San Joaquin County Superior Court [39-2015-0032-8373-CU-OE-STK], captioned Pablo Dominguez, on behalf of himself and all other similarly situated v. Schuff Steel Company. The Complaint alleges non-compliant wage statements and demands penalties pursuant to California Labor Code. On October 11, 2015, an amended complaint was filed in the Dominguez claim pursuing only the statutory claim based on the non-compliant wage statement. By Order dated December 17, 2015, the matters were designated as the Schuff Steel Wage and Hour Cases and assigned a coordination trial judge. No discovery schedule or trial date has been set. The Company believes that the allegations and claims set forth in the Complaints are without merit and intends to defend them vigorously.

On December 28, 2015, The Chemours Company Mexico S. de R.L de C.V. (“Chemours”) filed a Demand for Arbitration (the “Demand”) against SSC with the American Arbitration Association, International Centre for Dispute Resolution, Case No. 01-15-0006-0956.   Schuff had a purchase order to provide fabricated steel for the Line 2 Expansion of DuPont’s chemical plant in Altamira, Mexico (the “Project”).  The Demand seeks recovery of an alleged mistaken payment of approximately $5,033,000 to SSC and additional damages in excess of $18 million for, among other reasons, alleged delays, failure to expedite, breach of assignment of subcontracting clauses, and backcharges for additional costs and rework of fabricated steel provide for the Project.  On January 25, 2016, SSC filed an Answer and Counterclaim denying liability alleged by Chemours and seeking to recover the principal sum of approximately $311,000 for unpaid work on the Project as well as an additional sum for damages due to delays, impacts, and other wrongful conduct by Chemours and its agents.  No Arbitration schedule or hearing date has been set. The Company believes that the allegations and claims set forth in the Demand are without merit and intends to defend them vigorously and aggressively pursue Chemours for additional monies owed and damages sustained.

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

Marine Services Segment (GMSL)

GMSL is a global offshore engineering company focused on specialist subsea services across three market sectors, namely telecommunications, oil & gas and offshore power. GMSL’s operations make up our Marine Services segment.

Strategy Overview

GMSL is a leading independent operator in the subsea cable installation and maintenance markets. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and will look for opportunities to grow the installation activities in the three main segments of the market and installation in the telecommunications sector while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. In order to accomplish these goals GMSL has crafted a comprehensive strategy which includes:

•	Developing opportunities in the offshore power market following the expiration of the Prysmian UK Group Limited ("Prysmian") non-compete agreement in November 2015 (see "Offshore Power" below);

•
Diversify the business by pursuing growth within GMSL’s three market segments (telecommunications, oil & gas, and offshore power) which we believe will strengthen GMSL’s quality of earnings and reduce exposure to one particular market segment;

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

GMSL has a highly experienced management team with a proven track record and has demonstrated the ability to enter new markets and generate returns for investors. The senior management team has in excess of 70 years combined experience within the telecommunications, oil & gas, and offshore power segments.

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

Offshore Power: GMSL’s former subsidiary Global Marine Energy (“GME”) was established in 2011 as the vehicle for GMSL’s significant offshore power activities, which include installing inter-array power cables for use in offshore wind farms and in the offshore wind market. GME was sold to Prysmian in November 2012 in anticipation of a temporary downturn in the offshore power market and the onerous contracting regime present at the time. As part of this sale, GMSL entered into a non-compete agreement regarding offshore power operations with Prysmian but retained certain key personnel and assets to ensure that GMSL maintained its core capabilities and experience in the offshore power sector. Following entry into this non-compete agreement, GMSL continued to install offshore power cables on behalf of Prysmian with chartered vessels through June 2014. The non-compete agreement expired in November 2015. Since November 2015, due to the expiration of the Prysmian non-compete agreement, GMSL has been able to recommence bidding for projects in the high-growth, high-margin offshore power market. Given that renewable energy production is predicted to grow over the next decade, with a substantial proportion of that energy to be harvested offshore, GMSL is well positioned to capitalize on this anticipated growth of the offshore alternative energy market in both construction and operations & maintenance, with a strong presence in Northern Europe and Asia, especially China.

Services and/or Products and Customers

GMSL is a pioneer in the subsea cable industry having laid the first subsea cable in the 1850s and installed the first transatlantic fiber optic cable (TAT-8) in 1988. Over the last 30 years, GMSL estimates that it has installed approximately 300,000 kilometers of cable, which management believes represents almost a quarter of all the fiber optic cable on the global seabed today. GMSL is positioned as a global independent market leader in subsea cable installation and maintenance services and derives approximately 50% of its total revenue from long term, recurring maintenance contracts. GMSL has a strong financial position with a modest level of debt (consisting only of vessel financing), has delivered substantial growth during recent years, generates a substantial amount of cash and serves a diverse mix of global, blue-chip clients with excellent credit profiles. It has started a new phase of growth through applying its capabilities to the rapidly expanding offshore power sector into which GMSL re-entered in November 2015, as discussed above, while retaining a leading position in the telecommunications sector. As a result of this growth, GMSL has major offices in the United Kingdom and Singapore, and has additional presence in Bermuda, Canada, China, Indonesia and the Philippines. See Item IA-“Risk Factors-Risks Related to GMSL-GMSL derives a significant amount of its revenues from sales to customers in non-U.S. countries, which pose additional risks including economic, political and other uncertainties” for a description of risks attendant to such foreign operations. GMSL operates one of the largest specialist cable laying fleets in the world, consisting of seven vessels (five owned and two operated through long-term leases).

Growth Opportunities

Today, GMSL is positioned as a leading global independent market leader in subsea cable installation and maintenance services. GMSL has a strong financial position, has delivered substantial profit growth during recent years, and generates a substantial amount of cash. It has started a new phase of growth through transferring its capabilities to the rapidly expanding demand in the offshore power sector into which GMSL re-entered in November 2015, as discussed above, while retaining its leading position in the telecommunications sector. GMSL believes it has installed more offshore wind inter-array cables than any other provider and, following the sale of GME in November 2012, remains well positioned as one of the leading installers of cables in the offshore power sector. Management believes the offshore wind farm operations and maintenance sub-sector represents a significant opportunity for GMSL and is developing strategies to realize that opportunity.

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

Fleet Overview

GMSL operates one of the largest, specialist cable laying fleets consisting of 7 vessels (5 owned, 2 operated through long-term leases). The average age of GMSL’s owned and operated fleet is 22 years, which is approximately the same as the industry average. Each vessel is equipped with specialist inspection, burial, and survey equipment. By providing oil & gas, offshore power, and telecommunications installation as well as telecommunications maintenance, GMSL can retain vessels throughout their asset lives by cascading them through different uses as they age. This provides a significant competitive advantage as GMSL can retain vessels for longer and reduce the frequency of capital expenditure requirements with a longer amortization period. GMSL’s fleet is operated by GMSL employees or long-term contractors.

Fleet Details

Vessels	Ownership	Lease Expiry	Joined Fleet	Age	Flag	Base Port

Maintenance - GMSL
Wave Venture	GMSL	N/A	Purchased -1999	32	UK	Victoria, Canada
Pacific Guardian	GMSL	N/A	New Build -1984	31	UK	Curacao
Wave Sentinel	GMSL	N/A	Purchased - 1999	19	UK	Portland, UK
Cable Retriever	ICPL	Jan-23	New Build - 1997	17	Singapore	Batangas, Philippines

Installation – GMSL
Sovereign	GMSL	N/A	New Build - 1991	23	UK	Portland, UK
Innovator	DYVI Cableship AS	May-25	New Build - 1995	19	UK	Portland, UK
Networker	GMSL	N/A	New Build - 1999	15	Panama	Batam, Indonesia

SBSS Joint Venture Vessels (49% share)
Installation
CS Fu Hai	SBSS	N/A	Purchased - 2003	15	Panama	Shanghai, China
Bold Maverick	SBSS	N/A	Purchased - 2012	14	Panama	Shanghai, China
CS Fu An	SBSS	N/A	Purchased - 2000	33	Panama	Shanghai, China

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

In addition to GEOCABLE, GMSL also developed and owns intellectual property associated with the Universal Joint in a consortium with other industry participants, a product which easily and effectively links together cables from different manufacturers. The Universal Joint has gained such prevalence in the industry that new fiber optic cables may be certified to meet the specifications of the Universal Joint, which is a service provided by GMSL among others, so that the subsea cable manufacturer can ensure compatibility of its subsea cable with other existing subsea cables and the standardized equipment on board cable repair vessels. GMSL benefits from its sales of the Universal Joint, and proceeds from GMSL sponsored training of jointing skills, but GMSL also enjoys the industry leadership and brand enhancement that come with creation of an industry leading product.

Intellectual Property

GMSL is looking to protect its interests in intellectual property and closely monitors industry changes, including with respect to GEOCABLE and Universal Joint.

Customers

GMSL’s customer base is made up primarily of blue-chip companies. Within the two kinds of services provided by GMSL, maintenance and repair and installation, contract length varies. Maintenance and repair contracts tend to be long-term upon inception (5-7 years), with a relatively high level of expected renewal rates and the customer is typically a consortium of different cable owners such as national, regional and international telecommunication companies and others who have an ownership interest in the subsea cables covered by the maintenance contract. GMSL charges a standing fee for cost of vessels in port plus margin, paid in advance proportionally by each member, and an additional daily call out fee for repairs paid by the specific cable owner(s). All four maintenance vessels are engaged on GMSL’s three current long term telecommunications maintenance contracts with ACMA, SEAIOCMA, and NAZ. Installation contracts tend to be much shorter term (30-150 days) and the counterparty tends to be a single client. Contracts are typically bid for on a fixed-sum basis with an initial upfront payment plus subsequent installments providing working capital support. Due to the added complexity of cable installation as opposed to maintenance, GMSL generally realizes higher margins on its installation contracts in the oil & gas and offshore power sectors. In 2015, GMSL experienced lower margins on its installation contracts as a result of competitive pressures supporting the aggressive market share expansion of GMSL’s most significant customer and the operations of GMSL's joint venture with Huawei Marine Networks, a turnkey installer of fiber optic cable and telecommunications systems.

Sales and Distributions

In the telecommunications cable market, cable maintenance is most often accomplished by zone maintenance contracts in which a consortium of telecommunications operators or cable owners contract with a maintenance provider like GMSL, over a long-term period of approximately five to seven years. GMSL has three cable maintenance agreements and these are a steady, high-quality source of income for GMSL. These maintenance contracts are usually re-awarded to incumbent providers unless there are significant performance issues which ultimately may mean that GMSL likely need not expend extra capital on retaining these contracts. GMSL constantly has a focused sales plan to build relationships with current and potential customers at regional and corporate offices and readily leverages Huawei Technologies’ large sales organization.

Marketing

In the oil & gas sector, GMSL has a focused sales and marketing plan to create relationships with major players in the oil & gas industries. In particular and despite the prevailing low oil price market conditions, GMSL hopes to use its expertise in installing PRM systems to forge new contacts with both the end users of PRM services, such as oil majors, and the PRM suppliers themselves. Additionally GMSL hopes to pursue a strategy of specialization in installing the small power and fiber optic cables that its competitors in the oil & gas and offshore power sectors find unprofitable and lack installation experience in.

In order to aid these plans for expansion, GMSL plans on increasing its fleet of maintenance and installation vessels anywhere from one to three vessels over the next several years. In particular, GMSL purchased a remotely operated vehicle (“ROV”) in 2015. Furthermore, it intends to acquire an installation vessel in 2016, to replace one of its older maintenance vessels in 2016, and purchase both a new hard-ground trencher machine in 2017 as well as a new build vessel in 2018, as funded 75/25 through vessel-financing.

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

Management and Employees

As of December 31, 2015, GMSL employed 316 people. GMSL’s employees are not formally represented by any labor union or other trade organization although the majority of the seafarers are members of an established trade union. GMSL considers relations with its employees to be satisfactory and it has never experienced a work stoppage or strike. GMSL regularly uses independent consultants and contractors to perform various professional services in different areas of the business, including in its installation and fleet operations and in certain administrative functions. Dick Fagerstal is a 3% interest holder, chairman and chief executive officer of Global Marine Holdings LLC, the parent holding company of Bridgehouse Marine Limited, and he is executive chairman of Global Marine Systems Limited. Mr. Fagerstal has served in an executive capacity for companies operating in various industries including energy, marine services, and their related infrastructure.

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

Insurance Segment (Continental Insurance, Inc.)

On December 24, 2015, we completed the acquisitions of Insurance Companies for aggregate consideration of approximately $18.6 million, subject to post-closing adjustments. The operations of the acquired companies were consolidated into our insurance operating segment, CIG.

Strategy

CIG currently provides long-term care, life and annuity coverage to approximately 99,000 individuals through its two Insurance Companies. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation. In conjunction with the purchase of the Insurance Companies on December 24, 2015, an Administrative Services Agreement was entered into under which Great American Life Insurance Company ("GALIC") has agreed to continue to administer the Insurance Companies' life and annuity businesses.

Employees and Operations.

CIG has a concentrated focus on long-term care insurance and is committed to the continued delivery of the best-practices services established by our insurance operations to its policy and certificate holders. Through investments in technology, a commitment to attracting, developing and retaining best-in-class insurance professionals, a dedication to continuing process improvements, and a focus on strategic growth, we believe CIG will be well equipped to maintain and improve the level of service provided to its customers and assume a leading role in the long-term care industry.

CIG’s plan is to leverage its existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care business. Growth opportunities are expected to come from:

•	future acquisitions of long-term care businesses and/or closed blocks of long-term care policies;

•	reinsurance arrangements; and

•	third party administration arrangements.

Products

Long Term Care Insurance

CIG's long-term care insurance products pay a benefit which is either a specified daily indemnity amount or reimbursement of actual charges up to a daily maximum for long-term care services provided in the insured’s home or in assisted living or nursing facilities. Benefits begin after a waiting period, usually 90 days or less, and are generally paid for a period of three years, six years, or lifetime.

Substantially all of the in-force long-term care insurance policies were sold after 1995 with all sales then being discontinued in January of 2010. Policies were issued in all states except for New York with Texas being the largest issue state with over 20% of the business. The existing block of policies include both individual and group products, but all individuals were individually underwritten. CIG's long-term care insurance products were sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. As part of CIG's strategy for its long-term care insurance business, management has been implementing, and expects to continue to pursue, significant premium rate increases on its blocks of business as actuarially justified. Premium rates vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment yields. CIG develops its assumptions based on its own claims and persistency experience and published industry tables.

Life Insurance and Annuities

CIG's life insurance products include Traditional, Term, Universal, and Interest Sensitive Life Insurance. Its annuity products include Flexible and Single Premium Deferred Annuities. CIG's life insurance business provides a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. All life insurance and annuity products are closed to new business. The life insurance products were issued with both full and simplified underwriting.

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new long-term care insurance products, it continues to service and receive net renewal premiums ($73.9 million in 2015, $74.0 million in 2014 and $76.8 million in 2013) on our in-force block of approximately 56,000 lives. Similarly, CIG continues to service and receive net renewal premiums ($13.1 million in 2015, $14.0 million in 2014 and $16.2 million in 2013) on its in-force block of approximately 43,000 life and annuity policies representing $326.1 million of net life face amount and $217.4 million of net annuity cash value at December 31, 2015.

Employees and Operations

As of December 31, 2015, CIG employed 77 people full-time, the majority of whom are employed on a salaried basis but some are on an hourly basis. Except for 2 remote employees working in California and Indiana, all other employees work out of the home office in Austin, TX. CIG considers its relations with its employees to be good and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Upon the purchase of UTA and CGI on December 24, 2015 a Transition Services Agreement was entered into with the prior owner, Great American Financial Resources ("Great American") in Cincinnati, OH, pursuant to which Great American agreed to continue to perform certain business functions such as IT, Finance, Investment, and Accounting for a period of 12 to 16 months to allow us time to secure the resources needed to take over those duties. Simultaneously, an Administrative Services Agreement was also entered into with Great American pursuant to which GALIC agreed to continue to administer the companies' life and annuity businesses for a period of no less than 5 years.

Reinsurance

CIG reinsures a significant portion of its insurance business with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. CIG participates in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. CIG also obtains reinsurance to meet certain capital requirements.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse CIG for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge CIG's obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. CIG's amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. As of December 31, 2015, $294.1 million of total CIG long-term care insurance reserves and liabilities and $90.3 million of life and annuity reserves and liabilities were reinsured.

Reserves for Policy Contracts and Benefits

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation required for statutory accounting.

CIG calculates reserves in conformity with GAAP which differ from those specified by the laws of the various states and reported in the statutory financial statements. These differences result from the use of mortality and morbidity tables and interest assumptions which CIG believes are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

The assumptions CIG uses to calculate its reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is not less favorable than our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include claim incidence rates, claim resolution rates, mortality and morbidity rates, policy persistency, interest rates, crediting spreads, and premium rate increases. CIG periodically reviews its experience and updates its policy reserves and reserves for all claims incurred, as it believes appropriate.

The statements of income include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments. If policy reserves using best estimate assumptions as of the date of a test for loss recognition are higher than existing policy reserves net of any deferred acquisition costs, the increase in reserves necessary to recognize the deficiency is also included in the change in reserves for future policy and contract benefits.

For further discussion of reserves, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 2. Summary of Significant Accounting Policies and 13. Life, Accident and Health Reserves of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investments

CIG manages its cash and invested assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity needs and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis. CIG’s liabilities are primarily supported by investments in investment grade, fixed maturity securities reflected on the Company’s consolidated balance sheets.

Upon the purchase of UTA and CGI on December 24, 2015 a Transition Services Agreement was entered into with the prior owner, Great American Financial Resources in Cincinnati, OH, a subsidiary of American Financial Group, under which American Money Management, a subsidiary of American Financial Group, has agreed to continue to perform investment management services related to UTA and CGI for a period of 12 to 16 months.

Regulation

The Company’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. We cannot predict the extent to which the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact the Company’s operations.

Most states have created insurance guaranty associations that assess solvent insurers to pay claims of insurance companies that become insolvent. Annual guaranty assessments for the Company’s insurance companies have not been material.

Telecommunications Segment (PTGI-International Carrier Services ("PTGi-ICS"))

Services and Customers

Our PTGi-ICS business unit provides customers with internet-based protocol and time-division multiplexing (TDM) access and transport of long distance voice minutes.

Competition

PTGi-ICS competes for the business of other telecommunications carriers and resellers on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long distance voice minutes are generated by connecting one telecom operator to another and charging a fee to do so.

Network

General. PTGi-ICS operates a global telecommunications network consisting of international gateway and domestic switching and related peripheral equipment, carrier-grade routers and switches for Internet and circuit based services. To ensure high-quality communications services, PTGi-ICS' network employs digital switching and fiber optic technologies, incorporates the use of VOIP protocols, SS7/C7 signaling and is supported by comprehensive network monitoring and technical support services.

Switching Systems. PTGi-ICS' network makes use of a carrier-grade international gateway and domestic switch system, Internet routers and media gateways in the U.S with points of presence throughout the world via third party interconnections.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (“PTTs”) is limited, PTGi-ICS has entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

Network Management and Control. PTGi-ICS owns and operates network management systems in Herndon, Virginia which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. Additional network monitoring, network management, and traffic management services are supported from our contingent Network Management Center located in Guatemala City, Guatemala. The network management control centers operate seven days per week and 24 hours per day.

Sales and Marketing

PTGi-ICS markets its services through a variety of sales channels, as summarized below:

•
Trade Shows. PTGi-ICS attends industry trade shows around the globe throughout the year. At each trade show PTGi-ICS markets to both existing and potential new customers through prearranged meetings, social gatherings and networking.

•	Business Development. A world class sales team globally focuses on developing PTGi-ICS’s business potential through ongoing communication and face to face meetings

Management Information and Billing Systems

PTGi-ICS operates management information, network and customer billing systems supporting the functions of network and traffic management, customer service and customer billing. For financial reporting, PTGi-ICS consolidates information from each of our markets into a single database.

PTGi-ICS believes that its financial reporting and billing systems are generally adequate to meet its business needs. However, in the future, PTGi-ICS may determine that it needs to invest additional capital to purchase hardware and software, license more specialized software and increase its capacity.

Government Regulation

PTGi-ICS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on it; (2) domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on it.

Regulation of the telecommunications industry continues to change rapidly in many jurisdictions. Privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that continuing deregulation with respect to portions of the telecommunications industry will create opportunities for firms such as us, there can be no assurance that deregulation and changes in regulation will be implemented in a manner that would benefit PTGi-ICS.

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2015 are described below:

United States. In the United States, PTGi-ICS' services are subject to the provisions of the Communications Act of 1934, as amended (the “Communications Act”), and other federal laws, the Federal Communications Commission (“FCC”) regulations, and the applicable laws and regulations of the various states.

 PTGi-ICS' interstate telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the Communications Act and the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on PTGi-ICS for violations of regulatory requirements.

International Service Regulation. The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries. PTGi-ICS provides such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. PTGi-ICS has obtained the authorizations required to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect PTGi-ICS's international business. FCC rules permit non-dominant carriers such as PTGi-ICS to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services.

On November 29, 2012, the FCC released an order removing the requirement for facilities-based U.S. carriers, like PTGi-ICS, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on all remaining U.S.-international routes with the exception of Cuba, thereby allowing carriers to negotiate market-based arrangements on those routes. The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information about any above-benchmark settlement rates to the FCC on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. PTGi-ICS may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but PTGi-ICS may also face greater price competition from other international service carriers. On November 9, 2015, the FCC issued a Public Notice indicating that it has begun the process of including Cuba within the liberalized settlements policy established in 2012. We cannot predict the actions the FCC will take in the future or their potential effect on PTGi-ICS's international termination rates, costs, or revenues.

Domestic Service Regulation. With respect to PTGi-ICS domestic U.S. telecommunications services, PTGi-ICS is considered a non-dominant interstate carrier subject to regulation by the FCC. FCC rules provide PTGi-ICS significant authority to initiate or expand its domestic interstate operations, but PTGi-ICS is required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. PTGi-ICS is also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules. Among other regulations, PTGi-ICS is subject to the Communications Assistance for Law Enforcement Act (“CALEA”) and associated FCC regulations which require telecommunications carriers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance.

 On November 8, 2013, the FCC released an order related to the completion of calls to rural areas. The order applies recordkeeping, retention and reporting obligations to certain providers of retail long-distance voice service. The rules require those providers to collect and retain information on long distance call attempts such as, but not limited to, the called number, the date and time of the call, the use of an intermediate provider, etc. The order also prohibits false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). While PTGi-ICS is not directly subject to these rules, PTGi-ICS may function as an intermediate provider within the meaning of these rules, which may require PTGi-ICS to provide information to its customers regarding calls that it carries on their behalf. We do not expect the costs of providing that information to be material.

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund (“USF”). Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions. If the FCC or the Universal Service Fund Administrator were to determine that the USF reporting for the Company, including PTGi-ICS, is not accurate or in compliance with FCC rules, PTGi-ICS could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF contribution mechanisms and the services considered when calculating the contribution. PTGi-ICS cannot predict the outcome of these proceedings or their potential effect on our contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that PTGi-ICS offers but that are not currently assessed USF contributions.

FCC rules require providers that originate interstate or intrastate traffic on or destined for the PSTN to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers, such as PTGi-ICS, must pass calling party number (“CPN”) or charge number (“CN”) signaling information they receive from other providers unaltered, to subsequent providers in the call path. While PTGi-ICS believes that it is in compliance with this rule, to the extent that it passes traffic that does not have appropriate CPN or CN information, PTGi-ICS could be subject to fines, cease and desist orders, or other penalties.

Utilities Segment (American Natural Gas)

American Natural Gas (“ANG”) is a premier retailer of compressed natural gas (“CNG”) that designs, builds, owns, operates and maintains natural gas fueling stations for the transportation industry. ANG’s principal business is supplying CNG for light-, medium- and heavy-duty vehicles and providing operation, repair and maintenance services for vehicle fleet customer stations.

ANG focuses its efforts on customers in a variety of markets, including heavy-duty trucking, airports, refuse, industrial and institutional energy users and government fleets. ANG seeks to retain its customers by offering state of the art fueling stations with exemplary service levels.

Market for Natural Gas as an Alternative Fuel for Vehicles

As of December 2015, Natural Gas Vehicles for America ("NGV America") estimates that there were approximately 1,640 CNG fueling stations in the United States and about 153,000 natural gas vehicles on American roads, including 39,500 heavy-duty vehicles (e.g. tractors, refuse trucks and buses), 25,800 medium-duty vehicles (e.g. delivery vans and shuttles) and 87,000 light-duty vehicles (e.g. passenger cars, sport utility vehicles, trucks and vans).

ANG believes that natural gas is an attractive alternative to gasoline and diesel for use as a vehicle fuel in the United States as it is plentiful, domestically produced, cleaner and generally cheaper than gasoline or diesel. Historically, oil, gasoline, and diesel prices have been highly volatile, while natural gas prices have generally been stable and lower than the cost of oil, gasoline and diesel on an energy equivalent basis. ANG also expects increasingly stringent federal, state and local air quality regulations, expanding initiatives by fleet operators to lower greenhouse gas emissions and increase fuel diversity and additional regulations mandating low carbon fuels, all of which supports increased market adoption of natural gas as an alternative to gasoline and diesel as a vehicle fuel. ANG believes these factors support current opportunities to market natural gas as a vehicle fuel in the United States.

Benefits of Natural Gas Fuel

Domestic and Plentiful Supply. Technological advances in natural gas drilling and production, including the widespread deployment of horizontal drilling techniques and the use of hydraulic fracturing, have unlocked vast natural gas reserves. The U.S. is now the number one producer of natural gas in the world, with proven, abundant and growing reserves of natural gas.

Less Expensive. Due to the abundance of natural gas, the cost of natural gas in the U.S. is less than the cost of crude oil, on an energy equivalent basis.
Based on projections from the U.S. Energy Information Administration, ANG believes that natural gas used as a transportation fuel will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the natural gas commodity makes up a smaller portion of the cost of a gasoline gallon equivalent (“GGE”) of CNG relative to the commodity portion of the cost of a GGE of diesel or gasoline, the price of a GGE of CNG is less sensitive to increases in the underlying commodity cost.

Cleaner. Natural gas contains less carbon than any other fossil fuel and thus produces fewer carbon dioxide emissions when burned. The California Air Resources Board ("CARB") has concluded that a CNG fueled vehicle emits 20 to 29 percent fewer greenhouse gas ("GHG") emissions than a comparable gasoline or diesel fueled vehicle on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce at least 13 to 21 percent fewer GHG emissions than comparable gasoline and diesel fueled vehicles.

Safer. As reported by NGV America, CNG is relatively safer than gasoline and diesel because it dissipates into the air when spilled or in the event of a vehicle accident. When released, CNG is less combustible than gasoline or diesel as it ignites only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. In addition, CNG is stored in above ground tanks and therefore the risk of soil or groundwater contamination is reduced. Currently, over 153,000 vehicles in the U.S. and 15.2 million worldwide, fuel safely with natural gas.

Natural Gas Vehicles

Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel powered vehicles. A natural gas vehicle uses sealed storage cylinders to hold CNG, specially designed fuel lines to deliver natural gas to the engine, and an engine tuned to run on natural gas. Natural gas fuels have higher octane content than gasoline or diesel, and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel powered vehicles of the same weight and engine class. Natural gas vehicles running on CNG are refueled using a hose and nozzle that makes an airtight seal with the vehicle's gas tank. For heavy-duty vehicles, spark ignited natural gas vehicles have proven to operate more quietly than diesel powered vehicles. Natural gas vehicles typically cost more than gasoline or diesel powered vehicles, primarily due to the higher cost of the storage systems that hold the CNG.

Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Approximately 50 different manufacturers in the U.S. produce 100 models of heavy-, medium- and light-duty natural gas vehicles and engines. These vehicles include long-haul tractors, refuse trucks, regional tractors, transit buses, cement trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. ANG expects that additional models and types of natural gas vehicles will become available as natural gas becomes more widely accepted as a vehicle fuel in the U.S.

Products and Services

CNG Sales. ANG sells CNG through fueling stations. CNG fueling station sales are made through stations located either on ANG owned or on ANG’s customers' properties and through ANG’s network of public access fueling stations. At these CNG fueling stations, ANG procures natural gas from local utilities or third-party marketers under standard, floating-rate or locked-in rate arrangements and then compresses and dispenses it into customers' vehicles. ANGs CNG fueling station sales are made primarily through contracts with customers. Under these contracts, pricing is principally determined on a cost plus basis, which is calculated by adding a margin to the utility price for natural gas. As a result, CNG total sales revenues increase or decrease as a result of an increase or decrease in the price of natural gas. The balance of ANG’s CNG fueling station sales are on a per fill-up basis at prices set at public access stations based on prevailing market conditions.

O&M Services. ANG performs operate and maintain (“O&M”) services for CNG stations that are owned by their customers. For these services, ANG generally charges either a monthly or per-GGE fee based on the volume of CNG dispensed at the station.

Station Construction and Engineering. ANG builds state of the art fueling stations, either serving as general contractor or supervising qualified third-party contractors, for themselves or their customers. ANG has also acquired existing stations that they did not build from third parties. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks.

Half of ANG’s fueling stations have separate public access areas for retail customers, which generally have comparable dispensing rates of traditional gasoline and diesel fueling stations.

Sales and Marketing

ANG focuses its sales and marketing efforts within the continental United States and targets such efforts primarily through direct sales. ANG’s sales and marketing group stays informed of proposed and newly adopted regulations in order to provide education on the value of natural gas as a vehicle fuel to current and future customers.

Key Markets and Customers

ANG targets customers in a variety of markets, such as trucking, airports, refuse, public transit and food and beverage distributors. In 2015, approximately 90% of ANG’s revenues from CNG sales came from customers with multi-year contracts based on committed fueling volumes.

Trucking and Food and Beverage Distributors. ANG believes that heavy-duty trucking represents one of the greatest opportunities for natural gas to be used as a vehicle fuel in the U.S. Fleets with high-mileage trucks consume significant amounts of fuel and can benefit from the lower cost of natural gas. Many shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight.

Refuse Haulers. According to INFORM, there are 179,000 waste collection, waste transfer and recycling vehicles on U.S. roads today - 91% of them diesel-fueled and most of them old. Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers' demands for reduced emissions and quieter performance. ANG serves several large independent waste haulers in the northeast. ANG believes that refuse companies are ideal customers as they can be served by centralized fueling infrastructure supported by a consistent monthly volume of fuel.

Corporate Information; Acquisitions and Divestitures

ANG was originally formed in 2011. In August 2014, HC2 acquired a 51% interest in ANG. In October 2014, ANG acquired Northville Natural Gas, which owned three stations in Indiana. ANG intends to continue to pursue additional acquisitions, divestitures, partnerships and investments as ANG becomes aware of opportunities that it believes will increase its competitive advantage, take advantage of industry developments, or enhance their market position.

Tax Incentives

Since October 2012, ANG has been eligible to receive the volumetric excise tax credit (“VETC”) federal alternative fuel tax credit of $0.50 per GGE of CNG sold as vehicle fuel. ANG will continue to be eligible to receive the VETC through 2016. The VETC is a renewable tax incentive and therefore may not be available after 2016. In addition, other U.S. federal and state government tax incentives are available to offset the cost of acquiring natural gas vehicles, converting vehicles to use natural gas or construct natural gas fueling stations.

Grant Programs

ANG continues to seek out and apply for, and help its fleet customers apply for federal, state and regional grant programs. These programs provide funding for natural gas vehicle conversions and purchases, natural gas fueling station construction and vehicle fuel sold.

Competition

The market for vehicle fuels is highly competitive. The biggest competition for CNG is gasoline and diesel, as the vast majority of vehicles in the are powered by gasoline and diesel. Many of the producers and sellers of gasoline and diesel fuels are large entities that have significantly greater resources than ANG has. ANG also competes with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage.

A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station operators, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than ANG has. Several natural gas utilities and their affiliates own and operate public access CNG stations that compete with ANG’s stations.

ANG competes for vehicle fuel users based on price of fuel, availability and price of vehicles that operate on natural gas, convenience and accessibility of its fueling stations, quality, cleanliness and safety of its fuel, and brand recognition. ANG expects competition to increase, particularly if and to the extent the demand for natural gas vehicle fuel increases. Increased competition would lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Government Regulation and Environmental Matters

Certain aspects of ANG’s operations are subject to regulation under federal, state, local and foreign laws. If ANG were to violate these laws or if the laws were to change, it would have a material adverse effect on ANG’s business, financial condition and results of operations. Regulations that significantly affect ANG’s operations are described below.

CNG Stations. To construct a CNG fueling station, ANG must satisfy permitting and other requirements and either ANG or a third party contractor must be licensed as a general engineering contractor. Each CNG fueling station must be constructed in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste and hazardous materials. ANG is also required to register with certain state agencies as a retailer/wholesaler of CNG.

ANG believes it is in material compliance with environmental laws and regulations and other known regulatory requirements. Compliance with these regulations has not had a material effect on ANG’s capital expenditures, earnings or competitive position but new laws or regulations or amendments to existing laws or regulations to make them more stringent, such as more rigorous air emissions requirements, proposals to make waste materials subject to more stringent and costly handling, disposal and clean-up requirements or regulations of greenhouse gas emissions, could require ANG to undertake significant capital expenditures in the future.

Life Sciences Segment (Pansend Life Sciences, Ltd. (“Pansend”))

Pansend is HC2’s life sciences segment focusing on the development of innovative technologies and products in the world of healthcare. Pansend has invested in the following four companies:

•
BeneVir Biopharm, Inc. (“BeneVir”), a development stage company focused on the development of a patent protected oncolytic virus, BV-2711, for the treatment of cancer. BeneVir's pre-clinical pipeline consists of oncolytic viruses delivered locally or systemically. Once inside tumors, the viruses are designed to selectively destroy cancer cells, evade elimination by the immune system, and activate multiple classes of anti-tumor immune cells. This multi-mechanistic approach builds upon key elements of both oncolytic virus and immune-checkpoint inhibitor approaches to cancer treatment and is designed to block the major methods that tumors use to subvert the immune system. BeneVir holds an exclusive worldwide license for BV-2711, a patent-protected novel compound;

•
R2 Dermatology, Incorporated, a company developing medical devices for the treatment of aesthetic and medical skin conditions. The device utilizes exclusive licensing rights to a novel technology developed at Massachusetts General Hospital and Harvard Medical School;

•
Genovel Orthopedics, Inc., a company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patent protected technology invented at New York University School of Medicine; and,

•
MediBeacon, Inc. (“MediBeacon”), a company developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. The MediBeacon system uses an optical skin sensor combined with a proprietary agent that glows in the presence of light. It provides clinicians continuous real-time monitoring of a patient’s kidney function. MediBeacon recently completed its first human clinical trials. In August 2015, Pansend agreed to provide MediBeacon with $22.4 million in staged financing.

Other Businesses and Investments

Outside of the above listed operating subsidiaries, which collectively represent $1,118.7 million, or 99.8% of our net revenue for 2015, we acquired DMi, Inc. (“DMi”), which owns licenses to create and distribute NASCAR® video games, for $6.0 million. Currently, DMi is working on several games including an all-new NASCAR racing simulation game for PlayStation 4, Xbox One,

PC and mobile games that are expected to be released in 2016. We also have made several noncontrolling investments, including $14.2 million for an approximate 25% ownership interest in Novatel, a publicly listed company that designs and develops wireless communications technologies and software-as-a-service solutions for the Internet of Things, and $5.6 million for a 40% interest in Nervve Technologies, Inc. (“Nervve Technologies”), an information technology company with a unique capability to search video footage, which is able to search an hour of video in less than five seconds. Nervve Technologies’ core technology utilizes a search by example methodology to automatically search massive amounts of video and image data for objects of interest.

See Note 20. Operating Segment and Related Information for additional detail regarding our operating segments and financial information by geographic area.

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

Corporate Information

The Company was incorporated in 1994. The Company’s executive offices are located at 505 Huntmar Park Drive, Suite 325, Herndon, VA 20170. The Company’s telephone number is (703) 865-0700. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company and its subsidiaries. A wide range of events and circumstances could materially affect our overall performance, the performance of particular businesses and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.

Risks Related to Our Businesses

We have restated our prior financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price.

In March 2016, we restated our financial statements for the fiscal year ended December 31, 2014, and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit Committee upon management’s recommendation following the identification of errors related to our recording of a bargain purchase gain associated with the acquisition of American Natural Gas and the treatment of transaction costs and the calculation of the net operating loss limit following an Internal Revenue Code Section 382 ownership change in May 2014, as well as the consideration of other known out-of-period errors that had been waived in 2014.

The fact that we have restated our prior consolidated financial statements may subject us to shareholder or other litigation, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We identified a material weakness in our internal control over financial reporting related to the preparation and reivew of our income tax provision and related accounts, the valuation of a business acquisition, and the application of U.S. GAAP to complex and/or non-routine transactions, which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner .

As previously disclosed, in connection with the preparation of the Company’s 2014 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management determined that the Company did not have the technical knowledge nor management review controls to ensure the completeness and accuracy of the data used in the computation of income tax expense, taxes payable or receivable and deferred tax assets and liabilities. Subsequently, management also identified a material weakness in our internal controls over the valuation of a business acquisition and the application of U.S. GAAP to complex and/or non-routine transactions. In particular, the Company determined that it incorrectly valued its acquisition of American Natural Gas, completed on August 1, 2014, in its financial statements for the quarter ended September 30, 2014 as required by FASB Accounting Standards Codification 805. In addition, we determined that the valuation of the net assets acquired was incorrect. Further, the Company determined that it incorrectly classified funds released from escrow totaling $29.2 million as cash flows from operating activities rather than cash flows from investing activities in its Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014. The funds related to the 2013 sales of the North American Telecom and BLACKIRON Data business units.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2015, management concluded that, as a result of the remediation efforts that took place in 2015, which are described in Item 9A “Controls and Procedures,” our internal control over financial reporting was effective.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized a net loss attributable to HC2 of $35.6 million in 2015, a net loss of $14.4 million in 2014 and a net income of $111.6 million in 2013 (after taking into account $148.8 million of gain from the sale of discontinued operations, net of tax), and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $(32.6) million in 2015, $3.7 million in 2014 and $(20.3) million in 2013.

We are dependent on certain key personnel, the loss of which may adversely affect our financial condition or results of operations.

HC2 and its operating subsidiaries depend, and will continue to depend in the foreseeable future, on the services of HC2’s and our operating subsidiary teams, in particular, our Chief Executive Officer, Philip Falcone, and other key personnel, which may consist of a relatively small number of individuals that possess sales, marketing, engineering, financial, technical and other skills that are critical to the operation of our businesses. The executive management teams that lead our subsidiaries are also highly experienced and possess extensive skills in their relevant industries. The ability to retain officers and key senior employees is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing management and key personnel, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder the ability of such businesses to effectively compete in the various industries in which we operate.

We have significant indebtedness and other financing arrangements and could incur additional indebtedness and other obligations, which could adversely affect our business and financial condition.

We have a significant amount of indebtedness and Preferred Stock. As of December 31, 2015, our total outstanding indebtedness was $371.9 million and the accrued value of our Preferred Stock was $52.6 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements.

Additional risks relating to our indebtedness and other financing arrangements include:

•
our 11% Notes are secured by substantially all of HC2’s assets and those of certain of HC2’s subsidiaries that have guaranteed the 11% Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;

•	certain assets of our subsidiaries are pledged to secure their indebtedness, and those assets cannot be pledged to secure other financings;

•	increased vulnerability to general adverse economic and industry conditions;

•	higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies are not effective to mitigate the effects of these increases;

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including those under (a) the 11% Notes Indenture governing the 11% Notes, (b) the Schuff Facility and (c) the GMSL Facility, as well as the obligations with respect to our (i) 30,000 shares of Series A Preferred Stock issued on May 29, 2014 (of which 828 shares have been converted into common stock as of December 31, 2015), (ii) 11,000 shares of Series A-1 Preferred Stock issued on September 22, 2014 (of which 1,000 shares have been converted into common stock as of December 31, 2015), and (iii) 14,000 shares of Series A-2 Preferred Stock (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”) issued on January 5, 2015, each of which is governed by a certificate of designation forming a part of HC2’s Certificate of Incorporation (collectively, the “Certificates of Designation”), could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and Preferred Stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

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

The Certificates of Designation provide the holders of our Preferred Stock with consent and voting rights with respect to certain of the matters referred to above, in addition to certain corporate governance rights and the rights to participate in certain of our financing transactions, including certain private placements. These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business and operations.

We may issue additional shares of common stock or preferred stock, which could dilute the interests of our stockholders and present other risks.

Our certificate of incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of up to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2015, HC2 has 35,249,749 shares of its common stock issued and outstanding, and 53,172 shares of Preferred Stock issued and outstanding. However, the Certificate of Incorporation authorizes our Board of Directors to, from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of Preferred Stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

We may issue shares of common stock or additional shares of preferred stock to raise additional capital, to complete a business combination or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or pursuant to other employee incentive plans, any of which could dilute the interests of our stockholders and present other risks.

The issuance of additional shares of common stock or preferred stock may, among other things:

•	significantly dilute the equity interest and voting power of all other stockholders;

•
subordinate the rights of holders of our outstanding common stock and/or Preferred Stock if preferred stock is issued with rights senior to those afforded to holders of our common stock and/or Preferred Stock;

•
trigger an adjustment to the price at which all or a portion of our outstanding Preferred Stock converts into our common stock, if such stock is issued at a price lower than the then-applicable conversion price;

•	entitle our existing holders of Preferred Stock to purchase a portion of such issuance to maintain their ownership percentage, subject to certain exceptions;

•	entitle Philip Falcone to purchase additional shares of our common stock pursuant to the terms of his existing option agreement;

•	call for us to make dividend or other payments not available to the holders of our common stock; and

•	cause a change in control of our company if a substantial number of shares of our common stock is issued and/or if additional shares of preferred stock having substantial voting rights are issued.

The issuance of additional shares of common stock or preferred stock, or perceptions in the market that such issuances could occur, may also adversely affect the prevailing market price of our outstanding common stock and impair our ability to raise capital through the sale of additional equity securities.

Future sales of substantial amounts of our common stock by holders of our Preferred Stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2015, the holders of our outstanding Preferred Stock had certain rights to convert their Preferred Stock into an aggregate amount of 11,078,030 shares of our common stock.

Pursuant to a second amended and restated registration rights agreement (the “Registration Rights Agreement”) entered into in connection with the issuance of the Preferred Stock, we have granted registration rights to the purchasers of our Preferred Stock and certain of their transferees with respect to HC2 common stock held by them and common stock underlying the Preferred Stock. This Registration Rights Agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of our common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in general economic conditions; and

•	actions of our equity investors, including sales of our common stock by significant shareholders.

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

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to Schuff, GMSL, ICS and insurance operations.

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

We have adopted a business strategy that contemplates that we will expand our operations, including any future acquisitions or other business opportunities, and as a result we are required to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our information technology systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In 2014, substantial acquisitions of our common stock were reported by new beneficial owners on Schedule 13D filings made with the SEC and we issued shares of our Preferred Stock, which are convertible into a substantial number of shares of our common stock. During the second quarter of 2014, we completed a Section 382 review. The conclusions of this review indicated that an ownership change had occurred as of May 29, 2014. Our annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year. As of December 31, 2014, we had a U.S. NOL carryforward in the amount of $62.7 million.

As a result of our common stock offering in November 2015, we triggered another ownership change, imposing an additional limitation on the use of our NOL carryforward amounts. While this ownership change may impact the timing of our ability to use these losses, we currently do not expect this additional limitation to further reduce the total amount of NOL carryforward amounts. However, there can be no assurance that future ownership changes would not negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

We and our subsidiaries may not be able to attract additional skilled personnel.

We may not be able to attract new personnel, including management and technical and sales personnel, necessary for future growth or to replace lost personnel. In particular, the activities of some of our operating subsidiaries, such as GMSL and the Insurance Companies, require personnel with highly specialized skills. Competition for the best personnel in our businesses can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract qualified personnel.

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

While we have adopted a code of ethics applicable to our officers and directors reasonably designed to promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, we have neither adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any transaction to which we are a party or in which we have an interest nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest and, subject to the terms of any applicable covenants in financing arrangements or other agreements we may enter into from time to time, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

In the course of their other business activities, certain of our current and future directors and officers may become aware of business and acquisition opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Such directors and officers may therefore not present otherwise attractive business or acquisition opportunities to us.

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

We have not held, and do not hold, ourselves out as an investment company and do not believe we are an investment company under the Investment Company Act of 1940. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would subject us to disclosure and accounting rules geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.

We are subject to litigation in respect of which we are unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our financial condition and results of operations.

We are currently, and may become in the future, party to legal proceedings that are considered to be either ordinary or routine litigation incidental to our current or prior businesses or not material to our financial position or results of operations. We also are currently, or may become in the future, party to legal proceedings with the potential to be material to our financial position or results of operations. There can be no assurance that we will prevail in any litigation in which we may become involved, or that our insurance coverage will be adequate to cover any potential losses. To the extent that we sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. See Item 3, "Legal Proceedings."

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

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargo;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases or fear of such outbreaks;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “Bribery Act”);

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

The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, including the European Union and the United Kingdom, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance.

In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could materially adversely affect our business, financial condition or results of operations.

The Company has compliance policies in place for its employees with respect to FCPA, OFAC and similar laws. Our subsidiaries also have relevant compliance policies in place for their employees, which are tailored to their operations. However, there can be no assurance that our employees, consultants or agents, or those of our subsidiaries or investees, will not engage in conduct for which we may be held responsible. Violations of the FCPA, the Bribery Act, the rules and regulations established by OFAC and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could materially adversely affect our business, financial condition or results of operations.

We may be required to expend substantial sums in order to bring the Insurance Companies, as well as other companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to attest to, and report on the internal control over financial reporting, for these companies.  In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We did not conduct a formal evaluation of our acquired the Insurance Companies’ internal control over financial reporting prior to the acquisition.  The Insurance Companies were subject to Sarbanes-Oxley Act requirements; however, we cannot be certain that the internal controls are effective.  We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the Insurance Companies and other companies we acquire.   Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

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

We may face delays in completing acquisitions, including in acquiring full ownership of our operating companies. For example, while we intend to complete the short form merger of Schuff, the timing of such merger is uncertain and we cannot assure you that we will complete such merger in the near term or at all.

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

In addition, we may not be able to integrate acquisitions successfully, including Schuff, GMSL and the Insurance Companies, as defined below, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

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

We also own a minority interest in a number of entities, such as Novatel, over which we do not exercise or have only limited management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future, which may increase our indebtedness or reduce the amount of our available cash and could adversely affect our financial condition, results of operations and liquidity.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transactions we complete in the future. These costs may increase our indebtedness or reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions, including our acquisition of Schuff, GMSL and the Insurance Companies, in fiscal quarters subsequent to the quarter in which such investments and acquisitions were consummated.

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

We and our subsidiaries rely on trademark, copyright, trade secret, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our ability to generate revenue and our competitive position may be harmed.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and pending U.S. patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, some of our operating subsidiaries may use trademarks which have not be registered and may be more difficult to protect.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

Our operations could be impacted by events outside of our control.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our operations may be suspended or our computer systems may be inaccessible to our employees, customers, or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our facilities, data or systems are disabled or destroyed.

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

ANG faces intense competition from oil and gas companies, retail fuel providers, industrial gas companies, natural gas utilities, and other organizations that have far greater resources and brand awareness than ANG has.

A significant number of established businesses, including oil and gas companies, natural gas utilities, industrial gas companies, station owners and other organizations have entered or are planning to enter the natural gas fuels market. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than ANG has. Natural gas utilities continue to own and operate natural gas fueling stations. Utilities in Michigan, Illinois, New Jersey, North Carolina and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. ANG expects competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. ANG’s failure to compete successfully would adversely affect ANG’s business and financial results, even if ANG is successful in implementing its business plan.

The infrastructure to support gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle fuels.

Gasoline and diesel fueling stations and service infrastructure are widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States, they will require a promotional and educational effort and the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, as well as government and clean air groups, and ANG may face resistance from oil companies and other vehicle fuel companies.

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

Risks Related to the Insurance Companies’ business

Our acquisition of the Insurance Companies is subject to certain post-closing adjustments.
In December 2015, pursuant to the terms of an amended and restated stock purchase agreement (the “SPA”) between us and Great American Financial Resources, Inc. (“Great American”) and Continental General Corp. (“CGC,” and together with Great American, the “Sellers of the Insurance Companies”), we purchased all of the issued and outstanding shares of common stock of the Insurance Companies, as well as all assets owned by the Sellers of the Insurance Companies or their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The Insurance Companies are providers of long-term care and life insurance policies and annuity contracts. Consideration associated with the purchase remains subject to further post-closing adjustments, primarily related to the balance sheets of each of the Insurance Companies as of the closing date.

If the Insurance Companies are unable to retain, attract and motivate qualified employees, their results of operations and financial condition may be adversely impacted and they may incur additional costs to recruit replacement and additional personnel.

CIG is highly dependent on its senior management team and other key personnel for the operation and development of its business. CIG faces intense competition in retaining and attracting key employees including actuarial, finance, legal, risk, compliance and other professionals.

The Insurance Companies comprise the core of our new insurance business segment, CIG. CIG will retain key personnel which we believe are necessary for the success of the business. As we do not currently have substantial insurance company holdings, we also expect that CIG will add headcount as it fills out its platform to handle aspects of the business that are currently under its transition services agreement with the Sellers of the Insurance Companies (the “Transition Services Agreement”).

Because the insurance industry is highly regulated and requires specific skills, these arrangements are important to the continued operation of the Insurance Companies and the successful implementation of the acquisition of the Insurance Companies. Services covered under the Transition Services Agreement include various support functions needed for the continuation of the business as CIG transitions to a fully standalone platform; such services include certain IT functions, investment management, finance and accounting.
Any failure to attract and retain key members of CIG’s management team or other key personnel going forward could have a material adverse effect on CIG’s business, financial condition and results of operations.

The amount of statutory capital that CIG’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of CIG’s control.

CIG’s insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and health insurance companies. The RBC formula for life and health insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by CIG’s insurance subsidiaries (which are sensitive to equity market and credit market conditions), the amount of additional capital CIG’s insurance subsidiaries must hold to support business growth, changes in reserve requirements applicable to CIG’s insurance subsidiaries, CIG’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the National Association of Insurance Commissioners’ (“NAIC”) RBC formula. Many of these factors are outside of CIG’s control. The financial strength of CIG’s insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios.

Additionally, in connection with the consummation of the acquisition, the Company has agreed with the Ohio Department of Insurance (“ODOI”) that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance (“TDOI”) that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

CIG’s results and financial condition may be negatively affected should actual performance differ from management’s assumptions and estimates.

CIG makes certain assumptions and estimates regarding mortality, morbidity (i.e., frequency and severity of claims, including claim termination rates and benefit utilization rates), health care experience (including type of care and cost of care), persistency (i.e., the probability that a policy or contract will remain in-force from one period to the next), future premium increases, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to its business and anticipated results. The long-term profitability of CIG’s insurance products depends upon how CIG’s actual experience compares with its pricing and valuation assumptions. For example, if morbidity rates are higher than underlying pricing assumptions, CIG could be required to make greater payments under its long-term care insurance policies than currently projected, and such amounts could be significant. Likewise, if mortality rates are lower than CIG’s pricing assumptions, CIG could be required to make greater payments and thus establish additional reserves under both its long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than CIG’s pricing and valuation assumptions, CIG could be required to make greater payments under its life insurance policies than currently projected.

The above-described assumptions and estimates incorporate assumptions about many factors, none of which can be predicted with certainty. CIG’s actual experiences, as well as changes in estimates, are used to prepare CIG’s consolidated statements of operations. To the extent CIG’s actual experience and changes in estimates differ from original estimates, CIG’s business, operations and financial condition may be materially adversely affected.

The calculations CIG uses to estimate various components of its balance sheet and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. CIG currently employs various techniques for such calculations including engaging third party studies and from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. However, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, CIG’s results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

If CIG’s reserves for future policy claims are inadequate as a result of deviations from management’s assumptions and estimates or other reasons, CIG may be required to increase reserves, which could have a material adverse effect on its results of operations and financial condition.

CIG calculates and maintains reserves for estimated future payments of claims to policyholders and contract holders in accordance with U.S. GAAP and statutory accounting practices. These reserves are released as those future obligations are paid, experience changes or policies lapse. The reserves reflect estimates and actuarial assumptions with regard to future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. CIG’s future financial results depend significantly on the extent to which actual future experience is consistent with the assumptions and methodologies used in pricing CIG’s insurance products and calculating reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have material impacts on reserves, results of operations and financial condition.

Because these factors are not known in advance and have the potential to change over time, they are difficult to accurately predict and are inherently uncertain, CIG cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. In addition, CIG includes assumptions for anticipated (but not yet filed) future premium rate increases in its determination of loss recognition testing of long-term care insurance reserves under U.S. GAAP and asset adequacy testing of statutory long-term care insurance reserves. CIG may not be able to realize these anticipated results in the future as a result of its inability to obtain required regulatory approvals or other factors. In this event, CIG would have to increase its long-term care insurance reserves by amounts that could be material. Moreover, CIG may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (when it has the right to do so) or alternatively by reducing benefits.

The risk that CIG’s claims experience may differ significantly from its pricing assumptions is significant for its long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, actual claims experience will emerge over many years after pricing and locked-in valuation assumptions have been established. For example, changes in the economy, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, among other factors, may have a material adverse impact on future loss trends. Moreover, long-term care insurance does not have as extensive of claims experience history of life insurance, and as a result, CIG’s ability to forecast future claim costs for long-term care insurance is more limited than for life insurance.

For long-duration contracts (such as long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases), are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. CIG regularly reviews its reserves and associated assumptions as part of its ongoing assessment of business performance and risks. If CIG concludes that its reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, CIG would be required to increase its reserves and incur charges in the period in which such determination is made. The amounts of such increases may be significant and this could materially adversely affect CIG’s results of operations and financial condition and may require additional capital in CIG’s businesses.

Insurers that have issued or reinsured long-term care insurance policies have recognized, and may recognize in the future, substantial losses in order to strengthen reserves for liabilities to policyholders in respect of such policies. Such losses may be due to the effect of changes in assumptions of future investment yields, changes in claims, expense, persistency assumptions or other factors. CIG is subject to similar risks that adverse changes in any of its reserve assumptions in future periods could result in additional loss recognition in respect of its business.

CIG’s inability to increase premiums on in-force long-term care insurance policies by sufficient amounts or in a timely manner may adversely affect CIG’s results of operations and financial condition.

The success of CIG’s strategy for its run-off long-term care insurance business assumes CIG’s ability to obtain significant price increases, as warranted and actuarially justified based on its experience on its in-force block of long-term care insurance policies. The adequacy of CIG’s current long-term care insurance reserves also depends significantly on this assumption and CIG’s ability to successfully execute its in-force management plan through increased premiums as anticipated.

Although the terms of CIG’s long-term care insurance policies permit CIG to increase premiums during the premium-paying period, these increases generally require regulatory approval, which often have long lead times to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation, which would further limit increases in long-term care insurance premium rates, beyond the rate stability legislation previously adopted in certain states.

Such long-term care insurance rate increase legislation would adversely impact CIG’s ability to achieve anticipated rate increases. CIG can neither predict how policyholders, competitors and regulators may react to any rate increases; nor, whether regulators will approve regulated rate increases. If CIG is not able to increase rates to the extent it currently anticipates, CIG may be required to establish additional reserves and make greater payments under long-term care insurance policies than it currently projects.

CIG is highly regulated and subject to numerous legal restrictions and regulations.

CGI conducts its business throughout the United States, excluding New York State, and UTA conducts its business throughout the United States, excluding New York, New Hampshire and Vermont.  Both CGI and UTA are subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of CIG’s business, which may include, among other things, premium rates and increases thereto, privacy, claims denial practices, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of CIG and its insurance subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of CIG and its insurance subsidiaries that could, if determined adversely, have a material impact on CIG.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. CIG cannot predict the amount or timing of any such future assessments.

Although CIG’s business is subject to regulation in each state in which it conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on CIG’s business, operations and financial condition.

CIG is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is further risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to CIG’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause CIG to change its views regarding the actions it should take from a legal risk management perspective, which could necessitate changes to CIG’s practices that may, in some cases, limit its ability to grow and improve profitability.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements.

At the federal level, bills are routinely introduced in both chambers of the U.S. Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter for insurance companies or a federal presence in insurance regulation, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters.

CIG cannot predict whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect CIG or whether these effects will be material.

Other types of regulation that could affect CIG include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws. CIG cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on CIG if enacted into law.

CIG’s reinsurers could fail to meet assumed obligations or be subject to adverse developments that could materially adversely affect CIG’s business, financial condition and results of operations.

CIG, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, CIG remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, CIG bears credit risk with respect to its reinsurers. CIG, through reinsurance to its insurance subsidiaries, currently faces material reinsurance obligations to Loyal American Life Insurance Company (“Loyal”) (rated A- by A.M. Best), Hannover Life Reassurance Company (“Hannover”) (rated A+ by A.M. Best) and GALIC (rated A by A.M. Best). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover or GALIC, to pay under the terms of its reinsurance agreement with CIG could materially adversely affect CIG’s business, financial condition and results of operations.

Reinsurers are currently facing many challenges regarding illiquid credit or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, CIG’s business, financial condition and results of operations could be materially adversely affected.

CIG’s financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience.

CIG makes assumptions regarding the fair value and expected future performance of its investments. For example, CIG expects that its investments in residential and commercial mortgage-backed securities will continue to perform in accordance with their contractual terms, based on assumptions that CIG believes are industry standard and those that a reasonable market participant would use in determining the current fair value and the performance of the underlying assets. It is possible that the underlying collateral of these investments will perform more poorly than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on CIG’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments within CIG’s portfolio of mortgage-backed and asset-backed securities.

In addition, expectations that CIG’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the corporate securities in which CIG has invested will perform more poorly than current expectations. Such events may lead CIG to recognize potential future other-than-temporary impairments within its portfolio of corporate securities. It is also possible that such unanticipated events would lead CIG to dispose of certain of those holdings and recognize the effects of any market movements in its financial statements. Furthermore, actual values may differ from CIG’s assumptions. Such events could result in a material change in the value of CIG’s investments, business, operations and financial condition.

Interest rate fluctuations and withdrawal demands in excess of assumptions could negatively affect CIG’s business, financial condition and results of operations.

CIG’s business is sensitive to interest rate fluctuations, volatility and the low interest rate environment. For the past several years interest rates have trended downwards to historically low levels. In order to meet policy and contractual obligations, CIG must earn a sufficient return on invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose CIG to the risk of not achieving sufficient return on invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts.

Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of outstanding contracts.

Both rising and declining interest rates can negatively affect CIG’s interest earnings and spread income (the difference between the returns CIG earns on its investments and the amounts that it must credit to policyholders and contract holders). While CIG develops and maintains asset liability management (“ALM”) programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect its business, financial condition and results of operations.

An extended period of declining interest rates or a prolonged period of low interest rates may cause CIG to change its long-term view of the interest rates that CIG can earn on its investments. Such a change would cause CIG to change the long-term interest rate that it assumes in its calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.

CIG is subject to financial disintermediation risks in rising interest rate environments.

CIG’s insurance subsidiaries offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, CIG manages its liabilities and configure its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of its assets are relatively illiquid. There can be no assurance that actual withdrawal demands will match its estimated withdrawal demands.

As interest rates increase, CIG is exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring CIG to liquidate assets in an unrealized loss position. If CIG experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on CIG’s business, financial condition and results of operations.

Additionally, CIG may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.

CIG’s investments are subject to market, credit, legal and regulatory risks that could be heightened during periods of extreme volatility or disruption in financial and credit markets.

CIG’s invested assets are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to other-than-temporary impairments of assets in CIG’s investment portfolio.

The value of CIG’s mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific circumstances affecting the overall default rate.

Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on CIG’s results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. In addition, market volatility can make it difficult for CIG to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on CIG’s results of operations or financial condition.

Credit market volatility or disruption could adversely impact CIG’s investment portfolio.

Significant volatility or disruption in credit markets could have a material adverse effect on CIG’s investment portfolio, and, as a result, CIG’s business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in CIG’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in CIG’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within CIG’s investment portfolio.

Concentration of CIG’s investment portfolio in any particular economic sector or asset type may increase CIG’s exposure to risk if that area of concentration experiences events that cause underperformance.

CIG’s investment portfolio may be concentrated in areas, such as particular industries, groups of related industries, asset classes or geographic areas that experience events that cause underperformance of the investments. While CIG seeks to mitigate this risk through portfolio diversification, if CIG’s investment portfolio is concentrated in any areas that experience negative events or developments, the impact of those negative events may have a disproportionate effect on CIG’s portfolio, which may have an adverse effect on the performance of the CIG’s investment portfolio.

CIG may be required to increase its valuation allowance against its deferred tax assets, which could materially adversely affect CIG’s capital position, business, operations and financial condition.

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, in essence, represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.

If future events differ from CIG’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on CIG’s capital position, business, operations and financial condition.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

CIG operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive or non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.

Companies in the financial services industry are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

The financial services industry, including insurance companies, is sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some financial services companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial services companies, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or CIG.

CIG is dependent on the performance of others under the Transition Services Agreement and on an ongoing basis as part of its business.

CIG is dependent on the performance of third parties as part of its business. In the near term, CIG will depend on the Sellers of the Insurance Companies, under the Transition Services Agreement, for the performance of certain transitional services and administrative services with respect to the life insurance, annuity and long-term care business of CIG’s insurance subsidiaries.

In addition, various other third parties provide services to CIG or are otherwise involved in CIG’s business operations, on an ongoing basis. For example, CIG’s operations are dependent on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.

Any failure by any of the Sellers of the Insurance Companies or such other third party providers to provide such services, could have a material adverse effect on CIG’s business or financial results.

CIG also depends on other parties that may default on their obligations to CIG due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on CIG’s financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of CIG or represent CIG in various capacities. Consequently, CIG may be held responsible for obligations that arise from the acts or omissions of these other parties.

If CIG does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, CIG may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, CIG’s reliance on third-party service providers that it does not control does not relieve CIG of its responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in CIG becoming liable to parties who are harmed and may result in litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect the reputation and sales of CIG and its products.

The occurrence of computer viruses, network security breaches, cyber-attacks, data corruption, or other unanticipated events could affect the data processing systems of CIG or its business partners and could damage CIG’s business.

CIG retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Despite CIG’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. Anyone who is able to circumvent CIG’s security measures and penetrate CIG’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of CIG’s computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage CIG’s reputation in the marketplace, subject CIG to significant civil and criminal liability, and require CIG to incur significant technical, legal, and other expenses.

CIG’s insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.

CIG’s long-term strategic capital requirements will depend on many factors, including acquisition activity, CIG’s ability to manage the run-off of in-force insurance business, CIG’s accumulated statutory earnings and the relationship between the statutory capital and surplus of CIG’s insurance subsidiaries and various elements of required capital. To support its capital requirements and/or finance future acquisitions, CIG may need to increase or maintain statutory capital and surplus through financings, which could include debt or equity financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. We are not obligated to, and may choose not to or be unable to, provide financing or make any future capital contribution to CIG’s insurance subsidiaries. Consequently, financing, if available at all, may be available only on terms that are not favorable to CIG.

New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact CIG.

CIG is required to comply with US GAAP. A number of organizations are instrumental in the development and interpretation of US GAAP such as the SEC, the Financial Accounting Standards Board, and the American Institute of Certified Public Accountants. US GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. CIG can give no assurance that future changes to US GAAP will not have a negative impact on CIG.

The application of US GAAP to insurance businesses and investment portfolios, like CIG's, involves a significant level of complexity and requires a number of factors and judgments. US GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in CIG’s financial statements.

In addition, CIG’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to ongoing review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect CIG. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. CIG cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect CIG. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. CIG cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of CIG and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. CIG can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on CIG.

CIG is exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect CIG’s business, financial condition and results of operations.

Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect CIG’s operations and results. No assurance can be given that there are not risks that have not been predicted or protected against that could have a material adverse effect on CIG. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of CIG or its reinsurers. Claims arising from such events could have a material adverse effect on CIG’s business, operations and financial condition, either directly or as a result of their effect on its reinsurers or other counterparties. While CIG has taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.

In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the administration of CIG’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on CIG’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect CIG’s asset portfolio.

Future acquisition transactions may not be financially beneficial to CIG.

In the future, CIG may pursue acquisitions of insurance companies and/or blocks of insurance businesses through merger, stock purchase or reinsurance transactions or otherwise. Lines of business that may be acquired include but are not limited to, standalone long-term care, life and annuity products, life and annuity products with long-term care and critical illness features, and supplemental health products.

There can be no assurance that the performance of the companies or blocks of business acquired will meet CIG’s expectations, or that any of these acquisitions will be financially advantageous for CIG. The evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business or portfolio, could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the acquired entities or blocks of business are unable or unwilling to meet their indemnification, reinsurance and other obligations to CIG (if any such obligations are in place).
CIG’s ability to manage its growth through acquisitions will depend, in part, on its success in addressing these risks. Any failure to effectively implement CIG’s acquisition strategies could have a material adverse effect on CIG’s business, financial condition or results of operations.

CIG may be unable to execute acquisition transactions in accordance with its strategy.

The market for acquisitions of life or health insurers and blocks of like businesses is highly competitive, and there can be no assurance that CIG will be able to identify acquisition targets at acceptable valuations, or that any such acquisitions will ultimately achieve projected returns. In addition, insurance is a highly regulated industry and many acquisition transactions are subject to approval of state insurance regulatory authorities, and therefore involve heightened execution risk.

On October 7, 2013, the New York State Department of Financial Services announced that Philip A. Falcone, now our Chairman, President and Chief Executive Officer, had committed not to exercise control, within the meaning of New York insurance law, of a New York-licensed insurer for seven years (the “NYDFS Commitment”). Mr. Falcone, who at the time of the NYDFS Commitment was the Chief Executive Officer and Chairman of the Board of Harbinger Group Inc. (“HGI”), also committed not to serve as an officer or director of certain insurance company subsidiaries and related subsidiaries of HGI or to be involved in any investment decisions made by such subsidiaries, and agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. However, it was also noted that in the event compliance with the NYDFS Commitment proves impracticable, including in the context of merger, acquisition or similar transactions, then the terms of the NYDFS Commitment may be reconsidered and modified or withdrawn to the extent determined to be appropriate by the NYDFS Insurance regulatory authorities may consider the NYDFS Commitment in the course of a review of any prospective acquisition of an insurance company or block of insurance business by us or CIG, increasing the risk that any such transaction may be disapproved, or that regulatory conditions will be applied to the consummation of such an acquisition which may adversely affect the economic benefits anticipated to be derived by us and/or CIG from such transaction.

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

As Schuff obtains new significant project awards, these projects may use larger sums of working capital than other projects and Schuff’s backlog may become concentrated among a smaller number of customers. Approximately $167.8 million, representing 44.1%, of Schuff’s backlog at December 31, 2015 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in Schuff’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, Schuff’s results of operations, cash flows or financial position could be adversely impacted.

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

As of December 31, 2015, Schuff had a backlog of work to be completed of approximately $380.8 million ($252.7 million under contracts or purchase orders and $128.1 million under letters of intent). Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by Schuff during a given period, including legally binding commitments without a defined scope. Commitments may be in the form of written contracts, letters of intent, notices to proceed and purchase orders. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed, which increases or decreases to reflect modifications in the work to be performed under a given commitment. The revenue projected in Schuff’s backlog may not be realized or, if realized, may not be profitable as a result of poor contract terms or performance.

Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if Schuff’s backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, Schuff typically has no contractual right to the total revenue reflected in its backlog. Some of the contracts in Schuff’s backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of Schuff’s out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit Schuff would have realized had the contract been completed. Although Schuff may be reimbursed for certain costs, it may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of Schuff’s assets. Approximately $167.8 million, representing 44.1%, of Schuff’s backlog at December 31, 2015 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

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

Schuff purchases a majority of the steel and steel components utilized in the course of completing projects from several domestic and foreign steel producers and suppliers. Schuff generally does not have long-term contracts with its suppliers. An adverse change in any of the following could have a material adverse effect on Schuff’s results of operations or financial condition:

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

Schuff’s operations could require the utilization of large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, contract initiation or completion delays, customer payment problems, professional and product liability claims and other unexpected costs. There is no guarantee that Schuff’s facilities will be sufficient to meet Schuff’s liquidity needs or that Schuff will be able to maintain such facilities or obtain any other sources of liquidity on attractive terms, or at all.

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

Schuff has been and may be, from time to time, named as a defendant in legal actions claiming damages in connection with fabrication and other products and services Schuff provides and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects or other issues concerning fabrication and other products and services Schuff provides. There can be no assurance that any of Schuff’s pending contractual, employment-related personal injury or property damage claims and disputes will not have a material effect on Schuff’s future results of operations, cash flows or financial condition.

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

Schuff often works on large-scale and complex projects, frequently in geographically remote locations. Such involvement often places Schuff’s employees and others near large equipment, dangerous processes or highly regulated materials. If Schuff or other parties fail to implement appropriate safety procedures for which they are responsible or if such procedures fail, Schuff’s employees or others may suffer injuries. In addition to being subject to state and federal regulations concerning health and safety, many of Schuff’s customers require that it meet certain safety criteria to be eligible to bid on contracts, and some of Schuff’s contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, project costs and operating costs. The failure to comply with safety policies, customer contracts or applicable regulations could subject Schuff to losses and liability.

Risks Related to GMSL
GMSL may be unable to maintain or replace its vessels as they age.

As of December 31, 2015, the average age of the vessels operated by GMSL was approximately 22 years. The expense of maintaining, repairing and upgrading GMSL’s vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that GMSL will be able to maintain its fleet by extending the economic life of its existing vessels, or that its financial resources will be sufficient to enable it to make the expenditures necessary for these purposes. In addition, the supply of second-hand replacement vessels is relatively limited and the costs associated with acquiring a newly constructed vessel are high. In the event that GMSL was to lose the use of any of its vessels for a sustained period of time, its financial performance would be adversely affected.

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

GMSL’s non-U.S. sales are significant in relation to consolidated sales. GMSL believes that non-U.S. sales will remain a significant percentage of its revenue. In addition, sales of its products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the FCPA, the Bribery Act, or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the United States or other countries, could limit GMSL’s ability to do business in certain foreign countries. These factors could materially adversely affect GMSL’s results of operations and financial condition.

Further deterioration of economic opportunities in the oil and gas sector could adversely affect the financial growth of GMSL.

The oil and gas market has experienced an exceptional upheaval since early 2014 with the price of oil falling dramatically and this economic weakness could continue into the foreseeable future. Oil prices can be very volatile and are subject to international supply and demand, political developments, increased supply from new sources and the influence of OPEC in particular. The major operators are reviewing their overall capital spending and this trend is likely to reduce the size and number of projects carried out in the medium term as the project viability comes under greater scrutiny. Ongoing concerns about the systemic impact of lower oil prices and the continued uncertainty of possible reductions in long term capital expenditure could have a material adverse effect on the planned growth of GMSL and eventually curtail the anticipated cash flow and results from operations.

Risks Related to our ICS Operations

Our ICS business is substantially smaller than some of our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers. These major competitors are likely to continue to cause significant pricing pressures that could adversely affect ICS’s net revenues, results of operations and financial condition.

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

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of December 31, 2015, we had $41.1 million in cash and cash equivalents at the corporate level at HC2.

Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt and to finance future acquisitions is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-

owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business, could be materially limited.

In order to satisfy the requirements of Section 226 of the Pensions Act of 2004 (UK), GMSL is a party to the Global Marine Pension Plan Recovery Plan, dated as of March 28, 2014 (the “Recovery Plan”). The Recovery Plan addresses GMSL’s pension funding shortfall, which was approximately GBP 17 million as of December 31, 2015, by requiring GMSL to make certain scheduled fixed monthly contributions, certain variable annual profit-related contributions and certain variable dividend-related contributions to the pension plan. The variable dividend-related contributions require GMSL to pay cash contributions to the underfunded pension plan equal to 50% of any dividend payments made to its shareholder, which reduces the amount of cash available for GMSL to make upstream payments to us.

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

In addition, GMSL and Schuff are each party to credit agreements that include certain financial covenants that can reduce or otherwise limit the amount of cash available to make upstream dividend payments to us. GMSL’s term loan with DVB Bank (the “GMSL Facility”) requires GMSL to maintain minimum liquidity of GBP 6.0 million until maturity on July 23, 2018. If GMSL does not meet these minimum liquidity requirements, it will not be able to make upstream dividend payments to us until such minimum liquidity requirements are met.

Schuff’s Credit and Security Agreement (the “Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”) allows dividends to be paid to Schuff shareholders up to four times a year, subject to the following conditions: (a) the consent of Wells Fargo Credit, Inc., which is the Schuff Facility lender (which consent shall not be unreasonably withheld); (b) maintenance of a fixed charge coverage ratio of 1.20 to 1; (c) a minimum excess availability under the Schuff Facility of $10 million before and after the payment of a dividend and (d) Schuff not being in default under the Schuff Facility at the time of the dividend payment. For more information, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

Furthermore, the acquisition of the Insurance Companies and the development of our CIG business may impact our cash flows. We have agreed to pay to the Sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13 million.

Our capital management framework is primarily based on statutory risk-based capital (“RBC”) measures. The RBC ratio is a primary measure of the capital adequacy of the Insurance Companies.  RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC.  RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The RBC ratio is an annual calculation, as of December 31, 2015, the Insurance Companies’ RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Insurance Companies can be materially impacted by interest rates and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels.

Apart from the requirements discussed above, we will not be required to provide capital contributions to CIG’s insurance subsidiaries following the completion of the Insurance Companies Acquisitions, however, we, in our discretion, may make additional capital contributions to support CIG.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our corporate headquarters facility, which is located in Herndon, Virginia. Additionally, we lease administrative, technical and sales office space in various locations in the countries in which we operate. GMSL is headquartered in Chelmsford, UK, Schuff is headquartered in Phoenix, Arizona, and our European ICS operations are headquartered in London. We also lease space for switches operated by our Telecommunications segment. As of December 31, 2015, total leased space in the United States and the United Kingdom, as well as other countries in which we operate, approximates 498,000 square feet and the total annual lease costs are approximately $5.4 million. The operating leases expire at various times, with the longest commitment expiring in 2027. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed. In addition, Schuff owns operations, administrative, and sales offices located throughout the United States approximating 1,465,000 square feet.

We own substantially all of our equipment required for our businesses which include cable–ships and submersibles, steel machinery and equipment, and communications equipment. Our net property and equipment was $214.5 million and $233.3 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, total net book value of equipment under capital leases consisted of $66.8 million and $75.5 million of cable-ships and submersibles, respectively. See Note 9—“Property and Equipment,” for additional detail regarding our property and equipment. HC2’s 11% Notes issued on November 20, 2014 are secured by substantially all of the Company’s assets. In addition, the Schuff Facility and GMSL Facility are secured by certain of the assets of Schuff and GMSL, respectively. See Note 12—“Long-Term Obligations,” for additional detail regarding encumbrances affecting our property and equipment.

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

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of Schuff was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the November 6, 2014 Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff board of directors and HC2, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff International following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. Defendants are currently in the discovery phase of the case, and have substantially completed their production of documents to plaintiffs. Under the court’s scheduling order, fact discovery closes on July 8, 2016. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend them vigorously.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2) ("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk.  Xplornet then alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale.  Xplornet alleges that, as a result of the foregoing, they have been damaged in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement.  On February 5, 2014, Globility, MIPPS Inc., and PTCI filed a Notice of Intent to Defend.  On February 18, 2014, Globility, MIPPS Inc., and PTCI filed a Demand for Particulars.  A Notice of Change of Solicitors to Hunt Partners LLP was filed on behalf of those same entities on April 1, 2014. On March 13, 2015, Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company.  Inukshuk alleges that Globility represented and warranted that it owned the licenses at issue, that Globility held the licenses free and clear, and that no third party had any rights to acquire them.  Inukshuk claims breach of contract and misrepresentation if the Court finds that any of these representations are untrue.

On October 17, 2014, the Company moved for summary judgment against Xplornet arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.  On June 5, 2015, Inukshuk also moved for summary judgment against Xplornet, similarly arguing that there was no agreement between Inukshuk and Xplornet to acquire the licenses in question.

On September 17, 2015, Xplornet amended its claim to change its theory from breach of a written letter of intent allegedly accepted on July 12, 2011 to breach of an oral agreement allegedly entered on July 7, 2011. The Primus Defendants (including the Company) amended their Statement of Defence and motion for summary judgment on October 6, 2015 to include a statute of limitations defense based on this change in theory. The Primus defendants (including the Company) also filed procedural motions relating to the amendment. Xplornet disputes that the amendment changed its theory and opposes summary judgment. The hearing on summary judgment is now re-scheduled from October 7, 2015 to September 26, 2016.

On January 19, 2016, PTCI sought and obtained an order under the Companies’ Creditors Arrangement Act (the “CCAA”) from the Ontario Superior Court of Justice. PTCI received an Initial Order staying all proceedings against PTCI until February

26, 2016 - which it moved to extend through September, 2016. On February 25, 2016, the Ontario Superior Court of Justice extended the stay of proceedings until September 19, 2016. PTCI has advised the Company that this stays all proceedings against PTCI, Globility, and MIPPS, except against the Company.

On July 9, 2015, a putative class action wage and hour lawsuit was filed against Schuff Steel Company ("SSC"), a subsidiary of Schuff, and Schuff International (collectively “Schuff”) in the Los Angeles County Superior Court [BC587322], captioned Dylan Leonard, individually and on behalf of other members of the general public v. Schuff Steel Company and Schuff International, Inc. The complaint makes generic allegations of numerous violations of California wage and hour laws and claims that Schuff failed to pay for overtime; failed to pay for meal and rest breaks; violated the minimum wage; failed to timely pay business expenses, wages and final wages; failed to keep requisite payroll records; and had non-compliant wage statements. On August 11, 2015, another putative class action wage and hour lawsuit was filed against SSC in San Joaquin County Superior Court [39-2015-0032-8373-CU-OE-STK], captioned Pablo Dominguez, on behalf of himself and all other similarly situated v. Schuff Steel Company. The Complaint alleges non-compliant wage statements and demands penalties pursuant to California Labor Code. On October 11, 2015, an amended complaint was filed in the Dominguez claim pursuing only the statutory claim based on the non-compliant wage statement. By Order dated December 17, 2015, the matters were designated as the Schuff Steel Wage and Hour Cases and assigned a coordination trial judge. No discovery schedule or trial date has been set. The Company believes that the allegations and claims set forth in the Complaints are without merit and intends to defend them vigorously.

On December 28, 2015, The Chemours Company Mexico S. de R.L de C.V. (“Chermours”) filed a Demand for Arbitration (the “Demand”) against the Company’s subsidiary, SSC with the American Arbitration Association, International Centre for Dispute Resolution, Case No. 01-15-0006-0956.   Schuff had a purchase order to provide fabricated steel for the Line 2 Expansion of Du Pont’s chemical plant in Altamira, Mexico (the “Project”).  The Demand seeks recovery of an alleged $5 million mistaken payment to SSC and additional damages in excess of $18 million for, among other reasons,  alleged delays, failure to expedite, breach of assignment of subcontracting clauses, and backcharges for additional costs and rework of fabricated steel provide for the Project.  On January 25, 2016, SSC filed an Answer and Counterclaim denying liability alleged by Chemours and seeking to recover the principal sum of 311 thousand for unpaid work on the Project as well as an additional sum for damages due to delays, impacts, and other wrongful conduct by Chemours and its agents.  No Arbitration schedule or hearing date has been set.  The Company believes that the allegations and claims set forth in the Demand are without merit and intend to defend them vigorously and aggressively pursue Chemours for additional monies owed and damages sustained.

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

Period	Common Stock
	High	Low
2015
1st Quarter	$13.28	$7.04
2nd Quarter	$12.50	$8.16
3rd Quarter	$8.97	$5.20
4th Quarter	$8.09	$5.05
2014
1st Quarter	$4.04	$2.80
2nd Quarter	$4.10	$3.50
3rd Quarter	$4.60	$3.86
4th Quarter	$8.50	$4.41

Holders of Common Stock

As of February 29, 2016, HC2 had 60 holders of record of its common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividends

HC2 paid no dividends on its common stock in 2015 or 2014, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements and financial condition. The 11% Notes Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The Schuff Facility and the GMSL Facility contain similar covenants applicable to Schuff and GMSL, respectively. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 12—“Long-Term Obligations” to our consolidated financial statements for more detail concerning our 11% Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the quarter ended December 31, 2015.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2010 to December 31, 2015 of our common stock to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index. The comparison assumes $100 was invested on December 31, 2010 in the common stock of HC2 and the indices and assumes that all dividends were reinvested. HC2’s common stock began trading on the OTC Bulletin Board on July 1, 2009, on the NYSE on June 23, 2011, on the OTCQB on November 18, 2013, and on the NYSE MKT on December 29, 2014.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
HC2 Holdings, Inc. (HCHC)	$100.00	$101.28	$118.66	$52.45	$155.16	$97.36
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$96.90	$112.48	$147.98	$160.09	$154.16
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$100.94	$108.46	$131.52	$129.93	$129.86

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data” and (iii) the information described below under “—Discontinued Operations.” The information presented in the following tables reflects the restatement of our Consolidated Financial Statements for the fiscal year ended December 31, 2014, which is more fully described in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 15, 2016.

Statement of Operations Data:

	Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Net revenue	$1,120,806	$547,438	$230,686	$302,959	$411,983
Income (loss) from operations	2,229	(13,606)	(39,136)	(51,896)	(41,167)
Loss from continuing operations	(35,741)	(11,686)	(17,612)	(44,871)	(43,557)
Gain (loss) from discontinued operations	(21)	(146)	129,218	72,740	10,288

Net income (loss)	(35,762)	(11,832)	111,606	27,869	(33,269)
Net income (loss) attributable to HC2 Holdings, Inc.	(35,565)	(14,391)	111,606	27,887	(38,730)
Net income (loss) attributable to common stock and participating preferred stockholders	$(39,850)	$(16,440)	$111,606	$27,887	$(38,730)

Interest expense	(39,017)	(12,347)	(8)	(27)	(94)
Loss on early extinguishment or restructuring of debt	—	(11,969)	—	—	—
Income tax benefit	10,882	22,869	7,442	3,132	(1,066)

Per Share Data:
Loss from continuing operations attributable to HC2 Holdings, Inc.
Basic	$(1.50)	$(0.82)	$(1.25)	$(3.24)	$(3.77)
Diluted	$(1.50)	$(0.82)	$(1.25)	$(3.24)	$(3.77)
Net income (loss) attributable to HC2 Holdings, Inc.
Basic	$(1.50)	$(0.83)	$7.95	$2.02	$(2.98)
Diluted	$(1.50)	$(0.83)	$7.95	$2.02	$(2.98)
Weighted average common shares outstanding:
Basic	26,482	19,729	14,047	13,844	12,994
Diluted	26,482	19,729	14,047	13,844	12,994
Dividends declared per basic weighted average common shares outstanding	—	$—	$8.58	$4.09	$—

Balance Sheet Data:

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$158,624	$107,978	$8,997	$23,197	$41,052
Total assets	$2,742,512	$712,163	$87,680	$301,190	$543,824
Total long-term obligations (including current portion)	$371,876	$335,531	$—	$127,112	$247,762
Total liabilities	$2,569,247	$563,919	$33,271	$232,687	$442,118
Total HC2 Holdings, Inc. stockholders’ equity (deficit), before noncontrolling interest	$94,030	$79,187	$54,409	$68,503	$101,706

Cash Flow and Related Data:

	Years Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Net change in cash due to operating activities	$(32,561)	$3,663	$(20,315)	$23,569	$42,932
Purchases of property, plant and equipment	$(21,324)	$(5,819)	$(12,577)	$(31,747)	$(31,533)
Depreciation and amortization	$30,939	$10,684	$23,964	$43,239	$65,148

Discontinued Operations Data:

We have reclassified several segments as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. Conversely, as it pertains to ICS, we reclassified such operations as a continuing operation effective as of the fourth quarter of 2013; accordingly, the revenue, costs and expenses are now included in the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. There have been no reclassifications of any of our subsidiaries as discontinued operations in 2014 or 2015.

•
ICS. During the second quarter of 2012, the Board of Directors of HC2 committed to dispose of ICS and as a result classified ICS as a discontinued operation. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, the Company has applied retrospective adjustments for 2012 and 2011 to reflect the effects of the Company’s decision to cease its sale process of ICS that occurred as of December 31, 2013.

•
BLACKIRON Data. In the second quarter of 2013, the Company sold its BLACKIRON Data segment. As a result, the Company has applied retrospective adjustments for 2012 and 2011 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

•
North America Telecom. In the third quarter of 2013, the Company completed the initial closing of the sale of its North America Telecom segment. In conjunction with the initial closing, the Company redeemed its outstanding debt. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of HC2 Holdings, Inc. has been allocated to discontinued operations. The closing of the sale of Primus Telecommunications, Inc. ("PTI") (the remaining portion of the North America Telecom segment subject to the applicable purchase agreement) was completed on July 31, 2014. Prior to the closing, PTI had been included in discontinued operations as a result of being held for sale. As a result, the Company has applied retrospective adjustments for 2012 and 2011 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

•
Australia. During the second quarter of 2012, the Company sold its Australian segment. As a result, the Company has applied retrospective adjustments for 2011 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2011.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net revenue	$—	$7,530	$132,515	$375,264	$602,647
Operating expenses	38	7,610	119,392	343,263	549,217
Income (loss) from operations	(38)	(80)	13,123	32,001	53,430
Interest expense	—	(17)	(11,362)	(24,621)	(32,702)
Gain (loss) on early extinguishment or restructuring of debt	—	—	(21,124)	(21,682)	(7,346)
Other income (expense), net	4	(60)	(51)	283	189
Foreign currency transaction gain (loss)	—	—	(378)	(2,550)	1,539
Income (loss) before income tax benefit (expense)	(34)	(157)	(19,792)	(16,569)	15,110
Income tax benefit (expense)	13	132	171	(4,956)	(41)
Income (loss) from discontinued operations	$(21)	$(25)	$(19,621)	$(21,525)	$15,069

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

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Manufacturing (Schuff Steel), Marine Services (Global Marine), Insurance (Continental Insurance), Utilities (American Natural Gas), Telecommunications (ICS) and Life Sciences (Pansend Holdings) and one Other segment (Corporate Holdings platform) that includes non-controlling assets that do not meet the separately reportable segment thresholds. We offer in-house design-assist/design-build pre-construction engineering services through Schuff International; maintenance and repairs of submarine communications cable for the telecommunications, off-shore power, oil & gas industries and deep sea research industries through Global Marine Systems Limited; operate run-off long-term care insurance through Continental Insurance, Inc.; design, build, maintain and operate compressed natural gas fueling stations for commercial transportation through American Natural Gas; provide telecommunication services to customers around the globe through PTGi International Carrier Services, Inc.; focus on the development of innovative technologies and products in the healthcare industry through Pansend Life Sciences, LLC; and acquire “toe-hold” positions in both public and private companies within the Corporate Holdings segment that we believe may ultimately fit within our entity as an operating platform.
We continually evaluate acquisition opportunities as well as monitor a variety of key indicators of our underlying platform companies in order to maximize shareholder value. These indicators include but are not limited to; revenue, cost of revenue, operating profit, adjusted EBITDA and free cash flow. We, furthermore, work very closely with our subsidiary platform executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing needs at the subsidiary level. This close relationship allows us to capture synergies within the organization across all platforms and strategically position the Company for ongoing growth and value creation.
During 2015, we continued to take steps to position the Company for the future with a view toward building value over the long-term. Our unique structure gives us the freedom to make acquisitions across a broad spectrum of industries. Hence, with the acquisition of Continental Insurance in December 2015, we successfully continued to capitalize on this structure and continued adding to our platform of companies in an opportunistic and disciplined manner.
The ongoing possibility of acquisitions and new business alternatives, while strategic, may result in acquiring assets unrelated to our current or historical operations. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in identifying and selecting acquisition and business combination opportunities and the industries in which we will seek such opportunities, and we face significant competition for these opportunities, including from numerous companies with a business plan similar to ours. As such, there can be no assurance that any of the past or future discussions that we have had or may have with candidates will result in a definitive agreement and if they do, what the terms or timing of any agreement would be. While we peruse the marketplace for acquisition opportunities, we may utilize a portion of our available cash to acquire interests in possible acquisition targets. Any securities acquired are marked to market and may increase short term earnings volatility as a result.
As we look to 2016 and beyond, we believe our platform and strategy will enable us to deliver strong financial results while positioning our company for long-term growth. Furthermore, the unique alignment of our executive compensation program with our objective of increasing shareholder value is paramount to executing on our vision of long-term growth while maintaining our disciplined approach. Having designed our business structure to not only address capital allocation challenges over time but also maintain the flexibility to capitalize on opportunities during periods of market volatility, we believe the combination thereof positions us well to continue to build shareholder value.
Our Operations

We are organized into seven reportable segments as follows:

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition of GMSL, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

3.Our Insurance segment includes United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, "CIG"). CIG provides long-term care, life and annuity coverage to approximately 99,000 individuals. The benefits provided help protect our policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation.

4.Our Utilities segment includes American Natural Gas ("ANG"), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The goal of ANG is to make natural gas readily available for commercial and public use in vehicles. ANG’s team is comprised of industry, legal, construction, engineering and entrepreneurial experts who are working directly with the leading natural gas companies to seek out opportunities for building successful natural gas fueling stations. Vehicle manufacturers and fleet operators are pursuing natural gas vehicles in the US markets to reduce carbon emissions and environmental impacts while providing a cost-effective alternative to foreign crude oil.

5.In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services ("ICS") business unit. We provide premium voice communication services for National Telecom operators, Mobile operators, Wholesale carriers, Prepaid operators, VARS & VOIP service operators. ICS provides a quality service via direct routes & by forming strong relationships with carefully selected partners.

6.In our Life Sciences segment, we operate Pansend Life Sciences, LLC ("Pansend"), which has a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops novel treatments for skin conditions. Pansend also invests in other early or developmental stage healthcare companies.

7.In our Other segment, we seek to invest, nurture and grow developmental stage companies, and invest in opportunities where growth potential is significant.

Seasonality

In any particular year, net revenue within our Marine Services segment can fluctuate depending on the season. Within the maintenance business (and also for any long term charter arrangements) revenues are relatively stable as the core driver is the annual contractual obligation. However, this is not the case in the installation business where revenues show a degree of seasonality.  Revenues in this business are driven by the customers’ need for new cable installations.  Generally weather downtime, and hence additional costs, is a significant factor in customers determining their installation schedules and most installations are therefore scheduled for the warmer months.  As such installation revenues are generally lower towards the end of the fourth quarter and throughout the first quarter, as most business is concentrated in the northern hemisphere.

Seasonality also impacts our Telecommunications segment. Net revenue within our Telecommunications segments is typically higher in the fourth quarter due to seasonal calling fluctuations. Revenue growth factors include global religious holidays and general holiday season calling as consumers make more calls during this time of year. Revenue from our usage based services such as long distance, being subject to seasonal fluctuations is further expected to drop in the first quarter versus the fourth quarter as consumers tend to make fewer calls versus the prior period, which will impact revenue and margin.

Recent Developments

December 2015 Closing of Insurance Companies Acquisition

On December 24, 2015, the Company entered into an amended and restated stock purchase agreement to acquire UTA and CGI (the "Insurance Companies") and completed the transaction. The Company purchased all of the stock of both entities and owned assets which were used exclusively or primarily in their business, subject to certain limitations. The aggregate consideration provided in connection with the acquisition and related transactions and agreements was $18.6 million, consisting of $7.0 million in cash, $2.0 million in aggregate principal amount of the Company’s 11.000% Senior Secured Notes due 2019 (having the same terms as the Company’s existing Senior Secured Notes) valued at $1.9 million, 1,007,422 shares of common stock of the Company, valued at $5.4 million and five years warrants to purchase two million shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments upon stock splits or similar transactions) exercisable on or after February 3, 2016 valued at $4.3 million.

Pursuant to the purchase agreement, the Company also agreed to pay to the sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13.0 million. The balance is calculated based on the fluctuation of the statutory cash flow testing and premium deficiency reserves annually following each of the Insurance Companies' filing with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. Based on the 2015 statutory statements, the Company does not have a payment due. Further, the Company's current estimate is that the obligation will not be incurred up through the year ended December 31, 2019.

November 2015 Public Offering of Common Stock by the Company

On November 4, 2015, the Company entered into an underwriting agreement relating to the issuance and sale of 7,350,000 shares of the Company’s common stock in a public offering (the “November 2015 Offering”). In addition, on November 5, 2015 the underwriter in the November 2015 Offering exercised its option to purchase an additional 1,102,500 shares of common stock from the Company. The total number of shares sold by the Company in the November 2015 Offering was 8,452,500 shares. The November 2015 Offering closed on November 9, 2015. The net proceeds to the Company from the November 2015 Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.8 million.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and the year ended December 31, 2014 as compared to the year ended December 31, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of our Consolidated Financial Statements for the fiscal year ended December 31, 2014, which is more fully described in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 15, 2016.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014, and the year ended December 31, 2014 compared to the year ended December 31, 2013

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net revenue:
Manufacturing	$513,770	$348,318	$—	$165,452	$348,318
Marine Services	134,926	35,328	—	99,598	35,328
Insurance	2,865	—	—	2,865	—
Telecommunications	460,355	161,953	230,686	298,402	(68,733)
Utilities	6,765	1,839	—	4,926	1,839
Life Sciences	—	—	—	—	—
Other	2,125	—	—	2,125	—
Non-operating Corporate	—	—	—	—	—
Total net revenue	$1,120,806	$547,438	$230,686	$573,368	$316,752

Income (loss) from operations:
Manufacturing	42,114	26,358	—	15,756	26,358
Marine Services	12,414	(3,394)	—	15,808	(3,394)
Insurance	(176)	—	—	(176)	—
Telecommunications	238	(1,840)	(20,037)	2,078	18,197
Utilities	(888)	(491)	—	(397)	(491)
Life Sciences	(6,404)	(4,762)	—	(1,642)	(4,762)
Other	(6,198)	(221)	(10,663)	(5,977)	10,442
Non-operating Corporate	(38,871)	(29,256)	(8,436)	(9,615)	(20,820)
Total income (loss) from operations	2,229	(13,606)	(39,136)	15,835	25,530

Interest expense	(39,017)	(12,347)	(8)	(26,670)	(12,339)

Loss on early extinguishment or restructuring of debt	—	(11,969)	—	11,969	(11,969)
Gain from contingent value rights valuation	—	—	14,904	—	(14,904)
Other income (expense), net	(6,820)	702	(814)	(7,522)	1,516
Income (loss) from equity investees	(3,015)	2,665	—	(5,680)	2,665
Loss from continuing operations before income taxes	(46,623)	(34,555)	(25,054)	(12,068)	(9,501)
Income tax benefit (expense)	10,882	22,869	7,442	(11,987)	15,427
Loss from continuing operations	(35,741)	(11,686)	(17,612)	(24,055)	5,926
Gain (loss) from discontinued operations	(21)	(146)	129,218	125	(129,364)
Net income (loss)	(35,762)	(11,832)	111,606	(23,930)	(123,438)
Less: Net (income) loss attributable to noncontrolling interest	197	(2,559)	—	2,756	(2,559)
Net income (loss) attributable to HC2 Holdings, Inc.	(35,565)	(14,391)	111,606	(21,174)	(125,997)
Less: Preferred stock dividends and accretion	4,285	2,049	—	2,236	2,049
Net income (loss) attributable to common stock and participating preferred stockholders	$(39,850)	$(16,440)	$111,606	$(23,410)	$(128,046)

Net revenue: Net revenue increased by $573.4 million, or 104.7% from $547.4 million for the year ended December 31, 2014 to $1,120.8 million for the year ended December 31, 2015. This increase was primarily due to the growth in the Telecommunications segment along with the added contributions from our Manufacturing and Marine Services segment acquisitions in 2014.

Net revenue for the year ended December 31, 2014 increased $316.8 million, or 137.3%, to $547.4 million from $230.7 million for the year ended December 31, 2013. The increase was primarily due to the inclusion of a partial year of revenues from our acquisitions in 2014 in the Manufacturing segment of $348.3 million and $35.3 million in the Marine Services segment which was partially offset by a decrease in the Telecommunications segment of $68.7 million.

Operating Profit: Operating profit increased $15.8 million or 116.4% for the year ended December 31, 2015 to $2.2 million from an operating loss of $13.6 million for the year ended December 31, 2014. The positive results were primarily due to increased contributions from our Manufacturing and Marine Services segments of $31.6 million, partially offset by decreases in our remaining segments of $15.7 million.

Operating loss for the year ended December 31, 2014 decreased to $13.6 million an improvement of $25.5 million or 65.2% from $39.1 million for the year ended December 31, 2013. The decrease in operating loss was primarily due to operating income from our Manufacturing segment of $26.4 million and an improvement in operating income in our Telecommunications segment of $18.2 million, partially offset by an increase in the combined operating loss of $19.0 million in the other reported segments.

Interest expense: Interest expense was $39.0 million and $12.3 million for the year ended December 31, 2015 and 2014, respectively. The increase in interest expense primarily was due to the full year impact of the issuance of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”).

Interest expense was $12.3 million and less than $0.1 million for the year ended December 31, 2014 and 2013, respectively. The increase in interest expense was primarily due to interest expense for issuances of debt related to the 2014 acquisitions and the issuance of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”).

Other income (expense), net: Other income (expense), net was an expense of $6.8 million and income of $0.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in expense was due to a settlement cost payment to our preferred holders, partially offset by interest income and net gains related to our long-term investments.

Other income (expense), net was income of $0.7 million and expense of $0.8 million for the years ended December 31, 2014 and 2013, respectively.

Income (loss) from equity investees: Loss from equity investees was $3.0 million and income of $2.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease in income was due primarily due to the full year impact of investments within our Other segment that were made in the second half of 2014 which operated at a net loss.

Income from equity investees was $2.7 million and zero for the years ended December 31, 2014 and 2013, respectively. The increase was due primarily to the performance of GMSL's equity investments which was partially offset by the impact of investments within our Other segment that were made in the second half of 2014 which operated at a net loss.

Income tax benefit (expense): Income tax benefit was $10.9 million and $22.9 million for the years ended December 31, 2015 and 2014, respectively. The benefit recorded in both periods relate to losses generated for which we expect to obtain benefits in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the U.S. consolidated income tax return are being reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. In addition, Genovel Orthopedics, Inc. ("Genovel") was no longer eligible to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return in July 2015, therefore, a full valuation allowance was recorded against the Genovel deferred tax assets during the third quarter of 2015.

Income tax benefits were $22.9 million and $7.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in tax benefit was due primarily to the reversal of certain valuation allowances on our U.S. deferred tax assets. As further discussed further in Note 14 - "Income Taxes" to the consolidated financial statements, based on the weight of positive and negative evidence, management concluded that US deferred tax assets would be utilized. On this basis the Company released a net valuation allowance on certain deferred tax assets into earnings of $17.5 million.

Preferred stock dividends and accretion: Preferred stock dividends and accretion was $4.3 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was due to the full year impact of cash dividends on the preferred stock issued in 2014 and additional preferred stock issued in 2015.

Preferred stock dividends and accretion was $2.0 million and zero for the years ended December 31, 2014 and 2013, respectively. The increase was due to the issuance of preferred stock in May 2014 and September 2014.

Segment Results of Operations

We have included below certain pro forma results of operations for the Manufacturing, Marine Services and Utilities operating segments for the years ended December 31, 2014 and 2013. These pro forma results give effect to the acquisitions of Schuff, GMSL and ANG as if they had occurred on January 1, 2013. The pro forma results of operations were derived from the unaudited historical financial statements of Schuff for the year ended December 29, 2013 and five months ended May 26, 2014; of GMSL for the year ended December 31, 2013 and nine months ended September 30, 2014; and of ANG for year ended December 31, 2013 and the seven months ended July 31, 2014. Certain pro forma amounts for the years ended December 31, 2014 and 2013 were adjusted for the impact of purchase price accounting adjustments which were excluded from the results of operations discussion in the prior year Form 10-K. Management believes that presenting pro forma results is important to understanding the Company’s financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of their respective dates, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

In conjunction with the creation of our Insurance segment, the Company reviewed the components of its present segments prior to year end to determine if each legal entity was properly assigned to a segment based on how the chief operating decision maker ("CODM") views the business. In doing so the following changes were made. The parent holding company of GMSL had been classified within Other, and was reclassified to Marine Services. The Non-operating Corporate segment now includes only the HC2 Holdings, Inc. legal entity; while previously it included other legal entities that had not met the definition of a separately reportable segment; those entities are now classified within Other.

Manufacturing Segment

Presented below is a table that summarizes the results of operations of our Manufacturing segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,					Increase / (Decrease)
	2015	2014	2014 Pro Forma	2013	2013 Pro Forma	2015 compared to 2014 Pro Forma	2014 Pro Forma compared to 2013 Pro Forma
Net revenue	$513,770	$348,318	$526,059	$—	$416,142	$(12,289)	$109,917

Cost of revenue	430,133	295,706	445,882	—	355,951	(15,749)	89,931

Selling, general and administrative expenses	39,249	25,203	39,500	—	32,275	(251)	7,225
Depreciation and amortization	2,016	1,053	4,313	—	3,566	(2,297)	747
Other operating (income) expense	258	(2)	206	—	28	52	178
Income (loss) from operations	$42,114	$26,358	$36,158	$—	$24,322	$5,956	$11,836
Pro Forma amounts included above:
Net revenue			$(177,741)		$(416,142)
Cost of revenue			(150,176)		(355,951)
Selling, general and administrative expenses			(14,297)		(32,275)
Depreciation and amortization			(3,260)		(3,566)
Other operating income (expense)			(208)		(28)
Income (loss) from operations - GAAP			$26,358		$—

Net revenue: Net revenue from our Manufacturing segment for the year ended December 31, 2015 increased $165.5 million, or 47.5%, to $513.8 million from $348.3 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Manufacturing segment for the year ended December 31, 2015 decreased $12.3 million, or 2.3%, to $513.8 million from $526.1 million for the year ended December 31, 2014. The decrease was primarily due to a lack of industrial market work, including automotive plant and oil and gas projects in the Midwest and Gulf Coast regions as well as decreases in the Southeast and Southwest regions, partially offset by an increase in the Pacific region’s large scale commercial projects.

On a pro forma basis, net revenue from our Manufacturing segment for the year ended December 31, 2014 increased $109.9 million, or 26.4%, to $526.1 million from $416.1 million for the year ended December 31, 2013. The increase was primarily due to the ramp-up of major projects located in the Pacific, Midwest and Gulf Coast regions of the United States. The increase in Midwest and Gulf Coast regions was mostly due to increased work in the industrial market, including oil and gas projects. The increase in the Pacific region was due to several large commercial projects beginning in 2014.

Cost of revenue: Cost of revenue from our Manufacturing segment for the year ended December 31, 2015 increased $134.4 million, or 45.5%, to $430.1 million from $295.7 million for the year ended December 31, 2014. On a pro forma basis, the cost of revenue from our Manufacturing segment for the year ended December 31, 2015 decreased $15.7 million, or 3.5%, to $430.1 million from $445.9 million for the year ended December 31, 2014. The decrease was primarily due to an increase in revenue and cost savings in the Pacific region.
On a pro forma basis, cost of revenue from our Manufacturing segment for the year ended December 31, 2014 increased $89.9 million, or 25.3%, to $445.9 million from $356.0 million for the year ended December 31, 2013. The increase was primarily due to the increase in revenues. Cost of revenue increased less than revenues due to several favorable settlements on projects in the Southwest and Gulf Coast regions.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the year ended December 31, 2015 increased $14.0 million, or 55.7%, to $39.2 million from $25.2 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Manufacturing segment for the year ended December 31, 2015 decreased slightly by $0.3 million, or 0.6%, to $39.2 million from $39.5 million for the year ended December 31, 2014.

On a pro forma basis, selling, general and administrative expenses from our Manufacturing segment for the year ended December 31, 2014 increased $7.2 million, or 22.4%, to $39.5 million from $32.3 million for the year ended December 31, 2013. The increase was primarily due to additional employee-related costs to support the increased revenues and higher bonus expense due to our improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the year ended December 31, 2015 increased $1.0 million, or 91.5%, to $2.0 million from $1.1 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Manufacturing segment for the year ended December 31, 2015 decreased $2.3 million, or 53.3%, to $2.0 million from $4.3 million for the year ended December 31, 2014.

On a pro forma basis, depreciation and amortization from our Manufacturing segment for the year ended December 31, 2014 increased $0.7 million, or 20.9%, to $4.3 million from $3.6 million for the year ended December 31, 2013.

Other operating (income) expense: Other operating income from our Manufacturing segment for the year ended December 31, 2015 increased by $0.3 million from less than $0.1 million in the year ended December 31, 2014. On a pro forma basis, other operating income from our Manufacturing segment for the year ended December 31, 2015 increased $0.1 million, or 25.2%, to $0.3 million from $0.2 million for the year ended December 31, 2014.

On a pro forma basis, other operating income from our Manufacturing segment for the year ended December 31, 2014 increased $0.2 million, or 635.7%, to $0.2 million from $28 thousand for the year ended December 31, 2013.

Marine Services Segment

Presented below is a table that summarizes the results of operations of our Marine Services segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,					Increase / (Decrease)
	2015	2014	2014 Pro Forma	2013	2013 Pro Forma	2015 compared to 2014 Pro Forma	2014 Pro Forma compared to 2013 Pro Forma
Net revenue	$134,926	$35,328	$167,672	$—	$153,598	$(32,746)	$14,074

Cost of revenue	92,959	23,466	111,563	—	112,486	(18,604)	(923)
Selling, general and administrative expenses	11,889	10,832	19,359	—	9,825	(7,470)	9,534
Depreciation and amortization	17,255	4,424	18,245	—	17,776	(990)	469
Other operating (income) expense	409	—	104	—	(63)	305	167
Income (loss) from operations	$12,414	$(3,394)	$18,401	$—	$13,574	$(5,987)	$4,827
Pro Forma amounts included above:
Net revenue			$(132,344)		$(153,598)
Cost of revenue			(88,097)		(112,486)
Selling, general and administrative expenses			(8,527)		(9,825)
Depreciation and amortization			(13,821)		(17,776)
Other operating income (expense)			(104)		63
			$(3,394)		$—

Net revenue: Net revenue from our Marine Services segment for the year ended December 31, 2015 increased $99.6 million, or 281.9%, to $134.9 million from $35.3 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Marine Services segment for the year ended December 31, 2015 decreased $32.7 million, or 19.5%, to $134.9 million from $167.7 million for the year ended December 31, 2014. The decrease can be primarily attributed to reduction in the number of installation projects as a result of market conditions along with an unfavorable movement in foreign currency, which was partially offset by an increase of in telecom maintenance contract revenues.

On a pro forma basis, net revenue from our Marine Services segment for the year ended December 31, 2014 increased $14.1 million, or 9.2%, to $167.7 million from $153.6 million for the year ended December 31, 2013. The increase was primarily due to currency fluctuations.

Cost of revenue: Cost of revenue from our Marine Services segment for the year ended December 31, 2015 increased $69.5 million, or 296.1%, to $93.0 million from $23.5 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Marine Services segment for the year ended December 31, 2015 decreased $18.6 million, or 16.7%, to $93.0 million from $111.6 million for the year ended December 31, 2014. The decrease can was primarily due to the reduced number of installation projects and foreign exchange movement impacting net revenue.

On a pro forma basis, cost of revenue from our Marine Services segment for the year ended December 31, 2014 decreased $0.9 million, or 0.8%, to $111.6 million from $112.5 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in payroll costs due to a reduction in seafarer headcount.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2015 increased $1.1 million, or 9.8%, to $11.9 million from $10.8 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2015 decreased $7.5 million, or 38.6%, to $11.9 million from $19.4 million for the year ended December 31, 2014. The decrease is attributable to acquisition and related charges booked in 2014 with no comparable expenses in 2015. On a pro forma basis, selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2014 increased $9.5 million, or 97.0%, to $19.4 million from $9.8 million for the year ended December 31, 2013. The increase was primarily due to acquisition related charges booked in 2014 with additional relocation and severance costs as compared to 2013.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the year ended December 31, 2015 increased $12.8 million, or 290.0%, to $17.3 million from $4.4 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Marine Services segment for the year ended December 31, 2015 decreased $1.0 million, or (5.4)%, to $17.3 million from $18.2 million for the year ended December 31, 2014. The decrease was primarily due to stabilization and the impact of purchase accounting adjustments in 2014.

On a pro forma basis, depreciation and amortization from our Marine Services segment for the year ended December 31, 2014 increased $0.5 million, or 2.6%, to $18.2 million from $17.8 million for the year ended December 31, 2013.

Other operating income (expense): Other operating income from our Marine Services segment for the year ended December 31, 2015 increased $0.4 million, or 100.0%, to $0.4 million from zero for the year ended December 31, 2014. On a pro forma basis, other operating income from our Marine Services segment for the year ended December 31, 2015 increased $0.3 million, or 293.3%, to $0.4 million from $0.1 million for the year ended December 31, 2014.

On a pro forma basis, other operating expense from our Marine Services segment for the year ended December 31, 2014 increased $0.2 million, or 265.1%, from income of $0.1 million for the year ended December 31, 2013.

Telecommunications

Presented below is a table that summarizes the results of operations of our Telecommunications segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net revenue	$460,355	$161,953	$230,686	$298,402	$(68,733)

Cost of revenue	451,697	154,346	220,315	297,351	(65,969)
Selling, general and administrative expenses	6,769	8,788	16,272	(2,019)	(7,484)
Depreciation and amortization	417	528	12,029	(111)	(11,501)
Other operating (income) expense	1,234	131	2,107	1,103	(1,976)
Income (loss) from operations	$238	$(1,840)	$(20,037)	$2,078	$18,197

Net revenue: Net revenue from our Telecommunications segment for the year ended December 31, 2015 increased $298.4 million, or 184.3%, to $460.4 million from $162.0 million for the year ended December 31, 2014. The increase is primarily attributable to growth in wholesale traffic volumes due to continued expansion in the scale and number of customer relationships. The changing customer base has included a shift in sales focus towards larger telecom carriers with higher volume opportunity and characteristically lower credit risk. As a result, the significant increase in volumes and revenue have been accompanied by a reduction in collectability risk and costs to collect, but at a lower average margin contribution than in prior periods. Net revenue from our Telecommunications segment for the year ended December 31, 2014 decreased $68.7 million, or 29.8%, to $162.0 million from $230.7 million for the year ended December 31, 2013. The decrease was primarily due to a significant decline in both domestic and international call terminations year over year.

Cost of revenue: Cost of revenue from our Telecommunications segment for the year ended December 31, 2015 increased $297.4 million, or 192.7%, to $451.7 million from $154.3 million for the year ended December 31, 2014. The increase is directly correlated to the growth in wholesale traffic volumes. Cost of revenue from our Telecommunications segment for the year ended December 31, 2014 decreased $66.0 million, or 29.9%, to $154.3 million from $220.3 million for the year ended December 31, 2013. The decrease is directly correlated to the decline in wholesale traffic volumes and the corresponding decrease in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2015 decreased $2.0 million, or 23.0%, to $6.8 million from $8.8 million for the year ended December 31, 2014. The decrease was primarily due to the focus on cost controls. Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2014 decreased $7.5 million, or 46.0%, to $8.8 million from $16.3 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in salaries and benefits resulting from headcount reductions, lower occupancy costs and professional fees.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for the year ended December 31, 2015 decreased $0.1 million, or 21.0%, to $0.4 million from $0.5 million for the year ended December 31, 2014. The decrease was primarily due to stabilization in the segment and non-comparative equipment disposal in 2014. Depreciation and amortization from our Telecommunications segment for the year ended December 31, 2014 decreased $11.5 million, or 95.6%, to $0.5 million from $12.0 million for the year ended December 31, 2013. The 2013 results included property, plant and equipment for the time PTGI ICS was held for sale. In accordance with GAAP, held for sale assets are not depreciated - once PTGI ICS was no longer classified as held for sale in 2014, the business unit was required to record all unrecorded depreciation in the fourth quarter of 2013.

Other operating (income) expense: Other operating (income) expense from our Telecommunications segment for the year ended December 31, 2015 increased $1.1 million, or 842.0%, to $1.2 million of expense from $0.1 million of expense for the year ended December 31, 2014. The increase was primarily due to the early termination of a lease. Other operating (income) expense from our Telecommunications segment for the year ended December 31, 2014 decreased $2.0 million, or 93.8%, to $0.1 million of expense from $2.1 million of expense for the year ended December 31, 2013. The decrease was primarily due to an asset impairment recorded in 2013.

Utilities Segment

Presented below is a table that summarizes the results of operations of our Utilities segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,					Increase / (Decrease)
	2015	2014	2014 Pro Forma	2013	2013 Pro Forma	2015 compared to 2014 Pro Forma	2014 Pro Forma compared to 2013 Pro Forma
Net revenue	$6,765	$1,839	$2,545	$—	$785	$4,220	$1,760

Cost of revenue	3,871	824	1,287	—	733	2,584	554
Selling, general and administrative expenses	2,147	1,178	1,616	—	496	531	1,120
Depreciation and amortization	1,635	328	1,009	—	—	626	1,009
Income (loss) from operations	$(888)	$(491)	$(1,367)	$—	$(444)	$479	$(923)
Pro Forma amounts included above:
Net revenue			$(706)		$(785)
Cost of revenue			(463)		(733)
Selling, general and administrative expenses			(438)		(496)
Depreciation and amortization			(681)		—
Other operating income (expense)			—		—
			$(491)		$—

Net revenue: Net revenue from our Utilities segment for the year ended December 31, 2015 increased $4.9 million, or 267.9%, to $6.8 million from $1.8 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Utilities segment for the year ended December 31, 2015 increased $4.2 million, or 165.8%, to $6.8 million from $2.5 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Utilities segment for the year ended December 31, 2014 increased $1.8 million, or 224.2%, to $2.5 million from $0.8 million for the year ended December 31, 2013. The increase across all actual and pro forma comparative periods was primarily due to an increase in the number of natural gas filling stations resulting from the growth of the business.

Cost of revenue: Cost of revenue from our Utilities segment for the year ended December 31, 2015 increased $3.0 million, or 369.8%, to $3.9 million from $0.8 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Utilities segment for the year ended December 31, 2015 increased $2.6 million, or 200.8%, to $3.9 million from $1.3 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Utilities segment for the year ended December 31, 2014 increased $0.6 million, or 75.6%, to $1.3 million from $0.7 million for the year ended December 31, 2013. The increase across all actual and pro forma comparative periods was primarily due to the increase in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Utilities segment for the year ended December 31, 2015 increased $1.0 million, or 82.3%, to $2.1 million from $1.2 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Utilities segment for the year ended December 31, 2015 increased $0.5 million, or 32.9%, to $2.1 million from $1.6 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Utilities segment for the year ended December 31, 2014 increased $1.1 million, or 225.8%, to $1.6 million from $0.5 million for the year ended December 31, 2013. The increase across actual and pro forma comparative periods was primarily due to an increase in payroll and benefits as a result of increased employee headcount, as well as increases in insurance costs and professional fees that can be attributed to growth in the business.

Depreciation and amortization: Depreciation and amortization from our Utilities segment for the year ended December 31, 2015 increased $1.3 million, or 398.5%, to $1.6 million from $0.3 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Utilities segment for the year ended December 31, 2015 increased $0.6 million, or 62.0%, to $1.6 million from $1.0 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Utilities segment for the year ended December 31, 2014 increased $1.0 million, or 100.0%, to $1.0 million from zero for the year ended December 31, 2013. The increase across all actual and pro forma periods was primarily due to the increase in the number of natural gas filling stations placed in service.

Life Sciences Segment

Presented below is a table that summarizes the results of operations of our Life Sciences segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Selling, general and administrative expenses	$6,383	$4,761	$—	$1,622	$4,761
Depreciation and amortization	21	1	—	20	1
Income (loss) from operations	$(6,404)	$(4,762)	$—	$(1,642)	$(4,762)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2015 increased $1.6 million, or 34.1%, to $6.4 million from $4.8 million for the year ended December 31, 2014. The increase was primarily due to headcount additions, professional fees, research and development and travel expenses associated with early stage companies formed in 2014. Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2014 increased $4.8 million, or 100.0%, to $4.8 million from zero for the year ended December 31, 2013.

Depreciation and amortization: Depreciation and amortization from our Life Sciences segment for the year ended December 31, 2015 increased $20.0 thousand, or 2,000.0%, to $21.0 thousand from $1.0 thousand for the year ended December 31, 2014. Depreciation and amortization from our Life Sciences segment for the year ended December 31, 2014 increased $1.0 thousand, or 100.0%, to $1.0 thousand from zero for the year ended December 31, 2013.

Other Segment

Presented below is a table that summarizes the results of operations of our Other segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net revenue	$2,125	$—	$—	$2,125	$—

Cost of revenue	3,963	—	—	3,963	—
Selling, general and administrative expenses	2,426	221	—	2,205	221
Depreciation and amortization	1,934	—	3	1,934	(3)
Other operating (income) expense	—	—	676	—	(676)
Income (loss) from operations	$(6,198)	$(221)	$(679)	$(5,977)	$458

The primary component of our Other segment in 2015 is DMi, Inc. ("DMi") which owns licenses to create and distribute NASCAR® video games.

Net revenue: Net revenue from our Other segment for the year ended December 31, 2015 increased $2.1 million, or 100.0%, to $2.1 million from zero for the year ended December 31, 2014. The increase was primarily due to product sales of console and PC versions of NASCAR® '15.

Cost of revenue: Cost of revenue from our Other segment for the year ended December 31, 2015 increased $4.0 million, or 100.0%, to $4.0 million from zero for the year ended December 31, 2014. The increase was primarily due to development costs related to the next version of the NASCAR® game.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Other segment for the year ended December 31, 2015 increased $2.2 million, or 997.7%, to $2.4 million from $0.2 million for the year ended December 31, 2014. The increase was primarily due to the growth of the business through increases in headcount, professional fees and travel and entertainment. Selling, general and administrative expenses from our Other segment for the year ended December 31, 2014 increased $0.2 million, or 0.0%, to $0.2 million from 0.0 million for the year ended December 31, 2013. General and administrative expenses primarily consisted of executive management severance and all other Corporate related selling, general and administrative expenses for the legacy businesses.

Depreciation and amortization: Depreciation and amortization from our Other segment for the year ended December 31, 2015 increased $1.9 million, or 100.0%, to $1.9 million from zero for the year ended December 31, 2014. The increase was primarily due to the amortization of intangible assets established at acquisition.

Non-operating Corporate

Presented below is a table that summarizes the results of operations of our Non-operating Corporate segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Selling, general and administrative expenses	$38,869	$29,256	$18,420	$9,613	$10,836
Other operating (income) expense	2	—	—	2	—
Income (loss) from operations	$38,871	$29,256	$18,420	$9,615	$10,836

Selling, general and administrative expenses: Selling, general and administrative expenses from our non-operating Corporate segment for the year ended December 31, 2015 increased $9.6 million, or 32.9%, to $38.9 million from $29.3 million for the year ended December 31, 2014. The increase was primarily due to a $9.9 million increase in professional fees, primarily attributable to legal and accounting fees for acquisition related activities, and a $2.9 million increase in payroll and benefits as a result of an increase in employee headcount, partially offset by decreases in bonus amounts and share-based payment expense of $3.6 million and $1.0 million, respectively.

Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2014 increased $10.8 million, or 58.8%, to $29.3 million from $18.4 million for the year ended December 31, 2013. The increase was primarily due to a $9.2 million in share-based payment expense, a $3.0 million increase in professional fees, primarily attributable to legal and accounting fees for acquisition related activities and a $3.1 million increase in occupancy expense as a result of rent and termination fees for legacy office and switch site locations, partially offset by a $4.7 million decrease in executive severance costs.

Income (loss) from Equity Investments

Presented below is a table that summarizes the income (loss) from equity investments within our Marine Services and Other segments and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Marine Services	$11,921	$3,552	$—	$8,369	$3,552
Life Sciences	(891)	(35)	—	(856)	(35)
Other	(14,045)	(852)	—	(13,193)	(852)
Income (loss) from equity investments	$(3,015)	$2,665	$—	$(5,680)	$2,665

Marine Services: Income from equity investments from our Marine Services segment for the year ended December 31, 2015 increased $8.4 million, or 235.6%, to $11.9 million from $3.6 million for the year ended December 31, 2014. The increase was primarily due to the full year impact of its investees and an improvement in their performance. Income from equity investments from our Marine Services segment for the year ended December 31, 2014 increased $3.6 million, or 100%, to $3.6 million from zero for the year ended December 31, 2013. The increase was due to our acquisition of GMSL in 2014.

Life Sciences: Loss from equity investments from our Life Sciences segment for the year ended December 31, 2015 increased $0.9 million to $0.9 million from $35 thousand for the year ended December 31, 2014. The increase was primarily due various equity investments made in the fourth quarter of 2014. Loss from equity investments from our Life Sciences segment for the year ended December 31, 2014 increased $35 thousand to $35 thousand from zero for the year ended December 31, 2013.

Other: Loss from equity investments from our Other segment for the year ended December 31, 2015 increased $13.2 million, or 1,548.5%, to $14.0 million from $0.9 million for the year ended December 31, 2014. The increase was primarily due to losses from Novatel Wireless, Inc. in which we have an approximate 22% ownership interest. Loss from equity investments from our Other segment for the year ended December 31, 2014 increased $0.9 million, or 100%, to $0.9 million from zero for the year ended December 31, 2013. The increase was primarily due to our acquisition of various equity investments in 2014.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Management believes that Adjusted EBITDA provides investors with meaningful information for gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our US GAAP financial results.

In 2015, we adjusted our definition of Adjusted EBITDA to exclude the adjustment for income (loss) from equity investees. We believe that the income generated by the equity investees of our Marine Services segment is an integral part of the segment's operating results. For consistency purposes we applied the same treatment to the equity investees within our Other segment. For the year ended December 31, 2014, this change resulted in an increase in Adjusted EBITDA of $4.7 million and $6.3 million on an as reported and pro forma basis, respectively.

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; asset impairment expense; gain (loss) on sale or disposal of assets; lease termination costs; interest expense; loss on early extinguishment or restructuring of debt; other income (expense), net; foreign currency transaction gain (loss); income tax

(benefit) expense; gain (loss) from discontinued operations; noncontrolling interest; share-based compensation expense; acquisition related costs; and other costs.

We have included below certain pro forma financial information for the year ended December 31, 2014 for the Manufacturing, Marine Services and Utilities operating segments. These pro forma results give effect to the acquisitions of Schuff, GMSL and ANG as if they had occurred on January 1, 2014. The pro forma results of operations were derived from the unaudited historical financial statements of Schuff for the five months ended May 26, 2014; of GMSL for the nine months ended September 30, 2014; and of ANG for the seven months ended July 31, 2014. Management believes that presenting pro forma results provides important information to investors to help them understand the Company’s financial performance, by providing analysis of trends in our underlying businesses as it allows for comparability to prior period results. Unaudited pro forma Adjusted EBITDA is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of their respective dates, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Our Adjusted EBITDA was $51.9 million and $75.3 million (pro forma) for the years ended December 31, 2015 and 2014, respectively. The drivers of the decrease in Adjusted EBITDA includes the full year impact of losses from equity investments made in the second half of 2014 in our Other segment, principally losses from our share of the net loss of Novatel Wireless , Inc., operating losses from early stage investments in our Life Sciences and Other segments and a decrease in operating income from our Marine Services segment driven by a reduction in installation projects attributable to market conditions, as well as an unfavorable movement in foreign currency exchange (in thousands).

	Year Ended December 31, 2015
	Manufacturing	Marine Services	Insurance	Telecommunications	Utilities	Life Sciences	Non-operating Corporate	Other	HC2 Holdings, Inc.
Net income (loss)	$24,451	$20,855	$1,327	$2,779	$(274)	$(4,575)	$(61,852)	$(18,276)	$(35,565)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2,016	17,256	2	417	1,635	20	—	1,934	23,280
Depreciation and amortization (included in cost of revenue)	7,659	—	—	—	—	—	—	—	7,659
Asset impairment expense	—	547	—	—	—	—	—	—	547
(Gain) loss on sale or disposal of assets	257	(138)	—	50	—	—	—	1	170
Lease termination costs	—	—	—	1,184	—		—	1	1,185
Interest expense	1,379	3,803	—	—	42	—	33,793	—	39,017
Other (income) expense, net	(443)	(1,340)	(56)	(2,304)	(42)	(1)	5,242	5,764	6,820
Foreign currency (gain) loss (included in cost of revenue)	—	(2,039)	—	—	—	—	—	—	(2,039)
Income tax (benefit) expense	15,572	400	(1,448)	(237)	(347)	(1,037)	(16,052)	(7,733)	(10,882)
Loss from discontinued operations	20	—	—	—	—	—	—	1	21
Noncontrolling interest	1,136	616	—	—	(267)	(1,681)	—	(1)	(197)
Share-based payment expense	—	—	—	—	49	71	10,982	—	11,102
Acquisition related costs	—	—	—	—	70	23	8,362	—	8,455
Other costs	—	2,181	—	121	—	—	—	—	2,302
Adjusted EBITDA	$52,047	$42,141	$(175)	$2,010	$866	$(7,180)	$(19,525)	$(18,309)	$51,875

	As Reported	Pro Forma
	Year Ended December 31, 2014
(in thousands)	HC2 Holdings, Inc.	Manufacturing	Marine Services	Insurance	Telecommunications	Utilities	Life Sciences	Non-operating Corporate	Other	HC2 Holdings, Inc.
Net income (loss)	$(14,391)	$19,278	$17,718	$—	$(1,068)	$236	$(3,759)	$(51,410)	$29,219	$10,214
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	6,334	4,139	14,776	—	528	484	1	—	—	19,928
Depreciation and amortization (included in cost of revenue)	4,350	4,350	—	—	—	—	—	—	—	4,350
Asset impairment expense	291	—	—	—	291	—	—	—	—	291
(Gain) loss on sale or disposal of assets	(162)	(2)	104	—	(160)	—	—	—	—	(58)
Lease termination costs	—	—	—	—	—	—	—	—	—	—
Interest expense	12,347	1,627	4,708	—	1	20	—	10,700	—	17,056
Loss on early extinguishment of debt	11,969	—	—	—	—	—	—	11,969	—	11,969
Other (income) expense, net	(702)	(476)	(2,410)	—	(831)	(1,431)	—	217	1,610	(3,321)
Foreign currency (gain) loss (included in cost of revenue)	—	—	—	—	—	—	—	—	—	—
Income tax (benefit) expense	(22,869)	13,318	1,069	—	58	103	—	(963)	(31,828)	(18,243)
Loss from discontinued operations	146	35	3,007	—	—	—	—	—	157	3,199
Noncontrolling interest	2,559	3,569	3,059	—	—	229	(1,038)	—	1	5,820
Share-based payment expense	11,028	—	—	—	—	—	—	11,028	—	11,028
Acquisition related costs	13,044	—	7,966	—	—	—	—	5,078	—	13,044
Other costs	—	—	—	—	—	—	—	—	—	—
Adjusted EBITDA	$23,944	$45,838	$49,997	$—	$(1,181)	$(359)	$(4,796)	$(13,381)	$(841)	$75,277
Manufacturing: Adjusted EBITDA from our Manufacturing segment for the year ended December 31, 2015 increased $6.2 million, or 13.5%, to $52.0 million from $45.8 million (on a pro forma basis) for the year ended December 31, 2014. The increase was primarily due to the increase in operating income generated during the year.

Marine Services: Adjusted EBITDA from our Marine Services segment for the year ended December 31, 2015 decreased $7.9 million, or 15.7%, to $42.1 million from $50.0 million (on a pro forma basis) for the year ended December 31, 2014. The decrease was primarily due to the decrease in revenue resulting from a reduction in the number of installation projects and vessel charters when compared to 2014, and the unfavorable year over year decline in foreign currency transaction gain/loss, partially offset by an increase in income from equity investees.

Telecommunications: Adjusted EBITDA from our Telecommunications segment for the year ended December 31, 2015 increased $3.2 million, or 270.2%, to $2.0 million from $(1.2) million for the year ended December 31, 2014. The increase was primarily due to management restructuring efforts and cost control measures resulting in selling, general and administrative expense and fixed network cost reductions, combined with increased margin contribution from growth in wholesale traffic volumes resulting from continued expansion in the scale and number of customer relationships.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2015 increased $2.4 million or, 49.7% to $7.2 million from $4.8 million due to increased costs at early stage subsidiaries.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2015 increased $6.1 million, or 45.9%, to $19.5 million from $13.4 million for the year ended December 31, 2014. The increase in the loss was primarily due to an increase in professional fees, primarily attributable to legal and accounting fees related to acquisition and financing activities and an increase in payroll and benefits as a result of an increase in employee headcount, partially offset by decreases in bonus amounts.

Other: Adjusted EBITDA loss from the Other segment for the year ended December 31, 2015 increased $17.5 million, or 2187%, to $18.3 million from $0.8 million for the year ended December 31, 2014. The increase in the loss was primarily due to the full year impact of our early stage investments and equity method investments.

Discontinued Operations

2015 and 2014 Developments—There were no additional discontinued operations in 2015 or 2014.

2013 Developments—In the second quarter of 2013, the Company sold its BLACKIRON Data segment. In addition, in the second quarter of 2013, the Company entered into a definitive purchase agreement to sell its North America Telecom segment and sought shareholder approval of such transaction. On July 31, 2013, the Company completed the initial closing of the sale of its North America Telecom segment (see Note 23—“Discontinued Operations”). In conjunction with the initial closing of the sale of the North America Telecom segment, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc., “PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. The closing of the sale of Primus Telecommunications, Inc. (“PTI”) (the remaining portion of the North America Telecom segment subject to the applicable purchase agreement) was completed on July 31, 2014. Prior to the closing, PTI had been included in discontinued operations as a result of being held for sale. In December 2013, based on management’s assessment of the requirements under ASC 360, it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, ICS became classified as a continuing operation. ICS had been classified as a discontinued operation since the second quarter of 2012 as a result of being held for sale.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net revenue	$—	$7,530	$132,515
Operating expenses	38	7,610	119,392
Income (loss) from operations	(38)	(80)	13,123
Interest expense	—	(17)	(11,362)
Gain (loss) on early extinguishment or restructuring of debt	—	—	(21,124)
Other income (expense), net	4	(60)	(51)
Foreign currency transaction gain (loss)	—	—	(378)
Income (loss) before income tax benefit (expense)	(34)	(157)	(19,792)
Income tax benefit (expense)	13	132	171
Income (loss) from discontinued operations	$(21)	$(25)	$(19,621)

Constant Currency
When we refer to operating results on a constant currency basis, this means operating results without the impact of the currency exchange rate fluctuations. We calculate constant currency results using the prior year's currency exchange rate for both periods presented. We believe the disclosure of operating results on a constant currency basis permits investors to better understand our underlying performance.

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

As of December 31, 2015, we had $158.6 million of cash and cash equivalents compared to $108.0 million as of December 31, 2014. As of December 31, 2015, we had $372.0 million of indebtedness compared to $335.5 million as of December 31, 2014, and as of December 31, 2015, we had $52.6 million of outstanding Preferred Stock compared to $39.8 million as of December 31, 2014.  We are required to make semi-annual interest payments on our outstanding 11% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

We believe that we will continue to meet our liquidity requirements and fund our fixed obligations (such as operating leases) and other cash needs for our operations for at least the next twelve months.

The ability of the Company’s subsidiaries to have access to and or generate sufficient net income and cash flows to make upstream cash distributions and fund their operations is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds in each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. In addition, one or more subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt or equity securities for a variety of purposes, including in order to grow their businesses, pursue acquisition activities or to manage their liquidity needs. Any such issuance may limit a subsidiary’s ability to make upstream cash distributions. The Company’s liquidity may also be impacted by the capital needs of its current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness.

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

Pro Forma Capital Expenditures

Pro forma capital expenditures for the years ended December 31, 2015, 2014 and 2013 include pro forma financial information for the Manufacturing and Marine Services operating segments. These pro forma capital expenditures give effect to the acquisitions of Schuff and GMSL as if they had occurred on January 1, 2013. Pro forma capital expenditures consist of the following (in thousands):

	As Reported			Pro Forma
	Years Ended December 31,
	2015	2014	2013	2014	2013
Manufacturing	$4,969	$5,039	$—	$10,858	$9,989
Marine Services	10,651	(863)	—	3,345	16,135
Insurance	—	—	—	—	—
Telecommunications	449	42	1,390	42	1,390
Utilities	4,750	803	—	803	—
Life Sciences	271	—	—	—	—
Other (1)	234	798	11,187	798	11,137
Total	$21,324	$5,819	$12,577	$15,846	$38,651
 (1) Other also includes capital expenditures related to discontinued operations.

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

CIG Capital Contributions

In connection with the Company’s acquisition of CIG, the Company contributed to the acquired companies approximately $33.0 million of additional assets, as required by the purchase agreement for the purpose of satisfying the reserve release amount of $13.0 million and offsetting the impact on the acquired companies’ statutory capital and surplus of the election to be made by the Company and the seller of the acquired companies pursuant to Section 338(h)(10) of the Internal Revenue Code in connection with the transaction as soon as possible after closing.

In connection with the consummation of the acquisition, the Company agreed with the Ohio Department of Insurance (ODOI) that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance (TDOI) that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI). As of year-end, after taking into account the transactions described above, CGI’s total adjusted capital was approximately 455% of CGI’s authorized control level risk-based capital and UTA’s total adjusted capital was approximately 514% of UTA’s authorized control level risk-based capital.

Also in connection with the consummation of the acquisition, each of CGI and UTA entered into a capital maintenance agreement (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”) with Great American Financial Resources, Inc. (“Great American”). Under each Capital Maintenance Agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory statement). Great American’s obligation to make such payments is capped at $25 million under the Capital Maintenance Agreement with UTA and $10 million under the Capital Maintenance Agreement with CGI (each, a “Cap”). Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American thereunder equal the Cap. Pursuant to the Purchase Agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the Capital Maintenance Agreements.

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

The indenture also includes two maintenance covenants:  a maintenance of liquidity covenant and a maintenance of collateral coverage covenant.  The maintenance of liquidity covenant currently provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 6 months.  Beginning on November 20, 2015, unless the Company has a Collateral Coverage Ratio (as defined in the indenture) of at least 2:1, the maintenance of liquidity covenant will provide that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 12 months.  The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (as defined in the Indenture) calculated on a pro forma basis as of the last day of each fiscal quarter of Company may not be less than 1.25:1. As of December 31, 2015, the Company was in compliance with these covenants in the indenture.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional preferred stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Operating activities	$(32,561)	$3,663	$(20,315)	$(36,224)	$23,978
Investing activities	(14,742)	(185,224)	258,144	170,482	(443,368)
Financing activities	103,168	282,543	(250,102)	(179,375)	532,645
Effect of exchange rate changes on cash and cash equivalents	(5,219)	(2,001)	(1,927)	(3,218)	(74)
Net (decrease) increase in cash and cash equivalents	$50,646	$98,981	$(14,200)	$(48,335)	$113,181

Operating Activities

Cash used in operating activities totaled $32.6 million for fiscal 2015 as compared to cash provided of $3.7 million for fiscal 2014. The $36.2 million decline was the result of a $54.4 million decrease in working capital, partially offset by an $18.2 million increase in net income, net of non-cash operating activity, resulting from the full year impact of our 2014 acquisitions offset in part by an increase in interest expense and the impact of our early stage subsidiaries.

Cash provided by operating activities totaled $3.7 million for fiscal 2014 as compared to cash used of $20.3 million for fiscal 2013. The $24.0 million improvement was the result of (i) a $31.8 million increase in accounts payable and other current liabilities related to payments held due to year-end holidays in the Manufacturing segment, and (ii) a $21.2 million decrease in accounts receivable due to payments received, offset by (iii) a $23.8 million decrease in billings in excess of costs and recognized earnings on uncompleted contracts as costs came in and reduced over billings in the Manufacturing segment, and (iv) a $5.2 million decline in net income, net of non-cash operating activity.

Investing Activities

Cash used in investing activities during fiscal 2015 was $14.7 million primarily driven by (i) $54.6 million for the purchase of investments, (ii) $21.3 million of capital expenditures, and (iii) $7.0 million paid for the acquisition of CIG, partially offset by (iv) $48.5 million acquired in the acquisition of CIG, (v) $12.2 million from the sale of investments, (vi) $5.0 million from the sale of property and equipment, and (vii) receipt of $4.6 million in dividends from equity investees.

Cash used in investing activities during fiscal 2014 was $185.2 million primarily driven by (i) $85.0 million for the Schuff acquisition, (ii) $26.1 million for additional purchases of Schuff stock, (iii) $130.4 million for the GMSL acquisition, (iv) $15.5 million for the ANG acquisition, (v) $14.2 million for the Novatel Wireless investment, (vi) $9.9 million for the R2 Dermatology investment, (vii) $9.9 million for the purchase of marketable securities, (viii) $5.8 million for capital expenditures (ix) $5.6M million for the Nervve Technologies investment and (x) $4.2 million for the DMi, Inc. investment, partially offset by (xi) $62.6 million cash acquired in the GMSL acquisition, and (xii) a $15.5 million contribution by the noncontrolling interest of ANG.

Cash provided by investing activities during fiscal 2013 was $258.1 million primarily driven by $270.6 million of net proceeds from the sale of our BLACKIRON Data and North America Telecom segments, partially offset by $12.6 million of capital expenditures.

Financing Activities

Cash provided by financing activities during fiscal 2015 was $103.2 million primarily driven by (i) $564.9 million of proceeds from credit facilities, primarily in our Manufacturing segment, and the 11% Senior Secured Notes, and (ii) $54.0 million of proceeds from the issuance of common stock, (iii) $14.0 million of proceeds from the issuance of Series A-2 preferred stock and (iv) a $6.0 million decrease in restricted cash, partially offset by (iv) $528.7 million used to make principal payments on our credit facilities, primarily in our Manufacturing segment, and (v) $5.7 million in dividend payments.

Cash provided by financing activities during fiscal 2014 was $282.5 million primarily driven by (i) $915.9 million of proceeds from credit facilities and our 11% Senior Secured Notes, (ii) $40.0 million of net proceeds from the issuance of series A preferred stock ($29.0 million) and series A-1 preferred stock ($11.0 million), (iii) $6.0 million of proceeds from the issuance of common stock in conjunction with the Schuff acquisition, and (iv) $24.3 million of proceeds primarily from the exercise of warrants, offset by (v) $689.7 million used to make principal payments on then-existing credit facilities, and (vi) $12.3 million in financing fees.

Cash used in financing activities during fiscal 2013 was $250.1 million primarily driven by (i) $128.0 million for the redemption of the 13% Senior Secured Notes, 10% Senior Secured Notes and 10% Senior Secured Exchange Notes, (ii) $119.8 million for a special cash dividend to our shareholders, (iii) $1.2 million of fees on the redemption of the 13% Senior Secured Notes, 10% Senior Secured Notes and 10% Senior Secured Exchange Notes, (iv) $1.2 million of dividend equivalents to our shareholders, (v) $1.0 million to satisfy the tax obligations for shares issued under share-based compensation arrangements, partially offset by (vi) $1.1 million in proceeds from the exercise of warrants and stock options.

Contractual Obligations

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life, accident and health liabilities (1)	$1,116,224	$68,729	$80,085	$59,418	$907,992
Annuities (1)	214,004	15,693	28,955	25,725	143,631
Operating leases	28,489	5,797	8,333	5,347	9,012
Capital leases	65,007	6,724	16,965	20,495	20,823
Notes payable (2)	463,071	44,162	76,321	342,588	—
Total contractual obligations	$1,886,795	$141,105	$210,659	$453,573	$1,081,458
(1) Net of reinsurance recoverable
(2) Interest is calculated using stated interest rates as shown in Note 12—“Long Term Obligations” to our consolidated financial statements.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

Other Invested Assets

The Company's other invested assets as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015				2014
	Cost Method	Equity Method	Fair Value	Total	Cost Method	Equity Method	Total
Common Equity
DeepOcean Group	$249	$—	$—	$249	$—	$—	$—
Novatel Wireless, Inc.	—	6,475	—	6,475	—	10,462	10,462
	249	6,475	—	6,724	—	10,462	10,462
Preferred Equity
mParticle	655	—	—	655	—	—	—
BeneVir Biopharm, Inc.	—	1,179	—	1,179	—	1,915	1,915
MediBeacon, Inc.	—	2,709	—	2,709	—	—	—
NerVve Technologies, Inc.	—	3,634	—	3,634	—	5,538	5,538
Triple Ring Technologies, Inc.	1,000	—	—	1,000	—	—	—
	1,655	7,522	—	9,177	—	7,453	7,453
Warrants and Call Options
DeepOcean Group	784	—	—	784	—	—	—
Novatel Wireless, Inc.	3,097	—	—	3,097	2,956	—	2,956
The Andersons, Inc.	—	—	632	632	—	—	—
DTV America	—	—	723	723	—	—	—
NerVve Technologies, Inc.	—	—	52	52	—	—	—
Gaming Nation, Inc.	—	—	3,436	3,436	—	—	—
	3,881	—	4,843	8,724	2,956	—	2,956
Other Equity
Kaneland, LLC	—	988	—	988	—	1,151	1,151
Other	—	183	—	183	—	—	—
	—	1,171	—	1,171	—	1,151	1,151
GMSL Joint Ventures
Huawei Marine Networks Co., Ltd	—	16,073	—	16,073	—	10,943	10,943
International Cableship Pte., Ltd.	—	498	—	498	—	2,995	2,995
S. B. Submarine Systems Co., Ltd.	—	9,513	—	9,513	—	13,061	13,061
Visser Smit Global Marine Pte	—	418	—	418	—	464	464
Sembawang Cable Depot Pte., Ltd.	—	822	—	822	—	1,031	1,031
Global Cable Technology Ltd.	—	—	—	—	—	50	50
	—	27,324	—	27,324	—	28,543	28,543
Total other invested assets	$5,784	$42,492	$4,843	$53,119	$2,956	$47,610	$50,566

Schuff

Cash Flows

Cash flow from operating activities is the principal source of cash used to fund Schuff’s operating expenses, interest payments on debt, and capital expenditures. Its short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Schuff attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, Schuff generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, Schuff relies on its credit facilities to meet its working capital needs. Schuff believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

Schuff is required to make monthly interest payments on all of its debt. Based upon the December 31, 2015 debt balance of $16.0 million, Schuff anticipates that its monthly interest payments will be approximately $63,000 each.

Schuff estimates that its capital expenditures for 2016 will be approximately $6.5 million. It believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, Schuff may expand its operations through future acquisitions and may require additional equity or debt financing.

GMSL

Market Environment

The exchange rates between the US dollar, the Singapore dollar and the British pound have fluctuated in recent periods and may fluctuate substantially in the future. Accordingly, any material appreciation of the British pound against the U.S. dollar and Singapore dollar could have a negative impact on GMSL's results of operations and financial condition.

The joint ventures in which GMSL has operating activities or interests that are located outside the United States are subject to certain risks related to the indirect ownership and development of, or investment in, foreign subsidiaries, including government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, U.S. taxes on the repatriation of funds to the U.S., and other laws and regulations, any of which may have a material adverse effect on GMSL's investments, financial condition, results of operations, or cash flows.

CIG

Market environment

As of December 31, 2015, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

Dividend Limitations

CIG is subject to Texas and Ohio statutory provisions that restrict the payment of dividends. The dividend limitations on CIG are based on statutory financial results and regulatory approval. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

Cash flows

CIG’s principal cash inflows from its from premiums, annuity deposits and insurance and investment product fees and other income. CIG’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities.

CIG's principal cash outflows relate to the payment of claims liabilities, interest credited and operating expenses. CIG’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Asset Liability Management

CIG conducts its operations through operating subsidiaries. CIG's principal sources of cash flow from operating activities are insurance premiums and fees and investment income, where cash flows from investing activities are a result of maturities and sales of invested assets.  In addition, CIG may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities.

The liquidity requirements of CIG’s regulated insurance subsidiaries principally relate to the liabilities associated with its insurance products, operating costs and expenses and income taxes. Liabilities arising from insurance products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals.  CIG’s insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements.

CIG’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments.  Products having liabilities with longer durations, such as long-term care insurance, are matched with investments such as long-term fixed maturity securities.  Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities.  The types of assets in which CIG may invest are influenced by state laws, which prescribe qualified investment assets applicable to insurance companies.  Within the parameters of these laws, CIG invests in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations.  The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.  In addition, at any given time, CIG’s insurance subsidiaries could hold cash, highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals.

The ability of CIG’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, CIG’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiaries Risk-Based Capital (“RBC”) ratio.  CIG monitors its insurance subsidiaries’ compliance with the RBC requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of December 31, 2015, each of CIG’s insurance subsidiaries has exceeded the minimum RBC requirements.  CIG’s insurance subsidiaries paid no dividends to CIG in fiscal 2015 and have further each agreed with its state regulator to not pay dividends for three years following the completion of their acquisition on 12/24/2015.

Investments

As of December 31, 2015, the carrying value of CIG’s investment portfolio was approximately $1.3 billion and was divided among the following asset classes (in thousands):

	December 31, 2015
	Fair Value	Percent
U.S. Government and government agencies	$17,083	1.3%
States, municipalities and political subdivisions	386,260	29.5%
Foreign government	6,429	0.5%
Residential mortgage-backed securities	166,315	12.7%
Commercial mortgage-backed securities	75,035	5.7%
Asset-backed securities	34,451	2.6%
Corporate and other	545,825	41.6%
Common stocks (*)	28,645	2.2%
Perpetual preferred stocks	31,057	2.4%
Mortgage loans	1,252	0.1%
Policy loans	18,476	1.4%
Other invested assets	183	—%
Total	$1,311,011	100.0%
(*) Balance includes fair value of certain securities held by the Company, which are either eliminated on consolidation or reported within other invested assets.

Fixed Maturity Securities

Insurance statutes regulate the type of investments that CIG is permitted to make and limit the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and CIG's business and investment strategy, CIG generally seeks to invest in (i) securities rated investment grade by established nationally recognized statistical rating organizations (each, a nationally recognized statistical rating organization (“NRSRO”)), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.

As of December 31, 2015, CIG's fixed maturity AFS portfolio was approximately $1.2 billion. The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	December 31, 2015
Rating	Fair Value	Percent
AAA, AA, A	$790,215	64.2%
BBB	286,861	23.3
Total investment grade	1,077,076	87.5
BB	36,190	2.9
B	18,659	1.5
CCC, CC, C	34,785	2.8
D	25,261	2.1
NR	39,427	3.2
Total non-investment grade	154,322	12.5
Total	$1,231,398	100.0%

Foreign Currency

Foreign currency translation can impact our financial results. During the years ended December 31, 2015, 2014 and 2013, approximately 36.4%%, 19.2% and 52.9%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (the “USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, the USD was stronger on average as compared to the GBP. For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the USD was stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2015, 2014 and 2013:

Net Revenue by Location—in USD (in thousands)

	Years Ended December 31,
				2015	vs 2014	2014	vs 2013
	2015	2014	2013	Variance $	Variance %	Variance $	Variance %
United Kingdom	395,917	97,653	122,123	298,264	305.4%	(24,470)	(20.0)%

Net Revenue by Location—in Local Currency (in thousands)

	Years Ended December 31,
				2015	vs 2014	2014	vs 2013
	2015	2014	2013	Variance $	Variance %	Variance $	Variance %
United Kingdom (in GBP)	259,130	59,989	78,371	199,141	332.0%	(18,382)	(23.5)%

Critical Accounting Policies

Fair Value Measurements

General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These principles also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 financial instruments include corporate and municipal fixed maturity securities, mortgage-backed non-affiliated common stocks priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category primarily includes private placements, asset-backed securities, and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities.

Other than transactions described within Note 3. Business Combinations, the Company did not have any significant nonrecurring fair value measurements of non-financial assets and liabilities in 2015 or 2014.

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

The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required.

Reinsurance

Premium revenue and benefits are reported net of the amounts related to reinsurance ceded to and assumed from other companies. Expense allowances from reinsurers are included in other operating and general expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

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

Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360.

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

The Company's goodwill is held by 5 separate reporting units, which are subject to their own annual test of impairment on October 1st: Schuff, ICS, ANG, GMSL and DMi.

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

Intangible assets not subject to amortization consist of certain licenses. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

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

Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

Value of Business Acquired ("VOBA")

VOBA is a liability that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. A VOBA liability (negative asset) occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. VOBA amortization are reported within Depreciation and amortization in the accompanying consolidated statements of operations.

The VOBA balance is also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

Annuity Benefits Accumulated

Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability (primarily interest credited) are charged to expense and decreases for charges are credited to annuity policy charges revenue. Reserves for traditional fixed annuities are generally recorded at the stated account value.

Life, Accident and Health Reserves

Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations unless a loss recognition event (premium deficiency) occurs. Claim reserves and liabilities established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

For long-duration contracts (such as traditional life and long-term care insurance policies), loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) are not expected to cover the present value of future claims payments and related settlement and maintenance costs (excluding overhead) as well as unamortized acquisition costs. If a block of business is determined to be in loss recognition, a charge is recorded in earnings in an amount equal to the excess of the present value of expected future claims costs and unamortized acquisition costs over existing reserves plus the present value of expected future premiums (with no provision for adverse deviation). The charge is recorded as an additional reserve (if unamortized acquisition costs have been eliminated).

In addition, reserves for traditional life and long-term care insurance policies are subject to adjustment for loss recognition charges that would have been recorded if the unrealized gains from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of AOCI.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, investments and the insurance reserves, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various other contingencies.

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

Revenue and Cost Recognition

GMSL - GMSL generates revenue by providing maintenance services for subsea telecommunications cabling. GMSL also generates revenues from the design and installation of subsea cables under contracts. GMSL also provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore oil and gas platforms and installs inter-array power cables for use in offshore wind farms and in the offshore wind market.

Telecommunication/Maintenance - GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of up to 60 global telecommunications providers. Typically, GMSL enters into five to seven years contracts to provide maintenance to cable systems that are located in specific geographical areas. Revenue from these maintenance agreements is recognized on a straight line basis unless the pattern of costs associated with repairs indicates otherwise.

Telecommunications/Installation - GMSL provides installation of cable systems including route planning, mapping, route engineering, cable laying, and trenching and burial. GMSL’s installation business is project-based with fixed price contracts typically lasting one to five months. Revenue is recognized on a time apportioned basis over the length of installation.

Charter hire - rentals from short term operating leases in respect of vessels are recognized as revenue on a straight line basis over the term of the lease.

Oil & Gas - GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems which allow customers to monitor subsea seismic data. The majority of GMSL’s oil & gas business is contracted on a project-by-project basis with major energy producers or tier I engineering, procurement and construction (EPC) contractors. Revenue is recognized as time and costs are incurred.

A loss is recognized immediately if the expected costs during any contract exceed expected revenues. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

Schuff - Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At December 31, 2015, Schuff had $165.2 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the unapproved change orders at December 31, 2015 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

ICS - Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Pensions

GMSL operates various pension schemes comprising both defined benefit plans and defined contribution plans. GMSL also makes contributions on behalf of employees who are members of the Merchant Navy Officers Pension Fund (“MNOPF”).

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

Share-Based Compensation

The Company accounts for share-based compensation under ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), which addresses the accounting for share-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC 718 generally requires that share-based compensation be accounted for using a fair-value based method. The Company records share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

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

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future that do not contain antidilution provisions requiring the adjustment of exercise prices and option shares. Share-based compensation is recorded net of expected forfeitures.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at December 31, 2015 included letters of credit of $3.9 million under a credit and security agreement with Wells Fargo Credit, Inc. and performance bonds of $41.6 million.

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

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of our “Related Party Transactions,” refer to Note 19. Related Parties to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

HC2

Important factors or risks that could cause HC2’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	unanticipated issues related to the restatement of our financial statements;

•	our ability to remediate future material weaknesses in our internal control over financial reporting;

•	the possibility of indemnification claims arising out of divestitures of businesses;

•	uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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

Marine Services / GMSL

Important factors or risks that could cause GMSL’s, and thus our Marine Services segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

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

Manufacturing / Schuff

Important factors or risks that could cause Schuff’s, and thus our Manufacturing segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

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

Telecommunications / ICS

Important factors or risks that could cause ICS’s, and thus our Telecommunications segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

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

Equity Price Risk

HC2 is exposed to market risk through changes in fair value of marketable equity securities. HC2 follows an investment strategy approved by its board of directors which sets certain restrictions on the amounts of securities it may acquire and its overall investment strategy.

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

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical decline in equity market prices. As of December 31, 2015, assuming all other factors are constant, we estimate that a 10%, 20%, and 30% decline in equity market prices would have a $5.0 million, $9.9 million, and $14.9 million adverse impact on the fair value of HC2’s portfolio of marketable equity securities, respectively.

Foreign Currency Exchange Rate Risk

GMSL and ICS are exposed to market risk from foreign currency price changes which could have a significant, potentially adverse, impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries.

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

Interest Rate Risk

GMSL and Schuff are exposed to the market risk from changes in interest rate risk through its notes payable which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on the notes payable outstanding as of December 31, 2015 of $19.6 million, would result in an increase in the recorded interest expense of $0.2 million, $0.4 million, and $0.6 million per year, respectively.

Commodity Price Risk

Schuff is exposed to market risk from changes in prices on steel. For large orders the risk is mitigated by locking in the price with a mill at the time an order is awarded with the general contractor. In the event of a subsequent price increase by a mill, Schuff has the ability to pass the higher costs on to the general contractor. Schuff does not hedge or enter into any forward purchasing arrangements with the mills. The price negotiated at the time of the order is the price paid by the company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the material weaknesses in the Company’s internal control over financial reporting described in the Company’s 2014 Annual Report on Form 10-K/A related to the preparation and review of our income tax provisions and related accounts, the valuation of business acquisitions and the accounting for complex and/or non-routine transactions were remediated and that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As previously disclosed, in connection with the preparation of the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in our internal controls over the accounting for income taxes, including the income tax provision, the related tax assets and liabilities and the related footnote disclosures. Specifically, management determined that the Company did not have the technical knowledge or perform sufficient review and approval of the completeness and accuracy of the data used in the computation of income tax expense, taxes payable or receivable, deferred tax assets and liabilities, and the related footnote disclosures. Management also identified a material weakness in our internal controls over the valuation of a business acquisition and the accounting for complex and/or non-routine transactions. In particular, the Company determined that it incorrectly valued its acquisition of American Natural Gas, completed on August 1, 2014, in its financial statements for the quarter ended September 30, 2014 as required by FASB Accounting Standards Codification 805. In addition, we determined that the valuation of the net assets acquired was incorrect. The Company also determined that it incorrectly classified funds in its Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014 as cash flows from operating activities rather than cash flows from investing activities. The funds related to the Company’s 2013 sales of its North American Telecom and BLACKIRON Data business units that were released from escrow in 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company restated its financial statements for the year ended December 31, 2014 and the quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 to correct errors resulting from these material weaknesses. The Company also undertook a comprehensive plan to remediate these material weaknesses, as described below.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that the material weaknesses described above were remediated and that our internal control over financial reporting was effective as of December 31, 2015.

As permitted by applicable SEC guidance, management’s evaluation of our internal control over financial reporting did not include an assessment of the effectiveness of internal control over financial reporting at United Teacher Associates Insurance Company and Continental General Insurance Company which the Company acquired during 2015 (see Note 3 to the consolidated financial statements). The acquired entities reflect total assets and net revenues of 71% and less than 1%, respectively, of the consolidated financial statements for the year ended December 31, 2015. In accordance with the Company’s integration efforts, the Company is in the process of incorporating each acquired entity’s operations into its “internal control over financial reporting” and intends to complete this within the one-year of acquisition date time frame for each entity.

Management performed analyses, substantive procedures, and other post-closing activities, with the assistance of consultants and other professional advisors, in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related footnote disclosures. Accordingly, management believes that the financial statements included in this Form 10-K as of December 31, 2015, and for the year ended December 31, 2015, are fairly presented, in all material respects, in conformity with U.S. GAAP.

2015 Remediation Steps

The Company believes that the material weaknesses relating to the accounting for complex and/or non-routine transactions and accounting for income tax were a result of the Company’s strategy to acquire and grow businesses that can generate long-term sustainable free cash flow, which added additional complexity surrounding the accounting, reporting and internal control environment during 2014, with significant volume occurring in the third quarter of 2014. The material weaknesses included deficiencies in the period-end financial reporting process, an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements, and inadequate monitoring and review activities.

To address these material weaknesses, the Company undertook the following steps in 2015:

•	appointed a new Chief Financial Officer;

•	hired additional certified public accountants, including a Controller;

•	engaged external advisors to supplement the staff charged with compiling and filing our U.S. GAAP results;

•	implemented organizational structure changes that better integrate the tax accounting and finance functions;

•	enhanced our processes and procedures for determining, documenting and calculating our income tax provision;

•	increased the level of certain tax review activities throughout the year and during the financial statement close process; and

•	enhanced the procedures and documentation requirements, including related training, surrounding the evaluation and recording of complex and/or non-routine transactions, such as business combinations.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting in 2015 includes internal controls relating to Schuff International, Inc., Bridgehouse Marine Limited and American Natural Gas, which we acquired in 2014. Except for such changes with respect to these acquired companies, and completing the remediation steps described above, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2016 annual meeting of stockholders ("2016 Proxy Statement"), which is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our executive officers, directors and code of conduct is set forth below. Information relating to beneficial ownership reporting compliance is set forth in our 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert is set forth in our 2016 Proxy Statement under the Caption “Board Committees” and is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of March 15, 2016.

Name	Age	Position
Philip A. Falcone	53	Chairman, President and Chief Executive Officer
Keith M. Hladek	40	Chief Operating Officer
Michael Sena	43	Chief Financial Officer
Paul K. Voigt	56	Senior Managing Director of Investments
Robert M. Pons	59	Executive Vice President of Business Development
Ian W. Estus	41	Managing Director of Investments
Andrea L. Mancuso	45	General Counsel and Corporate Secretary

Philip A. Falcone, 53, has served as a director of HC2 since January 2014, and as Chairman, President, and Chief Executive Officer of HC2 since May 2014. Mr. Falcone served as a director, Chairman of the Board and Chief Executive Officer of HRG Group, Inc. (f/k/a Harbinger Group Inc., “HRG”) from July 2009 to November 2014. From July 2009 to July 2011, Mr. Falcone also served as the President of HRG. Mr. Falcone is also the Chief Investment Officer and Chief Executive Officer of Harbinger Capital Partners LLC (“Harbinger Capital”), and is the Chief Investment Officer of other Harbinger Capital affiliated funds. Mr. Falcone co-founded the funds affiliated with Harbinger Capital in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone currently serves on the board of directors of Novatel Wireless, Inc., a provider of intelligent wireless solutions for the worldwide mobile communications market. Mr. Falcone received an A.B. in Economics from Harvard University.

Keith Hladek, 40, has been the Chief Operating Officer of HC2 since May 2014. Mr. Hladek is also the Chief Financial Officer and Chief Operating Officer of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Hladek was the Controller at Silver Point Capital, L.P Prior to joining Silver Point Capital, L.P. Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek also previously served as a director of Zap.Com, a subsidiary of HRG. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. Mr. Hladek is a Certified Public Accountant in New York.

Michael Sena, 43, has been the Company’s Chief Financial Officer since June 2015. Prior to joining the Company, Mr. Sena was the Senior Vice President and Chief Accounting Officer of HRG Group, Inc. since October 2014, and had previously served as the Vice President and Chief Accounting Officer, from November 2012 to October 2014. Mr. Sena was also the Vice President and Chief Accounting Officer of Zap.Com, a subsidiary of HRG Group, Inc., and has served as a director of Zap.Com since December 2014. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that, Mr. Sena held various positions with PricewaterhouseCoopers, LLP. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University.

Paul K. Voigt, 56, has been the Senior Managing Director of Investments of HC2 since October 2014. Mr. Voigt is involved with sourcing deals and capital raising. Previously, Mr. Voigt served as Executive Vice President on the sales and trading desk at

Jefferies and Company from 1996 to 2013. Prior to joining Jefferies, Mr. Voigt was Managing Director on the high yield sales desk at Prudential Securities from 1988 to 1996. Prior to 1988, Mr. Voigt played professional baseball. Mr. Voigt attended the University of Virginia from 1976 to 1980 where he received a B.S. in electrical engineering, and the University of Southern California where he received an MBA in 1988.

Robert M. Pons. 59, has served as a director of HC2 since September 2011, as Executive Vice President of Business Development since May 2014, as Executive Chairman from January 2014 to May 2014 and as President and Chief Executive Officer from August 2013 to January 2014. From February 2011 to April 2014 he was Chairman of Live Microsystems, formerly Livewire Mobile, Inc., a comprehensive one-stop digital content solution for mobile carriers. From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global, a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it. From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a wireless applications service provider. From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 30 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc. Mr. Pons also currently serves on the board of directors and various committees of Novatel Wireless, Inc., Concurrent Computer Corporation, DragonWave and MRV Communications, where he serves as Vice Chairman. Within the past five years, he has also served on the boards of directors of Proxim Wireless Corporation, Network-1 Security Solutions, Inc. and Arbinet Corporation, from April 2009 until its acquisition by HC2 in February 2011. Mr. Pons received a B.A. degree, with honors, from Rowan University.

Ian W. Estus, 41, has been the Managing Director of Investments of HC2 since May 2014. Prior to joining the Company, Mr. Estus was a Senior Vice President at Five Island Asset Management, a subsidiary of HRG, from April 2013 to May 2014. Prior to joining Five Island, Mr. Estus spent eleven years at Harbinger Capital where he served in various capacities as a trader and assisting in management of the portfolio. Prior to joining Harbinger Capital in 2002, Mr. Estus was a Trading Assistant in the Smith Barney Asset Management High Yield Investments Group. Prior to that role, Mr. Estus served as a Fund Accountant in the Mutual Fund Accounting Group of Smith Barney Asset Management. Mr. Estus received a B.S. in Business Administration with a Concentration in Accounting from the State University of New York at Buffalo.

Andrea L. Mancuso, 45, has served as HC2’s General Counsel and Corporate Secretary since March 2015. Ms. Mancuso joined the Company as Associate General Counsel in November 2011, and became Associate General Counsel & Assistant Corporate Secretary in 2012, Acting General Counsel and Corporate Secretary in September 2013 and General Counsel and Corporate Secretary in March 2015. As General Counsel, Ms. Mancuso has ultimate responsibility for HC2’s legal matters, serving as principal counsel to senior management and the Board of Directors and overseeing HC2’s legal department. Prior to joining HC2, from August 2010 to September 2011, Ms. Mancuso was Senior Counsel and Assistant Corporate Secretary of SRA International, Inc. (“SRA”), a provider of IT solutions and professional services to the federal government, and provided leadership and expertise to expedite the sale of SRA to a private equity firm. From March 2002 to September 2009, Ms. Mancuso was a Corporate & Securities Associate at Arnold & Porter LLP, a law firm, advising clients on securities law matters and corporate transactions. Ms. Mancuso is a certified public accountant and, prior to becoming an attorney, held various accounting positions. Ms. Mancuso holds a Juris Doctor from Georgetown Law Center and a Bachelor of Science from Lehigh University.

BOARD OF DIRECTORS

Information Regarding Directors

Set forth below is certain information with respect to our directors as of March 15, 2016.

Directors

Name	Age	Director Since
Philip A. Falcone	53	2014
Wayne Barr, Jr.	52	2014
Robert V. Leffler	70	2014
Robert M. Pons	59	2011
Daniel Tseung	44	2014

Philip A. Falcone, Mr. Falcone’s biography can be found above.

Wayne Barr, Jr., 52, has served as a director of HC2 since January 2014. Mr. Barr is managing director of Alliance Group of NC, LLC, a full service real estate firm providing brokerage, planning and consulting services throughout North Carolina to a wide variety of stakeholders including landowners, developers, builders and investors, a position he has held since 2013. Mr. Barr is also the principal of Oakleaf Consulting Group LLC, a management consulting firm focusing on technology and telecommunications companies, which he founded in 2001. Mr. Barr also co-founded and was president from 2003 to 2008 of Capital & Technology Advisors, a management consulting and restructuring firm. Mr. Barr has served on the boards of directors of Anacomp, Leap Wireless International, NEON Communications and Globix Corporation. He has served as a director of Evident Technologies, Inc. since 2005. Mr. Barr received his J.D. degree from Albany Law School of Union University and is admitted to practice law in New York State. He is also a licensed real estate broker in the state of North Carolina.

Robert V. Leffler, Jr., 70, has served as a director of HC2 since September 2014. He owns The Leffler Agency, Inc., a full service advertising agency founded in 1984. The firm specializes in the areas of sports/entertainment and media. Headquartered in Baltimore, the agency also has an office in Tampa and operates in 20 U.S. markets. Leffler Agency also has a subsidiary media buying service, Media Moguls, LLC, which specializes in mass retail media buying. Mr. Leffler served as a director and Chairman of the Compensation Committee of HRG from 2008 to 2013 and a director and Chairman of the Compensation Committee of Zapata, Inc. from 1995 to 2008. Mr. Leffler holds a B.A. in social science/history from Towson University and an M.A. in Urban Studies and Popular Culture History from Morgan State University.

Robert M. Pons, Mr. Pons biography can be found above.

Daniel Tseung, 44, has served as a director of HC2 since September 2014. He is the Founder & Managing Director of LionRock Capital, a private equity fund headquartered in Hong Kong. Prior to founding LionRock Capital in 2011, Mr. Tseung served as the Managing Director of Sun Hung Kai Properties Direct Investments Limited, the private equity division of one of Asia's largest conglomerates whose business interests include real estate, financial services, telecommunications, and infrastructure. Before joining the Sun Hung Kai Properties Group in 2000, Mr. Tseung worked from 1997 to 2000 at GE Equity, the private equity arm of GE Capital, and from 1993 to 1995 at DE Shaw, a major global hedge fund. Mr. Tseung also currently serves as an independent Board Director for Gourmet Master (Taiwan Stock Exchange: 2723), a leading café & bakery in Greater China that operates under the retail brand name “85c”. In addition, Mr. Tseung is a Senior Advisor to Owens Corning (NYSE: OC), a Fortune 500 company and world leader in supplying building materials systems and composite solutions, for which Mr. Tseung served as an independent board member from 2006 until 2010. Mr. Tseung also previously served on the board of directors of RCN Corporation (NASDAQ: RCNI), a leading cable, telephone, and data services provider, and served as Chairman of the Compensation Committee. Mr. Tseung was a RCN Board Director from 2004 until the acquisition of RCN for $1.2 billion in August 2010. Mr. Tseung holds a Bachelor's degree from Princeton University and a Master's Degree from Harvard University.

Code of Conduct

We have adopted a Code of Conduct applicable to all directors, officers and employees, including the CEO, senior financial officers and other persons performing similar functions. The Code of Conduct is a statement of business practices and principles of behavior that support our commitment to conducting business in accordance with the highest standards of business conduct and ethics. Our Code of Conduct covers, among other things, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code of Conduct. A copy of the Code of Conduct is available under the “Investor Relations-Corporate Governance” section of our website at www.hc2.com. Any amendment of the Code of Conduct or any waiver of its provisions for a director or executive officer must be approved by the Board or a duly authorized committee thereof. We intend to post on our website all disclosures that are required by law or the rules of the NYSE Mkt concerning any amendments to, or waivers from, any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item is set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Employment Arrangements and Potential Payments upon Termination or Change of Control” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item is set forth under the captions entitled “Board of Directors” and “Transactions with Related Persons” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Independent Registered Public Accounting Firm Fees” in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) List of Documents Filed

1) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2) Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II— Condensed Financial Information of the Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.

(b) Exhibit listing. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Sale and Purchase Agreement, dated September 22, 2014, by and between Global Marine Holdings, LLC and the Sellers party thereto (incorporated by reference to Exhibit 2.1 to HC2 Holdings, Inc.’s (“HC2”) Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

2.2
Amended and Restated Stock Purchase Agreement, dated as of December 24, 2015, by and among HC2, Continental General Corporation and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 2.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015)(File No. 001-35210).

3.1	Second Amended and Restated Certificate of Incorporation of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2	Certificate of Ownership of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3	Certificate of Ownership and Merger of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

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

4.5
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2, filed on January 5, 2015 (incorporated by reference to Exhibit 4.1 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.6
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2, filed on January 5, 2015 (incorporated by reference to Exhibit 4.1 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.7
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2, filed on May 29, 2014 (incorporated by reference to Exhibit 4.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.8
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2, filed on January 5, 2015 (incorporated by reference to Exhibit 4.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.9
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2, filed on September 22, 2014 (incorporated by reference to Exhibit 4.5 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.10
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock of HC2, filed on January 5, 2015 (incorporated by reference to Exhibit 4.6 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

4.11
Warrant Agreement, dated as of December 24, 2015, between HC2 and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015)(File No. 001-35210)

Exhibit Number	Description

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

10.5
Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the “Purchasers”) (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.6^	HC2 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210).

10.7^	2014 HC2 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

10.8
Second Amended and Restated Credit and Security Agreement, dated as of August 14, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.12 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.9
Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 24, 2013, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.13 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.10
Second Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 3, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.14 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.11
Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of May 5, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.15 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.12
Fourth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 26, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.7 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.13
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of October 21, 2014, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporate by to Exhibit 10.96 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.14	Sixth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of January 23, 2015, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.15
Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 19, 2015, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.1.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.16	Eighth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of June 15, 2015, by and among Schuff, as Borrower, and Wells Fargo Credit, Inc. (filed herewith).

10.17^
Employment Agreement, dated September 9, 2014, by and between HC2 and Andrea Mancuso (incorporated by reference to Exhibit 10.1^ on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.18^
Employment Agreement, dated September 11, 2014, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.2^ on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

Exhibit Number	Description

10.19
Securities Purchase Agreement, dated as of September 22, 2014, by and among HC2 and affiliates of DG Capital Management, LLC and Luxor Capital Partners, LP (incorporated by reference to Exhibit 10.3 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.20
Securities Purchase Agreement, dated as of January 5, 2015, by and among HC2 and the purchasers thereto (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

10.21
Second Amended and Restated Registration Rights Agreement, dated as of January 5, 2015, by and among HC2 Holdings, the initial purchasers of the Series A Preferred Stock, the initial purchasers of the Series A-1 Preferred Stock and the purchasers of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

10.22
Secured Loan Agreement, dated as of January 20, 2014, by and among Global Marine Systems (Vessels) Limited, as Borrower, Global Marine Systems Limited, as Guarantor, and DVB Bank SE Nordic Branch, as Lender (incorporated by reference to Exhibit 10.8 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.23
Supplemental Charter Agreement, dated as of March 21, 2012, by and among Global Marine Systems Limited, as Charterer, and International Cableship PTE LTD, as Owner (incorporated by reference to Exhibit 10.9.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.24
Bareboat Charter, dated as of September 24, 1992, between International Cableship Pte Ltd and Global Marine Systems Limited (as successor-in-interest to Cable & Wireless (Marine) Ltd) (incorporated by reference to Exhibit 10.9.2 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.25
Deed of Covenant, dated as of March 14, 2006, by and among Global Marine Systems Limited, as Mortgagee, and DYVI Cable Ship, as Mortgagor (incorporated by reference to Exhibit 10.10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.26
Bareboat Charter, dated as of March 14, 2006, between DYVI Cable Ship AS and Global Marine Systems Limited (incorporated by reference to Exhibit 10.10.2 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.27
Mortgage, dated as of March 14, 2006, of DYVI Cable Ship AS, as mortgagor, in favor of Global Marine Systems Limited, as mortgagee (incorporated by reference to Exhibit 10.10.3 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.28
Consent and Waiver, dated as of October 9, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.14 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.29
Consent, Waiver and Amendment, dated as of September 22, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.15 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.30^
Reformed and Clarified Option Agreement, dated May 12, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.31^
Form of Option Agreement (Additional Time Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.2 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.32^
Form of Option Agreement (Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.3 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.33^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014).

10.34^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014).

Exhibit Number	Description

10.35^
Employment Agreement, dated October 1, 2014, by and between HC2 and Paul Voigt (incorporated by reference to Exhibit 10.2^ on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.36^
Employment Agreement, dated May 12, 2014, by and between HC2 and Ian Estus (incorporated by reference to Exhibit 10.3^ on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.37^
Employment Agreement, dated May 20, 2015, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.1^ on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.38^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2^ on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

21.1	Subsidiaries of HC2 (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal	March 15, 2016
Philip A. Falcone	Executive Officer)

/S/ MICHAEL SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
Michael Sena

/S/ WAYNE BARR, JR.	Director	March 15, 2016
Wayne Barr, Jr.

/S/ ROBERT M. PONS	Director	March 15, 2016
Robert M. Pons

/S/ ROBERT LEFFLER	Director	March 15, 2016
Robert Leffler

/S/ DANIEL TSEUNG	Director	March 15, 2016
Daniel Tseung

HC2 HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HC2 Holdings, Inc.
Herndon, Virginia
We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HC2 Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HC2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HC2 Holdings, Inc.
Herndon, Virginia

We have audited HC2 Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HC2 Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of United Teacher Associates Insurance Company and Continental General Insurance Company which were acquired on December 24, 2015, and which are included in the consolidated balance sheet of HC2 Holdings, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. United Teacher Associates Insurance Company and Continental General Insurance Company constituted 71% of total assets, as of December 31, 2015, and 0.3% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of United Teacher Associates Insurance Company and Continental General Insurance Company because of the timing of the acquisition. Our audit of internal control over financial reporting of HC2 Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of United Teacher Associates Insurance Company and Continental General Insurance Company.
In our opinion, HC2 Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HC2 Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
McLean, Virginia
March 15, 2016

HC2 HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Services revenue	$595,280	$197,280	$230,686
Sales revenue	522,661	350,158	—
Life, accident and health earned premiums, net	1,578	—	—
Net investment income	1,031	—	—
Realized gains (losses) on investments	256	—	—
Net revenue	1,120,806	547,438	230,686
Operating expenses
Cost of revenue—services	544,655	177,812	220,315
Cost of revenue—sales	437,968	296,530	—
Insurance benefits and acquisition expenses	2,245	—	—
Selling, general and administrative	108,527	80,239	34,692
Depreciation and amortization	23,280	6,334	12,032
(Gain) loss on sale or disposal of assets	170	(162)	(8)
Lease termination costs	1,185	—	—
Asset impairment expense	547	291	2,791
Total operating expenses	1,118,577	561,044	269,822
Income (loss) from operations	2,229	(13,606)	(39,136)
Interest expense	(39,017)	(12,347)	(8)
Loss on early extinguishment or restructuring of debt	—	(11,969)	—
Gain from contingent value rights valuation	—	—	14,904
Other income (expense), net	(6,820)	702	(814)
Income (loss) from equity investees	(3,015)	2,665	—
Loss from continuing operations before income taxes	(46,623)	(34,555)	(25,054)
Income tax benefit	10,882	22,869	7,442
Loss from continuing operations	(35,741)	(11,686)	(17,612)
Gain (loss) from discontinued operations	(21)	(146)	129,218
Net income (loss)	(35,762)	(11,832)	111,606
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	197	(2,559)	—
Net income (loss) attributable to HC2 Holdings, Inc.	(35,565)	(14,391)	111,606
Less: Preferred stock dividends and accretion	4,285	2,049	—
Net income (loss) attributable to common stock and participating preferred stockholders	$(39,850)	$(16,440)	$111,606
Basic income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(1.50)	$(0.82)	$(1.25)
Gain (loss) from discontinued operations	—	(0.01)	9.20
Net income (loss) attributable to HC2 Holdings, Inc.	$(1.50)	$(0.83)	$7.95
Diluted income (loss) per common share:
Loss from continuing operations attributable to HC2 Holdings, Inc.	$(1.50)	$(0.82)	$(1.25)
Gain (loss) from discontinued operations	—	(0.01)	9.20
Net income (loss) attributable to HC2 Holdings, Inc.	$(1.50)	$(0.83)	$7.95
Weighted average common shares outstanding:
Basic	26,482	19,729	14,047
Diluted	26,482	19,729	14,047
Dividends declared per basic weighted average common shares outstanding	—	$—	$8.58
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(35,762)	$(11,832)	$111,606
Other comprehensive income (loss)
Foreign currency translation adjustment	(8,591)	(6,168)	(7,583)
Unrealized gain (loss) on available-for-sale securities	(8,029)	1,551	—
Actuarial benefit (loss) on pension plan	(512)	426	—
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	197	(2,559)	—
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(52,697)	$(18,582)	$104,023
See notes to consolidated financial statements.

HC2 HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturities, available-for-sale at fair value	$1,231,841	$250
Equity securities, available-for-sale at fair value	49,682	4,867
Mortgage loans	1,252	—
Policy loans	18,476	—
Other invested assets	53,119	50,566
Total investments	1,354,370	55,683
Cash and cash equivalents	158,624	107,978
Restricted cash	538	6,467
Accounts receivable (net of allowance for doubtful accounts of $794 and $2,760 at December 31, 2015 and 2014, respectively)	210,853	152,279
Costs and recognized earnings in excess of billings on uncompleted contracts	39,310	28,098
Inventory	12,120	14,975
Recoverable from reinsurers	522,562	—
Accrued investment income	15,300	—
Deferred tax asset	52,511	15,720
Property, plant and equipment, net	214,466	233,022
Goodwill	61,178	30,540
Intangibles	29,409	31,158
Other assets	65,206	32,378
Assets held for sale	6,065	3,865
Total assets	$2,742,512	$712,163
Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,593,330	$—
Annuity reserves	259,460	—
Value of business acquired	50,761	—
Accounts payable and other current liabilities	225,389	147,602
Billings in excess of costs and recognized earnings on uncompleted contracts	21,201	41,959
Deferred tax liability	4,281	—
Long-term obligations	371,876	335,531
Pension liability	25,156	37,210
Other liabilities	17,793	1,617
Total liabilities	2,569,247	563,919
Commitments and contingencies
Temporary equity:
Preferred stock, $.001 par value - 20,000,000 shares authorized; Series A - 29,172 and 30,000 shares issued and outstanding at December 31, 2015 and 2014; Series A-1 - 10,000 and 11,000 shares issued and outstanding at December 31, 2015 and 2014, respectively; Series A-2 - 14,000 and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	52,619	39,845
Redeemable noncontrolling interest	3,122	4,004
Total temporary equity	55,741	43,849
Stockholders’ equity:
Common stock, $.001 par value - 80,000,000 shares authorized; 35,281,375 and 23,844,711 shares issued and 35,249,749 and 23,813,085 shares outstanding at December 31, 2015 and 2014, respectively	35	24
Additional paid-in capital	209,477	141,948
Accumulated deficit	(79,729)	(44,164)
Treasury stock, at cost - 31,626 shares at December 31, 2015 and 2014	(378)	(378)
Accumulated other comprehensive loss	(35,375)	(18,243)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	94,030	79,187
Noncontrolling interest	23,494	25,208
Total stockholders’ equity	117,524	104,395
Total liabilities, temporary equity and stockholders’ equity	$2,742,512	$712,163
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

	Shares	Amount
Balance as of December 31, 2012	13,934	$14	$98,534	$(378)	$(23,198)	$(6,469)	$—	$68,503
Share-based compensation expense	—	—	2,286	—	—	—	—	2,286
Proceeds from sale of common stock, net	328	—	1,158	—	—	—	—	1,158
Taxes paid in lieu of shares issued for share-based compensation	(36)	—	(1,000)	—	—	—	—	(1,000)
Dividends declared	—	—	(2,380)	—	(118,181)	—	—	(120,561)
Net income (loss)	—	—	—	—	111,606	—	—	111,606
Foreign currency translation adjustment	—	—	—	—	—	(7,583)	—	(7,583)
Balance as of December 31, 2013	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—	$54,409
Share-based compensation expense	—	—	11,028	—	—	—	—	11,028
Proceeds from the exercise of warrants and stock options	7,589	8	24,340	—	—	—	—	24,348
Taxes paid in lieu of shares issued for share-based compensation	—	—	(47)	—	—	—	—	(47)
Preferred stock dividend and accretion	—	—	(2,049)	—	—	—	—	(2,049)
Preferred stock beneficial conversion feature	—	—	659	—	—	—	—	659
Issuance of common stock	1,500	2	5,998	—	—	—	—	6,000
Issuance of restricted stock	498	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	67,106	67,106
Additional acquisition of noncontrolling interest	—	—	—	—	—	—	(41,036)	(41,036)
Excess book value over fair value of purchased noncontrolling interest	—	—	3,421	—	—	—	(3,421)	—
Actuarial benefit on pension plan	—	—	—	—	—	426	—	426
Net income (loss)	—	—	—	—	(14,391)	—	2,559	(11,832)
Foreign currency translation adjustment	—	—	—	—	—	(6,168)	—	(6,168)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,551	—	1,551
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208	$104,395
Share-based compensation expense	—	—	11,102	—	—	—	—	11,102
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1,835)	(1,835)
Preferred stock dividend and accretion	—	—	(4,285)	—	—	—	—	(4,285)
Preferred stock beneficial conversion feature	—	—	(375)	—	—	—	—	(375)
Issuance of common stock	8,459	8	53,779	—	—	—	—	53,787
Issuance of common stock for acquisition of business	1,007	1	5,380	—	—	—	—	5,381
Issuance of restricted stock	1,539	2	—	—	—	—	—	2
Conversion of preferred stock to common stock	432		1,839	—	—	—	—	1,839
Acquisition of noncontrolling interest	—	—	—	—	—	—	(475)	(475)
Excess book value over fair value of purchased noncontrolling interest	—	—	89	—	—	—	(89)	—
Actuarial gain (loss) on pension plan	—	—	—	—	—	(512)	—	(512)
Net income (loss)	—	—	—	—	(35,565)	—	(197)	(35,762)
Net income (loss) attributable to redeemable noncontrolling interest	—	—	—	—	—	—	882	882
Foreign currency translation adjustment	—	—	—	—	—	(8,591)	—	(8,591)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(8,029)	—	(8,029)
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(35,762)	$(11,832)	$111,606
Adjustments to reconcile net income (loss) to operating cash flows:
Provision for doubtful accounts receivable	99	403	1,507
Share-based compensation expense	11,102	11,028	2,286
Depreciation and amortization	30,939	10,684	23,964
Amortization of deferred financing costs	1,420	240	—
Lease termination costs	1,185	—	—
(Gain) loss on sale or disposal of assets	170	816	(148,848)
(Gain) loss on sale of investments	—	(434)	—
Equity investment (income)/loss	3,015	(2,665)	—
Asset impairment expense	547	291	3,123
Amortization of debt discount	301	1,593	86
Loss on early extinguishment or restructuring of debt	—	11,969	21,124
(Gain) on bargain purchase	—	(1,417)	—
Unrealized loss on equity securities	2,878	—	—
Realized (gains) losses on investments	3,175	1,608	—
Change in fair value of Contingent Value Rights	—	—	(14,904)
Deferred income taxes	(13,102)	(30,223)	(522)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	182	1,352	(764)
Other	5,269	—	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(60,720)	18,349	(2,892)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	(11,579)	(1,139)	—
(Increase) decrease in inventory	2,610	6,616	644
(Increase) decrease in other assets	17,032	764	(2,125)
Increase (decrease) in life, accident and health reserves	608	—	—
Increase (decrease) in accounts payable and other current liabilities	36,216	18,968	(12,859)
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	(20,767)	(23,793)	—
Increase (decrease) in other liabilities	3,259	(1,951)	(1,741)
Increase (decrease) in pension liability	(10,638)	(7,564)	—
Net change in cash due to operating activities	(32,561)	3,663	(20,315)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,324)	(5,819)	(12,577)
Sale of property and equipment and other assets	5,034	3,706	9
Purchases of investments	(54,598)	(33,034)	—
Sale of investments	12,248	2,411	—
Cash from disposition of business, net of cash disposed	—	31,645	270,634
Cash paid for business acquisitions, net of cash acquired	39,726	(146,026)	(397)
Purchase of noncontrolling interest	(475)	(38,403)	—
Receipt of dividends from equity investees	4,647	2,081	—
(Increase) decrease in restricted cash	—	(1,785)	475
Net change in cash due to investing activities	(14,742)	(185,224)	258,144
Cash flows from financing activities:
Annuity receipts	78	—	—
Proceeds from long-term obligations	564,857	915,896	—

Principal payments on long-term obligations	(528,679)	(689,745)	(128,036)
Payment of fees on restructuring of debt	—	(12,333)	(1,201)
Proceeds from sale of common stock, net	53,975	6,000	1,158
Proceeds from sale of preferred stock, net	14,033	40,050	—
Proceeds from the exercise of warrants and stock options	—	24,348	—
(Increase) decrease in restricted cash	6,014	—	—
Payment of deferred financing costs	(1,423)	—	—
Payment of dividend equivalents	—	—	(1,235)
Payment of dividends	(5,687)	(1,626)	(119,788)
Taxes paid in lieu of shares issued for share-based compensation	—	(47)	(1,000)
Net change in cash due to financing activities	103,168	282,543	(250,102)
Effects of exchange rate changes on cash and cash equivalents	(5,219)	(2,001)	(1,927)
Net change in cash and cash equivalents	50,646	98,981	(14,200)
Cash and cash equivalents, beginning of period	107,978	8,997	23,197
Cash and cash equivalents, end of period	$158,624	$107,978	$8,997
Supplemental cash flow information:
Cash paid for interest	$39,451	$7,527	$10,372
Cash paid for taxes	$1,134	$8,792	$616
Preferred stock accreting dividends and accretion	$206	$487	$—
Non-cash investing and financing activities:
Capital lease additions	$—	$—	$148
Purchases of property, plant and equipment under financing arrangements	$1,808	$4,400	$—
Property, plant and equipment included in accounts payable	$911	$2,544	$—
Non-cash investing activity on the reacquisition of shares from a noncontrolling interest	$—	$1,700	$—
Conversion of preferred stock to common stock	$1,839	$—	$—
Business acquisition through the issuance of common stock, long-term debt and warrants	$11,591	$—	$—
Non-cash financing activity on issuance of long-term debt	$5,000	$—	$—
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

The notes to consolidated financial statements reflect the restatement of the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, which is more fully described in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 15, 2016; the restatement of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2015, which is more fully described in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, filed with the SEC on March 15, 2016; the restatement of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2015, which is more fully described in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2015, filed with the SEC on March 15, 2016; and the restatement of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2015, which is more fully described in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2015, filed with the SEC on March 15, 2016

The Company currently has seven reportable segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Insurance, Utilities, Telecommunications, Life Sciences, and Other which includes operations that do not meet the separately reportable segment thresholds.

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries, which primarily operate as integrated fabricators and erectors of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition of GMSL, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, leaving the Company’s controlling interest at approximately 97%.

3.Our Insurance segment includes United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, "CII" or the "Insurance Companies"). Insurance Companies provide long-term care, life and annuity coverage to approximately 99,000 individuals. The benefits provided help protect our policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation.

4.Our Utilities segment includes American Natural Gas ("ANG"), which is a premier distributor of natural gas motor fuel headquartered in the Northeast that designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. ANG’s team is comprised of industry, legal, construction, engineering and entrepreneurial experts who are working directly with the leading natural gas companies to seek out opportunities for building successful natural gas fueling stations. Vehicle manufacturers and fleet operators are pursuing natural gas vehicles in the US markets to reduce carbon emissions and environmental impacts while providing a cost-effective alternative to foreign crude oil.

5.In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services ("ICS") business unit. Wholesale carriers, Prepaid operators, VARS & VOIP service operators. ICS provides a quality service via direct routes & by forming strong relationships with carefully selected partners.

6.In our Life Sciences segment, we operate Pansend Life Sciences, LLC ("Pansend"), which has a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, and a 61% interest in R2 Dermatology

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we seek to invest, nurture and grow developmental stage companies, and invest in opportunities where growth potential is significant. We have a 100% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games.

Other investments

In February 2015, the Company sold 586,095 shares of Novatel Wireless, Inc. (“Novatel”) common stock and a warrant to purchase 293,047 shares of Novatel's common stock for $1.0 million which resulted in a gain of $0.2 million. In March 2015, the Company exercised a warrant to purchase 3,824,600 shares of Novatel's common stock for $8.6 million and also received a new warrant to purchase 1,593,583 shares of Novatel's common stock at $5.50 per share. The Company’s ownership increased to approximately 23% of Novatel’s common stock. A basis difference, net of tax for the additional investment in March 2015, of $6.5 million consists of a trade name of $0.9 million (amortized over 15 years), a technology and customer intangible of $1.3 million (amortized over 7 years) and goodwill of $4.3 million. As of December 31, 2015 the fair value of the investment in Novatel's common stock was approximately $19.2 million.

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

In April 2015, the Company purchased a $16.1 million convertible debenture (the "Debenture") of Gaming Nation, Inc. ("Gaming Nation"). The Debenture earns 6% interest in-kind and the principal and interest is convertible at the Company's option into Gaming Nation's common shares at a conversion price of $2.25. On June 9, 2015, the Debenture became convertible into 8,888,889 of Gaming Nation's common shares until June 9, 2017. In addition, the Company acquired a share purchase warrant, which is exercisable for 28,126,068 of Gaming Nation's common shares until April 6, 2020 at varying exercise prices, commencing at $5.00 per share for the first 2 years.

Additionally, in August 2015, the Company purchased 180,415 shares of MediBeacon, Inc., Preferred Stock for $2.9 million for a total ownership of approximately 9%.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control, or variable interest entities (“VIEs”). All intercompany profits, transactions and balances have been eliminated in consolidation. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. As of December 31, 2015, the Company has a 100% interest in the Insurance Companies, a 97% interest in GMSL, a 91% interest in Schuff, a 55% interest in ANG and a 100% interest in DMi. Through its subsidiary, Pansend, the Company has a 77% interest in Genovel Orthopedics, Inc. and a 61% interest in R2 Dermatology, Inc. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the fiscal year of 2015 ended on January 2, 2016.

Redeemable Noncontrolling Interest

The GMSL noncontrolling interest includes a put right which allows the holder to require the Company to purchase their interests in cash on a determinable date outside the control of the Company.  The redeemable noncontrolling interests was initially recorded at fair value and will be subsequently remeasured each reporting period to reflect the redemption value (fair market value) with changes recorded against retained earnings.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Discontinued Operations

In the second quarter of 2013, the Company sold its BLACKIRON Data segment and reiterated its June 2012 commitment to dispose of ICS. The Company completed the initial closing of the sale of its North America Telecom business on July 31, 2013 and completed the divestiture of the remainder of its North America Telecom business on July 31, 2014 (see Note 23. Discontinued Operations ). In conjunction with the initial closing of the sale of the North America Telecom business, the Company redeemed its outstanding debt issued by PTGi International Holding, Inc. (f/k/a Primus Telecommunications Holding, Inc., “PTHI”) on August 30, 2013. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of PTHI has been allocated to discontinued operations. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less.

Investments

The Company determines the appropriate classification of investments in fixed maturity and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date. Substantially all of our investments in equity and fixed maturity securities are classified as available-for-sale.

The Company utilizes the equity method to account for investments when it posseses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

Fixed maturities, available-for-sale at fair value include bonds and redeemable preferred stocks. The Company carries these investments at fair value with net unrealized gains or losses, net of tax and related adjustments, reported as a component of accumulated other comprehensive income (loss) (“AOCI”).

Equity securities, available-for-sale at fair value include investments in common stock and non-redeemable preferred stock. The Company carries these investments at fair value with net unrealized gains or losses, net of tax and related adjustments, reported as a component of AOCI.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate.

Policy loans are stated at current unpaid principal balances. Policy loans are collateralized by the cash surrender value of the policy. Interest income is recorded as earned using the contractual interest rate.

Other invested assets include (i) common stock of publicly traded companies accounted for using the equity method; (ii) common and preferred stock of privately held companies accounted for using the equity or cost method; (ii) limited partnerships and joint ventures accounted for using the equity method; (iii) equity purchase warrants and call options accounted for as a derivative (as discussed below); and, (iv) equity purchase warrants accounted for under the cost method.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Dividends on equity securities are recognized when declared. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported as a realized investment gain or loss. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced. If the Company can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in AOCI). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

Derivatives

Equity purchase warrants, equity call options and the Company's issued warrant to purchase its common stock qualify as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). All of such derivative instruments are recognized as either assets or liabilities at fair value. The change in fair value is recognized within earnings.

Fair Value Measurements

General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These principles also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 financial instruments include corporate and municipal fixed maturity securities, mortgage-backed non-affiliated common stocks priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category primarily includes private placements, asset-backed securities, and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities.

Other than transactions described within Note 3. Business Combinations, the Company did not have any significant nonrecurring fair value measurements of non-financial assets and liabilities in 2015 or 2014.

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

The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required.

Accounts Receivable

Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Inventory

Inventory is valued at the lower of cost or market value under the first-in, first-out method. Provision for obsolescence is made where appropriate and is charged to cost of revenue in the consolidated statements of operations. Short-term work in progress on contracts is stated at cost less foreseeable losses. These costs include only direct labor and expenses incurred to date and exclude any allocation of overhead. The policy for long-term work in progress contracts is disclosed within the Revenue and Cost Recognition accounting policy.

Reinsurance

Premium revenue and benefits are reported net of the amounts related to reinsurance ceded to and assumed from other companies. Expense allowances from reinsurers are included in other operating and general expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

At present, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. The appropriateness and amount of

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Cost includes the original purchase price of the asset and the costs attributable to bringing the asset to its working condition for its intended use. Cost includes finance costs incurred prior to the asset being available for use. Expenditures for maintenance and repairs are expensed as incurred.

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years for buildings and leasehold improvements, up to 35 years for cable-ships and submersibles, 3 to 15 years for equipment, furniture and fixtures, and 3 to 20 years for plant and transportation equipment. Plant includes equipment on the cable-ships that is portable and can be moved around the fleet and computer equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use.

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

Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company's goodwill is held by 5 separate reporting units, which are subject to their own annual test of impairment on October 1st: Schuff, ICS, ANG, GMSL and DMi.

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

Intangible assets not subject to amortization consist of certain licenses. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

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

Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

market values (for periods during which the Company had long-term debt obligations) as well as the current volatility and trading value of the Company’s common stock.

Value of Business Acquired ("VOBA")

VOBA is a liability that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. A VOBA liability (negative asset) occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. VOBA amortization are reported within Depreciation and amortization in the accompanying consolidated statements of operations.

The VOBA balance is also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

Annuity Benefits Accumulated

Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability (primarily interest credited) are charged to expense and decreases for charges are credited to annuity policy charges revenue. Reserves for traditional fixed annuities are generally recorded at the stated account value.

Life, Accident and Health Reserves

Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations unless a loss recognition event (premium deficiency) occurs. Claim reserves and liabilities established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

For long-duration contracts (such as traditional life and long-term care insurance policies), loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) are not expected to cover the present value of future claims payments and related settlement and maintenance costs (excluding overhead) as well as unamortized acquisition costs. If a block of business is determined to be in loss recognition, a charge is recorded in earnings in an amount equal to the excess of the present value of expected future claims costs and unamortized acquisition costs over existing reserves plus the present value of expected future premiums (with no provision for adverse deviation). The charge is recorded as an additional reserve (if unamortized acquisition costs have been eliminated).

In addition, reserves for traditional life and long-term care insurance policies are subject to adjustment for loss recognition charges that would have been recorded if the unrealized gains from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of AOCI.

Presentation of Taxes Collected

The Company reports a value-added tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis (excluded from revenues).

Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to agreements in place with certain subsidiaries in foreign countries regarding intercompany transactions. The Company anticipates repayment of these transactions in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its long-term debt and line of credit obligations and amortizes them over the term of the respective debt agreement. The amortization expense of the deferred financing costs is included in interest expense on the consolidated statements of operations. If the Company extinguishes portions of its long-term debt prior to the maturity date, deferred financing costs are charged to expense on a pro rata basis and are included in loss on early extinguishment or restructuring of debt on the consolidated statements of operations. Subsequent to our early adoption of Accounting Standards Update (“ASU”) 2015-03 (see "New Accounting Pronouncements") effective on December 31, 2015, we will reclassify our deferred financing costs to long-term obligations and aggregate them with the original issue discount on the consolidated balance sheets. Previously the Company's deferred financing costs had been included in other assets. Because the adoption of ASU 2015-03 requires retrospective application, the Company reclassified $7.8 million of deferred financing costs from Other assets to Long-term obligations on the consolidated balance sheet as of December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, valuation of certain investments and the insurance reserves, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), income taxes and various other contingencies.

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

Revenue and Cost Recognition

GMSL - GMSL generates revenue by providing maintenance services for subsea telecommunications cabling. GMSL also generates revenues from the design and installation of subsea cables under contracts. GMSL also provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore oil and gas platforms and installs inter-array power cables for use in offshore wind farms and in the offshore wind market.

Telecommunication/Maintenance - GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of up to 60 global telecommunications providers. Typically, GMSL enters into five to seven years contracts to provide maintenance to cable systems that are located in specific geographical areas. Revenue from these maintenance agreements is recognized on a straight line basis unless the pattern of costs associated with repairs indicates otherwise.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Telecommunications/Installation - GMSL provides installation of cable systems including route planning, mapping, route engineering, cable laying, and trenching and burial. GMSL’s installation business is project-based with fixed price contracts typically lasting one to five months. Revenue is recognized on a time apportioned basis over the length of installation.

Charter hire - rentals from short term operating leases in respect of vessels are recognized as revenue on a straight line basis over the term of the lease.

Oil & Gas - GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems which allow customers to monitor subsea seismic data. The majority of GMSL’s oil & gas business is contracted on a project-by-project basis with major energy producers or tier I engineering, procurement and construction (EPC) contractors. Revenue is recognized as time and costs are incurred.

A loss is recognized immediately if the expected costs during any contract exceed expected revenues. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

Schuff - Schuff performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, Schuff has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At December 31, 2015, Schuff had $165.2 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While Schuff has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the unapproved change orders at December 31, 2015 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

ICS - Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Pensions

GMSL operates various pension schemes comprising both defined benefit plans and defined contribution plans. GMSL also makes contributions on behalf of employees who are members of the Merchant Navy Officers Pension Fund (“MNOPF”).

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Share-Based Compensation

The Company accounts for share-based compensation under ASC No. 718, “Compensation—Stock Compensation” (“ASC 718”), which addresses the accounting for share-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC 718 generally requires that share-based compensation be accounted for using a fair-value based method. The Company records share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

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

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future that do not contain antidilution provisions requiring the adjustment of exercise prices and option shares. Share-based compensation is recorded net of expected forfeitures.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company maintains its cash with high quality credit institutions, and its cash equivalents are in high quality securities.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income from continuing operations, net of tax. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, restricted stock, restricted stock units and convertible preferred stock.

In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method, pursuant to ASC No. 260, “Earnings Per Share.” The two-class method is required as the shares of the Company’s preferred stock qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

this method, earnings for the period are allocated to the common stock and preferred stock to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company does not use the two-class method in periods when it generates a loss as the holders of the preferred stock do not participate in losses.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which eliminates the requirement to separate deferred tax liabilities and assets between current and noncurrent in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The Company early adopted the ASU effective December 31, 2015.

In April 2015, the FASB issued ASU 2015-3, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The Company early adopted this ASU effective December 31, 2015. The Company has retrospectively applied this ASU and reclassified the deferred financing costs from Other assets to Long-term obligations on the consolidated balance sheet as of December 31, 2014.

New Accounting Pronouncements

In February 2016, the FASB has issued Accounting Standards Update ("ASU") 2016-02, "Leases." Early adoption is permitted. The Company’s effective date for adoption is January 1, 2019. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income instead of AOCI. The Company will be required to adopt this guidance effective January 1, 2018. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combination Topic No. 805: Simplifying the Accounting for Measurement - Period Adjustments”, which requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest Subtopic No. 835-30: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers Topic No. 606: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2018. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In July, 2015, the FASB issued ASU 2015-12, "(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient". Early application is permitted. The Company's effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory Topic No. 330: Simplifying the Measurement of Inventory”, which requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU will continue to be measured at the lower of cost or market. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In May, 2015, the FASB has issued ASU 2015-9, "Disclosures About Short-Duration Contracts". Early application is permitted. The Company's effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-8, “Business Combinations Topic No. 805: Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)”, which rescinds certain SEC guidance in order to confirm with ASU 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

Effective January 1, 2018, the Company may adopt ASU 2014-09, "Revenue From Contracts With Customers" (Topic 606) using a retrospective approach (with certain optional practical expedients) or a cumulative effect approach. Under the this alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is permitted. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Insurance Companies

On December 24, 2015, the Company completed the acquisitions of one hundred percent of the interests in the Insurance Companies as well as all assets owned by the sellers of the Insurance Companies or their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The operations of the Insurance Companies were consolidated into our insurance operating segment, with a plan to leverage their existing platform and industry expertise to identify strategic growth opportunities for managing closed block of long-term care business.

The aggregate consideration provided in connection with the acquisition of the Insurance Companies and related transactions and agreements was $18.6 million, consisting of cash, $2 million in aggregate principal amount of the Company’s Senior Secured Notes, 1,007,422 shares of the Company's common stock and five years warrants to purchase two million shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments upon stock splits or similar transactions) exercisable on or after February 3, 2016 (the "Warrant").

Purchase Price Allocation

The preliminary fair values of identified assets acquired, liabilities assumed, residual goodwill and consideration transferred are summarized as follows (in thousands):

Fair value of consideration transferred
Cash	$6,981
Company’s Senior Secured Notes	1,879
Company's common stock	5,380
Warrant	4,332
Total fair value of consideration transfered	$18,572

Purchase price allocation
Fixed maturities, available for sale at fair value	$1,230,038
Equity securities, available for sale at fair value	35,697
Mortgage loans	1,252
Policy loans	18,354
Other investments	183
Cash and cash equivalents	48,525
Recoverable from reinsurers	523,076
Accrued investment income	14,417
Deferred tax asset	15,723
Goodwill	29,021

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Intangibles	4,850
Other assets	12,869
Total assets acquired	1,934,005
Life, accident and health reserves	(1,592,722)
Annuity reserves	(259,675)
Value of business acquired	(50,857)
Other liabilities	(12,179)
Total liabilities assumed	(1,915,433)
Total net assets acquired	$18,572

The values of intangibles, life, accident and health reserved, annuity reserves, and value of business acquired are estimates and might change.

The acquisition of the Insurance Companies resulted in goodwill of approximately $29.0 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Insurance Companies were recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

The Value of Business Acquired ("VOBA")

The VOBA was derived using a “Becker-ized” Present Value of Distributable Earnings (“PVDE”) method. The PVDE was derived using the statutory after tax profits. The VOBA was valued at $50.9 million and is amortized over the anticipated remaining future lifetime of the acquired long term care blocks of business.  VOBA is amortized in relation to the projected future premium of the acquired long term care blocks of business.

Reinsurance Recoverable

The reinsurance recoverable balance represents amounts recoverable from third party. US GAAP requires insurance reserves and reinsurance recoverable balances to be presented on a gross basis, as opposed to US statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $515.9 million, to arrive at a gross insurance liability, and recognized an offsetting reinsurance recoverable amount of approximately $515.9 million. As part of this process, management considered reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

Amounts recoverable from reinsurers were estimated in a manner consistent with the liability associated with the reinsured policies and were an estimate of the reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported. Reinsurance recoverable represent expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. Reinsurance recoverable includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Contingent Liability

Pursuant to the purchase agreement, the Company also agreed to pay to the sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13.0 million. The balance is calculated based on the fluctuation of the statutory cash flow testing and premium deficiency reserves annually following each of the Insurance Companies' filing with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. Based on the 2015 statutory statements, the Company does not have a payment due. Further, the Company's current estimate is that the obligation will not be incurred up through the year ended December 31, 2019. This expectation is primarily driven by the following factors (i) less confidence that treasury rates will be increasing back to historical averages any time soon; (ii) poor stock market performance in the first months of 2016; (iii) uncertainty around future operating expenses historically performed by sellers; and (iv) the premium deficiency reserve as reported at December 31, 2015 increased by approximately $8.0 million and since the balance is cumulative over the period, a decrease of approximately $8.0 million would

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

be required first before there would be any obligation to the sellers. The Company will re-perform this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

Control Level Risk-Based Capital

In connection with the consummation of the acquisition, the Company has agreed with the Ohio Department of Insurance (ODOI) that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance (TDOI) that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

Also in connection with the consummation of the acquisition, each of the Insurance Companies entered into a capital maintenance agreement with Great American Financial Resources, Inc., ("GAFRI") (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”). Under each Capital Maintenance Agreement, if the applicable Insurance Company's total adjusted capital reported in its annual statutory statements is less than 400% of its authorized control level risk-based capital, GAFRI will pay cash or assets to the applicable Insurance Company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory statement). GAFRI’s obligation to make such payments is capped at $25.0 million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI. Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by GAFRI thereunder equal $35.0 million. Pursuant to the purchase agreement, the Company will indemnify GAFRI for the amount of any payments made by it under the Capital Maintenance Agreements.

As of December 31, 2015, total adjusted capital reported in Insurance Companies' annual statutory statements was in excess of 400% of its authorized control level risk-based capital.

Schuff

On May 29, 2014, the Company completed the acquisition of 2.5 million shares of common stock of Schuff and negotiated an agreement to purchase an additional 198,411 shares, representing an approximately 65% interest in Schuff. Schuff repurchased a portion of its outstanding common stock in June 2014, which had the effect of increasing the Company’s ownership interest to 70%. During the fourth quarter of 2014 and the year ended December 31, 2015, the final results of a tender offer for all outstanding shares of Schuff were announced and various open-market purchases were made, which resulted in the acquisition of 823,694 shares and an increase in our ownership interest to 91%. The Company acquired Schuff to expand the business that it engages in and saw Schuff as an opportunity to enter the steel fabrication and erection market.

The table below summarizes the fair value of the Schuff assets acquired and liabilities assumed as of the acquisition date. The Company purchased 2.5 million shares of common stock of Schuff for $78.8 million. The purchase price of Schuff was valued at $31.50 per share which represented both the cash paid by the Company for its 60% interest (the acquisition of 2.5 million shares of common stock), and the fair value of the noncontrolling interest of 40%.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$(627)
Investments	1,714
Accounts receivable	130,622
Costs and recognized earnings in excess of billings on uncompleted contracts	27,126
Prepaid expenses and other current assets	3,079
Inventories	14,487
Property and equipment, net	85,662
Goodwill	24,490
Trade names	4,478

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The acquisition of Schuff resulted in goodwill of approximately $24.5 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Schuff was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

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

ASC 810 requires that transactions that result in an increase in ownership of a subsidiary be accounted for as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the controlling interest’s decreased ownership interest in the subsidiary’s net assets and any difference between the consideration paid by the parent to a noncontrolling interest holder (or contributed by the parent to the net assets of the subsidiary) and the adjustment to the carrying amount of the noncontrolling interest in the subsidiary is recognized directly in equity attributable to the controlling interest. Due to the increase of the Company’s ownership to 91% from the May 2014 acquisition date through December 31, 2014, the Company has recorded an adjustment of Schuff’s noncontrolling interest by $3.4 million and recorded as excess book value over fair value of purchased noncontrolling interest in the Company’s consolidated statement of stockholders' equity. In the year ended December 31, 2015, the Company acquired an additional 14,551 shares of Schuff that resulted in less than $0.1 million of excess book value over fair value of purchased noncontrolling interest in the Company’s consolidated statement of stockholders’ equity. The ownership interest of 91% did not change.

ANG

On August 1, 2014, the Company paid $15.5 million to acquire 15,500 shares of Series A Convertible Preferred Stock of ANG (the “ANG Preferred Stock”), representing an approximately 51% interest in ANG. The ANG Preferred Stock is convertible into 1,033,333 shares of common stock and also has voting rights. The noncontrolling interest represents 1,000,000 shares of common stock; thereby giving the Company a controlling interest. The Company acquired ANG for its strong growth potential which is in line with the Company’s strategy to find investments that it can operate to generate high returns and significant cash flow.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below summarizes the fair value of the ANG assets acquired and liabilities assumed as of the acquisition date. The purchase price of ANG was valued at $23.7 million, which represented both the cash paid by the Company for its 51% interest ($15.5 million), and the fair value of the noncontrolling interest of 49%, which we determined to be $8.2 million.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$15,704
Accounts receivable	306
Prepaid expenses and other current assets	31
Inventories	27
Property and equipment, net	1,921
Customer contracts	2,700
Trade names	6,300
Goodwill	1,374
Other assets	2
Total assets acquired	28,365
Accounts payable	49
Accrued payroll and employee benefits	5
Accrued expenses and other current liabilities	26
Billings in excess of costs and recognized earnings on uncompleted contracts	114
Current portion of long-term debt	34
Long-term debt	870
Deferred tax liability	3,530
Total liabilities assumed	4,628
Enterprise value	23,737
Less fair value of noncontrolling interest	8,237
Purchase price attributable to controlling interest	$15,500

The acquisition of ANG resulted in goodwill of approximately $1.4 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. ANG was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

Amortizable Intangible Assets

The ANG trade name was valued using a relief from royalty methodology. The value of the ANG trade name was calculated based on ANG’s projected revenues for 15 years. An estimated royalty of 4% (looking at other market participants) was calculated net of tax based upon those revenues and present valued over 15 years. The ANG trade name was valued at $6.3 million and is being amortized over a 15 year life. Customer contracts were valued using a multi-period excess earnings methodology. The value of the customer contracts ANG holds for its owned and operated facilities was calculated based on the present value of ANG’s net income from those contracts for 4 years. The customer contracts were valued at $2.7 million and are being amortized over a 4 year life.

GMSL

On September 22, 2014, the Company completed the acquisition of Bridgehouse and its subsidiary, GMSL. The purchase price reflects an enterprise value of approximately $260 million, including assumed indebtedness of approximately $130 million leaving a net enterprise value of approximately $130 million. The Company acquired GMSL for its attractive valuation and strong cash position.

The table below summarizes the fair value of the GMSL assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of GMSL was valued at $130 million which represented both the cash paid by the Company for its 97% interest, and the fair value of the noncontrolling interest of 3%.

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

The acquisition of GMSL resulted in goodwill of approximately $1.4 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. GMSL was recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

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

The developed technology was valued using a relief from royalty methodology. The fair value was estimated based on the revenue attributable to developed technology and the hypothetical royalties avoided by owning the technology as well as the current royalties earned, the revenue stream was adjusted for technology obsolescence, as the technology will decay over time and be replaced by new technologies. The developed technology was preliminarily valued at £0.8 million ($1.3 million using the exchange rate in effect at the time of acquisition) and is being amortized over a 4 year life.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL's Joint Ventures (accounted for under the Equity Method)

S. B. Submarine Systems Co., Ltd. (“SBSS”) – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. From there, debt was added and a 35% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £8.4 million ($13.7 million using the exchange rate in effect at the time of acquisition).

Huawei Marine Networks Co., Ltd. ("HMN") – This investment was valued using a market approach (guideline public company method) and cost approach (book value of equity) and weighted each 50-50 to arrive at an operating value. There was no debt but a 30% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £4.3 million ($7.0 million using the exchange rate in effect at the time of acquisition).

International Cableship Pte., Ltd. ("ICPL") – This investment was valued using a cost approach (book value of equity) to arrive at an operating value. There was no debt but a 20% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The valuation resulted in a fair value of £2.8 million ($4.5 million using the exchange rate in effect at the time of acquisition).

Sembawang Cable Depot Pte., Ltd. ("SCDP") – This investment was valued using an income approach (income capitalization method) and market approach (guideline public company method) and weighted each 50-50 to arrive at an operating value. There was no debt, but a 20% ‘discount for the lack of marketability’ was applied to arrive at a fair value. That fair value was multiplied by GMSL’s ownership percentage to arrive a fair value applicable to GMSL. The income approach used year end 2014 results as acquisition-date financials as projections were not available. The multiples applied under the market approach were based on EBITDA and revenue multiples for entities operating in the same industry. The valuation resulted in a fair value of £0.7 million. ($1.1 million using the exchange rate in effect at the time of acquisition).

Other investments were valued at £0.3 million ($0.5 million using the exchange rate in effect at the time of acquisition). The fair value was determined to approximate carrying value.

The total fair values of SBSS, HMN, ICPL and SCDP was £16.2 million, while the carrying value (based on GMSL’s ownership percentage and using the balance sheets as of December 31, 2014) was £25.2 million. This resulted in a basis difference of £9.0 million ($14.6 million using the exchange rate in effect at the time of acquisition), of which the majority of was attributable to SBSS. This basis difference will be accreted up over a 9 year period which will result in the increase to the investment in SBSS.

Pro Forma Adjusted Summary

The results of operations for the Insurance Companies, Schuff, ANG, and GMSL have been included in the consolidated financial statements subsequent to their acquisition dates.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2015	2014
Net revenue	$1,243,173	$1,006,091

Net income (loss) from continuing operations	$23,026	$10,859
Gain (loss) from discontinued operations	(21)	(3,105)

Net income (loss) attributable to HC2	$23,202	$7,754

Per share amounts:
Income (loss) from continuing operations	$0.87	$0.55
Gain (loss) from discontinued operations	—	(0.16)
Net income (loss) attributable to HC2	$0.87	$0.39

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. Transaction costs incurred in connection with the Insurance Companies acquisition were $4.3 million during the year ended December 31, 2015. Transaction costs incurred in connection with the Schuff acquisition were $0.3 million during the year ended December 31, 2014. Transaction costs incurred in connection with the GMSL acquisition were $8.0 million during the year ended December 31, 2014. Transaction costs associated with the ANG acquisition were immaterial.

The results of operations for the Insurance Companies have been included in the consolidated results of operations from the respective acquisition dates through December 31, 2015. The results of operations for Schuff, ANG, and GMSL have been included in the consolidated results of operations from the respective acquisition dates through December 31, 2014. The Company recorded net revenue and net income (loss) as follows (in thousands):

	Year Ended December 31, 2015
	Net Revenue	Net Income (Loss)
Insurance Companies	$2,865	$1,634

	Year Ended December 31, 2014
	Net Revenue	Net Income (Loss)
Schuff	$348,318	$13,652
ANG	1,839	415
GMSL	35,328	7,170

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,131	$1	$(49)	$17,083
States, municipalities and political subdivisions	387,427	60	(1,227)	386,260
Foreign government	6,426	3	—	6,429
Residential mortgage-backed securities	166,324	579	(588)	166,315

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Commercial mortgage-backed securities	74,898	233	(96)	75,035
Asset-backed securities	34,396	106	(51)	34,451
Corporate and other	548,289	318	(2,339)	546,268
Total fixed maturity securities	$1,234,891	$1,300	$(4,350)	$1,231,841

Equity securities
Common stocks	$19,935	$1	$(1,311)	$18,625
Perpetual preferred stocks	30,901	162	(6)	31,057
Total equity securities	$50,836	$163	$(1,317)	$49,682

December 31, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate and other	$250	$—	$—	$250
Total fixed maturity securities	$250	$—	$—	$250
Equity securities
Common stocks	$2,405	$2,462	$—	$4,867
Total equity securities	$2,405	$2,462	$—	$4,867
The Company has investments in mortgage backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company records the entire change in the fair value of these securities in earnings. These investments had a fair value of $21.0 million at December 31, 2015, and were not held by the Company at December 31, 2014. The gain resulting for changes in fair value of these securities was $0.3 million for the year ended December 31, 2015.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale at December 31, 2015 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date (in thousands).

	Amortized	Fair
Corporate, Municipal, U.S. Government and Other securities	Cost	Value
Due in one year or less	$16,711	$16,700
Due after one year through five years	141,237	141,132
Due after five years through ten years	168,061	167,610
Due after ten years	633,264	630,598
Subtotal	959,273	956,040
Mortgage-backed securities	241,222	241,350
Asset-backed securities	34,396	34,451
Total	$1,234,891	$1,231,841

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s Corporate and other fixed maturity holdings as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Amortized	Fair	% of
	Cost	Value	Total
Finance, insurance, and real estate	$217,946	$217,377	39.8%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transportation, communications, electric, gas and sanitary services	156,022	155,175	28.4
Manufacturing	95,138	94,792	17.4
Other	79,183	78,924	14.4
Total	$548,289	$546,268	100.0%

December 31, 2014	Amortized	Fair	% of
	Cost	Value	Total
Finance, insurance, and real estate	$—	$—	—%
Transportation, communications, electric, gas and sanitary services	—	—	—
Manufacturing	—	—	—
Other	250	250	100.0
Total	$250	$250	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the consolidated statements of operations (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company did not record any impairments on fixed maturity or equity securities during the years ended December 31, 2015, 2014 or 2013.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 527 fixed maturity and equity securities at December 31, 2015, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands). There were no unrealized losses for fixed and equity securities at December 31, 2014:

	Unrealized	% of
	Losses	Total
Less than 20%	$(5,667)	100.0%
20% or more for less than six months	—	—%
20% or more for six months or greater	—	—
Total	$(5,667)	100.0%

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include (a) whether the unrealized loss is credit-driven or a result of changes in market interest rates (b) the extent to which fair value is less than cost basis (c) cash flow projections received from independent sources (d) historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases (e) near-term prospects for improvement in the issuer and/or its industry (f) third party research and communications with industry specialists (g) financial models and forecasts (h) the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments (i) discussions with issuer management, and (j) ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

The Company analyzes its MBS for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

The Company believes it will recover its cost basis in the securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither has an intention to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2015. However, unforeseen facts and circumstances may cause the

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for 527 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2015. There were no unrealized losses for fixed and equity securities at December 31, 2014. The Company does not have any other-than-temporary impairment losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

December 31, 2015	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	461,431	(2,339)	—	—	461,431	(2,339)
Total fixed maturity securities	$915,808	$(4,350)	$—	$—	$915,808	$(4,350)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

At December 31, 2015, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 83.0% of the gross unrealized loss and 90.8% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Other invested assets represent approximately 3.9% and 90.8% of the Company’s total investments as of December 31, 2015 and 2014, respectively. Carrying values of other invested assets as of December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$249	$6,475	$—	$10,463
Preferred Equity	1,655	7,522	—	7,453
Warrants	3,880	—	2,956	—
Limited partnerships	—	1,171	—	1,151
GMSL Joint Ventures	—	27,324	—	28,543
Total	$5,784	$42,492	$2,956	$47,610

Additionally, of December 31, 2015, other invested assets include common stock purchase warrants and call options accounted under the ASC 815 (in thousands):

	Cost	Gains	Losses	Fair Value
Warrants	$6,383	$428	$(2,600)	$4,211
Call options	1,680	—	(1,048)	632
Total	$8,063	$428	$(3,648)	$4,843

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized information for the Company's equity method investments as of and for the years ended December 31, 2015 and 2014 (in thousands) is as follows (information for one of the investees is reported on a one month lag):

	Years Ended December 31,
	2015	2014
Net revenue	$502,122	$151,594
Gross profit	$103,236	$35,783
Income (loss) from continuing operations	$(18,743)	$5,142
Net income (loss)	$(36,873)	$5,142

Current assets	$256,372	$269,864
Noncurrent assets	$219,434	$149,995
Current liabilities	$169,002	$179,552
Noncurrent liabilities	$132,934	$18,063

The Company holds Gaming Nation's convertible debt and warrant currently reported within fixed maturities, available-for-sale at fair value and other invested assets, respectively, with unrealized gains and losses recorded within other comprehensive income and earnings, respectively. For the year ended December 31, 2015 the Company recorded unrealized losses of $5.8 million and $2.0 million in other comprehensive income and earnings for debenture and warrant, respectively. If both assets were converted into the Gaming Nation's common stock, the Company would have recorded approximately $3.3 million of losses in earnings based on the Unaudited Condensed Consolidated Interim Financial Statements for the nine months ended September 30, 2015, the latest publicly available filing.

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are summarized below (dollars in thousands). At December 31, 2014 no liabilities were carried at fair value.

December 31, 2015		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,083	$5,753	$11,257	$73
States, municipalities and political subdivisions	386,260	—	380,601	5,659
Foreign government	6,429	—	6,429	—
Residential mortgage-backed securities	166,315	—	87,296	79,019
Commercial mortgage-backed securities	75,035	—	14,510	60,525
Asset-backed securities	34,451	—	6,798	27,653
Corporate and other	546,268	7,090	525,234	13,944
Total fixed maturity securities	1,231,841	12,843	1,032,125	186,873
Equity securities
Common stocks	18,625	13,693	—	4,932
Perpetual preferred stocks	31,057	10,271	20,786	—
Total equity securities	49,682	23,964	20,786	4,932
Derivatives	4,843	632	—	4,211
Total assets accounted for at fair value	$1,286,366	$37,439	$1,052,911	$196,016

Liabilities
Warrant liability	$4,332	$—	$—	$4,332
Total liabilities accounted for at fair value	$4,332	$—	$—	$4,332

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2014		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
Corporate and other	$250	$—	$—	$250
Total fixed maturity securities	250	—	—	250
Equity securities
Common stocks	4,867	4,867	—	—
Total equity securities	4,867	4,867	—	—
Cash Equivalents	908	908	—	—
Total financial assets	$6,025	$5,775	$—	$250

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities - the fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. In some cases, the Company receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information from the pricing service or broker with an internally developed valuation; however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are reflected as Level 3 in the valuation hierarchy.

The inputs used in the valuation of corporate and government securities include, but are not limited to standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

For structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of private placement securities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 3. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

Equity Securities – the balance consists principally of common and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities, for which quoted market prices are not readily available, are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

Cash Equivalents – the balance consists of money market instruments which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. Various time deposits carried as cash equivalents are not measured at estimated fair value and therefore are excluded from the tables presented.

Derivatives – the balance consists of common stock purchase warrants and call options. The fair values of the call options are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy.Depending on the terms, the common stock warrants were valued using either Black-Scholes analysis or Monte Carlo Simulation. Fair value was determined using unobservable market inputs, including volatility and underlying security values, therefore the common stock purchase warrants were classified as Level 3.

Warrant Liability – the balance consists of the Warrant and recorded within other liabilities on the Consolidated Balance Sheets. Fair value was determined using Monte Carlo Simulation. Monte Carlo Simulation was utilized because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from prior periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of one hundred unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all one hundred independent price paths represents the estimate of fair value for each combination of assumption. Therefore, the warrant liability was classified as Level 3.

Level 3 Measurements and Transfers

Changes in balances of Level 3 financial assets carried at fair value during the year ended December 31, 2015 and 2014 are presented below (in thousands).

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2015
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$(1)	$74	$—	$—	$—	$73
States, municipalities and political subdivisions	—	—	7	5,652	—	—	—	5,659
Foreign government	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	301	(166)	78,884	—	—	—	79,019

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Commercial mortgage-backed securities	—	(45)	197	60,373	—	—	—	60,525
Asset-backed securities	—	—	—	27,653	—	—	—	27,653
Corporate and other	250	—	(53)	14,247	(500)	—	—	13,944
Total fixed maturity securities	250	256	(16)	186,883	(500)	—	—	186,873
Equity securities
Common stocks	—	—	—	4,932	—	—	—	4,932
Perpetual preferred stocks	—	—	—	—	—	—	—	—
Total equity securities	—	—	—	4,932	—	—	—	4,932
Warrants	—	(1,544)	(628)	6,383	—	—	—	4,211
Total financial assets	$250	$(1,288)	$(644)	$198,198	$(500)	$—	$—	$196,016
Liabilities
Warrants	$—	$—	$—	$4,332	$—	$—	$—	$4,332
Total financial liabilities	$—	$—	$—	$4,332	$—	$—	$—	$4,332

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2014
Assets
Fixed maturity securities
Corporate and other	$—	$—	$—	$250	$—	$—	$—	$250
Total fixed maturity securities	—	—	—	250	—	—	—	250
Total financial assets	$—	$—	$—	$250	$—	$—	$—	$250

Since internally developed Level 3 asset fair values represent less than 1% of the Company’s total assets, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2015 and December 31, 2014. This table excludes carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity.

December 31, 2015			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,252	$1,252	$—	$—	$1,252
Policy loans	18,476	18,476	—	18,476	—
Other invested assets	5,784	3,434	—	—	3,434
Total assets not accounted for at fair value	$25,512	$23,162	$—	$18,476	$4,686
Liabilities
Annuity benefits accumulated (1)	257,454	258,847	—	—	258,847
Long-term obligations (2)	319,180	310,307	—	310,307	—
Total liabilities not accounted for at fair value	$576,634	$569,154	$—	$310,307	$258,847

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2014			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$2,956	$7,988	$—	$—	$7,988
Total assets not accounted for at fair value	$2,956	$7,988	$—	$—	$7,988
Liabilities
Long-term obligations (2)	$278,195	$276,791	$—	$276,791	$—
Total liabilities not accounted for at fair value	$278,195	$276,791	$—	$276,791	$—
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 840.

Mortgage Loans on Real Estate – the fair value of mortgage loans on real estate is estimated by discounting cash flows, both principal and interest, using current interest rates for mortgage loans with similar credit ratings and similar remaining maturities. As such, inputs include current treasury yields and spreads, which are based on the credit rating and average life of the loan, corresponding to the market spreads. The valuation of mortgage loans on real estate is considered Level 3 in the fair value hierarchy.

Policy Loans – the policy loans are reported at the unpaid principal balance and carry a fixed interest rate. The Company determined that the carrying value approximates fair value because (i) policy loans present no credit risk as the amount of the loan cannot exceed the obligation due upon the death of the insured or surrender of the underlying policy; (ii) there is no active market for policy loans, i.e. there is no commonly available exit price to determine the fair value of policy loans in the open market; (iii) policy loans are intricately linked to the underlying policy liability and in many cases, policy loan balances are recovered through offsetting the loan balance against the benefits paid under the policy; and (iv) policy loans can be repaid by policyholders at any time, and this prepayment uncertainty reduces the potential impact of a difference between amortized cost (carrying value) and fair value. The valuation of policy loans is considered Level 2 in the fair value hierarchy.

Other Invested Assets – the balance primarily includes common stock purchase warrants. The fair values were derived using Black-Scholes analysis using unobservable market inputs, including volatility and underlying security values, therefore the common stock purchase warrants were classified as Level 3.

Annuity Benefits Accumulated – The fair value of annuity benefits was determined using the surrender values of the annuities and classified as Level 3.

Long-term Obligations – The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2015	2014
Contract receivables:
Contracts in progress	$103,178	$112,929
Unbilled retentions	31,195	32,850
Trade receivables	77,150	9,065
Other receivables	124	195
Allowance for doubtful accounts	(794)	(2,760)
	$210,853	$152,279

7. Contracts in Progress

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	December 31,
	2015	2014
Costs incurred on contracts in progress	$597,656	$531,129
Estimated earnings	99,985	73,540
	697,641	604,669
Less progress billings	679,532	618,530
	$18,109	$(13,861)
The above is included in the accompanying consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	39,310	28,098
Billings in excess of costs and recognized earnings on uncompleted contracts	21,201	41,959
	$18,109	$(13,861)

8. Inventory

Inventory consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$10,485	$12,956
Work in process	1,289	1,779
Finished goods	346	240
	$12,120	$14,975

9. Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2015	2014
Land	$15,521	$19,179
Building and leasehold improvements	31,530	29,520
Plant and transportation equipment	4,747	7,090
Cable-ships and submersibles	137,458	136,252
Equipment, furniture and fixtures	50,171	35,229
Construction in progress	10,427	12,150
	249,854	239,420
Less accumulated depreciation and amortization	35,388	6,398
	$214,466	$233,022
Depreciation expense was $26.8 million, $9.8 million and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts included $7.9 million, $4.3 million and zero of depreciation expense within cost of revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense in 2013 includes depreciation and amortization for the period July 1, 2012—December 31, 2013, when the property and equipment of ICS was included in assets held for sale. In accordance with US GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2013.

As of December 31, 2015 and 2014, total net book value of equipment under capital leases consisted of $66.8 million and $75.5 million of cable-ships and submersibles, respectively.

10. Goodwill and Other Intangible Assets

Goodwill

The Company performed its annual goodwill impairment test for each of the reporting units on October 1, 2015. Based on the results of the step one test, the Company determined that the fair value was in excess of the carrying value and a step two test was not required. The Company used varying approaches to determine the fair value that includes one or more of the following:

•
Income-based approach looking at the most current financial projections available to determine the outlook for future income generation. Estimates of future income were projected for a five year forecast period after which assumptions were made relative to a terminal period. These estimates of forecast and terminal income were then discounted to determine an enterprise value using a discounted cash flow method (“DCF”);

•
Market-based approach under the guideline public company (“GPCM”) and guideline transaction method (“GTM”). The GPCM reviews the performance of several related companies within the same industry and applies similar income measurements of those companies to our reporting units to calculate fair value. The GTM reviews a list of completed transactions within the same industry and applies similar income measurement used to value those transactions to our reporting units to calculate fair value; and

•	Cost approach using the carrying value as an approximation of fair value.

The following is a summary of the approaches used for each reporting unit:

•
Schuff was valued using a combination of market and income-based approaches. Under the market approach, valuation multiples were selected based on an analysis of the operating and valuation metrics of comparable publicly-traded companies and also for relevant market transactions over the past three years. The income approach was based on a DCF using financial estimates prepared by the company applying a discount rate of 14.0%;

•
GMSL was valued using a combination of market and income-based approaches. Under the market approach, valuation multiples were selected based on an analysis of the operating and valuation metrics of comparable publicly-traded companies and also for relevant market transactions over the past three years. The income approach was based on a DCF using financial estimates prepared by the company applying a discount rate of 15.5%

•	ICS was valued with an income approach based on a DCF using financial estimates prepared by the company applying a discount rate of 16.5%;

•
ANG was valued with a combination of cost and market-based approaches. Under the cost approach, an adjusted net assets value was prepared using the balance sheet of the company. Under the market approach, valuation multiples were selected based on an analysis of the operating and valuation metrics of comparable publicly-traded companies;

•
CIG was not included in the Company's annual goodwill impairment testing. Completion of the acquisition of the Insurance Companies occurred December 24, 2015 and there no adverse changes in conditions as of December 31, 2015 that would indicate a need for an out of cycle testing of the reporting unit.

•
Other includes DMi and was valued with a combination of cost and income-based approaches. Under the cost approach, an adjusted net assets value was prepared using the balance sheet of the company. The income approach was based on a DCF using financial estimates prepared by the company applying a discount rate of 45.0%.

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2015 and 2014 are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Schuff	GMSL	ICS	ANG	CIG	Other	Total
Balance as of January 1, 2014	$—	$—	$3,378	$—	$—	$—	$3,378
Effect of change in foreign currency exchange rates	—	(190)	—	—	—	—	(190)
Acquisition of business	24,612	1,366	—	1,374	—	—	27,352
Balance as of December 31, 2014	$24,612	$1,176	$3,378	$1,374	$—	$—	$30,540
Effect of change in foreign currency exchange rates	—	(56)	—	—		—	(56)
Reclassification	—	—	—	—	—	1,781	1,781
Acquisition of business	(122)	554	—	—	29,021	—	29,453
Impairment of goodwill	—	(540)	—	—	—	—	(540)
December 31, 2015	$24,490	$1,134	$3,378	$1,374	$29,021	$1,781	$61,178

Indefinite-lived Intangible Assets

The acquisition of the Insurance Companies resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization of $4.9 million as of December 31, 2015.

Amortizable Intangible Assets

The changes in the carrying amount of amortizable intangible assets by reporting unit for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Non-operating Corporate	Total
Trade names
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(49)	—	—	—	—	(49)
Amortization	(174)	(91)	(263)	—	—	—	(528)
Acquisition of business	4,478	1,137	6,300	—	—	—	11,915
Balance as of December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Effect of change in foreign currency exchange rates	—	(51)	—	—	—	—	(51)
Amortization	(299)	(345)	(630)	—	—	—	(1,274)
Balance as of December 31, 2015	$4,005	$601	$5,407	$—	$—	$—	$10,013
Customer relationships
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(353)	—	—	—	—	(353)
Amortization	—	(129)	(151)	—	—	—	(280)
Acquisition of business	—	8,121	5,032	—	—	—	13,153
Balance as of December 31, 2014	$—	$7,639	$4,881	$—	$—	$—	$12,520
Reclassification	—	—	—	—	—	—	—
Effect of change in foreign currency exchange rates	—	(351)	—	—	—	—	(351)
Amortization	—	(494)	(437)	—	—	—	(931)
Balance as of December 31, 2015	$—	$6,794	$4,444	$—	$—	$—	$11,238
Developed technology
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Effect of change in foreign currency exchange rates	—	(57)	—	—	—	—	(57)
Amortization	—	(78)	—	—	—	—	(78)
Acquisition of business	—	1,299	—	—	—	—	1,299
Balance as of December 31, 2014	$—	$1,164	$—	$—	$—	$—	$1,164
Reclassification	—	—	—	—	4,195	—	4,195
Effect of change in foreign currency exchange rates	—	(58)	—	—	—	—	(58)
Amortization	—	(296)	—	—	(1,916)	—	(2,212)
Balance as of December 31, 2015	$—	$810	$—	$—	$2,279	$—	$3,089
Other
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Amortization	—	—	—	(1)	—	—	(1)
Acquisition of business/development	—	—	—	115	6,000	22	6,137
December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Reclassification	—	—	—	—	(6,000)	—	(6,000)
Amortization	—	—	—	(2)	—	—	(2)
Asset acquisition	—	—	20	65	—	—	85
Balance as of December 31, 2015	$—	$—	$20	$177	$—	$22	$219
Total amortizable intangible assets
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Effect of change in foreign currency exchange rates	—	(459)	—	—	—	—	(459)
Amortization	(174)	(298)	(414)	(1)	—	—	(887)
Acquisition of business	4,478	10,557	11,332	115	6,000	22	32,504
Balance as of December 31, 2014	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158
Reclassification	—	—	—	—	(1,805)	—	(1,805)
Effect of change in foreign currency exchange rates	—	(460)	—	—	—	—	(460)
Amortization	(299)	(1,135)	(1,067)	(2)	(1,916)	—	(4,419)
Asset acquisition	—	—	20	65	—	—	85
Balance as of December 31, 2015	$4,005	$8,205	$9,871	$177	$2,279	$22	$24,559

Amortization expense for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013 was $4.4 million, $0.9 million and $0, respectively. The Company expects amortization expense for its amortizable intangible assets for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter to be approximately $3.9 million, $3.5 million, $2.2 million, $1.9 million, $1.9 million and $11.2 million, respectively.

The Value of Business Acquired

VOBA is amortized in relation to the projected future premium of the acquired long term care blocks of business and recorded amortization increases net income for the respective period. Total amortization recorded for the year ended December 31, 2015 was $0.1 million. The Company expects VOBA amortization for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter to be approximately $5.0 million, $4.1 million, $3.8 million, $3.7 million, $3.4 million and $30.8 million, respectively.

11. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2015	2014
Accounts payable	$84,434	$80,183
Accrued interconnection costs	64,295	9,717
Accrued payroll and employee benefits	17,394	20,023
Accrued interest	2,895	3,125
Accrued income taxes	1,274	512
Accrued expenses and other current liabilities	55,097	34,042
	$225,389	$147,602

12. Long-term Obligations
Long-term obligations consists of the following (in thousands):

	December 31,
	2015	2014
Senior Secured Notes collaterized by the Company’s assets, with interest payable semi-yearly based on a fixed annual interest rate of 11% with principal due in 2019	$307,000	$250,000
Note payable collaterized by GMSL’s assets, with interest payable monthly at LIBOR plus 3.65% and principal payable quarterly, maturing in 2019	5,260	16,732
Note payable collaterized by Schuff’s real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.9 million, maturing in 2019	4,011	4,635
Note payable collaterized by Schuff’s equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $1.2 million, maturing in 2019	8,129	8,333
Note payable collaterized by Schuff’s assets, with interest payable monthly at LIBOR plus 4% and principal payable monthly with one final balloon payment of $0.3 million, maturing in 2018	2,238	—
Line of credit collaterized by Schuff's HOPSA engineering equipment, with interest payable monthly at 5.25% plus 1% of special interest compensation fund	1,600	—
Note payable collaterized by ANG’s assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	660	810
Obligations under capital leases	52,697	65,176
Other	19	30
Credit and security agreement for Schuff to advance up to a maximum amount of $50.0 million	—	—
Subtotal	381,614	345,716
Original issue discount and debt issuance costs on Senior Secured Notes	(9,738)	(10,185)
Total long-term obligations	$371,876	$335,531
Aggregate debt maturities are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2016	$13,273
2017	8,312
2018	11,529
2019	319,945
2020	8,875
Thereafter	19,680
$381,614
Aggregate maturities for the capital leases are as follows (in thousands):

2016	$6,725
2017	6,716
2018	10,249
2019	10,247
2020	10,247
Thereafter	20,823
Total minimum principal & interest payments	65,007
Less: Amount representing interest	(12,310)
Total capital lease obligations	$52,697
The interest rates on the capital leases range from approximately 4% to 10.4%.
11% Senior Secured Notes due 2019
On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (“the Existing Notes"). The Existing Notes were issued at 99.05% which resulted in a discount of $2.4 million. The net proceeds from the issuance of the Existing Notes were used to pay off a senior secured credit facility which provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the "September Credit Facility") that was entered into in connection with the GMSL acquisition. On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11% Senior Secured Notes due 2019 (the “New Notes” and together with the Existing Notes, the “11% Notes). The New Notes were issued at 100.5% of par, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, the Company issued an additional $5.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the “Additional 11% Notes”). The purchasers paid for the Additional 11% Notes by granting a claims release (see Note 18 - "Equity" for additional information). On December 24, 2015, the Company issued an additional $2.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the “Continental Insurance Acquisition 11% Notes” and together with the Additional Notes, New Notes and the Existing Notes, the “11% Notes”). The Continental Insurance Acquisition 11% Notes were issued as part of the purchase price of the Continental Insurance Acquisition (see Note 3 - "Business Combinations" for additional information). The 11% Notes were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11% Notes Indenture”).
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

to incur additional debt in the future that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the 11% Notes Indenture.
Certain Covenants. The 11% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of December 31, 2015, HC2 was in compliance with these covenants.
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
Terminated HC2 Credit Facilities
In 2014, HC2 entered into (i) a senior secured credit facility providing for an eighteen month, floating interest rate term loan of $80 million (the "May Credit Facility") to finance a portion of the acquisition of Schuff, (ii) a senior unsecured credit facility consisting of a term loan of $17 million (the "Novatel Acquisition Term Loan") for the purpose of acquiring an ownership interest in Novatel and (iii) the September Credit Facility to finance a portion of the acquisition of GMSL. The Company used a portion of the proceeds from the September Credit Facility to repay the May Credit Facility and the Novatel Acquisition Term Loan. The Company used the net proceeds from the issuance of the Existing Notes to repay the September Credit Facility.
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
Schuff Credit Facilities
Schuff has a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to Schuff. On January 23, 2015, Schuff amended its Schuff Facility, pursuant to which Wells Fargo increased the maximum letter of credit amount from $5.0 million to $14.5 million.
On October 21, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo allowed for the issuance of a note payable up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”). During the year ended December 31, 2015, Schuff borrowed an additional $1.8 million under the Real Estate (2) Term Advance (M&E) and $2.7 million under the Real Estate (2) Term Advance (Working Capital). The Real Estate (2) Term Advance (M&E) has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (Working Capital) has an approximate 4 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Term Advances have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments. At December 31, 2015 and 2014, there was $8.1 million and $8.3 million, respectively, outstanding under the

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Real Estate (2) Term Advance (M&E) and $2.2 million and zero, respectively, outstanding under the Real Estate (2) Term Advance (Working Capital).
On May 6, 2014, Schuff amended the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). At December 31, 2015 and 2014, there was $4.0 million and $4.6 million, respectively, outstanding under the Real Estate Term Advance. The Real Estate Term Advance has a 5 year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.
The Schuff Facility has a floating interest rate of LIBOR plus 3.00% (3.61% at December 31, 2015) and requires monthly interest payments. As of December 31, 2015 and 2014, Schuff had no amounts outstanding under the Schuff Facility. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At December 31, 2015, the Company was in compliance with these covenants.
Schuff Hopsa Engineering, Inc., ("SHE"), a joint venture which Schuff consolidates, has a Line of Credit Agreement (“International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3.5 million. The line of credit is secured by a first priority, perfected security interest in the SHE’s property and plant. The interest rate is 5.25% plus 1% of the special interest compensation fund (“FECI”). The line of credit contains covenants that, among other things, limit the SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.
There was $3.9 million of outstanding letters of credit issued and $46.1 million available under the Schuff Facility at December 31, 2015. At December 31, 2015, Schuff had $1.6 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $1.9 million available under Schuff’s International LOC at December 31, 2015.
GMSL Credit Facility
GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). This GMSL facility has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of December 31, 2015 and 2014, $5.3 million and $16.7 million, respectively, was outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At December 31, 2015, GMSL was in compliance with these covenants.
ANG Term Loan
ANG established a term loan with Signature Financial in October 2013. This term loan has a 5 year term and bears interest at the rate of 5.5%. As of December 31, 2015 and 2014, $0.7 million and $0.8 million, respectively, was outstanding under this term loan.
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
As of December 31, 2015 and 2014, $52.7 million and $65.2 million, respectively, in aggregate principal amount was outstanding under the GMSL Leases.

13. Life, Accident and Health Reserves

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Life, accident and health reserves consist of the following (in thousands):

2015
Long-term care insurance reserves	$1,354,545
Traditional life insurance reserves	105,843
Other accident and health insurance reserves	132,942
Total life, accident and health reserves	$1,593,330

14. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current: Federal	$361	$5,527	$(256)
State	1,215	1,600	147
Foreign	644	227	(7,333)
Subtotal Current	2,220	7,354	(7,442)
Deferred: Federal	(12,604)	(28,092)	—
State	(99)	(2,131)	—
Foreign	(399)	—	—
Subtotal Deferred	(13,102)	(30,223)	—
Income tax (benefit) expense	$(10,882)	$(22,869)	$(7,442)

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
US	$(66,038)	$(41,351)	$(24,833)
Foreign	19,415	6,796	(221)
Income (loss) from continuing operations before income taxes	$(46,623)	$(34,555)	$(25,054)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Years Ended December 31,
	2015	2014	2013
Tax provision (benefit) at federal statutory rate	$(16,318)	$(13,027)	$(8,769)
Permanent differences	(272)	335	(536)
State tax (net of federal benefit)	1,068	1,170	95
Foreign rate differential	287	(838)	(235)
Foreign withholding taxes (net of federal)	1,229	231	(3,759)
Executive compensation	1,044	2,701	—
Uncertain tax positions	—	—	(3,575)
Adjustment to net operating losses	(1,104)	—	—
Increase (decrease) in valuation allowance	2,949	(17,520)	6,642
Contingent Value Rights	—	—	(5,216)
Reversing deferred taxes	—	—	(365)
Debt exchange costs	—	—	7,393

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction costs	473	2,106	(1,338)
Tax credits generated/utilized	(185)	—	—
UK Stewardship costs	—	—	1,455
199 Manufacturing Deduction	—	(594)	—
Bargain Purchase Gain	—	(496)	—
Officer Life Insurance Proceeds	—	(392)	—
Foreign E&P	—	3,395	—
Other	(53)	60	766
Income tax (benefit) expense	$(10,882)	$(22,869)	$(7,442)

For the year ended December 31, 2014, the Company’s effective tax rate was favorably impacted by the release of valuation allowances totaling $17.5 million attributed to management’s conclusion that more-likely-than-not that the deferred tax assets of our U.S. consolidated group would be realized. As discussed below, this conclusion is based on the consistent earnings history of Schuff and Global Marine and the impact of those earnings on the group’s future US taxable income.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2015 and 2014 (in thousands).

	December 31,
	2015	2014
Deferred tax assets	$230,838	$114,023
Valuation allowance	(68,104)	(68,983)
Deferred tax liabilities	(114,504)	(29,320)
Net deferred taxes	$48,230	$15,720

	December 31,
	2015	2014
Allowance for bad debt	$234	$351
Basis difference in intangibles	(8,402)	(7,527)
Equity investments	6,158	328
Net operating loss carryforwards	34,484	27,416
Basis difference in fixed assets	854	4,646
Deferred compensation	6,765	4,101
Foreign tax credit	1,190	—
Capital loss carryforwards	1,241	—
Insurance company investments	(99,645)	—
Foreign earnings	(6,458)	—
UK Trading loss carryforward	54,642	52,895
Unrealized gain/loss in OCI	1,177	(911)
Insurance claims and reserves	99,945	—
Value of insurance business acquired ("VOBA")	17,837	—
Start-up cost	1,924	1,285
Other	4,388	2,119
Valuation allowance	(68,104)	(68,983)
Total deferred taxes	$48,230	$15,720

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income.

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment are not more-likely-than-not realizable. These judgments are based on projections of future income and other positive and negative evidence by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. In accordance with ASC Topic 740, during each reporting period the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment for the year ended December 31, 2014, the Company had a net release of valuation allowance to earnings of $17.5 million.

Management evaluated the continued need for a valuation allowance against deferred taxes of the Company for each of the reporting periods. Included in the assessment was HC2’s historical operating results over the prior three-year period. Also considered was the positive and negative evidence, including the built in gains in investments which, if realized would reduce the deferred tax asset, the repatriation of foreign earnings, and core earnings of the newly acquired Schuff International Inc. and Global Marine Systems, Limited groups.

Based on the weight of positive and negative evidence, Management concluded that it is more likely than not that HC2's US deferred tax assets will be realized. Valuation allowances have been maintained, however, against deferred taxes related to U.S. capital loss and foreign tax credit carryforwards and deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses.

On December 24, 2015, the Company completed its acquisition of the long-term care and life insurance businesses, United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI"), pursuant to an agreement ("Stock Purchase Agreement") with subsidiaries of American Financial Group, Inc. ("AFG”). The Company made a joint election with AFG under Section 338(h)(10) to treat the stock purchase as an asset purchase for U.S. Federal income tax purposes.  The Company's resulting step-down in the tax basis of the invested assets of UTA and CGI (primarily fixed income securities) is reflected in the above deferred tax liability of $99.6 million for differences between the fair value and tax basis of the insurance company investments. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes.

As of December 31, 2015, the Company had foreign operating loss carryforwards of approximately $303.2 million, none of which are subject to expiration based on the passage of time. Of the foreign NOLs $224.5 million were generated by Global Marine’s historical non-tonnage tax operations.

At December 31, 2015, the Company has United States operating loss carryforwards available to reduce future taxable income in the amount of $87.1 million, of which $83.1 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. Of the carryforward NOL, $0.7 million resulted from stock compensation plan deductions in excess of accrued compensation cost for financial reporting purposes. Per the requirements of paragraph ASC 740-20-45-11(d), when the excess deduction is realized by reducing taxes payable, the tax effected amount of the excess is to be recognized in shareholders’ equity.

Pursuant to the rules under Section 382, the Company believes that it underwent an ownership change on May 29, 2014. This conclusion is based on an analysis of Schedule 13D and Schedule 13G filings over the prior three years made with the SEC and the impact resulting from the May 29 preferred stock issuance. Due to the Section 382 limit resulting from the ownership change, approximately $146.2 million of the Company’s net operating losses will expire unused. The $146.2 million in expiring NOLs have been derecognized in the consolidated financial statements. The remaining pre-change NOL’s of $46.1 million recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million.

On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering which the Company believes resulted in a Section 382 ownership change resulting in an additional annual limitation to cumulative carryforward. The amount of the annual limitation is based on a number of factors, including the value of HC2’s stock and the amount of unrealized gains on the date of the ownership change. At the time of the November ownership change the Company had estimated NOLs of $83.1 million subject to the limitation. The Company does not believe that any NOLs will expire as a result of the 2015 ownership change.

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes.

Reconciliations of the period January 1, 2013 to December 31, 2013, January 1, 2014 to December 31, 2014 and January 1, 2015 to December 31, 2015 balances of unrecognized tax benefits are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at January 1,	$—	$35,196	$66,161
Foreign currency adjustments	—	—	—
Statute expiration	—	—	(3,295)
Gross increases (decreases) of tax positions in prior period	—	(35,196)	(28,178)
Audit resolution	—	—	—
Gross increases of tax positions in current period	—	—	508
Balance at December 31,	$—	$—	$35,196
The decrease in 2014 to unrecognized tax benefits is due to the permanent impairment and de-recognition of NOLs under the May 2014, Section 382 limitation that were created by the uncertain positions. The Company did not have any unrecognized tax benefits as of December 31, 2015, related to uncertain tax positions.

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2015 remain open for examination.

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

15. Commitments and Contingencies

Future minimum lease payments under purchase obligations and non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2016	$64,750	$5,797
2017	—	4,858
2018	—	3,476
2019	—	3,048
2020	—	2,299
Thereafter	—	9,011
Total long-term obligations	$64,750	$28,489

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $5.0 million, $5.7 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The rent expense for the year ended December 31, 2015 includes costs associated with the terminations of facilities leases.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of Schuff was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the November 6, 2014 Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff board of directors and HC2, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff International following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. Defendants are currently in the discovery phase of the case, and have substantially completed their production of documents to plaintiffs. Under the court’s scheduling order, fact discovery closes on July 8, 2016. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend them vigorously.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2) ("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility. Xplornet alleges that Globility agreed to sell Xplornet certain spectrum licenses in a Letter of Intent dated July 12, 2011 but then breached the Letter of Intent by selling the licenses to Inukshuk.  Xplornet then alleges that they reached an agreement with Inukshuk to purchase the licenses on June 26, 2012, but that Inukshuk breached that agreement by not completing the sale.  Xplornet alleges that, as a result of the foregoing, they have been damaged in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement.  On February 5, 2014, Globility, MIPPS Inc., and PTCI filed a Notice of Intent to Defend.  On February 18, 2014, Globility, MIPPS Inc., and PTCI filed a Demand for Particulars.  A Notice of Change of Solicitors to Hunt Partners LLP was filed on behalf of those same entities on April 1, 2014. On March 13, 2015, Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company.  Inukshuk alleges that Globility represented and warranted that it owned the licenses at issue, that Globility held the licenses free and clear, and that no third party had any rights to acquire them.  Inukshuk claims breach of contract and misrepresentation if the Court finds that any of these representations are untrue.

On October 17, 2014, the Company moved for summary judgment against Xplornet arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.  On June 5, 2015, Inukshuk also moved for summary judgment against Xplornet, similarly arguing that there was no agreement between Inukshuk and Xplornet to acquire the licenses in question.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On September 17, 2015, Xplornet amended its claim to change its theory from breach of a written letter of intent allegedly accepted on July 12, 2011 to breach of an oral agreement allegedly entered on July 7, 2011. The Primus defendants (including the Company) amended their Statement of Defence and motion for summary judgment on October 6, 2015 to include a statute of limitations defense based on this change in theory. The Primus defendants (including the Company) also filed procedural motions relating to the amendment. Xplornet disputes that the amendment changed its theory and opposes summary judgment. The hearing on summary judgment is now re-scheduled from October 7, 2015 to September 26, 2016.

On January 19, 2016, PTCI sought and obtained an order under the Companies’ Creditors Arrangement Act (the “CCAA”) from the Ontario Superior Court of Justice. PTCI received an Initial Order staying all proceedings against PTCI until February 26, 2016 - which it has moved to extend through September 2016. On February 25, 2016, the Ontario Superior Court of Justice extended the stay of proceedings until September 19, 2016. PTCI has advised the Company that this stays all proceedings against PTCI, Globility, and MIPPS, except against the Company.

On July 9, 2015, a putative class action wage and hour lawsuit was filed against Schuff Steel Company ("SSC"), a subsidiary of Schuff, and Schuff International (collectively “Schuff”) in the Los Angeles County Superior Court [BC587322], captioned Dylan Leonard, individually and on behalf of other members of the general public v. Schuff Steel Company and Schuff International, Inc. The complaint makes generic allegations of numerous violations of California wage and hour laws and claims that Schuff failed to pay for overtime; failed to pay for meal and rest breaks; violated the minimum wage; failed to timely pay business expenses, wages and final wages; failed to keep requisite payroll records; and had non-compliant wage statements. On August 11, 2015, another putative class action wage and hour lawsuit was filed against SSC in San Joaquin County Superior Court [39-2015-0032-8373-CU-OE-STK], captioned Pablo Dominguez, on behalf of himself and all other similarly situated v. Schuff Steel Company. The Complaint alleges non-compliant wage statements and demands penalties pursuant to California Labor Code. On October 11, 2015, an amended complaint was filed in the Dominguez claim pursuing only the statutory claim based on the non-compliant wage statement. By Order dated December 17, 2015, the matters were designated as the Schuff Steel Wage and Hour Cases and assigned a coordination trial judge. No discovery schedule or trial date has been set. The Company believes that the allegations and claims set forth in the Complaints are without merit and intends to defend them vigorously.

On December 28, 2015, The Chemours Company Mexico S. de R.L de C.V. (“Chermours”) filed a Demand for Arbitration (the “Demand”) against the Company’s subsidiary, SSC with the American Arbitration Association, International Centre for Dispute Resolution, Case No. 01-15-0006-0956.   Schuff had a purchase order to provide fabricated steel for the Line 2 Expansion of Du Pont’s chemical plant in Altamira, Mexico (the “Project”).  The Demand seeks recovery of an alleged $5 million mistaken payment to SSC and additional damages in excess of $18 million for, among other reasons,  alleged delays, failure to expedite, breach of assignment of subcontracting clauses, and backcharges for additional costs and rework of fabricated steel provide for the Project.  On January 25, 2016, SSC filed an Answer and Counterclaim denying liability alleged by Chemours and seeking to recover the principal sum of 311 thousand for unpaid work on the Project as well as an additional sum for damages due to delays, impacts, and other wrongful conduct by Chemours and its agents.  No Arbitration schedule or hearing date has been set.  The Company believes that the allegations and claims set forth in the Demand are without merit and intend to defend them vigorously and aggressively pursue Chemours for additional monies owed and damages sustained.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.
16. Employee Retirement Plans

HC2

The Company sponsors a 401(k) employee benefit plan (the “401(k) Plan”) that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions capped at $6,000.

The matching contribution made during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.2 million.

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

Effective March 31, 2012, Schuff withdrew from the Steelworkers Pension Trust and incurred an initial withdrawal liability of approximately $2.6 million. During 2014, Schuff negotiated with the Steelworkers Pension Trust and reduced the liability to approximately $2.4 million. Schuff made its final quarterly payment of approximately $0.2 million in September 2015.

Schuff made contributions to the California Ironworkers Field Pension Trust (“Field Pension”) of $6.1 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively. Schuff’s funding policy is to make monthly contributions to the plan. Schuff’s employees represent less than 5% of the participants in the Field Pension. As of December 31, 2015, Schuff has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

To replace Schuff's funding into the Steelworkers Pension Trust, Schuff agreed to make profit share contributions to the Union 401(k) defined contribution retirement savings plan (the “Union 401k”) beginning on April 1, 2012. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 hours of work) and are 100% vested in the profit share contributions three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401(k) to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at a rate of $0.55 per hour. Profit share contributions amounted to approximately $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

Schuff maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions. The matching contributions for the years ended December 31, 2015 and 2014 was $1.1 million and $0.4 million, respectively.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Global Marine Systems Pension Plan—Defined Benefit Section

The defined benefit section of the Global Marine Systems Plan (prior to its closure on August 31, 2006) was contributory, with employees contributing between 5% and 8% (depending on their age) and the employer contributing at a rate of 9.2% of pensionable salary plus deficit contributions of $1.4 million per year.

The defined benefit section of the Global Marine Systems Pension Plan is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent full actuarial valuation was conducted as of December 31, 2013 for the purpose of determining the funding requirements of the plan. An actuarial valuation was conducted as of December 31, 2015 for the purpose of meeting US GAAP requirements. The main assumptions used were that Retail Price Inflation would be 3.7% per year, Consumer Price Inflation would be 2.7% per year, the rate of return on investments (pre-retirement) would be would be 5.5% per year, the rate of return on investments (post-retirement) would be 4.5% per year, with pensions increasing by 3% per year. At the actuarial valuation date the market value of the defined benefit section’s assets amounted to $146.7 million. On a statutory funding objective basis the value of these assets covered the value of technical provisions by 74%.

Following the 2013 actuarial valuation contributions are payable by GMSL as follows:

•	$0.5 million payable every month during calendar years 2015 to 2018;

•	$0.6 million payable every month during calendar years 2019 to May 2021;

•	$0.1 million payable in June 2021;

•	GMSL will pay 10% of profits after tax before dividends. This will be paid up to two years following the year end to enable budgeting and cash flow control; and

•	GMSL will pay a cash sum equal to 50% of any future dividend payments.

Global Marine Personal Pension Plan

This is a defined contribution pension scheme and is contributory from the employee; the rate of contributions is split as follows:

•	ex-CARE employees contributing between 2.5% and 7.5% and the employer contributing at a matching rate plus an additional 5% fixed contributions; and

•	defined contribution employees contributing between 2% and 7.5% and the employer contributing at a matching rate.

For the years ended December 31, 2015 and 2014, GMSL made matching contributions of $1.7 million and $0.4 million, respectively.

Merchant Navy Officers Pension Fund

The Merchant Navy Officers Pension Fund is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent available full actuarial valuation was conducted as at March 31, 2012 for the purpose of determining the funding requirements of the plan. An actuarial valuation was conducted as of December 31, 2015 for the purpose of meeting US GAAP requirements. The main assumptions used were that Retail Price Inflation would be 3.2% per year, Consumer Price Inflation would be 2.2% per year, the rate of return on investments (pre-retirement) would be 5.7% per year, the rate of return on investments (post-retirement) would be 4.0% per year and the rate of salary increases 4.2% per year with pensions increasing by 3.0% per year.

At the actuarial valuation date the market value of the total assets in the scheme amounted to $3.5 billion of which 0.05594% ($1.9 million) relates to the Global Marine Systems Group. On an on-going basis the value of these assets, together with the deficit contributions receivable of $503 million, covered the value of pensioner liabilities, preserved pension liabilities for former employees and the value of benefits for active members based on accrued service and projected salaries, to the extent of 94%.

Following the 2012 actuarial valuation, contributions are payable by the Group as follows:

•	Increase Employer contributions to 20% of pensionable salaries from October 1, 2013.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The most recent full actuarial valuation was conducted as of December 31, 2013 for the purpose of determining the funding requirements of the plan. An actuarial valuation was conducted as of December 31, 2015 for the purpose of meeting US GAAP requirements. The principal actuarial assumptions used by the actuary were investment returns of 5.3% per year pre-retirement, 4.4% per year post-retirement, inflation of 3.7% per year and pension increases of 3.3% per year.

At the valuation date the market value of the assets amounted to $3.0 million. The results show a past service shortfall of $0.2 million corresponding to a funding ratio of 93%.

Following the actuarial valuation as at December 31, 2013, contributions are as follows:

•	Seven annual contributions of less than $0.1 million from December 31, 2014 to 2020.

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

The following table presents this reconciliation and shows the change in the projected benefit obligation for the Plans for the period from September 22, 2014 through December 31, 2015 (in thousands):

Projected benefit obligation at September 22, 2014	$206,735
Service cost - benefits earning during the period	14
Interest cost on projected benefit obligation	2,017
Contributions	8
Actuarial loss	12,480
Benefits paid	(2,167)
Projected benefit obligation at December 31, 2014	$219,087
Service cost - benefits earning during the period	61
Interest cost on projected benefit obligation	7,330
Contributions	32
Actuarial loss	(2,375)
Benefits paid	(7,499)
Foreign currency gain (loss)	(19,036)
Projected benefit obligation at December 31, 2015	$197,600

The following table presents the change in the value of the assets of the Plans for the period from September 22, 2014 through December 31, 2015 and the plans’ funded status at December 31, 2015 (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fair value of plan assets at September 22, 2014	$160,812
Actual return on plan assets	14,873
Benefits paid	(2,167)
Contributions	6,641
Foreign currency gain (loss)	1,718
Fair value of plan assets at December 31, 2014	$181,877
Actual return on plan assets	4,619
Benefits paid	(7,499)
Contributions	11,136
Foreign currency gain (loss)	(17,622)
Fair value of plan assets at December 31, 2015	$172,511
Unfunded status at end of year	$25,089

Amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 are listed below (in thousands):

	December 31,
	2015	2014
Pension Asset	$68	$—
Pension Liability	25,157	37,210
Net liability amount recognized	$25,089	$37,210

The accumulated benefit obligation for the Plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

As of December 31, 2015 contributions of $0.1 million were due to be payable to the Plans.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs

The aggregate net pension cost recognized in the consolidated statements of operations was benefit of $0.4 million for the year ended December 31, 2015 and cost of $0.4 million for the year ended December 31, 2014.

The following table presents the components of net periodic benefit cost for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Year Ended December 31,
	2015	2014
Service cost—benefits earning during the period	$61	$14
Interest cost on projected benefit obligation	7,330	1,978
Expected return on assets	(7,507)	(1,923)
Actuarial (gain) loss	512	(426)
Foreign currency gain (loss)	(12)	—
Net pension benefit	$384	$(357)

Of the amounts presented above, income of $0.1 million has been included in cost of revenue and gain of $0.5 million included in other comprehensive income for the year ended December 31, 2015. Of the amounts presented above, cost of $0.1 million has been included in cost of revenue and gain of $0.4 million included in other comprehensive income for the year ended December 31, 2014.

In determining the net periodic pension cost for the Plans, GMSL used the following weighted average assumptions: the pension increase assumption is that for benefits increasing with RPI limited to 5% per year, to which the majority of the Plan’s

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

liabilities relate. The Group employs a building block approach in determining the long-term rate of return of pension plan assets. Historical markets are studied and assets with higher volatility are assumed to generate higher returns consistent with widely accepted capital market principles. The overall expected rate of return on assets is then derived by aggregating the expected return for each asset class over the actual asset allocation for the Plans as of December 31, 2015.

	Year Ended December 31,
	2015	2014
Discount rate	3.75%	3.60%
Rate of compensation increases (Merchant Navy Officers Pension Fund only)	4.55%	4.50%
Rate of future RPI inflation	3.05%	3.00%
Rate of future CPI inflation	1.95%	2.00%
Pension increases in payment	2.90%	2.85%
Long-term rate of return on assets	4.50%	4.43%

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

The following tables present the after-tax changes in benefit obligations recognized in comprehensive income and the after-tax prior service credits that were amortized from accumulated other comprehensive income into net periodic benefit costs for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Net loss (gain)	$396	$(393)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$396	$(393)

	Year Ended December 31,
	2015	2014
Actuarial (gain) loss	$512	$(393)
Total recognized in other comprehensive (income) loss	$512	$(393)

The estimated loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2016 will be $375,000.

Estimated Future Benefit Payments

Expected benefit payments are estimated using the same assumptions used in determining the Plan’s benefit obligation at December 31, 2015. Because benefit payments will depend on future employment and compensation levels, average years employed, average life spans, and payment elections, among other factors, changes in any of these factors could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

2016	$7,239
2017	7,430
2018	7,625
2019	7,827
2020	8,031
Thereafter	43,451
$81,603
Aggregate expected contributions in the coming fiscal year are expected to be $5.9 million.
Plan Assets—Description of plan assets and investment objectives
The assets of the Plans consist primarily of private and public equity, government and corporate bonds, among others. The asset allocations of the Plans are maintained to meet regulatory requirements where applicable. Any contributions to the Plans are made to a pension trust for the benefit of plan participants.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31, 2015, are as follows:

	Target	December 31, 2015
Liability hedging	25.0%	25.0%
Equities	29.8%	29.0%
Hedge funds	24.7%	26.0%
Corporate bonds	13.8%	14.0%
Property	3.7%	5.0%
Other	3.0%	1.0%
		100.0%
Investment Valuation
GMSL’s plan investments related to the Global Marine Systems Pension Plan consist of the following at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Equities	$49,535	$45,198
Liability Hedging Assets	41,649	39,626
Hedge Funds	44,363	40,853
Corporate Bonds	23,193	20,238
Property	9,137	8,847
Other	1,697	14,777
Total market value of assets	169,574	169,539
Present value of liabilities	(194,730)	(206,853)
Net pension liability	$(25,156)	$(37,314)
GMSL’s plan investments related to the Merchant Navy Officers Pension Fund consist of the following at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Equities	$660	$699
Hedge Funds	412	435
Corporate Bonds	675	715
LDI Strategy	1,190	1,255
Total market value of assets	2,937	3,104
Present value of liabilities	(2,869)	(3,000)
Net pension asset (liability)	$68	$104
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value as of December 31, 2015 and 2014 for the Global Marine Systems Pension Plan:

As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Equities	$—	$49,535	$49,535
Liability Hedging Assets	—	41,649	41,649
Hedge Funds	—	44,363	44,363
Corporate Bonds	—	23,193	23,193
Property	—	9,137	9,137
Other	1,697	—	1,697
Total Plan Net Assets	$1,697	$167,877	$169,574

As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Equities	$—	$45,198	$45,198
Liability Hedging Assets	—	39,626	39,626
Hedge Funds	—	40,853	40,853
Corporate Bonds	—	20,238	20,238
Property	—	8,847	8,847
Other	14,777	—	14,777
Total Plan Net Assets	$14,777	$154,762	$169,539
The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value as of December 31, 2015 and 2014 for the Merchant Navy Officers Pension Fund:

As of December 31, 2015
(in thousands)	Level 3	Total
Equities	$660	$660
Hedge Funds	412	412
Corporate Bonds	675	675
LDI Strategy	1,190	1,190
Total Plan Net Assets	$2,937	$2,937

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2014
(in thousands)	Level 3	Total
Equities	$699	$699
Hedge Funds	435	435
Corporate Bonds	715	715
LDI Strategy	1,255	1,255
Total Plan Net Assets	$3,104	$3,104
The table below set forth a summary of changes in the fair value of the Level 3 pension assets for the period from September 22, 2014 through December 31, 2015 for the Merchant Navy Officers Pension Fund:

(in thousands)
Balance at September 22, 2014	$2,908
Actual return on plan assets	165
Contributions	59
Benefits paid	(28)
Balance at December 31, 2014	$3,104
Actual return on plan assets	3
Contributions	84
Benefits paid	(109)
Foreign currency gain (loss)	(145)
Balance at December 31, 2015	$2,937
17. Share-based Compensation
On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to HC2’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of December 31, 2015, there were 467,371 shares of HC2 common stock underlying outstanding awards under the Prior Plan.
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
There were 2,552,673 and 5,234,849 options granted during the years ended December 31, 2015 and 2014, respectively. Of the 2,552,673 and 5,234,849 options granted during the year ended December 31, 2015 and 2014, respectively, 249,083 and 5,133,028 of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of HC2, and not pursuant to the Omnibus Plan. The weighted average fair value at date of grant for options granted during the year ended December 31, 2015, 2014 and 2013

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

was $2.23, $1 and $0.26, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Years Ended December 31,
	2015	2014	2013
Expected option life	4.8 - 5.5 years	5.5 - 6 years	4 - 5.75 years
Risk-free interest rate	1.49 - 1.73%	1.61 - 2.73%	1.17 - 1.73%
Expected volatility	36.29 - 53.83%	36.74 - 40.50%	35.55 - 37.23%
Dividend yield	—%	—%	—%
Total share-based compensation expense recognized by the Company was $11.1 million, $11.0 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Most of HC2’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.
Restricted Stock
A summary of HC2’s restricted stock activity during the years ended December 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2013	22,500	$13.59
Granted	502,172	$4.21
Vested	(185,970)	$5.25
Forfeitures	—	$—
Unvested—December 31, 2014	338,702	$4.26
Granted	1,539,114	$9.14
Vested	(1,087,128)	$8.35
Forfeitures	—	$—
Unvested—December 31, 2015	790,688	$8.14
As of December 31, 2015, the unvested restricted stock represented $2.1 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 0.8 years. The number of shares of unvested restricted stock expected to vest is 790,688.
In January 2014, the Board of Directors of HC2 accelerated the vesting of 15,000 RSUs, awarded to certain non-employee directors in conjunction with their departure from the Board of Directors.
Stock Options
A summary of HC2’s stock option activity during the years ended December 31, 2015 and 2014 is as follows:

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2013	589,859	$3.17
Granted	5,234,849	$4.22
Exercised	(230,300)	$2.43
Forfeitures	(2,021,267)	$4.11
Outstanding—December 31, 2014	3,573,141	$4.27
Granted	2,552,673	$6.74
Exercised	—	$—
Forfeitures	(764,529)	$4.05
Outstanding—December 31, 2015	5,361,285	$5.48
Eligible for exercise	3,087,390	$5.11
The following table summarizes the intrinsic values and remaining contractual terms of HC2’s stock options (in thousands):

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding—December 31, 2015	$3,586	8.7
Options exercisable—December 31, 2015	$2,465	8.6
As of December 31, 2015, the Company had 2,273,895 unvested stock options outstanding of which $3.3 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.4 years. The number of unvested stock options expected to vest is 2,273,895 shares, with a weighted average remaining life of 8.7, a weighted average exercise price of $5.48, and an intrinsic value of $1.1 million.

18. Equity
As of December 31, 2015 and 2014, there were 35,249,749 and 23,813,085 shares of common stock outstanding, respectively. As of December 31, 2015 and 2014, there were 53,172 and 41,000 shares of preferred stock outstanding, respectively.

November 2015 Public Offering of Common Stock by the Company

On November 4, 2015, the Company entered into an underwriting agreement relating to the issuance and sale of 7,350,000 shares of the Company’s common stock in a public offering (the “November 2015 Offering”). In addition, on November 5, 2015 the underwriter in the November 2015 Offering exercised its option to purchase an additional 1,102,500 shares of common stock from the Company. The total number of shares sold by the Company in the November 2015 Offering was 8,452,500 shares. The November 2015 Offering closed on November 9, 2015. The net proceeds to the Company from the November 2015 Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $54.7 million.
Class A and B Warrants
In July 2009, the Company issued (A) Class A warrants (the “Class A Warrants”) to purchase shares of the Company's common stock, which were divided into three separate series (Class A-1, Class A-2 and Class A-3 Warrants), each of which series consisted of 1,000,000 warrants to purchase an original aggregate amount of up to 1,000,000 shares of the Company's common stock; and (B) Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”) to purchase an original aggregate amount of up to 1,500,000 shares of the Company's common stock. In connection with the issuance of the Warrants, the Company entered into a Warrant Agreement for each of the Class A Warrants and the Class B Warrants, in each case with Broadridge Financial Solutions, Inc. (successor-in-interest to StockTrans, Inc.), as warrant agent. The Warrants had a 5-year term which expired on July 1, 2014. As a result of special cash dividends paid in 2012 and 2013, antidilution adjustment provisions

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

were triggered and the original exercise price and the number of shares of the Company's common stock issuable upon exercise were adjusted.
There were 878,940 Class A-1 Warrants exercised during the year ended December 31, 2014, resulting in the issuance of 3,855,289 shares of the Company's common stock. There were 780,753 Class A-2 Warrants exercised during the year ended December 31, 2014, resulting in the issuance of 3,424,641 shares of the Company's common stock. There were 5,709 Class A-3 Warrants exercised during the year ended December 31, 2014, resulting in the issuance of 25,041 shares of the Company’s common stock. The warrants expired on July 1, 2014.
Preferred and Common Stock
On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the "Series A-1 Preferred Stock"). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $8.25. In connection with the issuance of the Series A-2 Preferred Stock, the Company amended the certificates of designation governing the Series A Preferred Stock and Series A-1 Preferred Stock on January 5, 2015, which reflected the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock. The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value.
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

Certain certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. The release of claims was granted as payment in full of the purchase price of the $5 million aggregate principal amount of the Additional 11% Notes issued to the holders of the Series A Preferred Stock in August 2015. The Company recorded this payment to other income (expense), net.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2015, 828 shares of Series A Preferred Stock and 1,000 shares of Series A-1 Preferred Stock were converted into 197,471 and 235,526 shares of common stock at the option of the holder, respectively.
Dividends
During 2015 and 2014, the Company's Board of Directors declared cash and PIK dividends with respect to the Company's issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Holders of Record Date	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Payment/Accrual Date	April 15, 2015	July 15, 2015	October 15, 2015	January 15, 2016
Total Dividend	$1,021	$1,020	$1,020	$1,005

Declaration Date	June 30, 2014	September 30, 2014	December 31, 2014
Holders of Record Date	June 30, 2014	September 30, 2014	December 31, 2014
Payment/Accrual Date	July 15, 2014	October 15, 2014	January 15, 2015
Total Dividend	$307	$897	$777

19. Related Parties
HC2
In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.8 million of expenses under the Service Agreement for the year ended December 31, 2015.

Schuff
During the year ended December 31, 2015, Schuff did not have any related party transactions. During the year ended December 31, 2014, Schuff had the following related party transactions:

•	Purchased a home on behalf of an executive for $1.70 million which is recorded as an asset held for sale;

•	Sold 25% investment in United Steel to a former executive in return for 253,039 restricted shares of Schuff and $5.0 million in cash; and

•	Purchased 74,625 shares from the Chairman of the Board of Schuff and former executives of Schuff for $2.0 million.

GMSL
The parent company of GMSL, Global Marine Holdings, LLC ("GMH") paid management fees to an entity owned by GMH's CEO Dick Fagerstal, a director of GMSL, in the amount of $0.7 million and $0.1 million during 2015 and 2014, respectively.
GMSL also has investments in various entities for which it exercises significant influence. A summary of transactions with such entities during the years ended December 31, 2015 and 2014 and balances outstanding at December 31, 2015 and 2014 is as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Years Ended December 31,	2015	2014
Net revenue	$23,457	$6,625
Operating expenses	2,888	900
Interest expense	1,590	436
Dividends received	12,357	3,714

December 31,	2015	2014
Accounts receivable	$5,058	$2,585
Long-term debt	37,627	42,296
Accounts payable	9	436

20. Operating Segment and Related Information
The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has 7 reportable operating segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Insurance, Telecommunications, Utilities, Life Sciences and Other. The Company also has non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company had approximately $120 million of revenues from one customer within its Manufacturing segment which represented approximately 10.7% of consolidated revenues for the year ended December 31, 2015.
In conjunction with the creation of our Insurance segment, the Company reviewed the components of its present segments prior to year end to determine if each legal entity was properly assigned to a segment based on how the chief operating decision maker ("CODM") views the business. In doing so the following changes were made. The parent holding company of GMSL had been classified within Other, and was reclassified to Marine Services. The Non-operating Corporate segment now includes only the HC2 Holdings, Inc. legal entity; while previously it included other legal entities that had not met the definition of a separately reportable segment. Those entities are now classified within Other. These changes were retrospectively applied to the years ended December 31, 2014 and 2013.
Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2015	2014	2013
Net Revenue by Geographic Region
United States	$712,498	$442,472	$108,563
United Kingdom	395,917	97,653	122,123
Other	12,391	7,313	—
Total	$1,120,806	$547,438	$230,686
Net Revenue by Segment
Manufacturing	$513,770	$348,318	$—
Marine Services	134,926	35,328	—
Insurance	2,865	—	—
Telecommunications	460,355	161,953	230,686
Utilities	6,765	1,839	—
Other	2,125	—	—
Total	$1,120,806	$547,438	$230,686
Depreciation and Amortization
Manufacturing	$2,016	$1,053	$—
Marine Services	17,255	4,424	—
Insurance	2	—	—
Telecommunications	417	529	12,032
Utilities	1,635	328	—
Life Sciences	21	—	—
Other		—	—
Non-operating Corporate	1,934	—	—
Total	$23,280	$6,334	$12,032
Income (Loss) from Operations
Manufacturing	$42,114	$26,358	$—
Marine Services (1)	12,414	(3,394)	—
Insurance	(176)	—	—
Telecommunications	238	(1,840)	(20,037)
Utilities	(888)	(491)	—
Life Sciences	(6,404)	(4,762)	—
Other	(6,198)	(221)	(679)
Non-operating Corporate	(38,871)	(29,256)	(18,420)
Total	$2,229	$(13,606)	$(39,136)
Capital Expenditures
Manufacturing	$4,969	$5,039	$—
Marine Services	10,651	(863)	—
Insurance	—	—	—
Telecommunications	449	42	1,390
Utilities	4,750	803	—
Life Sciences	271	—	—
Other (2)	234	798	11,187
Non-operating Corporate	—	—	—
Total	$21,324	$5,819	$12,577
(1) Amounts for 2014 include approximately $8.0 million of transaction costs related to the acquisition of GMSL.
(2) Other also includes capital expenditures related to discontinued operations.

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2015	2014
Investments
Marine Services	$27,323	$28,543
Insurance	1,299,764	—
Life Sciences	4,888	1,916
Other	22,395	25,224
Total	$1,354,370	$55,683

	December 31,
	2015	2014
Property, Plant and Equipment—Net
United States	$82,540	$87,091
United Kingdom	126,921	140,494
Other	5,005	5,437
Total	$214,466	$233,022

	December 31,
	2015	2014
Total Assets
Manufacturing	$268,242	$281,067
Marine Services	249,003	280,334
Insurance	1,952,402	—
Telecommunications	114,633	25,164
Utilities	31,462	26,765
Life Sciences	16,494	11,007
Other	34,841	65,255
Non-operating Corporate	75,435	22,571
Total	$2,742,512	$712,163

21. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014, in reference to the Amendment No. 1 on Form 10-Q/A which amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the fiscal quarters ended March 31, 2015, June 30, 2015, and September 30, 2015 as originally filed with the Securities and Exchange Commission (the “SEC”).

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Services revenue	$73,718	$147,841	$151,933	$221,788
Sales revenue	128,090	133,141	125,534	135,896
Other revenue	—	—	—	2,865
Net revenue	201,808	280,982	277,467	360,549
Cost of revenue—services	61,920	134,589	138,099	210,047
Cost of revenue—sales	110,536	110,909	103,375	113,148
Other operating expenses	29,240	32,452	33,732	40,068
Income (loss) from operations	112	3,032	2,261	(3,176)

Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	(6,316)	(11,979)	(8,998)	(12,536)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Gain (loss) from discontinued operations	(9)	(11)	(24)	23
Net income (loss)—basic	$(6,325)	$(11,990)	$(9,022)	$(12,513)
Net income (loss)—diluted	$(6,325)	$(11,990)	$(9,022)	$(12,513)
Weighted average common shares outstanding-basic	24,146	25,514	25,592	30,588
Weighted average common shares outstanding-diluted	24,146	25,514	25,592	30,588
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.26)	$(0.47)	$(0.35)	$(0.41)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Gain (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.26)	$(0.47)	$(0.35)	$(0.41)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.26)	$(0.47)	$(0.35)	$(0.41)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Gain (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.26)	$(0.47)	$(0.35)	$(0.41)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Quarters Ended
	(in thousands, except per share amounts)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Services revenue	$43,354	$42,178	$45,177	$66,571
Sales revenue	—	54,408	138,112	157,638
Net revenue	43,354	96,586	183,289	224,209
Cost of revenue—services	41,107	39,530	42,320	54,855
Cost of revenue—sales	—	43,330	119,175	134,025
Total cost of revenue	41,107	82,860	161,495	188,880
Income (loss) from operations	(4,087)	(116)	(2,580)	(6,823)
				—
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	(4,180)	(4,136)	(18,957)	7,563
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	3,416
Gain (loss) from discontinued operations	(767)	27	557	37
Net income (loss)—basic	$(4,947)	$(4,109)	$(18,400)	$11,016
Net income (loss)—diluted	$(4,947)	$(4,109)	$(18,400)	$11,016
Weighted average common shares outstanding-basic	14,631	16,905	23,372	23,813
Weighted average common shares outstanding-diluted	14,631	16,905	23,372	28,962
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.29)	$(0.24)	$(0.82)	$0.32
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	0.34
Gain (loss) from discontinued operations	(0.05)	—	0.03	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.34)	$(0.24)	$(0.79)	$0.66
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.29)	$(0.24)	$(0.82)	$0.26
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	0.34
Gain (loss) from discontinued operations	(0.05)	—	0.03	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.34)	$(0.24)	$(0.79)	$0.60

(1)
Income (loss) from operations includes depreciation expense of $12.0 million for the period July 1, 2013—December 31, 2014, when the property and equipment of ICS was included in assets held for sale. In accordance with U.S. GAAP, held for sale assets are not depreciated. When ICS was no longer considered to be held for sale, we were required to record all unrecorded depreciation in the fourth quarter of 2014.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Backlog
Schuff’s backlog was $380.8 million ($252.7 million under contracts or purchase orders and $128.1 million under letters of intent) at December 31, 2015. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $167.8 million, representing 44.1% of Schuff’s backlog at December 31, 2015, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

23. Discontinued Operations
Discontinued Operations—years ended December 31, 2014 and 2013
On April 17, 2013, the Company completed the sale of its BLACKIRON Data segment to Rogers Communications Inc., a Canadian telecommunications company, and its affiliates for CAD $200.0 million (or approximately USD $195.6 million giving effect to the currency exchange rate on the day of sale). The Company recorded a $135.0 million gain from the sale of this segment during the second quarter of 2013. In addition, the purchase agreement contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, CAD $20.0 million (or approximately USD $19.5 million giving effect to the currency exchange rate on the day of sale) was retained from the purchase price and placed into escrow until July 17, 2014 for purposes of satisfying potential indemnification claims pursuant to the purchase agreement. The escrow was recorded as part of prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2013 and was released pursuant to its terms on July 17, 2014.
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
Summarized operating results of the discontinued operations are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2015	2014	2013
Net revenue	$—	$7,530	$132,515
Operating expenses	38	7,610	119,392
Income (loss) from operations	(38)	(80)	13,123
Interest expense	—	(17)	(11,362)
Loss on early extinguishment or restructuring of debt	—	—	(21,124)
Interest income and other income (expense)	4	(60)	(51)
Foreign currency transaction loss	—	—	(378)
Loss before income tax	(34)	(157)	(19,792)
Income tax benefit (expense)	13	132	171
Loss from discontinued operations	$(21)	$(25)	$(19,621)
Gain (loss) from sale of discontinued operations	—	(121)	148,839
Gain (loss) from discontinued operations	$(21)	$(146)	$129,218

24. Basic and Diluted Income (Loss) Per Common Share
Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.
The Company had no dilutive common share equivalents during the years ended December 31, 2015, 2014 and 2013 due to the results of operations being a loss from continuing operations, net of tax. For the years ended December 31, 2015 and 2014, the Company had Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect. For the year ended December 31, 2013, the Company had outstanding stock options and unvested RSUs granted under the Prior Plan as well as certain warrants that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.
A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	(39,829)	(16,294)	(17,612)
Gain (loss) from discontinued operations	(21)	(146)	129,218
Net income (loss)—basic	$(39,850)	$(16,440)	$111,606
Net income (loss)—diluted	$(39,850)	$(16,440)	$111,606
Weighted average common shares outstanding-basic	26,482	19,729	14,047
Weighted average common shares outstanding-diluted	26,482	19,729	14,047
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(1.50)	$(0.82)	$(1.25)
Gain (loss) from discontinued operations	—	(0.01)	9.20
Net income (loss) attributable to HC2 Holdings, Inc.	$(1.50)	$(0.83)	$7.95
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.	$(1.50)	$(0.82)	$(1.25)
Gain (loss) from discontinued operations	—	(0.01)	9.20
Net income (loss) attributable to HC2 Holdings, Inc.	$(1.50)	$(0.83)	$7.95

25. Subsequent Events
Acquisition
On February 3, 2016, GMSL announced the acquisition of a majority interest in CWind Limited, a leading offshore renewables specialist. The purchase of CWind demonstrates Global Marine’s continued commitment to the offshore renewable sector and adds a diverse range of construction and O&M services to its current capabilities. CWind operates an 18-strong fleet that executes a wealth of activities in support of leading wind farm owners and operators, transporting technicians in safety to complete essential work to assure cost-effective construction, as well as reliable on-going performance of the offshore wind farm.

HC2 HOLDINGS, INC.
SCHEDULE I
Summary of investments — other than investments in related parties
December 31, 2015
(in thousands)

	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed Maturities
Bonds
United States Government and government agencies and authorities	$17,131	$17,083	$17,083
States, municipalities and political subdivisions	387,427	386,260	386,260
Foreign governments	6,426	6,429	6,429
Public utilities	120,771	120,009	120,009
Convertibles and bonds with warrants attached	5,305	5,305	5,305
All other corporate bonds	697,296	696,214	696,214
Redeemable preferred stock	535	541	541
Total fixed maturities	1,234,891	1,231,841	1,231,841
Equity securities
Common stocks
Banks, trust and insurance companies	2,262	2,199	2,199
Industrial, miscellaneous and all other	17,673	16,426	16,426
Nonredeemable preferred stocks	30,901	31,057	31,057
Total equity securities	50,836	49,682	49,682
Mortgage loans	1,252	1,252	1,252
Policy loans	18,476	18,476	18,476
Other invested assets	71,254	63,455	53,119
Total investments	$1,376,709	$1,364,706	$1,354,370

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$41,079	$17,542
Other current assets	1,270	2,247
Total current assets	42,349	19,789
Intercompany receivable	10,056	—
Investment in subsidiaries	375,412	325,533
Other assets	33,086	38,782
Total assets	$460,903	$384,104

Liabilities
Accounts payable	$3,103	$862
Accrued and other current liabilities	9,505	6,817
Total current liabilities	12,608	7,679
Intercompany payable	—	9,499
Long-term debt	297,262	247,655
Other long term liabilities	4,384	239
Total liabilities	314,254	265,072

Temporary equity
Preferred stock	52,619	39,845

Stockholders’ equity
Common stock	35	24
Additional paid-in capital	209,477	141,948
Accumulated deficit	(79,729)	(44,164)
Treasury stock	(378)	(378)
Accumulated other comprehensive income	(35,375)	(18,243)
Total stockholders’ equity	94,030	79,187
Total liabilities, temporary equity and stockholders’ equity	$460,903	$384,104

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal
	2015	2014	2013
Revenue	$—	$—	$—
Operating expenses:
General and administrative	38,410	29,715	8,435
Gain on sale of assets	—	1,837	15,250
Operating expenses	38,410	27,878	(6,815)
Income/(loss) from operations	(38,410)	(27,878)	6,815
Other income (expense):
Equity in net (loss) income of subsidiaries	26,879	33,810	89,999
Interest expense	(33,793)	(10,369)	—
Loss on debt extinguishment	—	(12,300)	—
Other income/(expense)	(4,736)	(174)	14,906
Income/(loss) before income taxes	(50,060)	(16,911)	111,720
Tax (benefit)/expense	(14,495)	(2,520)	114
Net income/(loss)	$(35,565)	$(14,391)	$111,606

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2015	2014	2013
Net change in cash due to operating activities	$(31,601)	$(30,012)	$(20,596)
Cash flows from investing activities:
Contributions to subsidiaries	(62,356)	(175,119)	—
Cash paid for business acquisitions, net of cash acquired		(78,750)
Return of capital from subsidiaries	—	31,645	141,397
Purchase of noncontrolling interest	—	(38,403)	—
Other, net	(400)	—	—
Net change in cash due to investing activities	(62,756)	(260,627)	141,397
Cash flows from financing activities:
Proceeds from long-term obligations	50,250	330,000	—
Principal payments on long-term obligations	—	(80,000)	—
Proceeds from sale of common stock, net	53,975	6,000	—
Proceeds from sale of preferred stock, net	14,033	40,050	—
Advances (to) from affiliates	5,000	—	—
Payment of dividends	(4,066)	—	(119,788)
Proceeds from the exercise of warrants and stock options	—	24,348
Payment of fees on restructuring of debt	—	(12,333)
Other, net	(1,297)	(47)	(1,077)
Net change in cash due to financing activities	117,895	308,018	(120,865)
Net increase in cash and cash equivalents	23,538	17,379	(64)
Cash and cash equivalents at beginning of period	17,542	163	227
Cash and cash equivalents at end of period	$41,079	$17,542	$163

HC2 HOLDINGS, INC.
SCHEDULE III
Supplementary Insurance Information
As of or for the year ended December 31, 2015
(in thousands)

Insurance Companies:
Deferred policy acquisition cost	$—
Future policy benefits, losses, claims and loss expenses	$1,719,144
Unearned premiums	$—
Net earned premiums	$1,578
Net investment income	$1,025
Benefits, claims, losses	$1,293
Amortization of deferred policy acquisition cost	$—
Other operating expenses	$318
Net written premiums (excluding life)	$1,399

HC2 HOLDINGS, INC.
SCHEDULE IV
Reinsurance
December 31, 2015
(in thousands)

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$820	$(532)	$38	$326	11.6%
Premiums:
Life insurance	$262	$(91)	$8	$179	4.4%
Accident and health insurance	9,323	(8,080)	156	1,399	11.1%
Total premiums	$9,585	$(8,171)	$164	$1,578	10.4%

HC2 HOLDINGS, INC.
SCHEDULE V
Valuation and Qualifying Accounts
(in thousands)
Activity in the Company’s allowance accounts for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2013	$1,771	$1,507	$(2,816)	$2,014	(1)	$2,476
2014	$2,476	$403	$(119)	$—		$2,760
2015	$2,760	$99	$(2,065)	$—		$794

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2013	$149,494	$(31,171)	$—	$—	$118,323
2014	$118,323	$(49,340)	$—	$—	$68,983
2015	$68,983	$(879)	$—	$—	$68,104

(1)
Other contains the addition of the Company’s allowance for doubtful accounts receivable from PTGi-ICS of $2.1 million that was reclassified out of assets held for sale as of December 31, 2013 and the subtraction of the Company’s allowance for doubtful accounts of PTI $0.1 million in assets held for sale.