Form 10-Q
period 2016-03-31
HC2 Holdings, Inc.
filed 2016-05-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2016
Common Stock, $0.001 par value	35,520,967

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended March 31,
	2016	2015
Services revenue	$182,109	$73,718
Sales revenue	120,497	128,090
Life, accident and health earned premiums, net	19,934	—
Net investment income	14,079	—
Realized losses on investments	(4,875)	—
Net revenue	331,744	201,808
Operating expenses
Cost of revenue - services	174,873	61,920
Cost of revenue - sales	99,677	110,536
Policy benefits, changes in reserves, and commissions	34,139	—
Selling, general and administrative	36,302	23,512
Depreciation and amortization	5,597	5,255
Loss on sale or disposal of assets	887	473
Total operating expenses	351,475	201,696
Income (loss) from operations	(19,731)	112
Interest expense	(10,326)	(8,700)
Other income (expense), net	110	(227)
Loss from equity investees	(3,934)	(2,688)
Loss from continuing operations before income taxes	(33,881)	(11,503)
Income tax benefit	2,539	6,014
Loss from continuing operations	(31,342)	(5,489)
Loss from discontinued operations	—	(9)
Net loss	(31,342)	(5,498)
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	880	261
Net loss attributable to HC2 Holdings, Inc.	(30,462)	(5,237)
Less: Preferred stock dividends and accretion	1,069	1,088
Net loss attributable to common stock and participating preferred stockholders	$(31,531)	$(6,325)
Basic loss per common share:
Loss from continuing operations	$(0.89)	$(0.26)
Loss from discontinued operations	—	—
Net loss attributable to common stock and participating preferred stockholders	$(0.89)	$(0.26)
Diluted loss per common share:
Loss from continuing operations	$(0.89)	$(0.26)
Loss from discontinued operations	—	—
Net loss attributable to common stock and participating preferred stockholders	$(0.89)	$(0.26)
Weighted average common shares outstanding:
Basic	35,262	24,146
Diluted	35,262	24,146
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(31,342)	$(5,498)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,823	(4,361)
Unrealized gain (loss) on available-for-sale securities, net of tax	18,617	149
Less: Comprehensive income attributable to the noncontrolling interest and redeemable noncontrolling interest	880	261
Comprehensive loss attributable to HC2 Holdings, Inc.	$(10,022)	$(9,449)
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,278,031	$1,231,841
Equity securities, available-for-sale at fair value	47,557	49,682
Mortgage loans	1,145	1,252
Policy loans	18,360	18,476
Other invested assets	46,009	53,119
Total investments	1,391,102	1,354,370
Cash and cash equivalents	137,700	158,624
Restricted cash	589	538
Accounts receivable (net of allowance for doubtful accounts of $1,621 and $794 at March 31, 2016 and December 31, 2015, respectively)	192,607	210,853
Costs and recognized earnings in excess of billings on uncompleted contracts	33,143	39,310
Inventory	10,636	12,120
Recoverable from reinsurers	526,251	522,562
Accrued investment income	16,420	15,300
Deferred tax asset	44,245	52,511
Property, plant and equipment, net	241,848	214,466
Goodwill	83,766	61,178
Intangibles	37,539	29,409
Other assets	44,142	65,206
Assets held for sale	4,976	6,065
Total assets	$2,764,964	$2,742,512
Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,614,244	$1,593,330
Annuity reserves	258,644	259,460
Value of business acquired	51,130	50,761
Accounts payable and other current liabilities	193,137	225,389
Billings in excess of costs and recognized earnings on uncompleted contracts	24,643	21,201
Deferred tax liability	18,249	4,281
Long-term obligations	394,242	371,876
Pension liability	22,982	25,156
Other liabilities	16,986	17,793
Total liabilities	2,594,257	2,569,247
Commitments and contingencies
Temporary equity:
Preferred stock, $.001 par value - 20,000,000 shares authorized; Series A - 29,172 shares issued and outstanding at March 31, 2016 and December 31, 2015; Series A-1 - 10,000 shares issued and outstanding at March 31, 2016 and December 31, 2015; Series A-2 - 14,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	52,674	52,619
Redeemable noncontrolling interest	3,090	3,122
Total temporary equity	55,764	55,741
Stockholders’ equity:
Common stock, $.001 par value - 80,000,000 shares authorized; 35,346,536 and 35,281,375 shares issued and 35,314,910 and 35,249,749 shares outstanding at March 31, 2016 and December 31, 2015, respectively	35	35
Additional paid-in capital	211,713	209,477
Accumulated deficit	(110,191)	(79,729)
Treasury stock, at cost	(378)	(378)
Accumulated other comprehensive loss	(14,935)	(35,375)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	86,244	94,030
Noncontrolling interest	28,699	23,494
Total stockholders’ equity	114,943	117,524
Total liabilities, temporary equity and stockholders’ equity	$2,764,964	$2,742,512
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208	$104,395
Share-based compensation expense	—	—	2,694	—	—	—	—	2,694
Preferred stock dividends and accretion	—	—	(1,088)	—	—	—	—	(1,088)
Issuance of common stock	2	—	—	—	—	—	—	—
Issuance of restricted stock	1,436	1	—	—	—	—	—	1
Conversion of preferred stock to common stock	118	—	500	—	—	—	—	500
Acquisition of noncontrolling interest	—	—	—	—	—	—	(271)	(271)
Excess book value over fair value of purchased noncontrolling interest	—	—	34	—	—	—	(34)	—
Net (loss) income	—	—	—	—	(5,237)	—	(261)	(5,498)
Foreign currency translation adjustment	—	—	—	—	—	(4,361)	—	(4,361)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	149	—	149
Balance as of March 31, 2015	25,369	$25	$144,088	$(378)	$(49,401)	$(22,455)	$24,642	$96,521

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524
Share-based compensation expense	—	—	2,582	—	—	—	609	3,191
Preferred stock dividend and accretion	—	—	(1,014)	—	—	—	—	(1,014)
Preferred stock beneficial conversion feature	—	—	(55)	—	—	—	—	(55)
Issuance of common stock	65	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	822	822
Sale of controlling interest	—	—	—	—	—	—	5,345	5,345
Excess fair value over book value of noncontrolling interest sold	—	—	723	—	—	—	(723)	—
Net (loss) income	—	—	—	—	(30,462)	—	(880)	(31,342)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	1,823	—	1,823
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	18,617	—	18,617
Balance as of March 31, 2016	35,315	$35	$211,713	$(378)	$(110,191)	$(14,935)	$28,699	$114,943
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,342)	$(5,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	112	95
Share-based compensation expense	3,191	2,694
Depreciation and amortization	7,526	7,130
Amortization of deferred financing costs and debt discount	495	421
Amortization of fixed maturities discount/premium	3,361	—
(Gain) loss on sale or disposal of assets	887	473
Realized (gain) loss on investments	4,649	(515)
Unrealized (gain) loss on investments	(1,582)	—
Impairment of investments	2,686	—
Equity investment (income)/loss	3,934	2,688
Deferred income taxes	(12,311)	(568)
Receipt of dividends from equity investees	7,214	—
Other	2,368	172
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	18,900	(45,764)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	6,167	3,468
(Increase) decrease in inventory	2,012	(2,355)
(Increase) decrease in other assets	18,700	(3,614)
Increase (decrease) in life, accident and health reserves	20,914	—
Increase (decrease) in accounts payable, current and other liabilities	(42,324)	3,455
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	3,442	(10,116)
Increase (decrease) in pension liability	(2,174)	(1,125)
Net change in cash due to operating activities	16,825	(48,959)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,512)	(3,124)
Sale of property and equipment and other assets	471	998
Purchase of investments	(73,606)	(18,558)
Sale of investments	51,040	1,026
Cash paid for business acquisitions, net of cash acquired	(6,469)	—
Purchase of noncontrolling interest	—	(222)
Sale of controlling interest	2,000	—
(Increase) decrease in restricted cash	(51)	(893)
Net change in cash due to investing activities	(33,127)	(20,773)
Cash flows from financing activities:
Proceeds from long-term obligations	2,360	50,250
Principal payments on long-term obligations	(2,538)	(2,082)
Borrowings on line of credit, net	(618)	29,445
Payment of deferred financing costs	—	(1,136)
Annuity receipts	785	—
Annuity surrenders	(5,149)	—
Proceeds from sale of preferred stock, net	—	14,032
Payment of dividends	(1,014)	—

Net change in cash due to financing activities	(6,174)	90,509
Effects of exchange rate changes on cash and cash equivalents	1,552	117
Net change in cash and cash equivalents	(20,924)	20,894
Cash and cash equivalents, beginning of period	158,624	107,978
Cash and cash equivalents, end of period	$137,700	$128,872
Supplemental cash flow information:
Cash paid for interest	$1,465	$1,287
Cash paid for taxes	$639	$112
Preferred stock dividends and accretion	$55	$67
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$1,808
Property, plant and equipment included in accounts payable	$946	$1,632
Conversion of preferred stock to common stock	$—	$500
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that it believes can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company also invests to a more limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “HCHC”.

The Company currently has seven reportable segments based on management’s organization of the enterprise—Manufacturing, Marine Services, Insurance, Utilities, Telecommunications, Life Sciences and Other which includes operations that do not meet the separately reportable segment thresholds.

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries. Schuff is an integrated fabricator and erector of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through, Schuff Hopsa Engineering, Inc., a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services. The Company maintains a 91% controlling interest in Schuff.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition of GMSL, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals. The Company maintains a 97% controlling interest in GMSL.

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

4.Our Utilities segment includes American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. ANG’s team is comprised of industry, legal, construction, engineering and entrepreneurial experts who are working directly with the leading natural gas companies to seek out opportunities for building successful natural gas fueling stations. Vehicle manufacturers and fleet operators are pursuing natural gas vehicles in the US markets to reduce carbon emissions and environmental impacts while providing a cost-effective alternative to foreign crude oil. The Company maintains a 55% controlling interest in ANG.

5.In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services ("ICS") business unit. We provide premium voice communications services for National Telecom operators, Mobile operators, wholesale carriers, Prepaid operators, VARS & VOIP service operators. ICS provides a quality service via direct routes & by forming strong relationships with carefully selected partners.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns (i) a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, (iii) a 60% interest in Benevir Biopharm, Inc., which focuses on immunotherapy for the treatment of solid tumors and invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we invest in and grow developmental stage companies where we believe growth potential is significant. In this segment, we currently have a 72% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games. See footnotes 17. Related Parties and 21. Subsequent Events.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of March 31, 2016, the Company has a 100% interest in the Insurance Companies, a 97% interest in GMSL, a 91% interest in Schuff, a 55% interest in ANG and a 72% interest in DMi, Inc. Through its subsidiary, Pansend, the Company has a 77% interest in Genovel Orthopedics, Inc., a 61% interest in R2 Dermatology and a 60% interest in Benevir Biopharm, Inc. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the first quarter of 2016 ended on April 2, 2016.

Reclassification - Certain previous year amounts have been reclassified to conform with current year presentations related to the reporting of new financial statement line items.

Newly Adopted Accounting Principles

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, “Business Combination Topic No. 805: Simplifying the Accounting for Measurement - Period Adjustments”, which requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest Subtopic No. 835-30: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets, rather than as a direct offset to the liability as is required now under ASU 2015-03. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In July, 2015, the FASB issued ASU 2015-12, "(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient". Part I of this ASU is related to one area of several potential simplifications for employee benefit plans and designates contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit responsive investment contracts. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In May, 2015, the FASB has issued ASU 2015-9, "Disclosures About Short-Duration Contracts". This ASU requires insurance entities to disclose for annual reporting periods the certain information the liability for unpaid claims and claim adjustment expenses. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-8, “Business Combinations Topic No. 805: Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)”, which rescinds certain SEC guidance in order

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to confirm with ASU 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. On January 1, 2016, the Company adopted this update, which did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations" (Topic 606), which updates the new revenue standard by clarifying the principal versus agent implementation guidance. Early adoption is permitted. The Company's effective date for adoption is January 1, 2018. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting" (Topic 323), which requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" (Topic 815), which addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with a specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence. Early adoption is permitted. The Company's effective date for adoption is January

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" (Topic 815), which requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The ASU requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The new leases standard addresses other considerations including identification of a lease, separating lease and nonlease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2019. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities" (Topic 825-10) which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income instead of accumulated other comprehensive income. Certain provisions of the ASU are eligible for early adoption. The Company’s effective date for adoption is January 1, 2018. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

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

Insurance Companies

On December 24, 2015, the Company completed the acquisitions of 100% of the interests in the Insurance Companies as well as all assets owned by the sellers of the Insurance Companies or their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The operations of the Insurance Companies were consolidated into our insurance operating segment, with a plan to leverage their existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care business.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate consideration provided in connection with the acquisition of the Insurance Companies and related transactions and agreements was valued at $18.6 million and consisted of $7.0 million of cash, $2.0 million in aggregate principal amount of the Company’s 11.0% Senior Secured Notes due 2019, 1,007,422 shares of the Company's common stock and five years warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments upon stock splits or similar transactions) exercisable on or after February 3, 2016 (the "Warrant").

Purchase Price Allocation

The preliminary fair values of identified assets acquired, liabilities assumed, residual goodwill and consideration transferred are summarized as follows (in thousands):

Fair value of consideration transferred
Cash	$6,981
Company’s Senior Secured Notes	1,879
Company's common stock	5,380
Warrant	4,332
Total fair value of consideration transferred	$18,572

Purchase price allocation
Fixed maturities, available for sale at fair value	$1,230,038
Equity securities, available for sale at fair value	35,697
Mortgage loans	1,252
Policy loans	18,354
Other investments	183
Cash and cash equivalents	48,525
Recoverable from reinsurers	523,076
Accrued investment income	14,417
Goodwill	46,448
Intangibles	4,850
Other assets	12,869
Total assets acquired	1,935,709
Life, accident and health reserves	(1,592,722)
Annuity reserves	(259,675)
Value of business acquired	(51,870)
Deferred tax liability	(1,704)
Other liabilities	(11,166)
Total liabilities assumed	(1,917,137)
Total net assets acquired	$18,572

The values of intangibles, life, accident and health reserves, annuity reserves, and value of business acquired are estimates and might change.

The acquisition of the Insurance Companies resulted in goodwill of approximately $46.4 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Insurance Companies were recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

The Value of Business Acquired ("VOBA")

The VOBA was derived using a “Becker-ized” Present Value of Distributable Earnings (“PVDE”) method. The PVDE was derived using the statutory after tax profits. The VOBA was valued at $51.9 million and is amortized over the anticipated remaining

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

future lifetime of the acquired long term care blocks of business.  VOBA is amortized in relation to the projected future premium of the acquired long term care blocks of business.

Reinsurance Recoverable

The reinsurance recoverable balance represents amounts recoverable from third party. U.S. GAAP requires insurance reserves and reinsurance recoverable balances to be presented on a gross basis, as opposed to U.S. statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $515.9 million, to arrive at a gross insurance liability, and recognized an offsetting reinsurance recoverable amount of approximately $515.9 million. As part of this process, management considered reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

Amounts recoverable from reinsurers were estimated in a manner consistent with the liability associated with the reinsured policies and were an estimate of the reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported. Reinsurance recoverable represents expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. Reinsurance recoverable includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Contingent Liability

Pursuant to the purchase agreement, the Company also agreed to pay to the sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014. Such payments are capped at $13.0 million. The balance is calculated based on the fluctuation of the statutory cash flow testing and premium deficiency reserves annually following each of the Insurance Companies' filing with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. Based on the 2015 statutory statements, the Company does not have a payment due. Further, the Company's current estimate is that the obligation will not be incurred up through the year ended December 31, 2019. This expectation is primarily driven by the following factors (i) less confidence that treasury rates will be increasing back to historical averages any time soon; (ii) uncertainty around future operating expenses historically performed by sellers; and (iii) the premium deficiency reserve as reported at December 31, 2015 increased by approximately $8.0 million and because the balance is cumulative over the period, a decrease of approximately $8.0 million would be required first before there would be any obligation to the sellers. The Company will re-perform this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

Control Level Risk-Based Capital

In connection with the consummation of the acquisition, the Company has agreed with the Ohio Department of Insurance ("ODOI") that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance ("TDOI") that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the purchase agreement, the Company will indemnify GAFRI for the amount of any payments made by it under the Capital Maintenance Agreements.

Through March 31, 2016, total capital and surplus to be reported in the Insurance Companies’ quarterly statutory statements, decreased by less than $1.0 million and remains in excess of 400% of the authorized control level risk-based capital.

Pro Forma Adjusted Summary

The results of operations for the Insurance Companies have been included in the consolidated financial statements subsequent to their acquisition dates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of the Insurance Companies had occurred on January 1, 2015. This information neither purports to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

Three Months Ended March 31, 2015
Net revenue	$237,612

Net income (loss) from continuing operations	(8,142)
Gain (loss) from discontinued operations	(9)

Net income (loss) attributable to HC2	$(8,151)

Per share amounts:
Income (loss) from continuing operations	$(0.34)
Gain (loss) from discontinued operations	—

Net income (loss) attributable to HC2	$(0.34)

Transaction costs incurred in connection with the Insurance Companies acquisition were $0.5 million and zero during the three months ended March 31, 2016 and 2015 and were included within selling, general and administrative expenses. The Company recorded net revenue of $29.1 million and net loss of $12.3 million from the Insurance Companies for the three month ended March 31, 2016.

Other Acquisitions

On February 1, 2016, Pansend, acquired an additional 1,000 shares of preferred stock of BeneVir Biopharm, Inc (“BeneVir”), increasing it's ownership to 60% and obtaining control of the company ("Step Acquisition"). The results of BeneVir's operations since February 1, 2016 are included in the Company’s Condensed Consolidated Statements of Operations. The Company applied equity method to account for its investment in BeneVir prior to the Step Acquisition.

On February 3, 2016, GMSL acquired a 60% majority interest in CWind Limited ("CWind") for $7.8 million with a commitment to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 based on agreed upon financial targets. The results of CWind's operations since February 3, 2016 are included in the Company’s Condensed Consolidated Statements of Operations. GMSL performed a preliminary valuation of the acquired assets, assumed liabilities, and a contingent liability at February 3, 2015.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the preliminary consideration paid for the Other Acquisitions (in thousands):

	Benevir	CWind
Consideration
Cash	$1,000	$7,783
Fair value of previously held interest	4,272	—
Contingent asset	—	(2,992)
Deferred consideration	—	2,589
Total fair value of consideration transferred	$5,272	$7,380

Purchase price allocation
Cash and cash equivalents	$1,122	$1,188
Accounts receivable	—	6,397
Inventory	—	528
Property, plant and equipment, net	187	27,675
Goodwill	3,633	1,528
Intangibles	6,392	2,626
Other assets	37	2,298
Total assets acquired	11,371	42,240
Accounts payable and other current liabilities	(161)	(10,891)
Deferred tax liability	(2,580)	(2,341)
Long-term obligations	—	(20,813)
Other liabilities	(12)	—
Noncontrolling interest	—	(815)
Total liabilities assumed	(2,753)	(34,860)
Enterprise value	8,618	7,380
Less fair value of noncontrolling interest	3,346	—
Purchase price attributable to controlling interest	$5,272	$7,380

There were no Other Acquisitions that were significant individually or in aggregate.

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,819	$412	$(4)	$18,227
States, municipalities and political subdivisions	383,829	11,485	(198)	395,116
Foreign government	6,415	—	(183)	6,232
Residential mortgage-backed securities	158,353	1,214	(1,398)	158,169
Commercial mortgage-backed securities	68,653	901	(129)	69,425
Asset-backed securities	56,955	184	(662)	56,477
Corporate and other	563,929	18,332	(7,876)	574,385
Total fixed maturity securities	$1,255,953	$32,528	$(10,450)	$1,278,031
Equity securities

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common stocks	$17,369	$794	$(831)	$17,332
Perpetual preferred stocks	30,912	156	(843)	30,225
Total equity securities	$48,281	$950	$(1,674)	$47,557

December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,131	$1	$(49)	$17,083
States, municipalities and political subdivisions	387,427	60	(1,227)	386,260
Foreign government	6,426	3	—	6,429
Residential mortgage-backed securities	166,324	579	(588)	166,315
Commercial mortgage-backed securities	74,898	233	(96)	75,035
Asset-backed securities	34,396	106	(51)	34,451
Corporate and other	553,487	318	(7,537)	546,268
Total fixed maturity securities	$1,240,089	$1,300	$(9,548)	$1,231,841
Equity securities
Common stocks	$19,935	$1	$(1,311)	$18,625
Perpetual preferred stocks	30,901	162	(6)	31,057
Total equity securities	$50,836	$163	$(1,317)	$49,682

The Company has investments in mortgage backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company records the entire change in the fair value of these securities in earnings at period end. These investments had a fair value of $18.1 million and $21.0 million as of March 31, 2016 and December 31, 2015, respectively. The change in fair value related these securities resulted in a loss of approximately $1.7 million and $0 for the three months ended March 31, 2016 and 2015, respectively.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale at March 31, 2016 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date (in thousands).

	Amortized	Fair
	Cost	Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$12,085	$12,096
Due after one year through five years	140,767	135,432
Due after five years through ten years	166,554	170,593
Due after ten years	652,586	675,839
Subtotal	971,992	993,960
Mortgage-backed securities	227,006	227,594
Asset-backed securities	56,955	56,477
Total	$1,255,953	$1,278,031

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s Corporate and other fixed maturity holdings as of March 31, 2016 and December 31, 2015 (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016			December 31, 2015
	Amortized	Fair	% of	Amortized	Fair	% of
	Cost	Value	Total	Cost	Value	Total
Finance, insurance, and real estate	$218,523	$214,873	37.4%	$223,144	$217,377	39.8%
Transportation, communication and other services	156,501	162,155	28.2%	156,022	155,175	28.4%
Manufacturing	102,979	108,113	18.8%	95,138	94,792	17.4%
Other	85,926	89,244	15.5%	79,183	78,924	14.4%
Total	$563,929	$574,385	100.0%	$553,487	$546,268	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the Condensed Consolidated Statements of Operations (“credit loss impairments”) represent the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded a $1.0 million impairment related to one fixed maturity security during the three months ended March 31, 2016 within other income (expense). The Company did not record any impairments on fixed maturity or equity securities during the three months ended March 31, 2015.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 228 and 528 fixed maturity and equity securities as of March 31, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	March 31, 2016		December 31, 2015
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Fixed maturity securities
Less than 20%	$(4,613)	38.0%	$(5,667)	52.2%
20% or more for less than six months	(70)	0.6%	—	—%
20% or more for six months or greater	(7,441)	61.4%	(5,198)	47.8%
Total	$(12,124)	100.0%	$(10,865)	100.0%

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

The Company believes it will recover its cost basis in the non impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither has an intention to sell nor does it expect to be required to sell the securities with unrealized losses as of March 31, 2016 and December 31, 2015, respectively. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the estimated fair values and gross unrealized losses for 228 and 528 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2016 and December 31, 2015, respectively. The Company does not have any other-than-temporary impairment losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

March 31, 2016	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$53	$(4)	$—	$—	$53	$(4)
States, municipalities and political subdivisions	7,978	(198)	—	—	7,978	(198)
Foreign government	6,232	(183)	—	—	6,232	(183)
Residential mortgage-backed securities	93,363	(1,398)	—	—	93,363	(1,398)
Commercial mortgage-backed securities	16,857	(129)	—	—	16,857	(129)
Asset-backed securities	38,407	(662)	—	—	38,407	(662)
Corporate and other	92,922	(7,876)	—	—	92,922	(7,876)
Total fixed maturity securities	$255,812	$(10,450)	$—	$—	$255,812	$(10,450)
Equity securities
Common stocks	$7,891	$(831)	$—	$—	$7,891	$(831)
Perpetual preferred stocks	18,078	(843)	—	—	18,078	(843)
Total equity securities	$25,969	$(1,674)	$—	$—	$25,969	$(1,674)

December 31, 2015	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	466,293	(7,537)	—	—	466,293	(7,537)
Total fixed maturity securities	$920,670	$(9,548)	$—	$—	$920,670	$(9,548)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

At March 31, 2016, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 20.3% of the gross unrealized loss and 56.9% of the fair value. At December 31, 2015, investment grade fixed maturity securities represented approximately 33.2% of the gross unrealized loss and 88.3% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Other invested assets represent approximately 3.3% and 3.9% of the Company’s total investments as of March 31, 2016 and December 31, 2015, respectively. Carrying values of other invested assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016		December 31, 2015
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$138	$3,986	$249	$6,475
Preferred Equity	1,655	5,109	1,655	7,522
Warrants	3,097	—	3,880	—
Limited Partnerships	—	1,111	—	1,171
Joint Ventures	—	27,568	—	27,324
Total	$4,890	$37,774	$5,784	$42,492

Additionally, of March 31, 2016 and December 31, 2015, other invested assets include common stock purchase warrants and call options accounted for under the ASC 815 (in thousands):

March 31, 2016	Cost	Gains	Losses	Fair Value
Warrants	$6,384	$270	$(3,567)	$3,087
Call Options	911	—	(653)	258
Total	$7,295	$270	$(4,220)	$3,345

December 31, 2015	Cost	Gains	Losses	Fair Value
Warrants	$6,383	$428	$(2,600)	$4,211
Call Options	1,680	—	(1,048)	632
Total	$8,063	$428	$(3,648)	$4,843

Net Investment Income

For the three months ended March 31, 2016, the major sources of net investment income in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

2016
Fixed maturities, available-for-sale at fair value	$13,266
Equity securities, available-for-sale at fair value	572
Mortgage loans	17
Policy loans	297
Other invested assets	142
Gross investment income	14,294
External investment expense	(215)
Net investment income	$14,079

Net investment (losses) gains

For the three months ended March 31, 2016, the major sources of net investment income in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

2016
Realized gains on fixed maturity available-for-sale securities	$321
Realized losses on fixed maturity available-for-sale securities	(2,309)
Realized gains on equity securities	88
Realized losses on equity securities	(352)
Realized gains on certain derivative instruments	41
Realized losses on certain derivative instruments	(2,664)
Net realized loss	$(4,875)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized below (in thousands):

March 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$18,227	$6,688	$11,486	$53
States, municipalities and political subdivisions	395,116	—	389,355	5,761
Foreign government	6,232	—	6,232	—
Residential mortgage-backed securities	158,169	—	82,969	75,200
Commercial mortgage-backed securities	69,425	—	14,820	54,605
Asset-backed securities	56,477	—	11,074	45,403
Corporate and other	574,385	6,510	555,389	12,486
Total fixed maturity securities	1,278,031	13,198	1,071,325	193,508
Equity securities
Common stocks	17,332	12,756	—	4,576
Perpetual preferred stocks	30,225	9,698	20,527	—
Total equity securities	47,557	22,454	20,527	4,576
Derivatives	3,345	258	—	3,087
Contingent asset	2,992	—	—	2,992
Total assets accounted for at fair value	$1,331,925	$35,910	$1,091,852	$204,163

Liabilities
Warrant liability	$2,358	$—	$—	2,358
Deferred consideration	2,589	—	—	2,589
Total liabilities accounted for at fair value	$4,947	$—	$—	$4,947

December 31, 2015		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,083	$5,753	$11,257	$73
States, municipalities and political subdivisions	386,260	—	380,601	5,659
Foreign government	6,429	—	6,429	—
Residential mortgage-backed securities	166,315	—	87,296	79,019
Commercial mortgage-backed securities	75,035	—	14,510	60,525
Asset-backed securities	34,451	—	6,798	27,653
Corporate and other	546,268	7,090	525,234	13,944
Total fixed maturity securities	1,231,841	12,843	1,032,125	186,873
Equity securities
Common stocks	18,625	13,693	—	4,932
Perpetual preferred stocks	31,057	10,271	20,786	—
Total equity securities	49,682	23,964	20,786	4,932

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives	4,843	632	—	4,211
Total assets accounted for at fair value	$1,286,366	$37,439	$1,052,911	$196,016

Liabilities
Warrant liability	$4,332	$—	$—	$4,332
Total liabilities accounted for at fair value	$4,332	$—	$—	$4,332

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $1.1 million corporate and other bonds and $0.5 million preferred stock from Level 1 into Level 2 during the three months ended March 31, 2016 reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for three months ended March 31, 2015.

Availability of secondary market activity for certain asset-backed and mortgage-backed securities during the three months ended March 31, 2016 impacted the market observable inputs used to establish fair values. Coupled with more consistent pricing from third-party sources, resulted in the Company's conclusion that there was sufficient trading activity in these instruments to support classifying these securities as Level 2 as of March 31, 2016. Accordingly, the Company’s assessment resulted in a net transfer out of Level 3 of $9.5 million related to asset-backed and mortgage-backed securities during three months ended March 31, 2016. Conversely, for the lack of the above factors, the Company recorded a net transfers to Level 3 of $11.7 million related to asset-backed and mortgage-backed securities during three months ended March 31, 2016.

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

The inputs used in the valuation of corporate and government securities include, but are not limited to, standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Equity Securities – the balance consists principally of common and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities, for which quoted market prices are not readily available, are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. The fair value of common stock of privately held company was determined using unobservable market inputs, including volatility and underlying security values and was classified as Level 3.

Cash Equivalents – the balance consists of money market instruments which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. Various time deposits carried as cash equivalents are not measured at estimated fair value and therefore are excluded from the tables presented.

Derivatives – the balance consists of common stock purchase warrants and call options. The fair values of the call options are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. Depending on the terms, the common stock warrants were valued using either Black-Scholes analysis or Monte Carlo Simulation. Fair value was determined using unobservable market inputs, including volatility and underlying security values, therefore the common stock purchase warrants were classified as Level 3.

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

Level 3 Measurements and Transfers

Changes in balances of Level 3 financial assets carried at fair value during the three months ended March 31, 2016 and 2015 are presented below (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$(3)	$—	$(17)	$—	$—	$53
States, municipalities and political subdivisions	5,659	99	3	—	—	—	—	5,761
Foreign government	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	79,019	(1,139)	(156)	—	(3,354)	6,387	(5,557)	75,200
Commercial mortgage-backed securities	60,525	(291)	632	—	(3,814)	385	(2,832)	54,605
Asset-backed securities	27,653	32	(420)	14,660	(300)	4,911	(1,133)	45,403
Corporate and other	13,944	(18)	(1,395)	—	(45)	—	—	12,486
Total fixed maturity securities	186,873	(1,317)	(1,339)	14,660	(7,530)	11,683	(9,522)	193,508
Equity securities
Common stocks	4,932	—	(356)	—	—	—	—	4,576
Perpetual preferred stocks	—	—	—	—	—	—	—	—
Total equity securities	4,932	—	(356)	—	—	—	—	4,576
Derivatives	4,211	—	—	(1,124)	—	—	—	3,087
Contingent asset	—	—	—	2,992	—	—	—	2,992
Total financial assets	$196,016	$(1,317)	$(1,695)	$16,528	$(7,530)	$11,683	$(9,522)	$204,163
Liabilities
Warrants	$4,332	$(1,974)	$—	$—	$—	$—	$—	$2,358
Deferred consideration	—	—	—	2,589	—	—	—	2,589
Total financial liabilities	$4,332	$(1,974)	$—	$2,589	$—	$—	$—	$4,947

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2015
Assets
Fixed maturity securities
Corporate and other	$250	$—	$—	$2,955	$—	$—	$—	$3,205
Total fixed maturity securities	250	—	—	2,955	—	—	—	3,205
Derivatives	—	—	—	295	—	—	—	295
Total financial assets	$250	$—	$—	$3,250	$—	$—	$—	$3,500

Since internally developed Level 3 asset fair values represent less than 1% of the Company’s total assets, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2016 and December 31, 2015. This table excludes carrying amounts reported in the consolidated balance sheets

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands).

March 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,145	$1,144	$—	$—	$1,144
Policy loans	18,360	18,360	—	18,360	—
Other invested assets	4,890	2,482	—	—	2,482
Total assets not accounted for at fair value	$24,395	$21,986	$—	$18,360	$3,626
Liabilities
Annuity benefits accumulated (1)	$258,644	$256,469	$—	$—	$256,469
Long-term obligations (2)	340,610	285,525	—	285,525	—
Total liabilities not accounted for at fair value	$599,254	$541,994	$—	$285,525	$256,469

December 31, 2015			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,252	$1,252	$—	$—	$1,252
Policy loans	18,476	18,476	—	18,476	—
Other invested assets	5,784	3,434	—	—	3,434
Total assets not accounted for at fair value	$25,512	$23,162	$—	$18,476	$4,686
Liabilities
Annuity benefits accumulated (1)	$257,454	$258,847	$—	$—	$258,847
Long-term obligations (2)	319,180	310,307	—	310,307	—
Total liabilities not accounted for at fair value	$576,634	$569,154	$—	$310,307	$258,847
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Obligations – The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Contract receivables:
Contracts in progress	$114,976	$103,178
Unbilled retentions	33,072	31,195
Trade receivables	46,085	77,150
Other receivables	95	124
Allowance for doubtful accounts	(1,621)	(794)
	$192,607	$210,853

7. Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Costs incurred on contracts in progress	$536,894	$597,656
Estimated earnings	86,401	99,985
	623,295	697,641
Less progress billings	614,795	679,532
	$8,500	$18,109
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	33,143	39,310
Billings in excess of costs and recognized earnings on uncompleted contracts	24,643	21,201
	$8,500	$18,109

8. Inventory

Inventory consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,791	$10,485
Work in process	588	1,289
Finished goods	257	346
	$10,636	$12,120

9. Reinsurance Recoverable

The following table presents information for the Company's reinsurance recoverable assets as of March 31, 2016 and December 31, 2015 (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		March 31, 2016		December 31, 2015
Reinsurer	A.M. BestRating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	137,970	26.2%	133,647	25.5%
Great American Life Insurance Co	A	45,368	8.6%	44,748	8.6%
Hannover Life Reassurance Co	A+	342,914	65.2%	344,168	65.9%
Total		526,251	100.0%	522,562	100.0%

10. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2016 are as follows (in thousands):

	Schuff	GMSL	ICS	ANG	CIG	Pansend	Other	Total
Balance as of December 31, 2015	$24,490	$1,134	$3,378	$1,374	$29,021	$—	$1,781	$61,178
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—	—
Acquisition of business	—	1,528	—	—	17,427	3,633	—	22,588
Balance as of March 31, 2016	$24,490	$2,662	$3,378	$1,374	$46,448	$3,633	$1,781	$83,766

Indefinite-lived Intangible Assets

The acquisition of the Insurance Companies resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization of $4.9 million as of March 31, 2016. In addition, the acquisition of Benevir resulted in an in-process research and development intangible asset not subject to amortization of $6.4 million.

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Schuff	GMSL	ANG	Pansend	Other	Corporate	Total
Trade names
Balance as of December 31, 2015	$4,005	$601	$5,407	$—	$—	$—	$10,013
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	(74)	(84)	(157)	—	—	—	(315)
Acquisition of business	—	2,625	—	—	—	—	2,625
Reclassification	—	—	—	—	—	—	—
Balance as of March 31, 2016	$3,931	$3,142	$5,250	$—	$—	$—	$12,323

Customer relationships
Balance as of December 31, 2015	$—	$6,794	$4,444	$—	$—	$—	$11,238
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	(119)	(109)	—	—	—	(228)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of March 31, 2016	$—	$6,675	$4,335	$—	$—	$—	$11,010

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Developed technology
Balance as of December 31, 2015	$—	$810	$—	$—	$2,279	$—	$3,089
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	(72)	—	—	(319)	—	(391)
Acquisition of business	—	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—	—
Balance as of March 31, 2016	$—	$738	$—	$—	$1,960	$—	$2,698

Other
Balance as of December 31, 2015	$—	$—	$20	$177	$—	$22	$219
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	—	—	—	(1)	—	—	(1)
Acquisition of business	—	—	—	48	—	—	48
Reclassification	—	—	—	—	—	—	—
Balance as of March 31, 2016	$—	$—	$20	$224	$—	$22	$266

Total amortizable intangible assets
Balance as of December 31, 2015	$4,005	$8,205	$9,871	$177	$2,279	$22	$24,559
Effect of change in foreign currency exchange rates	—	—	—	—	—	—	—
Amortization	(74)	(275)	(266)	(1)	(319)	—	(935)
Acquisition of business	—	2,625	—	48	—	—	2,673
Reclassification	—	—	—	—	—	—	—
Balance as of March 31, 2016	$3,931	$10,555	$9,605	$224	$1,960	$22	$26,297

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Long-term care insurance reserves	$1,493,452	$1,354,546
Traditional life insurance reserves	104,070	105,843
Other accident and health insurance reserves	16,722	132,942
Total life, accident and health reserves	$1,614,244	$1,593,330

12. Long-Term Obligations

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior Secured Notes collateralized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11.0% with principal due in 2019	$307,000	$307,000
Notes payable and revolving lines of credit, collateralized by CWind's assets, with a fixed rate interest payable and principal payable monthly, with various maturity dates	22,713	—
Note payable collateralized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	4,144	5,260
Note payable collateralized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $1.9 million, maturing in 2019	3,854	4,011
Note payable collateralized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $1.2 million, maturing in 2019	7,610	8,129
Note payable collateralized by Schuff's assets, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $0.3 million, maturing in 2018	2,095	2,238

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Line of credit collateralized by Schuff's HOPSA engineering equipment, with interest payable monthly at 5.25% plus 1% of special interest compensation fund	1,800	1,600
Note payable collateralized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	620	660
Obligations under capital leases	53,632	52,697
Other	17	19
Credit and security agreement for Schuff to advance up to a maximum amount of $50.0 million	—	—
Subtotal	403,485	381,614
Original issue (discount) / premium and debt issuance costs on Senior Secured Notes	(9,243)	(9,738)
Total long-term obligations	$394,242	$371,876

Aggregate debt maturities are as follows (in thousands):

2016	$14,798
2017	12,196
2018	16,001
2019	324,171
2020	11,466
Thereafter	24,853
$403,485

Aggregate maturities for the capital leases are as follows (in thousands):

2016	$5,180
2017	6,892
2018	10,602
2019	10,602
2020	10,611
Thereafter	21,607
Total minimum principal & interest payments	65,494
Less: Amount representing interest	(11,862)
Total capital lease obligations	$53,632

The interest rates on the capital leases range from approximately 4% to 10%.

11.0% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “November 2014 Notes”). The November 2014 Notes were issued at 99.05% of principal amount, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the November 2014 Notes were used to repay a senior secured credit facility which provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”) that was entered into in connection with the GMSL acquisition. On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “March 2015 Notes”). The March 2015 Notes were issued at 100.5% of principal amount, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, the Company issued an additional $5.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “August 2015 Notes”). The August 2015 Notes were issued in consideration for a release of claims by holders of the Preferred Stock discussed below (see Note 14 "Equity" for additional information). All of the 11.0% Senior Secured Notes due 2019 (collectively, the "11.0% Notes") were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11.0% Notes Indenture”).

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturity and Interest. The 11.0% Notes mature on December 1, 2019. The 11.0% Notes accrue interest at a rate of 11.0% per year. Interest on the 11.0% Notes is paid semi-annually on December 1st and June 1st of each year.

Ranking. The 11.0% Notes and the guarantees thereof are HC2’s and certain of its direct and indirect domestic subsidiaries’ (the “Subsidiary Guarantors”) general senior secured obligations. The 11.0% Notes and the guarantees thereof rank: (i) senior in right of payment to all of HC2’s and the Subsidiary Guarantors’ future subordinated debt; (ii) equal in right of payment with all of HC2’s and the Subsidiary Guarantors’ existing and future senior debt and effectively senior to all of its unsecured debt to the extent of the value of the collateral; and (iii) effectively subordinated to all liabilities of its non-guarantor subsidiaries.

Collateral. The 11.0% Notes and the guarantees thereof are collateralized on a first-priority basis by substantially all of HC2’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the 11.0% Notes Indenture). The 11.0% Notes Indenture permits the Company, under specified circumstances, to incur additional debt that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the 11.0% Notes Indenture.

Certain Covenants. The 11.0% Notes Indenture contains covenants limiting, among other things, the ability of HC2, and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness or issue certain types of redeemable equity interests; create liens; engage in sale-leaseback transactions; pay dividends; make distributions in respect of capital stock; and make certain other restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of March 31, 2016, HC2 was in compliance with these covenants.

Redemption Premiums. The Company may redeem the 11.0% Notes at a redemption price equal to 100.0% of the principal amount of the 11.0% Notes plus a make-whole premium before December 1, 2016. The make-whole premium is the greater of (i) 1% of principal amount or (ii) the excess of the present value of redemption price at December 1, 2016 plus all required interest payments through December 1, 2016 over the principal amount. After December 1, 2016, the Company may redeem the 11.0% Notes at a redemption price equal to 100% of the principal amount plus accrued interest. The Company is required to make an offer to purchase the 11.0% Notes upon a change of control at a purchase price equal to 101% of the principal amount of the 11.0% Notes on the date of purchase plus accrued interest.

Schuff Credit Facilities

Schuff entered into a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo initially agreed to advance up to a maximum amount of $50.0 million to Schuff.

On January 23, 2015, Schuff entered into an amendment to the Schuff Facility, pursuant to which Wells Fargo agreed to increase the maximum amount of the Schuff Facility that could be used to issue letters of credit from $5.0 million to $14.5 million.

The Schuff Facility has a floating interest rate of LIBOR plus 3.0% (3.63% at March 31, 2016) and requires monthly interest payments. As of March 31, 2016 and December 31, 2015, Schuff had no amounts outstanding under the Schuff Facility other than the $3.9 million in outstanding letters of credit issued under the facility at March 31, 2016. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At March 31, 2016, Schuff was in compliance with these covenants.

On May 6, 2014, Schuff entered into an amendment to the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of a note payable totaling $5.0 million, collateralized by its real estate (“Real Estate Term Advance”). At March 31, 2016 and December 31, 2015, Schuff had borrowed $3.9 million and $4.0 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 21, 2014, Schuff amended the Schuff Facility to allow for the issuance of a note payable of up to $10.0 million, collateralized by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, collateralized by its real estate (“Real Estate (2) Term Advance (Working Capital)”), each as separate tranches of debt under the facility. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments. At March 31, 2016 and December 31, 2015, there was $7.6 million and $8.1 million, respectively, outstanding under the Real Estate (2) Term Advance (M&E) and $2.1 million and $2.2 million, respectively, outstanding under the Real Estate (2) Term Advance (Working Capital).

Schuff Hopsa Engineering, Inc. (“SHE”), a joint venture which Schuff consolidates, has a Line of Credit Agreement (“International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3.5 million to SHE. The line of credit is secured by a first priority, perfected security interest in the SHE’s property and plant. The interest rate is 5.25% plus 1.0% of the special interest compensation fund (“FECI”). The line of credit contains covenants that, among other things, limit the SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

At March 31, 2016, SHE had $1.8 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $1.7 million available under the International LOC at March 31, 2016.

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). This GMSL facility has a 4.5 year term and bears interest at the rate of 3.65% plus the USD LIBOR rate. As of March 31, 2016 and December 31, 2015, $4.1 million and $5.3 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At March 31, 2016, GMSL was in compliance with these covenants.

CWind Credit Facilities

GMSL acquired CWind in February 2016 and assumed liability for all the loans drawn down by CWind. CWind currently maintains 13 notes payable related to its vessels, with maturities ranging between 2018 and 2024 and interest rate varying by note payable between 5.25% and 10.0%. The combined principal of all 13 vessels are GBP 17.4 million. As of March 31, 2016, the outstanding debt balance related to the vessel loans was GBP 14.8 million. CWind also has a note payable related to a series of sundry assets, bearing an annual interest rate of 15.3% and maturing in 2018 with a principal of GBP 0.2 million and an outstanding debt balance of GBP 0.18 million as of March 31, 2016.

Additionally, CWind has two revolving lines of credit, one based in the UK with a capacity of GBP 3.0 million and interest of 2.65% over Barclays' Base Rate of 0.5% and one based in Germany with a capacity of EUR 3.0 million and interest of 2.0% over Barclays' Base Rate of 0.5%. As of March 31, 2016 CWind has drawn down on the UK and German lines of credit, with a balance of GBP 1.0 million and EUR 0.03 million, respectively.

GMSL Capital Leases

GMSL is a party to two leases to finance the use of two vessels: the Innovator (the “Innovator Lease”) and the Cable Retriever (the “Cable Lease,” and together with the Innovator Lease, the “GMSL Leases”). The Innovator Lease expires in 2018, subject to the Company’s ability to extend the Innovator Lease for four one year periods through 2022. The principal amount thereunder bears interest at the rate of approximately 10.4%. The Cable Lease expires in 2023. The principal amount thereunder bears interest at the rate of approximately 4.0%.

As of March 31, 2016 and December 31, 2015, $53.6 million and $52.7 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ANG established a term loan with Signature Financial in October 2013. This term loan has a five year term and bears interest at the rate of 5.5%. As of March 31, 2016 and December 31, 2015, $0.6 million and $0.7 million, respectively, remained outstanding under this term loan.

13. Income Taxes

Income Tax Benefit

Income tax was a benefit of $2.5 million and a benefit of $6.0 million for the three months ended March 31, 2016 and 2015, respectively.

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18) to calculate its first quarter 2016 interim tax provision.

NOL Limitation

The Company has an estimated United States NOL carryforward in the amount of $87.1 million. In the first quarter of 2014, substantial acquisitions of the Company's stock were reported by new beneficial owners of 5.0% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year. On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering which the Company believes resulted in a Section 382 ownership change resulting in an additional annual limitation to cumulative carryforward. NOLs of approximately $83.1 million are subject to this new limitation. The Company does not believe that any NOLs will expire as a result of the November 2015 ownership change.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2015 remain open for examination.

14. Commitments and Contingencies

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2) ("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility but that Globility breached the letter of intent by selling the licenses to Inukshuk. Xplornet also alleges similar claims against Inukshuk, and seeks damages from all defendants in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement. Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company. The Company and Inukshuk have moved for summary judgment against Xplornet, arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue. The hearing on summary judgment is scheduled for September 26, 2016.

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

15. Share-Based Compensation

On April 11, 2014, the Company’s Board of Directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to the Company’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of March 31, 2016, there were 465,241 shares of the Company’s common stock underlying outstanding awards under the Prior Plan.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were 6,848 and 691,205 options granted during the three months ended March 31, 2016 and 2015, respectively. Of the total options granted during the three months ended March 31, 2016 and 2015, 6,848 and 169,697, respectively, of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The antidilution protection provision contained in such standalone option agreement was canceled in April 2016 (see Note 21 - Subsequent Events, for additional information). The weighted average fair value at date of grant for options granted during the three months ended March 31, 2016 and 2015 was $3.02 and $3.16, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2016	2015
Expected option life	4.70 years	5.25 years
Risk-free interest rate	1.27%	1.49% - 1.68%
Expected volatility	39.58%	36.29% - 39.58%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements during the three months ended March 31, 2016 and 2015 was $3.2 million and $2.7 million, respectively. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units activity during the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	790,688	$8.14
Granted	214,047	$3.74
Vested	(591,927)	$8.62
Forfeitures	—	$—
Unvested - March 31, 2016	412,808	$5.17

As of March 31, 2016, the unvested restricted stock represented $1.4 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 0.9 years. The number of shares of unvested restricted stock expected to vest is 407,988.

Stock Options

A summary of the Company’s stock option activity during the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2015	5,361,285	$5.48
Granted	6,848	$7.93
Exercised	—	$—
Forfeitures	—	$—
Outstanding - March 31, 2016	5,368,133	$5.48
Eligible for exercise	3,409,830	$5.46

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options

	Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Options Outstanding - March 31, 2016	$42	8.44
Options exercisable - March 31, 2016	$41	8.43

As of March 31, 2016, the Company had 1,958,303 unvested stock options outstanding of which $2.4 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.39 years. The number of unvested stock options expected to vest is 1,957,688 shares, with a weighted average remaining life of 8.44 years, a weighted average exercise price of $5.48, and an immaterial intrinsic value.

16. Equity

As of March 31, 2016 and December 31, 2015, there were 35,314,910 and 35,249,749 shares of common stock outstanding, respectively. As of March 31, 2016 and as of December 31, 2015, there were 53,172 shares of Preferred Stock outstanding.

Preferred and Common Stock

On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of Schuff. Each share of Series A Preferred Stock is convertible at a conversion price of $4.25. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (the "Series A-2 Preferred Stock" and together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $8.25. The Company has proposed to amend, at the next annual meeting of the stockholders of the Company schedule for June 14, 2016, the certificates of designation governing the Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock to reflect the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and to make certain other technical and administrative changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock.

The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.5%. In addition, the accrued value of the Preferred Stock accretes quarterly at an annualized rate of 4.0% that will be reduced to 2.0% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value.

The Company recorded a $0.3 million beneficial conversion feature on its Series A-1 Preferred Stock as a result of the fair market value of the Company’s common stock exceeding the conversion price. The Company's beneficial conversion feature on its Series A-1 Preferred Stock was calculated using the intrinsic value ($4.36—$4.25) multiplied by the number of shares of common stock issuable upon conversion of the Series A-1 Preferred Stock ($11,000,000 / $4.25).

Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date of the Series A Preferred Stock, holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Preferred Stock shall be entitled to cause the Company to redeem their Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change in control occurring on or prior to the third anniversary of the issue date of the Series A Preferred Stock plus any accrued but unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.

Certain certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. As payment for the release of claims, the Company issued $5.0 million aggregate principal amount of the 11.0% Notes to the holders of the Preferred Stock. The Company recorded this payment to other income (expense), net in August 2015.

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

In the three months ended March 31, 2015, 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock at the option of the holder. There were no conversions of Preferred Stock in the three months ended March 31, 2016.

Dividends

During 2016, the Company’s Board of Directors declared cash dividends with respect to the Company’s issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2016
Holders of Record Date	March 31, 2016
Payment/Accrual Date	April 15, 2016
Total Dividend	$988

17. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.7 million and $0.3 million of expenses under the Service Agreement for the three months ended March 31, 2016 and 2015, respectively.

In April 2015, the Company purchased a $16.1 million convertible debenture of Gaming Nation. On February 22, 2016, Gaming Nation purchased 41,204 shares of the common stock of DMi, Inc., then a wholly-owned subsidiary of HC2 Holdings 2, Inc. The purchase price paid by Gaming Nation for the shares was $4.0 million.  As part of the investment, Gaming Nation was given the right to designate one member of the DMi board of directors, and the board was increased to five in connection with the investment. The Company's ownership reduced to approximately 72% as a result of the transaction.

GMSL

The parent company of GMSL, Global Marine Holdings, LLC accrued management fees of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

GMSL has investments in various entities for which it exercises significant influence. A summary of transactions with such entities during the three months ended March 31, 2016 and 2015 and balances outstanding at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue	$5,275	$5,688

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating expenses	1,230	970
Interest expense	370	411
Dividends received	418	—

	March 31, 2016	December 31, 2015
Accounts receivable	$5,172	$5,058
Long-term debt	38,966	37,627
Accounts payable	354	9

18. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments—United States and United Kingdom; and Other. The Company has seven reportable operating segments based on management’s organization of the enterprise—Telecommunications, Life Sciences, Manufacturing, Marine Services, Insurance, Telecommunications, Utilities, Life Sciences and Other. The Company also has a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Revenue by Geographic Region
United States	$226,365	$147,135
United Kingdom	104,017	50,995
Other	1,362	3,678
Total	$331,744	$201,808

Net Revenue by Segment
Manufacturing	$119,081	$126,866
Marine Services	32,288	27,001
Insurance	29,138	—
Telecommunications	149,821	46,717
Utilities	1,207	1,224
Other	209	—
Total	$331,744	$201,808

Depreciation and Amortization
Manufacturing	$529	$479
Marine Services	4,797	4,279
Insurance (1)	(619)	—
Telecommunications	106	98
Utilities	429	398
Life Sciences	19	1
Other	336	—
Total	5,597	5,255

Income (Loss) from Operations
Manufacturing	$8,155	$6,179
Marine Services	(4,196)	3,289
Insurance	(9,409)	—
Telecommunications	177	(207)
Utilities	(72)	(216)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Life Sciences	(2,337)	(1,235)
Other	(1,738)	(241)
Non-operating Corporate	(10,311)	(7,457)
Total	$(19,731)	$112

Capital Expenditures (2)
Manufacturing	$2,095	$1,157
Marine Services	2,634	1,567
Insurance	—	—
Telecommunications	22	11
Utilities	1,659	389
Life Sciences	102	—
Total	$6,512	$3,124
(1) Balance represents amortization of negative VOBA, which increases net income.
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	March 31, 2016	December 31, 2015
Investments
Marine Services	$27,569	$27,323
Insurance	1,371,062	1,314,447
Life Sciences	3,533	4,888
Other	11,852	22,395
Eliminations	(22,914)	(14,683)
Total investments	$1,391,102	$1,354,370

Property, Plant and Equipment, net
United States	$84,020	$82,540
United Kingdom	152,937	126,921
Other	4,891	5,005
Total Property, Plant and Equipment, net	$241,848	$214,466

Total Assets
Manufacturing	$271,938	$268,242
Marine Services	280,775	249,003
Insurance	1,994,676	1,952,402
Telecommunications	58,750	114,633
Utilities	30,991	31,462
Life Sciences	27,148	16,494
Other	24,107	34,841
Non-operating Corporate	76,579	75,435
Total	$2,764,964	$2,742,512

19. Backlog

Schuff’s backlog was $415.2 million ($315.1 million under contracts or purchase orders and $100.1 million under letters of intent) at March 31, 2016. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $200.5 million, representing 48.3% of Schuff’s backlog at March 31, 2016, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, Schuff’s backlog could decrease substantially.

20. Basic and Diluted Loss Per Common Share

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

The Company had no dilutive common share equivalents during the three months ended March 31, 2016 and 2015 due to the results of operations being a loss from continuing operations, net of tax. For the three months ended March 31, 2016, the Company had Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.  For the three months ended March 31, 2015, the Company had outstanding stock options and unvested RSUs granted under the Prior Plan as well as certain warrants that were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is set forth below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Loss from continuing operations attributable to common stock and participating preferred stockholders	$(31,531)	$(6,316)
Loss from discontinued operations	—	(9)
Net loss attributable to common stock and participating preferred stockholders - basic	$(31,531)	$(6,325)
Net loss attributable to common stock and participating preferred stockholders - diluted	$(31,531)	$(6,325)
Weighted average common shares outstanding-basic	35,262	24,146
Weighted average common shares outstanding-diluted	35,262	24,146

Basic loss per common share:
Loss from continuing operations	$(0.89)	$(0.26)
Loss from discontinued operations	—	—
Net loss attributable to common stock and participating preferred stockholders	$(0.89)	$(0.26)
Diluted loss per common share:
Loss from continuing operations	$(0.89)	$(0.26)
Loss from discontinued operations	—	—
Net loss attributable to common stock and participating preferred stockholders	$(0.89)	$(0.26)

21. Subsequent Events

As part of the Compensation Committee’s on-going review of the Company’s executive compensation arrangements, the Compensation Committee requested, and Philip Falcone, the Company’s Chairman, President and Chief Executive Officer, agreed to waive and cancel the anti-dilution protection provision contained in his stock option awards granted pursuant to the employment agreement between the Company and Mr. Falcone dated May 21, 2014 (the “Employment Agreement”) for all future awards. The anti-dilution protection provision that was canceled previously provided for the issuance of additional stock options to Mr. Falcone if the Company issued any common stock, as well as warrants, options or convertible securities entitling the holder of such instruments

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to subscribe for, purchase or otherwise acquire shares of the Company’s capital stock if certain conditions were met.  The Compensation Committee’s request was based, in part, on feedback the Company received from significant stakeholders and is intended to better align Mr. Falcone’s compensation, performance and interests with those of the Company’s shareholders.  In consideration for eliminating the anti-dilution protection provisions, Mr. Falcone will receive an award after market on April 14, 2016, consisting solely of 1,500,000 premium stock options (the “2016 Premium Option") that will be issued under the Company’s 2014 Omnibus Equity Award Plan.

The 2016 Premium Option will vest in three equal installments on each of the first three anniversaries following the grant date (with each tranche vesting one-third on each such date), and the applicable per share exercise prices will be as follows: (a) a per share exercise price of $7.50 with respect to an option to acquire 500,000 shares, which is an 111.0% premium to our closing stock price on April 14, 2016; (b) a per share exercise price of $10.50 with respect to an option to acquire 500,000 shares, which is an 196.0% premium to our closing stock price on April 14, 2016; and (c) a per share exercise price of $13.50 with respect to an option to acquire 500,000 shares, which is an 280.0% premium to our closing stock price on April 14, 2016.  Under these awards, Mr. Falcone will not realize any value from the applicable portion of the 2016 Premium Option unless there has been at least an 111.0%, 196.0%, and 280.0% increase in our stock price, respectively, from our closing stock price on April 14, 2016.  The award agreement evidencing the 2016 Premium Option does not provide for the automatic vesting of the 2016 Premium Option upon a change in control.

On April 12, DMi issued 36,054 shares of common stock to two unrelated parties for a total proceeds of $3.5 million, which reduced the Company’s ownership to approximately 58.0%. Contemporaneously, one unrelated party received a sixty days option to purchase an additional 5,150 shares of common stock for a total consideration of $0.5 million, which would dilute the Company’s ownership to approximately 56.0%.

On April 18, the Company purchased an additional 553,875 shares of preferred stock of MediBeacon for a total consideration of $9.2 million, increasing its voting and economic ownership to approximately 28.0%. Contemporaneously, the Company received a warrant to purchase 263,756 shares of MediBeacon's preferred stock which, if fully exercised, would increase the Company's ownership to approximately 35.0%.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as the section below entitled “—Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Manufacturing (Schuff Steel), Marine Services (Global Marine), Insurance (Continental Insurance), Utilities (American Natural Gas), Telecommunications (ICS), and Life Sciences (Pansend Holdings), and an Other segment (Corporate Holdings platform) that includes non-controlling assets that do not meet the separately reportable segment thresholds. We offer in-house design-assist/design-build pre-construction engineering services through Schuff International; maintenance and repairs of submarine communications cable for the telecommunications, off-shore power, oil & gas industries and deep sea research industries through Global Marine Systems Limited; operate run-off long-term care insurance through Continental Insurance, Inc.; design, build, maintain and operate compressed natural gas fueling stations for commercial transportation through American Natural Gas; provide telecommunication services to customers around the globe through PTGi International Carrier Services, Inc.; focus on the development of innovative technologies and products in the healthcare industry through Pansend Life Sciences, LLC; and

acquire “toe-hold” positions in both public and private companies within the Corporate Holdings segment that we believe may ultimately fit within our entity as an operating platform.

We continually monitor and evaluate a variety of key indicators of our underlying platform companies in order to assess their performance with the goal of maximizing shareholder value. These indicators include but are not limited to: revenue, cost of revenue, operating profit, earnings before interest, taxes and depreciation and amortization ("EBITDA"), Insurance AOI, and free cash flow. We work closely with our operating subsidiaries' executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing needs at the subsidiary level.

As part of our strategy to grow a diversified holding company we continually monitor acquisition opportunities and, in December 2015, we successfully capitalized on our structure and continued adding to our platform of companies with the acquisition of Continental Insurance. The ongoing possibility of acquisitions and new business alternatives, while strategic, may result in acquiring assets unrelated to our current or historical operations. In addition, we face significant competition for acquisition opportunities, including from numerous companies with a business plan similar to ours. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities or a combination thereof to the extent permitted to do so under our and our subsidiaries debt facilities and instruments and outstanding preferred stock. See “Liquidity and Capital Resources.”

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

We are organized into seven reportable segments as follows:

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries. Schuff is an integrated fabricator and erector of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in the aforementioned states. In addition, Schuff has construction projects in select international markets, primarily Panama through a Panamanian joint venture, Schuff Hopsa Engineering, Inc., with Empresas Hopsa, S.A. that provides steel fabrication services. We have a 97% ownership in Schuff.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. In conjunction with the acquisition of GMSL, approximately 3% of the Company’s interest in GMSL was purchased by a group of individuals, and the Company maintains a 97% controlling interest in GMSL.

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

4.Our Utilities segment includes American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The goal of ANG is to make natural gas readily available for commercial and public use in vehicles. ANG’s team is comprised of industry, legal, construction, engineering and entrepreneurial experts who are working directly with the leading natural gas companies to seek out opportunities for building successful natural gas fueling stations. Vehicle manufacturers and fleet operators are pursuing natural gas vehicles in the US markets to reduce carbon emissions and environmental impacts while providing a cost-effective alternative to foreign crude oil. We have a 55% ownership interest in ANG.

5.In our Telecommunications segment, we operate a telecommunications business including a network of direct routes and provide premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol service operators and Internet service providers from our International Carrier Services ("ICS") business unit. We provide premium voice communication services for National Telecom operators, Mobile operators, Wholesale carriers, Prepaid operators, VARS & VOIP service operators. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC ("Pansend"). Pansend has (i) a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, (iii) a 60% interest in Benevir Biopharm, Inc.

("Benevir"), which focuses on immunotherapy for the treatment of solid tumors, and invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we invest in and grow developmental stage companies where we believe growth potential is significant. In this segment, we currently have a 72% ownership interest in DMi, Inc. ("DMi"), which owns a license to create and distribute NASCAR® video games.

Seasonality

Other than as described below our businesses are not materially affected by seasonality.
Marine Services

In any particular year, net revenue within our Marine Services segment can fluctuate depending on the season. Within the maintenance business (and also for any long term charter arrangements) revenues are relatively stable as the core driver is the annual contractual obligation. However, this is not the case in the installation business where revenues show a degree of seasonality.  Revenues in the installation business are driven by the customers’ need for new cable installations.  Generally, weather downtime, and hence additional costs, is a significant factor in customers determining their installation schedules and most installations are therefore scheduled for the warmer months.  As such installation revenues are generally lower towards the end of the fourth quarter and throughout the first quarter, as most business is concentrated in the northern hemisphere.

Telecommunications

Net revenue within our Telecommunications segments is typically higher in the fourth quarter due to seasonal calling fluctuations. Revenue is generally higher during this period due to global religious holidays and general holiday season calling as consumers make more calls during this time of year. Revenue from our usage based services such as long distance, generally drops in the first quarter compared to the fourth quarter as consumers tend to make fewer calls during the period, which impacts revenue and margin.

Recent Developments

Acquisition of CWind Limited by GMSL

On February 3, 2016, GMSL announced the acquisition of a majority interest in CWind Limited ("CWind"), a leading offshore renewables specialist. The purchase of CWind demonstrates Global Marine’s continued commitment to the offshore renewable sector and adds a diverse range of construction and operating and maintenance ("O&M") services to its current capabilities. CWind operates a 16 vessel fleet that supports leading wind farm owners and operators, including in transportation and maintenance of the offshore wind farm.

Results of Operations

Results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the quarter end periods (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Net revenue:
Manufacturing	$119,081	$126,866	$(7,785)
Marine Services	32,288	27,001	5,287
Insurance	29,138	—	29,138
Telecommunications	149,821	46,717	103,104
Utilities	1,207	1,224	(17)
Life Sciences	—	—	—
Other	209	—	209
Non-operating Corporate	—	—	—

Total net revenue	$331,744	$201,808	$129,936

Income (loss) from operations:
Manufacturing	8,155	6,179	1,976
Marine Services	(4,196)	3,289	(7,485)
Insurance	(9,409)	—	(9,409)
Telecommunications	177	(207)	384
Utilities	(72)	(216)	144
Life Sciences	(2,337)	(1,235)	(1,102)
Other	(1,738)	(241)	(1,497)
Non-operating Corporate	(10,311)	(7,457)	(2,854)
Total income (loss) from operations	(19,731)	112	(19,843)

Interest expense	(10,326)	(8,700)	(1,626)
Other income (expense), net	110	(227)	337
Loss from equity investees	(3,934)	(2,688)	(1,246)
Loss from continuing operations before income taxes	(33,881)	(11,503)	(22,378)
Income tax benefit	2,539	6,014	(3,475)
Loss from continuing operations	(31,342)	(5,489)	(25,853)
Gain (loss) from discontinued operations	—	(9)	9
Net loss	(31,342)	(5,498)	(25,844)
Less: Net loss attributable to noncontrolling interest	880	261	619
Net loss attributable to HC2 Holdings, Inc.	(30,462)	(5,237)	(25,225)
Less: Preferred stock dividends and accretion	1,069	1,088	(19)
Net loss attributable to common stock and participating preferred stockholders	$(31,531)	$(6,325)	$(25,206)

Net revenue: Net revenue increased by $129.9 million, or 64.4% from $201.8 million for the three months ended March 31, 2015 to $331.7 million for the three months ended March 31, 2016. This increase was due primarily to the growth in the Telecommunications segment along with the added contribution from our Insurance segments' acquisition of Continental in December 2015.

Operating profit (loss): Operating profit decreased $19.8 million for the three months ended March 31, 2016 to a loss of $19.7 million from a profit of $0.1 million for the three months ended March 31, 2015. The decrease in operating profit was due primarily to a loss in our Insurance segment of $9.4 million, a $7.5 million decrease in profit in our Marine Services segment, the full year impact of our Other segment which resulted in an increase in loss of $1.5 million and an increase in loss of $2.9 million at our non-operating Corporate segment; partially offset by increased contributions from our Manufacturing segment of $2.0 million.

Interest expense: Interest expense increased by $1.6 million, or 18.7%, to $10.3 million from $8.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense was due primarily to the issuance of an additional $50 million in aggregate principal amount of the Company’s 11% Senior Secured Notes due 2019 (“11% Notes”) in March 2015.

Other income (expense), net: Other expense, net decreased by $0.3 million to an income of $0.1 million from an expense of $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in income was due to interest income and net gains related to our long-term investments, partially offset by a charge of $2.7 million related to the impairment of three of our invested assets.

Income (loss) from equity investees: Loss from equity investees increased by $1.2 million, or 46.4%, to $3.9 million from $2.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in the loss was primarily due to our investment in Novatel Wireless, Inc.

Income tax benefit (expense): Income tax benefit decreased by $3.5 million to an income tax benefit of $2.5 million from an income tax benefit of $6.0 million for the three months ended March 31, 2016 and 2015, respectively. The benefit recorded in both periods relate to losses generated for which we expect to obtain benefits in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the U.S. consolidated income tax return may be reduced by a valuation allowance if the facts indicate it is more-likely-than-not that the losses will not be utilized prior to expiration. During the first quarter of 2016, a valuation allowance was recorded against the deferred tax assets of the Insurance Companies. The Insurance Companies are currently ineligible to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

Preferred stock dividends and accretion: Preferred stock dividends and accretion remained relatively flat at $1.1 million for each of the three months ended March 31, 2016 and 2015.

Segment Results of Operations

Manufacturing Segment

Presented below is a table that summarizes the results of operations of our Manufacturing segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Net revenue	$119,081	$126,866	$(7,785)

Cost of revenue	97,933	109,859	(11,926)
Selling, general and administrative expenses	11,560	9,926	1,634
Depreciation and amortization	529	479	50
Other operating expense	904	423	481
Income from operations	$8,155	$6,179	$1,976

Net revenue: Net revenue from our Manufacturing segment for the three months ended March 31, 2016 decreased $7.8 million, or 6.1%, to $119.1 million from $126.9 million for the three months ended March 31, 2015. The decrease was due primarily to two large projects that were fully engaged in during the first quarter of 2015 which neared completion in the first quarter of 2016.

Cost of revenue: Cost of revenue from our Manufacturing segment for the three months ended March 31, 2016 decreased $11.9 million, or 10.9%, to $97.9 million from $109.9 million for the three months ended March 31, 2015. The decrease was due primarily to the decrease in revenue, that was partially offset by higher margin on more complex projects in 2016.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the three months ended March 31, 2016 increased $1.6 million, or 16.5%, to $11.6 million from $9.9 million for the three months ended March 31, 2015. The increase was due primarily to additional employee-related costs, legal fees and higher bonus expense due to our improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the three months ended March 31, 2016 increased $0.1 million, or 10.4%, to $0.5 million from $0.5 million for the three months ended March 31, 2015.

Other operating (income) expense: Other operating expense from our Manufacturing segment for the three months ended March 31, 2016 increased $0.5 million, to $0.9 million from $0.4 million for the three months ended March 31, 2015. The increase was related to a higher loss on disposal of assets held for sale.

Marine Services Segment

Presented below is a table that summarizes the results of operations of our Marine Services segment and compares the amount of the change between the quarter end periods (in thousands):

Three Months Ended March 31,	Increase / (Decrease)

	2016	2015	2016 vs 2015
Net revenue	$32,288	$27,001	$5,287

Cost of revenue	27,213	16,642	10,571
Selling, general and administrative expenses	4,491	2,792	1,699
Depreciation and amortization	4,797	4,278	519
Other operating (income) expense	(17)	—	(17)
Income (loss) from operations	$(4,196)	$3,289	$(7,485)

Net revenue: Net revenue from our Marine Services segment for the three months ended March 31, 2016 increased $5.3 million, or 19.6%, to $32.3 million from $27.0 million for the three months ended March 31, 2015. The increase can be primarily attributable to the inclusion of CWind since the acquisition date and an increase in telecom maintenance contract revenues.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended March 31, 2016 increased $10.6 million, or 63.5%, to $27.2 million from $16.6 million for the three months ended March 31, 2015. The increase was due primarily to $5.5 million of costs recognized in the quarter for a loss on a telecom installation project off the northeastern coast of Russia which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season. The remainder of the increase is in line with the increased revenue and is attributable to the acquisition of CWind.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended March 31, 2016 increased $1.7 million, or 60.9%, to $4.5 million from $2.8 million for the three months ended March 31, 2015. The increase is due primarily to the selling, general and administrative costs of CWind, an increase in pension costs and the implementation of Sarbanes-Oxley procedures in connection with 2015 audit.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended March 31, 2016 increased $0.5 million, or 12.1%, to $4.8 million from $4.3 million for the three months ended March 31, 2015. The increase was due primarily to capital improvements on one of our maintenance vessels during 2015.

Insurance

Presented below is a table that summarizes the results of operations of our Insurance segment and describes the activity for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31,
2016
Insurance premiums	$19,934
Net investment income	14,079
Realized losses on investments	(4,875)
Net revenue	29,138

Policy benefits, changes in reserves, and commissions	34,139
Selling, general and administrative expenses	5,027
Depreciation and amortization	(619)
Income (loss) from operations	$(9,409)

Insurance premiums: Insurance premiums earned for the Insurance segment for the three months ended March 31, 2016 were $19.9 million, which consisted of long term care, life and annuity product premiums from the acquired blocks of business.

Net investment income: Net investment income from our Insurance segment for the three months ended March 31, 2016 was $14.1 million, which consisted primarily of income from fixed maturity and equity securities of $13.3 million and $0.6 million, respectively.

Realized gains (losses) on investments: Realized losses on investment from our Insurance segment for the three months ended March 31, 2016 were $4.9 million as a result of losses realized on select fixed income securities with low yields and risk of credit downgrades and mark to market on interest only investments accounted for as derivatives under U.S. GAAP.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended March 31, 2016 were $34.1 million, which consisted of benefit expenses and reserve changes for long term care, life and annuity policies. The reserve was increased during the period due primarily to the interest earned on the beginning reserve balances plus premiums received during the quarter exceeding benefits paid out during the quarter.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Insurance Segment for the three months ended March 31, 2016 were $5.0 million, which consisted primarily of salary and benefits of $1.9 million, general and administrative expense of $2.3 million, of which $1.1 million was related to services received under a post-acquisition transaction services agreement, and professional fees of $0.6 million for consulting and accounting services.

Depreciation and amortization: Depreciation and amortization for our Insurance segment for the three months ended March 31, 2016 was $(0.6) million primarily related to the amortization of negative VOBA established in purchase accounting.

Telecommunications

Presented below is a table that summarizes the results of operations of our Telecommunications segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Net revenue	$149,821	$46,717	$103,104

Cost of revenue	147,660	45,278	102,382
Selling, general and administrative expenses	1,878	1,497	381
Depreciation and amortization	106	99	7
Other operating (income) expense	—	50	(50)
Income (loss) from operations	$177	$(207)	$384

Net revenue: Net revenue from our Telecommunications segment for the three months ended March 31, 2016 increased $103.1 million, to $149.8 million from $46.7 million for the three months ended March 31, 2015. The increase is due primarily to growth in wholesale traffic volumes due to continued expansion in the scale and number of customer relationships. The changing customer base has included a shift in sales focus towards larger telecom carriers with higher volume opportunity and lower credit risk. As a result, the significant increase in volumes and revenue have been accompanied by a reduction in collectability risk and costs to collect, but at a lower average margin contribution than in prior periods.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended March 31, 2016 increased $102.4 million, to $147.7 million from $45.3 million for the three months ended March 31, 2015. The increase is directly correlated to the growth in wholesale traffic volumes.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the three months ended March 31, 2016 increased $0.4 million, or 25.5%, to $1.9 million from $1.5 million for the three months ended March 31, 2015. The increase was due primarily to an increase in salaries and benefits due to an increased headcount and in travel and entertainment which helped to contribute to the increase in revenue.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for each of three months ended March 31, 2016 and 2015 was essentially unchanged.

Other operating (income) expense: Other operating (income) expense from our Telecommunications segment for each of the three months ended March 31, 2016 and 2015 was essentially unchanged.

Utilities Segment

Presented below is a table that summarizes the results of operations of our Utilities segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Net revenue	$1,207	$1,224	$(17)

Cost of revenue	499	677	(178)
Selling, general and administrative expenses	351	365	(14)
Depreciation and amortization	429	398	31
Other operating (income) expense	—	—	—
Loss from operations	$(72)	$(216)	$144

Net revenue: Net revenue from our Utilities segment for each of the three months ended March 31, 2016 and 2015 was essentially unchanged. The increase in own, operate and maintain revenue from the increase in natural gas sales was offset by a decrease in design and build project revenue period over period.

Cost of revenue: Cost of revenue from our Utilities segment for the three months ended March 31, 2016 decreased $0.2 million, to $0.5 million from $0.7 million for the three months ended March 31, 2015. The decrease was due primarily to the reduction in design and build project revenue, which typically generates higher cost of revenue and lower margin than recurring revenue generated in the increase in own, operate and maintain revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Utilities segment for the three months ended March 31, 2016 and 2015 was essentially unchanged.

Depreciation and amortization: Depreciation and amortization from our Utilities segment for the three months ended March 31, 2016 and 2015 was essentially unchanged.

Life Sciences Segment

Presented below is a table that summarizes the results of operations of our Life Sciences segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Cost of revenue	$198	$—	$198
Selling, general and administrative expenses	2,120	1,234	886
Depreciation and amortization	19	1	18
Other operating (income) expense	—	—	—
Loss from operations	$(2,337)	$(1,235)	$(1,102)

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended March 31, 2016 increased $0.2 million to $0.2 million from zero for the three months ended March 31, 2015. The increase was due primarily to a newly consolidated subsidiary in the first quarter of 2016.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2016 increased $0.9 million, or 71.8%, to $2.1 million from $1.2 million for the three months ended March 31, 2015. The increase was due primarily to headcount additions, professional fees and research and development expense associated with early stage companies formed in 2014, as well as a newly consolidated subsidiary in the first quarter of 2016. We made an additional investment in Benevir in the first quarter of 2016 which resulted in us having a controlling interest and subject to consolidation.

Other Segment

Presented below is a table that summarizes the results of operations of our Other segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Net revenue	$209	$—	$209

Cost of revenue	1,047	—	1,047
Selling, general and administrative expenses	564	241	323
Depreciation and amortization	336	—	336
Other operating (income) expense	—	—	—
Loss from operations	$(1,738)	$(241)	$(1,497)

The primary component of our Other segment in 2015 is DMi, Inc. ("DMi") which owns licenses to create and distribute NASCAR® video games.

Net revenue: Net revenue from our Other segment for the three months ended March 31, 2016 increased $0.2 million, to $0.2 million from zero for the three months ended March 31, 2015. The increase was due primarily to product sales of console and PC versions of NASCAR® '15.

Cost of revenue: Cost of revenue from our Other segment for the three months ended March 31, 2016 increased $1.0 million, to $1.0 million from zero for the three months ended March 31, 2015. The increase was due primarily to development costs related to the next version of the NASCAR® game.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Other segment for the three months ended March 31, 2016 increased $0.3 million, to $0.6 million from $0.2 million for the three months ended March 31, 2015. The increase was due primarily to the growth of the business, including increases in headcount, professional fees and travel and entertainment.

Non-operating Corporate

Presented below is a table that summarizes the results of operations of our Non-operating Corporate segment and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Selling, general and administrative expenses	$10,311	$7,457	$2,854
Depreciation and amortization	—	—	—
Other operating (income) expense	—	—	—
Loss from operations	$(10,311)	$(7,457)	$(2,854)

Selling, general and administrative expenses: Selling, general and administrative expenses from our non-operating Corporate segment for the three months ended March 31, 2016 increased $2.9 million, or 38.3%, to $10.3 million from $7.5 million for the three months ended March 31, 2015. The increase was due primarily to an increase in headcount, overhead and consulting fees to support growth in the business; costs incurred related to the restatement of 2014 results; and deal related expenses.

Income (loss) from Equity Investments

Presented below is a table that summarizes the income (loss) from equity investments within our Marine Services, Life Sciences and Other segments and compares the amount of the change between the quarter end periods (in thousands):

	Three Month Ended March 31,		Increase / (Decrease)
	2016	2015	2016 vs 2015
Marine Services	$(835)	$(710)	$(125)
Life Sciences	(306)	(116)	(190)
Other	(2,793)	(1,862)	(931)
Loss from equity investments	$(3,934)	$(2,688)	$(1,246)

Marine Services: Loss from equity investments from our Marine Services segment for the three months ended March 31, 2016 increased $0.1 million, to $0.8 million from $0.7 million for the three months ended March 31, 2015.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended March 31, 2016 increased $0.2 million, or 163.8%, to $0.3 million from $0.1 million for the three months ended March 31, 2015. The increase was due primarily to various equity investments made in the second half of 2015.

Other: Loss from equity investments from our Other segment for the three months ended March 31, 2016 increased $0.9 million, or 50.0%, to $2.8 million from $1.9 million for the three months ended March 31, 2015. The increase was due primarily to losses from Novatel Wireless, Inc. in which we have an approximate 22% ownership interest.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as Adjusted EBITDA and Adjusted Operating Income - Insurance.

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. Management believes that Adjusted EBITDA is meaningful to gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. However, while management believes Adjusted EBITDA is useful as supplemental information, such adjusted results are not intended to replace our U.S. GAAP financial results.

 The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for asset impairment expense; gain (loss) on sale or disposal of assets; lease termination costs; interest expense; loss on early extinguishment or restructuring of debt; other income (expense), net; foreign currency transaction gain (loss); income tax (benefit) expense; gain (loss) from discontinued operations; noncontrolling interest; share-based compensation expense; acquisition and nonrecurring costs, other costs and depreciation and amortization.

Our Adjusted EBITDA was $0.3 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. The drivers in the decline in Adjusted EBITDA were largely the result of growth in the Manufacturing segment due largely to margin expansion and growth in scale, customer relationships in the Telecommunications segment, and an increase in volume of Gasoline Gallon Equivalents (GGE’s) delivered in the Utilities segment, offset by $5.5 million of costs recognized in the quarter for a loss on a telecom installation project off the northeastern coast of Russia, which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season in our Marine Services segment, loss from early stage investments in our Life Sciences and Other segments, and an increase in Non-operating Corporate.

	Three Months Ended March 31, 2016
	Manufacturing	Marine Services	Telecommunications	Utilities	Life Sciences	Other	Non-operating Corporate	HC2 (Excl. Insurance)	Insurance	HC2
Net income (loss)	$4,384	$(5,918)	$1,202	$(27)	$1,298	$(5,714)	$(13,409)	$(18,184)	$(12,278)	$(30,462)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	529	4,797	106	429	19	336	—	6,216
Depreciation and amortization (included in cost of revenue)	1,933	—	—	—	—	—	—	1,933
(Gain) loss on sale or disposal of assets	904	(17)	—	—	—	—	—	887
Interest expense	310	1,070	—	9	—	—	8,937	10,326
Other (income) expense, net	(44)	612	(1,025)	(31)	(3,221)	1,224	(1,611)	(4,096)
Foreign currency (gain) loss (included in cost of revenue)	—	(147)	—	—	—	—	—	(147)
Income tax (benefit) expense	3,445	(640)	—	—	—	(1)	(4,226)	(1,422)
Noncontrolling interest	61	(155)	—	(22)	(720)	(44)	—	(880)
Share-based payment expense	—	609	—	14	22	160	2,386	3,191
Acquisition and nonrecurring costs	—	266	—	27	—	1	2,201	2,495
Adjusted EBITDA	$11,522	$477	$283	$399	$(2,602)	$(4,038)	$(5,722)	$319

	Three Months Ended March 31, 2015
	Manufacturing	Marine Services	Telecommunications	Utilities	Life Sciences	Other	Non-operating Corporate	HC2 Holdings, Inc.
Net income (loss)	$3,188	$1,209	$(524)	$(113)	$(1,072)	$6,475	$(14,400)	$(5,237)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	478	4,278	98	398	1	2	—	5,255
Depreciation and amortization (included in cost of revenue)	1,875	—	—	—	—	—	—	1,875
(Gain) loss on sale or disposal of assets	423	—	50	—	—	—	—	473
Interest expense	344	996	—	11	—	—	7,349	8,700
Other (income) expense, net	(17)	446	317	(6)	—	(162)	(351)	227
Foreign currency (gain) loss (included in cost of revenue)	—	(1,823)	—	—	—	—	—	(1,823)
Income tax (benefit) expense	2,569	(120)	—	—	9	(8,418)	(54)	(6,014)
Loss from discontinued operations	9	—	—	—	—	—	—	9
Noncontrolling interest	85	49	—	(108)	(288)	1	—	(261)
Share-based payment expense	—	—	—	1	—	1	2,692	2,694
Adjusted EBITDA	$8,954	$5,035	$(59)	$183	$(1,350)	$(2,101)	$(4,764)	$5,898

Manufacturing: Adjusted EBITDA from our Manufacturing segment for the three months ended March 31, 2016 increased $2.6 million, or 28.7%, to $11.5 million from $9.0 million for the three months ended March 31, 2015. The increase was due primarily to the increase in operating income generated during the year.

Marine Services: Adjusted EBITDA from our Marine Services segment for the three months ended March 31, 2016 decreased $4.6 million, or 90.5%, to $0.5 million from $5.0 million for the three months ended March 31, 2015. The decrease was due primarily to $5.5 million of costs recognized in the quarter for a loss on a telecom installation project off the northeastern coast of Russia, which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season.

Telecommunications: Adjusted EBITDA from our Telecommunications segment for the three months ended March 31, 2016 increased to $0.3 million from $(0.1) million for the three months ended March 31, 2015. The increase was due primarily to increased profit contribution from growth in wholesale traffic volumes resulting from continued expansion in the scale and number of customer relationships.

Utilities: Adjusted EBITDA from our Utilities segment for the three months ended March 31, 2016 increased $0.2 million, or 118.0%, to $0.4 million from $0.2 million for the three months ended March 31, 2015 due to the mix in revenue in favor of own, operate and maintain from design and build revenues.

Life Sciences: Adjusted EBITDA from our Life Sciences segment for the three months ended March 31, 2016 decreased $1.2 million, or 92.5%, to $(2.6) million from $(1.4) million for the three months ended March 31, 2015 due to increased costs at early stage subsidiaries.

Other: Adjusted EBITDA from the Other segment for the three months ended March 31, 2016 decreased $1.9 million, or 92.2%, to $(4.0) million from $(2.1) million for the three months ended March 31, 2015. The increase in the loss was due primarily to the ramp up in DMi and our share of losses on equity method investments being greater from our investment in Novatel.

Non-operating Corporate: Adjusted EBITDA from our Non-operating Corporate segment for the three months ended March 31, 2016 increased $1.1 million , or 16.6%, to $(5.7) million from $(4.8) million for the three months ended March 31, 2015. The increase in the loss was due primarily to an increase in headcount, overhead and consulting fees to support the growth in the business in 2015.

Adjusted Operating Income — Insurance

Adjusted Operating Income for the Insurance segment (“Insurance AOI”) is a non-US GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate its financial performance. Management believes that Insurance AOI measures provide investors with meaningful information for gaining an understanding of certain results and provides insight into an organization’s operating trends and facilitates comparisons between peer companies. However, Insurance AOI has certain limitations, including that we may not calculate it the same as other companies in our industry and therefore should be read together with the Company's results calculated in accordance with GAAP.

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including other-than-temporary impairment losses recognized in operations; other income and expense/intercompany elimination and acquisition related and non-recurring costs. Management believes that Insurance AOI provides a meaningful financial metric that helps investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

Three Months Ended March 31, 2016
Net income (loss) - Insurance Segment	$(12,278)
Effect of investment (gains) losses, net of offsets	4,875
Other income and expense / intercompany elimination	3,804
Insurance AOI	$(3,599)

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

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

We are a holding company and our liquidity needs are primarily for interest payments on our 11.0% Notes and dividend payments on our Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”), Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”) and Series A-2 Convertible Participating Preferred Stock of the Company (the “Series A-2 Preferred Stock” and, together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). We also have liquidity needs related to professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, insurance costs and certain support services.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities and capital expenditures, including purchases of network equipment, including switches, related transmission equipment and capacity, fueling station and service infrastructure, liabilities associated with insurance products, steel manufacturing equipment and subsea cable equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2016, we had $137.7 million of cash and cash equivalents on a consolidated basis compared to $158.6 million as of December 31, 2015. As of March 31, 2016, HC2 had corporate cash and cash equivalents were $40.9 million compared to $41.1 million at December 31, 2015.

As of March 31, 2016, we had $394.2 million of indebtedness compared to $371.9 million as of December 31, 2015, and as of March 31, 2016, we had $52.7 million in liquidation value of outstanding Preferred Stock compared to $52.6 million as of December 31, 2015.  We are required to make semi-annual interest payments on our outstanding 11.0% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries.

We believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional equity or debt capital, refinancing of certain of our indebtedness or Preferred Stock, other financing arrangements and/or the sale of assets. The ability of the Company’s subsidiaries to make distributions to HC2 is is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds in each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangement or engage in asset sales sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all.

CIG Capital Contributions

In connection with the Company’s acquisition of CIG in December 2015, the Company contributed approximately $33.0 million of additional assets to the acquired companies , as required by the purchase agreement. The contribution was made for the purpose of satisfying the reserve release amount of $13.0 million and offsetting the impact on the acquired companies’ statutory capital and surplus of the election to be made by the Company and the seller of the acquired companies pursuant to Section 338(h)(10) of the Internal Revenue Code in connection with the transaction as soon as possible after closing.

In connection with the consummation of the acquisition, the Company agreed with the Ohio Department of Insurance ("ODOI") that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400.0% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance ("TDOI") that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400.0% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI). As of year-end, after taking into account the transactions described above, CGI’s total adjusted capital was approximately 455.0% of CGI’s authorized control level risk-based capital and UTA’s total adjusted capital was approximately 514.0% of UTA’s authorized control level risk-based capital.

Also in connection with the consummation of the acquisition, each of CGI and UTA entered into a capital maintenance agreement (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”) with Great American Financial Resources, Inc. (“Great American”). Under each Capital Maintenance Agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory statement). Great American’s obligation to make such payments is capped at $25.0 million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI (each, a “Cap”). Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American thereunder equal the Cap. Pursuant to the Purchase Agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the Capital Maintenance Agreements.

Restrictive Covenants

The indenture governing our 11.0% Notes contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  These covenants are subject to a number of important exceptions and qualifications.

The indenture also includes two maintenance covenants:  a maintenance of liquidity covenant and a maintenance of collateral coverage covenant.  The maintenance of liquidity covenant currently provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next six months.  Beginning on November 20, 2015, if at the end of the quarter the Company did not have a Collateral Coverage Ratio (as defined in the indenture) of at least 2:1, the maintenance of liquidity covenant requires that the Company not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s preferred stock, for the next 12 months.  The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (as defined in the Indenture) calculated on a pro forma basis as of the last day of each fiscal quarter of Company may not be less than 1.25:1. As of March 31, 2016, the Company was in compliance with these covenants in the Indenture.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	2016 compared to 2015
Operating activities	$16,825	$(48,959)	$65,784
Investing activities	(33,127)	(20,773)	(12,354)
Financing activities	(6,174)	90,509	(96,683)
Effect of exchange rate changes on cash and cash equivalents	1,552	117	1,435
Net (decrease) increase in cash and cash equivalents	$(20,924)	$20,894	$(41,818)

Operating Activities

Net change in cash from operating activities totaled $16.8 million for the three months ended March 31, 2016 as compared $(49.0) million for the three months ended March 31, 2015. The $65.8 million increase in cash used in operating activities was the result of a $81.7 million increase in working capital and the receipt of $7.2 million in dividends from equity investees, partially offset by a $23.1 million decrease in net income, net of non-cash operating activity, primarily from the Insurance and Marine Services segments.

Investing Activities

Net change in cash from investing activities for the three months ended March 31, 2016 was $(33.1) million primarily driven by (i) $73.6 million for the purchase of investments, (ii) $5.5 million paid for CWind and (iii) $6.5 million of capital expenditures, partially offset by (iv) $51.0 million from the sale of investments.

Net change in cash from investing activities for the three months ended March 31, 2015 was $(20.8) million primarily driven by (i) $8.6 million for the exercise of Novatel Wireless, Inc. warrants, (ii) $6.7 million in various marketable securities, (iii) $3.3 million in debt securities of DTV America and mParticle and (iv) $3.1 million of capital expenditures.

Financing Activities

Net change in cash from financing activities for the three months ended March 31, 2016 was $(6.2) million primarily driven by (i) $5.1 million in annuity surrenders and (ii) $1.0 million in dividends to our preferred stockholders.

Net change in cash from financing activities for the three months ended March 31, 2015 was $90.5 million primarily driven by (i) $50.3 million of proceeds from the 11% Senior Secured Notes, (ii) $29.4 million of net borrowings under credit facilities in our Manufacturing segment and (iii) $14.0 million of proceeds from the issuance of Series A-2 preferred stock, partially offset by (iv) $2.1 million used to make principal payments on certain other debt instruments in our Marine Services segment.

Other Invested Assets

The Company's other invested assets as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016				December 31, 2015
	Cost Method	Equity Method	Fair Value	Total	Cost Method	Equity Method	Fair Value	Total
Common Equity
DeepOcean Group	$138	$—	$—	$138	$249	$—	$—	$249
Novatel Wireless, Inc.	—	3,986	—	3,986	—	6,475	—	6,475
	138	3,986	—	4,124	249	6,475	—	6,724
Preferred Equity
mParticle	655	—	—	655	655	—	—	655
BeneVir Biopharm, Inc.	—	—	—	—	—	1,179	—	1,179
MediBeacon, Inc.	—	2,533	—	2,533	—	2,709	—	2,709
NerVve Technologies, Inc.	—	2,576	—	2,576	—	3,634	—	3,634
Triple Ring Technologies, Inc.	1,000	—	—	1,000	1,000	—	—	1,000
	1,655	5,109	—	6,764	1,655	7,522	—	9,177
Warrants and Call Options
DeepOcean Group	—	—	—	—	783	—	—	783
Novatel Wireless, Inc.	3,097	—	—	3,097	3,097	—	—	3,097
The Andersons, Inc.	—	—	258	258	—	—	632	632
DTV America	—	—	565	565	—	—	723	723
NerVve Technologies, Inc.	—	—	52	52	—	—	52	52
Gaming Nation, Inc.	—	—	2,470	2,470	—	—	3,436	3,436
	3,097	—	3,345	6,442	3,880	—	4,843	8,723
Other Equity
Kaneland, LLC	—	928	—	928	—	988	—	988
Other	—	183	—	183	—	183	—	183
	—	1,111	—	1,111	—	1,171	—	1,171
GMSL Joint Ventures
Huawei Marine Networks Co., Ltd	—	14,323	—	14,323	—	16,073	—	16,073
International Cableship Pte., Ltd.	—	1,092	—	1,092	—	498	—	498
S. B. Submarine Systems Co., Ltd.	—	10,804	—	10,804	—	9,513	—	9,513
Visser Smit Global Marine Pte	—	435	—	435	—	418	—	418
Sembawang Cable Depot Pte., Ltd.	—	914	—	914	—	822	—	822
	—	27,568	—	27,568	—	27,324	—	27,324
Total Other invested assets	$4,890	$37,774	$3,345	$46,009	$5,784	$42,492	$4,843	$53,119

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

Schuff is required to make monthly interest payments on all of its debt. Based upon the March 31, 2016 debt balance of $15.4 million, Schuff anticipates that its monthly interest payments will be approximately $61,000 each.

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

GMSL

Market Environment

The exchange rates between the US dollar, the Singapore dollar and the British pound have fluctuated in recent periods and may fluctuate substantially in the future. Any material appreciation or depreciation of these currencies against each other may have a negative impact on GMSL's results of operations and financial condition.

CIG

Market environment

As of March 31, 2016, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, CIG’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiaries Risk-Based Capital (“RBC”) ratio.  CIG monitors its insurance subsidiaries’ compliance with the RBC requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of March 31, 2016, each of CIG’s insurance subsidiaries has exceeded the minimum RBC requirements.  CIG’s insurance subsidiaries paid no dividends to CIG in fiscal 2015 and have further each agreed with its state regulator to not pay dividends for three years following the completion of their acquisition on December 24, 2015.

Cash flows

CIG’s principal cash inflows relate to its premiums, annuity deposits and insurance, investment product fees and other income. CIG’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities.
CIG's principal cash outflows relate to the payment of claims liabilities, interest credited and operating expenses. CIG’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Asset Liability Management

CIG conducts its operations through operating subsidiaries. CIG's principal sources of cash flow from operating activities are insurance premiums and fees and investment income, where cash flows from investing activities are a result of maturities and sales of invested assets.  In addition, CIG may issue debt or equity in the future to grow its business and/or pursue acquisition activities.

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

Investments

As of March 31, 2016 and December 31, 2015, the carrying value of CIG’s investment portfolio was approximately $1.4 billion and $1.3 billion, respectively, and was divided among the following asset classes (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$18,227	1.3%	$17,083	1.3%
States, municipalities and political subdivisions	395,116	28.8%	386,260	29.4%
Foreign government	6,232	0.5%	6,429	0.5%
Residential mortgage-backed securities	158,169	11.5%	166,315	12.7%
Commercial mortgage-backed securities	69,425	5.1%	75,035	5.7%
Asset-backed securities	56,477	4.1%	34,451	2.6%
Corporate and other	573,942	41.9%	545,825	41.5%
Common stocks (*)	43,561	3.2%	32,081	2.4%
Perpetual preferred stocks	30,225	2.2%	31,057	2.4%
Mortgage loans	1,145	0.1%	1,252	0.1%
Policy loans	18,360	1.3%	18,476	1.4%
Other invested assets	183	—%	183	—%
Total	$1,371,062	100.0%	$1,314,447	100.0%
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

As of March 31, 2016 and December 31, 2015, CIG's fixed maturity portfolio was approximately $1.3 billion and $1.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

March 31, 2016		December 31, 2015
Fair Value	Percent	Fair Value	Percent

AAA, AA, A	$823,879	64.5%	$790,215	64.2%
BBB	300,104	23.5%	286,861	23.3%
Total investment grade	1,123,983	88.0%	1,077,076	87.5%
BB	35,853	2.8%	36,190	2.9%
B	18,012	1.4%	18,659	1.5%
CCC, CC, C	35,612	2.8%	34,785	2.8%
D	27,168	2.1%	25,261	2.1%
NR	36,960	2.9%	39,427	3.2%
Total non-investment grade	153,605	12.0%	154,322	12.5%
Total	1,277,588	100.0%	$1,231,398	100.0%

Foreign Currency

Foreign currency translation can impact our financial results. During the three months ended March 31, 2016 and 2015, approximately 22.0% and 27.1%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Due to a percentage of our revenue derived outside of the U.S., changes in the USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications segment, depending upon whether such businesses are operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD, and vice versa. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the USD was stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2016 and 2015:

Net Revenue by Location—in USD (in thousands):

	Three Months Ended March 31,
	2016	2015	Variance	Variance %
United Kingdom (in USD)	71,730	23,993	47,737	199.0%
United Kingdom (in GBP)	50,026	15,873	34,153	215.2%
Critical Accounting Policies

There have been no significant changes in our critical accounting policies since December 31, 2015.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at March 31, 2016 included letters of credit of $3.9 million under a credit and security agreement with Wells Fargo Credit, Inc. and performance bonds of $80.6 million.

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

Related Party Transactions

For a discussion of our "Related Party Transactions", refer to Note 15—“Related Parties” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•
the impact of covenants in the Certificates of Designation governing HC2’s Preferred Stock, the 11.0% Notes Indenture, the credit agreements governing the Schuff Facility and the GMSL Facility and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

Telecommunications / ICS

Important factors or risks that could cause ICS’s, and thus our Telecommunications segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

•	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

•	its compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets; and

•	an inability for PTGi-ICS’ suppliers to obtain credit insurance on PTGi-ICS in determining whether or not to extend credit.

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

Equity Price Risk

HC2 is exposed to market risk primarily through changes in fair value of available for sale fixed maturity and equity securities. HC2 follows an investment strategy approved by its board of directors which sets certain restrictions on the amounts of securities it may acquire and its overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity and equity securities are classified as available for-sale, the hypothetical decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

One means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of March 31, 2016, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0%% decline in equity market prices would have an $132.6 million, $265.1 million, and $397.7 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

Foreign Currency Exchange Rate Risk

GMSL and ICS are exposed to market risk from foreign currency price changes which could have a significant, potentially an adverse, impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries.

We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. For example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications segment, depending upon whether such businesses are operating profitably or at a loss. It takes more profits in GBP to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD, and vice versa. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

Interest Rate Risk

GMSL and Schuff are exposed to the market risk from changes in interest rate risk through its notes payable which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis points increase in LIBOR based on the notes payable outstanding as of March 31, 2016 of $40.4 million, would result in an increase in the recorded interest expense of $0.4 million, $0.8 million, and $1.2 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2) ("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility but that Globility breached the letter of intent by selling the licenses to Inukshuk. Xplornet also alleges similar claims against Inukshuk, and seeks damages from all defendants in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., PTGi, Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement. Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company. The Company and Inukshuk have moved for summary judgment against Xplornet, arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue. The hearing on summary judgment is scheduled for September 26, 2016.

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

Item 1A. Risk Factors

Telecommunications

PTGi-ICS makes purchases from its suppliers, who may rely on the ability to obtain credit insurance on PTGi-ICS in determining whether or not to extend short-term credit to PTGi-ICS in the form of accounts receivables.  To the extent that these suppliers are unable to obtain such insurance they may be unwilling to extend credit. Recently, two significant insurers of credit, Euler and Coface, have determined that they will not insure PTGi-ICS credit and that the existing policies on its credit were cancelled based on their analysis of the financial condition of HC2, including its indebtedness levels and recent net losses and negative cash flow.  As a result, we expect PTGi-ICS’s suppliers to find it difficult to obtain credit insurance on PTGi-ICS, which could have a material adverse effect on PTGi-ICS’s business, financial condition, results of operations and prospects.

There have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2016, Robert Pons, the Executive Vice President of Business Development of the Company, submitted his resignation to accept a new position as Executive Vice President of the Company’s wholly-owned subsidiary, PTGi-ICS. In connection with his resignation, Mr. Pons and the Company entered into a separation and release agreement (“Separation Agreement”) under which Mr. Pons will receive a payment of $50,000 over six months. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

In connection with Mr. Pons’ employment with PTGi-ICS, PTGi-ICS entered into a letter agreement with Mr. Pons, dated as of May 5, 2016 (the “Pons Agreement”). The Pons Agreement provides that Mr. Pons will be employed by PTGi-ICS “at will” and contains the following key terms:

•	Base Salary: Mr. Pons will receive an annual base salary of $200,000.

•	Annual Bonus: Mr. Pons is eligible to receive annual bonus, targeted at 100% of his base salary, based on certain performance criteria.

•	Severance: If Mr. Pons is terminated “without cause” (as defined in the Pons Agreement) then Mr. Pons will receive six (6) months of his then-current annual base salary.

•	Benefits and Perquisites: Mr. Pons is entitled to participate in the benefit plans and programs of PTGi-ICS.

The foregoing description of the Pons Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 HOLDINGS, INC.

Date: May 9, 2016	By:	/s/ MICHAEL SENA
Michael Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

^ 10.1	Employee Non-Qualified Option Award Agreement, dated April 18, 2016, by and between HC2 and Philip Falcone (filed herewith).

^ 10.2	Employment Agreement, dated May 5, 2016, by and between PTGi International Carrier Services, Inc. and Robert Pons (filed herewith).

^ 10.3	Separation and Release Agreement, dated May 5, 2016, by and between HC2 and Robert Pons (filed herewith).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

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