Form 10-Q
period 2016-06-30
HC2 HOLDINGS, INC.
filed 2016-08-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210
_________________________________________________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)_________________________________________________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 30th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

 (212) 235-2690
(Registrant’s telephone number, including area code)
______________________________________________________________

505 Huntmar Park Drive, Suite 325, Herndon, VA 20170
______________________________________________________________

Former name or former address, if changed since last report

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2016
Common Stock, $0.001 par value	35,436,527

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services revenue	$197,372	$147,841	$379,481	$221,559
Sales revenue	125,759	133,141	246,256	261,231
Life, accident and health earned premiums, net	20,037	—	39,971	—
Net investment income	13,707	—	27,786	—
Net realized gains (losses) on investments	2,418	—	(2,457)	—
Net revenue	359,293	280,982	691,037	482,790
Operating expenses
Cost of revenue - services	183,193	134,589	358,066	196,509
Cost of revenue - sales	101,290	110,909	200,967	221,445
Policy benefits, changes in reserves, and commissions	29,189	—	63,328	—
Selling, general and administrative	35,614	26,476	71,916	49,988
Depreciation and amortization	5,887	5,478	11,484	10,733
(Gain) loss on sale or disposal of assets	(1,837)	498	(950)	971
Lease termination costs	338	—	338	—
Total operating expenses	353,674	277,950	705,149	479,646
Income (loss) from operations	5,619	3,032	(14,112)	3,144
Interest expense	(10,569)	(10,125)	(20,895)	(18,825)
Other income (expense), net	430	(2,344)	540	(2,571)
Income (loss) from equity investees	6,035	1,429	2,101	(1,259)
Gain (loss) from continuing operations before income taxes	1,515	(8,008)	(32,366)	(19,511)
Income tax benefit (expense)	(224)	(2,678)	2,315	3,336
Gain (loss) from continuing operations	1,291	(10,686)	(30,051)	(16,175)
Loss from discontinued operations	—	(11)	—	(20)
Net income (loss)	1,291	(10,697)	(30,051)	(16,195)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	644	(204)	1,524	57
Net income (loss) attributable to HC2 Holdings, Inc.	1,935	(10,901)	(28,527)	(16,138)
Less: Preferred stock dividends and accretion	1,044	1,089	2,113	2,177
Net income (loss) attributable to common stock and participating preferred stockholders	$891	$(11,990)	$(30,640)	$(18,315)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.47)	$(0.87)	$(0.74)
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to common stock and participating preferred stockholders	$0.02	$(0.47)	$(0.87)	$(0.74)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.47)	$(0.87)	$(0.74)
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to common stock and participating preferred stockholders	$0.02	$(0.47)	$(0.87)	$(0.74)
Weighted average common shares outstanding:
Basic	35,518	25,514	35,391	24,838
Diluted	35,643	25,514	35,391	24,838

See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,291	$(10,697)	$(30,051)	$(16,195)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,160)	5,039	663	678
Unrealized gain (loss) on available-for-sale securities, net of tax	43,672	(2,327)	62,289	(2,178)
Less: Comprehensive (income) loss attributable to the noncontrolling interest and redeemable noncontrolling interest	644	(204)	1,524	57
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$44,447	$(8,189)	$34,425	$(17,638)
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,323,821	$1,231,841
Equity securities, available-for-sale at fair value	52,703	49,682
Mortgage loans	4,165	1,252
Policy loans	18,311	18,476
Other invested assets	62,304	53,119
Total investments	1,461,304	1,354,370
Cash and cash equivalents	134,510	158,624
Restricted cash	590	538
Accounts receivable (net of allowance for doubtful accounts of $1,516 and $794 at June 30, 2016 and December 31, 2015, respectively)	221,295	210,853
Costs and recognized earnings in excess of billings on uncompleted contracts	29,957	39,310
Inventory	11,116	12,120
Recoverable from reinsurers	526,158	522,562
Accrued investment income	15,079	15,300
Deferred tax asset	41,062	52,511
Property, plant and equipment, net	243,497	214,466
Goodwill	83,931	61,178
Intangibles, net	36,909	29,409
Other assets	38,801	65,206
Assets held for sale	1,116	6,065
Total assets	$2,845,325	$2,742,512
Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,625,560	$1,591,937
Annuity reserves	256,014	260,853
Value of business acquired	49,699	50,761
Accounts payable and other current liabilities	212,438	225,389
Billings in excess of costs and recognized earnings on uncompleted contracts	43,098	21,201
Deferred tax liability	11,514	4,281
Long-term obligations	394,489	371,876
Pension liability	21,419	25,156
Other liabilities	9,896	17,793
Total liabilities	2,624,127	2,569,247
Commitments and contingencies
Temporary equity:
Preferred stock, $.001 par value - 20,000,000 shares authorized; Series A - 28,308 and 29,172 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; Series A-1 - 10,000 shares issued and outstanding at June 30, 2016 and December 31, 2015; Series A-2 - 14,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	51,854	52,619
Redeemable noncontrolling interest	2,811	3,122
Total temporary equity	54,665	55,741
Stockholders’ equity:
Common stock, $.001 par value - 80,000,000 shares authorized; 35,605,957 and 35,281,375 shares issued and 35,574,331 and 35,249,749 shares outstanding at June 30, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	218,478	209,477
Accumulated deficit	(108,256)	(79,729)
Treasury stock, at cost	(378)	(378)
Accumulated other comprehensive gain (loss)	27,577	(35,375)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	137,457	94,030
Noncontrolling interest	29,076	23,494
Total stockholders’ equity	166,533	117,524
Total liabilities, temporary equity and stockholders’ equity	$2,845,325	$2,742,512

See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208	$104,395
Share-based compensation expense	—	—	5,058	—	—	—	—	5,058
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(241)	(241)
Preferred stock dividends and accretion	—	—	(2,177)	—	—	—	—	(2,177)
Issuance of common stock	5	—	—	—	—	—	—	—
Issuance of restricted stock	1,539	2	—	—	—	—	—	2
Conversion of preferred stock to common stock	235	—	1,000	—	—	—	—	1,000
Acquisition of noncontrolling interest	—	—	—	—	—	—	(580)	(580)
Excess book value over fair value of purchased noncontrolling interest	—	—	34	—	—	—	(34)	—
Net loss	—	—	—	—	(16,138)	—	(57)	(16,195)
Foreign currency translation adjustment	—	—	—	—	—	678	—	678
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(2,178)	—	(2,178)
Balance as of June 30, 2015	25,592	$26	$145,863	$(378)	$(60,302)	$(19,743)	$24,296	$89,762

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524
Share-based compensation expense	—	—	4,106	—	—	—	760	4,866
Preferred stock dividend and accretion	—	—	(2,002)	—	—	—	—	(2,002)
Preferred stock beneficial conversion feature	—	—	(111)	—	—	—	—	(111)
Issuance of common stock	65	—	—	—	—	—	—	—
Issuance of restricted stock	53	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	206	1	876	—	—	—	—	877
Acquisition of noncontrolling interest	—	—	—	—	—	—	822	822
Sale of controlling interest	—	—	—	—	—	—	11,345	11,345
Excess fair value over book value of noncontrolling interest sold	—	—	6,132	—	—	—	(6,132)	—
Net loss	—	—	—	—	(28,527)	—	(1,524)	(30,051)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	311	311
Foreign currency translation adjustment	—	—	—	—	—	663	—	663
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	62,289	—	62,289
Balance as of June 30, 2016	35,574	$36	$218,478	$(378)	$(108,256)	$27,577	$29,076	$166,533
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,051)	$(16,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	68	201
Share-based compensation expense	4,866	5,058
Depreciation and amortization	13,160	14,540
Amortization of deferred financing costs and debt discount	1,019	872
Amortization of fixed maturities discount/premium	6,308	—
Gain on sale or disposal of assets	(950)	(151)
Net realized gains (losses) on investments	1,093	(164)
Impairment of investments	2,686	—
Equity investment (income) loss	(2,101)	1,259
Lease termination costs	338	—
Deferred income taxes	(15,323)	(4,848)
Receipt of dividends from equity investees	7,214	—
Other	4,550	152
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(11,578)	(61,495)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	9,353	(7,229)
(Increase) decrease in inventory	1,417	(2,718)
(Increase) decrease in other assets	23,645	(399)
Increase (decrease) in life, accident and health reserves	33,623	—
Increase (decrease) in accounts payable, current and other liabilities	(21,278)	42,584
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	21,897	(12,119)
Increase (decrease) in pension liability	(3,737)	(7,239)
Net cash provided by (used in) operating activities	46,219	(47,891)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,870)	(12,914)
Sale of property and equipment	6,430	1,002
Purchase of investments	(128,366)	(38,847)
Sale of investments	75,707	2,505
Cash paid for business acquisitions, net of cash acquired	(8,614)	—
Change in restricted cash	(52)	(721)
Net cash used in investing activities	(65,765)	(48,975)
Cash flows from financing activities:
Proceeds from long-term obligations	5,860	50,250
Principal payments on long-term obligations	(7,394)	(4,114)
Borrowings on line of credit, net	300	2,486
Payment of deferred financing costs	—	(1,137)
Annuity receipts	1,778	—
Annuity surrenders	(10,761)	—
Proceeds from issuance of common stock of subsidiary	8,000
Proceeds from sale of preferred stock, net	—	14,033
Purchase of noncontrolling interest		(222)
Payment of dividends	(2,019)	(2,038)

Net cash provided by (used in) financing activities	(4,236)	59,258
Effects of exchange rate changes on cash and cash equivalents	(332)	(1,429)
Net change in cash and cash equivalents	(24,114)	(39,037)
Cash and cash equivalents, beginning of period	158,624	107,978
Cash and cash equivalents, end of period	$134,510	$68,941
Supplemental cash flow information:
Cash paid for interest	$19,945	$20,157
Cash paid for taxes	$7,129	$856
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$1,808
Property, plant and equipment included in accounts payable	$4,711	$822
Fair value of contingent asset assumed in CWind Acquisition	$2,992	$—
Fair value of deferred liability assumed in CWind Acquisition	$2,589	$—
Debt assumed in CWind acquisition	$20,813	$—
Preferred stock accreting dividends and accretion	$111	$136
Conversion of preferred stock to common stock	$877	$1,000
See accompanying notes to condensed consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we”, "us" and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company also invests to a more limited extent in a variety of debt instruments or noncontrolling equity interest positions. HC2's common stock trades on the NYSE MKT LLC under the symbol “HCHC”.

The Company currently has seven reportable segments based on management’s organization of the enterprise - Manufacturing, Marine Services, Insurance, Utilities, Telecommunications, Life Sciences and Other which includes operations that do not meet the separately reportable segment thresholds.

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries. Schuff is an integrated fabricator and erector of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in those states. In addition, Schuff has construction projects in select international markets, primarily Panama through Schuff Hopsa Engineering, Inc., a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services. The Company maintains a 91% controlling interest in Schuff.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Insurance segment includes United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, "CII" or the "Insurance Companies"). The Insurance Companies provide long-term care, life and annuity coverage to approximately 95,000 individuals. The benefits provided help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company owns 100% of the Insurance Companies.

4.Our Utilities segment includes American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains control of and a 49.99% ownership interest in ANG.

5.Our Telecommunications segment includes PTGI-ICS. PTGI-ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol ("VOIP") service operators and Internet service providers from our International Carrier Services ("ICS") business unit. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company owns 100% of PTGi-ICS.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns (i) a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) a 60% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors and invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. In this segment, we currently have a 56% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of June 30, 2016, the Company has a 100% interest in the Insurance Companies, a 100% interest in PTGi-ICS, a 95% interest in GMSL, a 91% interest in Schuff, board control of and a 49.99% interest in ANG and a 56% interest in DMi. Through its subsidiary, Pansend, the Company has a 77% interest in Genovel Orthopedics, Inc., a 61% interest in R2 Dermatology and a 60% interest in BeneVir. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. Schuff uses a 4-4-5 week quarterly cycle, which for the second quarter of 2016 ended on July 2, 2016. The company controls the operations of ANG, therefore, the assets, liabilities, revenues and expenses of ANG are included in our consolidated financial statements.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations related to the reporting of new financial statement line items.

Adjustments

During the second quarter of 2016, the Company identified an immaterial error in its calculation of depreciation expense for the twelve months ended December 31, 2015 and 2014 and the three months ended March 31, 2016 related to purchase accounting associated with the acquisition of Schuff in May of 2014.  This resulted in an excess depreciation expense being recorded in each of the periods noted.  In addition, certain gains and losses on assets that were disposed of by Schuff were incorrectly recorded during the same periods as a result of these adjustments.  The net impact of these adjustments to net income would have been an increase of $0.7 million and a decrease of $0.2 million for the twelve months ended December 31, 2015 and 2014, respectively, and an increase of $0.8 million for the three months ended March 31, 2016.

The Company has determined to correct the cumulative effect of these adjustments in the second quarter of 2016, resulting in an immaterial net adjustment to net income (loss) attributable to common and participating preferred stockholders for the three months ended June 30, 2016 of $1.3 million.  Excluding this adjustment net income (loss) attributable to common and participating preferred stockholders would have been a loss of $0.4 million or $0.01 per fully diluted share for three months ended June 30, 2016.  For the six months ended June 30, 2016, the net adjustment to net income (loss) attributable to common and participating preferred stockholders was $0.5 million and has decreased our net income (loss) attributable to common and participating preferred stockholders for the six months ended June 30, 2016 from a loss of $31.1 million to a loss of $30.6 million.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit losses" (Topic 326), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect it's current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in the ASU are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue From Contracts With Customers" (Topic 606), which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with
Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, "Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing" which releases Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. Further, this update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which introduces targeted amendments intended to simplify accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. Early adoption is permitted. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting" (Topic 323), which requires an investor to initially apply the equity method of accounting from the date such investor qualifies for that method (i.e., the date such investor obtains significant influence over the operating and financial policies of an investee). The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" (Topic 815), which addresses how an entity should assess whether contingent call or put options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. The ASU clarifies that an entity is required to assess the embedded call or put options in accordance with a specific four-step decision sequence. This means that entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments that may be put upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" (Topic 815), which requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. This ASU amends Topic 815 to clarify that novation of a derivative (i.e., replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company is currently evaluating the impact of the accounting update on its condensed consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The ASU requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP requirements. Classification depends on the same five criteria used by lessees as well as certain additional factors. The new standard addresses other considerations including identification of a lease, separating lease and nonlease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2019. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10) which, among other things, requires all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income instead of accumulated other comprehensive income ("AOCI"). Certain provisions of the ASU are eligible for early adoption. The Company’s effective date for adoption is January 1, 2018. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

3. Business Combinations

The Company’s acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the condensed consolidated financial statements, in conformity with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill. In accordance with ASC 805 “Business Combinations”, if additional information is obtained about the initial estimates of the fair value of the assets acquired and liabilities assumed within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

Insurance Segment

On December 24, 2015, the Company completed the acquisitions of 100% of the interest in each of the Insurance Companies as well as all assets owned by the sellers of the Insurance Companies and their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The operations of the Insurance Companies formed the basis of our insurance operating segment, and we plan to leverage their existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care business.

The aggregate consideration paid in connection with the acquisition of the Insurance Companies and related transactions and agreements was valued at $18.7 million, consisting of $7.1 million of cash, $2.0 million in aggregate principal amount of the Company’s 11.0% Senior Secured Notes due 2019, 1,007,422 shares of the Company's common stock and five year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments upon stock splits or similar transactions) exercisable on or after February 3, 2016 (the "Warrant").

Purchase Price Allocation

The preliminary fair values of identified assets acquired, liabilities assumed, residual goodwill and consideration transferred are summarized as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of consideration transferred
Cash	$7,146
Company’s Senior Secured Notes	1,879
Company's common stock	5,380
Warrant	4,332
Total fair value of consideration transferred	$18,737

Purchase price allocation
Fixed maturities, available for sale at fair value	$1,230,038
Equity securities, available for sale at fair value	35,697
Mortgage loans	1,252
Policy loans	18,354
Other investments	183
Cash and cash equivalents	48,525
Recoverable from reinsurers	522,790
Accrued investment income	14,417
Goodwill	46,613
Intangibles	4,850
Other assets	12,869
Total assets acquired	1,935,588
Life, accident and health reserves	(1,592,722)
Annuity reserves	(259,675)
Value of business acquired	(51,584)
Deferred tax liability	(1,704)
Other liabilities	(11,166)
Total liabilities assumed	(1,916,851)
Total net assets acquired	$18,737

The values of intangibles, life, accident and health reserves, annuity reserves, and value of business acquired are estimates and might change.

The acquisition of the Insurance Companies resulted in the recording of goodwill of approximately $46.6 million. Goodwill consists of the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Insurance Companies were recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

The Value of Business Acquired ("VOBA")

The VOBA was derived using a “Becker-ized” Present Value of Distributable Earnings (“PVDE”) method. The PVDE was derived using the statutory after tax profits. The VOBA was valued at $51.6 million and is amortized over the anticipated remaining future lifetime of the acquired long-term care blocks of business.  VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business.

Recoverable from Reinsurers

The recoverable from reinsurers balance represents amounts recoverable from third parties. U.S. GAAP requires insurance reserves and recoverable from reinsurers balances to be presented on a gross basis, as opposed to U.S. statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $515.9 million, to arrive at a gross insurance liability, and recognized an offsetting recoverable from reinsurers amount of approximately $515.9 million. As part of this process, management

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

analyzed reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

Amounts recoverable from reinsurers were estimated in a manner consistent with the liability associated with the reinsured policies and were an estimate of the recoverable from reinsurers on paid and unpaid losses, including an estimate for losses incurred but not reported. Recoverable from reinsurers represents expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. Recoverable from reinsurers includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Contingent Liability

Pursuant to the agreement(s) governing the acquisition of the Insurance Companies, the Company also agreed to pay to the sellers, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014. Such payments are capped at $13.0 million in the aggregate. The balance is calculated based on the fluctuation of the statutory cash flow testing and premium deficiency reserves annually following each of the Insurance Companies' filing with its applicable insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. Based on the 2015 statutory statements, the Company does not have a payment due. Further, the Company's current estimate is that the obligation will not be incurred through the year ending December 31, 2019. This expectation is primarily driven by the following factors: (i) reduced confidence that treasury rates will increase to historical averages over the near term; (ii) uncertainty around future operating expenses historically performed by the sellers of the Insurance Companies; and (iii) the increase in the premium deficiency reserve as reported at December 31, 2015 of approximately $8.0 million (because the balance is cumulative over the period, a decrease of approximately $8.0 million would be required before there would be any obligation to the sellers under the earn-out). The Company will perform this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

Control Level Risk-Based Capital

In connection with the consummation of the acquisition of the Insurance Companies, the Company agreed with the Ohio Department of Insurance ("ODOI") that, for five years following the closing of the transaction, the Company will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the Texas Department of Insurance ("TDOI") that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

In connection with the consummation of the acquisition of the Insurance Companies, each of the Insurance Companies also entered into a capital maintenance agreement with Great American Financial Resources, Inc., ("GAFRI") (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”). Under each Capital Maintenance Agreement, if the applicable Insurance Company's total adjusted capital reported in its annual statutory statements is less than 400% of its authorized control level risk-based capital, GAFRI will pay cash or assets to the applicable Insurance Company, as required, to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory statement). GAFRI’s obligation to make such payments is capped at $25.0 million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI. Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021, or until payments by GAFRI thereunder equal $35.0 million. The Company will indemnify GAFRI for the amount of any payments made by it under the Capital Maintenance Agreements.

Through June 30, 2016, total capital and surplus to be reported in the Insurance Companies’ quarterly statutory statements decreased by less than $2.0 million and remains in excess of 400% of the authorized control level risk-based capital.

Other

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transaction costs incurred in connection with the acquisition of the Insurance Companies were $0 and $0.5 million during the three and six months ended June 30, 2016 and were included within selling, general and administrative expenses. The Company recorded net revenue of $36.2 million and $65.3 million and net loss of $2.1 million and $10.6 million from the Insurance Companies for the three and six months ended June 30, 2016.

Pro Forma Adjusted Summary

The results of operations for the Insurance Companies have been included in the consolidated financial statements subsequent to their acquisition date.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of the Insurance Companies had occurred on January 1, 2015. This information neither purports to be indicative of the actual results that would have occurred if those acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net revenue	$316,786	$561,326
Net loss from continuing operations	$(13,805)	$(15,332)
Loss from discontinued operations	$(11)	$(20)
Net loss attributable to HC2	$(13,816)	$(15,352)

Per share amounts:
Loss from continuing operations	$(0.54)	$(0.62)
Loss from discontinued operations	$—	$—
Net loss attributable to HC2	$(0.54)	$(0.62)

Utilities Segment

On May 16, 2016, ANG completed an acquisition of two fueling stations in Arkansas for a total consideration of approximately $2.0 million in cash.

Other Acquisitions

On February 1, 2016, Pansend, acquired an additional 1,000 shares of preferred stock of BeneVir, increasing its ownership to 60% and obtaining control of the company (the "Step Acquisition"). The results of BeneVir's operations since February 1, 2016 are included in the Company’s Condensed Consolidated Statements of Operations. The Company applied the equity method to account for its investment in BeneVir prior to the Step Acquisition.

On February 3, 2016, GMSL acquired a 60% majority interest in CWind Limited ("CWind") for $7.8 million, with a commitment to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets) (the "CWind Acquisition", and together with the Step Acquisition, the "Other Acquisitions"). Since February 3, 2016, the results of CWind have been included in the Company’s Condensed Consolidated Statements of Operations. GMSL performed a preliminary valuation of the acquired assets, assumed liabilities, and a contingent liability at February 3, 2016.

The following table summarizes the preliminary consideration paid for the Other Acquisitions (in thousands):

	BeneVir	CWind
Consideration
Cash	$1,000	$7,783
Fair value of previously held interest	4,272	—
Contingent asset	—	(2,992)
Deferred consideration	—	2,589
Total fair value of consideration transferred	$5,272	$7,380

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$16,280	$884	$—	$17,164
States, municipalities and political subdivisions	383,412	27,897	(421)	410,888
Foreign government	6,404	—	(169)	6,235
Residential mortgage-backed securities	148,872	1,728	(939)	149,661
Commercial mortgage-backed securities	67,022	1,226	(149)	68,099
Asset-backed securities	59,234	578	(452)	59,360
Corporate and other	579,262	38,491	(5,339)	612,414
Total fixed maturity securities	$1,260,486	$70,804	$(7,469)	$1,323,821
Equity securities
Common stocks	$20,028	$2,082	$(182)	$21,928
Perpetual preferred stocks	30,923	602	(750)	30,775
Total equity securities	$50,951	$2,684	$(932)	$52,703

December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,131	$1	$(49)	$17,083
States, municipalities and political subdivisions	387,427	60	(1,227)	386,260
Foreign government	6,426	3	—	6,429
Residential mortgage-backed securities	166,324	579	(588)	166,315
Commercial mortgage-backed securities	74,898	233	(96)	75,035

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asset-backed securities	34,396	106	(51)	34,451
Corporate and other	553,487	318	(7,537)	546,268
Total fixed maturity securities	$1,240,089	$1,300	$(9,548)	$1,231,841
Equity securities
Common stocks	$19,935	$1	$(1,311)	$18,625
Perpetual preferred stocks	30,901	162	(6)	31,057
Total equity securities	$50,836	$163	$(1,317)	$49,682

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized gains (losses) on investments. These investments had a fair value of $16.3 million and $21.0 million as of June 30, 2016 and December 31, 2015, respectively. The change in fair value related to these securities resulted in a net loss of approximately $0.6 million and $2.3 million for the three and six months ended June 30, 2016, respectively, and $0 for each of the three and six months ended and 2015.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale at June 30, 2016 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date (in thousands):

	Amortized	Fair
	Cost	Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$39,347	$34,784
Due after one year through five years	113,623	116,683
Due after five years through ten years	168,367	174,928
Due after ten years	664,021	720,306
Subtotal	985,358	1,046,701
Mortgage-backed securities	215,894	217,760
Asset-backed securities	59,234	59,360
Total	$1,260,486	$1,323,821

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Amortized	Fair	% of	Amortized	Fair	% of
	Cost	Value	Total	Cost	Value	Total
Finance, insurance, and real estate	$215,952	$218,022	35.6%	$223,144	$217,377	39.8%
Transportation, communication and other services	165,460	177,957	29.1%	156,022	155,175	28.4%
Manufacturing	111,434	120,617	19.7%	95,138	94,792	17.4%
Other	86,416	95,818	15.6%	79,183	78,924	14.4%
Total	$579,262	$612,414	100.0%	$553,487	$546,268	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the Condensed Consolidated Statements of Operations (“credit loss impairments”) represents the difference between the amortized cost of the securities and the net present value of their projected future cash flows

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

discounted at the effective interest rate implicit in the debt securities prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded a $0.2 million and $1.2 million impairment related to two fixed maturity securities for the three and six months ended June 30, 2016, respectively. The Company reported $1.0 million impairment within Other income (expense), net and $0.2 million impairment within Net realized gains (losses) on investments. The Company did not record any impairments on fixed maturity or equity securities during the three and six months ended June 30, 2015.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 155 and 528 fixed maturity and equity securities as of June 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	June 30, 2016		December 31, 2015
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Fixed maturity securities
Less than 20%	$(3,484)	41.5%	$(5,667)	52.2%
20% or more for less than six months	(268)	3.2%	—	—%
20% or more for six months or greater	(4,649)	55.3%	(5,198)	47.8%
Total	$(8,401)	100.0%	$(10,865)	100.0%

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include (i) whether the unrealized loss is credit-driven or a result of changes in market interest rates, (ii) the extent to which fair value is less than cost basis, (iii) cash flow projections received from independent sources, (iv) historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases, (v) near-term prospects for improvement in the issuer and/or its industry, (vi) third party research and communications with industry specialists, (vii) financial models and forecasts, (viii) the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments, (ix) discussions with issuer management, and (x) ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

The Company analyzes its MBS for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan-to-collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of June 30, 2016 and December 31, 2015, respectively. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 155 and 528 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2016 and December 31, 2015, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2016	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	8,154	(421)	—	—	8,154	(421)
Foreign government	6,235	(169)	—	—	6,235	(169)
Residential mortgage-backed securities	75,338	(939)	—	—	75,338	(939)
Commercial mortgage-backed securities	20,940	(149)	—	—	20,940	(149)
Asset-backed securities	32,764	(452)	—	—	32,764	(452)
Corporate and other	33,717	(690)	4,630	(4,649)	38,347	(5,339)
Total fixed maturity securities	$177,148	$(2,820)	$4,630	$(4,649)	$181,778	$(7,469)
Equity securities
Common stocks	$5,727	$(182)	$—	$—	$5,727	$(182)
Perpetual preferred stocks	16,970	(750)	—	—	16,970	(750)
Total equity securities	$22,697	$(932)	$—	$—	$22,697	$(932)

December 31, 2015	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	466,293	(7,537)	—	—	466,293	(7,537)
Total fixed maturity securities	$920,670	$(9,548)	$—	$—	$920,670	$(9,548)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

At June 30, 2016, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 18.3% of the gross unrealized loss and 51.1% of the fair value. At December 31, 2015, investment grade fixed maturity securities represented approximately 33.2% of the gross unrealized loss and 88.3% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Other invested assets represent approximately 4.3% and 3.9% of the Company’s total investments as of June 30, 2016 and December 31, 2015, respectively. Carrying values of other invested assets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016		December 31, 2015
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$138	$3,406	$249	$6,475
Preferred Equity	1,655	13,482	1,655	7,522
Warrants	3,097	—	3,880	—
Limited Partnerships	—	1,055	—	1,171
Joint Ventures	—	33,968	—	27,324
Total	$4,890	$51,911	$5,784	$42,492

Additionally, as of June 30, 2016 and December 31, 2015, other invested assets include common stock purchase warrants and call options accounted for under ASC 815, "Derivatives and Hedging" (in thousands):

June 30, 2016	Cost	Gains	Losses	Fair Value
Warrants	$6,384	$370	$(1,436)	$5,318
Call Options	326	—	(141)	185
Total	$6,710	$370	$(1,577)	$5,503

December 31, 2015	Cost	Gains	Losses	Fair Value
Warrants	$6,383	$428	$(2,600)	$4,211
Call Options	1,680	—	(1,048)	632
Total	$8,063	$428	$(3,648)	$4,843

Net Investment Income

For the three and six months ended June 30, 2016, the major sources of net investment income in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Fixed maturity securities, available-for-sale at fair value	$13,089	$26,355
Equity securities, available-for-sale at fair value	525	1,097
Mortgage loans	18	35
Policy loans	267	564
Other invested assets	30	172
Gross investment income	13,929	28,223
External investment expense	(222)	(437)
Net investment income	$13,707	$27,786

Net Realized Gains (Losses) on Investments

For the three and six months ended June 30, 2016, the major sources of net investment income in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized gains on fixed maturity securities	$887	$1,208
Realized losses on fixed maturity securities	(29)	(2,338)
Realized gains on equity securities	196	284
Realized losses on equity securities	—	(352)
Net realized gains (losses) on derivative instruments	1,527	(1,096)
Impairment loss	(163)	(163)
Net realized gains (losses)	$2,418	$(2,457)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below (in thousands):

June 30, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,164	$5,373	$11,733	$58
States, municipalities and political subdivisions	410,888	—	405,024	5,864
Foreign government	6,235	—	6,235	—
Residential mortgage-backed securities	149,661	—	87,372	62,289
Commercial mortgage-backed securities	68,099	—	10,536	57,563
Asset-backed securities	59,360	—	5,143	54,217
Corporate and other	612,414	6,246	589,507	16,661
Total fixed maturity securities	1,323,821	11,619	1,115,550	196,652
Equity securities
Common stocks	21,928	17,102	—	4,826
Perpetual preferred stocks	30,775	10,122	20,653	—
Total equity securities	52,703	27,224	20,653	4,826
Derivatives	5,503	185	—	5,318
Contingent asset	2,813	—	—	2,813
Total assets accounted for at fair value	$1,384,840	$39,028	$1,136,203	$209,609

Liabilities
Warrant liability	$2,772	$—	$—	$2,772
Deferred consideration	2,218	—	—	2,218
Total liabilities accounted for at fair value	$4,990	$—	$—	$4,990

December 31, 2015		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,083	$5,753	$11,257	$73
States, municipalities and political subdivisions	386,260	—	380,601	5,659
Foreign government	6,429	—	6,429	—
Residential mortgage-backed securities	166,315	—	87,296	79,019
Commercial mortgage-backed securities	75,035	—	14,510	60,525
Asset-backed securities	34,451	—	6,798	27,653
Corporate and other	546,268	7,090	525,234	13,944
Total fixed maturity securities	1,231,841	12,843	1,032,125	186,873
Equity securities
Common stocks	18,625	13,693	—	4,932
Perpetual preferred stocks	31,057	10,271	20,786	—
Total equity securities	49,682	23,964	20,786	4,932
Derivatives	4,843	632	—	4,211
Total assets accounted for at fair value	$1,286,366	$37,439	$1,052,911	$196,016

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liabilities
Warrant liability	$4,332	$—	$—	$4,332
Total liabilities accounted for at fair value	$4,332	$—	$—	$4,332

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $1.1 million corporate and other bonds and $0.5 million preferred stock from Level 1 into Level 2 during the six months ended June 30, 2016, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for the three months ended June 30, 2016 and the three and six months ended June 30, 2015.

Lack of availability of secondary market activity for certain asset-backed securities ("ABS") and MBS during the three and six months ended June 30, 2016 impacted the market observable inputs used to establish fair values. This availability, coupled with less consistent pricing from third-party sources, resulted in the Company's conclusion that there was not sufficient trading activity in these instruments to support classifying these securities as Level 2 as of June 30, 2016. Accordingly, the Company’s assessment resulted in a net transfer into Level 3 of $0.9 million and $3.0 million related to ABS and MBS during the three and six months ended June 30, 2016. There were no transfers into or out of Level 3 for the three and six months ended June 30, 2015.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below:

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Equity Securities. The balance consists principally of common and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities, for which quoted market prices are not readily available, are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. The fair value of common stock of privately held companies was determined using unobservable market inputs, including volatility and underlying security values and was classified as Level 3.

Cash Equivalents. The balance consists of money market instruments, which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. Various time deposits carried as cash equivalents are not measured at estimated fair value and therefore are excluded from the tables presented.

Derivatives. The balance consists of common stock purchase warrants and call options. The fair values of the call options are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. Depending on the terms, the common stock warrants were valued using either Black-Scholes analysis or Monte Carlo Simulation. Fair value was determined using unobservable market inputs, including volatility and underlying security values, therefore the common stock purchase warrants were classified as Level 3.

Warrant Liability. The balance consists of the warrants issued in connection with the acquisition of the Insurance Companies and recorded within other liabilities on the Consolidated Balance Sheets. Fair value was determined using Monte Carlo Simulation. Monte Carlo Simulation was utilized because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from prior periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of one hundred unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all one hundred independent price paths represents the estimate of fair value for each combination of assumption. Therefore, the warrant liability was classified as Level 3.

Level 3 Measurements and Transfers

Changes in balances of Level 3 financial assets carried at fair value during the three and six months ended June 30, 2016 and 2015 are presented below (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$53	$—	$5	$—	$—	$—	$—	$58
States, municipalities and political subdivisions	5,761	101	2	—	—	—	—	5,864
Residential mortgage-backed securities	75,200	(544)	541	—	(4,661)	1,496	(9,743)	62,289
Commercial mortgage-backed securities	54,605	(199)	304	—	(1,201)	6,765	(2,711)	57,563
Asset-backed securities	45,403	23	1,141	18,407	(13,722)	7,511	(4,546)	54,217
Corporate and other	12,486	177	1,325	600	(18)	2,091	—	16,661
Total fixed maturity securities	193,508	(442)	3,318	19,007	(19,602)	17,863	(17,000)	196,652
Equity securities
Common stocks	4,576	—	250	—	—	—	—	4,826
Total equity securities	4,576	—	250	—	—	—	—	4,826
Derivatives	3,087	99	2,132	—	—	—	—	5,318
Contingent asset	2,992	(179)	—	—	—	—	—	2,813
Total financial assets	$204,163	$(522)	$5,700	$19,007	$(19,602)	$17,863	$(17,000)	$209,609

Liabilities
Warrant liability	$2,358	$414	$—	$—	$—	$—	$—	$2,772
Deferred consideration	2,589	(371)	—	—	—	—	—	2,218
Total financial liabilities	$4,947	$43	$—	$—	$—	$—	$—	$4,990

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$3	$—	$(18)	$—	$—	$58
States, municipalities and political subdivisions	5,659	199	6	—	—	—	—	5,864
Residential mortgage-backed securities	79,019	(1,683)	386	—	(8,016)	7,883	(15,300)	62,289
Commercial mortgage-backed securities	60,525	(491)	938	—	(5,016)	7,150	(5,543)	57,563
Asset-backed securities	27,653	55	721	33,067	(14,022)	12,422	(5,679)	54,217
Corporate and other	13,944	158	(71)	600	(61)	2,091	—	16,661
Total fixed maturity securities	186,873	(1,762)	1,983	33,667	(27,133)	29,546	(26,522)	196,652
Equity securities
Common stocks	4,932	—	(106)	—	—	—	—	4,826
Total equity securities	4,932	—	(106)	—	—	—	—	4,826
Derivatives	4,211	(1,025)	2,132	—	—	—	—	5,318
Contingent asset	—	(179)	—	2,992	—	—	—	2,813
Total financial assets	$196,016	$(2,966)	$4,009	$36,659	$(27,133)	$29,546	$(26,522)	$209,609

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liabilities
Warrant liability	$4,332	$(1,560)	$—	$—	$—	$—	$—	$2,772
Deferred consideration	—	(371)	—	2,589	—	—	—	2,218
Total financial liabilities	$4,332	$(1,931)	$—	$2,589	$—	$—	$—	$4,990

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2015
Assets
Fixed maturity securities
Corporate and other	$3,205	$—	$—	$10,060	$—	$—	$—	$13,265
Total fixed maturity securities	3,205	—	—	10,060	—	—	—	13,265
Derivatives	295	—	—	6,036	—	—	—	6,331
Total financial assets	$3,500	$—	$—	$16,096	$—	$—	$—	$19,596

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances		Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2015
Assets
Fixed maturity securities
Corporate and other	$250	$—	$—	$13,015	$—	$—	$—	$13,265
Total fixed maturity securities	250	—	—	13,015	—	—	—	13,265
Derivatives	—	—	—	6,331	—	—	—	6,331
Total financial assets	$250	$—	$—	$19,346	$—	$—	$—	$19,596

Since internally developed Level 3 asset fair values represent less than 1% of the Company’s total assets, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2016 and December 31, 2015. This table excludes carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands).

June 30, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$4,165	$4,166	$—	$—	$4,166
Policy loans	18,311	18,311	—	18,311	—
Other invested assets	4,889	2,430	—	—	2,430
Total assets not accounted for at fair value	$27,365	$24,907	$—	$18,311	$6,596
Liabilities
Annuity benefits accumulated (1)	$256,014	$253,976	$—	$—	$253,976
Long-term obligations (2)	337,272	310,428	—	310,428	—
Total liabilities not accounted for at fair value	$593,286	$564,404	$—	$310,428	$253,976

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2015			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,252	$1,252	$—	$—	$1,252
Policy loans	18,476	18,476	—	18,476	—
Other invested assets	5,784	3,434	—	—	3,434
Total assets not accounted for at fair value	$25,512	$23,162	$—	$18,476	$4,686
Liabilities
Annuity benefits accumulated (1)	$257,454	$258,847	$—	$—	$258,847
Long-term obligations (2)	319,180	310,307	—	310,307	—
Total liabilities not accounted for at fair value	$576,634	$569,154	$—	$310,307	$258,847
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 840.

Mortgage Loans on Real Estate. The fair value of mortgage loans on real estate is estimated by discounting cash flows, both principal and interest, using current interest rates for mortgage loans with similar credit ratings and similar remaining maturities. As such, inputs include current treasury yields and spreads, which are based on the credit rating and average life of the loan, corresponding to the market spreads. The valuation of mortgage loans on real estate is considered Level 3 in the fair value hierarchy.

Policy Loans. The policy loans are reported at the unpaid principal balance and carry a fixed interest rate. The Company determined that the carrying value approximates fair value because (i) policy loans present no credit risk as the amount of the loan cannot exceed the obligation due upon the death of the insured or surrender of the underlying policy; (ii) there is no active market for policy loans (i.e., there is no commonly available exit price to determine the fair value of policy loans in the open market); (iii) policy loans are intricately linked to the underlying policy liability and, in many cases, policy loan balances are recovered through offsetting the loan balance against the benefits paid under the policy; and (iv) policy loans can be repaid by policyholders at any time, and this prepayment uncertainty reduces the potential impact of a difference between amortized cost (carrying value) and fair value. The valuation of policy loans is considered Level 2 in the fair value hierarchy.

Other Invested Assets. The balance primarily includes common stock purchase warrants. The fair values were derived using Black-Scholes analysis using unobservable market inputs, including volatility and underlying security values; therefore, the common stock purchase warrants were classified as Level 3.

Annuity Benefits Accumulated. The fair value of annuity benefits was determined using the surrender values of the annuities and classified as Level 3.

Long-term Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Contract receivables:
Contracts in progress	$122,933	$103,178
Unbilled retentions	37,991	31,195
Trade receivables	61,162	77,084
Other receivables	725	190
Allowance for doubtful accounts	(1,516)	(794)
	$221,295	$210,853

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Costs incurred on contracts in progress	$573,364	$597,656
Estimated earnings	109,437	99,985
	682,801	697,641
Less progress billings	695,942	679,532
	$(13,141)	$18,109
The above is included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$29,957	$39,310
Billings in excess of costs and recognized earnings on uncompleted contracts	43,098	21,201
	$(13,141)	$18,109

8. Inventory

Inventory consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$9,673	$10,485
Work in process	1,210	1,289
Finished goods	233	346
	$11,116	$12,120

9. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers assets as of June 30, 2016 and December 31, 2015 (in thousands):

		June 30, 2016		December 31, 2015
Reinsurer	A.M. BestRating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$138,346	26.3%	$133,646	25.5%
Great American Life Insurance Co	A	45,541	8.7%	44,748	8.6%
Hannover Life Reassurance Co	A+	342,271	65.0%	344,168	65.9%
Total		$526,158	100.0%	$522,562	100.0%

10. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2016 are as follows (in thousands):

	Manufacturing	Marine Services	Telecom	Utilities	Insurance	Life Sciences	Other	Total
Balance as of December 31, 2015	$24,490	$1,134	$3,378	$1,374	$29,021	$—	$1,781	$61,178
Acquisition of business	—	1,528	—	—	17,592	3,633	—	22,753
Balance as of June 30, 2016	$24,490	$2,662	$3,378	$1,374	$46,613	$3,633	$1,781	$83,931

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indefinite-lived Intangible Assets

The acquisition of the Insurance Companies resulted in the acquisition of state licenses, which are indefinite-lived intangible assets, not subject to amortization valued at $4.9 million as of June 30, 2016. In addition, the acquisition of BeneVir resulted in the recording of an in-process research and development intangible asset not subject to amortization of $6.4 million.

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Manufacturing	Marine Services	Utilities	Life Sciences	Other	Corporate	Total
Trade names
Balance as of December 31, 2015	$4,005	$601	$5,407	$—	$—	$—	$10,013
Amortization	(149)	(167)	(316)	—	—	—	(632)
Acquisition of business	—	2,626	—	—	—	—	2,626
Balance as of June 30, 2016	$3,856	$3,060	$5,091	$—	$—	$—	$12,007

Customer relationships
Balance as of December 31, 2015	$—	$6,794	$4,444	$—	$—	$—	$11,238
Amortization	—	(240)	(221)	—	—	—	(461)
Acquisition of business	—	—	242	—	—	—	242
Balance as of June 30, 2016	$—	$6,554	$4,465	$—	$—	$—	$11,019

Developed technology
Balance as of December 31, 2015	$—	$810	$—	$—	$2,279	$—	$3,089
Amortization	—	(143)	—	—	(638)	—	(781)
Balance as of June 30, 2016	$—	$667	$—	$—	$1,641	$—	$2,308

Other
Balance as of December 31, 2015	$—	$—	$20	$177	$—	$22	$219
Amortization	—	—	—	(2)	—	—	(2)
Acquisition of business	—	—	68	48	—	—	116
Balance as of June 30, 2016	$—	$—	$88	$223	$—	$22	$333

Total amortizable intangible assets
Balance as of December 31, 2015	$4,005	$8,205	$9,871	$177	$2,279	$22	$24,559
Amortization	(149)	(550)	(537)	(2)	(638)	—	(1,876)
Acquisition of business	—	2,626	310	48	—	—	2,984
Balance as of June 30, 2016	$3,856	$10,281	$9,644	$223	$1,641	$22	$25,667

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Long-term care insurance reserves	$1,384,046	$1,354,151
Traditional life insurance reserves	103,673	104,450
Other accident and health insurance reserves	137,841	133,336
Total life, accident and health reserves	$1,625,560	$1,591,937

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Long-Term Obligations

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Secured Notes collateralized by the Company's assets, with interest payable semi-yearly based on a fixed annual interest rate of 11.0% with principal due in 2019	$307,000	$307,000
Notes payable and revolving lines of credit, collateralized by CWind's assets, with a fixed rate interest payable and principal payable monthly, with various maturity dates	20,269	—
Note payable collateralized by GMSL's assets, with interest payable monthly at LIBOR plus 3.65% and principal payable monthly, maturing in 2019	3,031	5,260
Note payable collateralized by Schuff's real estate, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $1.9 million, maturing in 2019	3,698	4,011
Note payable collateralized by Schuff's equipment, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $1.2 million, maturing in 2019	7,091	8,129
Note payable collateralized by Schuff's assets, with interest payable monthly at LIBOR plus 4% and principal payable monthly, with one final balloon payment of $0.3 million, maturing in 2018	1,952	2,238
Line of credit collateralized by Schuff's HOPSA engineering equipment, with interest payable monthly at 5.25% plus 1% of special interest compensation fund	1,900	1,600
Note payable collateralized by ANG's assets, with interest payable monthly at 5.5% and principal payable monthly, maturing in 2018	581	660
Note payable collateralized by ANG's assets, with an interest only provision for the first year, payable monthly at LIBOR plus 3% and interest payable at 4.3% and principal payable monthly thereafter, maturing in 2023	3,500	—
Obligations under capital leases	54,186	52,697
Other	14	19
Credit and security agreement for Schuff to advance up to a maximum amount of $50.0 million	—	—
Subtotal	403,222	381,614
Original issue (discount) / premium and debt issuance costs on Senior Secured Notes	(8,733)	(9,738)
Total long-term obligations	$394,489	$371,876

Aggregate capital lease and debt maturities are as follows (in thousands):

	Capital Leases	Debt	Total
2016	$3,459	$24,720	$28,179
2017	6,892	46,876	53,768
2018	10,069	43,354	53,423
2019	9,937	347,665	357,602
2020	9,943	3,294	13,237
Thereafter	27,813	6,273	34,086
Total minimum principal & interest payments	68,113	472,182	540,295
Less: Amount representing interest	(13,927)	(123,146)	(137,073)
	$54,186	$349,036	$403,222

11.0% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “November 2014 Notes”). The November 2014 Notes were issued at a price of 99.05% of principal amount, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the November 2014 Notes were used to repay a senior secured credit facility, which had provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million (the “September Credit Facility”), entered into in connection with the Company's acquisition of GMSL. On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “March 2015 Notes”). The March 2015 Notes were issued at a price of 100.5% of principal amount, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, the Company issued an

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional $5.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “August 2015 Notes”). The August 2015 Notes were issued in consideration for a release of claims by holders of the Preferred Stock discussed below (see Note 17 - Equity for additional information). On December 24, 2015, the Company issued an additional $2.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the "December 2015 Notes"). All of the 11.0% Senior Secured Notes due 2019 (collectively, the "11.0% Notes") were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11.0% Notes Indenture”).

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

Certain Covenants. The 11.0% Notes Indenture contains covenants limiting, among other things, the ability of HC2 and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness or issue certain types of redeemable equity interests; create liens; engage in sale-leaseback transactions; pay dividends; make distributions in respect of capital stock and make certain other restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of June 30, 2016, HC2 was in compliance with these covenants.

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

Schuff Credit Facilities

Schuff entered into a Credit and Security Agreement (“Schuff Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo initially agreed to advance up to a maximum amount of $50.0 million to Schuff, including up to $5.0 million of letters of credit.

On January 23, 2015, Schuff entered into an amendment to the Schuff Facility, pursuant to which Wells Fargo agreed to increase the maximum amount of the Schuff Facility that could be used to issue letters of credit from $5.0 million to $14.5 million.

The Schuff Facility has a floating interest rate of LIBOR plus 3.0% (3.63% at June 30, 2016) and requires monthly interest payments. As of June 30, 2016 and December 31, 2015, Schuff had $3.9 million in outstanding letters of credit issued under the facility, of which $0 have been drawn. The Schuff Facility is secured by a first priority, perfected security interest in all of Schuff’s assets, excluding the real estate, and its present and future subsidiaries and a second priority, perfected security interest in all of Schuff’s real estate. The security agreements pursuant to which Schuff’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The Schuff Facility contains various restrictive covenants. At June 30, 2016, Schuff was in compliance with these covenants.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 6, 2014, Schuff entered into an amendment to the Schuff Facility, pursuant to which Wells Fargo extended the maturity date of the Schuff Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the line of credit and allowed for the issuance of additional loans in the form of notes totaling $5.0 million, secured by its real estate (“Real Estate Term Advance”). At June 30, 2016 and December 31, 2015, Schuff had borrowed $3.7 million and $4.0 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

On October 21, 2014, Schuff further amended the Schuff Facility to allow for the issuance of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, secured by its real estate (“Real Estate (2) Term Advance (Working Capital)”), each as separate tranches of debt under the facility. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments. At June 30, 2016 and December 31, 2015, there was $7.1 million and $8.1 million, respectively, outstanding under the Real Estate (2) Term Advance (M&E) and $2.0 million and $2.2 million, respectively, outstanding under the Real Estate (2) Term Advance (Working Capital).

Schuff Hopsa Engineering, Inc. (“SHE”), a joint venture which Schuff consolidates, has a Line of Credit Agreement (“International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3.5 million to SHE. The line of credit is secured by a first priority, perfected security interest in SHE’s property and plant. The interest rate is 5.25% plus 1.0% of the special interest compensation fund. The International LOC contains covenants that, among other things, limit SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

At June 30, 2016, SHE had $1.9 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $1.6 million available under the International LOC at June 30, 2016.

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). The GMSL Facility has a 4.5 year term and bears interest at the rate of USD LIBOR plus 3.65% rate. As of June 30, 2016 and December 31, 2015, $3.0 million and $5.3 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At June 30, 2016, GMSL was in compliance with these covenants.

CWind Credit Facilities

GMSL acquired CWind in February 2016 and assumed liability for all of CWind's outstanding loans. CWind currently maintains 13 notes payable related to its vessels, with maturities ranging between 2018 and 2024 and interest rates varying between 5.25% and 10.0%. The initial aggregate principle amount outstanding under all 13 notes was GBP 17.4 million. As of June 30, 2016, the outstanding aggregate principal amount of the notes was GBP 14.2 million. CWind also has a note payable related to a series of sundry assets, bearing an annual interest rate of 15.3% and maturing in 2018 with a principal of GBP 0.2 million and an outstanding debt balance of GBP 0.16 million as of June 30, 2016.

CWind also has two revolving lines of credit, one based in the UK with a capacity of GBP 3.0 million and an interest rate of 2.65% over Barclays' Base Rate of 0.5% and one based in Germany with a capacity of EUR 3.0 million and an interest rate of 2.0% over Barclays' Base Rate of 0.5%. As of June 30, 2016 CWind had borrowings outstanding under the UK and German lines of credit of GBP 1.0 million and EUR 0.02 million, respectively.

GMSL Capital Leases

GMSL is a party to two leases to finance the use of two vessels: the Innovator (the “Innovator Lease”) and the Cable Retriever (the “Cable Lease,” and together with the Innovator Lease, the “GMSL Leases”). The Innovator Lease was restructured effective May 31, 2016, extending the lease to 2025. The principal amount thereunder bears interest at the rate of approximately 10.4%. The Cable Lease expires in 2023. The principal amount thereunder bears interest at the rate of approximately 4.0%.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2016 and December 31, 2015, $54.2 million and $52.7 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a five year term and bears interest at the rate of 5.5%. As of June 30, 2016 and December 31, 2015, $0.6 million and $0.7 million, respectively, remained outstanding under this term loan.

On June 13, 2016, ANG entered into a seven year delayed draw term note for $6.5 million with Pioneer Savings Bank (“Pioneer”). The note includes an interest only provision for the first year and will mature on July 1, 2023. The interest rate on this loan is LIBOR plus 3.0% for the first year and a fixed rate of 4.3% thereafter. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision and interest at monthly LIBOR plus 3.0%. On June 14, 2016, ANG utilized $3.5 million of aggregate principal from the delayed draw term note. As of June 30, 2016, ANG had $3.5 million in borrowings under the delayed draw term note and $0 under the revolving demand note.

13. Income Taxes

Income Tax Benefit

Income tax was an expense of $0.2 million and an expense of $2.7 million for the three months ended June 30, 2016 and 2015, and a benefit of $2.3 million and a benefit of $3.3 million for the six months ended June 30, 2016 and 2015.

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18) to calculate its first quarter 2016 interim tax provision.

NOL Limitation

The Company has an estimated NOL carryforward for U.S. federal tax purposes in the amount of $87.1 million. In the first quarter of 2014, substantial acquisitions of the Company's stock were reported by new beneficial owners of 5.0% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and 1,500,000 shares of common stock to finance the acquisition of Schuff. During the second quarter the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year. On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering which the Company believes resulted in a Section 382 ownership change resulting in an additional annual limitation to cumulative carryforward. NOLs of approximately $83.1 million are subject to this new limitation. The Company does not believe that any NOLs will expire as a result of the November 2015 ownership change.

Unrecognized Tax Benefits

The Company follows the provision of ASC 740-10, “Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. The amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2) ("PTGi").  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility but that Globility breached the letter of intent by selling the licenses to Inukshuk. Xplornet also alleges similar claims against Inukshuk, and seeks damages from all defendants in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., the Company (f/k/a PTGi), Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement. Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and PTGi.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company. The Company and Inukshuk have moved for summary judgment against Xplornet, arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue. The hearing on summary judgment is scheduled for September 27, 2016.

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

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of Schuff was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the Schuff board of directors and HC2, the controlling stockholder of Schuff, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of Schuff International following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. Defendants are currently in the discovery phase of the case, and have substantially completed their production of documents to plaintiffs. The parties have negotiated an extension of the deadline to complete fact depositions, which was originally July 8, 2016, until October 17, 2016. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend our interests vigorously.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

15. Employee Retirement Plans

The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost - benefits earning during the period	$17	$15	$34	$31
Interest cost on projected benefit obligation	1,878	1,833	3,755	3,665
Expected return on assets	(1,991)	(1,877)	(3,983)	(3,754)
Actuarial gain	—	128	—	256
Foreign currency gain (loss)	3	(3)	6	(6)
Net pension (benefit) expense end of period	$(93)	$96	$(188)	$192

The Company previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $7.2 million to its pension plans in 2016. As of June 30, 2016, $1.4 million contributions have been made. Due to current funding levels, the Company does not anticipate contributing further funds to its pension plans in 2016.

16. Share-Based Compensation

On April 11, 2014, the HC2’s board of directors adopted the HC2 Holdings, Inc. 2014 Omnibus Equity Award Plan (the “Omnibus Plan”), which was approved by our stockholders at the annual meeting of stockholders held on June 12, 2014. The Omnibus Plan provides that no further awards will be granted pursuant to the Company’s Management Compensation Plan, as amended (the “Prior Plan”). However, awards that had been previously granted pursuant to the Prior Plan will continue to be subject to and governed by the terms of the Prior Plan. As of June 30, 2016, there were 465,241 shares of the Company’s common stock underlying outstanding awards under the Prior Plan.

The Compensation Committee of HC2's board of directors administers HC2's Omnibus Plan and the Prior Plan and has broad authority to administer, construe and interpret the plans.

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

The Company granted 1,506,848 and 691,205 options during the six months ended June 30, 2016 and 2015, respectively. Of the total options granted during the six months ended June 30, 2016 and 2015, 6,848 and 169,697, respectively, of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2016 and 2015 was $1.09 and $3.16, respectively, per option. The

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Six Months Ended June 30,
	2016	2015
Expected option life (in years)	4.70 - 6.00	5.25
Risk-free interest rate	1.27% - 1.35%	1.49% - 1.68%
Expected volatility	39.58% - 55.58%	36.29% - 39.58%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements during the three months ended June 30, 2016 and 2015 was $1.7 million and $2.4 million, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements during the six months ended June 30, 2016 and 2015 was $4.9 million and $5.1 million, respectively. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	790,688	$8.14
Granted	275,022	$3.82
Vested	(711,493)	$7.92
Forfeitures	(7,611)	$6.17
Unvested - June 30, 2016	346,606	$5.22

 As of June 30, 2016, the unvested restricted stock represented $1.0 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.0 years. The number of shares of unvested restricted stock expected to vest is 342,412.

Stock Options

A summary of the Company’s stock option activity and respective weighted average exercise price during the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2015	5,361,285	$5.48
Granted	1,506,848	$10.49
Exercised	—	$—
Forfeitures	(1,000)	$4.06
Outstanding - June 30, 2016	6,867,133	$6.58

Eligible for exercise	3,949,450	$5.33

As of June 30, 2016, intrinsic value and average remaining life of the Company's outstanding and exercisable options were $0.4 million and $0.3 million and 8.54 and 8.13 years, respectively.

As of June 30, 2016, the Company had 2,917,683 unvested stock options outstanding, of which $3.3 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.99 years. The number of unvested

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock options expected to vest is 2,917,218 shares, with a weighted average remaining life of 8.54 years, a weighted average exercise price of $6.58, and an intrinsic value of $0.1 million.

17. Equity

At June 30, 2016 and December 31, 2015, there were 35,574,331 and 35,249,749 shares of common stock outstanding, respectively. At June 30, 2016 and December 31, 2015, there were 52,308 and 53,172 shares of Preferred Stock outstanding.

Preferred and Common Stock

On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price related to the acquisition of Schuff. Each share of Series A Preferred Stock is convertible at a conversion price of $4.25. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (the "Series A-2 Preferred Stock" and together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $7.93. The Company has amended the certificates of designation governing the Series A-1 Preferred Stock to reflect the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and to make certain other technical and administrative changes to conform the terms of the Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock.

The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.5% of the accreted value thereof. In addition, the accrued value of the Preferred Stock accretes quarterly at an annualized rate of 4.0% that will be reduced to 2.0% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value.

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

Certain certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendments”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. As payment for the release of claims, the Company issued $5.0 million aggregate principal amount of the 11.0% Notes to the holders of the Preferred Stock. The Company recorded this payment to other income (expense), net in August 2015.

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

During the six months ended June 30, 2016, 864 shares of Series A-1 Preferred Stock were converted into 206,057 shares of common stock at the option of the holder. During the six months ended June 30, 2015 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock at the option of the holder.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends

During 2016, HC2's board of directors declared cash dividends with respect to HC2’s issued and outstanding preferred stock, as presented in the following table (Total Dividend amount presented in thousands):

Declaration Date	March 31, 2016	June 30, 2016
Holders of Record Date	March 31, 2016	June 30, 2016
Payment/Accrual Date	April 15, 2016	July 15, 2016
Total Dividend	$988	$988

18. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners with respect to the provision of shared services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.8 million and $0.4 million of expenses under the Services Agreement for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $1.4 million and $0.7 million of expenses under the Services Agreement for the six months ended June 30, 2016 and 2015, respectively.

In April 2015, the Company purchased a $16.1 million convertible debenture of Gaming Nation, Inc. ("Gaming Nation"). On February 22, 2016, Gaming Nation purchased 41,204 shares of the common stock of DMi, then a wholly-owned subsidiary of HC2 Holdings 2, Inc. The purchase price paid by Gaming Nation for the shares was $4.0 million.  As part of the investment, Gaming Nation was given the right to designate one member of the DMi board of directors, and the number of directors was increased to five in connection with the investment.

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Global Marine Holdings, LLC incurred management fees of $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

GMSL has investments in various entities upon which it exercises significant influence. A summary of transactions with such entities during the three and six months ended June 30, 2016 and 2015 and balances outstanding at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$6,220	$8,763	$11,495	$14,436
Operating expenses	$927	$998	$2,157	$1,968
Interest expense	$383	$412	$753	$822
Dividends received	$—	$—	$418	$—

	June 30, 2016	December 31, 2015
Accounts receivable	$6,464	$5,058
Long-term debt	$38,416	$37,627
Accounts payable	$221	$9

19. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom; and Other. The Company has seven reportable operating segments based on management’s organization of the enterprise - Manufacturing,

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marine Services, Insurance, Telecommunications, Utilities, Life Sciences and Other. The Company also has a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenue by Geographic Region
United States	$270,088	$174,028	$496,453	$321,163
United Kingdom	88,321	102,075	192,338	153,069
Other	884	4,879	2,246	8,558
Total	$359,293	$280,982	$691,037	$482,790

Net Revenue by Segment
Manufacturing	$124,332	$130,985	$243,413	$257,851
Marine Services	33,357	43,875	65,645	70,877
Insurance	36,162	—	65,300	—
Telecommunications	164,015	103,965	313,836	150,682
Utilities	1,279	1,368	2,486	2,591
Other	148	789	357	789
Total	$359,293	$280,982	$691,037	$482,790

Depreciation and Amortization
Manufacturing	$302	$498	$831	$977
Marine Services	5,725	4,323	10,522	8,602
Insurance (1)	(1,120)	—	(1,739)	—
Telecommunications	140	98	246	196
Utilities	468	397	897	795
Life Sciences	36	1	55	2
Other	336	161	672	161
Total	$5,887	$5,478	$11,484	$10,733

Income (Loss) from Operations
Manufacturing	$14,926	$11,082	$23,081	$17,261
Marine Services	(94)	4,394	(4,290)	7,683
Insurance	2,273	(130)	(7,136)	(130)
Telecommunications	1,039	118	1,216	(89)
Utilities	(18)	(258)	(90)	(474)
Life Sciences	(2,407)	(1,690)	(4,744)	(2,925)
Other	(2,525)	(1,611)	(4,263)	(1,852)
Non-operating Corporate	(7,575)	(8,873)	(17,886)	(16,330)
Total	$5,619	$3,032	$(14,112)	$3,144

Capital Expenditures (2)
Manufacturing	$1,716	$691	$3,811	$1,848
Marine Services	1,164	7,804	3,798	9,372
Telecommunications	298	—	320	10
Utilities	3,658	1,269	5,317	1,658
Life Sciences	29	26	131	26
Other	11	—	11	—
Non-operating Corporate	5	—	5	—
Total	$6,881	$9,790	$13,393	$12,914
(1) Balance represents amortization of negative VOBA, which increases net income.
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016	December 31, 2015
Investments
Marine Services	$33,968	$27,324
Insurance	1,428,216	1,314,448
Life Sciences	12,336	4,888
Other	13,195	22,395
Eliminations	(26,411)	(14,685)
Total	$1,461,304	$1,354,370

Property, Plant and Equipment, net
United States	$91,792	$82,540
United Kingdom	146,923	126,921
Other	4,782	5,005
Total	$243,497	$214,466

Total Assets
Manufacturing	$287,432	$268,242
Marine Services	276,434	249,003
Insurance	2,026,908	1,952,402
Telecommunications	82,780	114,633
Utilities	38,165	31,462
Life Sciences	27,521	16,494
Other	23,070	34,841
Non-operating Corporate	83,015	75,435
Total	$2,845,325	$2,742,512

20. Backlog

Schuff’s backlog was $344.3 million, with $261.1 million under contracts or purchase orders and $83.2 million under letters of intent at June 30, 2016. Schuff’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. Schuff’s backlog can be significantly affected by the receipt and loss of individual contracts. Approximately $175.3 million, representing 50.9% of Schuff’s backlog at June 30, 2016, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments were terminated or their scope reduced, Schuff’s backlog could decrease substantially.

21. Basic and Diluted Loss Per Common Share

Earnings per share ("EPS") is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the “treasury” method.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to common stock and participating preferred stockholders	$891	$(11,979)	$(30,640)	$(18,295)
Loss from discontinued operations	—	(11)	—	(20)
Net income (loss) attributable to common stock and participating preferred stockholders	$891	$(11,990)	$(30,640)	$(18,315)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Common stock outstanding	35,518	25,514	35,391	24,838
Preferred stock (as-converted basis)	10,872	—	—	—
Total	46,390	25,514	35,391	24,838

Percentage of income (loss) allocated to:
Common Stock	77%	100%	100%	100%
Preferred Stock	23%	—%	—%	—%

Income (loss) attributable to common shares - basic:
Income (loss) from continuing operations	$686	$(11,979)	$(30,640)	$(18,295)
Gain (loss) from discontinued operations	—	(11)	—	(20)
Net income (loss)	$686	$(11,990)	$(30,640)	$(18,315)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	35,518	25,514	35,391	24,838
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	125	—	—	—
Weighted average common shares outstanding - diluted	35,643	25,514	35,391	24,838

Basic and Diluted earnings per share
Net income (loss) attributable to common stock and participating preferred stockholders - basic	$0.02	$(0.47)	$(0.87)	$(0.74)

Net income (loss) attributable to common stock and participating preferred stockholders - diluted	$0.02	$(0.47)	$(0.87)	$(0.74)

Earnings allocable to Participating Security Holders:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Participating Security Holders	$3	$—	$—	$—

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	35,518	25,514	35,391	24,838
Add: effect of assumed shares under treasury stock method for stock options and restricted shares	125	—	—	—
Weighted average common shares outstanding - diluted	35,643	25,514	35,391	24,838

Basic and Diluted earnings per share
Net income (loss) attributable to Participating security holders - basic	$—	$—	$—	$—

Net income (loss) attributable to Participating security holders - diluted	$—	$—	$—	$—

22. Subsequent Events

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance date through the date of the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

On July 23, 2016, the Company entered into an agreement with affiliates of Luxor Capital Partners, LP ("Luxor") to convert 9,000 shares of the Company's Series A-1 Convertible Participating Preferred Stock into 2,119,765 shares of the Company's

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock and an agreement with Corrib Master Fund, Ltd. ("Corrib") to convert 1,000 shares of the Company's Series A Convertible Participating Preferred Stock into 238,492 shares of the Company's common stock. In consideration for Luxor and Corrib agreeing to convert and forgoing certain dividends they would have otherwise been entitled to receive had they not converted their Preferred Stock, HC2 issued an additional 136,149 and 15,318 shares of the Company's common stock to Luxor and Corrib respectively, and the Company will be required to issue additional shares to Luxor and Corib in the future with a value based on the dividends they would have received had they not converted their shares of Preferred Stock. As a result of these conversions, the current cumulative outstanding accrued value of the Company's series A, A-1 and A-2 Convertible Participating Preferred Stock was reduced to $42.7 million, which are currently convertible into 8.5 million shares of the Company's common stock.

On August 5, 2016, ANG purchased a compressed natural gas fueling station located in Arkansas for $5.5 million.

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

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. without its subsidiaries, and the “Company,” “we”, "us" and “our” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments:

1.Our Manufacturing segment includes Schuff International, Inc. ("Schuff") and its wholly-owned subsidiaries. Schuff is an integrated fabricator and erector of structural steel and heavy steel plates with headquarters in Phoenix, Arizona. Schuff has operations in Arizona, Georgia, Texas, Kansas and California, with its construction projects primarily located in those states. In addition, Schuff has construction projects in select international markets, primarily Panama through Schuff Hopsa Engineering, Inc., a Panamanian joint venture with Empresas Hopsa, S.A. that provides steel fabrication services. The Company maintains a 91% controlling interest in Schuff.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Insurance segment includes United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, "CII" or the "Insurance Companies"). The Insurance Companies provide long-term care, life and annuity coverage to approximately 95,000 individuals. The benefits provided help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company owns 100% of the Insurance Companies.

4.Our Utilities segment includes American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel headquartered in the Northeast. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains control of and a 49.99% ownership interest in ANG.

5.Our Telecommunications segment includes PTGI-ICS. PTGI-ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol ("VOIP") service operators and Internet service providers from our International Carrier Services ("ICS") business unit. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company owns 100% of PTGi-ICS.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns (i) a 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 61% interest in R2 Dermatology (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) a 60% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors and invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we invest in and grow developmental stage companies we believe have significant growth potential. In this segment, we currently have a 56% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games.

We continually monitor and evaluate a variety of key indicators of our underlying platform companies in order to assess their performance with the goal of maximizing shareholder value. These indicators include but are not limited to: revenue, cost of revenue, operating profit, earnings before interest, taxes and depreciation and amortization ("EBITDA"), Insurance AOI (as defined below), and free cash flow. We work closely with our operating subsidiaries' executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing needs at the subsidiary level.

As part of our strategy to grow a diversified holding company we continually monitor acquisition opportunities and, in December 2015, we successfully capitalized on our structure and continued adding to our platform of companies with the acquisition of Insurance Companies.

The ongoing possibility of acquisitions and new business alternatives, while strategic, may result in acquiring assets unrelated to our current or historical operations. In addition, we face significant competition for acquisitions opportunities, including from numerous companies with a business plan similar to ours. As part of any acquisition strategy, we may raise capital in the form of debt or equity securities or a combination thereof to the extent permitted to do so under our and our subsidiaries' debt facilities and instruments and outstanding preferred stock. See “Liquidity and Capital Resources.”

We believe our platform and strategy will enable us to deliver strong financial results while positioning the Company for long-term growth. Furthermore, the unique alignment of our executive compensation program with our objective of increasing shareholder value is paramount to executing on our vision of long-term growth while maintaining our disciplined approach.

Seasonality

Other than as described below our businesses are not materially affected by seasonality.

Marine Services

Net revenue within our Marine Services segment can fluctuate depending on the season. Revenues are relatively stable for maintenance business as the core driver is the annual contractual obligation. However, this is not the case with installation business (other than for long-term charter arrangements), in which revenues show a degree of seasonality.  Revenues in the installation business are driven by the customers’ need for new cable installations.  Generally, weather downtime, and hence additional costs, is a significant factor in customers determining their installation schedules, and most installations are therefore scheduled for the warmer months.  As a result, installation revenues are generally lower towards the end of the fourth quarter and throughout the first quarter, as most business is concentrated in the northern hemisphere.

Telecommunications

Net revenue within the wholesale telecommunications business can fluctuate throughout the year due to seasonal events.  The first quarter of the year is typically the softest quarter, increasing through the remainder of the year as religious holidays along with typical end of year revenue increases are realized. While seasonality is a factor, the wholesale telecommunications business relies heavily on its sales efforts and customers relationships to drive sales and net margin throughout the year.

Recent Developments

Acquisitions

On February 1, 2016, Pansend acquired an additional 1,000 shares of preferred stock of BeneVir, increasing its ownership to 60% and obtaining control of the company (the "Step Acquisition"). The results of BeneVir's operations since February 1, 2016 are included in the Company’s Condensed Consolidated Statements of Operations.

On February 3, 2016, GMSL acquired a majority interest in CWind, a leading offshore renewables specialist. CWind operates a 16 vessel fleet that supports leading wind farm owners and operators, including transportation and maintenance of offshore wind farms. The purchase of CWind demonstrates Global Marine’s continued commitment to the offshore renewable sector and adds a diverse range of construction and operating and maintenance services to its current capabilities.

On May 16, 2016, ANG acquired two fueling stations in Arkansas for a total consideration of approximately $2.0 million in cash.
Preferred Shares Conversions

On July 23, 2016 the Company entered into an agreement with affiliates of Luxor Capital Partners, LP ("Luxor") to convert its 9,000 shares of the Company's Series A-1 Convertible Participating Preferred Stock into 2,119,765 shares of the Company's common stock and an agreement with Corrib Master Fund, Ltd. ("Corrib") to convert 1,000 shares of the Company's Series A Convertible Participating Preferred Stock into 238,492 shares of the Company's common stock. In consideration for Luxor and Corrib agreeing to convert and forgoing certain dividends they would have otherwise been entitled to receive had they not converted their Preferred Stock, HC2 issued an additional 136,149 and 15,318 shares of the Company's common stock to Luxor and Corrib respectively, and the Company will be required to issue additional shares to Luxor and Corib in the future with a value based on the dividends they would have received had they not converted their shares of Preferred Stock. As a result of these conversions, the current cumulative outstanding accrued value of the Company's series A, A-1 and A-2 Convertible Participating Preferred Stock was reduced to $42.7 million, which are currently convertible into 8.5 million shares of the Company's common stock.

Results of Operations

Results of operations for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue:
Manufacturing	$124,332	$130,985	$(6,653)	$243,413	$257,851	$(14,438)
Marine Services	33,357	43,875	(10,518)	65,645	70,877	(5,232)
Insurance	36,162	—	36,162	65,300	—	65,300
Telecommunications	164,015	103,965	60,050	313,836	150,682	163,154
Utilities	1,279	1,368	(89)	2,486	2,591	(105)
Other	148	789	(641)	357	789	(432)
Total net revenue	$359,293	$280,982	$78,311	$691,037	$482,790	$208,247

Income (loss) from operations:
Manufacturing	$14,926	$11,082	$3,844	$23,081	$17,261	$5,820
Marine Services	(94)	4,394	(4,488)	(4,290)	7,683	(11,973)
Insurance	2,273	(130)	2,403	(7,136)	(130)	(7,006)
Telecommunications	1,039	118	921	1,216	(89)	1,305
Utilities	(18)	(258)	240	(90)	(474)	384

Life Sciences	(2,407)	(1,690)	(717)	(4,744)	(2,925)	(1,819)
Other	(2,525)	(1,611)	(914)	(4,263)	(1,852)	(2,411)
Non-operating Corporate	(7,575)	(8,873)	1,298	(17,886)	(16,330)	(1,556)
Total income (loss) from operations	5,619	3,032	2,587	(14,112)	3,144	(17,256)
Interest expense	(10,569)	(10,125)	(444)	(20,895)	(18,825)	(2,070)
Other income (expense), net	430	(2,344)	2,774	540	(2,571)	3,111
Income (loss) from equity investees	6,035	1,429	4,606	2,101	(1,259)	3,360
Income (loss) from continuing operations before income taxes	1,515	(8,008)	9,523	(32,366)	(19,511)	(12,855)
Income tax benefit (expense)	(224)	(2,678)	2,454	2,315	3,336	(1,021)
Loss from continuing operations	1,291	(10,686)	11,977	(30,051)	(16,175)	(13,876)
Loss from discontinued operations	—	(11)	11	—	(20)	20
Net Income (loss)	1,291	(10,697)	11,988	(30,051)	(16,195)	(13,856)
Less: Net (income) loss attributable to noncontrolling interest	644	(204)	848	1,524	57	1,467
Net Income (loss) attributable to HC2 Holdings, Inc.	1,935	(10,901)	12,836	(28,527)	(16,138)	(12,389)
Less: Preferred stock dividends and accretion	1,044	1,089	(45)	2,113	2,177	(64)
Net Income (loss) attributable to common stock and participating preferred stockholders	$891	$(11,990)	$12,881	$(30,640)	$(18,315)	$(12,325)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue: Net revenue for the three months ended June 30, 2016 increased by $78.3 million, or 27.9%, to $359.3 million from $281.0 million for the three months ended June 30, 2015. This increase was due primarily to the growth in the Telecommunications segment along with an added contribution from the acquisition of the Insurance Companies in December 2015, partially offset by a decrease in our Manufacturing segment due to projects which were ongoing in 2015 and nearing completion in the current quarter, and lower install revenues in our Marine segment.

Income (loss) from operations: Income from operations for the three months ended June 30, 2016 increased $2.6 million, or 85.3% to $5.6 million, from $3.0 million for the three months ended June 30, 2015. The increase in income from operations was due to cost savings on several large projects in conjunction with a purchase accounting depreciation adjustment related to prior periods of $1.8 million in our Manufacturing segment, and the added contribution from the acquisition of the Insurance Companies in December 2015, partially offset by a $4.5 million decrease in profit in our Marine Services segment due to lower installation revenue.

Interest expense: Interest expense increased $0.4 million, or 4.4%, to $10.6 million from $10.1 million for the three months ended June 30, 2016 and 2015, respectively. The increase in interest expense was due primarily to the $20.3 million in notes payable related to loans assumed as part of the CWind acquisition in February 2016.

Other income (expense), net: Other income (expense), net increased $2.8 million to income of $0.4 million from an expense of $2.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase was driven primarily by the gain recognized on the Step Acquisition.

Income (loss) from equity investees: Income from equity investees increased $4.6 million to $6.0 million from $1.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase in income was driven by a $2.7 million increase in GMSL's joint venture income, with the remainder of the increase due primarily to a reduction in our portion of recognized losses by Novatel Wireless, Inc.

Income tax benefit (expense): Income tax expense decreased $2.5 million to $0.2 million from $2.7 million for the three months ended June 30, 2016 and 2015, respectively. The tax expense recorded in the three months ended June 30, 2016 is a result of income generated in the second quarter of 2016.  The tax expense recorded in the three months ended June 30, 2015 resulted primarily from the projected expense as calculated under ASC 740.

Preferred stock dividends and accretion: Preferred stock dividends and accretion was $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue: Net revenue increased by $208.2 million, or 43.1%, to $691.0 million from $482.8 million for the six months ended June 30, 2016 and 2015, respectively. This increase was due primarily to the growth in the Telecommunications segment along with the added contribution from our acquisition of the Insurance Companies in December 2015. This was partially offset by a decrease in results from our Manufacturing segment, driven by large projects that were fully engaged in during the six months ended June 30, 2015 which were nearing completion in the current quarter and a decrease in comparable project revenues due to project delays. The increase was further offset by lower install revenues in our Marine segment.

Income (loss) from operations: Income (loss) from operations decreased $17.3 million to a loss of $14.1 million for the six months ended June 30, 2016 from a profit of $3.1 million for the six months ended June 30, 2015. The decrease was due primarily to an increased loss in our Insurance segment of $7.0 million, a decrease in profit in our Marine Services segment of $12.0 million, an increase of loss in our Other segment of $2.4 million and our non-operating Corporate segment of $1.6 million. This was partially offset by increased contributions from our Manufacturing segment of $5.8 million.

Interest expense: Interest expense increased $2.1 million, or 11.0%, to $20.9 million from $18.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense was due primarily to the issuance of an additional $50.0 million in aggregate principal amount of the Company’s 11% Notes in March 2015 and $20.3 million in notes payable assumed as part of the CWind acquisition in February 2016.

Other income (expense), net: Other income (expense), net increased $3.1 million to income of $0.5 million from an expense of $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in income was due to interest income and net gains related to our long-term investments, and by the impact of non-recurring 2015 settlement cost payments to our preferred stockholders. This was partially offset by a charge of $2.7 million related to the impairment of three of our invested assets in the first quarter of 2016.

Income (loss) from equity investees: Income (loss) from equity investees increased $3.4 million to income of $2.1 million from a loss of $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in income was driven by a $2.5 million increase in GMSL's joint venture income, with the remainder of increase due primarily to a reduction in our portion in recognized losses by Novatel Wireless, Inc.

Income tax benefit (expense): Income tax benefit decreased $1.0 million to a benefit of $2.3 million from a benefit of $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The benefit recorded in both periods relate to losses generated for which we expect to obtain benefits in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the U.S. consolidated income tax return may be reduced by a valuation allowance if the facts indicate it is more-likely-than-not that the losses will not be utilized prior to expiration. During the six months ended June 30, 2016, a valuation allowance was recorded against the net deferred tax assets of the Insurance Companies. The Insurance Companies are currently ineligible to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

Preferred stock dividends and accretion: Preferred stock dividends and accretion was $2.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

Segment Results of Operations

Manufacturing

Presented below is a table that summarizes the results of operations of our Manufacturing segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$124,332	$130,985	$(6,653)	$243,413	$257,851	$(14,438)

Cost of revenue	99,815	109,685	(9,870)	197,748	219,544	(21,796)
Selling, general and administrative expenses	11,133	9,222	1,911	22,693	19,148	3,545
Depreciation and amortization	302	498	(196)	831	977	(146)
Other operating (income) expense	(1,844)	498	(2,342)	(940)	921	(1,861)
Income from operations	$14,926	$11,082	$3,844	$23,081	$17,261	$5,820

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue: Net revenue from our Manufacturing segment for the three months ended June 30, 2016 decreased $6.7 million, or 5.1%, to $124.3 million from $131.0 million for the three months ended June 30, 2015. The decrease was largely driven by projects which were fully engaged in 2015 and nearing completion in the current quarter.

Cost of revenue: Cost of revenue from our Manufacturing segment for the three months ended June 30, 2016 decreased $9.9 million, or 9.0%, to $99.8 million from $109.7 million for the three months ended June 30, 2015. The decrease was primarily due to the decline in revenues and a reduction of depreciation expense included in the cost of revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the three months ended June 30, 2016 increased $1.9 million, or 20.7%, to $11.1 million from $9.2 million for the three months ended June 30, 2015. The increase was due primarily to additional employee-related costs, legal fees and higher bonus expense due to the segment's improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the three months ended June 30, 2016 decreased $0.2 million, or 39.4%, to $0.3 million from $0.5 million for the three months ended June 30, 2015.

Other operating (income) expense: Other operating (income) expense from our Manufacturing segment for the three months ended June 30, 2016 increased $2.3 million, to income of $1.8 million from expense of $0.5 million for the three months ended June 30, 2015. The increase was related to a gain on disposal of assets held for sale.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue: Net revenue from our Manufacturing segment for the six months ended June 30, 2016 decreased $14.4 million, or 5.6%, to $243.4 million from $257.9 million for the six months ended June 30, 2015. The decrease was driven by large projects which were fully engaged in 2015 and nearing completion in the current quarter and a decrease in comparable project revenues due to project delays.

Cost of revenue: Cost of revenue from our Manufacturing segment for the six months ended June 30, 2016 decreased $21.8 million, or 9.9%, to $197.7 million from $219.5 million for the six months ended June 30, 2015. The decrease was driven by gross profit margins. Gross profit margins were strong in the second quarter as Schuff continues its strategy to focus on complex and sophisticated projects that makes them unique in the industry. Gross profit margins in the second quarter were driven by better-than-bid performance in both the Shop and Field Production Departments.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the six months ended June 30, 2016 increased $3.5 million, or 18.5%, to $22.7 million from $19.1 million for the six months ended June 30, 2015. The increase was due primarily to additional employee-related costs, legal fees and higher bonus expense due to the segment's improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the six months ended June 30, 2016 decreased $0.1 million, or 14.9%, to $0.8 million from $1.0 million for the six months ended June 30, 2015.

Other operating (income) expense: Other operating (income) expense from our Manufacturing segment for the six months ended June 30, 2016 increased $1.9 million, to income of $0.9 million from an expense of $0.9 million for the six months ended June 30, 2015. The increase was primarily driven by a gain on disposal of assets held for sale.

Marine Services

Presented below is a table that summarizes the results of operations of our Marine Services segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$33,357	$43,875	$(10,518)	$65,645	$70,877	$(5,232)

Cost of revenue	22,554	32,484	(9,930)	49,767	49,126	641
Selling, general and administrative expenses	5,165	2,674	2,491	9,656	5,466	4,190
Depreciation and amortization	5,725	4,323	1,402	10,522	8,602	1,920
Other operating (income) expense	7	—	7	(10)	—	(10)
Income (loss) from operations	$(94)	$4,394	$(4,488)	$(4,290)	$7,683	$(11,973)
Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue: Net revenue from our Marine Services segment for the three months ended June 30, 2016 decreased $10.5 million, or 24.0%, to $33.4 million from $43.9 million for the three months ended June 30, 2015. The decrease is attributable to lower install revenues of $18.0 million, partially offset by the inclusion of the results of CWind from the acquisition date, February 3, 2016, increasing net revenue by $6.6 million.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended June 30, 2016 decreased $9.9 million, or 30.6%, to $22.6 million from $32.5 million for the three months ended June 30, 2015. The decrease is attributable to the decrease in net revenue and unutilized installation vessel costs.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended June 30, 2016 increased $2.5 million, or 93.2%, to $5.2 million from $2.7 million for the three months ended June 30, 2015. The increase is due primarily to the selling, general and administrative costs of CWind, which have been included in our results since the date of the acquisition.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended June 30, 2016 increased $1.4 million, or 32.4%, to $5.7 million from $4.3 million for the three months ended June 30, 2015, The increase was due primarily to the acquired CWind assets, which have been included in our results since the date of acquisition.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue: Net revenue from our Marine Services segment for the six months ended June 30, 2016 decreased $5.2 million, or 7.4%, to $65.6 million from $70.9 million for the six months ended June 30, 2015. The decrease is attributable lower install revenues of $19.2 million, partially offset by the inclusion of CWind from the acquisition date, increasing net revenue by $10.8 million.

Cost of revenue: Cost of revenue from our Marine Services segment for the six months ended June 30, 2016 increased $0.6 million, or 1.3%, to $49.8 million from $49.1 million for the six months ended June 30, 2015. The increase was due to an increase of $1.4 million in unutilized vessel costs and $5.5 million of costs recognized in the first quarter of 2016 for a loss on a telecom installation project off the northeastern coast of Russia which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season.The increase was offset by a reduction of project costs due to lower install revenues and the results of the acquisition of CWind, which has been included in our results since the date of acquisition.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the six months ended June 30, 2016 increased $4.2 million, or 76.7%, to $9.7 million from $5.5 million for the six months ended June 30, 2015. The increase is due primarily to the selling, general and administrative costs of CWind, whose results have been included in our results since the date of acquisition.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the six months ended June 30, 2016 increased $1.9 million, or 22.3%, to $10.5 million from $8.6 million for the six months ended June 30, 2015. The increase was due primarily to the acquired CWind assets, which have been included in our results since the date of acquisition.

Insurance

Presented below is a table that summarizes the results of operations of our Insurance segment and describes the activity for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Life, accident and health earned premiums, net	$20,036	$39,971
Net investment income	13,707	27,786
Net realized gains (losses) on investments	2,418	(2,457)
Net revenue	36,161	65,300

Policy benefits, changes in reserves, and commissions	29,189	63,328
Selling, general and administrative expenses	5,820	10,847
Depreciation and amortization	(1,120)	(1,738)
Income (loss) from operations	$2,272	$(7,137)

Three and six months ended June 30, 2016

Insurance premiums: Insurance premiums consist primarily of premiums earned on long-term care insurance policies totaling $17.7 million and $35.4 million for the three and six months ended June 30, 2016, respectively.

Net investment income: Net investment income consists primarily of interest income and dividends earned from investments in fixed maturity and equity securities, respectively. Interest income, net of amortization of the discount or premium, totaled $12.6 million and $25.0 million for the three and six months ended June 30, 2016, respectively. Dividends totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively.

Realized gains (losses) on investments: Realized gains (losses) on investments resulted primarily from sales of low yield fixed maturity securities, fixed maturity securities with a risk of credit downgrades, and mark to market adjustments on certain interest only bonds and warrants accounted for under ASC 815. Net sales resulted in realized gains of $1.1 million and realized losses of $1.2 million for the three and six months ended June 30, 2016, respectively. Changes in fair value of securities resulted in net realized gains of $1.1 million and net realized losses of $1.5 million for the three and six months ended June 30, 2016, respectively.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the three and six months ended June 30, 2016, were $29.2 million and $63.3 million, respectively, which consisted of benefit expenses and reserve changes for long-term care, life and annuity policies plus renewal commissions paid to agents. The reserve was increased during the periods due primarily to the interest earned on the beginning reserve balances plus premiums received during the three and six month periods exceeding benefits paid out during the periods.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three and six months ended June 30, 2016,were incurred primarily on (i) salaries and benefits of $2.3 million and $4.0 million, (ii) post-acquisition transaction services provided by the seller of the Insurance Companies of $1.2 million and $2.4 million, (iii) accounting, actuarial, and tax consulting services of $0.5 million and $1.2 million, and (iv) premium taxes of $0.6 million and $1.2 million, all respectively.

Depreciation and amortization: Depreciation and amortization for the three and six months ended June 30, 2016, was $1.1 million and $1.7 million, respectively, related to the amortization of VOBA, a liability established in purchase accounting.

Telecommunications

Presented below is a table that summarizes the results of operations of our Telecommunications segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$164,015	$103,965	$60,050	$313,836	$150,682	$163,154

Cost of revenue	160,638	102,105	58,533	308,298	147,383	160,915
Selling, general and administrative expenses	1,861	1,644	217	3,739	3,142	597
Depreciation and amortization	140	98	42	246	196	50
Other operating (income) expense	337	—	337	337	50	287
Income (loss) from operations	$1,039	$118	$921	$1,216	$(89)	$1,305

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue: Net revenue from our Telecommunications segment for the three months ended June 30, 2016 increased $60.1 million, or 57.8%, to $164.0 million from $104.0 million for the three months ended June 30, 2015. The increase is due primarily to growth in wholesale traffic volumes due to continued expansion in the scale and number of customer relationships, and seasonal growth in traffic. The changing customer base has included a shift in sales focus towards larger telecom carriers with higher volume opportunity and lower credit risk.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended June 30, 2016 increased $58.5 million, to $160.6 million, or 57.3%, from $102.1 million for the three months ended June 30, 2015. The increase is directly correlated to the increase in net revenue and improvements in margin.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the three months ended June 30, 2016 increased $0.2 million, or 13.2%, to $1.9 million from $1.6 million for the three months ended June 30, 2015. The increase was due primarily to an increase in salaries and benefits due to an increased headcount and travel and entertainment expense, which helped to contribute to the increase in revenue.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for each of three months ended June 30, 2016 and 2015 was essentially unchanged.

Other operating (income) expense: Other operating (income) expense from our Telecommunications segment for the three months ended June 30, 2016 and 2015 was $0.3 million and $0, respectively. The $0.3 million consisted of costs associated with the early termination of a lease.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue: Net revenue from our Telecommunications segment for the six months ended June 30, 2016 increased $163.2 million, to $313.8 million, or 108.3%, from $150.7 million for the six months ended June 30, 2015. The increase is due primarily to growth in wholesale traffic volumes due to continued expansion in the scale and number of customer relationships and seasonal growth in traffic. The changing customer base has included a shift in sales focus towards larger telecom carriers with higher volume opportunity and lower credit risk.

Cost of revenue: Cost of revenue from our Telecommunications segment for the six months ended June 30, 2016 increased $160.9 million, or 109.2%, to $308.3 million from $147.4 million for the six months ended June 30, 2015. The increase is directly correlated to the growth in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the six months ended June 30, 2016 increased $0.6 million, or 19.0%, to $3.7 million from $3.1 million for the six months ended June 30, 2015. The increase was due primarily to an increase in salaries and benefits due to an increased headcount and travel and entertainment expense, which helped to contribute to the increase in revenue.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for each of six months ended June 30, 2016 and 2015 was essentially unchanged.

Other operating (income) expense: Other operating (income) expense from our Telecommunications segment for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively. The $0.3 million consisted of costs associated with the early termination of a lease.

Utilities

Presented below is a table that summarizes the results of operations of our Utilities segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$1,279	$1,368	$(89)	$2,486	$2,591	$(105)

Cost of revenue	436	820	(384)	935	1,497	(562)
Selling, general and administrative expenses	393	409	(16)	744	773	(29)
Depreciation and amortization	468	397	71	897	795	102
Loss from operations	$(18)	$(258)	$240	$(90)	$(474)	$384

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue: Net revenue from our Utilities segment for each of the three months ended June 30, 2016 and 2015 was essentially unchanged as a result of growth in the Own, Operate and Maintain ("OOM") business from increased natural gas sales, which was offset by a decrease in design and build project revenue period over period.

Cost of revenue: Cost of revenue from our Utilities segment for the three months ended June 30, 2016 decreased $0.4 million, to $0.4 million from $0.8 million for the three months ended June 30, 2015. The decrease was due primarily to the reduction in design and build project revenue, which typically generates higher cost of revenue and lower margin than recurring revenue generated in the OOM business.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Utilities segment for the three months ended June 30, 2016 and 2015 was essentially unchanged.

Depreciation and amortization: Depreciation and amortization from our Utilities segment for the three months ended June 30, 2016 and 2015 was essentially unchanged.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue: Net revenue from our Utilities segment for each of the six months ended June 30, 2016 and 2015 was essentially unchanged as a result of growth in OOM business from increased natural gas sales, which was offset by a decrease in design and build project revenue period over period.

Cost of revenue: Cost of revenue from our Utilities segment for the six months ended June 30, 2016 decreased $0.6 million, to $0.9 million from $1.5 million for the six months ended June 30, 2015. The decrease was due primarily to the reduction in design and build project revenue, which typically generates higher cost of revenue and lower margin than recurring revenue generated in the OOM business.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Utilities segment for the six months ended June 30, 2016 and 2015 was essentially unchanged.

Depreciation and amortization: Depreciation and amortization from our Utilities segment for the six months ended June 30, 2016 and 2015 was essentially unchanged.

Life Sciences

Presented below is a table that summarizes the results of operations of our Life Sciences segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Selling, general and administrative expenses	$2,371	$1,689	$682	$4,689	$2,923	$1,766
Depreciation and amortization	36	1	35	55	2	53
Loss from operations	$(2,407)	$(1,690)	$(717)	$(4,744)	$(2,925)	$(1,819)
Three months ended June 30, 2016 compared with three months ended June 30, 2015

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2016 and 2015 increased $0.7 million to $2.4 million from $1.7 million. The increase was primarily driven by additional headcount, professional fees, and research and development expenses associated with our early stage companies, as well as our additional investment in BeneVir in the first quarter of 2016, which we began to consolidate on February 1, 2016.

Depreciation and amortization: Depreciation and amortization from our Life Sciences segment for the for the three months ended June 30, 2016 and 2015 increased primarily to the consolidation of BeneVir.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the six months ended June 30, 2016 and 2015 increased $1.8 million to $4.7 million from $2.9 million. The increase is primarily driven by additional headcount, professional fees, and research and development expenses associated with our early stage companies, as well as our additional investment in BeneVir in the first quarter of 2016, which we began to consolidate on February 1, 2016.

Depreciation and amortization: Depreciation and amortization from our Life Sciences segment for the six months ended June 30, 2016 and 2015 increased primarily to the consolidation of BeneVir.

Other

Presented below is a table that summarizes the results of operations of our Other segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$148	$789	$(641)	$357	$789	$(432)

Cost of revenue	1,239	404	835	2,286	404	1,882
Selling, general and administrative expenses	1,099	1,835	(736)	1,662	2,076	(414)
Depreciation and amortization	335	161	174	672	161	511
Loss from operations	$(2,525)	$(1,611)	$(914)	$(4,263)	$(1,852)	$(2,411)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net revenue. Net revenue from our Other segment for the three months ended June 30, 2016 and 2015 decreased $0.6 million, to $0.1 million from $0.8 million. The decrease was due primarily to a decline in product sales of our NASCAR® '15 game. The

Company launched NASCAR® '15 in May of 2015, driving net Revenue growth. The next version of the NASCAR® game will be released in September 2016; sales of NASCAR® '15 have since declined as customers await the next version of the NASCAR® game.

Cost of revenue. Cost of revenue from our Other segment for the three months ended June 30, 2016 and 2015 increased $0.8 million, to $1.2 million from $0.4 million. The increase was due primarily to development costs related to the next version of the NASCAR® game.

Selling, general and administrative expenses. Selling, general and administrative expenses from our Other segment for the three months ended June 30, 2016 and 2015 decreased $0.7 million, to $1.1 million from $1.8 million. The decrease was due to expenses associated with the release of console and PC versions of NASCAR® '15 in May of 2015. We expect selling, general and administrative expenses from our Other segment to increase in conjunction with the release of the next version of the NASCAR® game, expected September 2016.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net revenue. Net revenue from our Other segment for the six months ended June 30, 2016 and 2015 decreased $0.4 million, to $0.4 million from $0.8 million. The decrease was due primarily to a decline in product sales of NASCAR® '15 game. The Company launched NASCAR® '15 in May of 2015, driving net Revenue growth. The next version of the NASCAR® game will be released in September 2016; sales of NASCAR® '15 have since declined as customers await the next version of the NASCAR® game.

Cost of revenue. Cost of revenue from our Other segment for the six months ended June 30, 2016 and 2015 increased $1.9 million, to $2.3 million from $0.4 million. The increase was due primarily to development costs related to the next version of the NASCAR® game.

Selling, general and administrative expenses. Selling, general and administrative expenses from our Other segment for the six months ended June 30, 2016 and 2015 decreased $0.4 million, to $1.7 million from $2.1 million. The decrease was due to expenses associated with the release of console and PC versions of NASCAR® '15 in May of 2015. We expect selling, general and administrative expenses from our Other segment to increase in conjunction with the release of the next version of the NASCAR® game, expected September 2016.

Non-operating Corporate

Presented below is a table that summarizes the results of operations of our Non-operating Corporate segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Selling, general and administrative expenses	$7,575	$8,873	$(1,298)	$17,886	$16,330	$1,556
Loss from operations	$(7,575)	$(8,873)	$1,298	$(17,886)	$(16,330)	$(1,556)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Selling, general and administrative expenses. Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2016 and 2015 decreased $1.3 million, or 14.6%, to $7.6 million from $8.9 million. The decrease is primarily attributable to decreases in both acquisition related expenses and share-based compensation, partially offset by an increase in headcount, overhead and consulting fees to support growth in the business.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Selling, general and administrative expenses. Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2016 and 2015 increased $1.6 million, or 9.5%, to $17.9 million from $16.3 million. The increase was due primarily to an increase in headcount, overhead and consulting fees to support growth in the business, costs incurred related to the restatement of 2014 results, and deal related expenses, partially offset by decreases in both acquisition related expenses and share-based compensation.

Income (loss) from Equity Investments

Presented below is a table that summarizes the income (loss) from equity investments within our Marine Services, Life Sciences and Other segments and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Marine Services	$7,580	$4,927	$2,653	$6,745	$4,217	$2,528
Life Sciences	(409)	(176)	(233)	(715)	(292)	(423)
Other and eliminations	(1,136)	(3,322)	2,186	(3,929)	(5,184)	1,255
Income (loss) from equity investments	$6,035	$1,429	$4,606	$2,101	$(1,259)	$3,360
Three months ended June 30, 2016 compared with three months ended June 30, 2015

Marine Services. Income from equity investments from our Marine Services segment for the three months ended June 30, 2016 and 2015 increased $2.7 million, or 53.8%, to $7.6 million from $4.9 million. The increase in income was driven by growth in GMSL's joint venture income.

Life Sciences. Loss from equity investments from our Life Sciences segment for the three months ended June 30, 2016 and 2015 increased $0.2 million to $0.4 million from $0.2 million. The increase was driven by our equity investments in Medibeacon in the second half of 2015 which is developing a noninvasive device to enable real time monitoring of kidney function.

Other and eliminations. Loss from equity investments from our Other segment for the three months ended June 30, 2016 and 2015 decreased $2.2 million, or 65.8%, to $1.1 million from $3.3 million. The decrease in loss was driven by a reduction in recognized losses from Novatel Wireless, Inc.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Marine Services. Income from equity investments from our Marine Services segment for the six months ended June 30, 2016 and 2015 increased $2.5 million, 59.9%, to $6.7 million from $4.2 million. The increase in income was driven by growth in GMSL's joint venture income.

Life Sciences. Loss from equity investments from our Life Sciences segment for the six months ended June 30, 2016 and 2015 increased $0.4 million, or 144.9%, to $0.7 million from $0.3 million. The increase was driven by our equity investments in Medibeacon in the second half of 2015.

Other and eliminations. Loss from equity investments from our Other segment for the six months ended June 30, 2016 and 2015 decreased $1.3 million, or 24.2%, to $3.9 million from $5.2 million. The decrease in loss was driven by a reduction in recognized losses from Novatel Wireless, Inc.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), management uses, and this quarterly report contains or references, certain non-U.S. GAAP financial measures, such as Adjusted EBITDA and Adjusted Operating Income - Insurance.

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. Management believes that Adjusted EBITDA is meaningful to gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, because interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. However, while management believes Adjusted EBITDA is useful as supplemental information, the presentation of Adjusted EBITDA is not intended to replace our U.S. GAAP financial results.

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

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Our Adjusted EBITDA was $15.2 million and $19.6 million for the three months ended June 30, 2016 and 2015, respectively. The overall decrease is attributed to a reduction in our Marine Services segment of $4.6 million driven by a decline in ongoing installation projects when compared to the same period in 2015, as well as from an increase in Non-operating corporate costs of $1.6 million. Partially offsetting these decreases in Adjusted EBITDA was an increase from our Telecommunications segment of $1.3 million, which can be primarily attributed to increased margin contribution as a result of the growth in revenue.

	Three Months Ended June 30, 2016
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net income (loss)	$9,364	$6,002	$1,009	$68	$(2,004)	$(2,608)	$(7,603)	$4,228
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	303	5,725	140	468	36	336	—	7,008
Depreciation and amortization (included in cost of revenue)*	(206)	—	—	—	—	—	—	(206)
(Gain) loss on sale or disposal of assets	(1,845)	7	—	—	—	1	—	(1,837)
Lease termination costs	—	—	338	—	—	—	—	338
Interest expense	303	1,285	—	14	—	1	8,966	10,569
Other (income) expense, net	(32)	211	29	(344)	—	(10)	465	319
Foreign currency (gain) loss (included in cost of revenue)	—	(1,540)	—	—	—	—	—	(1,540)
Income tax (benefit) expense	4,524	(212)	—	—	—	1	(9,404)	(5,091)
Noncontrolling interest	768	200	—	244	(812)	(1,044)	—	(644)
Share-based payment expense	—	152	—	90	34	40	1,359	1,675
Acquisition and nonrecurring items	—	—	18	—	—		313	331
Adjusted EBITDA	$13,179	$11,830	$1,534	$540	$(2,746)	$(3,283)	$(5,904)	$15,150

	Three Months Ended June 30, 2015
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net income (loss)	$5,878	$9,398	$587	$(134)	$(1,383)	$(2,232)	$(22,885)	$(10,771)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	499	4,324	98	397	1	159	—	5,478
Depreciation and amortization (included in cost of revenue)	1,932	—	—	—	—	—	—	1,932
Loss on sale or disposal of assets	498	—	—	—	—	—	—	498
Interest expense	366	963	—	11	—	1	8,784	10,125
Other (income) expense, net	(6)	(1,388)	(469)	(7)	—	(1,128)	5,342	2,344
Foreign currency (gain) loss (included in cost of revenue)	—	2,758	—	—	—	—	—	2,758
Income tax (benefit) expense	4,335	38	—	—	(9)	(1,571)	(115)	2,678
Loss from discontinued operations	11	—	—	—	—	—	—	11
Noncontrolling interest	499	310	—	(129)	(475)	(1)	—	204
Share-based payment expense	—	—	—	2	—	(2)	2,364	2,364
Acquisition and nonrecurring items	—	—	—	—	—	—	1,969	1,969
Adjusted EBITDA	$14,012	$16,403	$216	$140	$(1,866)	$(4,774)	$(4,541)	$19,590
(*) Includes depreciation adjustments from purchase accounting as more fully described in Note 2. Adjustments of the Consolidated Financial Statements.

(**) Excludes net loss from Insurance segment in the amount of $2.3 million million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively.

Manufacturing. Adjusted EBITDA from our Manufacturing segment for the three months ended June 30, 2016 decreased $0.8 million, or 5.9%, to $13.2 million from $14.0 million for the three months ended June 30, 2015. The decrease was due primarily to a reduction in depreciation expense as detailed in Note 2 and increases in profitability on more complex projects as compared to the prior year.

Marine Services. Adjusted EBITDA from our Marine Services segment for the three months ended June 30, 2016 decreased $4.6 million, or 27.9%, to $11.8 million from $16.4 million for the three months ended June 30, 2015. The decrease was due primarily to a decline in ongoing installation projects when compared to the same period in 2015.

Telecommunications. Adjusted EBITDA from our Telecommunications segment for the three months ended June 30, 2016 increased $1.3 million to $1.5 million from $0.2 million for the three months ended June 30, 2015. The increase was due primarily to increased profit contribution from growth in wholesale traffic volumes resulting from continued expansion in the scale and number of customer relationships.

Utilities. Adjusted EBITDA from our Utilities segment for the three months ended June 30, 2016 increased $0.4 million to $0.5 million from $0.1 million for the three months ended June 30, 2015 due to increased revenue in their own, operate and maintain business.

Life Sciences. Adjusted EBITDA from our Life Sciences segment for the three months ended June 30, 2016 decreased $0.9 million, or 47.2%, to negative $2.7 million from $(1.9) million for the three months ended June 30, 2015 due to increased costs within early stage subsidiaries.

Other. Adjusted EBITDA from the Other segment for the three months ended June 30, 2016 increased $1.5 million to $3.3 million from $4.8 million for the three months ended June 30, 2015. The increase in adjusted EBITDA was due primarily to the decrease in our share of losses on equity method investments driven by Novatel Wireless, Inc.

Non-operating Corporate. Adjusted EBITDA from our Non-operating Corporate segment for the three months ended June 30, 2016 decreased $1.4 million, or 30.0%, to negative $5.9 million from $(4.5) million for the three months ended June 30, 2015. The increase in the loss was due primarily to an increase in headcount and overhead to support the growth in the business in 2016.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

Our Adjusted EBITDA was $15.5 million and $25.5 million for the six months ended June 30, 2016 and 2015, respectively.
The overall decrease can be primarily attributed to a reduction in our Marine Services segment of $9.1 million driven by a decline in ongoing installation projects when compared to the same period in 2015 and from $5.5 million of costs recognized in the first quarter of 2016 for an expected loss on a project that has been subject to administrative delays and adverse weather conditions. Also contributing to the decrease were an increase in non-operating corporate costs of $2.3 million and losses from early stage investments in our Life Sciences segment of $2.1 million. Partially offsetting these decreases were increases from our Manufacturing segment of $1.7 million, due primarily to cost savings realized on certain large projects, and from our Telecommunications segment of $1.7 million, which can be primarily attributed to increased profit contribution as a result of the growth in revenue.

	Six Months Ended June 30, 2016
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net income (loss)	$13,748	$84	$2,211	$41	$(706)	$(13,104)	$(21,012)	$(18,738)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	832	10,522	246	897	55	672	—	13,224
Depreciation and amortization (included in cost of revenue) *	1,727	—	—	—	—	—	—	1,727
(Gain) loss on sale or disposal of assets	(941)	(10)	—	—	—	1	—	(950)
Lease termination costs	—	—	338	—	—	—	—	338
Interest expense	613	2,355	—	23	—	1	17,903	20,895
Other (income) expense, net	(76)	823	(996)	(375)	(3,221)	5,996	(1,146)	1,005

Foreign currency (gain) loss (included in cost of revenue)	—	(1,687)	—	—	—	—	—	(1,687)
Income tax (benefit) expense	7,969	(852)	—	—	—	—	(13,630)	(6,513)
Noncontrolling interest	829	45	—	222	(1,532)	(1,088)	—	(1,524)
Share-based payment expense	—	761	—	104	56	200	3,745	4,866
Acquisition and nonrecurring items	—	266	18	27	—	—	2,514	2,825
Adjusted EBITDA	$24,701	$12,307	$1,817	$939	$(5,348)	$(7,322)	$(11,626)	$15,468
(*) Includes depreciation adjustments from purchase accounting as more fully described in Note 2. Adjustments of the Consolidated Financial Statements.
(**) Excludes net loss from Insurance segment in the amount of $9.8 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30, 2015
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net income (loss)	$9,066	$10,607	$63	$(247)	$(2,455)	$4,243	$(37,285)	$(16,008)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	977	8,602	196	795	2	161	—	10,733
Depreciation and amortization (included in cost of revenue)	3,807	—	—	—	—	—	—	3,807
(Gain) loss on sale or disposal of assets	921	—	50	—	—	—	—	971
Interest expense	710	1,959	—	22	—	1	16,133	18,825
Other (income) expense, net	(23)	(942)	(152)	(13)	—	(1,290)	4,991	2,571
Foreign currency (gain) loss (included in cost of revenue)	—	935	—	—	—	—	—	935
Income tax (benefit) expense	6,904	(82)	—	—	—	(9,989)	(169)	(3,336)
Loss from discontinued operations	20	—	—	—	—	—	—	20
Noncontrolling interest	584	359	—	(237)	(763)	—	—	(57)
Share-based payment expense	—	—	—	3	—	(1)	5,056	5,058
Acquisition and nonrecurring items	—	—	—	—	—	—	1,969	1,969
Adjusted EBITDA	$22,966	$21,438	$157	$323	$(3,216)	$(6,875)	$(9,305)	$25,488

Manufacturing. Adjusted EBITDA from our Manufacturing segment for the six months ended June 30, 2016 increased $1.7 million, or 7.6%, to $24.7 million from $23.0 million for the six months ended June 30, 2015. The increase was due primarily to revenue declines offset by a reduction of depreciation included in the cost of revenue of $1.8 million and increased profitability on more complex projects compared to the prior year.

Marine Services. Adjusted EBITDA from our Marine Services segment for the six months ended June 30, 2016 decreased $9.1 million, or 42.6%, to $12.3 million from $21.4 million for the six months ended June 30, 2015. The decrease was due primarily to $5.5 million of costs recognized in the first quarter for a loss on an installation project off the northeastern coast of Russia, which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season. This was further decreased by lower install revenues.

Telecommunications. Adjusted EBITDA from our Telecommunications segment for the six months ended June 30, 2016 increased $1.7 million to $1.8 million from $0.2 million for the six months ended June 30, 2015. The increase was due primarily to increased profit contribution from growth in wholesale traffic volumes resulting from continued expansion in the scale and number of customer relationships.

Utilities. Adjusted EBITDA from our Utilities segment for the six months ended June 30, 2016 increased $0.6 million, or 190.7%, to $0.9 million from $0.3 million for the six months ended June 30, 2015 due to increased revenue in their own, operate and maintain business.

Life Sciences. Adjusted EBITDA from our Life Sciences segment for the six months ended June 30, 2016 decreased $2.1 million, or 66.2%, to negative $5.3 million from $(3.2) million for six months ended June 30, 2015 the due to increased costs at early stage subsidiaries.

Other. Adjusted EBITDA from the Other segment for the six months ended June 30, 2016 decreased $0.4 million to negative $7.3 million from $6.9 million for the six months ended June 30, 2015. The decrease was due primarily to DMi development costs related to the next version of the NASCAR® game.

Non-operating Corporate. Adjusted EBITDA from our Non-operating Corporate segment for the six months ended June 30, 2016 decreased $2.3 million, or 24.9%, to negative $11.6 million from $(9.3) million for the six months ended June 30, 2015. The increase in the loss was due primarily to an increase in headcount and overhead to support the growth in the business in 2016.

Adjusted Operating Income - Insurance

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

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net loss - Insurance Segment	$(2,293)	$(9,789)
Effect of investment (gains) losses	(2,418)	2,457
Insurance AOI	$(4,711)	$(7,332)

Net loss and Adjusted Operating Income for the first quarter 2016 has been adjusted to exclude certain intercompany eliminations to better reflect the results of the Insurance Companies, and remain consistent with internally reported metrics. For first quarter 2016, this resulted in a change to the previously reported Insurance net loss of $12.3 million to a net loss of $7.5 million and a change to the previously reported Insurance Adjusted Operating Income of $3.6 million to a loss of $2.6 million.

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

Liquidity and Capital Resources

Consolidated

Short and Long-Term Liquidity Considerations and Risks

We are a holding company and our liquidity needs are primarily for interest payments on our 11.0% Notes and dividend payments on our Series A Convertible Participating Preferred Stock (the “Series A Preferred Stock”), Series A-1 Convertible Participating Preferred Stock (the “Series A-1 Preferred Stock”) and Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Preferred Stock” and, together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). We also have liquidity needs related to professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, insurance costs and certain support services.

As of June 30, 2016, we had $134.5 million of cash and cash equivalents on a consolidated basis compared to $158.6 million as of December 31, 2015. As of June 30, 2016, HC2 had cash and cash equivalents of $40.3 million compared to $41.1 million at December 31, 2015. At June 30, 2016, cash and cash equivalents in our Insurance Segment was $28.9 million.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities and capital expenditures, including purchases of network equipment, including switches, related transmission equipment and capacity, fueling stations and service infrastructure, liabilities associated with insurance products, steel manufacturing equipment and subsea cable equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2016, we had $394.5 million of indebtedness compared to $371.9 million as of December 31, 2015, and as of June 30, 2016, we had $51.9 million in liquidation value of outstanding Preferred Stock compared to $52.6 million as of December 31, 2015.  We are required to make semi-annual interest payments on our outstanding 11.0% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

In 2016, HC2 received $20.4 million from Schuff under a tax sharing agreement where Schuff reimburses the Company for its use of HC2’s Net Operating Losses.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries.

We believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional equity or debt capital, refinancing of certain of our indebtedness or Preferred Stock, other financing arrangements and/or the sale of assets. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangement or engage in asset sales sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all.

Insurance Companies Capital Contributions

In connection with the acquisition of Insurance Companies in December 2015, the Company contributed approximately $33.0 million of additional assets to the Insurance Companies, as required by the acquisition agreement governing the purchase. The contribution was made for the purpose of satisfying the reserve release amount of $13.0 million and offsetting the impact on the acquired companies’ statutory capital and surplus of the election to be made by the Company and the seller of the acquired companies pursuant to Section 338(h)(10) of the Internal Revenue Code in connection with the transaction as soon as possible after closing.

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

Also in connection with the consummation of the acquisition, each of CGI and UTA entered into a capital maintenance agreement (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”) with Great American Financial Resources, Inc. (“Great American”). Under each Capital Maintenance Agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory statement). Great American’s obligation to make such payments is capped at $25.0 million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI (each, a “Cap”). Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American thereunder equal the Cap Pursuant to the Purchase Agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the Capital Maintenance Agreements.
Indebtedness

See note 12. Long-Term Obligations, to the unaudited consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for a description of our long-term debt.

Restrictive Covenants

The indenture governing our 11.0% Notes (the "11.0% Notes Indenture") contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock and make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  These covenants are subject to a number of important exceptions and qualifications.

The 11% Notes Indenture also includes two maintenance covenants:  (1) a liquidity covenant; and (2) a collateral coverage covenant.

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) 6 months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of June 30, 2016, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations, resulting in approximately $19 million of incremental unrestricted cash and cash equivalents. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of June 30, 2016, the Company was in compliance with this covenant.

  The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the Indenture as the ratio of (i) the loan collateral to (ii) consolidated secured debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of June 30, 2016, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in thousands):

	Six Months Ended June 30,
Cash provided by (used in):	2016	2015	Increase / (Decrease)
Operating activities	$46,219	$(47,891)	$94,110
Investing activities	(65,765)	(48,975)	(16,790)
Financing activities	(4,236)	59,258	(63,494)
Effect of exchange rate changes on cash and cash equivalents	(332)	(1,429)	1,097
Net (decrease) increase in cash and cash equivalents	$(24,114)	$(39,037)	$14,923

Operating Activities

Net change in cash from operating activities totaled $46.2 million for the six months ended June 30, 2016 as compared to $(47.9) million for the six months ended June 30, 2015. The $94.1 million increase in cash provided by operating activities was the result of a $102.0 million increase in working capital and the receipt of $7.2 million in dividends from equity investees, partially offset by a $15.1 million decrease in net income, net of non-cash operating activity, primarily from the Insurance and Marine Services segments.

Investing Activities

Net change in cash from investing activities for the six months ended June 30, 2016 was $(65.8) million primarily driven by $128.4 million for the purchase of investments, $10.9 million of capital expenditures and $7.8 million paid for the acquisition of CWind, partially offset by (iv) $75.7 million from the sale of investments, (v) $8.0 million in contributions by noncontrolling interest and (vi) $6.4 million in proceeds from the sale of property, plant and equipment.

Net change in cash from investing activities for the six months ended June 30, 2015 was $(49.0) million primarily driven by $38.8 million for the purchase of investments and $12.9 million of capital expenditures.

Financing Activities

Net change in cash from financing activities for the six months ended June 30, 2016 was $(4.2) million primarily driven by (i) $10.8 million in annuity surrenders and (ii) $7.4 million used to make principal payments on our credit facilities, partially offset by $5.9 million of proceeds from credit facilities.

Net change in cash from financing activities for the six months ended June 30, 2015 was $59.3 million primarily driven by (i) $50.3 million of proceeds from the 11% Senior Secured Notes and (ii) $14.0 million of proceeds from the issuance of Series A-2 preferred stock, partially offset by (iii) $4.1 million used to make principal payments on our credit facilities.

Manufacturing

Cash Flows

Cash flow from operating activities is the principal source of cash used to fund Schuff’s operating expenses, interest payments on debt, and capital expenditures. Schuff's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Schuff attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, Schuff generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, Schuff relies on its credit facilities to meet its working capital needs. Schuff believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

Schuff is required to make monthly interest payments on all of its debt. Based upon the June 30, 2016 debt balance of $14.6 million, Schuff anticipates that its monthly interest payments will be approximately $0.1 million.

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

Marine Services

Market Environment

GMSL earns revenues in a variety of currencies including the US dollar, the Singapore dollar and the British pound. The exchange rates between the US dollar, the Singapore dollar and the British pound have fluctuated in recent periods and may fluctuate substantially in the future. Any material appreciation or depreciation of these currencies against each other may have a negative impact on GMSL's results of operations and financial condition.

Cash Flows

Cash flow from operating activities is the principal source of cash used to fund GMSL’s operating expenses, interest payments on debt, and capital expenditures. GMSL's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. GMSL attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, GMSL generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, GMSL relies on its credit facilities to meet its working capital needs. GMSL believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

GMSL is required to make monthly and quarterly interest payments depending on the structure of each individual debt agreement.

Insurance

Market environment

As of June 30, 2016, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, CIG’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiaries Risk-Based Capital (“RBC”) ratio.  CIG monitors its insurance subsidiaries’ compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of June 30, 2016, each of CIG’s insurance subsidiaries exceeds the minimum RBC requirements.  CIG’s insurance subsidiaries paid no dividends to CIG in fiscal 2016 and have further each agreed with each of their respective state regulators to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

Cash flows

CIG’s principal cash inflows from its operating activities relate to its premiums, annuity deposits and insurance, investment product fees and other income. CIG’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities.

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

Investments

At June 30, 2016 and December 31, 2015, the carrying value of CIG’s investment portfolio was approximately $1.4 billion and $1.3 billion, respectively, and was divided among the following asset classes (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$17,164	1.2%	$17,083	1.3%
States, municipalities and political subdivisions	410,888	28.7%	386,260	29.4%
Foreign government	6,235	0.4%	6,429	0.5%
Residential mortgage-backed securities	149,661	10.5%	166,315	12.7%
Commercial mortgage-backed securities	68,099	4.8%	75,035	5.7%
Asset-backed securities	59,360	4.2%	34,451	2.6%
Corporate and other	611,471	42.8%	545,825	41.5%
Common stocks (*)	51,903	3.6%	32,081	2.4%
Perpetual preferred stocks	30,775	2.2%	31,057	2.4%
Mortgage loans	4,165	0.3%	1,252	0.1%
Policy loans	18,311	1.3%	18,476	1.4%
Other invested assets	183	—%	183	—%
Total	$1,428,215	100.0%	$1,314,447	100.0%
(*) Balance includes fair value of certain securities held by the Company, which are either eliminated on consolidation or reported within other invested assets.

Credit Quality

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

At June 30, 2016 and December 31, 2015, CIG's fixed maturity portfolio was approximately $1.3 billion and $1.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$832,513	63.0%	$790,215	64.2%
BBB	338,670	25.6%	286,861	23.3%
Total investment grade	1,171,183	88.6%	1,077,076	87.5%
BB	36,912	2.8%	36,190	2.9%
B	17,442	1.3%	18,659	1.5%
CCC, CC, C	32,052	2.4%	34,785	2.8%
D	26,496	2.0%	25,261	2.1%
NR	38,793	2.9%	39,427	3.2%
Total non-investment grade	151,695	11.4%	154,322	12.5%
Total	$1,322,878	100.0%	$1,231,398	100.0%

Other Invested Assets

The Company's other invested assets as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016				December 31, 2015
	Cost Method	Equity Method	Fair Value	Total	Cost Method	Equity Method	Fair Value	Total
Common Equity
DeepOcean Group	$138	$—	$—	$138	$249	$—	$—	$249
Novatel Wireless, Inc.	—	3,406	—	3,406	—	6,475	—	6,475
	138	3,406	—	3,544	249	6,475	—	6,724
Preferred Equity
mParticle	655	—	—	655	655	—	—	655
BeneVir Biopharm, Inc.	—	—	—	—	—	1,179	—	1,179
MediBeacon, Inc.	—	11,336	—	11,336	—	2,709	—	2,709
NerVve Technologies, Inc.	—	2,146	—	2,146	—	3,634	—	3,634
Triple Ring Technologies, Inc.	1,000	—	—	1,000	1,000	—	—	1,000
	1,655	13,482	—	15,137	1,655	7,522	—	9,177
Warrants and Call Options
DeepOcean Group	—	—	—	—	783	—	—	783
Novatel Wireless, Inc.	3,097	—	—	3,097	3,097	—	—	3,097
The Andersons, Inc.	—	—	185	185	—	—	632	632
DTV America	—	—	664	664	—	—	723	723
NerVve Technologies, Inc.	—	—	52	52	—	—	52	52
Gaming Nation, Inc.	—	—	4,602	4,602	—	—	3,436	3,436
	3,097	—	5,503	8,600	3,880	—	4,843	8,723
Other Equity
Kaneland, LLC	—	872	—	872	—	988	—	988
Other	—	183	—	183	—	183	—	183
	—	1,055	—	1,055	—	1,171	—	1,171
GMSL Joint Ventures
Huawei Marine Networks Co., Ltd	—	19,990	—	19,990	—	16,073	—	16,073
International Cableship Pte., Ltd.	—	1,213	—	1,213	—	498	—	498
S. B. Submarine Systems Co., Ltd.	—	11,265	—	11,265	—	9,513	—	9,513

Visser Smit Global Marine Pte	—	426	—	426	—	418	—	418
Sembawang Cable Depot Pte., Ltd.	—	1,074	—	1,074	—	822	—	822
	—	33,968	—	33,968	—	27,324	—	27,324
Total Other invested assets	$4,890	$51,911	$5,503	$62,304	$5,784	$42,492	$4,843	$53,119

Foreign Currency

Foreign currency translation can impact our financial results. During the three months ended June 30, 2016 and 2015, approximately 24.8% and 38.1% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the six months ended June 30, 2016 and 2015, approximately 28.2% and 33.5%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country.

In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Changes in the exchange rate of USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications segment, depending upon whether such businesses are operating profitably or at a loss. More profits in GBP are required to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD, and vice versa. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

Off-Balance Sheet Arrangements

Schuff

Schuff’s off-balance sheet arrangements at June 30, 2016 included letters of credit of $3.9 million under a credit and security agreement with Wells Fargo Credit, Inc. and performance bonds of $49.4 million.

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

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements,” refer to Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies since December 31, 2015.

Related Party Transactions

For a discussion of our "Related Party Transactions", refer to Note 18. Related Parties to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

The Company’s executive offices are located at 450 Park Avenue 30th Floor, New York, NY 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.HC2.com.  We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Such disclosures will be included on our website in the ‘Investor Relations’ sections.  Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of this Quarterly Report on Form 10-Q.

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

Telecommunications / ICS

Important factors or risks that could cause ICS’s, and thus our Telecommunications segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

•	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

•	its compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets; and

•	an inability for ICS’ suppliers to obtain credit insurance on ICS in determining whether or not to extend credit.

Insurance / Continental Insurance Group Ltd.

If the acquisition of the Insurance Companies by CIG is consummated, factors or risks that could cause CIG’s actual results to differ materially from the results we anticipate include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We are exposed to market risk with respect to our investments and foreign currency exchange rates. Through Schuff, we have market risk exposure from changes in interest rates charged on borrowings and from adverse changes in steel prices. Through GMSL, we have market risk exposure from changes in interest rates charged on borrowings. We do not use derivative financial instruments to mitigate a portion of the risk from such exposures.

Equity Price Risk

HC2 is exposed to market risk primarily through changes in fair value of available for sale fixed maturity and equity securities. HC2 follows an investment strategy approved by its board of directors which sets certain restrictions on the amounts of securities it may acquire and its overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity and equity securities are classified as available for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects other-than-temporary impairments.

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of June 30, 2016, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $137.7 million, $275.3 million, and $413.0 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

Foreign Currency Exchange Rate Risk

GMSL and ICS are exposed to market risk from foreign currency price changes which could have a significant and potentially adverse impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries into USD.

We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows of our international subsidiaries and may distort comparisons from year to year. For example, when the USD strengthens compared to the GBP, there could be a negative or positive effect on the reported results for our Telecommunications segment, depending upon whether such businesses are operating profitably or at a loss. More profits in GBP are required to generate the same amount of profits in USD and, similarly, a greater loss in GBP is required to generate the same amount of loss in USD, and vice versa. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

Interest Rate Risk

GMSL, Schuff and ANG are exposed to the market risk from changes in interest rate risk through their notes payables, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A

100, 200, and 300 basis point increase in LIBOR based on the notes payable outstanding as of June 30, 2016 of 39.5 million, would result in an increase in the recorded interest expense of $0.4 million, $0.8 million, and $1.2 million per year.

Commodity Price Risk

Schuff is exposed to the market risk from changes in prices on steel. For large orders the risk is mitigated by locking the general contractors into the price at the mill at the time work is awarded. In the event of the subsequent price increase by the mill, Schuff has the ability to pass the higher costs on to the general contractor. Schuff does not hedge or enter into any forward purchasing arrangements with the mills. The price negotiated at the time of the order is the price paid by the company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Telecommunications

ICS makes purchases from its suppliers, who may rely on the ability to obtain credit insurance on ICS in determining whether or not to extend short-term credit to ICS in the form of accounts receivables. To the extent that these suppliers are unable to obtain such insurance they may be unwilling to extend credit. Recently, two significant insurers of credit, Euler and Coface, have determined that they will not insure ICS credit and that the existing policies on its credit were cancelled based on their analysis of the financial condition of HC2, including its indebtedness levels and recent net losses and negative cash flow. As a result, we expect ICS’s suppliers to find it difficult to obtain credit insurance on ICS, which could have a material adverse effect on ICS’s business, financial condition, results of operations and prospects.

The United Kingdom’s impending departure from the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The Company’s Marine Services and Telecommunications operate in the United Kingdom. The Marine Services and Telecommunications segments contributed 9.3% and 9.5% and 15.3% and 18.3% of our net revenues from operations in the United Kingdom for the three and the six months ended June 30, 2016, respectively.  The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

There are no additional material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.

Date: August 9, 2016	By:	/s/ MICHAEL SENA
Michael Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 Holdings, Inc.

10.2
Voluntary Conversion Agreement dated August 2, 2016, by and among HC2 and Luxor Capital Group, LP, as investment manager of the exchanging entities, holders of the Company’s Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (filed herewith).

10.3
Voluntary Conversion Agreement dated August 2, 2016, by and between HC2 and Corrib Master Fund, ltd., a holder of the Company’s Series A Participating Preferred Stock, par value ($0.01 per share) (filed herewith).

10.4	Form of Employee Nonqualified Option Award Agreement (filed herewith).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2016 and 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

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