Form 10-Q
period 2016-09-30
HC2 HOLDINGS, INC.
filed 2016-11-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock, $0.001 par value	41,818,944

HC2 HOLDINGS, INC.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services revenue	$245,064	$151,933	$624,545	$373,492
Sales revenue	133,474	125,534	379,729	386,765
Life, accident and health earned premiums, net	19,967	—	59,939	—
Net investment income	14,799	—	42,585	—
Net realized losses on investments	(220)	—	(2,677)	—
Net revenue	413,084	277,467	1,104,121	760,257
Operating expenses
Cost of revenue - services	225,876	138,099	583,942	334,608
Cost of revenue - sales	107,984	102,395	308,951	324,820
Policy benefits, changes in reserves, and commissions	29,689	—	92,784	—
Selling, general and administrative	36,902	28,810	107,493	77,818
Depreciation and amortization	5,961	6,267	18,163	17,768
Gain on sale or disposal of assets	(23)	(1,106)	(973)	(135)
Lease termination costs	(159)	1,124	179	1,124
Total operating expenses	406,230	275,589	1,110,539	756,003
Income (loss) from operations	6,854	1,878	(6,418)	4,254
Interest expense	(10,719)	(10,383)	(31,614)	(29,208)
Other income (expense), net	(3,203)	1,193	(4,220)	(1,378)
Income from equity investees	335	918	3,153	427
Loss from continuing operations before income taxes	(6,733)	(6,394)	(39,099)	(25,905)
Income tax benefit (expense)	1,334	(1,504)	3,649	1,832
Loss from continuing operations	(5,399)	(7,898)	(35,450)	(24,073)
Loss from discontinued operations	—	(24)	—	(44)
Net loss	(5,399)	(7,922)	(35,450)	(24,117)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	841	(65)	2,365	(8)
Net loss attributable to HC2 Holdings, Inc.	(4,558)	(7,987)	(33,085)	(24,125)
Less: Preferred stock and deemed dividends	2,948	1,035	5,061	3,212
Net loss attributable to common stock and participating preferred stockholders	$(7,506)	$(9,022)	$(38,146)	$(27,337)
Basic loss per common share:
Loss from continuing operations	$(0.20)	$(0.35)	$(1.07)	$(1.09)
Loss from discontinued operations	—	—	—	—
Basic and diluted loss per common share	$(0.20)	$(0.35)	$(1.07)	$(1.09)
Diluted loss per common share:
Loss from continuing operations	$(0.20)	$(0.35)	$(1.07)	$(1.09)
Loss from discontinued operations	—	—	—	—
Net loss attributable to common stock and participating preferred stockholders	$(0.20)	$(0.35)	$(1.07)	$(1.09)
Weighted average common shares outstanding:
Basic	36,627	25,592	35,808	25,093
Diluted	36,627	25,592	35,808	25,093
See accompanying notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,399)	$(7,922)	$(35,450)	$(24,117)
Other comprehensive income (loss)
Foreign currency translation adjustment	672	(5,275)	1,335	(7,147)
Unrealized gain (loss) on available-for-sale securities, net of tax	8,972	(2,008)	71,261	(4,186)
Less: Comprehensive (income) loss attributable to the noncontrolling interest and redeemable noncontrolling interest	841	(65)	2,365	(8)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$5,086	$(15,270)	$39,511	$(35,458)

See accompanying notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,331,677	$1,231,841
Equity securities, available-for-sale at fair value	56,506	49,682
Mortgage loans	8,939	1,252
Policy loans	18,228	18,476
Other invested assets	60,870	53,119
Total investments	1,476,220	1,354,370
Cash and cash equivalents	121,321	158,624
Restricted cash	791	538
Accounts receivable (net of allowance for doubtful accounts of $3,033 and $794 at September 30, 2016 and December 31, 2015, respectively)	272,738	210,853
Costs and recognized earnings in excess of billings on uncompleted contracts	17,091	39,310
Inventory	8,973	12,120
Recoverable from reinsurers	525,599	522,562
Accrued investment income	15,751	15,300
Deferred tax asset	43,555	52,511
Property, plant and equipment, net	244,176	214,466
Goodwill	86,025	61,178
Intangibles, net	39,144	29,409
Other assets	35,520	65,206
Assets held for sale	1,093	6,065
Total assets	$2,887,997	$2,742,512
Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,637,501	$1,591,937
Annuity reserves	254,250	260,853
Value of business acquired	48,512	50,761
Accounts payable and other current liabilities	232,149	225,389
Billings in excess of costs and recognized earnings on uncompleted contracts	51,241	21,201
Deferred tax liability	12,807	4,281
Long-term obligations	396,688	371,876
Pension liability	20,744	25,156
Other liabilities	12,042	17,793
Total liabilities	2,665,934	2,569,247
Commitments and contingencies
Temporary equity:
Preferred stock, $.001 par value - 20,000,000 shares authorized; Series A - 27,308 and 29,172 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; Series A-1 - 1,000 and 10,000 shares issued and outstanding at September 30, 2016 and December 31, 2015; Series A-2 - 14,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	41,659	52,619
Redeemable noncontrolling interest	1,993	3,122
Total temporary equity	43,652	55,741
Stockholders’ equity:
Common stock, $.001 par value - 80,000,000 shares authorized; 38,263,606 and 35,281,375 shares issued and 38,031,325 and 35,249,749 shares outstanding at September 30, 2016 and December 31, 2015, respectively	38	35
Additional paid-in capital	228,842	209,477
Accumulated deficit	(112,814)	(79,729)
Treasury stock, at cost	(1,262)	(378)
Accumulated other comprehensive gain (loss)	37,221	(35,375)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	152,025	94,030
Noncontrolling interest	26,386	23,494
Total stockholders’ equity	178,411	117,524
Total liabilities, temporary equity and stockholders’ equity	$2,887,997	$2,742,512
See accompanying notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208	$104,395
Share-based compensation expense	—	—	7,402	—	—	—	—	7,402
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1,038)	(1,038)
Preferred stock dividends and accretion	—	—	(3,212)	—	—	—	—	(3,212)
Amortization of issuance costs and beneficial conversion feature	—	—	(375)	—	—	—	—	(375)
Issuance of Common Stock	5	—	—	—	—	—	—	—
Issuance of restricted stock	1,539	2	—	—	—	—	—	2
Conversion of Preferred Stock	235	—	1,000	—	—	—	—	1,000
Acquisition of controlling interest	—	—	—	—	—	—	(822)	(822)
Excess book value over fair value of purchased noncontrolling interest	—	—	43	—	—	—	(43)	—
Excess of fair value of net assets over purchase price of acquired company	—	—	182	—	—	—	—	182
Net loss	—	—	—	—	(24,125)	—	8	(24,117)
Foreign currency translation adjustment	—	—	—	—	—	(7,147)	—	(7,147)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(4,186)	—	(4,186)
Balance as of September 30, 2015	25,592	$26	$146,988	$(378)	$(68,289)	$(29,576)	$23,313	$72,084

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Amount						Total
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524
Share-based compensation expense	—	—	6,667	—	—	—	—	6,667
Fair value adjustment of Redeemable noncontrolling interest	—	—	(99)	—	—	—	—	(99)
Exercise of Warrants and Stock Options	2	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	(201)	—	—	(884)	—	—	—	(884)
Preferred stock dividend and accretion	—	—	(2,386)	—	—	—	—	(2,386)
Amortization of issuance costs and beneficial conversion feature	—	—	(309)	—	—	—	—	(309)
Issuance of common stock	65	—	—	—	—	—	—	—
Issuance of restricted stock	199	—	—	—	—	—	—	—
Conversion of Preferred Stock	2,564	3	10,850	—	—	—	—	10,853
Deemed dividend to induce conversion of Preferred Stock	152	—	(1,490)	—	—	—	—	(1,490)
Acquisition of controlling interests	—	—		—	—	—	2,161	2,161
Sale of controlling interest	—	—	—	—	—	—	8,000	8,000
Excess fair value over book value of noncontrolling interest sold	—	—	6,132	—	—	—	(6,132)	—
Net loss	—	—	—	—	(33,085)	—	(2,365)	(35,450)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	1,228	1,228
Foreign currency translation adjustment	—	—	—	—	—	1,335	—	1,335
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	71,261	—	71,261
Balance as of September 30, 2016	38,031	$38	$228,842	$(1,262)	$(112,814)	$37,221	$26,386	$178,411
See accompanying notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,450)	$(24,117)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	827	325
Share-based compensation expense	6,667	7,402
Depreciation and amortization	19,602	23,503
Amortization of deferred financing costs and debt discount	1,530	1,246
Amortization of fixed maturities discount/premium	8,966	—
(Gain) loss on sale or disposal of assets	251	(135)
Net realized (gains) losses on investments	2,519	(431)
Impairment of investments	4,321	—
Equity investment (income) loss	(3,153)	(427)
Lease termination costs	179	1,124
Deferred income taxes	(18,940)	(5,957)
Receipt of dividends from equity investees	7,214	2,448
Annuity benefits	6,737	—
All other operating activities	(224)	315
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(56,463)	(36,099)
(Increase) decrease in costs and recognized earnings in excess of billings on uncompleted contracts	22,219	(9,253)
(Increase) decrease in inventory	3,518	455
(Increase) decrease in other assets	26,725	(3,316)
Increase (decrease) in life, accident and health reserves	41,942	—
Increase (decrease) in accounts payable, current and other liabilities	(12,625)	42,364
Increase (decrease) in billings in excess of costs and recognized earnings on uncompleted contracts	30,040	(21,933)
Increase (decrease) in pension liability	(1,423)	(8,665)
Net cash provided by (used in) operating activities	54,979	(31,151)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,689)	(16,751)
Sale of property and equipment	511	4,994
Purchase of investments	(179,291)	(41,710)
Sale of investments	72,188	6,876
Sale of assets held for sale	5,900	1,479
Cash paid for business acquisitions, net of cash acquired	(10,871)	(568)
Maturities and redemptions of fixed maturity securities	53,663	—
Change in restricted cash	(253)	(727)
All other investing activities	(230)	—
Net cash used in investing activities	(80,072)	(46,407)
Cash flows from financing activities:
Proceeds from long-term obligations	11,672	54,963
Principal payments on long-term obligations	(11,441)	(8,473)
Payment of deferred financing costs	—	(1,137)
Annuity receipts	2,522	—
Annuity surrenders	(15,562)	—

Proceeds from issuance of common stock of subsidiary	8,000
Proceeds from sale of preferred stock, net	—	14,033
Purchase of noncontrolling interest	(2,163)	(239)
Payment of withholdings related to net settlements	(884)	—
Payment of dividends	(3,007)	(3,855)
Net cash provided by (used in) financing activities	(10,863)	55,292
Effect of currency exchange rate changes on cash and cash equivalents	(1,347)	(4,646)
Net change in cash and cash equivalents	(37,303)	(26,912)
Cash and cash equivalents, beginning of period	158,624	107,978
Cash and cash equivalents, end of period	$121,321	$81,066
Supplemental cash flow information:
Cash paid for interest	$21,491	$21,445
Cash paid for taxes	$13,469	$1,701
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$1,808
Property, plant and equipment included in accounts payable	$1,542	$1,521
Fair value of contingent asset assumed in other acquisitions	$2,992	$—
Fair value of deferred liability assumed in other acquisitions	$2,589	$—
Debt assumed in other acquisitions	$20,813	$—
Deemed dividend from conversion of preferred stock	$1,490	$—
Conversion of preferred stock	$10,853	$1,000

See accompanying notes to Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we”, "us" and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that the Company believes can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company also invests to a more limited extent in a variety of debt instruments or noncontrolling equity interest positions. HC2's common stock trades on the NYSE MKT LLC under the symbol “HCHC”.

The Company currently has seven reportable segments based on management’s organization of the enterprise - Manufacturing, Marine Services, Insurance, Utilities, Telecommunications, Life Sciences, and Other which includes operations that do not meet the separately reportable segment thresholds.

1.Our Manufacturing segment includes DBM Global Inc. (“DBM Global”, f/k/a Schuff International, Inc.) and its wholly-owned subsidiaries. DBM Global offers integrated steel construction services from a single source and professional services that include design-assist, design-build, engineering, building information modeling participation, 3D steel modeling / detailing, fabrication, advanced field erection, project management and state-of-the-art steel management systems. Major market segments for DBM Global include commercial, healthcare, convention centers, stadiums, gaming and hospitality, mixed use and retail, industrial, public works, bridges, transportation, and international projects. Headquartered in Phoenix, Arizona, DBM Global has operations in Arizona, California, Georgia, Kansas, and Texas, with construction projects primarily located in the aforementioned states, in addition to international construction projects in select markets, primarily Panama, through its Panamanian joint venture Schuff Hopsa Engineering. The Company maintains a 92% controlling interest in DBM Global.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Insurance segment includes United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI", and together with UTA, the "Insurance Companies"). The Insurance Companies provide long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company owns 100% of the Insurance Companies.

4.Our Utilities segment includes American Natural Gas ("ANG"). Headquartered in the Northeast, ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains effective control of, and a 49.99% ownership interest in ANG.

5.Our Telecommunications segment includes PTGi International Carrier Services, ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecom operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol ("VOIP") service operators and Internet service providers from our International Carrier Services business unit. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company owns 100% of ICS.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns a (i) 77% interest in Genovel Orthopedics, Inc., which seeks to develop products to treat early osteoarthritis of the knee, (ii) 61% interest in R2 Dermatology Incorporated (f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies.

7.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. Among the businesses included in this segment are the Company's 56% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games, and the Company's 72% interest in NerVve Technologies Inc. ("NerVve"), which provides analytics on broadcast TV, digital and social media online platforms.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2016, the Company has a 100% interest in the Insurance Companies, a 100% interest in ICS, a 95% interest in GMSL, a 92% interest in DBM Global, a 56% interest in DMi, a 72% interest in NerVve, and board control of, and a 49.99% interest in ANG. Because the Company controls the operations of ANG through its control of the board, the assets, liabilities, revenues and expenses of ANG are included in our Condensed Consolidated Financial Statements. Through its subsidiary, Pansend, the Company has a 77% interest in Genovel Orthopedics, Inc., a 61% interest in R2 Dermatology and an 80% interest in BeneVir. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. DBM Global uses a 4-4-5 week quarterly cycle, which for the third quarter of 2016 ended on October 1, 2016.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations related to the reporting of new financial statement line items.

Adjustments

During the second quarter of 2016, the Company identified an immaterial error in its calculation of depreciation expense for the twelve months ended December 31, 2015 and 2014 and the three months ended March 31, 2016 related to purchase accounting associated with the acquisition of DBM Global in May of 2014.  This resulted in an excess depreciation expense being recorded in each of the periods noted.  In addition, certain gains and losses on assets that were disposed of by DBM Global were incorrectly recorded during the same periods as a result of these adjustments.  The net impact of these adjustments to net income would have been an increase of $0.7 million and a decrease of $0.2 million for the twelve months ended December 31, 2015 and 2014, respectively, and an increase of $0.8 million for the three months ended March 31, 2016.

The Company determined to correct the cumulative effect of these adjustments in the second quarter of 2016, which resulted in a net adjustment to net income (loss) attributable to common and participating preferred stockholders for the nine months ended September 30, 2016 of $1.3 million.  Excluding this adjustment, net loss attributable to common and participating preferred stockholders would have been $39.4 million or $1.10 per fully diluted share for the nine months ended September 30, 2016, instead of the $38.1 million recorded.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest Subtopic No. 835-30: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets, rather than as a direct offset to the liability as is required now under ASU 2015-03. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-12, "(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, and (Part III) Measurement Date Practical Expedient". Part I of this ASU is related to one area of several potential simplifications for employee benefit plans and designates contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit responsive investment contracts. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

In May 2015, the FASB has issued ASU 2015-9, "Disclosures About Short-Duration Contracts". This ASU requires insurance entities to disclose for annual reporting periods certain information in respect of liability for unpaid claims and claim adjustment expenses. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-8, “Business Combinations Topic No. 805: Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update),” which rescinds certain SEC guidance in order to conform with ASU 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

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

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. On January 1, 2016, the Company adopted this update, which did not have a material impact on the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In August, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB ASC 230, "Statement of Cash Flows." The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has not yet adopted this update and is currently evaluating the impact of ASU 2016-15 on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses" (Topic 326)" ("ASU-2016-13"), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. For public business entities that file reports with the SEC, the amendments in the ASU are effective for fiscal years beginning after December 15, 2019. The Company has not yet adopted this update and is currently evaluating the impact of ASU 2016-13 on its Condensed Consolidated Financial Statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue From Contracts With Customers" "(Topic 606)" ("ASU 2016-12"), which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2016-12 (and any other Topic amended by ASU 2014-09). "Revenue from Contracts with Customers (Topic 606), Section A - Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)" ("ASU 2014-09"). ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company has not yet adopted this update and is currently evaluating the impact of ASU 2016-12 on its Condensed Consolidated Financial Statements.

In April 2016, the FASB issued ASU 2016-10, "Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. Further, this update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. ASU 2016-10seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The Company has not yet adopted ASU 2016-10 and is currently evaluating the impact the update would have on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" "(Topic 718)" ("ASU 2016-09"), which introduces targeted amendments intended to simplify accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. Early adoption is permitted. The Company has not yet adopted this update and is currently evaluating the update would have on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations" (Topic 606), which updates the new revenue standard by clarifying the principal versus agent implementation guidance. Early adoption is permitted. The Company's effective date for adoption is January 1, 2018. The Company has not yet adopted this update and is currently evaluating the impact of ASU 2016-08 on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting" "(Topic 323)" ("ASU 2016-07"), which requires an investor to initially apply the equity method of accounting from the date such investor qualifies for that method (i.e., the date such investor obtains significant influence over the operating and financial policies of an investee). The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company has not yet adopted this update and is currently evaluating the impact of ASU 2016-07 on its Condensed Consolidated Financial Statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" "(Topic 815)" ("ASU 2016-06"), which addresses how an entity should assess whether contingent call or put options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. ASU 2016-06 clarifies that an entity is required to assess the embedded call or put options in accordance with a specific four-step decision sequence. This means that entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments that may be put upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence. Early adoption is permitted. The Company's effective date for adoption is January 1, 2017. The Company has not yet adopted ASU 2016-06 and is currently evaluating the impact the update would have on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" "(Topic 842)" ("ASU 2016-02"), which applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. ASU 2016-02 requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP requirements. Classification depends on the same five criteria used by lessees as well as certain additional factors. The new standard addresses other considerations including identification of a lease, separating lease and nonlease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2019. The Company has not yet adopted ASU 2016-02 and is currently evaluating the impact the update would have on its Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" "(Subtopic 825-10)" ("ASU 2016-01") which, among other things, requires all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income instead of accumulated other comprehensive income ("AOCI"). Certain provisions of ASU 2016-01 are eligible for early adoption. The Company’s effective date for adoption is January 1, 2018. The Company has not yet adopted ASU 2016-01 and is currently evaluating the impact the update would have on its Condensed Consolidated Financial Statements.

3. Business Combinations

The Company’s acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Condensed Consolidated Financial Statements, in conformity with ASC 820, “Fair Value Measurements and Disclosures”, represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill. In accordance with ASC 805 “Business Combinations,” if additional information is obtained about the initial estimates of the fair value of the assets acquired and liabilities assumed within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

Insurance Segment

On December 24, 2015, the Company completed the acquisitions of 100% of the interest in each of the Insurance Companies as well as all assets owned by the sellers of the Insurance Companies and their affiliates (the "Seller Parties") that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The operations of the Insurance Companies form the basis of our Insurance segment, and we plan to leverage their existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care businesses.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate consideration paid in connection with the acquisition of the Insurance Companies and related transactions and agreements was valued at $18.7 million, consisting of $7.1 million of cash, $2.0 million in aggregate principal amount of the Company’s 11.0% Senior Secured Notes due 2019, 1,007,422 shares of the Company's common stock and five-year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments for stock splits or similar transactions) exercisable on or after February 3, 2016 (the "Warrants").

Purchase Price Allocation

The preliminary fair values of identified assets acquired, liabilities assumed, residual goodwill and consideration transferred are summarized as follows (in thousands):

Fair value of consideration transferred
Cash	$7,146
Company’s Senior Secured Notes	1,879
Company's common stock	5,380
2016 Warrants	4,332
Total fair value of consideration transferred	$18,737

Purchase price allocation
Fixed maturities, available for sale at fair value	$1,230,038
Equity securities, available for sale at fair value	35,697
Mortgage loans	1,252
Policy loans	18,354
Other investments	183
Cash and cash equivalents	48,525
Recoverable from reinsurers	522,790
Accrued investment income	14,417
Goodwill	46,613
Intangibles	4,850
Other assets	12,869
Total assets acquired	1,935,588
Life, accident and health reserves	(1,592,722)
Annuity reserves	(259,675)
Value of business acquired	(51,584)
Deferred tax liability	(1,704)
Other liabilities	(11,166)
Total liabilities assumed	(1,916,851)
Total net assets acquired	$18,737

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

Recoverable from Reinsurers

The recoverable from reinsurers balance represents amounts recoverable from third parties. U.S. GAAP requires insurance reserves and recoverable from reinsurers balances to be presented on a gross basis, as opposed to U.S. statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $515.9 million, to arrive at a gross insurance liability, and recognized an offsetting recoverable from reinsurers amount of approximately $515.9 million. As part of this process, management analyzed reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

Amounts recoverable from reinsurers were estimated in a manner consistent with the liability associated with the reinsured policies and were an estimate of the recoverable from reinsurers amount in respect of each of paid and unpaid losses, including an estimate for losses incurred but not reported. Recoverable from reinsurers represents expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. Recoverable from reinsurers includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Contingent Liability

Pursuant to the agreements governing the acquisition of the Insurance Companies, the Company also agreed to pay to the Seller Parties, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014. Such payments are capped at $13.0 million in the aggregate. The balance is calculated based on the fluctuation of the statutory cash flow testing and premium deficiency reserves annually following each of the Insurance Companies' filing with its applicable insurance regulator of its annual statutory financial statements for each calendar year ending December 31 through and including December 31, 2019. Based on the 2015 statutory statements, the Company does not have a payment due. Further, the Company's current estimate is that the obligation will not be incurred through the calendar year ending December 31, 2019. This expectation is primarily driven by the following factors: (i) reduced confidence that treasury rates will increase to historical averages over the near term; (ii) uncertainty around future operating expenses historically performed by the Seller Parties; and (iii) the increase in the premium deficiency reserve as reported at December 31, 2015 of approximately $8.0 million (because the balance is cumulative over the period, a decrease of approximately $8.0 million would be required before there would be any obligation to the Seller Parties under the earn-out). The Company will perform this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

Control Level Risk-Based Capital

In connection with the consummation of the acquisition of the Insurance Companies, the Company agreed with the statutory regulator of CGI, the Ohio Department of Insurance ("ODOI"), that for five years following the closing of the transaction, the Company will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the statutory regulator of UTA, the Texas Department of Insurance ("TDOI"), that, for five years following the closing of the transaction, the Company will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

In connection with the consummation of the acquisition of the Insurance Companies, each of the Insurance Companies also entered into a capital maintenance agreement with Great American Financial Resources, Inc. ("GAFRI" and each such agreement, a “Capital Maintenance Agreement,” and collectively, the “Capital Maintenance Agreements”). Under each Capital Maintenance Agreement, if the applicable Insurance Company's total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, GAFRI will pay cash or assets to the applicable Insurance Company, as required, to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statements). GAFRI’s obligation to make such payments is capped at $25.0

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI. Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021, or until payments by GAFRI thereunder equal the maximum amount payable under the applicable agreement. The Company will indemnify GAFRI for the amount of any payments made by it under the Capital Maintenance Agreements.

Other

Transaction costs incurred in connection with the acquisition of the Insurance Companies were $0.0 and $0.5 million during the three and nine months ended September 30, 2016 and were included within Selling, general and administrative expenses. The Company recorded net revenue of $34.5 million and $99.8 million and net loss of $2.0 million and $12.6 million from the Insurance Companies for the three and nine months ended September 30, 2016.

Pro Forma Adjusted Summary

The results of operations for the Insurance Companies have been included in the Condensed Consolidated Financial Statements subsequent to their acquisition date.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net revenue	$315,371	$876,697
Net loss from continuing operations	$(7,119)	$(22,451)
Loss from discontinued operations	(24)	(44)
Net loss attributable to HC2	$(7,143)	$(22,495)

Per share amounts:
Loss from continuing operations	$(0.28)	$(0.89)
Loss from discontinued operations	$—	$—
Net loss attributable to HC2	$(0.28)	$(0.90)

Other Acquisitions

During the nine months ended September 30, 2016, we purchased three fueling stations, completed the acquisition of additional interests in and thereby control of NerVve and BeneVir, and acquired a 60% controlling interest in CWind Limited ("CWind") with an obligation to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets). The total consideration transferred for these acquisitions was $21.9 million including $13.7 million in cash. The results of each of the companies acquired have been reported in our results of operations from the date of acquisition.

We have preliminarily allocated the purchase price of these acquired businesses to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable intangible assets, fixed assets and debt; therefore, the fair values set forth below are subject to adjustment upon finalization of the valuations. The amounts in respect of these potential adjustments could be significant. We expect to complete the purchase price allocation for fiscal year 2016 acquisitions during fiscal year 2017.

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed for the fiscal year 2016 acquisitions at the date of acquisition, in accordance with the acquisition method of accounting:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total
Consideration
Cash	$13,671
Convertible notes	2,915
Promissory note	1,128
Fair value of previously held interest	4,610
Contingent asset	(2,992)
Deferred consideration	2,589
Total fair value of consideration transferred	$21,921

Purchase price allocation
Cash and cash equivalents	$2,966
Accounts receivable	6,400
Inventory	528
Property, plant and equipment, net	32,439
Goodwill	7,242
Intangibles	12,557
Other assets	2,335
Total assets acquired	64,467
Accounts payable and other current liabilities	(11,180)
Deferred tax liability	(5,494)
Long-term obligations	(20,813)
Other liabilities	(15)
Noncontrolling interest	(815)
Total liabilities assumed	(38,317)
Enterprise value	26,150
Less fair value of noncontrolling interest	3,889
Bargain purchase gain	340
Purchase price attributable to controlling interest	$21,921

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$16,081	$834	$—	$16,915
States, municipalities and political subdivisions	375,661	25,988	(36)	401,613
Foreign government	6,392	—	(113)	6,279
Residential mortgage-backed securities	141,837	2,192	(550)	143,479
Commercial mortgage-backed securities	59,114	1,113	(78)	60,149
Asset-backed securities	68,865	1,912	(261)	70,516
Corporate and other	587,499	48,194	(2,967)	632,726
Total fixed maturity securities	$1,255,449	$80,233	$(4,005)	$1,331,677
Equity securities
Common stocks	$17,485	$2,402	$(393)	$19,494
Perpetual preferred stocks	36,752	734	(474)	37,012
Total equity securities	$54,237	$3,136	$(867)	$56,506

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,131	$1	$(49)	$17,083
States, municipalities and political subdivisions	387,427	60	(1,227)	386,260
Foreign government	6,426	3	—	6,429
Residential mortgage-backed securities	166,324	579	(588)	166,315
Commercial mortgage-backed securities	74,898	233	(96)	75,035
Asset-backed securities	34,396	106	(51)	34,451
Corporate and other	553,487	318	(7,537)	546,268
Total fixed maturity securities	$1,240,089	$1,300	$(9,548)	$1,231,841
Equity securities
Common stocks	$19,935	$1	$(1,311)	$18,625
Perpetual preferred stocks	30,901	162	(6)	31,057
Total equity securities	$50,836	$163	$(1,317)	$49,682

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized losses on investments. These investments had a fair value of $15.0 million and $21.0 million as of September 30, 2016 and December 31, 2015, respectively. The change in fair value related to these securities resulted in a net loss of approximately $0.1 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, and $0 for each of the three and nine months ended September 30, 2015.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2016 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized	Fair
	Cost	Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$40,777	$38,312
Due after one year through five years	115,932	120,562
Due after five years through ten years	141,642	148,033
Due after ten years	687,282	750,626
Subtotal	985,633	1,057,533
Mortgage-backed securities	200,951	203,628
Asset-backed securities	68,865	70,516
Total	$1,255,449	$1,331,677

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities as of September 30, 2016 and December 31, 2015 (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016			December 31, 2015
	Amortized	Fair	% of	Amortized	Fair	% of
	Cost	Value	Total	Cost	Value	Total
Finance, insurance, and real estate	$210,441	$216,550	34.2%	$223,144	$217,377	39.8%
Transportation, communication and other services	166,645	181,405	28.7%	156,022	155,175	28.4%
Manufacturing	118,492	129,738	20.5%	95,138	94,792	17.4%
Other	91,921	105,033	16.6%	79,183	78,924	14.4%
Total	$587,499	$632,726	100.0%	$553,487	$546,268	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the Condensed Consolidated Statements of Operations (“credit loss impairments”) represents the difference between the amortized cost of the securities and the net present value of their projected future cash flows discounted at the effective interest rate implicit in such securities prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded a $1.5 million and $2.6 million impairment related to two fixed maturity securities for the three and nine months ended September 30, 2016, respectively. The Company reported a $2.5 million impairment within Other income (expense), net and a $0.2 million impairment within Net realized losses on investments. The Company did not record any impairments on fixed maturity or equity securities during the three and nine months ended September 30, 2015.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 117 and 528 fixed maturity and equity securities held by the Company as of September 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	September 30, 2016		December 31, 2015
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Fixed maturity and equity securities
Less than 20%	$(1,965)	40.3%	$(5,667)	52.2%
20% or more for less than six months	(337)	6.9%	—	—%
20% or more for six months or greater	(2,570)	52.8%	(5,198)	47.8%
Total	$(4,872)	100.0%	$(10,865)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of September 30, 2016 and December 31, 2015, respectively. However, unforeseen

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 117 and 528 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of September 30, 2016 and December 31, 2015, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

September 30, 2016	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$131	$—	$—	$—	$131	$—
States, municipalities and political subdivisions	7,080	(36)	—	—	7,080	(36)
Foreign government	6,279	(113)	—	—	6,279	(113)
Residential mortgage-backed securities	47,909	(550)	—	—	47,909	(550)
Commercial mortgage-backed securities	10,703	(78)	—	—	10,703	(78)
Asset-backed securities	17,939	(261)	—	—	17,939	(261)
Corporate and other	40,389	(396)	5,040	(2,571)	45,429	(2,967)
Total fixed maturity securities	$130,430	$(1,434)	$5,040	$(2,571)	$135,470	$(4,005)
Equity securities
Common stocks	$5,515	$(393)	$—	$—	$5,515	$(393)
Perpetual preferred stocks	11,520	(474)	—	—	11,520	(474)
Total equity securities	$17,035	$(867)	$—	$—	$17,035	$(867)

December 31, 2015	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	466,293	(7,537)	—	—	466,293	(7,537)
Total fixed maturity securities	$920,670	$(9,548)	$—	$—	$920,670	$(9,548)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

At September 30, 2016, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 13.0% of the gross unrealized loss and 52.5% of the fair value. At December 31, 2015, investment grade fixed maturity securities represented approximately 33.2% of the gross unrealized loss and 88.3% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Invested Assets

Other invested assets represent approximately 4.1% and 3.9% of the Company’s total investments as of September 30, 2016 and December 31, 2015, respectively. Carrying values of other invested assets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$138	$1,382	$249	$6,475
Preferred Equity	2,484	10,763	1,655	7,522
Warrants	3,097	—	3,880	—
Limited Partnerships	—	1,141	—	1,171
Joint Ventures	—	37,153	—	27,324
Total	$5,719	$50,439	$5,784	$42,492

Additionally, as of September 30, 2016 and December 31, 2015, other invested assets include common stock purchase warrants and call options accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815") (in thousands):

September 30, 2016	Cost	Gains	Losses	Fair Value
Warrants	$6,332	$280	$(2,130)	$4,482
Call Options	230	—	—	230
Total	$6,562	$280	$(2,130)	$4,712

December 31, 2015	Cost	Gains	Losses	Fair Value
Warrants	$6,383	$428	$(2,600)	$4,211
Call Options	1,680	—	(1,048)	632
Total	$8,063	$428	$(3,648)	$4,843

Net Investment Income

For the three and nine months ended September 30, 2016, the major sources of net investment income in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Fixed maturity securities, available-for-sale at fair value	$14,033	$40,388
Equity securities, available-for-sale at fair value	430	1,526
Mortgage loans	120	155
Policy loans	312	876
Other invested assets	129	302
Gross investment income	15,024	43,247
External investment expense	(225)	(662)
Net investment income	$14,799	$42,585

Net Realized Gains (Losses) on Investments

For the three and nine months ended September 30, 2016, the major sources of net realized gains (losses) on investments in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Realized gains on fixed maturity securities	$455	$1,663
Realized losses on fixed maturity securities	—	(2,338)
Realized gains on equity securities	154	438
Realized losses on equity securities	—	(352)
Net realized gains (losses) on derivative instruments	(829)	(1,925)
Impairment loss	—	(163)
Net realized gains (losses)	$(220)	$(2,677)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below (in thousands):

September 30, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$16,915	$5,337	$11,546	$32
States, municipalities and political subdivisions	401,613	—	395,644	5,969
Foreign government	6,279	—	6,279	—
Residential mortgage-backed securities	143,479	—	83,479	60,000
Commercial mortgage-backed securities	60,149	—	9,870	50,279
Asset-backed securities	70,516	—	3,772	66,744
Corporate and other	632,726	2,192	609,646	20,888
Total fixed maturity securities	1,331,677	7,529	1,120,236	203,912
Equity securities
Common stocks	19,494	14,668	—	4,826
Perpetual preferred stocks	37,012	9,984	27,028	—
Total equity securities	56,506	24,652	27,028	4,826
Derivatives	4,712	—	—	4,712
Contingent asset	2,724	—	—	2,724
Total assets accounted for at fair value	$1,395,619	$32,181	$1,147,264	$216,174

Liabilities
Warrant liability	$3,511	$—	$—	$3,511
Deferred consideration	748	—	—	748
Other	1,490	—	—	1,490
Total liabilities accounted for at fair value	$5,749	$—	$—	$5,749

December 31, 2015		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,083	$5,753	$11,257	$73
States, municipalities and political subdivisions	386,260	—	380,601	5,659
Foreign government	6,429	—	6,429	—
Residential mortgage-backed securities	166,315	—	87,296	79,019

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed securities	75,035	—	14,510	60,525
Asset-backed securities	34,451	—	6,798	27,653
Corporate and other	546,268	7,090	525,234	13,944
Total fixed maturity securities	1,231,841	12,843	1,032,125	186,873
Equity securities
Common stocks	18,625	13,693	—	4,932
Perpetual preferred stocks	31,057	10,271	20,786	—
Total equity securities	49,682	23,964	20,786	4,932
Derivatives	4,843	632	—	4,211
Total assets accounted for at fair value	$1,286,366	$37,439	$1,052,911	$196,016

Liabilities
Warrant liability	$4,332	$—	$—	$4,332
Total liabilities accounted for at fair value	$4,332	$—	$—	$4,332

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $1.1 million corporate and other bonds and $0.5 million preferred stock from Level 1 into Level 2 during the nine months ended September 30, 2016, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for the three months ended September 30, 2016 and the three and nine months ended September 30, 2015.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer out of Level 3 of $0.6 million and transfer into Level 3 of $2.4 million during the three and nine months ended September 30, 2016, respectively. There were no transfers into or out of Level 3 for the three and nine months ended September 30, 2015.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value but that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are sometimes based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

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

Warrant Liability. The balance consists of the Warrants issued in connection with the acquisition of the Insurance Companies and recorded within other liabilities on the Condensed Consolidated Balance Sheets. Fair value was determined using the Monte Carlo Simulation because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from prior periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of 100 unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all 100 independent price paths represents the estimate of fair value for each combination of assumptions. Therefore, the warrant liability was classified as Level 3.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3 Measurements and Transfers

Changes in balances of Level 3 financial assets carried at fair value during the three and nine months ended September 30, 2016 and 2015 are presented below (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$58	$—	$—	$—	$(26)	$—	$—	$32
States, municipalities and political subdivisions	5,864	102	3	—	—	—	—	5,969
Residential mortgage-backed securities	62,289	(422)	525	—	(2,973)	8,686	(8,105)	60,000
Commercial mortgage-backed securities	57,563	(269)	(19)	—	(7,378)	2,629	(2,247)	50,279
Asset-backed securities	54,217	85	1,454	10,337	(720)	1,387	(16)	66,744
Corporate and other	16,661	(108)	550	7,899	(1,145)	—	(2,969)	20,888
Total fixed maturity securities	196,652	(612)	2,513	18,236	(12,242)	12,702	(13,337)	203,912
Equity securities
Common stocks	4,826	—	—	—	—	—	—	4,826
Total equity securities	4,826	—	—	—	—	—	—	4,826
Derivatives	5,318	(94)	(694)	230	(48)	—	—	4,712
Contingent asset	2,813	(89)	—	—	—	—	—	2,724
Total financial assets	$209,609	$(795)	$1,819	$18,466	$(12,290)	$12,702	$(13,337)	$216,174

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Liabilities
Warrant liability	$2,772	$739	$—	$—	$—	$—	$—	$3,511
Deferred consideration	2,218	(1,470)	—	—	—	—	—	748
Other	—	—	—	1,490	—	—	—	1,490
Total financial liabilities	$4,990	$(731)	$—	$1,490	$—	$—	$—	$5,749

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$2	$—	$(43)	$—	$—	$32
States, municipalities and political subdivisions	5,659	302	8	—	—	—	—	5,969
Residential mortgage-backed securities	79,019	(2,105)	910	—	(10,988)	16,569	(23,405)	60,000
Commercial mortgage-backed securities	60,525	(760)	920	—	(12,394)	9,779	(7,791)	50,279
Asset-backed securities	27,653	140	2,176	43,405	(14,742)	13,808	(5,696)	66,744

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate and other	13,944	50	479	8,499	(1,206)	2,091	(2,969)	20,888
Total fixed maturity securities	186,873	(2,373)	4,495	51,904	(39,373)	42,247	(39,861)	203,912
Equity securities
Common stocks	4,932	—	(106)	—	—	—	—	4,826
Total equity securities	4,932	—	(106)	—	—	—	—	4,826
Derivatives	4,211	(1,119)	1,438	230	(48)	—	—	4,712
Contingent asset	—	(268)	—	2,992	—	—	—	2,724
Total financial assets	$196,016	$(3,760)	$5,827	$55,126	$(39,421)	$42,247	$(39,861)	$216,174

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Liabilities
Warrant liability	$4,332	$(821)	$—	$—	$—	$—	$—	$3,511
Deferred consideration	—	(1,841)	—	2,589	—	—	—	748
Other	—	—	—	1,490	—	—	—	1,490
Total financial liabilities	$4,332	$(2,662)	$—	$4,079	$—	$—	$—	$5,749

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2015
Assets
Fixed maturity securities
Corporate and other	$13,265	$123	$(1,542)	$—	$(4,684)	$—	$—	$7,162
Total fixed maturity securities	13,265	123	(1,542)	—	(4,684)	—	—	7,162
Derivatives	295	317	—	—	—	—	—	612
Total financial assets	$13,560	$440	$(1,542)	$—	$(4,684)	$—	$—	$7,774

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2015
Assets
Fixed maturity securities
Corporate and other	$250	$123	$(1,542)	$13,015	$(4,684)	$—	$—	$7,162
Total fixed maturity securities	250	123	(1,542)	13,015	(4,684)	—	—	7,162
Derivatives	—	317	—	295	—	—	—	612
Total financial assets	$250	$440	$(1,542)	$13,310	$(4,684)	$—	$—	$7,774

Since internally developed Level 3 asset fair values represent less than 1% of the Company’s total assets, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2016 and December 31, 2015, respectively. This table excludes carrying amounts reported in the Condensed

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Balance Sheets for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands):

September 30, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$8,939	$8,940	$—	$—	$8,940
Policy loans	18,228	18,228	—	18,228	—
Other invested assets	5,719	5,591	—	—	5,591
Total assets not accounted for at fair value	$32,886	$32,759	$—	$18,228	$14,531
Liabilities
Annuity benefits accumulated (1)	$254,250	$252,306	$—	$—	$252,306
Long-term obligations (2)	343,906	340,544	—	340,544	—
Total liabilities not accounted for at fair value	$598,156	$592,850	$—	$340,544	$252,306

December 31, 2015			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,252	$1,252	$—	$—	$1,252
Policy loans	18,476	18,476	—	18,476	—
Other invested assets	5,784	3,434	—	—	3,434
Total assets not accounted for at fair value	$25,512	$23,162	$—	$18,476	$4,686
Liabilities
Annuity benefits accumulated (1)	$257,454	$258,847	$—	$—	$258,847
Long-term obligations (2)	319,180	310,307	—	310,307	—
Total liabilities not accounted for at fair value	$576,634	$569,154	$—	$310,307	$258,847
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 840, "Leases".

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Contract receivables:
Contracts in progress	$148,536	$103,178
Unbilled retentions	39,128	31,195
Trade receivables	87,891	77,084
Other receivables	216	190
Allowance for doubtful accounts	(3,033)	(794)
	$272,738	$210,853

7. Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Costs incurred on contracts in progress	$606,809	$597,656
Estimated earnings	125,377	99,985
	732,186	697,641
Less progress billings	766,336	679,532
	$(34,150)	$18,109
The above is included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$17,091	$39,310
Billings in excess of costs and recognized earnings on uncompleted contracts	51,241	21,201
	$(34,150)	$18,109

8. Inventory

Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$8,514	$10,485
Work in process	235	1,289
Finished goods	224	346
	$8,973	$12,120

9. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers assets as of September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016		December 31, 2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$138,393	26.3%	$133,646	25.5%
Great American Life Insurance Co	A	46,939	8.9%	44,748	8.6%
Hannover Life Reassurance Co	A+	340,172	64.8%	344,168	65.9%
Other	A-	95	—%	—	—%
Total		$525,599	100.0%	$522,562	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 are as follows (in thousands):

	Manufacturing	Marine Services	Telecom	Utilities	Insurance	Life Sciences	Other	Total
Balance as of December 31, 2015	$24,490	$1,134	$3,378	$1,374	$29,021	$—	$1,781	$61,178
Acquisition of business	—	1,528	—	1,257	17,592	3,633	824	24,834
Other	—	—	—	—	—	—	13	13
Balance as of September 30, 2016	$24,490	$2,662	$3,378	$2,631	$46,613	$3,633	$2,618	$86,025

Indefinite-lived Intangible Assets

The acquisition of the Insurance Companies resulted in the acquisition of state licenses, which are indefinite-lived intangible assets not subject to amortization valued at $4.8 million as of September 30, 2016. In addition, the acquisition of BeneVir resulted in the recording of an in-process research and development intangible asset not subject to amortization valued at $6.4 million.

Amortizable Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	Manufacturing	Marine Services	Utilities	Life Sciences	Other	Corporate	Total
Trade names
Balance as of December 31, 2015	$4,005	$601	$5,407	$—	$—	$—	$10,013
Amortization	(224)	(243)	(473)	—	—	—	(940)
Acquisition of business	—	2,626	—	—	—	—	2,626
Balance as of September 30, 2016	$3,781	$2,984	$4,934	$—	$—	$—	$11,699

Customer relationships
Balance as of December 31, 2015	$—	$6,794	$4,444	$—	$—	$—	$11,238
Amortization	—	(350)	(355)	—	—	—	(705)
Acquisition of business	—	—	2,325	—	—	—	2,325
Balance as of September 30, 2016	$—	$6,444	$6,414	$—	$—	$—	$12,858

Developed technology
Balance as of December 31, 2015	$—	$810	$—	$—	$2,279	$—	$3,089
Amortization	—	(208)	—	—	(957)	—	(1,165)
Balance as of September 30, 2016	$—	$602	$—	$—	$1,322	$—	$1,924

Other
Balance as of December 31, 2015	$—	$—	$20	$177	$—	$22	$219
Amortization	—	—	—	(3)	(21)	(4)	(28)
Acquisition of business	—	—	68	48	1,214	—	1,330
Balance as of September 30, 2016	$—	$—	$88	$222	$1,193	$18	$1,521

Total amortizable intangible assets
Balance as of December 31, 2015	$4,005	$8,205	$9,871	$177	$2,279	$22	$24,559
Amortization	(224)	(801)	(828)	(3)	(978)	(4)	(2,838)
Acquisition of business	—	2,626	2,393	48	1,214	—	6,281
Balance as of September 30, 2016	$3,781	$10,030	$11,436	$222	$2,515	$18	$28,002

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Long-term care insurance reserves	$1,396,446	$1,354,151
Traditional life insurance reserves	103,131	104,450
Other accident and health insurance reserves	137,924	133,336
Total life, accident and health reserves	$1,637,501	$1,591,937

12. Long-Term Obligations

Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
HC2
11.0% Senior Secured Notes, due in 2019	$307,000	$307,000
GMSL
Notes payable and revolving lines of credit, various maturity dates	20,765	—
LIBOR plus 3.65% Notes, due in 2019	3,025	5,260
Obligations under capital leases	52,782	52,697
DBM Global
LIBOR plus 4.0% Notes, due in 2018 and 2019	10,114	14,378
Line of Credit	1,900	1,600
ANG
5.5% Term Loan, due in 2018	541	660
LIBOR plus 3.0% Notes, due in 2023	3,500	—
4.36% Notes, due in 2022	2,500	—
4.25% Seller Note, due in 2022	2,919	—
Other	81	19
Total	405,127	381,614
Unamortized issuance discounts on debt, net of premiums	(8,439)	(9,738)
Total long-term obligations	$396,688	$371,876

Aggregate capital lease and debt payments are as follows (in thousands):

	Capital Leases	Debt	Total
2016	$1,718	$25,025	$26,743
2017	6,848	47,068	53,916
2018	9,981	43,703	53,684
2019	9,849	348,041	357,890
2020	9,855	4,369	14,224
Thereafter	27,615	7,753	35,368
Total minimum principal & interest payments	65,866	475,959	541,825
Less: Amount representing interest	(13,084)	(123,614)	(136,698)
	$52,782	$352,345	$405,127

11.0% Senior Secured Notes due 2019

On November 20, 2014, the Company issued $250.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “November 2014 Notes”). The November 2014 Notes were issued at a price of 99.05% of principal amount, which

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resulted in a discount of $2.4 million. The net proceeds from the issuance of the November 2014 Notes were used to repay a senior secured credit facility, which had provided for a twelve month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million, entered into in connection with the Company's acquisition of GMSL. On March 26, 2015, the Company issued an additional $50.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “March 2015 Notes”). The March 2015 Notes were issued at a price of 100.5% of principal amount, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, the Company issued an additional $5.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “August 2015 Notes”). The August 2015 Notes were issued in consideration for a release of claims by holders of the Preferred Stock discussed below (see Note 17 - Equity for additional information). On December 24, 2015, the Company issued an additional $2.0 million aggregate principal amount of its 11% Senior Secured Notes due 2019 (the "December 2015 Notes"). All of the 11.0% Senior Secured Notes due 2019 (collectively, the "11.0% Notes") were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11.0% Notes Indenture”).

Maturity and Interest. The 11.0% Notes mature on December 1, 2019. The 11.0% Notes accrue interest at a rate of 11.0% per year. Interest on the 11.0% Notes is paid semi-annually on December 1st and June 1st of each year.

Ranking. The 11.0% Notes and the guarantees thereof are HC2’s and certain of its direct and indirect domestic subsidiaries’ (the “Subsidiary Guarantors”) general senior secured obligations. The 11.0% Notes and the guarantees thereof rank: (i) senior in right of payment to all of HC2’s and the Subsidiary Guarantors’ future subordinated debt; (ii) equal in right of payment with all of HC2’s and the Subsidiary Guarantors’ existing and future senior debt and effectively senior to all of the Company's unsecured debt to the extent of the value of the collateral; and (iii) effectively subordinated to all liabilities of its non-guarantor subsidiaries.

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

Certain Covenants. The 11.0% Notes Indenture contains covenants limiting, among other things, the ability of HC2 and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness or issue certain types of redeemable equity interests; create liens; engage in sale-leaseback transactions; pay dividends; make distributions in respect of capital stock and make certain other restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of September 30, 2016, HC2 was in compliance with these covenants.

Redemption Premiums. The Company may redeem the 11.0% Notes at a redemption price equal to 100.0% of the principal amount of the 11.0% Notes plus a make-whole premium if the 11.0% Notes are redeemed before December 1, 2016. The make-whole premium is the greater of (i) 1% of principal amount or (ii) the excess of the present value of the redemption price at December 1, 2016 plus all required interest payments through December 1, 2016 over the principal amount. On or after December 1, 2016 and until November 30, 2017, the Company may redeem the 11.0% Notes at a redemption price equal to 108.25% and on or after December 1, 2017 until November 30, 2018 at a redemption price equal to 105.50% of the principal amount plus accrued and unpaid interest. Beginning December 1, 2018, the Company may redeem the 11.0% Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. The Company is required to make an offer to purchase the 11.0% Notes upon a change of control at a purchase price equal to 101% of the principal amount of the 11.0% Notes on the date of purchase plus accrued and unpaid interest.

DBM Global Credit Facilities

DBM Global entered into a Credit and Security Agreement (“DBM Global Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo initially agreed to advance up to a maximum amount of $50.0 million to DBM Global, including up to $5.0 million of letters of credit.

On January 23, 2015, DBM Global entered into an amendment to the DBM Global Facility, pursuant to which Wells Fargo agreed to increase the maximum amount of the DBM Global Facility that could be used to issue letters of credit from $5.0 million to $14.5 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The DBM Global Facility has a floating interest rate of LIBOR plus 3.0% (3.63% at September 30, 2016) and requires monthly interest payments. As of September 30, 2016 and December 31, 2015, DBM Global had $3.9 million in outstanding letters of credit issued under the facility, of which $0 have been drawn. The DBM Global Facility is secured by a first priority, perfected security interest in all of DBM Global’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBM Global’s real estate. The security agreements pursuant to which DBM Global’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBM Global Facility contains various restrictive covenants. At September 30, 2016, DBM Global was in compliance with these covenants.

On May 6, 2014, DBM Global entered into an amendment to the DBM Global Facility, pursuant to which Wells Fargo extended the maturity date of the DBM Global Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the DBM Global Facility and allowed for the issuance of additional loans in the form of notes totaling up to $5.0 million, secured by its real estate as a separate tranche under the DBM Global Facility (“Real Estate Term Advance”). At September 30, 2016 and December 31, 2015, DBM Global had borrowed $3.5 million and $4.0 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

On October 21, 2014, DBM Global further amended the DBM Global Facility to allow for the issuance of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment (“Real Estate (2) Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, secured by its real estate (“Real Estate (2) Term Advance (Working Capital)”), each as separate tranches of debt under the DBM Global Facility. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate (2) Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments. At September 30, 2016 and December 31, 2015, there was $6.6 million and $8.1 million, respectively, outstanding under the Real Estate (2) Term Advance (M&E) and $0.0 million and $2.2 million, respectively, outstanding under the Real Estate (2) Term Advance (Working Capital).

Schuff Hopsa Engineering, Inc. (“SHE”), a joint venture which DBM Global consolidates, has a Line of Credit Agreement (“International LOC”) with Banco General, S.A. (“Banco General”) in Panama pursuant to which Banco General agreed to advance up to a maximum amount of $3.5 million to SHE. The line of credit is secured by a first priority, perfected security interest in SHE’s property and plant. The interest rate is 5.25% plus 1.0% of the special interest compensation fund. The International LOC contains covenants that, among other things, limit SHE’s ability to incur additional indebtedness, change its business, merge, consolidate or dissolve and sell, lease, exchange or otherwise dispose of its assets, without prior written notice.

At September 30, 2016, SHE had $1.9 million in borrowings and no outstanding letters of credit issued under its International LOC. There was $1.6 million available under the International LOC at September 30, 2016.

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). The GMSL Facility has a 4.5 year term and bears interest at the rate of USD LIBOR plus 3.65% rate. As of September 30, 2016 and December 31, 2015, $3.0 million and $5.3 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At September 30, 2016, GMSL was in compliance with these covenants.

CWind Credit Facilities

GMSL acquired CWind in February 2016 and assumed liability for all of CWind's outstanding loans. CWind currently maintains 14 notes payable related to its vessels, with maturities ranging between 2018 and 2024 and interest rates varying between 5.25% and 10.0%. The initial aggregate principle amount outstanding under all 14 notes was GBP 18.1 million. As of September 30, 2016, the outstanding aggregate principal amount of the notes was GBP 15.0 million. CWind also has a note payable related to a series of sundry assets, bearing an annual interest rate of 15.3% and maturing in 2018 with a principal of GBP 0.2 million and an outstanding debt balance of GBP 0.15 million as of September 30, 2016.

CWind also has two revolving lines of credit, one based in the UK with a capacity of GBP 3.0 million and an interest rate of 2.65% over Barclays' Base Rate of 0.5% and one based in Germany with a capacity of EUR 3.0 million and an interest rate of

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.0% over Barclays' Base Rate of 0.5%. As of September 30, 2016 CWind had borrowings outstanding under the UK and German lines of credit of GBP 0.2 million and EUR 0.6 million, respectively.

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

As of September 30, 2016 and December 31, 2015, $52.8 million and $52.7 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a five year term and bears interest at the rate of 5.5% per annum. As of September 30, 2016 and December 31, 2015, $0.5 million and $0.7 million, respectively, remained outstanding under this term loan.

On June 13, 2016, ANG entered into a seven year delayed draw term note for $6.5 million with Pioneer Savings Bank (“Pioneer”). The note includes an interest only provision for the first year and will mature on July 1, 2023. The interest rate on this loan is LIBOR plus 3.0% for the first year and a fixed rate of 4.3% thereafter. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision and interest at monthly LIBOR plus 3.0%. As of September 30, 2016, ANG borrowed $3.5 million of aggregate principal under the delayed draw term note.

On August 5, 2016, ANG entered into a six year seller note for $3.0 million with the seller of a station, maturing on February 1, 2022. The interest rate on this loan is a fixed rate of 4.25%. Interest was pre-paid for the first month of the loan. As of September 30, 2016, the outstanding principal balance was $2.9 million.

On September 19, 2016, ANG entered into a delayed draw term note for $2.5 million, maturing on October 1, 2022. The note includes an interest only provision for the first month of the loan. The interest rate on this loan is a fixed rate of 4.3%.

13. Income Taxes

Income Tax Benefit

Income tax was a benefit of $1.3 million and an expense of $1.5 million for the three months ended September 30, 2016 and 2015, and a benefit of $3.6 million and a benefit of $1.8 million for the nine months ended September 30, 2016 and 2015.

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270 (formerly FIN 18), "Interim Reporting," to calculate its 2016 interim tax provision.

NOL Limitation

The Company has an estimated NOL carryforward for U.S. federal tax purposes in the amount of $80.7 million. In the first quarter of 2014, substantial acquisitions of the Company's stock were reported by new beneficial owners of 5.0% or more of the Company’s common stock on Schedule 13D filings made with the SEC. On May 29, 2014, the Company issued 30,000 shares of Series A Convertible Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and 1,500,000 shares of common stock to finance the acquisition of DBM Global. During the second quarter of 2014 the Company completed a Section 382 review. The conclusions of this review indicate that an ownership change had occurred as of May 29, 2014. The Company’s annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year. On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering which the Company believes resulted in a Section 382 ownership change resulting in an additional annual limitation to cumulative carryforward. NOLs of approximately $77.7 million are subject to this new limitation. The Company does not believe that any NOLs will expire as a result of the November 2015 ownership change.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrecognized Tax Benefits

The Company follows the provision of ASC 740-10, “Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. The amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect any such change to have a significant impact on the results of operations or the financial position of the Company.

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

14. Commitments and Contingencies

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements.

On July 16, 2013, Plaintiffs Xplornet Communications Inc. and Xplornet Broadband, Inc. (“Xplornet”) initiated an action against Inukshuk Wireless Inc. (“Inukshuk”), Globility Communications Corporation (“Globility”), MIPPS Inc., Primus Telecommunications Canada Inc. ("PTCI") and Primus Telecommunications Group, Incorporated (n/k/a HC2).  Xplornet alleges that it entered into an agreement to acquire certain licenses for radio spectrum in Canada from Globility but that Globility breached the letter of intent by selling the licenses to Inukshuk. Xplornet also alleges similar claims against Inukshuk, and seeks damages from all defendants in the amount of $50 million.  On January 29, 2014, Globility, MIPPS Inc., and PTCI, demanded indemnification pursuant to the Equity Purchase Agreement among PTUS, Inc., PTCAN, Inc., the Company (f/k/a Primus Telecommunications Group, Incorporated), Primus Telecommunications Holding, Inc., Lingo Holdings, Inc., and Primus Telecommunications International, Inc., dated as of May 10, 2013.  On February 14, 2014, the Company assumed the defense of this litigation, while reserving all of its rights under the Equity Purchase Agreement. Inukshuk filed a cross claim against Globility, MIPPS, PTCI, and the Company.  Inukshuk asserts that if Inukshuk is found liable to Xplornet, then Inukshuk is entitled to contribution and indemnity, compensatory damages, interest, and costs from the Company. The Company and Inukshuk have moved for summary judgment against Xplornet, arguing that there was no agreement between Globility and Xplornet to acquire the licenses at issue.

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

In October 2016, the Company settled the matter. On November 8, 2016, the Court entered a consent order dismissing this action.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBM Global was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBM Global's Board of Directors and HC2, the now-controlling stockholder of DBM Global, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBM Global following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015.  The litigation is currently in the discovery phase, and fact discovery is scheduled to be completed on March 27, 2017. Trial is scheduled for March 12-15, 2018. We believe that the allegations and claims set forth in the Complaint are without merit and intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

15. Employee Retirement Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost - benefits earning during the period	$17	$15	$52	$46
Interest cost on projected benefit obligation	1,878	1,833	5,633	5,498
Expected return on assets	(1,991)	(1,877)	(5,974)	(5,630)
Actuarial gain	—	128	—	384
Foreign currency gain (loss)	3	(3)	9	(9)
Net periodic benefit cost/(income)	$(93)	$96	(280)	$289

The Company previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $7.2 million to its pension plans in 2016. As of September 30, 2016, $1.4 million contributions have been made. Due to current funding levels, the Company does not anticipate contributing further funds to its pension plans in 2016.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company granted 1,506,848 and 1,406,681 options during the nine months ended September 30, 2016 and 2015, respectively. Of the total options granted during the nine months ended September 30, 2016 and 2015, 6,848 and 885,173, respectively, of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2016 and 2015 was $1.09 and $1.55, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Nine Months Ended September 30,
	2016	2015
Expected option life (in years)	4.70 - 6.00	5.38
Risk-free interest rate	1.27% - 1.35%	1.49% - 1.68%
Expected volatility	39.58% - 55.58%	36.29% - 40.50%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements during the three months ended September 30, 2016 and 2015 was $1.8 million and $2.3 million, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements during the nine months ended September 30, 2016 and 2015 was $6.7 million and $7.4 million, respectively. Most of the Company’s stock awards vest ratably during the vesting period. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	790,688	$8.14
Granted	295,899	$3.89
Vested	(882,918)	$7.14
Forfeitures	(16,611)	$5.03
Unvested - September 30, 2016	187,058	$6.44

 As of September 30, 2016, the unvested restricted stock represented $0.5 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of 1.1 years. The number of shares of unvested restricted stock expected to vest is 185,189.

Stock Options

A summary of the Company’s stock option activity and respective weighted average exercise price during the nine months ended September 30, 2016 is as follows:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2015	5,361,285	$5.48
Granted	1,506,848	$10.49
Exercised	(2,000)	$4.06
Forfeitures	(2,800)	$4.06
Outstanding - September 30, 2016	6,863,333	$6.58

Eligible for exercise	3,950,750	$5.33

As of September 30, 2016, intrinsic value and average remaining life of the Company's outstanding and exercisable options were $3.2 million and $2.4 million and 8.29 and 7.88 years, respectively.

As of September 30, 2016, the Company had 2,912,583 unvested stock options outstanding, of which $2.8 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.82 years. The number of unvested stock options expected to vest is 2,912,583 shares, with a weighted average remaining life of 8.84 years, a weighted average exercise price of $8.27, and an intrinsic value of $0.8 million.

17. Equity

Preferred and Common Stock

At September 30, 2016 and December 31, 2015, there were 38,031,325 and 35,249,749 shares of common stock outstanding, respectively. At September 30, 2016 and December 31, 2015, there were 42,308 and 53,172 shares of the Company's Preferred Stock outstanding.

On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price related to the acquisition of DBM Global. Each share of Series A Preferred Stock is convertible into the Company's common stock at a conversion price of $4.25. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the “Series A-1 Preferred Stock”). Each share of Series A-1 Preferred Stock is convertible into the Company's common stock at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (the "Series A-2 Preferred Stock" and together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible into the Company's common stock at a conversion price of $7.85. The Company has amended the certificates of designation governing the Series A-1 Preferred Stock to reflect the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and to make certain other technical and administrative changes to conform the terms of the Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock.

The conversion prices for the Preferred Stock are subject to adjustments for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events. The Preferred Stock accrues a cumulative quarterly cash dividend at an annualized rate of 7.5% of the accreted value thereof. In addition, the accreted value of the Preferred Stock accretes quarterly at an annualized rate of 4.0% that will be reduced to 2.0% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value.

Each share of Series A Preferred Stock may be converted by the holder into common stock at any time based on the then-applicable conversion price. On the seventh anniversary of the issue date of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to cause the Company to redeem the Series A Preferred Stock at the accreted value per share plus accrued but unpaid dividends. Each share of Series A Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control, holders of the Series A Preferred Stock shall be entitled to cause the Company to redeem their Series A Preferred Stock at a price per share equal to the greater of (i) the accrued value of the Series A Preferred Stock, which amount would be multiplied by 150% in the event of a change of control

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

occurring on or prior to the third anniversary of the issue date of the Series A Preferred Stock plus any accrued but unpaid dividends and (ii) the value that would be received if the share of Series A Preferred Stock were converted into common stock immediately prior to the change of control.
 Certain certificates of amendment related to the Company’s Series A Preferred Stock (the “Prior Amendments”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. As payment for the release of claims, the Company issued $5.0 million aggregate principal amount of the 11.0% Notes to the holders of the Series A Preferred Stock. The Company recorded this payment to other income (expense), net in August 2015.

 At any time after the third anniversary of the issue date of the Series A Preferred Stock, the Company may redeem the Series A Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share plus accrued but unpaid dividends. After the third anniversary of the issue date of the Series A Preferred Stock, the Company may force conversion of the Series A Preferred Stock into common stock if the common stock’s thirty-day volume-weighted average price (“VWAP”) exceeds 150% of the then-applicable conversion price and the common stock’s daily VWAP exceeds 150% of the then-applicable conversion price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP.

During the nine months ended September 30, 2016, 1,864 and 9,000 shares of Series A and A-1 Preferred Stock were converted into 444,550 and 2,119,764 shares of the Company's common stock, respectively, in private exchange transactions. During the nine months ended September 30, 2015, 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock in private exchange transactions. We refer to these transactions as the "Preferred Share Conversions".

In their Preferred Share conversions conjunction consummated during the nine months ended September 30, 2016, the Company issued 15,318 and 136,149 shares of its Common Stock (the "Conversion Share Consideration") to Corrib Master Fund, Ltd ("Corrib") and Luxor Capital Group, LLP ("Luxor"), respectively. The fair value of the Conversion Share Consideration was $0.7 million on the date of the issuance.

The Company also agreed to provide the following two forms of additional consideration for as long as the Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration").

In addition, the Company agreed that in the event that Corrib and Luxor would have been entitled to any Participating Dividends payable, had they not converted the Preferred Stock (as defined in the respective Series A and Series A-1 Certificate of Designation), after the date of their Preferred Share conversion, then the Company will issue to Corrib and Luxor, on the date such Participating Dividends become payable by the Company, in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) the value of the Participating Dividends Corrib or Luxor would have received pursuant to Sections (2)(c) and (2)(d) of the respective Series A and Series A-1 Certificate of Designation, divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the underlying event or transaction that would have entitled Corrib or Luxor to such Participating Dividend had Corrib’s or Luxor’s Preferred Stock remain unconverted.

Further, the Company agreed that it will issue to Corrib and Luxor, on each quarterly anniversary of May 29, 2017 (or, if later, the date on which the corresponding dividend payment is made to the holders of the outstanding Preferred Stock), through and until the Maturity Date (as defined in the respective Series A and Series A-1 Certificate of Designation), in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) 1.875% the Accrued Value (as defined in the respective Series A and Series A-1 Certificate of Designation) of Corrib’s or Luxor’s Preferred Stock as of the Closing Date (as defined in applicable Voluntary Conversion Agreements) divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the applicable Dividend Payment Date (as defined in the respective Series A and Series A-1 Certificate of Designation).

The Additional Share Consideration was valued by the Company at $1.5 million and recorded within other liabilities.

Dividends

During 2016, HC2's board of directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (Total Dividend amount presented in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Declaration Date and Holders of Record Date	March 31, 2016	June 30, 2016	September 30, 2016
Payment/Accrual Date	April 15, 2016	July 15, 2016	October 15, 2016
Total Dividend	$988	$988	$800

18. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners with respect to the provision of shared services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.2 million and $0.8 million of expenses under the Services Agreement for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $2.7 million and $1.1 million of expenses under the Services Agreement for the nine months ended September 30, 2016 and 2015, respectively.

In April 2015, the Company purchased a $16.1 million convertible debenture of Gaming Nation, Inc. ("Gaming Nation"). On February 22, 2016, Gaming Nation purchased 41,204 shares of the common stock of DMi, which at the time was a wholly-owned subsidiary of the Company. The purchase price paid by Gaming Nation for the shares was $4.0 million. As part of the investment, Gaming Nation was given the right to designate one member of the DMi board of directors, and the number of directors was increased to five in connection with the investment.

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Global Marine Holdings, LLC incurred management fees of $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

GMSL has investments in various entities upon which it exercises significant influence. A summary of transactions with such entities during the three and nine months ended September 30, 2016 and 2015 and balances outstanding at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$14,409	$3,020	$25,904	$17,507
Operating expenses	$945	$917	$3,102	$2,885
Interest expense	$377	$391	$1,130	$1,214
Dividends received	$—	$2,440	$418	$2,440

	September 30, 2016	December 31, 2015
Accounts receivable	$8,020	$5,058
Long-term debt	$37,417	$37,627
Accounts payable	$239	$9

19. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom; and Other. The Company has seven reportable operating segments based on management’s organization of the enterprise - Manufacturing, Marine Services, Insurance, Telecommunications, Utilities, Life Sciences, Other, and a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Revenue by Geographic Region
United States	$272,395	$173,348	$768,849	$494,511
United Kingdom	139,981	101,327	332,318	254,396
Other	708	2,792	2,954	11,350
Total	$413,084	$277,467	$1,104,121	$760,257

Net Revenue by Segment
Manufacturing	$129,551	$122,932	$372,964	$380,783
Marine Services	50,653	35,062	116,298	105,939
Insurance	34,546	—	99,847	—
Telecommunications	194,411	116,872	508,248	267,554
Utilities	1,664	1,841	4,151	4,432
Other	2,259	760	2,613	1,549
Total	$413,084	$277,467	$1,104,121	$760,257

Depreciation and Amortization
Manufacturing	$431	$513	$1,263	$1,490
Marine Services	5,554	4,759	16,793	14,129
Insurance (1)	(1,162)	—	(2,902)	—
Telecommunications	144	98	389	294
Utilities	582	411	1,479	1,206
Life Sciences	32	6	87	8
Other	380	480	1,054	641
Total	$5,961	$6,267	$18,163	$17,768

Income (Loss) from Operations
Manufacturing	$12,339	$12,995	$35,421	$30,256
Marine Services	4,794	3,588	(214)	10,501
Insurance	(338)	(160)	(5,916)	(290)
Telecommunications	2,218	(523)	3,434	(612)
Utilities	149	(164)	59	(638)
Life Sciences	(2,538)	(1,811)	(7,282)	(4,736)
Other	(2,318)	(1,652)	(6,583)	(3,501)
Non-operating Corporate	(7,452)	(10,395)	(25,337)	(26,726)
Total	$6,854	$1,878	$(6,418)	$4,254

Capital Expenditures (2)
Manufacturing	$1,506	$1,276	$5,317	$3,124
Marine Services	5,682	816	9,480	10,188
Telecommunications	254	205	574	215
Utilities	103	1,184	5,420	2,842
Life Sciences	14	204	144	230
Other	27	152	38	152
Non-operating Corporate	214	—	219	—
Total	$7,800	$3,837	$21,192	$16,751
(1) Balance represents amortization of negative VOBA, which increases net income.
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016	December 31, 2015
Investments
Marine Services	$37,154	$27,324
Insurance	1,466,550	1,314,448
Life Sciences	13,866	4,888
Other	7,349	22,395
Eliminations	(48,699)	(14,685)
Total	$1,476,220	$1,354,370

Property, Plant and Equipment, net
United States	$93,461	$82,540
United Kingdom	146,001	126,921
Other	4,714	5,005
Total	$244,176	$214,466

Total Assets
Manufacturing	$306,957	$268,242
Marine Services	277,975	249,003
Insurance	2,083,877	1,965,059
Telecommunications	97,888	114,633
Utilities	39,738	31,462
Life Sciences	30,180	16,494
Other	21,983	34,339
Non-operating Corporate	78,098	77,965
Eliminations	(48,699)	(14,685)
Total	$2,887,997	$2,742,512

20. Backlog

DBM Global’s backlog was $318.2 million, with $243.8 million under contracts or purchase orders and $74.4 million under letters of intent at September 30, 2016. DBM Global’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. DBM Global’s backlog can be significantly affected by the receipt and loss of individual contracts. Approximately $159.8 million, representing 50.2% of DBM Global’s backlog at September 30, 2016, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments were terminated or their scope reduced, DBM Global’s backlog could decrease substantially.

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

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss from continuing operations attributable to common stock and participating preferred stockholders	$(7,506)	$(8,998)	$(38,146)	$(27,293)
Loss from discontinued operations	—	(24)	—	(44)
Net Loss attributable to common stock and participating preferred stockholders	$(7,506)	$(9,022)	$(38,146)	$(27,337)

Earnings allocable to common shares:

Participating shares at end of period:
Common stock outstanding	36,627	25,592	35,808	25,093

Numerator for basic and diluted earnings per share
Percentage of income (loss) allocated to:
Common Stock	100%	100%	100%	100%
Preferred Stock	—%	—%	—%	—%

Loss attributable to common shares - basic and diluted
Loss from continuing operations	$(7,506)	$(8,998)	$(38,146)	$(27,293)
Loss from discontinued operations	—	(24)	—	(44)
Net Loss	$(7,506)	$(9,022)	$(38,146)	$(27,337)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic and diluted	36,627	25,592	35,808	25,093

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(0.20)	$(0.35)	$(1.07)	$(1.09)

22. Subsequent Events

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance date through the date on which Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

On October 5, 2016, R2 Dermatology, a portfolio company within the Company's subsidiary Pansend, received notification from the United States Food and Drug Administration of market clearance of R2 Dermatology's initial device, the R2 Dermal Cooling System. The R2 Dermal Cooling System is a cryosurgical instrument intended for use in dermatologic procedures for the removal of benign lesions of the skin.

On October 7, 2016, the Company entered into an agreement with Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. ("Hudson") to convert and exchange all of Hudson's 12,500 shares of the Company's Series A Convertible Participating Preferred Stock into a total of 3,751,838 shares of the Company's common stock.

On October 11, 2016, the Company announced that its operating subsidiary DBM Global had entered into an agreement to acquire the detailing and Building Information Modeling (“BIM”) management business of PDC Global Pty Ltd. (“PDC”), a highly

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

experienced global engineering design, detailing and 3D BIM management company. DBM Global also announced that it has entered into a purchase agreement to acquire BDS VirCon, a leading global steel and rebar detailing and BIM firm.

On November 1, 2016, GMSL executed a new sale and purchase agreement through which it completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind.

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

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, “HC2” means HC2 Holdings, Inc. without its subsidiaries, and the “Company,” “we,” "us," and “our,” mean HC2 together with its subsidiaries. “U.S. GAAP” means accounting principles accepted in the United States of America.

Overview

We are a diversified holding company with principal operations conducted through seven reportable segments. These segments include Manufacturing, Marine Services, Insurance, Utilities, Telecommunications, Life Sciences, and Other. Refer to Note 1. Organization and Business to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Seasonality

Other than as described below our businesses are not materially affected by seasonality.

Marine Services

Net revenue within our Marine Services segment can fluctuate depending on the season. Revenues are relatively stable for our maintenance business as the core driver is the annual contractual obligation. However, this is not the case with our installation business (other than for long-term charter arrangements), in which revenues show a degree of seasonality.  Revenues in the installation business are driven by our customers’ need for new cable installations.  Generally, weather downtime, and the additional costs related to downtime, is a significant factor in customers determining their installation schedules, and most installations are therefore scheduled for the warmer months.  As a result, installation revenues are generally lower towards the end of the fourth quarter and throughout the first quarter, as most business is concentrated in the northern hemisphere.

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

Recent Developments

Acquisitions

On February 3, 2016, GMSL acquired a majority interest in CWind, a leading offshore renewables specialist. CWind operates a 16 vessel fleet that supports wind farm owners and operators, including transportation to and maintenance of offshore wind farms. The purchase of CWind demonstrates GMSL’s continued commitment to the offshore renewable sector and adds a diverse range of construction and operating and maintenance services to its current capabilities. Refer to Note 3. Business Combinations to our unaudited Condensed Consolidated Financial Statements financial statements included elsewhere in this quarterly report on Form 10-Q for additional information.
On October 11, 2016, HC2 announced that its operating subsidiary DBM Global had entered into an agreement to acquire the detailing and BIM management business of PDC, a highly experienced global engineering design, detailing and 3D BIM management company. DBM Global also announced that it had entered into a sales purchase agreement to acquire BDS VirCon, a leading global steel and rebar detailing and BIM firm.

On November 1, 2016, GMSL executed a new sale and purchase agreement through which it completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind.

Preferred Shares Conversions

On August 2, 2016 the Company entered into an agreement with affiliates of Luxor Capital Partners, LP ("Luxor") to convert Luxor's 9,000 shares of Series A-1 Preferred Stock into 2,119,765 shares of the Company's common stock as well as an agreement with Corrib Master Fund, Ltd. ("Corrib") to convert Corrib's 1,000 shares of Series A Preferred Stock into 238,492 shares of the Company's common stock. In consideration for Luxor and Corrib agreeing to convert their Preferred Stock and forgoing certain dividends they would have otherwise been entitled to receive had they not converted their Preferred Stock, HC2 issued an additional 136,149 and 15,318 shares of the Company's common stock to Luxor and Corrib respectively. Under the Certification of Designation for the Series A and A-1 Preferred Stock, the Company has the ability to force convert the preferred holders under certain conditions beginning May 2017. To the extent such conditions are not met after May 2017, the Company will be required to issue additional shares to Luxor and Corrib in the future with a value equal to the dividends they would have received had they not converted their shares of Preferred Stock until such conditions are met.

On October 7, 2016, the Company entered into an agreement with Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. ("Hudson") to convert 12,499 shares of Hudson's 12,500 shares of the Company's Series A Preferred Stock into a total of 2,980,912 shares of the Company's common stock. In exchange for their voluntary conversion, the Company issued 770,926 shares of the Company's common stock in exchange for Hudson's last remaining share of the Company's Preferred Stock.

As a result of these conversions, the current cumulative outstanding accrued value of all outstanding series of the Company's Preferred Stock was reduced from $42.7 million as of September 30, 2016 to $30.0 million on October 7, 2016, which is currently convertible into 5.6 million shares of the Company's common stock.

Results of Operations

Results of operations for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015

Presented below is a table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue:
Manufacturing	$129,551	$122,932	$6,619	$372,964	$380,783	$(7,819)
Marine Services	50,653	35,062	15,591	116,298	105,939	10,359
Insurance	34,546	—	34,546	99,847	—	99,847
Telecommunications	194,411	116,872	77,539	508,248	267,554	240,694
Utilities	1,664	1,841	(177)	4,151	4,432	(281)
Other	2,259	760	1,499	2,613	1,549	1,064
Total net revenue	$413,084	$277,467	$135,617	$1,104,121	$760,257	$343,864

Income (loss) from operations:
Manufacturing	$12,339	$12,995	$(656)	$35,421	$30,256	$5,165

Marine Services	4,794	3,588	1,206	(214)	10,501	(10,715)
Insurance	(338)	(160)	(178)	(5,916)	(290)	(5,626)
Telecommunications	2,218	(523)	2,741	3,434	(612)	4,046
Utilities	149	(164)	313	59	(638)	697
Life Sciences	(2,538)	(1,811)	(727)	(7,282)	(4,736)	(2,546)
Other	(2,318)	(1,652)	(666)	(6,583)	(3,501)	(3,082)
Non-operating Corporate	(7,452)	(10,395)	2,943	(25,337)	(26,726)	1,389
Total income (loss) from operations	6,854	1,878	4,976	(6,418)	4,254	(10,672)
Interest expense	(10,719)	(10,383)	(336)	(31,614)	(29,208)	(2,406)
Other income (expense), net	(3,203)	1,193	(4,396)	(4,220)	(1,378)	(2,842)
Income from equity investees	335	918	(583)	3,153	427	2,726
Loss from continuing operations before income taxes	(6,733)	(6,394)	(339)	(39,099)	(25,905)	(13,194)
Income tax benefit (expense)	1,334	(1,504)	2,838	3,649	1,832	1,817
Loss from continuing operations	(5,399)	(7,898)	2,499	(35,450)	(24,073)	(11,377)
Loss from discontinued operations	—	(24)	24	—	(44)	44
Net loss	(5,399)	(7,922)	2,523	(35,450)	(24,117)	(11,333)
Less: Net (income) loss attributable to noncontrolling interest	841	(65)	906	2,365	(8)	2,373
Net loss attributable to HC2 Holdings, Inc.	(4,558)	(7,987)	3,429	(33,085)	(24,125)	(8,960)
Less: Preferred stock and deemed dividends	2,948	1,035	1,913	5,061	3,212	1,849
Net loss attributable to common stock and participating preferred stockholders	$(7,506)	$(9,022)	$1,516	$(38,146)	$(27,337)	$(10,809)

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net revenue: Net revenue for the three months ended September 30, 2016 increased by $135.6 million, or 48.9%, to $413.1 million from $277.5 million for the three months ended September 30, 2015. This increase was due primarily to growth in the Telecommunications segment of $77.5 million as a result of growth in wholesale traffic volumes, added contribution from the acquisition of the Insurance Companies, which were acquired in December 2015, and growth in our Marine Services segment from higher maintenance and installation revenues.

Income (loss) from operations: Income from operations for the three months ended September 30, 2016 increased $5.0 million, to $6.9 million, from $1.9 million for the three months ended September 30, 2015. The increase in income from operations was primarily driven by our Telecommunications and Marine Services segments as a result of increased revenues and a decreased loss at our Non-operating Corporate segment as a result of reduced acquisition-related costs and lower stock compensation expense. The increased income from operations was partially offset by an increase in losses from our Other segment attributed to results from DMi, Inc. and our Life Sciences segment as a result of increased costs associated with our early stage companies.

Interest expense: Interest expense increased $0.3 million, or 3.2%, to $10.7 million from $10.4 million for the three months ended September 30, 2016 and 2015. The increase was due to additional debt assumed as a result of the CWind acquisition.

Other income (expense), net: Other income (expense), net decreased $4.4 million to an expense of $3.2 million from income of $1.2 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily driven by impairment related to one fixed maturity security and a decrease in foreign currency translation gains to the comparable period.

Income (loss) from equity investees: Income from equity investees decreased $0.6 million to $0.3 million from $0.9 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in income from equity investees was driven by an increase in losses from our equity investment in Medibeacon in our Life Sciences segment, as well as from a decrease in joint venture income from our Marine Services segment.

Income tax benefit (expense): Income tax benefit increased $2.8 million to $1.3 million from $1.5 million of tax expense for the three months ended September 30, 2016 and 2015, respectively. The benefit recorded in the three months ended September

30, 2016 relates to losses generated for which we expect to obtain benefits in the future.  The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the Company's U.S. consolidated income tax return may be reduced by a valuation allowance if the facts indicate it is more-likely-than-not that the losses will not be utilized prior to expiration. The expense recorded for the three months ended September 30, 2015 resulted primarily from the projected expense as calculated under ASC 740 without applying a valuation allowance.

Preferred stock dividends: Preferred stock dividends were $2.9 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. The increase is due to inducements in the form of common stock (fully described in Recent Developments) to certain preferred shareholders for the conversion of their Preferred Stock into the Company's common stock. Excluding these inducements the amount of Preferred Stock dividends was $0.8 million, or $0.2 million lower than the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net revenue: Net revenue increased by $343.9 million, or 45.2%, to $1.1 billion from $760.3 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was due primarily to our Telecommunications segment, as a result of growth in wholesale traffic volumes, the addition of revenues associated with our Insurance Companies which were acquired in December 2015, and an increase in revenue in our Marine Services segment driven by increased maintenance and installation revenues. These increases were partially offset by a decrease in our Manufacturing segment driven by large projects which were fully engaged in 2015 but having been completed or near completion in the current period, and a decrease in comparable project revenues when compared to the same period last year.

Income (loss) from operations: Income (loss) from operations decreased $10.7 million to a loss of $6.4 million for the nine months ended September 30, 2016 from a profit of $4.3 million for the nine months ended September 30, 2015. The decrease was due primarily to a decrease in profit in our Marine Services segment in the first half of 2016 and a loss in our Insurance segment which was acquired in December 2015, and were partially offset by improved operating profit at Manufacturing and Telecommunications segments.

Interest expense: Interest expense increased $2.4 million, or 8.2%, to $31.6 million from $29.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to the increase in our 11% Notes Indenture when compared to the same period last year and additional debt assumed as a result of the CWind acquisition.

Other income (expense), net: Other income (expense), net decreased $2.8 million to an expense of $4.2 million from an expense of $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was driven by impairment related to certain fixed maturity securities and a decrease in foreign currency translation gains to the comparable period.

Income (loss) from equity investees: Income (loss) from equity investees increased $2.7 million to income of $3.2 million from income of $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in income was driven by growth in joint venture income in our Marine Services segment, principally from its 49% interest in HMN, which has increased its income through sustained growth over the last year. The remainder of the increase is due primarily to a reduction in our share of losses recognized from our Novatel Wireless investment.

Income tax benefit (expense): Income tax benefit increased $1.8 million to a benefit of $3.6 million from a benefit of $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. The benefit recorded in both periods relate to losses generated for which we expect to obtain benefits in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the U.S. consolidated income tax return may be reduced by a valuation allowance if the facts indicate it is more-likely-than-not that the losses will not be utilized prior to expiration. During the nine months ended September 30, 2016, a valuation allowance was recorded against the net deferred tax assets of the Insurance Companies. The Insurance Companies are currently ineligible to be included in the Company's U.S. consolidated income tax return.

Preferred stock dividends: Preferred stock dividends were $5.1 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase is a result of inducements to certain preferred shareholders for the conversion of their Preferred Stock into the Company's common stock.

Segment Results of Operations

Manufacturing

Presented below is a table that summarizes the results of operations of our Manufacturing segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$129,551	$122,932	$6,619	$372,964	$380,783	$(7,819)

Cost of revenue	105,246	99,903	5,343	302,993	319,447	(16,454)
Selling, general and administrative expenses	11,558	10,510	1,048	34,251	29,658	4,593
Depreciation and amortization	431	513	(82)	1,262	1,491	(229)
Other operating (income) expense	(23)	(989)	966	(963)	(69)	(894)
Income from operations	$12,339	$12,995	$(656)	$35,421	$30,256	$5,165

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net revenue: Net revenue from our Manufacturing segment for the three months ended September 30, 2016 increased $6.6 million, or 5.4%, to $129.6 million from $122.9 million for the three months ended September 30, 2015. The increase was largely driven by increased project work in the Southeast and Midwest regions.

Cost of revenue: Cost of revenue from our Manufacturing segment for the three months ended September 30, 2016 increased $5.3 million, or 5.3%, to $105.2 million from $99.9 million for the three months ended September 30, 2015. The increase was primarily due to the increase in revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the three months ended September 30, 2016 increased $1.0 million, or 10.0%, to $11.6 million from $10.5 million for the three months ended September 30, 2015. The increase was due primarily to additional employee-related costs, and higher bonus expense due to the segment's improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the three months ended September 30, 2016 decreased $0.1 million, to $0.4 million from $0.5 million for the three months ended September 30, 2015.

Other operating (income) expense: Other operating (income) expense from our Manufacturing segment for the three months ended September 30, 2016 decreased $1.0 million, from income of $1.0 million for the three months ended September 30, 2015. The decrease was the result of a gain on sale of a parcel of land held for sale during the three months ended September 30, 2015 without a corresponding gain in the comparable current period.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net revenue: Net revenue from our Manufacturing segment for the nine months ended September 30, 2016 decreased $7.8 million, or 2.1%, to $373.0 million from $380.8 million for the nine months ended September 30, 2015. The decrease was driven by large projects which were fully engaged and nearing completion in 2015 that were not present for the comparable period in the nine months ended September 30, 2016.

Cost of revenue: Cost of revenue from our Manufacturing segment for the nine months ended September 30, 2016 decreased $16.5 million, or 5.2%, to $303.0 million from $319.4 million for the nine months ended September 30, 2015. The decrease was driven by the decrease in revenues noted above, in addition to higher margins driven by DBM Global's continued focus on more complex projects.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Manufacturing segment for the nine months ended September 30, 2016 increased $4.6 million, or 15.5%, to $34.3 million from $29.7 million for the nine months ended September 30, 2015. The increase was due primarily to additional employee-related costs, and higher bonus expense due to the segment's improved financial performance.

Depreciation and amortization: Depreciation and amortization from our Manufacturing segment for the nine months ended September 30, 2016 decreased $0.2 million, to $1.3 million from $1.5 million for the nine months ended September 30, 2015.

Other operating (income) expense: Other operating (income) expense from our Manufacturing segment for the nine months ended September 30, 2016 increased $0.9 million, to income of $1.0 million from income of $0.1 million for the nine months ended September 30, 2015. The increase was primarily driven by a gain on disposal of assets held for sale in the current year when compared to the nine months ended September 30, 2015.

Marine Services

Presented below is a table that summarizes the results of operations of our Marine Services segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$50,653	$35,062	$15,591	$116,298	$105,939	$10,359

Cost of revenue	35,616	23,727	11,889	85,383	72,853	12,530
Selling, general and administrative expenses	4,690	3,106	1,584	14,345	8,572	5,773
Depreciation and amortization	5,553	4,758	795	16,794	14,130	2,664
Other operating (income) expense	—	(117)	117	(10)	(117)	107
Income (loss) from operations	$4,794	$3,588	$1,206	$(214)	$10,501	$(10,715)

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net revenue: Net revenue from our Marine Services segment for the three months ended September 30, 2016 increased $15.6 million, or 44.5%, to $50.7 million from $35.1 million for the three months ended September 30, 2015. The increase was primarily attributable to higher maintenance revenues which were largely driven by the addition of CWind, as well as from higher installation revenues driven by projects in the telecom and offshore power markets.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended September 30, 2016 increased $11.9 million, or 50.1%, to $35.6 million from $23.7 million for the three months ended September 30, 2015. The increase was largely driven by the increase in net revenue and the addition of CWind which were offset in part by a $1.5 million improvement in estimated costs recognized in the first quarter of 2016 on a telecommunications installation project off the northeastern coast of Russia.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended September 30, 2016 increased $1.6 million, or 51.0%, to $4.7 million from $3.1 million for the three months ended September 30, 2015. The increase was due primarily to the addition of selling, general and administrative costs of CWind that were not present in the 2015 comparable period.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended September 30, 2016 increased $0.8 million, or 16.7%, to $5.6 million from $4.8 million for the three months ended September 30, 2015. The increase was due primarily to the acquired CWind assets that were not present in the 2015 comparable period.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net revenue: Net revenue from our Marine Services segment for the nine months ended September 30, 2016 increased $10.4 million, or 9.8%, to $116.3 million from $105.9 million for the nine months ended September 30, 2015. The increase is attributable to increased maintenance revenues mainly attributable to the addition of CWind which were partially offset by lower installation revenues of $12.4 million.
Cost of revenue: Cost of revenue from our Marine Services segment for the nine months ended September 30, 2016 increased $12.5 million, or 17.2%, to $85.4 million from $72.9 million for the nine months ended September 30, 2015. The increase in costs of revenue was due to higher maintenance revenues, $4.0 million of costs recognized for a loss on a telecommunications installation project off the northeastern coast of Russia which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season, and the results from the acquisition of CWind. These increases were offset by a reduction of installation project costs due to lower revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the nine months ended September 30, 2016 increased $5.8 million, or 67.3%, to $14.3 million from $8.6 million for the nine months ended September 30, 2015. The increase was due primarily to the addition of selling, general and administrative costs of CWind that were not present in the 2015 comparable period.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the nine months ended September 30, 2016 increased $2.7 million, or 18.9%, to $16.8 million from $14.1 million for the nine months ended September 30, 2015. The increase was due primarily to the acquired CWind assets that were not present in the 2015 comparable period.

Insurance

Presented below is a table that summarizes the results of operations of our Insurance segment and describes the activity for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Life, accident and health earned premiums, net	$19,967	$59,939
Net investment income	14,799	42,585
Net realized losses on investments	(220)	(2,677)
Net revenue	34,546	99,847

Policy benefits, changes in reserves, and commissions	29,689	92,784
Selling, general and administrative expenses	6,356	15,881
Depreciation and amortization	(1,161)	(2,901)
Loss from operations	$(338)	$(5,917)

Three and nine months ended September 30, 2016

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net were $20.0 million and $59.9 million for the three and nine months ended September 30, 2016, respectively, and consisted primarily of premiums earned on long-term care insurance policies totaling $17.8 million and $53.3 million for the three and nine months ended September 30, 2016, respectively.

Net investment income: Net investment income consists primarily of interest income and dividends earned from investments in fixed maturity and equity securities, respectively. The balance of $14.8 million and $42.6 million for the three and nine months ended September 30, 2016, respectively, was primarily driven by interest income, net of amortization of the discount or premium, of $14.0 million and $40.4 million for the three and nine months ended September 30, 2016, respectively. Dividends totaled $0.4 million and $1.5 million for the three and nine months ended September 30, 2016, respectively.

Net realized losses on investments: Realized losses on investments of $0.2 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, resulted primarily from sales of low yield fixed maturity securities, fixed maturity securities with a risk of credit downgrades, and mark to market adjustments on certain interest only bonds and warrants accounted for under ASC 815. Sales resulted in net realized gains of $0.6 million and net realized losses of $0.6 million for the three and nine months ended September 30, 2016, respectively. Changes in fair value of securities resulted in net realized losses of $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the three and nine months ended September 30, 2016, were $29.7 million and $92.8 million, respectively, which consisted of benefit expenses and reserve changes for long-term care, life and annuity policies plus renewal commissions paid to agents. The reserve was increased during the periods due primarily to the interest earned on the beginning reserve balances plus premiums received during the three and nine month periods exceeding benefits paid out during the periods.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three and nine months ended September 30, 2016 of $6.4 million and $15.9 million, respectively, were primarily the result of (i) salaries and benefits of $2.8 million and $7.2 million, (ii) post-acquisition transaction services provided by the Seller Parties of $1.2 million and $3.6 million, (iii) accounting, actuarial, and tax consulting services of $1.4 million and $3.9 million, and (iv) premium taxes of $0.5 million and $1.6 million, all respectively.

Depreciation and amortization: Depreciation and amortization for the three and nine months ended September 30, 2016 was $1.2 million and $2.9 million, respectively, largely driven by the amortization of VOBA, a liability established in purchase accounting.

Telecommunications

Presented below is a table that summarizes the results of operations of our Telecommunications segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$194,411	$116,872	$77,539	$508,248	$267,554	$240,694

Cost of revenue	190,260	114,373	75,887	498,558	261,756	236,802
Selling, general and administrative expenses	1,947	1,801	146	5,687	4,942	745
Depreciation and amortization	145	97	48	390	294	96
Other operating (income) expense	(159)	1,124	(1,283)	179	1,174	(995)
Income (loss) from operations	$2,218	$(523)	$2,741	$3,434	$(612)	$4,046

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net revenue: Net revenue from our Telecommunications segment for the three months ended September 30, 2016 increased $77.5 million, or 66.3%, to $194.4 million from $116.9 million for the three months ended September 30, 2015. The increase was due primarily to growth in wholesale traffic volumes in part delivered by the changing regulatory environment throughout the European market combined with the religious holidays in the Middle East region. The changing customer base has included a shift in sales focus towards larger telecommunications carriers with higher volume opportunity and lower credit risk.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended September 30, 2016 increased $75.9 million, to $190.3 million, or 66.4%, from $114.4 million for the three months ended September 30, 2015. The increase was directly correlated to the increase in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the three months ended September 30, 2016 increased $0.1 million, or 8.1%, to $1.9 million from $1.8 million for the three months ended September 30, 2015. The increase was due primarily to an increase in salaries and benefits related to increased headcount as well as travel and entertainment expense to support the increase in revenue.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for each of the three months ended September 30, 2016 and 2015 was essentially unchanged.

Other operating (income) expense: Other operating expense from our Telecommunications segment for the three months ended September 30, 2016 decreased $1.3 million to income of $0.2 million from expense of $1.1 million for the three months ended September 30, 2015. This decrease is attributable to a lease impairment on a legacy switch site recorded in fiscal year 2015 when compared to the corresponding period for 2016.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net revenue: Net revenue from our Telecommunications segment for the nine months ended September 30, 2016 increased $240.7 million, to $508.2 million, or 90.0%, from $267.6 million for the nine months ended September 30, 2015. The increase was due primarily to growth in wholesale traffic volumes in part delivered by the changing regulatory environment throughout the European market combined with the religious holidays in the Middle East region. The changing customer base has included a shift in sales focus towards larger telecom carriers with higher volume opportunity and lower credit risk.

Cost of revenue: Cost of revenue from our Telecommunications segment for the nine months ended September 30, 2016 increased $236.8 million, or 90.5%, to $498.6 million from $261.8 million for the nine months ended September 30, 2015. The increase is directly correlated to the growth in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the nine months ended September 30, 2016 increased $0.7 million, or 15.1%, to $5.7 million from $4.9 million for the nine months ended September 30, 2015. The increase was due primarily to an increase in salaries and benefits due to increased headcount as well as travel and entertainment expense to support the increase in revenue. This was offset by a decrease in rent expense when compared to the corresponding period for 2015.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for each of nine months ended September 30, 2016 and 2015 was essentially unchanged.

Other operating (income) expense: Other operating expense from our Telecommunications segment for the nine months ended September 30, 2016 decreased $1.0 million to expense of $0.2 million from expense of $1.2 million for the nine months ended September 30, 2015. This decrease is attributable to a lease impairment on a legacy switch site recorded in fiscal year 2015 when compared to the corresponding period for 2016.

Utilities

Presented below is a table that summarizes the results of operations of our Utilities segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$1,664	$1,841	$(177)	$4,151	$4,432	$(281)

Cost of revenue	635	1,102	(467)	1,570	2,599	(1,029)
Selling, general and administrative expenses	299	492	(193)	1,042	1,265	(223)
Depreciation and amortization	581	411	170	1,480	1,206	274
Income (loss) from operations	$149	$(164)	$313	$59	$(638)	$697

Three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015

Net revenue: Net revenue from our Utilities segment for the three and nine months ended September 30, 2016 and 2015 decreased $0.2 million or 10% and $0.3 million or 6%, respectively. These decreases were driven by a decrease in design and build project revenue, which was largely offset by the growth in the Own, Operate and Maintain ("OOM") business due to an increase in the number of fueling stations.

Cost of revenue: Cost of revenue from our Utilities segment for the three and nine months ended September 30, 2016 decreased $0.5 million and $1.0 million, respectively. The decrease was due primarily to the reduction in design and build project revenue, which typically generates higher cost of revenue and lower margin than recurring revenue generated through compressed natural gas sales from our OOM business.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Utilities segment for the three and nine months ended September 30, 2016 and 2015 both decreased $0.2 million driven by lower salary costs.
Depreciation and amortization: Depreciation and amortization from our Utilities segment for the three and nine months ended September 30, 2016 and 2015 increased $0.2 million, or 41%, and $0.3 million, or 23%, respectively, driven by depreciation of new fueling stations which came online in 2016.

Life Sciences

Presented below is a table that summarizes the results of operations of our Life Sciences segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Selling, general and administrative expenses	$2,506	$1,804	$702	$7,195	$4,728	$2,467
Depreciation and amortization	32	7	25	87	8	79
Loss from operations	$(2,538)	$(1,811)	$(727)	$(7,282)	$(4,736)	$(2,546)

Three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three and nine months ended September 30, 2016 and 2015 increased $0.7 million and $2.5 million, respectively. The increases were primarily due to additional investment in BeneVir in the first quarter of 2016, which we began to consolidate on February 1, 2016, and additional headcount and research and development expenses associated with our early stage companies.

Depreciation and amortization: Depreciation and amortization from our Life Sciences segment for the three and nine months ended September 30, 2016 and 2015 both increased primarily to the consolidation of BeneVir.

Other

Presented below is a table that summarizes the results of operations of our Other segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net revenue	$2,259	$761	$1,498	$2,613	$1,550	$1,063

Cost of revenue	2,103	1,390	713	4,388	2,773	1,615
Selling, general and administrative expenses	2,096	543	1,553	3,756	1,636	2,120
Depreciation and amortization	378	480	(102)	1,052	642	410
Loss from operations	$(2,318)	$(1,652)	$(666)	$(6,583)	$(3,501)	$(3,082)

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net revenue. Net revenue from our Other segment for the three months ended September 30, 2016 increased $1.5 million, to $2.3 million from $0.8 million for the three months ended September 30, 2015. The increase was due primarily to the release of NASCAR® Heat Evolution game by DMi in September 2016 with higher initial game sales than company sales during the same period in 2015.

Cost of revenue. Cost of revenue from our Other segment for the three months ended September 30, 2016 increased $0.7 million, to $2.1 million from $1.4 million for the three months ended September 30, 2015. The increase was driven by an increase in cost of revenue associated with the sales of NASCAR® Heat Evolution in September 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses from our Other segment for the three months ended September 30, 2016 increased $1.6 million, to $2.1 million from $0.5 million for the three months ended

September 30, 2015. The increase was due to compensation, marketing and advertising expenses associated with the release of console and PC versions of NASCAR® Heat Evolution in September 2016.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net revenue. Net revenue from our Other segment for the nine months ended September 30, 2016 increased $1.1 million, to $2.6 million from $1.6 million for the nine months ended September 30, 2015. The increase was primarily driven by the release of the NASCAR® Heat Evolution game which was released in September 2016.

Cost of revenue. Cost of revenue from our Other segment for the nine months ended September 30, 2016 increased $1.6 million, to $4.4 million from $2.8 million for the nine months ended September 30, 2015. The increase was primarily driven by an increase in royalties, disc manufacturing, and game development costs related to NASCAR® Heat Evolution which was released in September 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses from our Other segment for the nine months ended September 30, 2016 increased $2.1 million, to $3.8 million from $1.6 million for the nine months ended September 30, 2015. The increase was due to compensation, marketing and advertising expenses associated with the release of console and PC versions of the NASCAR® Heat Evolution game in September 2016.

Non-operating Corporate

Presented below is a table that summarizes the results of operations of our Non-operating Corporate segment and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Selling, general and administrative expenses	$7,452	$10,395	$(2,943)	$25,337	$26,726	$(1,389)
Loss from operations	$(7,452)	$(10,395)	$2,943	$(25,337)	$(26,726)	$1,389

Three and nine months ended September 30, 2016 compared with three and nine months ended September 30, 2015

Selling, general and administrative expenses. Selling, general and administrative expenses from our Non-operating Corporate segment for the three and nine months ended September 30, 2016 and 2015 decreased $2.9 million and $1.4 million, respectively. The decreases were primarily attributable to decreases in both acquisition related expenses and share-based compensation, partially offset by an increase in headcount, overhead, and consulting fees to support growth in the business.

Income (loss) from Equity Investments

Presented below is a table that summarizes the income (loss) from equity investments within our Marine Services, Life Sciences, and Other segments and compares the amount of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Marine Services	$3,778	$4,012	$(234)	$11,240	$8,998	$2,242
Life Sciences	(520)	(215)	(305)	(1,235)	(507)	(728)
Other and eliminations	(2,923)	(2,879)	(44)	(6,852)	(8,063)	1,211
Income (loss) from equity investments	$335	$918	$(583)	$3,153	$428	$2,725

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Marine Services. Income from equity investments from our Marine Services segment for the three months ended September 30, 2016 decreased $0.2 million, or 5.8%, to $3.8 million from $4.0 million for the three months ended September 30, 2015. This was driven by the performance of GMSL's joint venture investments.

Life Sciences. Loss from equity investments from our Life Sciences segment for the three months ended September 30, 2016 increased $0.3 million to $0.5 million from $0.2 million for the three months ended September 30, 2015. The increase in loss was due to loss in our equity investment in Medibeacon.
Other and eliminations. Loss from equity investments from our Other segment for the three months ended September 30, 2016 and 2015 remained consistent. Increased equity losses from Novatel Wireless, Inc. were offset by a reduction in equity losses related to NerVve, prior to its consolidation on August 17, 2016.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Marine Services. Income from equity investments from our Marine Services segment for the nine months ended September 30, 2016 increased $2.2 million, 24.9%, to $11.2 million from $9.0 million for the nine months ended September 30, 2015. The increase in income was due to growth in GMSL's joint venture income, specifically driven by HMN which has increased its income through sustained growth over the last year.

Life Sciences. Loss from equity investments from our Life Sciences segment for the nine months ended September 30, 2016 increased $0.7 million, or 143.6%, to $1.2 million from $0.5 million for the nine months ended September 30, 2015. The increase was due to our equity investment in Medibeacon.

Other and eliminations. Loss from equity investments from our Other segment for the nine months ended September 30, 2016 decreased $1.2 million, or 15.0%, to $6.9 million from $8.1 million for the nine months ended September 30, 2015. A decrease in equity losses of $1.4 million related to NerVve, prior to its consolidation on August 17, 2016, was offset by an increase in equity loss from Novatel Wireless, Inc. of $0.4 million over the same period in the prior year.

Explanation of Use of Non-U.S. GAAP Financial Measures

In addition to the results of operations presented in accordance with U.S. GAAP, management uses, and this Quarterly Report on Form 10-Q contains or references, certain non-U.S. GAAP financial measures, such as Adjusted EBITDA and Adjusted Operating Income for the Insurance segment.

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. In addition, other companies may define Adjusted EBITDA differently than we do, which could limit its usefulness. Management believes that Adjusted EBITDA is meaningful to gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, because interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. However, while management believes Adjusted EBITDA is useful as supplemental information, the presentation of Adjusted EBITDA is not intended to replace our U.S. GAAP financial results. Adjusted EBITDA does not include the results of our Insurance segment.

Using Adjusted EBITDA as a performance measure has inherent limitations as an analytical tool as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance.

 The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; (gain) loss on sale or disposal of assets; lease termination costs; (gain) loss on early extinguishment or restructuring of debt; interest expense; other (income) expense, net; foreign currency transaction (gain) loss; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; share-based compensation expense; acquisition and nonrecurring items; and other costs.

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Our Adjusted EBITDA was $18.2 million and $14.2 million for the three months ended September 30, 2016 and 2015, respectively. The overall increase is attributed to an increase in our Marine Services segment of $3.9 million for the three months ended September 30, 2016, driven by higher maintenance and installation revenues when compared to the same period in 2015, as well as by an increase in our Telecommunications segment of $1.4 million for the three months ended September 30, 2016 due to growth in wholesale traffic volumes when compared to the same period in 2015.

	Three Months Ended September 30, 2016
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net loss attributable to HC2 Holdings, Inc.	$6,962	$8,696	$1,796	$27	$(2,285)	$(8,160)	$(9,404)	$(2,368)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization *	431	5,225	144	582	32	380	4	6,798
Depreciation and amortization (included in cost of revenue)	1,321	—	—	—	—	—	—	1,321
Gain on sale or disposal of assets	(23)	—	—	—	—	—	—	(23)
Lease termination costs	—	—	(159)	—	—	—	—	(159)
Interest expense	304	1,328	—	119	—	—	8,969	10,720
Other (income) expense, net	(12)	(2,013)	422	(24)	(2)	3,892	835	3,098
Foreign currency (gain) loss (included in cost of revenue)	—	(283)	—	—	—	—	—	(283)
Income tax (benefit) expense	4,672	96	—	—	—	—	(7,851)	(3,083)
Noncontrolling interest	411	465	—	27	(770)	(974)	—	(841)
Share-based compensation expense	—	546	—	3	128	37	1,088	1,802
Acquisition and nonrecurring items	429	—	—	—	—	—	821	1,250
Adjusted EBITDA	$14,495	$14,060	$2,203	$734	$(2,897)	$(4,825)	$(5,538)	$18,232

	Three Months Ended September 30, 2015
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net loss attributable to HC2 Holdings, Inc.	$7,116	$7,356	$(362)	$(82)	$(1,575)	$1,525	$(21,804)	$(7,826)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization *	513	4,376	98	411	6	480	—	5,884
Depreciation and amortization (included in cost of revenue)	1,928	—	—	—	—	—	—	1,928
Gain on sale or disposal of assets	(990)	(117)	—	—	—	—	—	(1,107)
Lease termination costs	—	—	1,124	—	—	—	—	1,124
Interest expense	354	929	—	10	—	(1)	9,090	10,382
Other (income) expense, net	(141)	(1,149)	(162)	(19)	—	280	—	(1,191)
Foreign currency (gain) loss (included in cost of revenue)	—	(1,739)	—	—	—	—	—	(1,739)
Income tax (benefit) expense	5,284	260	—	—	—	(6,359)	2,318	1,503
Loss from discontinued operations	—	—	—	—	—	24	—	24
Noncontrolling interest	383	204	—	(73)	(449)	—	—	65
Share-based compensation expense	—	—	—	20	—	1	2,323	2,344
Acquisition and nonrecurring items	—	—	—	—	—	—	2,733	2,733
Other costs	—	—	109	—	—	—	—	109
Adjusted EBITDA	$14,447	$10,120	$807	$267	$(2,018)	$(4,050)	$(5,340)	$14,233

(*)	Includes depreciation adjustments from purchase accounting as more fully described in Note 2. Adjustments of the Condensed Consolidated Financial Statements.

(**)	Excludes net loss from Insurance segment in the amount of $2.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.

Manufacturing. Adjusted EBITDA from our Manufacturing segment for the three months ended September 30, 2016 remained essentially unchanged when compared to the three months ended September 30, 2015.

Marine Services. Adjusted EBITDA from our Marine Services segment for the three months ended September 30, 2016 increased $3.9 million to $14.1 million from $10.1 million when compared to the three months ended September 30, 2015. This increase was due to higher maintenance and offshore power installation revenues.

Telecommunications. Adjusted EBITDA from our Telecommunications segment for the three months ended September 30, 2016 increased $1.4 million to $2.2 million from $0.8 million for the three months ended September 30, 2015. The increase was due primarily to growth in wholesale traffic volumes in part delivered by the changing regulatory environment throughout the European market combined with the religious holidays in the Middle East region.
Utilities. Adjusted EBITDA from our Utilities segment for the three months ended September 30, 2016 increased $0.5 million to $0.7 million from $0.3 million for the three months ended September 30, 2015 due to increased revenue in the OOM business.

Life Sciences. Adjusted EBITDA from our Life Sciences segment for the three months ended September 30, 2016 decreased $0.9 million, to $(2.9) million from $(2.0) million for the three months ended September 30, 2015 due to increased costs within early stage companies.

Other. Adjusted EBITDA from the Other segment for the three months ended September 30, 2016 decreased 0.8 million to $(4.8) million from $(4.1) million for the three months ended September 30, 2015. The decrease in adjusted EBITDA was attributable to increased development costs coupled with additional selling, general and administrative expenses related to DMi's release of the NASCAR® Heat Evolution game in September 2016.

Non-operating Corporate. Adjusted EBITDA from our Non-operating Corporate segment for the three months ended September 30, 2016 remained essentially unchanged when compared to the three months ended September 30, 2015. The decrease was due to increases in acquisition and non-recurring costs in 2016.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Our Adjusted EBITDA was $33.7 million and $39.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The overall decrease can be primarily attributed to a reduction in our Marine Services segment of $5.2 million due to a decline in ongoing installation projects when compared to the same period in 2015 and to $4.0 million of costs recognized for an expected loss on a project that had been subject to administrative delays and adverse weather conditions. Also contributing to the decrease were increased losses in our Non-Operating Corporate segment of $2.5 million and from early stage investments in our Life Sciences segment of $3.0 million. Partially offsetting these decreases were increases from our Manufacturing segment of $1.7 million, due primarily to higher margins driven by DBM Global's continued focus on more complex projects, and from our Telecommunications segment of $1.7 million, which can be primarily attributed to increased profit contribution as a result of the growth in revenue.

	Nine Months Ended September 30, 2016
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net loss attributable to HC2 Holdings, Inc.	$20,710	$8,780	$4,007	$68	$(2,991)	$(21,264)	$(30,417)	$(21,107)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization *	1,263	15,747	389	1,479	87	1,050	4	20,019
Depreciation and amortization (included in cost of revenue)	3,048	—	—	—	—	—	—	3,048
Asset impairment expense
(Gain) loss on sale or disposal of assets	(963)	(10)	—	—	—	—	—	(973)
Lease termination costs	—	—	179	—	—	—	—	179
Interest expense	917	3,683	—	142	—	1	26,871	31,614
Other (income) expense, net	(88)	(1,190)	(574)	(399)	(3,223)	9,888	(311)	4,103
Foreign currency (gain) loss (included in cost of revenue)	—	(1,970)	—	—	—	—	—	(1,970)
Income tax (benefit) expense	12,641	(756)	—	—	—	—	(21,481)	(9,596)
Loss from discontinued operations
Noncontrolling interest	1,240	510	—	249	(2,302)	(2,062)	—	(2,365)
Share-based compensation expense	—	1,307	—	107	184	238	4,833	6,669
Acquisition and nonrecurring items	428	266	18	27	—	—	3,335	4,073
Adjusted EBITDA	$39,196	$26,367	$4,019	$1,673	$(8,245)	$(12,149)	$(17,166)	$33,694

	Nine Months Ended September 30, 2015
	Manufacturing	Marine Services	Telecom	Utilities	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2**
Net loss attributable to HC2 Holdings, Inc.	$16,182	$17,963	$(299)	$(329)	$(4,030)	$5,768	$(59,089)	$(23,834)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization *	1,490	12,978	294	1,206	8	641	—	16,617
Depreciation and amortization (included in cost of revenue)	5,735	—	—	—	—	—	—	5,735
Amortization of Debt Discount	—	—	—	—	—	—		—
(Gain) loss on sale or disposal of assets	(69)	(117)	50	—	—	—	—	(136)
Lease termination costs	—	—	1,124	—	—	—	—	1,124
Interest expense	1,064	2,888	—	32	—	—	25,223	29,207
Other (income) expense, net	(164)	(2,091)	(314)	(32)	—	(1,010)	4,991	1,380
Foreign currency (gain) loss (included in cost of revenue)	—	(804)	—	—	—	—	—	(804)
Income tax (benefit) expense	12,188	178	—	—	—	(16,349)	2,151	(1,832)
Loss from discontinued operations	20	—	—	—	—	24	—	44
Noncontrolling interest	967	563	—	(310)	(1,212)	—	—	8
Share-based payment expense	—	—	—	23	—	—	7,378	7,401
Acquisition and nonrecurring items	—	—	—	—	—	—	4,701	4,701
Other Costs	$—	$—	$109	$—	$—	$76	$—	$109
Adjusted EBITDA	$37,413	$31,558	$964	$590	$(5,234)	$(10,850)	$(14,645)	$39,720

(*)	Includes depreciation adjustments from purchase accounting as more fully described in Note 2. Adjustments to our unaudited financial statement included elsewhere in this Quarterly Report on Form 10-Q.

(**)	Excludes net loss from Insurance segment in the amount of $12.0 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Manufacturing. Adjusted EBITDA from our Manufacturing segment for the nine months ended September 30, 2016 increased $1.8 million compared to the nine months ended September 30, 2015. The increase was largely driven by reduction in costs of revenue due to higher margins driven by DBM Global's continued focus on more complex projects.

Marine Services. Adjusted EBITDA from our Marine Services segment for the nine months ended September 30, 2016 decreased $5.2 million to $26.4 million from $31.6 million for the nine months ended September 30, 2015. The decrease was due primarily to $4.0 million of costs recognized on an installation project off the northeastern coast of Russia which resulted from administrative delays by the customer and adverse weather conditions arriving earlier in the season. This was further decreased by lower installation revenues in the first half of the year.

Telecommunications. Adjusted EBITDA from our Telecommunications segment for the nine months ended September 30, 2016 increased $3.1 million to $4.0 million from $1.0 million for the nine months ended September 30, 2015. The increase was due primarily to increased profit contribution from growth in wholesale traffic volumes resulting from continued expansion in the scale and number of customer relationships.

Utilities. Adjusted EBITDA from our Utilities segment for the nine months ended September 30, 2016 increased $1.1 million to $1.7 million from $0.6 million for the nine months ended September 30, 2015 due to increased revenue in their OOM business.

Life Sciences. Adjusted EBITDA from our Life Sciences segment for the nine months ended September 30, 2016 decreased $3.0 million to $(8.2) million from $(5.2) million for nine months ended September 30, 2015 the due to increased costs at early stage subsidiaries.

Other. Adjusted EBITDA from the Other segment for the nine months ended September 30, 2016 decreased $2.5 million to $(12.1) million from $(10.9) million for the nine months ended September 30, 2015. The decrease in loss was due primarily to increases in DMi's development and sales costs, and selling, general and administrative expenses related to the release of the NASCAR® Heat Evolution game in September 2016.

Non-operating Corporate. Adjusted EBITDA from our Non-operating Corporate segment for the nine months ended September 30, 2016 decreased $2.5 million when compared to the nine months ended September 30, 2015. The decrease was due to increases in acquisition and non-recurring costs in 2016.
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

Similarly to Adjusted EBITDA, using Insurance AOI as a performance measure has inherent limitations as an analytical tool as compared to income (loss) from operations or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Insurance AOI should not be considered in isolation and does not purport to be an alternative to income (loss) from operations or other U.S. GAAP financial measures as a measure of our operating performance.

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including other-than-temporary impairment losses recognized in operations; intercompany elimination and acquisition and non-recurring items. Management believes that Insurance AOI provides a meaningful financial metric that helps investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Net loss - Insurance Segment	$(2,189)	$(11,978)
Effect of investment (gains) losses	220	2,677
Acquisition and non-recurring items	269	269
Insurance AOI	$(1,700)	$(9,032)

Net loss and Adjusted Operating Income for the first quarter 2016 have been adjusted to exclude certain intercompany eliminations to better reflect the results of the Insurance Companies, and remain consistent with internally reported metrics. For the first quarter of 2016, this resulted in a change to the previously reported Insurance net loss of $12.3 million to a net loss of $7.5 million and a change to the previously reported Insurance Adjusted Operating Income of $3.6 million to a loss of $2.6 million.

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

Liquidity and Capital Resources

Consolidated

Short and Long-Term Liquidity Considerations and Risks

We are a holding company and our liquidity needs are primarily for interest payments on our 11.0% Notes and dividend payments on our Series A Convertible Participating Preferred Stock (the “Series A Preferred Stock”), Series A-1 Convertible Participating Preferred Stock (the “Series A-1 Preferred Stock”) and Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Preferred Stock” and, together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). We also have liquidity needs related to recurring operational expenses.

As of September 30, 2016, we had $121.3 million of cash and cash equivalents on a consolidated basis compared to $158.6 million as of December 31, 2015. As of September 30, 2016, HC2 had cash and cash equivalents of $29.4 million compared to $41.1 million at December 31, 2015. At September 30, 2016, cash and cash equivalents in our Insurance segment was $28.3 million.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities and capital expenditures, including purchases of network equipment (such as switches, related transmission equipment and capacity), fueling stations and service infrastructure, liabilities associated with insurance products, steel manufacturing equipment and subsea cable equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2016, we had $396.7 million of indebtedness on a consolidated basis compared to $371.9 million as of December 31, 2015. As of September 30, 2016, we had $41.7 million in liquidation value of outstanding Preferred Stock compared to $52.6 million as of December 31, 2015.  We are required to make semi-annual interest payments on our outstanding 11.0% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Under a tax sharing agreement, DBM Global reimburses HC2 for use of our Net Operating Losses. In 2016, HC2 received $22.4 million from DBM Global under this tax sharing agreement.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries. In the future, we may also choose to sell assets or certain investments to generate cash.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional equity or debt capital, refinancing of certain of our indebtedness or Preferred Stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level, a practice which we expect to continue in the future. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Insurance Companies Capital Contributions

In connection with the acquisition of Insurance Companies in December 2015, the Company contributed approximately $33.0 million of additional assets to the Insurance Companies, as required by the acquisition agreement governing the purchase. The contribution was made for the purpose of satisfying the reserve release amount of $13.0 million and offsetting the impact on the acquired companies’ statutory capital and surplus of the election to be made by the Company and Seller Parties pursuant to Section 338(h)(10) of the Internal Revenue Code in connection with the transaction as soon as possible after closing.

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

Also in connection with the consummation of the acquisition, each of CGI and UTA also entered into a capital maintenance agreement (each, a “Capital Maintenance Agreement”, and collectively, the “Capital Maintenance Agreements”) with Great American Financial Resources, Inc. (“Great American”). Under each Capital Maintenance Agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statement). Great American’s obligation to make such payments is capped at $25.0 million under the Capital Maintenance Agreement with UTA and $10.0 million under the Capital Maintenance Agreement with CGI (each, a “Cap”). Each of the Capital Maintenance Agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American under the applicable agreement equal the applicable Cap. Pursuant to the purchase agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the Capital Maintenance Agreements.

Indebtedness

See Note 12. Long-Term Obligations, to the unaudited Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) 6 months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of September 30, 2016, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of September 30, 2016, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of September 30, 2016, the Company was in compliance with this covenant.

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

	Nine Months Ended September 30,
Cash provided by (used in):	2016	2015	Increase / (Decrease)
Operating activities	$54,979	$(31,151)	$86,130
Investing activities	(80,072)	(46,407)	(33,665)
Financing activities	(10,863)	55,292	(66,155)
Effect of exchange rate changes on cash and cash equivalents	(1,347)	(4,646)	3,299
Net (decrease) increase in cash and cash equivalents	$(37,303)	$(26,912)	$(10,391)

Operating Activities

Net cash provided by operating activities totaled $55.0 million for the nine months ended September 30, 2016 as compared to a use of cash of $31.2 million for the nine months ended September 30, 2015. The $86.1 million increase in cash provided by operating activities was largely the result of a decrease in working capital, driven by increases in insurance reserves from premiums collected in 2016 and a lower working capital increase in our Manufacturing segment.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $80.1 million primarily due to $179.3 million for the purchase of investments primarily in our Insurance segment, $21.7 million of capital expenditures and $7.8 million paid for the acquisition of CWind, partially offset by $72.2 million from the sale of investments, $8.0 million in contributions by noncontrolling interest and $0.5 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities for the nine months ended September 30, 2015 was $46.4 million primarily driven by $41.7 million for the purchase of investments at HC2 and $16.8 million of capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $10.9 million primarily driven by $15.6 million in annuity surrenders and $11.4 million used to make principal payments on our credit facilities, partially offset by $11.7 million of proceeds from long term obligations.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $55.3 million primarily driven by $55.0 million of proceeds from the 11% Senior Secured Notes and $14.0 million of proceeds from the issuance of Series A-2 preferred stock, partially offset by $8.5 million used to make principal payments on our long term obligations.

Manufacturing

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBM Global’s operating expenses, interest payments on debt, and capital expenditures. DBM Global's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. DBM Global attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBM Global generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, DBM Global relies on its credit facilities to meet its working capital needs. DBM Global believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

DBM Global is required to make monthly and quarterly interest and principal payments depending on the structure of each individual debt agreement.

DBM Global estimates that its capital expenditures for 2016 will be approximately $8.2 million. It believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, DBM Global may expand its operations through future acquisitions and may require additional equity or debt financing.

Marine Services

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund GMSL’s operating expenses, interest payments on debt, and capital expenditures. GMSL's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. GMSL attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, GMSL generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, GMSL relies on its credit facilities to meet its working capital needs. GMSL believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

GMSL is required to make monthly and quarterly interest and principal payments depending on the structure of each individual debt agreement.

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

Insurance

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

Market environment

As of September 30, 2016, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

Dividend Limitations

CIG is subject to Texas and Ohio statutory provisions that restrict the payment of dividends. The dividend limitations on CIG are based on statutory financial results and regulatory approval. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. Significant differences include the treatment of deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

The ability of CIG’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, CIG’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiaries Risk-Based Capital (“RBC”) ratio.  CIG monitors its insurance subsidiaries’ compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of September 30, 2016, each of CIG’s insurance subsidiaries exceeds the minimum RBC requirements.  CIG’s insurance subsidiaries paid no dividends to CIG in fiscal year 2016 and have further each agreed with each of their respective state regulators to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

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

Investments

At September 30, 2016 and December 31, 2015, the carrying value of CIG’s investment portfolio was approximately $1.5 billion and $1.3 billion, respectively, and was divided among the following asset classes (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$16,915	1.2%	$17,083	1.3%
States, municipalities and political subdivisions	401,613	27.4%	386,260	29.4%
Foreign government	6,279	0.4%	6,429	0.5%
Residential mortgage-backed securities	143,479	9.8%	166,315	12.7%
Commercial mortgage-backed securities	60,149	4.1%	75,035	5.7%
Asset-backed securities	70,516	4.8%	34,451	2.6%
Corporate and other	632,726	43.2%	545,825	41.5%
Common stocks (*)	70,396	4.8%	32,081	2.4%
Perpetual preferred stocks	37,012	2.5%	31,057	2.4%
Mortgage loans	8,939	0.6%	1,252	0.1%
Policy loans	18,228	1.2%	18,476	1.4%
Other invested assets	297	—%	183	—%
Total	$1,466,549	100.0%	$1,314,447	100.0%
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

At September 30, 2016 and December 31, 2015, CIG's fixed maturity portfolio was approximately $1.3 billion and $1.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$812,930	61.1%	$790,215	64.2%
BBB	357,031	26.8%	286,861	23.3%
Total investment grade	1,169,961	87.9%	1,077,076	87.5%
BB	33,980	2.6%	36,190	2.9%
B	18,937	1.4%	18,659	1.5%
CCC, CC, C	32,552	2.4%	34,785	2.8%
D	29,655	2.2%	25,261	2.1%
NR	46,592	3.5%	39,427	3.2%
Total non-investment grade	161,716	12.1%	154,322	12.5%
Total	$1,331,677	100.0%	$1,231,398	100.0%

Other Invested Assets

The Company's other invested assets as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016				December 31, 2015
	Cost Method	Equity Method	Fair Value	Total	Cost Method	Equity Method	Fair Value	Total
Common Equity
DeepOcean Group	$138	$—	$—	$138	$249	$—	$—	$249
Novatel Wireless, Inc.	—	338	—	338	—	6,475	—	6,475
Triple Ring Technologies, Inc.	—	1,044	—	1,044
	138	1,382	—	1,520	249	6,475	—	6,724
Preferred Equity
mParticle	655	—	—	655	655	—	—	655
BeneVir Biopharm, Inc.	—	—	—	—	—	1,179	—	1,179
MediBeacon, Inc.	—	10,763	—	10,763	—	2,709	—	2,709
NerVve Technologies, Inc.	—	—	—	—	—	3,634	—	3,634
Triple Ring Technologies, Inc.	1,829	—	—	1,829	1,000	—	—	1,000
	2,484	10,763	—	13,247	1,655	7,522	—	9,177
Warrants and Call Options
DeepOcean Group	—	—	—	—	783	—	—	783
Novatel Wireless, Inc.	3,097	—	—	3,097	3,097	—	—	3,097
The Andersons, Inc.	—	—	—	—	—	—	632	632
DTV America	—	—	575	575	—	—	723	723
NerVve Technologies, Inc.	—	—	—	—	—	—	52	52
Gaming Nation, Inc.	—	—	3,907	3,907	—	—	3,436	3,436
Triple Ring Technologies, Inc.	—	—	230	230
	3,097	—	4,712	7,809	3,880	—	4,843	8,723
Other Equity
Kaneland, LLC	—	844	—	844	—	988	—	988
Other	—	297	—	297	—	183	—	183
	—	1,141	—	1,141	—	1,171	—	1,171

GMSL Joint Ventures
Huawei Marine Networks Co., Ltd	—	22,517	—	22,517	—	16,073	—	16,073
International Cableship Pte., Ltd.	—	1,103	—	1,103	—	498	—	498
S. B. Submarine Systems Co., Ltd.	—	11,844	—	11,844	—	9,513	—	9,513
Visser Smit Global Marine Pte	—	1,259	—	1,259	—	418	—	418
Sembawang Cable Depot Pte., Ltd.	—	430	—	430	—	822	—	822
	—	37,153	—	37,153	—	27,324	—	27,324
Total Other invested assets	$5,719	$50,439	$4,712	$60,870	$5,784	$42,492	$4,843	$53,119

Foreign Currency

Foreign currency translation can impact our financial results. During the three months ended September 30, 2016 and 2015, approximately 34.1% and 37.5% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the nine months ended September 30, 2016 and 2015, approximately 30.4% and 35.0% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Condensed Consolidated Financial Statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country.

In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Changes in the exchange rate of USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the Condensed Consolidated Financial Statements. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

Off-Balance Sheet Arrangements

DBM Global

DBM Global’s off-balance sheet arrangements at September 30, 2016 included letters of credit of $4.0 million under a credit and security agreement with Wells Fargo Credit, Inc. and performance bonds of $49.4 million.

DBM Global’s contract arrangements with customers sometimes require DBM Global to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBM Global’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

HC2

Important factors or risks that could cause HC2’s actual results to differ materially from the results we anticipate include, but are not limited to:

•	The potential for and our ability to remediate future material weaknesses in our internal control over financial reporting;

•	the possibility of indemnification claims arising out of divestitures of businesses;

•	uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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

•
the impact of covenants in the Certificates of Designation governing HC2’s Preferred Stock, the 11.0% Notes Indenture, the credit agreements governing the DBM Global Facility and the GMSL Facility and future financing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

•	the impact on the holders of HC2’s common stock if we issue additional shares of HC2 common stock or preferred stock;

•	the impact of decisions by HC2’s significant stockholders, whose interest may differ from those of HC2’s other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and

•	our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Marine Services / GMSL

Important factors or risks that could cause GMSL’s, and thus our Marine Services segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

•	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments the business operates in;

•	project implementation issues and possible subsequent overruns;

•	risks associated with operating outside of core competencies when moving into different market segments;

•	possible loss or severe damage to marine assets;

•	vessel equipment aging or reduced reliability;

•	risks associated with operating two joint ventures in China (Huawei Marine Networks Co., Ltd; China Telecom);

•	risks related to foreign corrupt practices;

•	changes to the local laws and regulatory environment in different geographical regions;

•	loss of key senior employees;

•	difficulties attracting enough skilled technical personnel;

•	foreign exchange rate risk;

•	liquidity risk; and

•	potential for financial loss arising from the failure by customers to fulfill their obligations as and when these obligations fall due.

Manufacturing / DBM Global

Important factors or risks that could cause DBM Global’s, and thus our Manufacturing segment’s, actual results to differ materially from the results we anticipate include, but are not limited to:

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

•	risks associated with labor productivity, including performance of subcontractors that DBM Global hires to complete projects;

•	its ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•
adverse impacts from weather affecting DBM Global’s performance and timeliness of completion of projects, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•
adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on DBM Global’s business, financial condition, results of operations or cash flow; and

•
lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing DBM Global’s obligations under bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts.

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

Insurance / Continental Insurance Group Ltd.

Factors or risks that could cause CIG’s, and thus our Insurance segment's, actual results to differ materially from the results we anticipate include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We are exposed to market risk with respect to our investments and foreign currency exchange rates. Through DBM Global, we have market risk exposure from changes in interest rates charged on its borrowings and from adverse changes in steel prices. Through GMSL and ANG, we have market risk exposure from changes in interest rates charged on their respective borrowings. We do not use derivative financial instruments to mitigate a portion of the risk from such exposures.

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of September 30, 2016, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $138.8 million, $277.6 million, and $416.5 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

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

Interest Rate Risk

GMSL, DBM Global and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on the borrowings outstanding as of September 30, 2016 of 37.4 million, would result in an increase in the recorded interest expense of $0.4 million, $0.7 million, and $1.1 million per year.

Commodity Price Risk

DBM Global is exposed to the market risk from changes in prices on steel. For large orders the risk is mitigated by locking the general contractors into the price at the mill at the time work is awarded. In the event of a subsequent price increase by the mill, DBM Global has the ability to pass the higher costs on to the general contractor. DBM Global does not hedge or enter into any forward purchasing arrangements with the mills. The price negotiated at the time of the order is the price paid by DBM Global.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 14. Commitments and Contingencies to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The Company’s Marine Services and Telecommunications segments operate in the United Kingdom. The Marine Services and Telecommunications segments contributed 9.3% and 9.5% and 15.3% and 18.3% of our net revenues from operations in the United Kingdom for the three and the nine months ended September 30, 2016, respectively.  The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

There are no additional material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2016, HC2’s Board approved a revised form of indemnification agreement for directors and executive officers (the "Indemnification Agreement"). The Board determined that, in order to attract and retain highly competent individuals to serve, or continue to serve, as directors and executive officers, it is in the best interests of HC2 and its stockholders to enter into the Indemnification Agreements so as to eliminate any undue concern that such persons will not be indemnified for losses incurred by them relating to their status as a director or executive officer of HC2. HC2 anticipates that it will enter into a substantially similar Indemnification Agreement with any new directors or executive officers.

The Indemnification Agreements, among other things, require HC2 to indemnify, and advance expenses to, each director and executive officer to the fullest extent permitted by the laws of the State of Delaware, including indemnification of expenses such as attorneys' fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of HC2, arising out of such person's services as a director or executive officer.  Upon execution of the Indemnification Agreement by any director or officer, any prior indemnification agreements entered into by such person shall be terminated and of no further force or effect.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

Item 6. Exhibits

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.

Date: November 9, 2016	By:	/s/ Michael Sena
Michael Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Revised Indemnification Agreement of HC2 Holdings Inc. (filed herewith)

10.2	Voluntary Conversion Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 Holdings, Inc. (filed herewith)

10.3	Registration Rights Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 Holdings, Inc. (filed herewith)

10.4	Voluntary Conversion Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 Holdings, Inc. (filed herewith)

10.5	Registration Rights Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 Holdings, Inc. (filed herewith)

10.6^
Independent Consulting Services Agreement dated effective as of July 1, 2016 and dated as of July 11, 2016, by and between Wayne Barr, Jr. and HC2 Holdings, Inc. (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on July 14, 2016) (File No. 001-35210).

10.7^
Separation and Release Agreement dated July 20, 2016 by and between PTGi International Carrier Services, Inc. and Mesfin Demise (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on July 21, 2016) (File No. 001-35210).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in extensible business reporting language (XBRL); (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2016 and 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

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