Form 10-K
period 2016-12-31
HC2 HOLDINGS, INC.
filed 2017-03-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210
____________________________________________________
HC2 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Park Avenue, 30th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of HC2's common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $141,269,061, based on the closing sale price of the Common Stock on such date.

As of February 28, 2017, 41,939,827 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

HC2 HOLDINGS, INC.
TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, “HC2,” means HC2 Holdings, Inc. and the “Company,” “we” and “our” mean HC2 together with its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements.”

General

HC2 is a diversified holding company that seeks opportunities to acquire and grow businesses that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2016, our seven reportable operating segments based on management’s organization of the enterprise included Construction (f/k/a Manufacturing), Marine Services, Insurance, Telecommunications, Energy (f/k/a Utilities), Life Sciences and Other.

Our principal operating subsidiaries include the following assets:

(i)	DBM Global Inc. (Construction), a family of companies providing fully integrated structural and steel construction services;

(ii)	Global Marine Systems Limited (Marine Services), a leading provider of engineering and underwater services on submarine cables;

(iii)
Continental Insurance Group Ltd. (Insurance), a platform for our run-off long-term care and life and annuity business, through its insurance company, Continental General Insurance Company ("CGI" or the "Insurance Company");

(iv)	PTGi-International Carrier Services Inc. ("ICS") (Telecommunications), a provider of internet-based protocol and time-division multiplexing access and transport of long-distance voice minutes;

(v)	American Natural Gas (Energy), a compressed natural gas fueling company;

(vi)	Pansend Life Sciences, Ltd. (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development; and

(vii)
Other includes controlling interests in DMi, Inc., ("DMi") which owns licenses to create and distribute NASCAR® video games, and NerVve, Inc. ("NerVve"), which provides analytics on broadcast TV, digital and social media online platforms. In addition, Other includes non-controlling interests in various investments.

We expect to continue to focus on acquiring and investing in businesses with attractive assets that we consider to be undervalued or fairly valued, and growing our acquired businesses.

Overall Business Strategy

We evaluate strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical operations, operating, growing or acquiring additional assets or businesses related to our current or historical operations, or winding down or selling our existing operations. We generally pursue either controlling positions in durable, cash-flow generating businesses or companies we believe exhibit substantial growth potential. We may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

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

Competition

From a strategic perspective, HC2 encounters competition for acquisition and business opportunities from other entities having similar business objectives, such as strategic investors and private equity firms, which could lead to higher prices for acquisition targets. Many of these entities are well established and have extensive experience identifying and executing transactions directly or through affiliates. Our financial resources and human resources may be relatively limited when contrasted with many of these competitors which may place us at a competitive disadvantage. Finally, managing rapid growth could create higher corporate expenses, as compared to many of our competitors who may be at a different stage of growth, which could affect our ability to compete for strategic opportunities. Competitive conditions affecting our operating businesses are described in the discussions below.

Employees

As of December 31, 2016, we had approximately 2,744 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Construction Segment (DBMG)

DBM Global Inc. ("DBMG", f/k/a Schuff International, Inc.) is a fully integrated detailer, Building Information modelling (“BIM”) modeler, fabricator and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Headquartered in Phoenix, Arizona, DBMG has operations in Arizona, California, Georgia, Kansas, and Texas, with construction projects primarily located in the aforementioned states, in addition to international construction projects in select markets, primarily Panama, through its former Panamanian joint venture, Schuff Hopsa Engineering, which was sold in December 2016. The Company maintains a 92% controlling interest in DBMG.

DBMG’s results of operations are affected primarily by (i) the level of commercial and industrial construction in its principal markets; (ii) its ability to win project contracts; (iii) the number and complexity of project changes requested by customers or general contractors; (iv) its success in utilizing its resources at or near full capacity; and (v) its ability to complete contracts on a timely and cost-effective basis. The level of commercial and industrial construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

Strategy

DBMG’s objective is to achieve and maintain a leading position in the geographic regions and project segments that it serves by providing timely, high-quality services to its customers. DBMG pursues this objective with a strategy comprised of the following components:

•
Pursue Large, Value-Added Design-Build Projects: DBMG’s unique ability to offer design-build services, a full range of steel construction services and project management capabilities makes it a preferred partner for complex, design-build fabrication projects in the geographic regions it serves. This capability often enables DBMG to bid against fewer competitors in a less traditional, more negotiated selection process on these kinds of projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to its customers;

•
Expand and Diversify Revenue Base: DBMG is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. DBMG also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing smaller projects - such as low-rise office buildings, healthcare facilities and other commercial and industrial structures - could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

•
Emphasize Innovative Services: DBMG focuses its design-build, engineering, detailing, BIM modelling, fabrication and erection expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex detailing, BIM modelling, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums and uniquely designed hotels and casinos; and

•
Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions.

Services and Customers

DBMG operates primarily within the over $600 billion non-residential construction industry, which serves a diverse set of end markets.

DBMG consists of five business units spread across diverse steel markets: Schuff Steel Company (“SSC”) (steel fabrication and erection), Schuff Steel Management Company (“SSMC”) (management of smaller projects, leveraging subcontractors), PDC Global Pty Ltd. (“PDC”) (steel detailing, BIM modelling and BIM management services), BDS VirCon (“BDS”) (steel detailing, rebar detailing and BIM modelling services) and the Aitken product line (manufacturing of equipment for the oil and gas industry). For the fiscal year ended December 31, 2016, SSC’s revenues of $464.5 million account for 92.4% of DBMG’s total revenue. SSMC’s revenues of $24.4 million account for 4.9% of DBMG’s total revenue. PDC’s revenues of $2.2 million account for 0.7% of DBMG’s total revenue. BDS’s revenues of $1.3 million account for 0.5% of

DBMG’s total revenue. Aitken’s revenues of $6.2 million account for 1.3% of DBMG’s total revenue. The majority of DBMG’s business is in North America, but PDC and BDS provide detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2016, DBMG’s single largest customer represented approximately 9.3% of revenues. In 2015, the same customer represented approximately 23.0% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 50%-70% and a sales pipeline that includes over $555 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly-fragmented across many small firms.

DBMG achieves a highly-efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its eight fabrication shops in the United States and 17 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines and the UK.

DBMG operates with minimal bonding requirements, with the current balance of less than 31% of DBMG's backlog (out of a total backlog of $503.4 million) as of December 31, 2016, and bonding is reduced as projects are billed, rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

SSC offers a variety of services to its customers which it believes enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design and budgeting, steel management, fabrication, erection, and BIM.

•
Design-Assist/Design-Build: Using the latest technology and BIM, DBMG works to provide clients with cost-effective steel designs. The end result is turnkey-ready, structural steel solutions for its diverse client base.

•
Pre-Construction Design and Budgeting: Clients who contact DBMG in the early stages of planning can receive a DBMG-performed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project.

•
Steel Management: Using DBMG’s proprietary Schuff Steel Integrated Management System (“SSIMS”), DBMG can track any piece of steel and instantly know its location. Additionally, DBMG can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of DBMG-approved subcontractors.

•
Fabrication: Through its eight fabrication shops in California, Arizona, Texas, Kansas and Georgia, DBMG has one of the highest fabrication capacities in the United States, with over 1.1 million square feet of steel and a maximum annual fabrication capacity of approximately 300,000 tons.

•
Erection: Named the top steel erector in the United States for 2007, 2008, 2011, 2013, 2014 and 2015 by Engineering News-Record, DBMG knows how to add value to its projects through the safe and efficient erection of steel structures.

•
BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally DBMG’s use of SSIMS in conjunction with BIM allows for real-time reporting on a project’s progress and an information-rich model review.

SSMC provides turn-key steel fabrication and erection services with expertise in project management. Leveraging such strengths, SSMC uses its relationships with reliable subcontractors and erectors, along with state-of-the-art management systems, to deliver excellence to clients.

Aitken is a manufacturer of equipment used in the oil, gas, petrochemical and pipeline industries. Aitken supplies the following products both nationwide and internationally:

•	Strainers: Temporary cone and basket strainers, tee-type strainers, vertical and horizontal permanent line strainers and fabricated duplex strainers.

•	Measurement Equipment: Orifice meter tubes, orifice plates, orifice flanges, seal pots, flow nozzles, Venturi tubes, low loss tubes and straightening vanes.

•Major Products: Spectacle blinds, paddle blinds, drip rings, bleed rings, and test inserts, ASME vessels, launchers and pipe spools.

PDC provides steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America.

•
Steel Detailing: Utilizing industry leading technologies, PDC provides steel detailing services which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

•
BIM Modelling: Through multidisciplinary teams, PDC creates highly accurate, scaled virtual models of each structural component. These independent models and data are integrated and standardized to produce a single 3D model simulation of the entire structure. This integrated model contains complete information for all functional requirements of a project, including procurement and logistics, financial modelling, claims and litigation, fabrication, construction support and asset management.

•
BIM Management: PDC is an industry leading provider of BIM management consultancy services (“BIM Management”), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. PDC’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modelling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support.

BDS provides steel- and rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe.

•
Steel Detailing: Utilizing industry leading technologies, BDS provides steel detailing services, including: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports, advance bill of material and piping.

•
BIM modelling: Through multidisciplinary teams, BDS creates highly accurate, scaled virtual models of each structural component. These independent models and data are integrated and standardized to produce a single 3D model simulation of the entire structure. This integrated model contains complete information for all functional requirements of a project, including procurement and logistics, financial modelling, claims and litigation, fabrication, construction support and asset management.

•
Rebar Detailing: These services, including rebar detailing and estimating, are delivered by a staff experienced in rebar installation and familiar with the construction practices and constructability issues that arise on project sites. Deliverables include: field placement/shop drawings, field and/or phone support, 2D and 3D modelling, connection sketches, bar listing in ASA format, DGN files, and complete rebar estimating.

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer.

Sales and Distributions

DBMG obtains contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, or unit cost arrangements. Bidding and negotiations require DBMG to estimate the costs of the project up front, with most projects typically lasting from one to 12 months. However, large and more complex projects can often last two years or more.

Marketing

Sales managers lead DBMG’s sales and marketing efforts. Each sales manager is primarily responsible for estimating sales and marketing efforts in defined geographic areas. In addition, DBMG employs full-time project estimators and chief estimators. DBMG’s sales representatives maintain relationships with general contractors, architects, engineers and other potential sources of business to identify potential new projects. DBMG generates future project reports to track the weekly progress of new opportunities. DBMG’s sales efforts are further supported by most of its executive officers and engineering personnel, who have substantial experience in the design, detailing, modelling, fabrication and erection of structural steel and heavy steel plate.

DBMG competes for new project opportunities through its relationships and interaction with its active and prospective customer base which provides valuable current market information and sales opportunities. In addition, DBMG is often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners, general contractors and engineering firms in connection with new building projects such as plants, warehouse and distribution centers, and other industrial and commercial facilities.

Upon selection of projects to bid or price, DBMG’s estimating division reviews and prepares projected costs of shop, field, detail drawing preparation and crane hours, steel and other raw materials, and other costs. With respect to bid projects, a formal bid is prepared detailing the specific services and materials DBMG plans to provide, along with payment terms and project completion timelines. Upon acceptance, DBMG’s bid proposal is finalized in a definitive contract.

Competition

The principal geographic and product markets DBMG serves are highly competitive, and this intense competition is expected to continue. DBMG competes with other contractors for commercial, industrial and specialty projects on a local, regional, or national basis. Continued service within these markets requires substantial resources and capital investment in equipment, technology and skilled personnel, and certain of DBMG’s competitors have financial and operating resources greater than DBMG. Competition also places downward pressure on DBMG’s contract prices and margins. The principal competitive factors within the industry are price, timeliness of project completion, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. While DBMG believes that it maintains a competitive advantage with respect to many of these factors, failure to continue to do so or to meet other competitive challenges could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

Employees

As of December 31, 2016, DBMG employed approximately 2,089 people across the globe, including the U.S., Canada, Australia, New Zealand, India, Philippines and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 18% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2016, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. Approximately 13% of DBMG’s employees are covered under collective bargaining agreements that expire less than one year from December 31, 2016 (but which are currently being renegotiated). DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

DBMG strategically utilizes third-party fabrication and erection subcontractors on many of its projects and also subcontracts detailing services from time to time when its management determines that this would be economically beneficial (and/or when DBMG requires additional capacity for such services). DBMG’s inability to engage fabrication, erection and detailing subcontractors on favorable terms could limit its ability to complete projects in a timely manner or compete for new projects, which could have a material adverse effect on its operations.

Legal, Environmental and Insurance

DBMG is subject to other claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to DBMG or that the resolution of any such matter will not have a material adverse effect upon DBMG or the Company’s business, consolidated financial position, results of operations or cash flows. Neither DBMG nor the Company believes that any of such pending claims and legal proceedings will have a material adverse effect on its (or the Company’s) business, consolidated financial position, results of operations or cash flows.

DBMG’s operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. These laws and regulations have become increasingly stringent and compliance with these laws and regulations has become increasingly complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect DBMG’s operations. Certain environmental laws, such as CERCLA (the Comprehensive Environmental Response, Compensation, and Liability Act) and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although DBMG has not incurred any material environmental related liability in the past and believes that it is in material compliance with environmental laws, there can be no assurance that DBMG, or entities for which it may be responsible, will not incur such liability in connection with the investigation and remediation of facilities it currently operates (or formerly owned or operated) or other locations in a manner that could materially and adversely affect its operations.

DBMG maintains commercial general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate. In addition, DBMG maintains umbrella coverage limits of $25.0 million. DBMG also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of its facilities and property. All policies are subject to various deductibles and coverage limitations. Although DBMG’s management believes that its insurance is adequate for its present needs, there can be no assurance that it will be able to maintain adequate insurance at premium rates that management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Marine Services Segment (GMSL)

Global Marine Services Limited (“GMSL”) is a global offshore engineering company focused on specialist subsea services across three market sectors, namely telecommunications, oil and gas, and offshore power.

Strategy Overview

GMSL is a leading independent operator in the subsea cable installation and maintenance markets. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and is seeking opportunities to grow its installation activities in the three main segments of the market while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. In order to accomplish these goals, GMSL has developed a comprehensive strategy which includes:

•	Developing opportunities in the offshore power market;

•
Diversifying the business by pursuing growth within its three market segments (telecommunications, oil and gas, and offshore power), which it believes will strengthen its quality of earnings and reduce exposure to one particular market segment;

•Retaining and building its leading position in telecommunications maintenance and installation;

•Working to develop convergence of its maintenance services across all three market segments; and

•	Pursuing targeted mergers and acquisitions, joint ventures, partnerships and opportunities to build a larger operating platform that can benefit from increased operating efficiencies.

GMSL has a highly experienced management team with a proven track record and has demonstrated the ability to enter new markets and generate returns for investors. The senior management team has in excess of 70 years combined experience within the telecommunications, oil and gas, and offshore power segments.

Telecommunications: GMSL provides maintenance and installation services to its global telecommunications customers. GMSL has a long, well-established reputation in the telecommunications sector and it believes it is a leading provider of subsea services in the industry. It operates in a mature market and is the largest independent provider in the maintenance segment. GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of up to 60 global telecommunications providers. Typically, GMSL enters into five- to seven-year contracts to provide maintenance to cable systems that are located in specific geographical areas. These contracts provide highly stable, predictable and recurring revenue and earnings. Additionally, GMSL provides installation of cable systems, including route planning, mapping, route engineering, cable-laying, trenching and burial. GMSL’s installation business is project-based, with contracts typically lasting one to five months.

Oil and Gas: GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms, through which it realizes higher margins than in its other segments due to implementation complexity. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems that allow customers to monitor subsea seismic data. The majority of GMSL’s oil and gas business is contracted on a project-by-project basis with major energy producers or Tier I engineering, procurement and construction (“EPC”) contractors.

Offshore Power: GMSL’s former subsidiary Global Marine Energy (“GME”) was established in 2011 as the vehicle for GMSL’s significant offshore power activities, which included installing inter-array power cables for use in offshore wind farms and in the offshore wind market. GME was sold to Prysmian UK Group Ltd. (“Prysmian”) in November 2012 in anticipation of a temporary downturn in the offshore power market and the onerous contracting regime present at the time. As part of this sale, GMSL entered into a non-compete agreement regarding offshore power operations with Prysmian (the “Prysmian Non-Compete Agreement”) but retained certain key personnel and assets to ensure that GMSL maintained its core capabilities and experience in the offshore power sector. Following entry into the Prysmian Non-Compete Agreement, GMSL continued to install offshore power cables on behalf of Prysmian with chartered vessels through June 2014. Following the sale of GME, GMSL remained one of the leading installers of cables in relation to supporting the growth in the offshore power market. GMSL’s track record in these types of projects includes the following:

•70 inter-array cables installed in the Wikinger wind farm, for Prysmian;
•Experimental UK farm, Blythe, for Shell;
•London Array Ltd: inter-array cables for London Array project;
•RWE: 4 export cables for Gwynt y Mor project;
•C-Power: inter-array cables for Thornton Bank project (Belgium);
•Dong Energy: Inter-array cables for Horns Rev project, Denmark (three phases);
•Vattenfall: 3 export cables for Kentish Flats project;
•EON/Shell: power and fiber optic cables for Blythe project; and
•GT1: largest German wind farm to date.

As a result of the expiration of the Prysmian Non-Compete Agreement in November 2015, GMSL has been able to recommence bidding for projects in the high-growth, high-margin offshore power market. Given that renewable energy production is predicted to grow over the next decade, with a substantial proportion of that energy to be harvested offshore, GMSL believes it is well positioned to capitalize on this anticipated growth of the offshore alternative energy market in construction as well as operations and maintenance, with a strong presence in Northern Europe and Asia (especially China). In 2016, GMSL acquired 100% of CWind Limited (“CWind”), a UK-based specialist service provider in the offshore wind farm industry in the UK and northern Europe. GMSL’s management believes the offshore wind farm operations and maintenance sub-sector represents a significant opportunity for GMSL and, through its acquisition of CWind in 2016, GMSL is developing strategies to realize that opportunity.

Services and/or Products

GMSL is a pioneer in the subsea cable industry, having laid the first subsea cable in the 1850s and installed the first transatlantic fiber optic cable (TAT-8) in 1988. Over the last 30 years, GMSL estimates that it has installed approximately 300,000 kilometers of cable, which its management believes represents almost a quarter of all the fiber optic cable on the global seabed today. GMSL is positioned as a global independent market leader in subsea cable installation and maintenance services and derives approximately 50% of its total revenue from long-term, recurring maintenance contracts. GMSL has started a new phase of growth through applying its capabilities to the rapidly expanding offshore power sector into which GMSL re-entered in November 2015 (see “Offshore Power” above), while retaining a leading position in the telecommunications sector. As a result of this growth, GMSL has major offices in the United Kingdom and Singapore, with presence in Bermuda, Canada, China, Indonesia and the Philippines. See “Item IA - Risk Factors - Risks Related to GMSL - GMSL derives a significant amount of its revenues from sales to customers outside of the United States, which poses additional risks, including economic, political and other uncertainties” for a description of risks attendant to such foreign operations.

Fleet Overview

GMSL operates one of the largest specialist cable laying fleets in the world, consisting of seven vessels (five owned, two operated through long-term leases) and 16 vessels operated by its wholly-owned subsidiary, CWind, as of December 31, 2016. In January 2017, a new vessel was purchased, bringing the CWind fleet to a total of 17. The average age of the GMSL fleet (excluding CWind vessels) is 23 years. The average age of the CWind vessels is 3 years. Each vessel is equipped with specialist inspection, burial, and survey equipment. By providing oil and gas, offshore power, and telecommunications installation as well as telecommunications maintenance, GMSL can retain vessels throughout their asset lives by cascading them through different uses as they age, as older vessels can or should only be used to provide specified services. This provides a significant competitive advantage because GMSL can retain vessels for longer and reduce the frequency of capital expenditure requirements with a longer amortization period. GMSL’s fleet is operated by GMSL employees or long-term contractors.

Fleet Details

Vessels	Ownership	Lease Expiry	Age	Flag	Base Port
Maintenance - GMSL
Innovator	DYVI Cableship AS	May-25	20	UK	Portland, UK
Wave Venture	GMSL	N/A	32	UK	Victoria, Canada
Pacific Guardian	GMSL	N/A	32	UK	Curacao
Wave Sentinel	GMSL	N/A	20	UK	Portland, UK
Cable Retriever	ICPL	Jan-23	18	Singapore	Batangas, Philippines

Installation – GMSL
Sovereign	GMSL	N/A	24	UK	Portland, UK
Networker	GMSL	N/A	16	Panama	Batam, Indonesia

Offshore – CWind
Argocat	CWind Limited	N/A	6	UK	Grimsby, UK
Alliance	50% CWind Limited	N/A	5	UK	Grimsby, UK
Endeavour	CWind Limited	N/A	4	UK	Barrow-in-Furness, UK
Adventure	CWind Limited	N/A	4	UK	Fleetwood, UK
Fulmar	CWind Limited	N/A	3	UK	Barrow-in-Furness, UK
Artimus	CWind Limited	N/A	2	UK	Emden, Germany
Buzzard	CWind Limited	N/A	4	UK	Barrow-in-Furness, UK
Challenger	CWind Limited	N/A	4	UK	Ipswich, UK
Resolution	CWind Limited	N/A	3	UK	Fleetwood, UK
Sword	CWind Limited	N/A	2	UK	Emden, Germany
Spirit	CWind Limited	N/A	1	UK	Emden, Germany
Endurance	CWind Limited	N/A	3	UK	Grimsby, UK
Tempest	CWind Limited	N/A	1	UK	Ramsgate, UK
Tornado	CWind Limited	N/A	1	UK	Ramsgate, UK
Typhoon TOW	CWind Limited	N/A	1	UK	Ramsgate, UK
Hurricane TOW	CWind Limited	N/A	1	UK	Ramsgate, UK
CWind Phantom	CWind Limited	N/A	0	UK	Hull, UK

Product Research and Development

Over the years GMSL has provided many important innovations to the subsea cable market. One such innovation was GEOCABLE, GMSL’s proprietary Geographical Information System (GIS), which GMSL believes to be the largest cable database in the market and was developed specifically to meet the needs of the cable industry. GEOCABLE is an important tool for any vendor planning subsea cable installation, and GMSL sells data from GEOCABLE to third-party customers.

In addition to GEOCABLE, GMSL also develops and owns (in a consortium with other industry participants) intellectual property associated with the Universal Joint, a product which easily and effectively links together cables from different manufacturers. The Universal Joint has gained such prevalence in the industry that new fiber optic cables may be certified to meet the specifications of the Universal Joint, which is a service provided by GMSL among others, so that any subsea cable manufacturer can ensure compatibility of its subsea cables with other existing subsea cables as well as with the standardized equipment on cable repair vessels. GMSL benefits from its sales of the Universal Joint, and proceeds from GMSL-sponsored training of jointing skills, but GMSL also enjoys the industry leadership and brand enhancement that come with the creation of an industry leading product.

Intellectual Property

GMSL is not dependent on any specific intellectual property, but it does vigorously protect its interests in its intellectual property and closely monitors industry changes, including with respect to GEOCABLE and Universal Joint.

Customers

GMSL’s customer base is made up primarily of large, established companies. Within the two kinds of services provided by GMSL, maintenance and repair and installation, contract length varies. Maintenance and repair contracts tend to be long-term (5-7 years), with a relatively high level of expected renewal rates, and the customer is typically a consortium of different cable owners such as national, regional and international telecommunication companies and others who have an ownership interest in the subsea cables covered by the maintenance contract. GMSL charges a standing fee for cost of vessels in port plus margin, paid in advance proportionally by each member, and an additional daily call out fee for repairs paid by the specific cable owner(s). All four maintenance vessels are engaged on GMSL’s three current long-term telecommunications maintenance contracts with ACMA (Atlantic Cable Maintenance Agreement), SEAIOCMA (South East Asia and Indian Ocean Cable Maintenance Agreement), and NAZ (North American Zone). Installation contracts tend to be much shorter term (30-150 days), and the counterparty tends to be a single client. Contracts are typically bid for on a fixed-sum basis with an initial upfront payment plus subsequent installments providing working capital support. Due to the added complexity of cable installation as opposed to maintenance, GMSL generally realizes higher margins on its installation contracts in the oil and gas and offshore power sectors. In 2016, GMSL experienced lower margins on its installation contracts as a result of the general downturn in the Oil and Gas market and competitive pressures supporting the aggressive market share expansion of GMSL’s most significant customer and the operations of GMSL’s joint venture with Huawei Marine Networks ("HMN"), Huawei Marine Systems Co. Limited, a turnkey installer of fiber optic cable and telecommunications systems.

Sales and Distributions

In the telecommunications cable market, cable maintenance is most often accomplished by zone maintenance contracts in which a consortium of telecommunications operators or cable owners contract with a maintenance provider like GMSL, over a long-term period of approximately five to seven years. GMSL has three cable maintenance agreements, which are a steady, high-quality source of revenue for GMSL. These maintenance contracts are usually re-awarded to incumbent providers unless there are significant performance issues, which may mean that GMSL will not be required to expend extra capital to retain these contracts, although no assurance can be given that GMSL will be able to renew any specific contract. GMSL constantly has a focused sales plan to build relationships with current and potential customers at regional and corporate offices and readily leverages Huawei Technologies’ large sales organization.

Marketing

GMSL also has a focused sales and marketing plan to create relationships with major participants in the oil and gas industries. In particular, and despite the prevailing low oil price market conditions, GMSL hopes to use its expertise in installing Permanent Reservoir Monitoring ("PRM") systems to forge new contacts with both the end users of PRM services, such as oil majors, and the PRM suppliers themselves. Additionally GMSL is pursuing a strategy of specialization in installing the small power and fiber optic cables that its competitors in the oil and gas and offshore power sectors find unprofitable and lack installation experience in.

Competition

GMSL is one of the few companies that provide subsea cable installation and maintenance services on a worldwide basis. GMSL competes for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. There are a number of industry participants, mainly Asian based, who focus primarily on their countries of origin. Competition for GMSL’s services historically has been based on vessel availability, location of or ability to deploy these vessels and associated subsea equipment, quality of service and price. The relative importance of these factors can vary depending on the customer or specific project as well as also over time based on the prevailing market conditions. The ability to develop, train and retain skilled engineering personnel is also an important competitive factor in GMSL’s markets.

GMSL believes that its ability to provide a wide range of subsea cable installation and maintenance services in the telecommunications, oil and gas and offshore power sectors on a worldwide basis enables it to compete effectively in the industry in which it operates. However, in some cases involving projects that require less sophisticated vessel and subsea equipment, smaller companies may be able to bid for contracts at prices uneconomical to GMSL. In addition, GMSL’s competitors generally have the capability to move their vessels to where GMSL operates from other locations with relative ease, which may impact competition in the markets it serves.

Management and Employees

As of December 31, 2016, GMSL employed 413 people. GMSL’s employees are not formally represented by any labor union or other trade organization, although the majority of the seafarers are members of an established trade union. GMSL considers relations with its employees to be satisfactory and it has never experienced a work stoppage or strike. GMSL regularly uses independent consultants and contractors to perform various professional services in different areas of the business, including in its installation and fleet operations and in certain administrative functions. Dick Fagerstal is a 3% interest holder, chairman and chief executive officer of Global Marine Holdings LLC, the parent holding company of Global Marine Holdings Limited (f/k/a Bridgehouse Marine Limited), and he is the executive chairman of GMSL. Mr. Fagerstal previously served in an executive capacity for companies operating in various industries, including energy, marine services, and their related infrastructure.

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

Insurance Segment (Continental Insurance Group Ltd.)

On December 24, 2015, we completed the acquisitions of United Teacher Associates Insurance Company ("UTA") and CGI (together the "Insurance Companies") for aggregate consideration of approximately $18.6 million. The operations of the Insurance Companies were consolidated into our insurance operating segment, Continental Insurance Group Ltd. (“CIG”).

The Insurance Companies filed applications with the Ohio Department of Insurance (“ODOI”) and the Texas Department of Insurance (“TDOI”) to redomesticate CGI from Ohio to Texas. In conjunction with the redomestication, the Insurance Companies filed a request with the TDOI to merge the two companies (with CGI as the surviving entity), which was approved as of December 31, 2016.

Strategy

CIG currently provides long-term care, life and annuity coverage to approximately 93,000 individuals through CGI. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation.

CIG has a concentrated focus on long-term care insurance and is committed to the continued delivery to its policy and certificate holders of the best-practices services established by our insurance operations to its policy and certificate holders. Through investments in technology, a commitment to attracting, developing and retaining best-in-class insurance professionals, a dedication to continuing process improvements, and a focus on strategic growth, we believe CIG is well equipped to maintain and improve the level of service provided to its customers and assume a leading role in the long-term care industry.

CIG’s plan is to leverage its existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care business. Growth opportunities are expected to come from:

•Future acquisitions of long-term care businesses and/or closed blocks of long-term care policies;
•Reinsurance arrangements; and
•Third party administration arrangements.

Products

Long-Term Care Insurance

CIG's long-term care insurance products pay a benefit that is either a specified daily indemnity amount or reimbursement of actual charges up to a daily maximum for long-term care services provided in the insured’s home or in assisted living or nursing facilities. Benefits begin after a waiting period, usually 90 days or less, and are generally paid for a period of three years, six years, or lifetime.

Substantially all of the in-force long-term care insurance policies were sold after 1995, with all sales then being discontinued in January of 2010. Policies were issued in all states except for New York, with Texas being the largest issue state with over 20% of the business. The existing block of policies includes both individual and group products, but all individuals were individually underwritten. CIG's long-term care insurance products were sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. As part of CIG's strategy for its long-term care insurance business, management has been implementing, and expects to continue to pursue, significant premium rate increases on its blocks of business as actuarially justified. Premium rates vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment yields. CIG develops its assumptions based on its own claims and persistency experience and published industry tables.

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

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new long-term care insurance products, it continues to service and receive net renewal premiums on its in-force block of approximately 93,000 lives.

Employees and Operations

As of December 31, 2016, CIG employed 87 people full-time, the majority of whom are employed on a salaried basis with some on an hourly basis. Besides two remote employees working in California and Indiana, all other employees work out of the home office located in Austin, Texas. CIG considers its relations with its employees to be satisfactory and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Transition Services and Administrative Services Agreement

Upon the purchase of the Insurance Companies on December 24, 2015 a transition services agreement “(the “Transition Services Agreement”) was entered into with the prior owner, Great American Financial Resources (“Great American”) in Cincinnati, Ohio, pursuant to which Great American agreed to continue to perform certain business functions such as IT, finance, investment, and accounting for a period of 12 to 16 months to allow us time to secure the resources needed to take over those duties. IT, finance, investment and accounting roles were filled and/or outsourced in fiscal year 2016, and services being received under the Transition Services Agreement are expected to end on March 31, 2017. Simultaneously, an Administrative Services Agreement (the "Administrative Services Agreement") was entered into with Great American, pursuant to which Great American Life Insurance Company (“GALIC”) agreed to continue to administer the Insurance Companies’ life and annuity businesses for a period of no less than five years.

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

CIG calculates reserves in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which calculations can differ from those specified by the laws of the various states and reported in the statutory financial statements. These differences result from the use of mortality and morbidity tables and interest assumptions which CIG believes are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

The assumptions CIG uses to calculate its reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is more favorable than our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include claim incidence rates, claim resolution rates, mortality and morbidity rates, policy persistency, interest rates, crediting spreads, and premium rate increases. CIG periodically reviews its experience and updates its policy reserves and reserves for all claims incurred, as it believes appropriate.

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

For further discussion of reserves, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 2. Summary of Significant Accounting Policies, of the "Notes to Consolidated Financial Statements".

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

Under the Transition Services Agreement, American Money Management, a subsidiary of American Financial Group, has agreed to continue to perform investment management services related to the Insurance Company for a period of 12 to 16 months.

The Company filed an Investment Management Agreement Form D application with the TDOI to appoint CIG, an affiliate, as investment manager effective January 1, 2017. The TDOI issued a “no action” letter dated December 19, 2016 with regard to the Form D application.

Regulation

The Company’s insurance company subsidiary is subject to regulations in the jurisdictions where it does business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. The Dodd-Frank Act requires the promulgation of regulations for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. We cannot predict the extent to which the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact the Company’s operations.

Most states have created insurance guaranty associations that assess solvent insurers to pay claims of insurance companies that become insolvent. Financial impact of annual guaranty assessments for CGI has not been material.

Competition

CIG competes with financial services firms with respect to the acquisition of insurance companies and/or blocks of insurance businesses through merger, stock purchase, or reinsurance transactions or otherwise.

Telecommunications Segment (PTGI-International Carrier Services, Inc.)

Services and Customers

The PTGi-International Carrier Services, Inc. ("ICS") business unit provides customers with internet-based protocol and time-division multiplexing (TDM) access and transport of long-distance voice minutes.

Competition

ICS competes for the business of other telecommunications carriers and resellers on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long-distance voice minutes are generated by connecting one telecommunications operator to another and charging a fee to do so.

Network

General: ICS operates a global telecommunications network consisting of international gateway and domestic switching and related peripheral equipment, and carrier-grade routers and switches for Internet and circuit-based services. To ensure high-quality communications services, ICS’s network employs digital switching and fiber optic technologies, incorporates the use of Voice over Internet Protocol protocols and SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Switching Systems: ICS’s network makes use of a carrier-grade international gateway and domestic switch system, Internet routers and media gateways in the U.S with points of presence throughout the world via third party interconnections.

Foreign Carrier Agreements: In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (“PTTs”) is limited, ICS has entered into foreign carrier agreements with PTTs or other service providers that permit us to provide traffic into, and receive return traffic from, these countries.

Network Management and Control: ICS owns and operates network management systems in Herndon, Virginia which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. Additional network monitoring, network management, and traffic management services are supported from our contingent Network Management Center located in Guatemala City, Guatemala. The network management control centers are constantly online.

Sales and Marketing

ICS markets its services through a variety of sales channels, as summarized below:

•
Trade Shows: ICS attends industry trade shows around the globe throughout the year. At each trade show ICS markets to both existing and potential new customers through prearranged meetings, social gatherings and networking; and

•	Business Development: A world class sales team focuses on developing ICS’s business potential around the globe through ongoing communication and face-to-face meetings.

Management Information and Billing Systems

ICS operates management information, network and customer billing systems supporting the functions of network and traffic management, customer service and customer billing. For financial reporting, ICS consolidates information from each of our markets into a single database.

ICS believes that its financial reporting and billing systems are generally adequate to meet its business needs. However, in the future, ICS may determine that it needs to invest additional capital to purchase hardware and software, license more specialized software and increase its capacity.

Government Regulation

ICS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on it; (2) domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on it.

Regulation of the telecommunications industry continues to change rapidly in many jurisdictions. Privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that continuing deregulation with respect to portions of the telecommunications industry will create opportunities for firms such as us, there can be no assurance that deregulation and changes in regulation will be implemented in a manner that would benefit ICS.

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2016 are described below:

United States: In the United States, ICS's services are subject to the provisions of the Communications Act of 1934, as amended (the “Communications Act”), and other federal laws, the Federal Communications Commission (“FCC”) regulations, and the applicable laws and regulations of the various states.

 ICS's interstate telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the Communications Act and the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on ICS for violations of regulatory requirements.

International Service Regulation: The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries, ICS provides such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. ICS has obtained the authorizations required to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect ICS's international business. FCC rules permit non-dominant carriers such as ICS to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services.

On November 29, 2012, the FCC released an order removing the requirement for facilities-based U.S. carriers, like ICS, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on all remaining U.S.-international routes with the exception of Cuba, thereby allowing carriers to negotiate market-based arrangements on those routes. The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information about any above-benchmark settlement rates to the FCC on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. ICS may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but ICS may also face greater price competition from other international service carriers. On November 9, 2015, the FCC issued a Public Notice indicating that it has begun the process of including Cuba within the liberalized settlements policy established in 2012. In January 2016 the FCC’s International Bureau removed Cuba from the “exclusion list” applicable to international Section 214 authorizations, which is intended to facilitate the provision of facilities-based competition between the United States and Cuba. In February 2016, the FCC formally proposed to remove certain non-discrimination requirements for traffic along the US-Cuba route. We cannot predict the actions the FCC will take in the future or their potential effect on international termination rates, costs, or revenues.

Domestic Service Regulation. With respect to ICS's domestic U.S. telecommunications services, ICS is considered a non-dominant interstate carrier subject to regulation by the FCC. FCC rules provide ICS significant authority to initiate or expand its domestic interstate operations, but ICS is required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. ICS is also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules. Among other regulations, ICS is subject to the Communications Assistance for Law Enforcement Act (“CALEA”) and associated FCC regulations which require telecommunications carriers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance.

 On November 8, 2013, the FCC released an order related to the completion of calls to rural areas. The order applies recordkeeping, retention and reporting obligations to certain providers of retail long-distance voice service. The rules require those providers to collect and retain information on long-distance call attempts such as, but not limited to, the called number, the date and time of the call, and the use of an intermediate provider. The order also prohibits false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). While ICS is not directly subject to these rules, ICS may function as an intermediate provider within the meaning of these rules, which may require ICS to provide information to its customers regarding calls that it carries on their behalf. We do not expect the costs of providing that information to be material.

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund (“USF”). Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions. If the FCC or the USF Administrator were to determine that the USF reporting for the Company, including ICS, is not accurate or in compliance with FCC rules, ICS could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF contribution mechanisms and the services considered when calculating the contribution. ICS cannot predict the outcome of these proceedings or their potential effect on our contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that ICS offers but that are not currently assessed USF contributions.

FCC rules require providers that originate interstate or intrastate traffic on or destined for the public switched telephone network ("PSTN") to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers, such as ICS, must pass calling party number (“CPN”) or charge number (“CN”) signaling information they receive from other providers unaltered, to subsequent providers in the call path. While ICS believes that it is in compliance with this rule, to the extent that it passes traffic that does not have appropriate CPN or CN information, ICS could be subject to fines, cease and desist orders, or other penalties.

Energy Segment (American Natural Gas)

American Natural Gas (“ANG”) is a premier retailer of compressed natural gas (“CNG”) that designs, builds, owns, operates and maintains natural gas fueling stations for the transportation industry. ANG’s principal business is supplying CNG for light-, medium- and heavy-duty vehicles.

ANG focuses its efforts on customers in a variety of markets, including heavy-duty trucking, airports, refuse, industrial, institutional energy users and government fleets. ANG seeks to retain its customers by offering state-of-the-art fueling stations with exemplary service levels.

Market for Natural Gas as an Alternative Fuel for Vehicles

As of December 31, 2016, the U.S. Department of Energy estimates that there were approximately 1,712 CNG fueling stations in the United States and over 150,000 natural gas vehicles on American roads, including 39,500 heavy-duty vehicles (such as tractors, refuse trucks and buses), 25,800 medium-duty vehicles (such as delivery vans and shuttles) and 87,000 light-duty vehicles (such as passenger cars, sport utility vehicles, trucks and vans).

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

Benefits of Natural Gas Fuel

Domestic and Plentiful Supply: Technological advances in natural gas drilling and production have unlocked vast natural gas reserves. The U.S. is now the number one producer of natural gas in the world, with proven, abundant and growing reserves of natural gas.

Less Expensive: Due to the abundance of natural gas, the cost of natural gas in the U.S. is less than the cost of crude oil, on an energy equivalent basis.

 ANG believes that natural gas used as a transportation fuel will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the commodity (natural gas) makes up a smaller portion of the cost of a gasoline gallon equivalent (GGE) of CNG relative to the commodity portion of the cost of gallon of diesel or gasoline, the price of CNG is less sensitive to increases in the underlying commodity cost.

Cleaner: Natural gas contains less carbon than any other fossil fuel and thus, produces fewer carbon dioxide emissions when burned. The California Air Resources Board (CARB) has concluded that a CNG fueled vehicle emits 20 to 29 percent fewer greenhouse gas ("GHG") emissions than a comparable gasoline or diesel-fueled vehicle on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce at least 13 to 21 percent fewer GHG emissions than comparable gasoline and diesel-fueled vehicles. In addition, ANG is working towards supplying its stations with renewable natural gas ("RNG"), which offers 115% fewer greenhouse gasses over diesel.

Safer: As reported by NGV America, CNG is relatively safer than gasoline and diesel because it dissipates into the air when spilled or in the event of a vehicle accident. When released, CNG is less combustible than gasoline or diesel as it ignites only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. In addition, CNG is stored in above ground tanks, thus reducing the risk of soil or groundwater contamination. Currently, over 150,000 vehicles in the U.S. and 15.2 million worldwide, fuel safely with natural gas.

Natural Gas Vehicles

Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel powered vehicles. A natural gas vehicle uses sealed storage cylinders to hold CNG, specially designed fuel lines to deliver natural gas to the engine, and an engine tuned to run on natural gas. Natural gas fuels have higher octane content than gasoline or diesel, and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel powered vehicles of the same weight and engine class. Natural gas vehicles running on CNG are refueled using a hose and nozzle to create an airtight seal with the gas tank. For heavy-duty vehicles, spark ignited natural gas vehicles have proven to operate more quietly than diesel powered vehicles. Natural gas vehicles typically cost more than gasoline or diesel powered vehicles, primarily due to the higher cost of the storage systems that hold the CNG.

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

Products and Services

CNG Sales: ANG sells CNG through fueling stations located on properties owned or leased by ANG. At these CNG fueling stations, ANG procures natural gas from local utilities or third-party marketers under standard, floating-rate or locked-in rate arrangements and then compresses and dispenses it into customers vehicles. ANG's CNG fueling station sales are made primarily through contracts with customers. Under these contracts, pricing is principally determined on a cost-plus basis, which is calculated by adding a margin to the utility price for natural gas. As a result, CNG total sales revenues increase or decrease as a result of an increase or decrease in the price of natural gas. The balance of ANG’s CNG fueling station sales are public sales based on prevailing market conditions.

O&M Services: ANG performs operate and maintain (“O&M”) services for CNG stations that are owned by their customers. For these services, ANG generally charges either a monthly or per-GGE fee or time and material fee based on the volume of CNG dispensed at the station and the customers' goals and objectives.

Site Development: ANG builds state-of-the-art fueling stations, either serving as general contractor or supervising qualified third-party contractors, for themselves or their customers. ANG has also acquired existing stations (that ANG did not build) from third parties. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks.

Twenty-seven of ANG’s 34 fueling stations (excluding seven stations currently under development) have separate public access areas for retail customers. The fill rate at each of the public stations has comparable dispensing rates equivalent to traditional gasoline and diesel fueling stations.

Sales and Marketing

ANG focuses its sales and marketing efforts within the continental United States and targets such efforts primarily through direct sales. ANG’s sales and marketing group stays informed of proposed and newly adopted regulations in order to provide education on the value of natural gas as a vehicle fuel to current and potential customers.

Key Markets and Customers

ANG targets customers in a variety of markets, such as trucking, airports, refuse, public transit and food and beverage distributors. In 2016, approximately 86% of ANG’s revenues from CNG sales came from customers with multi-year contracts based on committed fueling volumes.

Trucking and Food and Beverage Distributors: ANG believes that heavy-duty trucking represents one of the greatest opportunities for natural gas to be used as a vehicle fuel in the United States. Fleets with high-mileage trucks consume significant amounts of fuel and can benefit from the lower cost of natural gas. A number of shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight.

Refuse Haulers: According to INFORM, there were previously reported to be 179,000 waste collection, waste transfer and recycling vehicles on U.S. roads today - 91% of them diesel-fueled and most of them old. Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers demands for reduced emissions and quieter performance. ANG serves several large independent waste haulers in the northeast. ANG believes that refuse companies are ideal customers as they can be served by centralized fueling infrastructure supported by a consistent monthly volume of fuel.

Corporate Information; Acquisitions and Divestitures

ANG was originally formed in 2011. In August 2014, HC2 acquired a 51% interest in ANG. In October 2014, ANG acquired Northville Natural Gas, which owned three stations in Indiana. In May 2016 ANG acquired Southwestern Energy NGV Services, LLC, which included two stations in Arkansas. In September 2016 ANG purchased the assets of American CNG, Inc. and K&K SWD #1, LLC, which was comprised of one station in Arkansas. In December 2016 ANG acquired Questar Fueling Company and Constellation CNG, LLC. These acquisitions further expanded ANG’s network by adding 17 stations in Arizona, California, Utah, Colorado, Texas, Kansas, Indiana and Ohio.

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

Competition

The market for vehicle fuels is highly competitive. The biggest competition for CNG is gasoline and diesel, as the vast majority of vehicles in the United States are powered by gasoline and diesel. Many of the producers and sellers of gasoline and diesel fuels are large entities that have significantly greater resources than ANG possesses. ANG also competes with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage.

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

Government Regulation and Environmental Matters

Certain aspects of ANG’s operations are subject to regulation under federal, state, local and foreign laws. If ANG were to violate these laws or if the laws were to change, it could have a material adverse effect on ANG’s business, financial condition and results of operations. Regulations that significantly affect ANG’s operations are described below.

CNG Stations: To construct a CNG fueling station, ANG must satisfy permitting and other requirements and either ANG or a third-party contractor must be licensed as a general engineering contractor. Each CNG fueling station must be constructed in accordance with federal, state, NFPA-52 and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste and hazardous materials. ANG is also required to register with certain state agencies as a retailer/wholesaler of CNG.

ANG believes it is in material compliance with environmental laws and regulations and other known regulatory requirements. Compliance with these regulations has not had a material effect on ANG’s capital expenditures, earnings or competitive position; however, new laws or regulations or amendments to existing laws or regulations to make them more stringent, such as more rigorous air emissions requirements, proposals to make waste materials subject to more stringent and costly handling, disposal and clean-up requirements or regulations of greenhouse gas emissions, could require ANG to undertake significant capital expenditures in the future.

Life Sciences Segment (Pansend Life Sciences, LLC )

Pansend Life Sciences, LLC ("Pansend") focuses on the development of innovative technologies and products in the healthcare industry. As of December 31, 2016, Pansend has invested in the following five companies:

•
BeneVir Biopharm, Inc. ("BeneVir"), a development stage company focused on the development of a patent-protected oncolytic virus, BV-2711, for the treatment of solid cancer tumors. BeneVir’s pre-clinical pipeline consists of oncolytic viruses delivered locally or systemically. Once inside tumors, the viruses are designed to selectively destroy cancer cells, evade elimination by the immune system, and activate multiple classes of anti-tumor immune cells. This multi-mechanistic approach builds upon key elements of both oncolytic virus and immune-checkpoint inhibitor approaches to cancer treatment and is designed to block the major methods that tumors use to subvert the immune system. BeneVir holds an exclusive worldwide license for BV-2711, a patent-protected novel compound;

•
R2 Dermatology, Incorporated ("R2"), a company developing medical devices for the treatment of aesthetic and medical skin conditions. On October 5, 2016, R2 received notification from the United States Food and Drug Administration of market clearance of R2's initial device, the R2 Dermal Cooling System. The R2 Dermal Cooling System is a cryosurgical instrument intended for use in dermatologic procedures for the treatment of benign lesions of the skin utilizes exclusive licensing rights to a novel technology developed at Massachusetts General Hospital and Harvard Medical School;

•
Genovel Orthopedics, Inc. ("Genovel"), a company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patent-protected technology invented at New York University School of Medicine;

•
MediBeacon, Inc. ("MediBeacon"), a company developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. This system (known as the MediBeacon Optical Renal Function Monitor system) uses an optical skin sensor combined with a proprietary agent that glows in the presence of light. It will be the first and only, non-invasive system to enable real-time, direct monitoring of renal function at point-of-care. On June 8, 2016, MediBeacon announced the completion of the acquisition of Mannheim Pharma & Diagnostics, a life science company based in Mannheim, Germany. Recently, MediBeacon announced a collaborative research project with scientists at Washington University School of Medicine in St. Louis, Missouri in a research project aimed at improving the understanding of childhood malnutrition and its related problems, including stunted growth. The work is funded by a Grand Challenges Explorations Phase II grant from the Bill & Melinda Gates Foundation to Washington University. It is a follow-up grant to work carried out through a Phase I Grand Challenges Explorations Award made in 2014. MediBeacon was also recently the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye. The focus of the NIH-supported project is to determine if a specific proprietary MediBeacon tracer agent when administered has the potential to provide additional clinical value versus the existing standard of care; and

•	Triple Ring Technologies, a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Other Businesses and Investments

Other is HC2’s segment which is made up of controlling interests in DMi. which owns licenses to create and distribute NASCAR® video games, and NerVve, which provides analytics on broadcast TV, digital and social media online platforms. NerVve is an information technology ("IT") company that has developed the unique capability to search an hour of video in less than five seconds.  NerVve’s core technology utilizes a search-by-example methodology to automatically search massive amounts of video and image data for objects of interest.

In addition, Other includes non-controlling interests in various investments.

See Note 21. Operating Segment and Related Information for additional detail regarding our operating segments and financial information by geographic area.

Legal and Environmental Regulation

Our operations and properties, including those of DBMG and GMSL, are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those concerning emissions into the air, discharge into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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

Corporate Information

HC2, a Delaware corporation was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The information on our website is not a part of this Annual Report on Form 10-K.

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

Risks Related to Our Businesses

HC2 is a holding company and its only material assets are its equity interests in its operating subsidiaries and its other investments. As a result, HC2’s principal source of revenue and cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to HC2.

As a holding company, HC2's only material assets are its cash on hand, the equity interests in its subsidiaries and other investments. As of December 31, 2016, we had $21.7 million in cash and cash equivalents at the corporate level at HC2.

HC2’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $307 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the 11.0% Notes”) and $35 million of 11.0% Bridge Note outstanding, and to finance future acquisitions is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to HC2. HC2’s subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by HC2, they have no obligation to make any funds available to HC2, whether in the form of loans, dividends, distributions or otherwise. The ability of HC2’s subsidiaries to distribute cash to it will also be subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, each of DBMG and GMSL are borrowers under credit facilities that restrict their ability to make distributions or loans to HC2, Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to HC2. DBMG has a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), dated as of August 14, 2013 (the “DBMG Facility”), that allows dividends to be paid to DBMG shareholders up to four times a year, subject to the following conditions: (a) the consent of Wells Fargo, which is the DBMG Facility lender (which consent shall not be unreasonably withheld); (b) maintenance of a fixed charge coverage ratio of 1.20 to 1; (c) a minimum excess availability under the DBMG Facility of $10 million before and after the payment of a dividend and (d) DBMG not being in default under the DBMG Facility at the time of the dividend payment. For additional information, See “Management’s Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources.”

Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of HC2’s subsidiaries to distribute dividends or other payments to HC2 could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited. In addition, if HC2 depends on distributions and loans from its subsidiaries to make payments on its debt, and if such subsidiaries were unable to distribute or loan money to HC2, HC2 could default on its debt, which would permit the holders to accelerate the maturity of the debt and other debt of ours with cross-default or cross-acceleration provisions.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under the 11.0% Notes, the 11.0% Bridge Note (as defined), the DBMG Facility, the ANG Facilities (as defined), the GMSL Facility (as defined) and the CWind Facility (as defined), as well as the obligations with respect to (i) 30,000 shares of Series A Preferred Stock issued on May 29, 2014 (of which 14,364 shares have been converted into common stock as of December 31, 2016), (ii) 11,000 shares of Series A-1 Preferred Stock issued on September 22, 2014 (of which 10,000 shares have been converted into common stock as of December 31, 2016), and (iii) 14,000 shares of Series A-2 Preferred Stock (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”) issued on January 5, 2015, each of which is governed by a certificate of designation forming a part of HC2’s Certificate of Incorporation (collectively, the “Certificates of Designation”), could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and Preferred Stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13. Long-term Obligations to the Consolidated Financial Statements.”

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or make mandatory redemption payments with respect to the Preferred Stock, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness or redeem the Preferred Stock, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness or redeem the Preferred Stock will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt or financings related to the redemption of our Preferred Stock could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our Preferred Stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

The agreements governing our indebtedness and Certificate of Designations for the Preferred Stock contain various covenants that limit our discretion in the operation of our business and/or require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

The agreements governing our indebtedness and Preferred Stock, including the 11.0% Notes Indenture, the DBMG Facility, the CWind Facility, the ANG Facilities, as well as the Certificates of Designation with respect to the Preferred Stock, contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our businesses.

The indenture governing the 11.0% Notes dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11.0% Notes Indenture”) and the 11.0% Senior Secured Bridge Note due 2019 (the “11.0% Bridge Note”), which was repaid in January 2017, contain various covenants, including those that restrict our ability to, among other things:

•incur liens on our property, assets and revenue;
•borrow money, and guarantee or provide other support for the indebtedness of third parties;
•redeem or repurchase our capital stock;
•prepay, redeem or repurchase certain of our indebtedness, including our Preferred Stock;
•enter into certain change of control transactions;
•make investments in entities that we do not control, including joint ventures;

•	enter into certain asset sale transactions, including divestiture of certain Company assets and divestiture of capital stock of wholly-owned subsidiaries;
•enter into certain transactions with affiliates;
•enter into secured financing arrangements; and
•enter into sale and leaseback transactions.

The debt facilities at our subsidiaries contain similar covenants applicable to each respective subsidiary. These covenants may limit our ability to effectively operate our businesses. The DBMG has an indemnity agreement with its surety bond provider that also contains covenants on retention of capital and working capital requirements for DBMG, which may limit the amount of dividends DBMG can make to its shareholders.

In addition, the 11.0% Notes Indenture requires that we meet certain financial tests, including a collateral coverage ratio and minimum liquidity test. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.

Any failure to comply with the restrictions in the agreements governing our indentures, or any agreement governing other indebtedness we could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. If any of these risks were to occur, our business and operations could be materially and adversely affected.

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

We have a significant amount of indebtedness and Preferred Stock. As of December 31, 2016, our total outstanding indebtedness was $428.5 million and the accrued value of our Preferred Stock was $29.5 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. In addition, in February 2017 we incurred an additional $55 million of indebtedness under the 11.0% Notes Indenture (of which $35 million was used to refinance the 11.0% Bridge Note, with the remainder used for working capital and general corporate purposes). This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•increased vulnerability to general adverse economic and industry conditions;

•	higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;

•
our 11.0% Notes and the 11.0% Bridge Note are secured by substantially all of HC2’s assets and those of certain of HC2’s subsidiaries that have guaranteed the 11.0% Notes and the 11.0% Bridge Note, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;

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

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt and fewer other outstanding obligations.

In addition, it is possible that we may need to incur additional indebtedness or enter into additional financing arrangements in the future in the ordinary course of business. The terms of the 11.0% Notes Indenture, the 11.0% Bridge Note and our subsidiaries other financing arrangements allow us to incur additional debt and issue additional shares of preferred stock, subject to certain limitations. If additional indebtedness is incurred or equity is issued, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized a net loss attributable to HC2 of $94.5 million in 2016 and a net loss of $35.6 million in 2015 and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $79.1 million in 2016, ($27.9) million in 2015 and $5.7 million in 2014.

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

We may not be able to attract new personnel, including management and technical and sales personnel, necessary for future growth or to replace lost personnel. In particular, the activities of some of our operating subsidiaries, such as the insurance companies, GMSL and CGI, require personnel with highly specialized skills. Competition for the best personnel in our businesses can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract qualified personnel.

We have restated certain of our prior period financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and loss of investor confidence.

In March 2016, we restated our financial statements for the fiscal year ended December 31, 2014, and the fiscal quarters ended June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. The determination to restate these audited consolidated financial statements for fiscal year 2014 and the unaudited interim condensed consolidated financial statements was made by our Audit Committee upon management’s recommendation following the identification of errors related to our recording of a bargain purchase gain associated with the acquisition of ANG and the treatment of transaction costs and the calculation of the net operating loss limit following an Internal Revenue Code Section 382 ownership change in May 2014, as well as the consideration of other known out-of-period errors that had been waived in 2014.

The fact that we have restated our prior consolidated financial statements may subject us to shareholder or other litigation and lead to a loss of investor confidence.

We may identify a material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2016 and 2015, management concluded that our internal control over financial reporting was effective.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

Fluctuations in the exchange rate of the U.S. dollar and in foreign currencies may adversely impact our results of operations and financial condition.

We conduct various operations outside the United States, primarily in the United Kingdom. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

•re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities;

•	translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars, our functional currency, upon consolidation; and

•	planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

Material modifications of U.S. laws and regulations and existing trade agreements by the new U.S. Presidential Administration could adversely affect our business, financial condition and results of operations.

There may be significant changes in U.S. laws and regulations and existing international trade agreements, including the North American Free Trade Agreement and the Trans-Pacific Partnership, by the new Presidential Administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what the new U.S. Presidential Administration will do, if anything, with respect to existing laws, regulations or trade agreements. If the new Presidential Administration materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition and results of operations could be adversely affected.

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

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all or that the terms of our existing financings will not limit our ability to do so. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to DBMG, GMSL, ANG, ICS and the Insurance Company.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a diversified holding company that owns interests in a number of different businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on

us. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

We will increase our size in the future, and may experience difficulties in managing growth.

We have adopted a business strategy that contemplates that we will expand our operations, including future acquisitions or other business opportunities, and as a result we are required to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our information technology systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We may not be able to fully utilize our net operating loss and other tax carryforwards.

Our ability to utilize our NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

In 2014, substantial acquisitions of our common stock were reported by new beneficial owners on Schedule 13D filings made with the SEC, and we issued shares of our Preferred Stock, which are convertible into a substantial number of shares of our common stock. During the second quarter of 2014, we completed a Section 382 review. The conclusions of this review indicated that an ownership change had occurred as of May 29, 2014. Our annual Section 382 base limit following the ownership change is estimated to be $2.3 million per year as of December 31, 2016 on $46.1 million of pre-change NOL carryforwards.

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

In the course of their other business activities, certain of our current and future directors and officers may become aware of business and acquisition opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Such directors and officers are not required to and may therefore not present otherwise attractive business or acquisition opportunities to us.

Certain of our current and future directors and officers may become aware of business and acquisition opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those directors’ and officers’ affiliations with other entities, they may have obligations to present potential business and acquisition opportunities to those entities, which could cause conflicts of interest. Moreover, as permitted by Delaware law, our Certificate of Incorporation contains a provision that renounces our expectation to certain corporate opportunities that are presented to our current and future directors that serve in capacities with other entities. Accordingly, our directors and officers may not present otherwise attractive business or acquisition opportunities to us.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Many major economies worldwide entered significant economic recessions in recent times and continue to experience economic weakness, with the potential for another economic downturn to occur. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence and demand, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

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

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•political conditions and events, including embargo;
•restrictive actions by U.S. and foreign governments;
•the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;
•adverse tax consequences;
•limitations on repatriation of earnings and cash;
•currency exchange controls and import/export quotas;
•nationalization, expropriation, asset seizure, blockades and blacklisting;
•limitations in the availability, amount or terms of insurance coverage;
•loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;
•outbreaks of pandemic diseases or fear of such outbreaks;

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

•labor strikes and shortages;
•changes in general economic and political conditions;
•adverse changes in foreign laws or regulatory requirements; and
•different liability standards and legal systems that may be less developed and less predictable than those in the United States.

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

The Company has compliance policies in place for its employees with respect to FCPA, OFAC, the Bribery Act and similar laws. Our operating subsidiaries also have relevant compliance policies in place for their employees, which are tailored to their operations. However, there can be no assurance that our employees, consultants or agents, or those of our subsidiaries or investees, will not engage in conduct for which we may be held responsible. Violations of the FCPA, the Bribery Act, the rules and regulations established by OFAC and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could materially adversely affect our business, financial condition or results of operations.
Furthermore, significant developments stemming from the recent U.S. presidential election could have a material adverse effect on us. The new U.S. presidential administration has expressed antipathy towards existing trade agreements, like NAFTA, and proposed trade agreements, like TPP, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

We may be required to expend substantial sums in order to bring the companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to attest to, and report on the internal control over financial reporting, for these companies. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the companies we acquire. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We face certain risks associated with the acquisition or disposition of businesses and lack of control over investments in associates.

In pursuing our corporate strategy, we may acquire, dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions.

We may face delays in completing acquisitions, including in acquiring full ownership of our operating companies. For example, while we intend to complete the short form merger of DBMG to acquire 8% of DBMG that we do not already own, the timing of such merger is uncertain and we cannot assure you that we will complete such merger in the near term or at all.

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

In addition, we may not be able to integrate acquisitions successfully and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•the difficulty of integrating acquired products, services or operations;

•difficulties in maintaining uniform standards, controls, procedures and policies;
•the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

•	the effect of and potential expenses under the labor, environmental and other laws and regulations of various jurisdictions to which the business acquired is subject.

We also own a minority interest in a number of entities, such as DTV America Corporation, Inseego Corp. (“Inseego”, f/k/a Novatel Wireless, Inc.), MediBeacon and Triple Ring Technologies, Inc., over which we do not exercise or have only limited management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future, which may increase our indebtedness or reduce the amount of our available cash and could adversely affect our financial condition, results of operations and liquidity.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transactions we complete in the future. These costs may increase our indebtedness or reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. Once an acquisition is consummated, we may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions, including our acquisition of GMSL and CGI, DBMG’s acquisition of the Detailing and Building Information Modeling management businesses of PDC and BDS, and GMSL’s acquisition of CWind, in fiscal quarters subsequent to the quarter in which such investments and acquisitions were consummated.

Our development stage companies may never produce revenues or income.

We have made investments in and own a majority stake in or a number of development stage companies, primarily in our Life Sciences segment. Each of these companies is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on their financial and personnel resources, lack of established credit, the need to establish meaningful and beneficial vendor and customer relationships and uncertainties regarding product development and future revenues. We anticipate that many of these companies will continue to incur substantial additional operating losses for at least the next several years and expect their losses to increase as research and development efforts expand. There can be no assurance as to when or whether any of these companies will be able to develop significant sources of revenue or that its operations will become profitable, even any of them is able to commercialize any products. As a result, we may not realize any returns on our investments in these companies.

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

We have, indirectly through our subsidiaries, formed joint ventures, and may in the future engage in similar joint ventures with third parties. For example, GMSL operates various joint ventures outside of the United States. In such circumstances, we may not be in a position to exercise significant decision-making authority if we do not own a substantial majority of the equity interests of such joint venture or otherwise have contractual rights entitling us to exercise such authority. These ventures may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of management’s time and effort away from our businesses. We may also, in certain circumstances, be liable for the actions of our third-party partners.

There may be tax consequences associated with our acquisition, investment, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions of or investments in, holding, receiving payments from, operating or disposing of target companies and assets. Our decision to make a particular acquisition, sell a particular asset or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result thereof. We remain liable for certain tax obligations of certain disposed companies, and we may be required to make material payments in connection therewith.

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

For instance, our Insurance segment and certain of our other businesses retain confidential information in their computer systems, and rely on sophisticated commercial technologies to maintain the security of those systems. Despite the implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. Anyone who is able to circumvent these security measures and penetrate our and our subsidiaries’ computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of our Insurance segment’s computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage our Insurance segment’s reputation in the marketplace, subject our Insurance segment to significant civil and criminal liability, and require our Insurance segment to incur significant technical, legal, and other expenses.
We and our subsidiaries rely on trademark, copyright, trade secret, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our ability to generate revenue and our competitive position may be harmed.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and pending U.S. patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, some of our operating subsidiaries may use trademarks which have not been registered and may be more difficult to protect.

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

A disaster, such as a natural or man-made catastrophe, terrorist acts, industrial accidents, a blackout, a computer virus, a terrorist attack or war, could materially adversely affect our operations and results. In addition, our operations may be suspended or our computer systems may be inaccessible to our employees, customers, or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our facilities, data or systems are disabled or destroyed.

The United Kingdom’s impending departure from the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The Company’s Marine Services and Telecommunications segments' operations in the United Kingdom contributed 9.4% and 17.4% of our net revenues for the year ended December 31, 2016, respectively. The effects of Brexit will depend on the agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

We may issue additional shares of common stock or preferred stock, which could dilute the interests of our stockholders and present other risks.

Our certificate of incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of up to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2016, HC2 has 41,811,288 shares of its common stock issued and outstanding, and 29,808 shares of Preferred Stock issued and outstanding. However, the Certificate of Incorporation authorizes our board of directors (the “HC2 Board of Directors”) to, from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of Preferred Stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

•	entitle our existing holders of Preferred Stock to purchase a portion of such issuance to maintain their ownership percentage, subject to certain exceptions;

•	call for us to make dividend or other payments not available to the holders of our common stock; and

•	cause a change in control of our company if a substantial number of shares of our common stock are issued and/or if additional shares of preferred stock having substantial voting rights are issued.

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

As of December 31, 2016, the holders of our outstanding Preferred Stock had certain rights to convert their Preferred Stock into an aggregate amount of 5,559,692 shares of our common stock.

Pursuant to a second amended and restated registration rights agreement, dated January 5, 2015, entered into in connection with the issuance of the Preferred Stock (the “Registration Rights Agreement”), we have granted registration rights to the purchasers of our Preferred Stock and certain of their transferees with respect to HC2 common stock held by them and common stock underlying the Preferred Stock. This Registration Rights Agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of our common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

Future sales of substantial amounts of our common stock into the public market whether by holders of the Preferred Stock, by other holders of substantial amounts of our common stock or by us or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•actual or anticipated fluctuations in our results of operations and the performance of our competitors;
•reaction of the market to our announcement of any future acquisitions or investments;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in general economic conditions; and
•actions of our equity investors, including sales of our common stock by significant shareholders.

Risks Related to American Natural Gas

Automobile and engine manufacturers currently produce few originally manufactured natural gas vehicles and engines for the markets in which ANG participates, which may adversely impact the adoption of CNG as a vehicle fuel.

Limited availability of natural gas vehicles and engine sizes of such vehicles restricts their wide scale introduction and narrows ANG’s potential customer base. This, in turn, has a limiting effect on the results of operations. Due to the limited supply of natural gas vehicles, ANG’s ability to promote certain of the services contemplated by ANG’s business plan may be restricted, even if there is demand.

ANG faces intense competition from oil and gas companies, retail fuel providers, industrial gas companies, natural gas utilities, and other organizations that have far greater resources and brand awareness than ANG has.

A significant number of established businesses, including oil and gas companies, natural gas utilities, industrial gas companies, station owners and other organizations have entered, or are planning to enter, the natural gas fuels market. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than ANG has. Natural gas utilities continue to own and operate natural gas fueling stations. Utilities in Michigan, Illinois, New Jersey, North Carolina and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. ANG expects competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. ANG’s failure to compete successfully would adversely affect ANG’s business and financial results, even if ANG is successful in implementing its business plan.

The infrastructure to support gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle fuels.

Gasoline and diesel fueling stations and service infrastructure are widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States, they will require a promotional and educational effort and the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, as well as government and clean air groups. In addition, ANG may face resistance from oil companies and other vehicle fuel companies.

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

Risks Related to the Insurance Segment

Our acquisitions of the Insurance Companies are subject to certain post-closing adjustments.

In December 2015, pursuant to the SPA between us, Great American Financial Resources, Inc. ("GAFRI") and Continental General Corp. (“CGC,” and together with Great American, the “Seller Parties”), we purchased all of the issued and outstanding shares of common stock of UTA and CGI, as well as all assets owned by the Seller Parties or their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. On December 31, 2016, UTA merged into and with CGI, with CGI being the survivor (“Merger”).

Pursuant to the purchase agreement, the Company also agreed to pay to the Seller Parties, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13.0 million. The balance is calculated based on the annual fluctuation of the statutory cash flow testing and premium deficiency reserves following each of the Insurance Companies' filings with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. The Company did not set up a contingent liability at acquisition primarily due to the following factors: (i) reduced confidence that treasury rates will increase to historical averages over the near term; (ii) uncertainty around future operating expenses historically performed by the Seller Parties; and (iii) the increase in the premium deficiency reserve as reported at December 31, 2015 of approximately $8.0 million. Because the balance is cumulative over the period at issue, a decrease of approximately $8.0 million is required before any obligation existed to the Seller Parties under the earn-out).

On February 22, 2017 the Company received a significantly higher rate increase from the TDOI than had been assumed in the cash flow testing performed by the Company for the year ended December 31, 2016.  As a result of this rate increase, the probability of a payment to the Seller Parties has increased and the Company has estimated that the fair value of the obligation as of December 31, 2016 is $11.4 million, which was recorded in the current period earnings and is presented within net loss on contingent consideration line of the consolidate statements of operations.  The Company will update this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

If our Insurance segment is unable to retain, attract and motivate qualified employees, its results of operations and financial condition may be adversely impacted and it may incur additional costs to recruit replacement and additional personnel.

Our Insurance segment is highly dependent on its senior management team and other key personnel for the operation and development of its business. Our Insurance segment faces intense competition in retaining and attracting key employees including actuarial, finance, legal, risk, compliance and other professionals.

CGI comprises the core of our insurance business segment. Our Insurance segment will endeavor to retain key personnel we believe are necessary for the success of the business. As we do not currently have substantial insurance company holdings, we also expect that our Insurance segment will add headcount as it fills out its platform to handle aspects of the business that are currently under its Transition Services Agreement.

Because the insurance industry is highly regulated and requires specific skills, these arrangements are important to the continued operation of CGI and the successful implementation of the acquisition of CGI. Services covered under the Transition Services Agreement include various support functions needed for the continuation of the business as our Insurance segment transitions to a fully standalone platform; such services include certain IT, investment management, finance and accounting functions.

Any failure to attract and retain key members of our Insurance segment’s management team or other key personnel going forward could have a material adverse effect on our Insurance segment’s business, financial condition and results of operations.

The amount of statutory capital our Insurance segment has and the amount of statutory capital that it must hold to maintain its financial strength and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our Insurance segment’s control.

Our Insurance segment is subject to regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and health insurance companies. The RBC formula for life and health insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by our Insurance segment (which are sensitive to equity market and credit market conditions), the amount of additional capital our Insurance segment must hold to support business growth, changes in reserve requirements applicable to our Insurance segment, our Insurance segment’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the National Association of Insurance Commissioners’ (“NAIC”) RBC formula. Many of these factors are outside of our Insurance segment’s control. The financial strength of our Insurance segment is significantly influenced by its statutory surplus amounts and capital adequacy ratios.

Additionally, in connection with the consummation of the acquisition and as updated by the Merger, the Company agreed with the TDOI that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI). Any such contributions could affect HC2’s liquidity.

Our Insurance segment’s results and financial condition may be negatively affected should actual performance differ from management’s assumptions and estimates.

Our Insurance segment makes certain assumptions and estimates regarding mortality, morbidity (i.e., frequency and severity of claims, including claim termination rates and benefit utilization rates), health care experience (including type of care and cost of care), persistency (i.e., the probability that a policy or contract will remain in-force from one period to the next), future premium increases, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to its business and anticipated results. The long-term profitability of our Insurance segment’s insurance products depends upon how our Insurance segment’s actual experience compares with its pricing and valuation assumptions and estimates. For example, if morbidity rates are higher than underlying pricing assumptions, our Insurance segment could be required to make greater payments under its long-term care insurance policies than currently projected, and such amounts could be significant. Likewise, if mortality rates are lower than our Insurance segment’s pricing assumptions, our Insurance segment could be required to make greater payments and thus establish additional reserves under both its long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our Insurance segment’s pricing and valuation assumptions, our Insurance segment could be required to make greater payments under its life insurance policies than currently projected.

The above-described assumptions and estimates incorporate assumptions about many factors, none of which can be predicted with certainty. Our Insurance segment’s actual experiences, as well as changes in estimates, are used to prepare our Insurance segment’s consolidated statements of operations. To the extent our Insurance segment’s actual experience and changes in estimates differ from original estimates, our Insurance segment’s business, operations and financial condition may be materially adversely affected.

The calculations our Insurance segment uses to estimate various components of its balance sheet and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. Our Insurance segment currently employs various techniques for such calculations including engaging third-party studies and from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

However, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our Insurance segment’s results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

If our Insurance segment’s reserves for future policy claims are inadequate as a result of deviations from management’s assumptions and estimates or other reasons, our Insurance segment may be required to increase reserves, which could have a material adverse effect on its results of operations and financial condition.

Our Insurance segment calculates and maintains reserves for estimated future payments of claims to policyholders and contract holders in accordance with U.S. GAAP and statutory accounting practices. These reserves are released as those future obligations are paid, experience changes or policies lapse. The reserves reflect estimates and actuarial assumptions with regard to future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our Insurance segment’s future financial results depend significantly on the extent to which actual future experience is consistent with the assumptions and methodologies used in pricing our Insurance segment’s insurance products and calculating reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have material impacts on reserves, results of operations and financial condition.

Because these factors are not known in advance and have the potential to change over time, they are difficult to accurately predict and inherently uncertain, which means that our Insurance segment cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. In addition, our Insurance segment includes assumptions for anticipated (but not yet filed) future premium rate increases in its determination of loss recognition testing of long-term care insurance reserves under U.S. GAAP and asset adequacy testing of statutory long-term care insurance reserves. Our Insurance segment may not be able to realize these anticipated results in the future as a result of its inability to obtain required regulatory approvals or other factors. In this event, our Insurance segment would have to increase its long-term care insurance reserves by amounts that could be material. Moreover, our Insurance segment may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (when it has the right to do so) or alternatively by reducing benefits.
The risk that our Insurance segment’s claims experience may differ significantly from its pricing assumptions is significant for its long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, actual claims experience will emerge over many years after pricing and locked-in valuation assumptions have been established. For example, changes in the economy, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, among other factors, may have a material adverse impact on future loss trends. Moreover, long-term care insurance does not have as extensive of a claims experience history as life insurance, and as a result, our Insurance segment’s ability to forecast future claim costs for long-term care insurance is more limited than for life insurance.

For long-duration contracts (such as long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. Our Insurance segment regularly reviews its reserves and associated assumptions as part of its ongoing assessment of business performance and risks. If our Insurance segment concludes that its reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, our Insurance segment would be required to increase its reserves and incur charges in the period in which such determination is made. The amounts of such increases may be significant and thus could materially adversely affect our Insurance segment’s results of operations and financial condition and may require additional capital in our Insurance segment’s businesses.

Insurers that have issued or reinsured long-term care insurance policies have recognized, and may recognize in the future, substantial losses in order to strengthen reserves for liabilities to policyholders in respect of such policies. Such losses may be due to the effect of changes in assumptions of future investment yields, changes in claims, expense, persistency assumptions or other factors. Our Insurance segment is subject to similar risks that adverse changes in any of its reserve assumptions in future periods could result in additional loss recognition in respect of its business.

Our Insurance segment’s inability to increase premiums on in-force long-term care insurance policies by sufficient amounts or in a timely manner may adversely affect our Insurance segment’s results of operations and financial condition.

The success of our Insurance segment’s strategy for its run-off long-term care insurance business assumes our Insurance segment’s ability to obtain significant price increases, as warranted and actuarially justified based on its experience on its in-force block of long-term care insurance policies. The adequacy of our Insurance segment’s current long-term care insurance reserves also depends significantly on this assumption and our Insurance segment’s ability to successfully execute its in-force management plan through increased premiums as anticipated.

Although the terms of our Insurance segment’s long-term care insurance policies permit our Insurance segment to increase premiums during the premium-paying period, these increases generally require regulatory approval, which often have long lead times to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation, which would further limit increases in long-term care insurance premium rates, beyond the rate stability legislation previously adopted in certain states.

Such long-term care insurance rate increase legislation would adversely impact our Insurance segment’s ability to achieve anticipated rate increases. Our Insurance segment can neither predict how policyholders, competitors and regulators may react to any rate increases, nor whether regulators will approve regulated rate increases. If our Insurance segment is not able to increase rates to the extent it currently anticipates, our Insurance segment may be required to establish additional reserves and make greater payments under long-term care insurance policies than it currently projects.

Our Insurance segment is highly regulated and subject to numerous legal restrictions and regulations.

Our Insurance segment conducts its business throughout the United States, excluding New York State. Our Insurance segment is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of our Insurance segment’s business, which may include, among other things, premium rates and increases thereto, privacy, claims denial practices, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers as opposed to other stakeholders. At any given time, a number of financial and/or market conduct examinations of our Insurance segment may be ongoing. From time to time, regulators raise issues during examinations or audits of our Insurance segment that could, if determined adversely, have a material impact on our Insurance segment.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Our Insurance segment cannot predict the amount or timing of any such future assessments.

Although our Insurance segment’s business is subject to regulation in each state in which it conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on our Insurance segment’s business, operations and financial condition.

Our Insurance segment is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is further risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our Insurance segment’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause our Insurance segment to change its views regarding the actions it should take from a legal risk management perspective, which could necessitate changes to our Insurance segment’s practices that may, in some cases, limit its ability to grow and improve profitability.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations.

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Our Insurance segment cannot predict whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect our Insurance segment or whether these effects will be material.

Other types of regulation that could affect our Insurance segment include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws. Our Insurance segment cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on our Insurance segment if enacted into law.

Our Insurance segment’s reinsurers could fail to meet assumed obligations or be subject to adverse developments that could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

Our Insurance segment cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, our Insurance segment remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, our Insurance segment bears credit risk with respect to its reinsurers. Our Insurance segment currently cedes material reinsurance obligations to Loyal American Life Insurance Company (“Loyal”) (rated A- by A.M. Best), Hannover Life Reassurance Company (“Hannover”) (rated A+ by A.M. Best) and GALIC (rated A by A.M.

Best). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover or GALIC, to pay under the terms of its reinsurance agreement with our Insurance segment could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

Reinsurers are currently facing many challenges regarding illiquid credit or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, our Insurance segment’s business, financial condition and results of operations could be materially adversely affected.

Our Insurance segment’s financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience.

Our Insurance segment makes assumptions regarding the fair value and expected future performance of its investments. For example, our Insurance segment expects that its investments in residential and commercial mortgage-backed securities will continue to perform in accordance with their contractual terms, based on assumptions that our Insurance segment believes are industry standard and those that a reasonable market participant would use in determining the current fair value and the performance of the underlying assets. It is possible that the underlying collateral of these investments will perform more poorly than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on our Insurance segment’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments within our Insurance segment’s portfolio of mortgage-backed and asset-backed securities.

In addition, expectations that our Insurance segment’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the corporate securities in which our Insurance segment has invested will perform more poorly than current expectations. Such events may lead our Insurance segment to recognize potential future other-than-temporary impairments within its portfolio of corporate securities and may also have an adverse effect on its liquidity and ability to meet its obligations. It is also possible that such unanticipated events would lead our Insurance segment to dispose of certain of those holdings and recognize the effects of any market movements in its financial statements. Furthermore, actual values may differ from our Insurance segment’s assumptions. Such events could result in a material change in the value of our Insurance segment’s investments, business, operations and financial condition.

Interest rate fluctuations and withdrawal demands in excess of assumptions could negatively affect our Insurance segment’s business, financial condition and results of operations.

Our Insurance segment’s business is sensitive to interest rate fluctuations, volatility and the low interest rate environment. For the past several years interest rates have remained at historically low levels. In order to meet policy and contractual obligations, our Insurance segment must earn a sufficient return on invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose our Insurance segment to the risk of not achieving sufficient return on invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts.

Additionally, a prolonged period of low interest rates may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of outstanding contracts.

Both rising and declining interest rates can negatively affect our Insurance segment’s interest earnings and spread income (the difference between the returns our Insurance segment earns on its investments and the amounts that it must credit to policyholders and contract holders). While our Insurance segment develops and maintains asset liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect its business, financial condition and results of operations.

An extended period of declining interest rates or a prolonged period of low interest rates may cause our Insurance segment to change its long-term view of the interest rates that our Insurance segment can earn on its investments. Such a change would cause our Insurance segment to change the long-term interest rate that it assumes in its calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.

Some of our products, principally traditional whole life insurance and deferred annuities expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. Spread is an integral component of our Insurance Company's net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin. Our fixed income bond portfolio is exposed to interest rate risk as a significant portion of the portfolio is callable. Lowering interest crediting rates can help offset decreases in investment margins on some of our products.

Our Insurance segment is subject to financial disintermediation risks in rising interest rate environments.

Our Insurance segment offers certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, our Insurance segment manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of its assets are relatively illiquid. There can be no assurance that actual withdrawal demands will match its estimated withdrawal demands.

As interest rates increase, our Insurance segment is exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring our Insurance segment to liquidate assets in an unrealized loss position. If our Insurance segment experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on our Insurance segment’s business, financial condition and results of operations.

Additionally, our Insurance segment may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.

Our Insurance segment’s investments are subject to market, credit, legal and regulatory risks that could be heightened during periods of extreme volatility or disruption in financial and credit markets.

Our Insurance segment’s invested assets are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks.

Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities.

The value of our Insurance segment’s mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific circumstances affecting the overall default rate.

Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on our Insurance segment’s results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. In addition, market volatility can make it difficult for our Insurance segment to value certain of its assets, especially if trading becomes less frequent.

Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost.

Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on our Insurance segment’s results of operations or financial condition. Moreover, difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions.

Credit spreads could adversely affect our Insurance segment’s investment portfolio and financial position.

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Significant volatility or disruption in credit markets could have a material adverse effect on our Insurance segment’s investment portfolio, and, as a result, our Insurance segment’s business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our Insurance segment’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in our Insurance segment’s investment portfolio to default on either principal or interest payments on these securities.

Concentration of our Insurance segment’s investment portfolio in any particular economic sector or asset type may increase our Insurance segment’s exposure to risk if that area of concentration experiences events that cause underperformance.

Our Insurance segment’s investment portfolio may be concentrated in areas, such as particular industries, groups of related industries, asset classes or geographic areas that experience events that cause underperformance of the investments. While our Insurance segment seeks to mitigate this risk through portfolio diversification, if our Insurance segment’s investment portfolio is concentrated in any areas that experience negative events or developments, the impact of those negative events may have a disproportionate effect on our Insurance segment’s portfolio, which may have an adverse effect on the performance of our Insurance segment’s investment portfolio.

Our Insurance segment may be required to increase its valuation allowance against its deferred tax assets, which could materially adversely affect our Insurance segment’s capital position, business, operations and financial condition.

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

If future events differ from our Insurance segment’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on our Insurance segment’s capital position, business, operations and financial condition.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

Our Insurance segment operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. For example, a class action lawsuit was filed against CGI in November 2016 alleging breach of contract, tortious interference with contract and unjust enrichment in relation to the introduction of new products to existing policyholders and the replacement of in-force policies. Such lawsuits can result in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive or non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.

Companies in the financial services industry are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

The financial services industry, including insurance companies, is sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some financial services companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial services companies, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or our Insurance segment.

Our Insurance segment is dependent on the performance of others under the Transition Services and Administrative Services Agreements and on an ongoing basis as part of its business.

Our Insurance segment is dependent on the performance of third parties as part of its business. In the near term, our Insurance segment will depend on the Seller Parties of the Insurance Companies, under the Transition Services Agreement, for the performance of certain transitional services and administrative services with respect to our Insurance segment’s life insurance, annuity and long-term care business.

In addition, various other third parties provide services to our Insurance segment or are otherwise involved in our Insurance segment’s business operations, on an ongoing basis. For example, our Insurance segment’s operations are dependent on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.

Any failure by any of the Seller Parties or such other third-party providers to provide such services could have a material adverse effect on our Insurance segment’s business or financial results.

Our Insurance segment also depends on other parties that may default on their obligations to our Insurance segment due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on our Insurance segment’s financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of our Insurance segment or represent our Insurance segment in various capacities. Consequently, our Insurance segment may be held responsible for obligations that arise from the acts or omissions of these other parties.

If our Insurance segment does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, our Insurance segment may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, our Insurance segment’s reliance on third-party service providers that it does not control does not relieve our Insurance segment of its responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in our Insurance segment becoming liable to parties who are harmed and may result in litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect the reputation and sales of our Insurance segment and its products.

Our Insurance segment’s ability to grow depends in large part upon the continued availability of capital.

Our Insurance segment’s long-term strategic capital requirements will depend on many factors, including acquisition activity, our Insurance segment’s ability to manage the run-off of in-force insurance business, our Insurance segment’s accumulated statutory earnings and the relationship between our Insurance segment’s statutory capital and surplus and various elements of required capital. To support its capital requirements and/or finance future acquisitions, our Insurance segment may need to increase or maintain statutory capital and surplus through financings, which could include debt or equity financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. We are not obligated to, and may choose not to or be unable to, provide financing or make any future capital contribution to CGI. Consequently, financing, if available at all, may be available only on terms that are not favorable to our Insurance segment.

New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact our Insurance segment.

Our Insurance segment is required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP such as the SEC, FASB, and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. Our Insurance segment can give no assurance that future changes to U.S. GAAP will not have a negative impact on our Insurance segment.

The application of U.S. GAAP to insurance businesses and investment portfolios, like our Insurance segment’s, involves a significant level of complexity and requires a number of factors and judgments. U.S. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in our Insurance segment’s financial statements.

In addition, our Insurance segment is required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to ongoing review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect our Insurance segment. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves.

Our Insurance segment cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect our Insurance segment. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. Our Insurance segment cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance department of CGI’s state of domicile (Texas). With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. Our Insurance segment can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on our Insurance segment.

Our Insurance segment is exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect our Insurance segment’s operations and results. No assurance can be given that there are not risks that have not been predicted or protected against that could have a material adverse effect on our Insurance segment. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of our Insurance segment or its reinsurers. Claims arising from such events could have a material adverse effect on our Insurance segment’s business, operations and financial condition, either directly or as a result of their effect on its reinsurers or other counterparties. While our Insurance segment has taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.

In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the administration of our Insurance segment’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on our Insurance segment’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our Insurance segment’s asset portfolio.

Future acquisition transactions may not be financially beneficial to our Insurance segment.

In the future, our Insurance segment may pursue acquisitions of insurance companies and/or blocks of insurance businesses through merger, stock purchase or reinsurance transactions or otherwise. Lines of business that may be acquired include but are not limited to, standalone long-term care, life and annuity products, life and annuity products with long-term care and critical illness features, and supplemental health products.

There can be no assurance that the performance of the companies or blocks of business acquired will meet our Insurance segment’s expectations, or that any of these acquisitions will be financially advantageous for our Insurance segment. The evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business or portfolio, could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the acquired entities or blocks of business are unable or unwilling to meet their indemnification, reinsurance and other obligations to our Insurance segment (if any such obligations are in place).

Our Insurance segment’s ability to manage its growth through acquisitions will depend, in part, on its success in addressing these risks. Any failure to effectively implement our Insurance segment’s acquisition strategies could have a material adverse effect on our Insurance segment’s business, financial condition or results of operations.

Our Insurance segment may be unable to execute acquisition transactions in accordance with its strategy.

The market for acquisitions of life or health insurers and blocks of like businesses is highly competitive, and there can be no assurance that our Insurance segment will be able to identify acquisition targets at acceptable valuations, or that any such acquisitions will ultimately achieve projected returns. In addition, insurance is a highly regulated industry and many acquisition transactions are subject to approval of state insurance regulatory authorities, and therefore involve heightened execution risk.

On October 7, 2013, the New York State Department of Financial Services announced that Philip A. Falcone, now our Chairman, President and Chief Executive Officer, had committed not to exercise control, within the meaning of New York insurance law, of a New York-licensed insurer for seven years (the “NYDFS Commitment”). Mr. Falcone, who at the time of the NYDFS Commitment was the Chief Executive Officer and Chairman of the Board of HRG Group Inc. (“HGI”), also committed not to serve as an officer or director of certain insurance company subsidiaries and related subsidiaries of HGI or to be involved in any investment decisions made by such subsidiaries, and agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. However, it was also noted that in the event compliance with the NYDFS Commitment proves impracticable, including in the context of merger, acquisition or similar transactions, then the terms of the NYDFS Commitment may be reconsidered and modified or withdrawn to the extent determined to be appropriate by the NYDFS Insurance regulatory authorities may consider the NYDFS Commitment in the course of a review of any prospective acquisition of an insurance company or block of insurance business by us or our Insurance segment, increasing the risk that any such transaction may be disapproved, or that regulatory conditions will be applied to the consummation of such an acquisition which may adversely affect the economic benefits anticipated to be derived by us and/or our Insurance segment from such transaction.

Our Insurance segment’s investment portfolio is subject to various risks that may result in realized investment losses. In particular, decreases in the fair value of fixed maturities may significantly reduce the value of our investments, and as a result, our financial condition may suffer.

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the bonds included in our portfolio and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders’ equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows. All of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Unanticipated increases in policyholder withdrawals or surrenders could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary policyholder withdrawals or surrenders. We track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, or changes in our claims-paying ability. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

 While we own a significant amount of liquid assets, we could exhaust all sources of liquidity and be forced to obtain additional financing or liquidate assets, perhaps on unfavorable terms, if we experience unanticipated withdrawal or surrender activity. The availability of additional financing will depend on a variety of factors, such as market conditions, the availability of credit in general or more specifically in the insurance industry, the strength or weakness of the capital markets, the volume of trading activities, our credit capacity, and the perception of our long- or short-term financial prospects if we incur large realized or unrealized investment losses or if the level of business activity declines due to a market downturn. If we are forced to dispose of assets on unfavorable terms, it could have an adverse effect on our liquidity, results of operations and financial condition.

Risks Related to the Construction segment

DBMG’s business is dependent upon major construction contracts, the unpredictable timing of which may result in significant fluctuations in its cash flow due to the timing of receipt of payment under such contracts.

DBMG’s cash flow is dependent upon obtaining major construction contracts primarily from general contractors and engineering firms responsible for commercial and industrial construction projects, such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payment from DBMG’s customers, could result in significant periodic fluctuations in cash flows from DBMG’s operations. In addition, many of DBMG’s contracts require it to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, DBMG may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition

The nature of DBMG’s primary contracting terms for its contracts, including fixed-price and cost-plus pricing, could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG’s projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of two types of contract pricing approaches: fixed-price or cost-plus pricing. Under fixed-price contracts, DBMG performs its services and executes its projects at an established price, subject to adjustment only for change orders approved by the customer, and, as a result, it may benefit from cost savings but be unable to recover any cost overruns. If DBMG does not execute such a contract within cost estimates, it may incur losses or the project may be less profitable than expected. Historically, the majority of DBMG’s contracts have been fixed-price arrangements. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

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
•difficulties in obtaining required governmental permits or approvals;
•changes in laws and regulations; and
•changes in general economic conditions.

Under cost-plus contracts, DBMG receives reimbursement for its direct labor and material cost, plus a specified fee in excess thereof, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs, up to a maximum amount, which is an arrangement that may protect DBMG against cost overruns. If DBMG is unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted above for fixed-price contracts, the project may be less profitable than expected.

Generally, DBMG’s contracts and projects vary in length from 1 to 12 months, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations because there is an increased risk that the circumstances upon which DBMG based its original estimates will change in a manner that increases costs. In addition, DBMG sometimes bears the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that DBMG cannot recover from its customers, suppliers or subcontractors, the outcome could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

Furthermore, revenue and gross profit from DBMG’s contracts can be affected by contract incentives or penalties that may not be known or finalized until the later stages of the contract term. Some of DBMG’s contracts provide for the customer’s review of its accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.

The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in DBMG’s contract accounting, actual results could differ from those estimates.

DBMG’s billed and unbilled revenue may be exposed to potential risk if a project is terminated or canceled or if DBMG’s customers encounter financial difficulties.

DBMG’s contracts often require it to satisfy or achieve certain milestones in order to receive payment for the work performed. As a result, under these types of arrangements, DBMG may incur significant costs or perform significant amounts of services prior to receipt of payment. If the ultimate customer does not proceed with the completion of the project or if the customer or contractor under which DBMG is a subcontractor defaults on its payment obligations, DBMG may face difficulties in collecting payment of amounts due to it for the costs previously incurred. If DBMG is unable to collect amounts owed to it, this could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG may be exposed to additional risks as it obtains new significant awards and executes its backlog, including greater backlog concentration in fewer projects, potential cost overruns and increasing requirements for letters of credit, each of which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. Approximately $296.4 million, representing 58.9%, of DBMG’s backlog at December 31, 2016 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted.

Moreover, DBMG may be unable to replace the projects that it executes in its backlog. Additionally, as DBMG converts its significant projects from backlog into active construction, it may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements.

We can provide no assurance that DBMG would be able to access such capital and credit as needed or that it would be able to do so on economically attractive terms.

DBMG may not be able to fully realize the revenue value reported in its backlog, a substantial portion of which is attributable to a relatively small number of large contracts or other commitments.

As of December 31, 2016, DBMG had a backlog of work to be completed of approximately $503.5 million ($441.1 million under contracts or purchase orders and $62.4 million under letters of intent). Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by DBMG during a given period, including legally binding commitments without a defined scope.

Commitments may be in the form of written contracts, letters of intent, notices to proceed and purchase orders. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed, which increases or decreases to reflect modifications in the work to be performed under a given commitment. The revenue projected in DBMG’s backlog may not be realized or, if realized, may not be profitable as a result of poor contract terms or performance.

Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if DBMG’s backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, DBMG typically has no contractual right to the total revenue reflected in its backlog. Some of the contracts in DBMG’s backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of DBMG’s out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit DBMG would have realized had the contract been completed. Although DBMG may be reimbursed for certain costs, it may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of DBMG’s assets. Approximately $296.4 million, representing 58.9%, of DBMG’s backlog at December 31, 2016 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG's backlog could decrease substantially.

DBMG’s failure to meet contractual schedule or performance requirements could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

In certain circumstances, DBMG guarantees project completion by a scheduled date or certain performance levels. Failure to meet these schedule or performance requirements could result in a reduction of revenue and additional costs, and these adjustments could exceed projected profit. Project revenue or profit could also be reduced by liquidated damages withheld by customers under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Schedule delays can result in costs exceeding our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those previously anticipated and could cause us to suffer damage to our reputation within our industry and our customer base.

DBMG’s government contracts may be subject to modification or termination, which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG is a provider of services to U.S. government agencies and is therefore exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts to which DBMG is a party at their convenience, due to budget constraints or various other reasons. As a result, DBMG’s backlog may be reduced or it may incur a loss if a government agency decides to terminate or modify a contract to which DBMG is a party. DBMG is also subject to audits, including audits of internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require DBMG to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in DBMG being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to DBMG’s reputation, each of which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.

In addition to the risks noted above, legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts with government agencies may be only partially funded or may be terminated, and DBMG may not realize all of the potential revenue and profit from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

DBMG is exposed to potential risks and uncertainties associated with its reliance on subcontractors and third-party vendors to execute certain projects.

DBMG relies on third-party suppliers, especially suppliers of steel and steel components, and subcontractors to assist in the completion of projects. To the extent these parties cannot execute their portion of the work and are unable to deliver their services, equipment or materials according to the agreed-upon contractual terms, or DBMG cannot engage subcontractors or acquire equipment or materials, DBMG’s ability to complete a project in a timely manner may be impacted. Furthermore, when bidding or negotiating for contracts, DBMG must make estimates of the amounts these third parties will charge for their services, equipment and materials. If the amount DBMG is required to pay for third-party goods and services in an effort to meet its contractual obligations exceeds the amount it has estimated, DBMG could experience project losses or a reduction in estimated profit.

Any increase in the price of, or change in supply and demand for, the steel and steel components that DBMG utilizes to complete projects could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

The prices of the steel and steel components that DBMG utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases.

DBMG’s dependence on suppliers of steel and steel components makes it vulnerable to a disruption in the supply of its products.

DBMG purchases a majority of the steel and steel components utilized in the course of completing projects from several domestic and foreign steel producers and suppliers. DBMG generally does not have long-term contracts with its suppliers. An adverse change in any of the following could have a material adverse effect on DBMG’s results of operations or financial condition:

•its ability to identify and develop relationships with qualified suppliers;

•
the terms and conditions upon which it purchases products from its suppliers, including applicable exchange rates, transport costs and other costs, its suppliers’ willingness to extend credit to it to finance its inventory purchases and other factors beyond its control;

•financial condition of its suppliers;

•political instability in the countries in which its suppliers are located;
•its ability to import products;
•its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs;
•its inability to find replacement suppliers in the event of a deterioration of the relationship with current suppliers; or
•its suppliers’ ability to manufacture and deliver products according to its standards of quality on a timely and efficient basis.

Intense competition in the markets DBMG serves could reduce DBMG’s market share and earnings.

The principal geographic and product markets DBMG serves are highly competitive, and this intense competition is expected to continue. DBMG competes with other contractors for commercial, industrial and specialty projects on a local, regional, or national basis. Continued service within these markets requires substantial resources and capital investment in equipment, technology and skilled personnel, and certain of DBMG’s competitors have financial and operating resources greater than DBMG. Competition also places downward pressure on DBMG’s contract prices and margins. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience.
While DBMG believes that it maintains a competitive advantage with respect to these factors, failure to continue to do so or to meet other competitive challenges could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG’s customers’ ability to receive the applicable regulatory and environmental approvals for projects and the timeliness of those approvals could adversely affect DBMG’s business.

The regulatory permitting process for DBMG’s projects requires significant investments of time and money by DBMG’s customers and sometimes by DBMG. There are no assurances that DBMG’s customers or DBMG will obtain the necessary permits for these projects. Applications for permits may be opposed by governmental entities, individuals or special interest groups, resulting in delays and possible non-issuance of the permits.

DBMG’s failure to obtain or maintain required licenses may adversely affect its business.

DBMG is subject to licensure and holds licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. While we believe that DBMG is in material compliance with all contractor licensing requirements in the various jurisdictions in which it operates, the failure to obtain, loss or revocation of any license or the limitation on any of DBMG’s primary services thereunder in any jurisdiction in which it conducts substantial operations could prevent DBMG from conducting further operations in such jurisdiction and have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

Volatility in equity and credit markets could adversely impact DBMG due to its impact on the availability of funding for DBMG’s customers, suppliers and subcontractors.

Some of DBMG’s ultimate customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by volatile equity or credit markets. The unavailability of financing could lead to the delay or cancellation of projects or the inability of such parties to pay DBMG or provide needed products or services and thereby have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG’s business may be adversely affected by bonding and letter of credit capacity.

Certain of DBMG’s projects require the support of bid and performance surety bonds or letters of credit. A restriction, reduction, or termination of DBMG’s surety bond agreements or letter of credit facilities could limit its ability to bid on new project opportunities, thereby limiting new awards, or to perform under existing awards.

DBMG is vulnerable to significant fluctuations in its liquidity that may vary substantially over time.

DBMG’s operations could require the utilization of large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, contract initiation or completion delays, customer payment problems, professional and product liability claims and other unexpected costs. There is no guarantee that DBMG’s facilities will be sufficient to meet DBMG’s liquidity needs or that DBMG will be able to maintain such facilities or obtain any other sources of liquidity on attractive terms, or at all.

DBMG’s projects expose it to potential professional liability, product liability, warranty and other claims.

DBMG’s operations are subject to the usual hazards inherent in providing engineering and construction services for the construction of often large commercial industrial facilities, such as the risk of accidents, fires and explosions. These hazards can cause personal injury and loss of life, business interruptions, property damage and pollution and environmental damage. DBMG may be subject to claims as a result of these hazards. In addition, the failure of any of DBMG’s products to conform to customer specifications could result in warranty claims against it for significant replacement or rework costs, which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

Although DBMG generally does not accept liability for consequential damages in its contracts, should it be determined liable, it may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed applicable policy limits. Any catastrophic occurrence in excess of insurance limits at project sites involving DBMG’s products and services could result in significant professional liability, product liability, warranty or other claims against DBMG. Any damages not covered by insurance, in excess of insurance limits or, if covered by insurance, subject to a high deductible, could result in a significant loss for DBMG, which may reduce its profits and cash available for operations. These claims could also make it difficult for DBMG to obtain adequate insurance coverage in the future at a reasonable cost. Additionally, customers or subcontractors that have agreed to indemnify DBMG against such losses may refuse or be unable to pay DBMG.

DBMG may experience increased costs and decreased cash flow due to compliance with environmental laws and regulations, liability for contamination of the environment or related personal injuries.

DBMG is subject to environmental laws and regulations, including those concerning emissions into the air, discharge into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety.

DBMG’s fabrication business often involves working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require DBMG to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on DBMG, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. DBMG is also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous may have been used or disposed of at some sites in a manner that may require us to make expenditures for remediation.

The environmental, health and safety laws and regulations to which DBMG is subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on DBMG in the future. We cannot ensure that DBMG’s operations will continue to comply with future laws and regulations or that these laws and regulations will not cause DBMG to incur significant costs or adopt more costly methods of operation.

Additionally, the adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, DBMG’s customers’ equipment and operations could significantly impact demand for DBMG’s services, particularly among its customers for industrial facilities.

Any expenditures in connection with compliance or remediation efforts or significant reductions in demand for DBMG’s services as a result of the adoption of environmental proposals could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG is and will likely continue to be involved in litigation that could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

DBMG has been and may be, from time to time, named as a defendant in legal actions claiming damages in connection with fabrication and other products and services DBMG provides and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects or other issues concerning fabrication and other products and services DBMG provides. There can be no assurance that any of DBMG’s pending contractual, employment-related personal injury or property damage claims and disputes will not have a material effect on DBMG’s future results of operations, cash flows or financial condition.

Work stoppages, union negotiations and other labor problems could adversely affect DBMG’s business.

A portion of DBMG’s employees are represented by labor unions, and 13% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, but are currently being renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

DBMG’s employees work on projects that are inherently dangerous, and a failure to maintain a safe work site could result in significant losses.

DBMG often works on large-scale and complex projects, frequently in geographically remote locations. Such involvement often places DBMG’s employees and others near large equipment, dangerous processes or highly regulated materials. If DBMG or other parties fail to implement appropriate safety procedures for which they are responsible or if such procedures fail, DBMG’s employees or others may suffer injuries. In addition to being subject to state and federal regulations concerning health and safety, many of DBMG’s customers require that it meet certain safety criteria to be eligible to bid on contracts, and some of DBMG’s contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, project costs and operating costs. The failure to comply with safety policies, customer contracts or applicable regulations could subject DBMG to losses and liability and could result in a variety of administrative, civil and criminal enforcement measures.

Risks Related to the Marine Services segment

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

The operation and leasing of seagoing vessels entails the possibility of marine disasters, including damage or destruction of vessels due to accident, the loss of vessels due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage GMSL’s business reputation, which may in turn lead to loss of business.

The operation of seagoing vessels entails certain inherent risks that may adversely affect GMSL’s business and reputation, including:

•damage or destruction of a vessel due to marine disaster such as a collision or grounding;
•the loss of a vessel due to piracy and terrorism;
•compliance with laws and regulations governing the discharge of oil, hazardous substances, ballast water and other substances;

•	cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure and bad weather;
•environmental accidents as a result of the foregoing;
•the availability of insurance at reasonable rates; and

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

GMSL does business with clients in the oil and natural gas industry, which is extensively regulated by U.S. federal, state, tribal, and local authorities, and corresponding foreign governmental authorities. Legislation and regulations affecting the oil and natural gas industry are under constant review for amendment or expansion, raising the possibility of changes that may become more stringent and, as a result, may affect, among other things, the pricing or marketing of crude oil and natural gas production. Noncompliance with statutes and regulations and more vigorous enforcement of such statutes and regulations by regulatory agencies may lead to substantial administrative, civil, and criminal penalties, including the assessment of natural resource damages, the imposition of significant investigatory and remedial obligations, and may also result in the suspension or termination of our operations.

Global Maine has material obligations under the Global Marine Pension Plan and related Recovery Plan.

In order to satisfy the requirements of Section 226 of the Pensions Act of 2004 (UK) (“UK Pensions Act 2004”), GMSL is a party to the Global Marine Pension Plan Recovery Plan, dated as of March 28, 2014 (the “Recovery Plan”). The Recovery Plan addresses GMSL’s pension funding shortfall, which (on the basis of US GAAP accounting estimates) was approximately GBP 17.9 million as of December 31, 2016, by requiring GMSL to make certain scheduled fixed monthly contributions, certain variable annual profit-related contributions and certain variable dividend-related contributions to the pension plan. The variable dividend-related contributions require GMSL to pay cash contributions to the underfunded pension plan equal to 50% of any dividend payments made to its shareholder, which reduces the amount of cash available for GMSL to make upstream dividend payments to us.

The Recovery Plan provides for the funding shortfall to be eliminated on or before June 30, 2021. However the Global Marine Pension Plan must be valued on a triennial basis, and all valuations are dependent upon the prevailing market conditions and the actuarial methods and assumptions used as well as the expected pension liabilities at the valuation date. The next valuation is due for the Global Marine Pension Plan position as of December 31, 2016, and the valuation report will be published around the middle of 2017. There are various risks which could adversely affect the next valuation of the Global Marine Pension Plan and, consequently, the obligations of GMSL to fund the plan, such as a significant adverse change in the market value of the pension plan assets, an increase in pension liabilities, longer life expectancy of plan members, a change in the discount rate or inflation rate used by the actuary or if the trustees of the plan recommend a material change to the investment strategy. Any increase in the deficit may result in a need for GMSL to increase its pension contributions, which would reduce the amount of cash available for GMSL to make upstream dividend payments to us. While we expect the trustees of the pension plan to renegotiate the Recovery Plan on at least a triennial basis or to dispense with the Recovery Plan if and when the funding shortfall has been eliminated, we can make no assurances in relation to this.

Under the UK Pensions Act 2004, the Pensions Regulator may issue a contribution notice to us or any employer in the UK pension plan or any person who is connected with or is an associate of any such employer where the Pensions Regulator is of the opinion that the relevant person has been a party to an act, or a deliberate failure to act, which had as its main purpose (or one of its main purposes) the avoidance of pension liabilities. Under the UK Pensions Act 2008, the Pensions Regulator has the power to issue a contribution notice to any person where the Pensions Regulator is of the opinion that such person has been a party to an act, or a deliberate failure to act, which has a materially detrimental effect on a pension plan without sufficient mitigation having been provided. If the Pensions Regulator determines that any of the employers participating in the Global Marine Pension Plan are “insufficiently resourced” or a “service company”, it may impose a financial support direction requiring such employer or any person associated or connected (see below) with that employer to put in place financial support.

The Pensions Regulator can only issue a contribution notice or financial support direction where it believes it is reasonable to do so. The terms “associate” and “connected person” are broadly defined in the UK Insolvency Act (1986) and would cover, among others, GMSL, its subsidiaries and others deemed to be “shadow directors”. Liabilities imposed under a contribution notice or financial support direction may be up to the difference between the value of the assets of the plan and the cost of buying out the benefits of members and other beneficiaries. If GMSL or its connected or associated parties are the recipient of a contribution notice or financial support direction this could have an effect on our cash flow.

In practice, the risk of a contribution notice being imposed may restrict our ability to restructure or undertake certain corporate activities relating to GMSL without first seeking agreement of the trustees of the Global Marine Pension Plan and, possibly, the approval of the Pensions Regulator. Additional security may also need to be provided to the trustees before certain corporate activities can be undertaken (such as the payment of an unusual dividend from GMSL) and any additional funding required by the Global Marine Pension Plan may have an adverse effect on our financial condition and the results of our operations.

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

The exchange rates between the US dollar, the Singapore dollar and the GBP have fluctuated in recent periods and may fluctuate substantially in the future. Accordingly, any material fluctuation of the exchange rate of the US Dollar against the GBP and Singapore dollar could have a negative impact on GMSL’s results of operations and financial condition.

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

GMSL derives a significant amount of its revenues from sales to customers outside of the United States, which poses additional risks, including economic, political and other uncertainties.

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

The oil and gas market has experienced an exceptional upheaval since early 2014 with the price of oil falling dramatically and this economic weakness could continue into the foreseeable future. Oil prices can be very volatile and are subject to international supply and demand, political developments, increased supply from new sources and the influence of OPEC in particular. The major operators are reviewing their overall capital spending and this trend is likely to reduce the size and number of projects carried out in the medium term as the project viability comes under greater scrutiny. This is especially true of offshore oil and gas industry, which is our focus in the oil and gas space as it is a relatively expensive method of drilling for oil and natural gas. Ongoing concerns about the systemic impact of lower oil prices and the continued uncertainty of possible reductions in long-term capital expenditure could have a material adverse effect on the planned growth of GMSL and eventually curtail the anticipated cash flow and results from operations.

Delay or inability to obtain appropriate certifications for our vessels may result in us being unable to win new contracts and fulfill our obligations under our existing contracts.

Our customers require that our vessels are inspected and certified by a recognized independent third party in order for us to be able to participate in tenders for their projects. In addition, we are required under our contracts with our customers to maintain such certifications. Each of our vessels is certified by the American Bureau of Shipping (“ABS”). The ABS’s certification process generally involves regularly scheduled extensive vessel surveys by marine engineers evaluating the integrity and seaworthiness of our vessels. If we are unable to maintain or obtain these certifications, we may be unable to service our customers under our existing contracts and may not be eligible to participate in future tenders, which could have an adverse effect on our business, financial condition or results of operations.

GMSL’s business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our business is directly affected by changes in capital expenditures by our customers, and further reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customer’s capital spending include:

•oil and natural gas prices, including volatility of oil and natural gas prices and expectations regarding future prices;
•the inability of our customers to access capital on economically advantageous terms;
•technological advances that make subsea cable communications less attractive or obsolete;
•the consolidation of our customers;
•customer personnel changes; and

•	adverse developments in the business or operations of our customers, including write-downs of reserves and borrowing base reductions under customer credit facilities.

As a result of the decreases in oil and natural gas prices, many of our customers in this industry reduced capital spending in 2015 and 2016. While customer budgets are slowly increasing in response to improved market conditions, any prolonged further reduction in commodity prices may result in further capital budget reductions in the future.

Some of our customers require bids for contracts in the form of long-term, fixed pricing contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

Some of our customers may require bids for contracts in the form of long-term, fixed pricing contracts that may require us to provide integrated project management services outside our normal discrete business to act as project managers as well as service providers, and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information. These issues may also result in cost over-runs, delays, and project losses.

GMSL’s operations require us to comply with a number of United States and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures, and programs always will protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. The age of GMSL’s fleet vessels may restrict us from doing business with certain customers.

Certain of our existing and potential customers have policies regarding the minimum acceptable original build age of vessels for use on their projects. Our vessels have an average original build age of approximately 25 years as of December 31, 2016. Two of our ten vessels have original build ages of over 30 years, and such policies may preclude us from participating in tenders for new contracts at all or without producing third party feasibility studies of our vessels. Any trend towards restricting the operation of vessels with older original build ages, either from our customers or under the regulations in the jurisdictions in which a particular vessel operates, could have an adverse effect on our business, financial condition or results of operations, particularly as our vessels continue to age.

Vessel construction, upgrade, refurbishment and repair projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

GMSL expects to incur significant new construction and/or upgrade, refurbishment and repair expenditures for our vessel fleet from time to time, particularly in light of the aging nature of our vessels and requests for upgraded equipment from our customers. Some of these expenditures may be unplanned. Vessel construction, upgrade, refurbishment and repair projects may be subject to the risks of delay or cost overruns, including delays or cost overruns resulting from any one or more of the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts or materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	shipyard delays and performance issues;

•	failures or delays of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	work stoppages and other labor disputes;

•	unanticipated actual or purported change orders;

•	disputes with shipyards and suppliers;

•	design and engineering problems;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties at shipyards;

•	interference from adverse weather conditions;

•	difficulties in obtaining necessary permits or in meeting permit conditions; and

•	customer acceptance delays.

•	Significant cost overruns or delays could materially affect our financial condition and results of operations.

Additionally, capital expenditures for vessel upgrade, refurbishment and repair projects could materially exceed our planned capital expenditures. The failure to complete such a project on time, or the inability to complete it in accordance with our design specifications, may, in some circumstances, result in loss of revenues, penalties and/or delay, as well as renegotiation or cancellation of one or more contracts. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as-favorable terms. Moreover, our vessels undergoing upgrade, refurbishment and repair will typically not earn revenue during periods when they are out of service.

Liability for cleanup costs, natural resource damages, and other damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We are exposed to claims under environmental requirements and carry insurance in accordance with international shipping agreements. In the United States and many foreign subsidiaries, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties.

Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

A revocation or modification of Opinion rulings by the Customs and Border Patrol (CBP) of the Jones Act could result in restrictions on GMSL’s services to U.S. Coastal areas in the United States.

GMSL is subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., the transportation of passengers and merchandise between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Should GMSL be required to comply with the U.S. citizenship requirements of the Jones Act, it may be prohibited from operating its vessels in the U.S. coastwise trade.

A portion of GMSL’s operations may be conducted in the U.S. coastal areas, possibly extending to cable laying and repair activities on the US continental shelf. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Under existing rules, the Jones Act exempts certain foreign construction vessels working in the offshore oil and gas sector delivering repair materials for pipelines and platforms, which may include work performed by GMSL U.S. coastal areas. In 2017, the U.S. Customs and Border Protection (CBP) requested comments for a proposal to extend the Jones Act restrictions to vessels supplying equipment to offshore facilities in the U.S. coastwise trade, which, if adopted, could prohibit GMSL from directly operating in U.S. coastal areas. Such a new interpretation would attempt to extend the Jones Act to include previously exempted foreign construction vessels working in the offshore oil and gas sector delivering repair materials for pipelines and platforms, and also to cable vessels laying and repair cables. Any such revocation or modification of Opinion rulings by the CBP of the Jones Act, if adopted, could have an adverse effect on GMSL’s business.

Risks Related to our Telecommunications segment

Our Telecommunications segment is substantially smaller than some of our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers. These major competitors are likely to continue to cause significant pricing pressures that could adversely affect ICS’s net revenues, results of operations and financial condition.

The carrier services telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, Internet, local and long distance communication services. We face many competitors in this market, including telephone companies, cable companies, wireless service providers, satellite providers, application and device providers. ICS faces competition for its voice trading services from telecommunication services providers’ traditional processes and new companies. Once telecommunication services providers have established business relationships with competitors to ICS, it could be extremely difficult to convince them to utilize our services. These competitors may be able to develop services or processes that are superior to ICS’s services or processes, or that achieve greater industry acceptance.

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

Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. While growth through acquisitions is a possible strategy for ICS, there are no guarantees that any acquisitions will occur, nor are there any assurances that any acquisitions by ICS would improve the financial results of its business. If we are not able to respond successfully to these competitive challenges, we could experience reduced revenues.

ICS suppliers may not be able to obtain credit insurance on ICS, which could have a material adverse effect on ICS’s business.

ICS makes purchases from its suppliers, who may rely on the ability to obtain credit insurance on ICS in determining whether or not to extend short-term credit to ICS in the form of accounts receivables. To the extent that these suppliers are unable to obtain such insurance they may be unwilling to extend credit. In early 2016, two significant insurers of this type of credit, Euler and Coface, determined that they will not insure ICS credit, and that the existing policies on its credit were cancelled based on their analysis of the financial condition of HC2, including its indebtedness levels, recent net losses and negative cash flow. As a result, we expect ICS’s suppliers to find it difficult to obtain credit insurance on ICS, which could have a material adverse effect on ICS’s business, financial condition, results of operations and prospects.

Any failure of ICS’s physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results.

ICS depends on providing customers with highly reliable service. ICS must protect its infrastructure and any collocated equipment from numerous factors, including:

•human error;
•physical or electronic security breaches;
•fire, earthquake, flood and other natural disasters;
•water damage;

•	power loss; and
•terrorism, sabotage and vandalism.

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

Our business’s long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure. In addition, we rely on third-party equipment and service vendors to expand and manage ICS’s global network through which it provides its services. If we fail to generate additional traffic on ICS’s network, if we experience technical or logistical impediments to the development of necessary aspects of ICS’s network or the migration of traffic and customers onto ICS’s network, or if we experience difficulties with third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our ICS business.

Our telecommunications network infrastructure has several vulnerabilities and limitations.

Our telecommunications network is the source of most of ICS’s revenues and any damages to or loss of our equipment or any problem with or limitation of ICS’s network whether accidental or otherwise, including network, hardware and software failures may result in a reduction in the number of our customers or usage level by our customers, our inability to attract new customers or increased maintenance costs, all of which would have a negative impact on our results of operations. The development and operation of our network is subject to problems and technological risks, including:

•physical damage;
•power surges or outages;
•capacity limitations;
•software defects as well as hardware and software obsolescence;
•breaches of security, whether by computer virus, break-in or otherwise;
•denial of access to our sites for failure to obtain required municipal or other regulatory approvals; and
•other factors which may cause interruptions in service or reduced capacity for our customers.

Our operations also rely on a stable supply of utilities service. We cannot assure you that future supply instability will not impair our ability to procure required utility services in the future, which could adversely impact our business, financial condition and results of operations.

ICS may be unable to maintain or expand its network in a timely manner or without undue cost.

Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost effective expansion of our network. Factors that could affect such build-out include:

•municipal or regional political events or local rulings;
•our ability to obtain permits to use public rights of way;
•state municipal elections and change of local government administration;
•our ability to generate cash flow or to obtain future financing necessary for such build-out;
•unforeseen delays, costs or impediments relating to the granting of municipal and state permits for our build-out; and

•
delays or disruptions resulting from physical damage, power loss, defective equipment or the failure of third party suppliers or contractors to meet their obligations in a timely and cost−effective manner; and regulatory and political risks, such as the revocation or termination of our concessions, the temporary seizure or permanent expropriation of assets, import and export controls, political instability, changes in the regulation of telecommunications and any future restrictions or easing of restrictions on the repatriation of profits or on foreign investment.

Although we believe that our cost estimates and expansion schedule are reasonable, we cannot assure you that the actual construction costs or time required to complete the build-out will not substantially exceed our current estimates. Any significant cost overrun or delay could hinder or prevent the successful implementation of our business plan, including the development of a significantly larger customer base, and result in revenues and net income being less than expected.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our domestic operations are subject to regulation by federal and state agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes may restrict or impose conditions on our ability to operate in designated areas and to provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are from time to time involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Moreover, new laws or regulations or changes to the existing regulatory framework could affect how we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

Service interruptions due to natural disasters or unanticipated problems with our network infrastructure could result in customer loss.

Natural disasters or unanticipated problems with our network infrastructure could cause interruptions in the services we provide. The failure of a switch and our back-up system would result in the interruption of service to the customers served by that switch until necessary repairs are completed or replacement equipment is installed. The successful operation of our network and its components is highly dependent upon our ability to maintain the network and its components in reliable enough working order to provide sufficient quality of service to attract and maintain customers. Any damage or failure that causes interruptions in our operations or lack of adequate maintenance of our network could result in the loss of customers and increased maintenance costs that would adversely impact our results of operations and financial condition.

We have backup data for our key information and data processing systems that could be used in the event of a catastrophe or a failure of our primary systems, and have established alternative communication networks where available. However, we cannot assure you that our business activities would not be materially disrupted if there were a partial or complete failure of any of these primary information technology systems or communication networks. Such failures could be caused by, among other things, software bugs, computer virus attacks or conversion errors due to system upgrading. In addition, any security breach caused by unauthorized access to information or systems, or intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, could have a material adverse effect on our business, results of operations and financial condition.

Our insurance coverage may not adequately cover losses resulting from the risks for which we are insured.

We maintain insurance policies for our network facilities and all of our corporate assets. This insurance coverage protects us in the event we suffer losses resulting from theft, fraud, natural disasters or other similar events or from business interruptions caused by such events. In addition, we maintain insurance policies for our directors and officers. We cannot assure you however, that such insurance will be sufficient or will adequately cover potential losses.

We could be adversely affected if major suppliers fail to provide needed equipment and services on a timely or cost-efficient basis or are unwilling to provide us credit on favorable terms or at all.

We rely on a few strategic suppliers and vendors to provide us with equipment, materials and services that we need in order to expand and to operate our business. There are a limited number of suppliers with the capability of providing the network equipment and platforms that our operations and expansion plans require or the services that we require to maintain our extensive and geographically widespread networks. In addition, because the supply of network equipment and platforms requires detailed supply planning and this equipment is technologically complex, it would be difficult for us to replace the suppliers of this equipment. Suppliers of cables that we need to extend and maintain our networks may suffer capacity constraints or difficulties in obtaining the raw materials required to manufacture these cables.

We also depend on network installation and maintenance services providers, equipment suppliers, call centers, collection agencies and sales agents, for network infrastructure, and services to satisfy our operating needs. Many suppliers rely heavily on labor; therefore, any work stoppage or labor relations problems affecting our suppliers could adversely affect our operations. Suppliers may, among other things, extend delivery times, raise prices and limit supply due to their own shortages and business requirements. Similarly, interruptions in the supply of telecommunications equipment for networks could impede network development and expansion. If these suppliers fail to deliver products and services on a timely and cost-efficient basis that satisfies our demands or are unwilling to sell to us on favorable credit terms or at all, we could experience disruptions, which could have an adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our corporate headquarters facility, which is located in New York, New York. Additionally, we lease administrative, technical and sales office space in various locations in the countries in which we operate. GMSL is headquartered in Chelmsford, United Kingdom, DBMG is headquartered in Phoenix, Arizona. We also lease space for switches operated by our Telecommunications segment. As of December 31, 2016, total leased space approximates 666,632 square feet and the total annual lease costs are approximately $5.4 million. The operating leases expire at various times, with the longest commitment expiring in 2027. In addition, DBMG owns operations, administrative, and sales offices located throughout the United States approximating 1,319,833 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

We own substantially all of the equipment required for our businesses which includes cable-ships and submersibles (used in our Marine Services segment), steel machinery and equipment (used in our Construction segment), and communications equipment (used in our Telecommunications segment), except that we lease certain vessels (as described under the "Business - Marine Services Segment" section). See Note 9. Property, Plant and Equipment, net, for additional detail regarding our property and equipment. HC2’s 11.0% Notes as well as the 11.0% Bridge Note are secured by substantially all of the Company’s assets. In addition, the DBMG Facility and GMSL Facility are secured by certain of the assets of DBMG and GMSL, respectively. See Note 13. Long-term Obligations, for additional detail regarding encumbrances affecting our property and equipment.

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

Primus/Xplornet License Matters

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

On January 19, 2016, PTCI sought and obtained an order under the Companies’ Creditors Arrangement Act from the Ontario Superior Court of Justice. PTCI received an Initial Order staying all proceedings against PTCI until February 26, 2016 - which it has moved to extend through September 2016. On February 25, 2016, the Ontario Superior Court of Justice extended the stay of proceedings until September 19, 2016. PTCI has advised the Company that this stays all proceedings against PTCI, Globility, and MIPPS, except against the Company.

In October 2016, the Company settled the matter. On November 8, 2016, the Court entered a consent order dismissing this action.

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG's Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. On February 28, 2017, the Court entered an order vacating the current scheduling order  and deadlines and giving the parties until April 21, 2017 to submit a stipulation of settlement or status report to the Court. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement. The Company believes that the settlement under discussion would not have a material effect on the Company's financial condition or operating results.

DBMG Wage and Hours Claims

On July 9, 2015, a putative class action wage and hour lawsuit was filed against SSC and Schuff International (now d/b/a DBMG) (collectively “Schuff”) in the Los Angeles County Superior Court BC587322, captioned Dylan Leonard, individually and on behalf of other members of the general public v. Schuff Steel Company and Schuff International, Inc. The complaint makes generic allegations of numerous violations of the California wage and hour laws and claims that Schuff failed to: pay for overtime, pay for meal and rest breaks, to fulfill its obligations under minimum wage laws, to timely pay business expenses, wages and final wages, to keep requisite payroll records, and to provide compliant wage statements. On August 11, 2015, another putative class action wage and hour lawsuit was filed against SSC in San Joaquin County Superior Court, 39-2015-003282720CU-OE-STK, captioned Pablo Dominguez, on behalf of himself and all other similarly situated v. Schuff Steel Company. The complaint alleges non-compliant wage statements and demands penalties pursuant to the California Labor Code. On October 11, 2015, an amended complaint was filed in the Dominguez claim pursuing only the statutory claim based on the non-compliant wage statements. On December 17, 2015, the matters were designated as the Schuff Steel Wage and Hour Cases and assigned a coordination trial judge. On August 4, 2016, the Court denied the Dominguez motion for continuance and determined that the claim for civil penalties ended when Mr. Dominguez passed away on August 10, 2015. The Company settled the remaining Dominguez claims under a confidential agreement which we believe will have no material adverse effect on us, and the case was dismissed on December 20, 2016. On January 17, 2017, counsel for Leonard agreed to dismiss the individual claims with prejudice and the class-action claims without prejudice; however the dismissal was not approved by Court due to failure to obtain the appropriate consent of the plaintiff. The Company believes that the allegations and claims set forth in the Complaint are without merit and intends to defend them vigorously, and that the matter will be disposed of.

Chemours Demand for Arbitration

On December 28, 2015, the Chemours Company Mexico S. de R.L de C.V. (“Chemours”) filed a Demand for Arbitration (the “Demand”) against SSC with the American Arbitration Association, International Centre for Dispute Resolution Case No. 01-15-0006-0956.  SSC had a purchase order to provide fabricated steel for the expansion of Line 2 at DuPont’s chemical plant in Altamira, Mexico (the “Project”).  The Demand seeks recovery of an alleged mistaken payment of approximately $5 million to SSC and additional damages in excess of $18 million for alleged breaches, including delays, failure to expedite, assignment of subcontracting clauses, and backcharges for additional costs and rework of fabricated steel provided for the Project.  On January 25, 2016, SSC filed an answer and counterclaim denying liability alleged by Chemours and seeking to recover the principal sum of approximately $0.3 million for unpaid work on the Project as well as an additional sum for damages due to alleged delays, impacts, and other wrongful conduct by Chemours and its agents. Document discovery has begun and an arbitration hearing is scheduled for March 2018. The Company believes that the allegations and claims set forth in the Demand are without merit and intends to defend them vigorously and aggressively pursue Chemours for additional monies owed and damages sustained.

CGI Class Action

On November, 28 2016, CGI, a subsidiary of the Company GAFRI, American Financial Group, Inc., and CIGNA Corporation were served with a class action complaint filed by John Fastrich and Universal Investment Services, Inc. in the United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to vesting of commissions. CGI believes that the allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.  To that end, CGI, GAFRI and CIGNA Corporation filed a joint motion to dismiss the complaint on  February 27, 2017.  The motion is pending and is not yet fully briefed.

Further, the Company and CGI are seeking defense costs and indemnification for any losses that may stem from the claims from GAFRI and Continental General Corporation (“CGC”).  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18,

2017, the Company and CGI filed a complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  GAFRI and CGC filed their answer on February 23, 2017.  The dispute is ongoing.

VAT assessment

On February 20, 2017, the Company's ICS subsidiary received a notice from Her Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) indicating that it was required to pay certain Value-Added Taxes (“VAT”) for the 2015 tax year.  ICS disagrees with HMRC’s assessment on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interests. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fibre cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $3.1 million in damages for overpayment to GSML and $1.2 million in liquidated damages for the period  September 2016 to October 2016, plus interest and costs.  GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2016, the total sum of GMSL invoices rejected by ASN are $10.7 million. ASN has also reserved their position on an additional $1.4 million of invoices already submitted to ASN and has indicated it will do so for future invoices. We believe that the allegations and claims by ASN are without merit, that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

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

The following table provides the intraday high and low sales prices for HC2's common stock as reported by the NYSE MKT for each quarterly period for the last two fiscal years.

	Common Stock
	High	Low
2016
1st Quarter	$5.29	$3.25
2nd Quarter	$4.81	$3.29
3rd Quarter	$5.49	$4.06
4th Quarter	$6.07	$3.80
2015
1st Quarter	$13.28	$7.04
2nd Quarter	$12.50	$8.16
3rd Quarter	$8.97	$5.20
4th Quarter	$8.09	$5.05

Holders of Common Stock

As of February 28, 2017, HC2 had approximately 3,350 holders of record of its common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividends

HC2 paid no dividends on its common stock in 2016 or 2015, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The 11.0% Notes Indenture and 11.0% Bridge Note contain covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The DBMG Facility and the GMSL Facility contain similar covenants applicable to DBMG and GMSL, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 13. Long-term Obligations to our consolidated financial statements for more detail concerning our 11.0% Notes, our 11.0% Bridge Note and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the year ended December 31, 2016.

Stock Performance Graph

The following graph compares the cumulative total returns on our common stock during the period from December 31, 2011 to December 31, 2016, to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index. The comparison assumes $100 was invested on December 31, 2011 in the common stock of HC2 as well as the indices and assumes further that all dividends were reinvested. HC2’s common stock began trading on the OTC Bulletin Board on July 1, 2009, on the NYSE on June 23, 2011, on the OTCQB on November 18, 2013, and on the NYSE MKT on December 29, 2014.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
HC2 Holdings, Inc. (HCHC)	$100.00	$117.16	$51.79	$153.19	$96.13	$107.76
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$116.07	$152.71	$165.21	$159.08	$188.88
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$107.45	$130.30	$128.72	$128.66	$135.77

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 “Financial Statements and Supplementary Data” and (iii) the information described below under “—Discontinued Operations.”

Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net revenue	$1,558,126	$1,120,806	$547,438	$230,686	$302,959
Income (loss) from operations	(1,421)	713	(13,991)	(39,136)	(51,896)
Loss from continuing operations	(97,431)	(35,741)	(11,686)	(17,612)	(44,871)
Income (loss) from discontinued operations	—	(21)	(146)	129,218	72,740
Net loss	(97,431)	(35,762)	(11,832)	111,606	27,869
Net loss attributable to HC2 Holdings, Inc.	(94,549)	(35,565)	(14,391)	111,606	27,887
Net loss attributable to common stock and participating preferred stockholders	(105,398)	(39,850)	(16,440)	111,606	27,887

Interest expense	(43,375)	(39,017)	(12,347)	(8)	(27)
Income tax (expense) benefit	(51,638)	10,882	22,869	7,442	3,132

Per Share Data:
Income (loss) per common share:
Basic loss per share	$(2.83)	$(1.50)	$(0.82)	$(1.25)	$(3.24)
Diluted loss per share	$(2.83)	$(1.50)	$(0.83)	$7.95	$2.02

Weighted average common shares outstanding:
Basic	37,260	26,482	19,729	14,047	13,844
Diluted	37,260	26,482	19,729	14,047	13,844
Dividends declared per basic weighted average common shares outstanding	—	$—	$—	$8.58	$4.09

Balance Sheet Data (in thousands):

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$115,371	$158,624	$107,978	$8,997	$23,197
Total assets	$2,835,276	$2,742,512	$712,163	$87,680	$301,190
Total long-term obligations	$428,496	$371,876	$335,531	$—	$127,112
Total liabilities	$2,735,852	$2,569,247	$563,919	$33,271	$232,687
Total HC2 Holdings, Inc. stockholders’ equity, before noncontrolling interest	$44,215	$94,030	$79,187	$54,409	$68,503

Cash Flow and Related Data (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net cash (used in) provided by operating activities	$79,148	$(27,914)	$5,744	$(20,315)	$23,569
Purchases of property, plant and equipment	$(29,048)	$(21,324)	$(5,819)	$(12,577)	$(31,747)
Depreciation and amortization	$28,863	$32,455	$11,069	$23,964	$43,239

Discontinued Operations Data

In 2012 and 2013, we reclassified several segments as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. As it pertains to ICS, we reclassified ICS’s operations as a continuing operation effective as of the fourth quarter of 2013; accordingly, the revenue, costs and expenses are now included in the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss, as applicable, from discontinued operations. There have been no reclassifications of any of our subsidiaries as discontinued operations in 2014, 2015 or 2016 in the consolidated statement of operations. The following provides information about the operations that are classified as discontinued operations in the consolidated statement of operations for certain prior periods.

ICS. During the second quarter of 2012, the HC2 Board of Directors committed to dispose of ICS and as a result classified ICS as a discontinued operation. In December 2013, based on management’s assessment of the requirements under ASC No. 360, “Property, Plant and Equipment” (“ASC 360”), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the HC2 Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, the Company has applied retrospective adjustments for 2012 to reflect the effects of the Company’s decision to cease its sale process of ICS that occurred as of December 31, 2013.

BLACKIRON Data. In the second quarter of 2013, the Company sold its BLACKIRON Data segment. As a result, the Company has applied retrospective adjustments for 2012 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

North America Telecom. In the third quarter of 2013, the Company completed the initial closing of the sale of its North America Telecom segment. In conjunction with the initial closing, the Company redeemed its outstanding debt. Because the debt was required to be repaid as a result of the sale of North America Telecom, the interest expense and loss on early extinguishment or restructuring of debt of HC2 Holdings, Inc. has been allocated to discontinued operations. The closing of the sale of Primus Telecommunications, Inc. ("PTI") (the remaining portion of the North America Telecom segment subject to the applicable purchase agreement) was completed on July 31, 2014. Prior to the closing, PTI had been included in discontinued operations as a result of being held for sale. As a result, the Company has applied retrospective adjustments for 2012 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2012.

Australia. During the second quarter of 2012, the Company sold its Australian segment. As a result, the Company has reflected the effects of the discontinued operations that occurred subsequent to such date.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net revenue	$—	$—	$7,530	$132,515	$375,264
Operating expenses	—	38	7,610	119,392	343,263
Income (loss) from operations	—	(38)	(80)	13,123	32,001
Interest expense	—	—	(17)	(11,362)	(24,621)
Loss on early extinguishment or restructuring of debt	—	—	—	(21,124)	(21,682)
Other income (expense), net	—	4	(60)	(51)	283
Foreign currency transaction loss	—	—	—	(378)	(2,550)
Loss before income tax (expense) benefit	—	(34)	(157)	(19,792)	(16,569)
Income tax (expense) benefit	—	13	132	171	(4,956)
Loss from discontinued operations	$—	$(21)	$(25)	$(19,621)	$(21,525)

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

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Construction (DBMG), Marine Services (GMSL), Energy (ANG), Telecommunications (ICS), Insurance (CIG), Life Sciences (Pansend), and Other, which includes non-controlling assets that do not meet the separately reportable segment thresholds.

We continually evaluate acquisition opportunities, as well as monitor a variety of key indicators of our underlying platform companies in order to maximize stakeholder value. These indicators include, but are not limited to revenue, cost of revenue, operating profit, Adjusted EBITDA and free cash flow. Furthermore, we work very closely with our subsidiary platform executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing or operational needs at the subsidiary level. We believe, this close relationship allows us to capture synergies within the organization, across all platforms and strategically position the Company for ongoing growth and value creation.

The potential for additional acquisitions and new business opportunities, while strategic, may result in acquiring assets unrelated to our current or historical operations. As part of any acquisition strategy, we may raise capital in the form of debt and/or equity securities (including preferred stock) or a combination thereof. We have broad discretion and experience in identifying and selecting acquisition and business combination opportunities and the industries in which we seek such opportunities. Many times, we face significant competition for these opportunities, including from numerous companies with a business plan similar to ours. As such, there can be no assurance that any of the past or future discussions we have had or may have with candidates will result in a definitive agreement and if they do, what the terms or timing of any potential agreement would be. As part of our acquisition strategy, we may utilize a portion of our available cash to acquire interests in possible acquisition targets. Any securities acquired are marked to market and may increase short-term earnings volatility as a result.

We believe our track record, our platform and our strategy will enable us to deliver strong financial results, while positioning our Company for long-term growth. We believe the unique alignment of our executive compensation program, with our objective of increasing long-term stakeholder value, is paramount to executing our vision of long-term growth, while maintaining our disciplined approach. Having designed our business structure to not only address capital allocation challenges over time, but also maintain the flexibility to capitalize on opportunities during periods of market volatility, we believe the combination thereof positions us well to continue to build long-term stakeholder value.

Our Operations

Refer to Note 1. Organization and Business to our audited financial statements included elsewhere in this Report on Form 10-K for additional information.

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

Telecommunications

Net revenue within the wholesale telecommunications business can fluctuate throughout the year due to seasonal events.  The first quarter of the year is typically the softest quarter, increasing through the remainder of the year as religious holidays along with typical end-of-year revenue increases are realized. While seasonality is a factor, the wholesale telecommunications business relies heavily on its sales efforts and customers relationships to drive sales and net margin throughout the year.

Recent Developments

Debt Issuance

In January 2017, HC2 issued $55.0 million in aggregate principal amount of 11.0% Notes. These new notes were issued as additional notes under the 11.0% Notes Indenture, pursuant to which HC2 had previously issued $307 million in aggregate principal amount of 11.0% Notes. These new notes constitute part of a single class of securities with the existing 11.0% Notes for all purposes and have the same terms as the existing 11.0% Notes. The net proceeds from these new 11.0% Notes were used to refinance all $35 million in aggregate principal amount of the 11.0% Bridge Note, for working capital, and for general corporate purposes (including the financing of potential future acquisitions and investments). Refer to Note 26. Subsequent Events for further details.

Acquisitions

DBMG

In October 2016, DBMG acquired the detailing and Building Information Modeling (“BIM”) management business of PDC. The new businesses provide steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America.

In November 2016, DBMG acquired BDS. BDS provides steel detailing, rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe. The acquisition closed on November 1, 2016.

ANG

ANG has acquired Questar Fueling Company, a subsidiary of Questar Corporation, and Constellation CNG, LLC, formerly a subsidiary of Constellation, in two separate transactions, which closed on December 16, 2016, and December 20, 2016, respectively. As a result of the acquisitions ANG acquired 18 CNG fueling stations, and it now owns and operates 40 fueling stations in 13 states across the United States, including stations in process and under development, an increase from the two stations owned at the time of HC2’s initial investment in ANG in August 2014.

GMSL

In February 2016, the Company purchased a 60% controlling interest in CWind. Subsequently, on November 1, 2016, we completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind.

Step-up Acquisitions

During the year ended December 31, 2016, the Company completed the acquisitions of additional interests in and thereby control of NerVve and BeneVir.

Refer to Note 3. Business Combinations, for further detail regarding acquisitions completed during the years ended December 31, 2016 and 2015.

Preferred Share Conversions

On August 19, 2016, the Company converted 9,000 shares of the Company's Series A-1 Convertible Participating Preferred Stock held by affiliates of Luxor Capital Partners, LP ("Luxor") into 2,119,765 shares of the Company's common stock and 1,000 shares of the Company's Series A Convertible Participating Preferred Stock held by Corrib Master Fund, Ltd. ("Corrib") into 238,492 shares of the Company's common stock.

On October 7, 2016, the Company converted and exchanged all of Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD.'s ("Hudson") 12,500 shares of the Company's Series A Convertible Participating Preferred Stock into a total of 3,751,838 shares of HC2's common stock.

Refer to Note 19. Equity, for further detail of the Preferred Share conversions and equity activity completed during the years ended December 31, 2016 and 2015.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015, and the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015, and the year ended December 31, 2015 compared to the year ended December 31, 2014

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the year-end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net revenue
Construction	$502,658	$513,770	$348,318	$(11,112)	$165,452
Marine Services	161,864	134,926	35,328	26,938	99,598
Insurance	142,457	2,865	—	139,592	2,865
Telecommunications	735,043	460,355	161,953	274,688	298,402
Energy	6,430	6,765	1,839	(335)	4,926
Other	9,674	2,125	—	7,549	2,125
Total net revenue	1,558,126	1,120,806	547,438	437,320	573,368

Income (loss) from operations
Construction	49,639	42,114	26,358	7,525	15,756
Marine Services	(323)	10,898	(3,779)	(11,221)	14,677
Insurance	(812)	(176)	—	(636)	(176)
Telecommunications	4,150	238	(1,840)	3,912	2,078
Energy	(330)	(888)	(491)	558	(397)
Life Sciences	(10,389)	(6,404)	(4,762)	(3,985)	(1,642)
Other	(5,756)	(6,198)	(221)	442	(5,977)
Non-operating Corporate	(37,600)	(38,871)	(29,256)	1,271	(9,615)
Total income (loss) from operations	(1,421)	713	(13,991)	(2,134)	14,704

Interest expense	(43,375)	(39,017)	(12,347)	(4,358)	(26,670)
Loss on early extinguishment or restructuring of debt	—	—	(11,969)	—	11,969
Net loss on contingent consideration	(8,929)	—	—	(8,929)	—
Income (loss) from equity investees	10,768	(1,499)	3,050	12,267	(4,549)
Other income (expense), net	(2,836)	(6,820)	702	3,984	(7,522)
Loss from continuing operations before income taxes	(45,793)	(46,623)	(34,555)	830	(12,068)

Income tax (expense) benefit	(51,638)	10,882	22,869	(62,520)	(11,987)
Loss from continuing operations	(97,431)	(35,741)	(11,686)	(61,690)	(24,055)
Loss from discontinued operations	—	(21)	(146)	21	125
Net loss	(97,431)	(35,762)	(11,832)	(61,669)	(23,930)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,882	197	(2,559)	2,685	2,756
Net loss attributable to HC2 Holdings, Inc.	(94,549)	(35,565)	(14,391)	(58,984)	(21,174)
Less: Preferred stock and deemed dividends from conversions	10,849	4,285	2,049	6,564	2,236
Net loss attributable to common stock and participating preferred stockholders	$(105,398)	$(39,850)	$(16,440)	$(65,548)	$(23,410)

Net revenue: Net revenue for the year ended December 31, 2016 increased by $437.3 million, or 39.0% from $1,120.8 million for the year ended December 31, 2015 to $1,558.1 million for the year ended December 31, 2016. This increase was due primarily to our Telecommunications segment, as a result of growth in wholesale traffic volumes, the addition of revenues associated with our Insurance Company which was acquired in December 2015, and an increase in revenue in our Marine Services segment driven by increased maintenance revenues as a result of the CWind acquisition.

Net revenue for the year ended December 31, 2015 increased $573.4 million, or 104.7%, to $1,120.8 million from $547.4 million for the year ended December 31, 2014. This increase was primarily due to the growth in the Telecommunications segment along with the added contributions from our Construction and Marine Services segments, both of which were acquired in 2014.

Income (loss) from operations: Income from operations for the year ended December 31, 2016 decreased $2.1 million to a loss of $1.4 million from income of $0.7 million for the year ended December 31, 2015. The decrease was due primarily to a reduction in operating income of our Marine Services segment, primarily due to unutilized vessel costs due to timing of projects, and losses from telecommunications installation projects, and an increase in operating loss in our Life Sciences segment due to increased research and development costs. This was partially offset by an increase in operating profit in our Construction segment driven by higher margins through continued focus on more complex projects and an increase in operating profit of our Telecommunications segment driven by higher revenues.

Income (loss) from operations for the year ended December 31, 2015 increased to income of $0.7 million from an operating loss of $14.0 million for the year ended December 31, 2014. The positive results were primarily due to increased contributions from our Construction and Marine Services segments of $30.4 million, partially offset by decreases in our remaining segments of $15.7 million.

Interest expense: Interest expense was $43.4 million and $39.0 million for the year ended December 31, 2016 and 2015, respectively. The increase was primarily due to the full year impact of the increase in the amount of our 11.0% Notes outstanding when compared to the same period last year, and additional debt assumed as a result of the CWind acquisition.

Interest expense was $39.0 million and $12.3 million for the year ended December 31, 2015 and 2014, respectively. The increase in interest expense was primarily due to the full year impact of the issuance of the initial $250 million of HC2's 11.0% Notes and other 11.0% Notes throughout 2015.

Net loss on contingent consideration: Net loss on contingent consideration was $8.9 million, largely driven by a contingency reserve established by the Company related to the Insurance acquisition, offset by a gain recognized by our Marine segment related to settlement of contingent consideration upon the purchase of the remaining interest of CWind.

Income (loss) from equity investees: Income (loss) from equity investees was income of $10.8 million and a loss of $1.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in income was driven by growth in joint venture income in our Marine Services segment, principally from its equity interests in HMN and S.B. Submarine Systems ("SBSS") which have increased income through sustained growth in the period, and by our Other segment as a result of a reduction in our share of losses recognized from our Inseego (f/k/a Novatel Wireless) investment. This was offset in part by our Life Sciences segment driven by increased losses of our equity investment in MediBeacon.

Income (loss) from equity investees was a loss of $1.5 million and income of $3.1 million for the years ended December 31, 2015 and 2014, respectively.  The change was due primarily due to the full year impact of investments within our Other segment that were made in the second half of 2014 which operated at a net loss.

Other income (expense), net: Other expense decreased to $2.8 million from $6.8 million for the years ended December 31, 2016 and 2015, respectively. The decrease in expense was partly driven by net gains on step acquisitions, net gain on mark to market adjustments of derivative instruments, an increase in foreign currency transaction gains and the one-time settlement payment to our preferred holders in 2015, partially offset by impairments of investments.

Other income (expense), net was an expense of $6.8 million and income of $0.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in expense was due to the settlement payment to our preferred holders, partially offset by interest income and net gains related to our long-term investments.

Income tax (expense) benefit: Income tax benefit (expense) was ($51.6) million and $10.9 million for the years ended December 31, 2016 and 2015, respectively. The amount recorded primarily relates to the establishment of valuation allowances on the deferred tax assets of the HC2 Holdings, Inc. U.S. consolidated filing group and Insurance Companies through continuing operations. Additionally, the tax benefits associated with losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Income tax benefits were $10.9 million and $22.9 million for the years ended December 31, 2015 and 2014, respectively. The benefit recorded in both periods relate to losses generated for which we expected to obtain benefits in the future. The tax benefit associated with losses generated by certain businesses that do not qualify to be included in the U.S. consolidated income tax return are being reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. In addition, Genovel was no longer eligible to be included in the HC2's U.S. consolidated income tax return in July 2015, therefore, a full valuation allowance was recorded against the Genovel deferred tax assets during the third quarter of 2015.

Preferred stock dividends and accretion: Preferred stock dividends and accretion was $10.8 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. The increase is a result of inducements to certain preferred shareholders for the conversion of their Preferred Stock into the Company's common stock.

Preferred stock dividends and accretion was $4.3 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was due to the full year impact of cash dividends on the preferred stock issued in 2014 and additional preferred stock issued in 2015.

Segment Results of Operations

We have included below certain pro forma results of operations for the Construction, Marine Services and Energy operating segments for the year ended December 31, 2014. These pro forma results give effect to the acquisitions of DBMG, GMSL and ANG as if they had occurred on January 1, 2013. The pro forma results of operations were derived from the unaudited historical financial statements of DBMG for the five months ended May 26, 2014; of GMSL for the nine months ended September 30, 2014; and of ANG for the seven months ended July 31, 2014. Certain pro forma amounts for the years ended December 31, 2014 were adjusted for the impact of purchase price accounting adjustments. Management believes that presenting pro forma results is important to understanding the Company’s financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of their respective dates, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

In the following tables, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs and (iii) asset impairment expense, which are presented as individual lines within Consolidated Statements of Operations.

Construction Segment

Presented below is a table that summarizes the results of operations of our Construction segment and compares the amount of the change between the year end periods (in thousands):

	Years Ended December 31,				Increase / (Decrease)
	2016	2015	2014	2014 Pro Forma	2016 compared to 2015	2015 compared to 2014 Pro Forma
Net revenue	$502,658	$513,770	$348,318	$526,059	$(11,112)	$(12,289)

Cost of revenue	399,972	430,133	295,706	445,882	(30,161)	(15,749)
Selling, general and administrative expenses	49,490	39,249	25,203	39,500	10,241	(251)
Depreciation and amortization	1,894	2,016	1,053	4,313	(122)	(2,297)
Other operating (income) expense	1,663	258	(2)	206	1,405	52
Income (loss) from operations	$49,639	$42,114	$26,358	$36,158	$7,525	$5,956
Pro Forma adjustments included above:
Net revenue				$(177,741)
Cost of revenue				(150,176)
Selling, general and administrative expenses				(14,297)
Depreciation and amortization				(3,260)
Other operating income (expense)				(208)
Income (loss) from operations				$26,358
Net revenue: Net revenue from our Construction segment for the year ended December 31, 2016 decreased $11.1 million, or 2.2%, to $502.7 million from $513.8 million for the year ended December 31, 2015. The decrease was primarily due to continued softness in industrial market opportunities, particularly impacting the Gulf Coast region, as well as from the delayed start of several large-scale commercial projects in the Southwest and Pacific regions, which are currently in the design phase.

Net revenue from our Construction segment for the year ended December 31, 2015 increased $165.5 million, to $513.8 million from $348.3 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Construction segment for the year ended December 31, 2015 decreased $12.3 million to $513.8 million from $526.1 million for the year ended December 31, 2014. The decrease was primarily due to softness in industrial market opportunities, including automotive plant and oil and gas projects in the Midwest and Gulf Coast regions as well as decreases in the Southeast and Southwest regions, partially offset by an increase in the Pacific region’s large scale commercial projects.

Cost of revenue: Cost of revenue from our Construction segment for the year ended December 31, 2016 decreased $30.2 million, or 7.0%, to $400.0 million from $430.1 million for the year ended December 31, 2015. The decrease was primarily due to better than bid performance on large commercial projects completed in 2016.

Cost of revenue from our Construction segment for the year ended December 31, 2015 increased $134.4 million, to $430.1 million from $295.7 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Construction segment for the year ended December 31, 2015 decreased $15.7 million, to $430.1 million from $445.9 million for the year ended December 31, 2014. The decrease was primarily due to the increase in revenues and cost savings in the Pacific regions.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2016 increased $10.2 million, or 26.1%, to $49.5 million from $39.2 million for the year ended December 31, 2015. The increase was due primarily to acquisition expenses, higher compensation expense and professional fees.

Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2015 increased $14.0 million, to $39.2 million from $25.2 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Construction segment for the year ended December 31, 2015 decreased $0.3 million to $39.2 million from $39.5 million for the year ended December 31, 2014.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the year ended December 31, 2016 decreased $0.1 million, to $1.9 million from $2.0 million for the year ended December 31, 2015.

Depreciation and amortization from our Construction segment for the year ended December 31, 2015 increased $1.0 million, to $2.0 million from $1.1 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Construction segment for the year ended December 31, 2015 decreased $2.3 million to $2.0 million from $4.3 million for the year ended December 31, 2014.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the year ended December 31, 2016 increased by $1.4 million to an expense of $1.7 million from an expense of $0.3 million in the year ended December 31, 2015. The increase was primarily driven by an increased loss on disposal of assets held for sale in the current year when compared to the year ended December 31, 2015.

Other operating (income) expense from our Construction segment for the year ended December 31, 2015 increased by $0.3 million to an expense of $0.3 million from income of less than $0.1 million in the year ended December 31, 2014. On a pro forma basis, other operating income from our Construction segment for the year ended December 31, 2015 increased $0.1 million to an expense of $0.3 million from an expense of $0.2 million for the year ended December 31, 2014.

Marine Services Segment

Presented below is a table that summarizes the results of operations of our Marine Services segment and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,				Increase / (Decrease)
	2016	2015	2014	2014 Pro Forma	2016 compared to 2015	2015 compared to 2014 Pro Forma
Net revenue	$161,864	$134,926	$35,328	$163,595	$26,938	$(28,669)

Cost of revenue	121,687	92,959	23,466	109,914	28,728	(16,955)
Selling, general and administrative expenses	18,501	11,889	10,832	11,934	6,612	(45)
Depreciation and amortization	22,008	18,771	4,809	18,630	3,237	141
Other operating (income) expense	(9)	409	—	104	(418)	305
Income (loss) from operations	$(323)	$10,898	$(3,779)	$23,013	$(11,221)	$(12,115)
Pro Forma adjustments included above:

Net revenue	$(128,267)
Cost of revenue	(86,448)
Selling, general and administrative expenses	(1,102)
Depreciation and amortization	(13,821)
Other operating income (expense)	(104)
$(3,779)

Net revenue: Net revenue from our Marine Services segment for the year ended December 31, 2016 increased $26.9 million to $161.9 million from $134.9 million for the year ended December 31, 2015. The increase is due primarily to increased maintenance contract revenues driven by the addition of offshore maintenance and services revenues primarily from CWind which was acquired in February 2016.

Net revenue from our Marine Services segment for the year ended December 31, 2015 increased $99.6 million to $134.9 million from $35.3 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Marine Services segment for the year ended December 31, 2015 decreased $28.7 million to $134.9 million from $163.6 million for the year ended December 31, 2014. The decrease can be primarily attributed to a reduction in the number of installation projects as a result of market conditions along with an unfavorable movement in foreign currency, which was partially offset by an increase in telecommunications maintenance contract revenues.

Cost of revenue: Cost of revenue from our Marine Services segment for the year ended December 31, 2016 increased $28.7 million to $121.7 million from $93.0 million for the year ended December 31, 2015. The increase in cost of revenue was due partly to the addition of resource and vessel costs of CWind, unutilized vessel costs due to timing of installation projects, and losses on telecommunications installation projects which resulted from administrative delays by the customers and adverse weather conditions arriving earlier in the season.

Cost of revenue from our Marine Services segment for the year ended December 31, 2015 increased $69.5 million to $93.0 million from $23.5 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Marine Services segment for the year ended December 31, 2015 decreased $17.0 million to $93.0 million from $109.9 million for the year ended December 31, 2014. The decrease was primarily due to the reduced number of installation projects compared to the previous period.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2016 increased $6.6 million to $18.5 million from $11.9 million for the year ended December 31, 2015. The increase was due primarily to the addition of selling, general and administrative expenses of CWind.

Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2015 increased $1.1 million to $11.9 million from $10.8 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2015 remained flat at $11.9 million when compared to the prior year.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the year ended December 31, 2016 increased $3.2 million, or 17.2%, to $22.0 million from $18.8 million for the year ended December 31, 2015. The increase was due primarily to the acquired CWind assets.

Depreciation and amortization from our Marine Services segment for the year ended December 31, 2015 increased $14.0 million to $18.8 million from $4.8 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Marine Services segment for the year ended December 31, 2015 increased $0.1 million to $18.8 million from $18.6 million for the year ended December 31, 2014.

Insurance Segment

We acquired our Insurance operations on December 24, 2015 and consequently, results for 2015 in the table below only represent six days of activity. Presented below is a table that summarizes the results of operations of our Insurance segment and describes the activity for the year-ended December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015
Life, accident and health earned premiums, net	$79,406	$1,578
Net investment income	58,032	1,031
Net realized gains on investments	5,019	256
Net revenue	142,457	2,865

Policy benefits, changes in reserves, and commissions	123,182	2,245
Selling, general and administrative	21,456	794
Depreciation and amortization	(3,769)	2
Other operating expense	2,400	—
Income from operations	$(812)	$(176)

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net were $79.4 million for the year ended December 31, 2016 and consisted primarily of premiums earned on long-term care insurance policies totaling $70.6 million.

Net investment income: Net investment income consists primarily of interest income and dividends earned from investments in fixed maturity and equity securities, respectively. The $58.0 million of net investment income for the year ended December 31, 2016 was primarily driven by interest income, net of amortization of the discount or premium of $54.7 million, and dividends of $2.3 million.

Net realized gains on investments: Realized gains on investments of $5.0 million for the year ended December 31, 2016 resulted primarily from sales of low yield fixed maturity securities, fixed maturity securities with a risk of credit downgrades, and mark to market adjustments on certain securities accounted for under ASC 815. Sales resulted in net realized gains of $6.7 million and changes in fair value of securities resulted in net realized losses of $1.5 million.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the year ended December 31, 2016, were $123.2 million which consisted of benefit expenses and reserve changes for long-term care, life and annuity policies, and renewal commissions paid to agents. The reserve has increased during the period due primarily to the interest earned on the beginning reserve balances plus premiums received during period exceeding benefits paid out during the periods.

Selling, general and administrative: Selling, general and administrative expenses of $21.5 million for the year ended December 31, 2016 were primarily the result of (i) salaries and benefits of $10.2 million, (ii) post-acquisition transaction services provided by the Seller Parties of $4.8 million pursuant to the Transition Services Agreement and the Administrative Services Agreement, (iii) accounting, actuarial, legal and tax consulting services of $4.2 million, and (iv) premium taxes of $0.9 million, all respectively.

Depreciation and amortization: Depreciation and amortization of $3.8 million for the year ended December 31, 2016 was largely driven by the amortization of negative value of business acquired ("VOBA"). For a description of the VOBA recognized with respect to the acquisition of the Insurance Companies, see Note 2. Summary of Significant Accounting Policies.

Telecommunications Segment

Beginning in 2015, the Telecommunications segment undertook a change in strategy and a shift in sales focus towards larger telecommunications carriers with higher volume opportunity and characteristically lower credit risk. As a result, the significant increase in volumes and revenue have been accompanied by a reduction in collectability risk and costs to collect, but at a lower average margin contribution than in prior periods.

Presented below is a table that summarizes the results of operations of our Telecommunications segment and compares the amount of the change between the year- end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net revenue	$735,043	$460,355	$161,953	$274,688	$298,402

Cost of revenue	721,219	451,697	154,346	269,522	297,351
Selling, general and administrative expenses	8,280	6,769	8,788	1,511	(2,019)
Depreciation and amortization	507	417	528	90	(111)
Other operating expense	887	1,234	131	(347)	1,103
Income (loss) from operations	$4,150	$238	$(1,840)	$3,912	$2,078

Net revenue: Net revenue from our Telecommunications segment for the year ended December 31, 2016 increased $274.7 million, or 59.7%, to $735.0 million from $460.4 million for the year ended December 31, 2015. The increase was due primarily to growth in wholesale traffic volumes driven by the changing regulatory environment throughout the European market combined with continued business growth in the Middle East region.

Net revenue from our Telecommunications segment for the year ended December 31, 2015 increased $298.4 million, or 184.3%, to $460.4 million from $162.0 million for the year ended December 31, 2014. The increase is primarily attributable to growth in wholesale traffic volumes due to continued expansion in the scale and number of customer relationships.

Cost of revenue: Cost of revenue from our Telecommunications segment for the year ended December 31, 2016 increased $269.5 million, or 59.7%, to $721.2 million from $451.7 million for the year ended December 31, 2015. The increase is directly correlated to the growth in wholesale traffic volumes.

Cost of revenue from our Telecommunications segment for the year ended December 31, 2015 increased $297.4 million, or 192.7%, to $451.7 million from $154.3 million for the year ended December 31, 2014. The increase is directly correlated to the growth in wholesale traffic volumes.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2016 increased $1.5 million, or 22.3%, to $8.3 million from $6.8 million for the year ended December 31, 2015. The increase was due primarily to a higher bonus and commission expense as a result of improved sales force performance, as well as from an increase in operational support costs.

Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2015 decreased $2.0 million, or 23.0%, to $6.8 million from $8.8 million for the year ended December 31, 2014. The decrease was primarily due to the consolidation of functions with a focus on cost savings.

Depreciation and amortization: Depreciation and amortization from our Telecommunications segment for the year ended December 31, 2016 increased $0.1 million, or 21.6%, to $0.5 million from $0.4 million for the year ended December 31, 2015.

Depreciation and amortization from our Telecommunications segment for the year ended December 31, 2015 decreased $0.1 million, or 21.0%, to $0.4 million from $0.5 million for the year ended December 31, 2014. The decrease was primarily due to non-comparative equipment disposal in 2014.

Other operating (income) expense: Other operating expense from our Telecommunications segment for the year ended December 31, 2016 decreased $0.3 million. In 2015, the Telecommunications segment recognized a lease impairment on a legacy switch site recorded in fiscal year 2015 that was no longer in effect for the corresponding period for 2016.

Other operating (income) expense from our Telecommunications segment for the year ended December 31, 2015 increased $1.1 million, to $1.2 million of expense from $0.1 million of expense for the year ended December 31, 2014. The increase was primarily due to a lease impairment on a legacy switch site.

Energy Segment

Presented below is a table that summarizes the results of operations of our Energy segment and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,				Increase / (Decrease)
	2016	2015	2014	2014 Pro Forma	2016 compared to 2015	2015 compared to 2014 Pro Forma
Net revenue	$6,430	$6,765	$1,839	$2,545	$(335)	$4,220

Cost of revenue	2,553	3,871	824	1,287	(1,318)	2,584
Selling, general and administrative expenses	1,958	2,147	1,178	1,616	(189)	531
Depreciation and amortization	2,249	1,635	328	1,009	614	626
Income (loss) from operations	$(330)	$(888)	$(491)	$(1,367)	$558	$479
Pro Forma adjustments included above:
Net revenue				$(706)
Cost of revenue				(463)
Selling, general and administrative expenses				(438)
Depreciation and amortization				(681)
				$(491)

Net revenue: Net revenue from our Energy segment for the year ended December 31, 2016 decreased $0.3 million to $6.4 million from $6.8 million for the year ended December 31, 2015. The decrease was driven by a reduction in design and build project revenues, which was largely offset by an increase in CNG sales volumes, resulting largely from the inclusion of sales from newly developed and acquired fueling stations.

Net revenue from our Energy segment for the year ended December 31, 2015 increased $4.9 million to $6.8 million from $1.8 million for the year ended December 31, 2014. On a pro forma basis, net revenue from our Energy segment for the year ended December 31, 2015 increased $4.2 million to $6.8 million from $2.5 million for the year ended December 31, 2014. The actual and pro forma increases were primarily due to an increase in design and build project revenues and an increase in the number of fueling stations driving increased CNG sales volumes.

Cost of revenue: Cost of revenue from our Energy segment for the year ended December 31, 2016 decreased $1.3 million to $2.6 million from $3.9 million for the year ended December 31, 2015. The decrease was due primarily to the reduction in design and build project revenues, which typically generate higher cost of revenue and lower margin than recurring revenues generated through compressed natural gas sales from our owned, operated and maintained fueling stations.

Cost of revenue from our Energy segment for the year ended December 31, 2015 increased $3.0 million to $3.9 million from $0.8 million for the year ended December 31, 2014. On a pro forma basis, cost of revenue from our Energy segment for the year ended December 31, 2015 increased $2.6 million to $3.9 million from $1.3 million for the year ended December 31, 2014. The increase across all actual and pro forma comparative periods was primarily due to the increase in net revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2016 decreased $0.2 million to $2.0 million from $2.1 million for the year ended December 31, 2015, driven by lower salary costs.

Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2015 increased $1.0 million to $2.1 million from $1.2 million for the year ended December 31, 2014. On a pro forma basis, selling, general and administrative expenses from our Energy segment for the year ended December 31, 2015 increased $0.5 million to $2.1 million from $1.6 million for the year ended December 31, 2014. The actual and pro forma increases were primarily due to an increase in payroll and benefits as a result of increased employee headcount, as well as increases in insurance costs and professional fees that can be attributed to growth in the business.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the year ended December 31, 2016 increased $0.6 million to $2.2 million from $1.6 million for the year ended December 31, 2015. The increase was primarily due to the increase in the number of natural gas fueling stations placed in service.

Depreciation and amortization from our Energy segment for the year ended December 31, 2015 increased $1.3 million to $1.6 million from $0.3 million for the year ended December 31, 2014. On a pro forma basis, depreciation and amortization from our Energy segment for the year ended December 31, 2015 increased $0.6 million to $1.6 million from $1.0 million for the year ended December 31, 2014. The actual and pro forma increases were primarily due to the increase in the number of natural gas filling stations placed in service.

Life Sciences Segment

Presented below is a table that summarizes the results of operations of our Life Sciences segment and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Selling, general and administrative expenses	$10,265	$6,383	$4,761	$3,882	$1,622
Depreciation and amortization	124	21	1	103	20
Income (loss) from operations	$(10,389)	$(6,404)	$(4,762)	$(3,985)	$(1,642)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2016 increased $3.9 million, or 60.8%, to $10.3 million from $6.4 million for the year ended December 31, 2015. The increase was primarily due to progress driven increases in clinical expenses, research and development, and payroll and benefits at R2, and the impact of BeneVir as a consolidating entity during the three months ended March 31, 2016 as a result of HC2's additional investment.

Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2015 increased $1.6 million, or 34.1%, to $6.4 million from $4.8 million for the year ended December 31, 2014. The increase was primarily due to headcount additions, professional fees, research and development and travel expenses associated with early-stage companies formed in 2014.

Other Segment

Presented below is a table that summarizes the results of operations of our Other segment and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net revenue	$9,674	$2,125	$—	$7,549	$2,125

Cost of revenue	8,610	3,963	—	4,647	3,963
Selling, general and administrative expenses	5,340	2,426	221	2,914	2,205
Depreciation and amortization	1,480	1,934	—	(454)	1,934
Income (loss) from operations	$(5,756)	$(6,198)	$(221)	$442	$(5,977)

Net revenue: Net revenue from our Other segment for the year ended December 31, 2016 increased $7.5 million, or 355.2%, to $9.7 million from $2.1 million for the year ended December 31, 2015. The increase was primarily driven by the release of the NASCAR® Heat Evolution game in September 2016.

Cost of revenue: Cost of revenue from our Other segment for the year ended December 31, 2016 increased $4.6 million, or 117.3%, to $8.6 million from $4.0 million for the year ended December 31, 2015. The increase was primarily driven by an increase in royalties, disc manufacturing, and game development costs related to the NASCAR® Heat Evolution game.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the year ended December 31, 2016 increased $2.9 million, or 120.1%, to $5.3 million from $2.4 million for the year ended December 31, 2015. The increase was due to compensation, marketing and advertising expenses associated with the release of console and PC versions of the NASCAR® Heat Evolution game.

Selling, general and administrative expenses from our Other segment for the year ended December 31, 2015 increased $2.2 million to $2.4 million from $0.2 million for the year ended December 31, 2014. The increase was primarily due to the growth of the business through increases in headcount, professional fees and travel and entertainment associated with the release of DMi's first game in 2015.

Depreciation and amortization: Depreciation and amortization from our Other segment for the year ended December 31, 2016 decreased $0.5 million, or 23.5%, to $1.5 million from $1.9 million for the year ended December 31, 2015. The decrease was primarily due to the impact of intangible assets that were fully amortized in 2015.

Non-operating Corporate

Presented below is a table that summarizes the results of operations of our Non-operating Corporate segment and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Selling, general and administrative expenses	$37,600	$38,869	$29,256	$(1,269)	$9,613
Other operating (income) expense	—	2	—	(2)	2
Income (loss) from operations	$(37,600)	$(38,871)	$(29,256)	$(1,271)	$9,615

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2016 decreased $1.3 million to $37.6 million from $38.9 million for the year ended December 31, 2015. The decrease was primarily attributable to a reduction in acquisition related expenses and share-based payment expense, partially offset by an increase in bonus expense and costs associated with continued growth in the Company, including headcount-driven increases in payroll and rent expense, and increased professional fees.

Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2015 increased $9.6 million, to $38.9 million from $29.3 million for the year ended December 31, 2014. The increase was primarily due to a $9.9 million increase in professional fees, primarily attributable to legal and accounting fees for acquisition-related activities, and a $2.9 million increase in payroll and benefits as a result of an increase in employee headcount, partially offset by decreases in bonus amounts and share-based payment expense.

Income (loss) from Equity Investments

Presented below is a table that summarizes the income (loss) from equity investments within our Marine Services, Life Sciences and Other segments and compares the amount of the change between the year-end periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Marine Services	$20,007	$13,437	$3,937	$6,570	$9,500
Life Sciences	(2,024)	(891)	(35)	(1,133)	(856)
Other	(7,215)	(14,045)	(852)	6,830	(13,193)
Income (loss) from equity investments	$10,768	$(1,499)	$3,050	$12,267	$(4,549)

Marine Services: Income from equity investments in our Marine Services segment for the year ended December 31, 2016 increased $6.6 million to $20.0 million from $13.4 million for the year ended December 31, 2015. The increase in income was due to growth in GMSL's joint venture income, principally HMN and SBSS, which have increased income through sustained growth.

Income from equity investments from our Marine Services segment for the year ended December 31, 2015 increased $9.5 million to income of $13.4 million from income of $3.9 million for the year ended December 31, 2014. The increase was primarily due to the full-year impact of its joint ventures and an improvement in their performance.

Life Sciences: Loss from equity investments from our Life Sciences segment for the year ended December 31, 2016 increased $1.1 million to a loss of $2.0 million from a loss of $0.9 million for the year ended December 31, 2015. The increase was due to higher equity method losses recorded from our investment in MediBeacon as a result of our additional investment in 2016 compared to the prior year, as well as an increase in MediBeacon expenses following successful completion of developmental milestones, offset in part by a reduction in equity method loss of our investment in BeneVir, which we began to consolidate on February 1, 2016.

Loss from equity investments from our Life Sciences segment for the year ended December 31, 2015 increased $0.9 million to a loss of $0.9 million from $35.0 thousand for the year ended December 31, 2014. The increase was primarily due to various equity investments made in the fourth quarter of 2014.

Other: Loss from equity investments from our Other segment for the year ended December 31, 2016 decreased $6.8 million to a loss of $7.2 million from a loss of $14.0 million for the year ended December 31, 2015. The change was largely driven by the performance of Inseego, as well as by a decrease in equity losses related to NerVve, prior to its consolidation on August 17, 2016.

Loss from equity investments from our Other segment for the year ended December 31, 2015 increased $13.2 million to a loss of $14.0 million from a loss of $0.9 million for the year ended December 31, 2014. The increase was primarily due to losses from the September 2014 acquisition of Inseego.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Management believes that Adjusted EBITDA provides investors with meaningful information for gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-U.S. GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our U.S. GAAP financial results.

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; acquisition and non-recurring items and other costs. Adjusted EBITDA excludes the results of operations of our Insurance segment.

Our Adjusted EBITDA was $60.2 million and $52.1 million for the years ended December 31, 2016 and 2015, respectively. The increase is primarily due to organic growth in our Construction and Telecommunications segments, mergers and acquisitions ("M&A") activity in our Energy segment, and improved equity method income in our Marine Services segment, particularly in our JV investments in HMN and SBSS. These increases were offset by increased losses from our Life Sciences and Other segments as our early stage companies continue to develop their businesses, along with increased losses from our Non-operating Corporate segment due to growth in head count and an increase in corporate bonus.

	Year Ended December 31, 2016
	Construction	Marine Services	Telecom	Energy	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2
Net Income (loss) attributable to HC2 Holdings, Inc.								$(94,549)
Less: Net Income (loss) attributable to HC2 Holdings Insurance Segment								(14,028)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$28,002	$17,447	$1,435	$7	$(7,646)	$(24,800)	$(94,966)	$(80,521)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,892	22,007	504	2,248	124	1,480	9	28,264
Depreciation and amortization (included in cost of revenue)	4,370	—	—	—	—	—	—	4,370
Amortization of equity method fair value adjustments at acquisition	—	(1,371)	—	—	—	—	—	(1,371)
(Gain) loss on sale or disposal of assets	1,663	(9)	708	—	—	—	—	2,362
Lease termination costs	—	—	179	—	—	—	—	179
Interest expense	1,239	4,774	—	211	—	1,164	35,987	43,375
Net loss on contingent consideration	—	(2,482)	—	—	—	—	11,411	8,929
Other (income) expense, net	(163)	(2,424)	(87)	(8)	(3,213)	9,987	(1,277)	2,815
Foreign currency (gain) loss (included in cost of revenue)	—	(1,106)	—	—	—	—	—	(1,106)
Income tax (benefit) expense	18,727	1,394	2,803	(535)	1,558	3,250	11,245	38,442
Noncontrolling interest	1,834	974	—	(4)	(3,111)	(2,575)	—	(2,882)
Bonus to be settled in equity	—	—	—	—	—	—	2,503	2,503
Share-based payment expense	—	1,682	—	597	251	273	5,545	8,348
Acquisition and nonrecurring items	2,296	290	18	27	—	—	3,825	6,456
Adjusted EBITDA	$59,860	$41,176	$5,560	$2,543	$(12,037)	$(11,221)	$(25,718)	$60,163

	Year ended December 31, 2015
	Construction	Marine Services	Telecom	Energy	Life Sciences	Other and Eliminations	Non-operating Corporate	HC2
Net Income (loss) attributable to HC2 Holdings, Inc.								(35,565)
Less: Net Income (loss) attributable to HC2 Holdings Insurance Segment								1,327
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$24,451	$20,855	$2,779	$(274)	$(4,575)	$(18,276)	$(61,852)	$(36,892)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2,016	18,772	417	1,635	20	1,934	—	24,794
Depreciation and amortization (included in cost of revenue)	7,659	—	—	—	—	—	—	7,659
Amortization of equity method fair value adjustments at acquisition	—	(1,516)	—	—	—	—	—	(1,516)
(Gain) loss on sale or disposal of assets	257	(138)	50	—	—	1	—	170
Lease termination costs	—	—	1,184	—	—	1	—	1,185
Asset impairment expense	—	547	—	—	—	—	—	547
Interest expense	1,379	3,803	—	42	—	—	33,793	39,017
Other (income) expense, net	(443)	(1,340)	(2,304)	(42)	(1)	5,764	5,242	6,876
Foreign currency (gain) loss (included in cost of revenue)	—	(2,039)	—	—	—	—	—	(2,039)
Income tax (benefit) expense	15,572	400	(237)	(347)	(1,037)	(7,733)	(16,052)	(9,434)
Loss from discontinued operations	20	—	—	—	—	1	—	21
Noncontrolling interest	1,136	616	—	(267)	(1,681)	(1)	—	(197)
Share-based payment expense	—	—	—	49	71	—	10,982	11,102
Acquisition and nonrecurring items	—	2,181	121	70	23	—	8,362	10,757
Adjusted EBITDA	$52,047	$42,141	$2,010	$866	$(7,180)	$(18,309)	$(19,525)	$52,050

Construction: Adjusted EBITDA from our Construction segment for the year ended December 31, 2016 increased $7.8 million to $59.9 million from $52.0 million for the year ended December 31, 2015. The increase was primarily due to growth in gross profit driven by efficiencies realized and better than bid performance on large commercial market projects completed in 2016.

Marine Services: Adjusted EBITDA from our Marine Services segment for the year ended December 31, 2016 decreased $1.0 million to 41.2 million from $42.1 million for the year ended December 31, 2015. The decrease was due primarily to reductions in gross margin and increased SG&A expense driven by the CWind acquisition, largely offset by an increase in income from equity method investments, principally our HMN and SBSS joint ventures, which have increased income through sustained growth over the last year.

Telecommunications: Adjusted EBITDA from our Telecommunications segment for the year ended December 31, 2016 increased $3.6 million to $5.6 million from $2.0 million for the year ended December 31, 2015. The increase was due primarily to volume-driven revenue growth, in part delivered by the changing regulatory environment throughout the European market combined with business growth in the Middle East region, partially offset by increased SG&A as a result of a higher bonus and commission expense as a result of improved sales force performance, as well as from an increase in operational support costs.

Energy: Adjusted EBITDA from our Energy segment for the year ended December 31, 2016 increased $1.7 million to $2.5 million from $0.9 million for the year ended December 31, 2015 due to increased margins from the reduction of design and build projects and an increase in owned, operated and maintained fueling stations, including the impact of sales from newly developed and acquired fueling stations.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2016 increased $4.9 million to a loss of $12.0 million from a loss of $7.2 million due to a progress driven increase in costs at early stage consolidating subsidiaries, principally R2, and an increase in equity method losses recorded for Medibeacon as a result of increased investment compared to the prior year and increased expenses resulting from Medibeacon’s successful completion of key developmental milestones.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the year ended December 31, 2016 decreased $7.1 million to $11.2 million from $18.3 million for the year ended December 31, 2015. The decrease in loss was due primarily to a reduction in losses recognized from our equity method investments, principally Inseego Corporation.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2016 increased $6.2 million to $25.7 million from $19.5 million for the year ended December 31, 2015. The increase was primarily due to an increase in bonus expense and costs associated with continued growth in the company including headcount-driven increases in payroll and rent expense, and increased professional fees.

Adjusted Operating Income - Insurance

Adjusted Operating Income for the Insurance segment (“Insurance AOI”) is a non-U.S. GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate its financial performance. Management believes that Insurance AOI measures provide investors with meaningful information for gaining an understanding of certain results and provides insight into an organization’s operating trends and facilitates comparisons between peer companies. However, Insurance AOI has certain limitations and we may not calculate it the same as other companies in our industry. It should therefore be read together with the Company's results calculated in accordance with U.S. GAAP.

Similarly to Adjusted EBITDA, using Insurance AOI as a performance measure has inherent limitations as an analytical tool as compared to income (loss) from operations or other U.S. GAAP financial measures, as this non-U.S. GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Insurance AOI should not be considered in isolation and does not purport to be an alternative to income (loss) from operations or other U.S. GAAP financial measures as a measure of our operating performance.

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including other-than-temporary impairment losses recognized in operations; asset impairment; intercompany elimination and acquisition and non-recurring items. Management believes that Insurance AOI provides a meaningful financial metric that helps investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

Year ended December 31,
2016
Net loss - Insurance Segment	$(14,028)
Effect of investment (gains) losses	(5,019)
Asset impairment expense	2,400
Acquisition and non-recurring items	714
Insurance AOI	$(15,933)

Discontinued Operations

2015 and 2014 Developments—The closing of the sale of PTI was completed on July 31, 2014. Prior to the closing, PTI had been included in discontinued operations as a result of being held for sale. There were no additional discontinued operations in 2015 or 2014 and none in 2016.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Net revenue	$—	$7,530
Operating expenses	38	7,610
Income (loss) from operations	(38)	(80)
Interest expense	—	(17)
Other income (expense), net	4	(60)
Loss before income tax (expense) benefit	(34)	(157)
Income tax (expense) benefit	13	132
Loss from discontinued operations	$(21)	$(25)

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes, the 11.0% Bridge Note, and dividend payments on our Preferred Stock. We also have liquidity needs related to recurring operational expenses.

As of December 31, 2016, we had $115.4 million of cash and cash equivalents compared to $158.6 million as of December 31, 2015. On a stand-alone basis, as of December 31, 2016, HC2 had cash and cash equivalents of $21.7 million compared to $41.1 million at December 31,

2015. At December 31, 2016, cash and cash equivalents in our Insurance segment was $24.5 million compared to $49.6 million at December 31, 2015.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel Construction equipment and subsea cable equipment, fueling stations, network equipment (such as switches, related transmission equipment and capacity), and service infrastructure, liabilities associated with insurance products, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2016, we had $428.5 million of indebtedness on a consolidated basis compared to $371.9 million as of December 31, 2015. On a stand-alone basis, as of December 31, 2016, we had $29.5 million in liquidation value of outstanding Preferred Stock compared to $52.6 million as of December 31, 2015.  We are required to make semi-annual interest payments on our outstanding 11.0% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

In January 2017, the Company issued $55.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019. The new notes were issued as additional notes under the 11.0% notes indenture pursuant to which we previously issued $307 million aggregate principal amount of the 11.0% Notes. The net proceeds from these new 11.0% Notes were used to refinance all $35 million in aggregate principal amount of the 11.0% Bridge Note, for working capital, and for general corporate purposes (including the financing of potential future acquisitions and investments). The new notes constitute part of a single class of securities with the 11.0% Notes for all purposes and have the same terms as the 11.0% Notess. Refer to Note 26. Subsequent Events for further details.

Under a tax sharing agreement, DBMG reimburses HC2 for use of our Net Operating Losses. In 2016, HC2 received $39.9 million from DBMG under this tax sharing agreement.

In 2016, we received $1.5 million in dividends from our Telecommunications segment. Subsequent to year end, we received a $9.2 million dividend from DBMG.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional debt or equity, refinancing of certain of our indebtedness or Preferred Stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level, a practice which we expect to continue in the future. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Capital Expenditures

Capital expenditures for the years ended December 31, 2016, 2015 and 2014 are set forth in the table below. Capital expenditures for the year ended December 31, 2014 include pro forma financial information for the Construction and Marine Services operating segments. We have also included pro forma capital expenditures give effect to the acquisitions of DBMG and GMSL as if they had occurred on January 1, 2014.

	As Reported			Pro Forma
	Years Ended December 31,
	2016	2015	2014	2014
Construction	$8,243	$4,969	$5,039	$10,858
Marine Services	12,231	10,651	(863)	3,345
Telecommunications	831	449	42	42
Energy	7,211	4,750	803	803
Life Sciences	195	271	—	—
Insurance	128	—	—	—
Other	45	234	798	798
Non operating corporate	164	$—	$—	$—
Total	$29,048	$21,324	$5,819	$15,846

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

The Company has an agreement with the Texas Department of Insurance ("TDOI") that, for five years following the acquisition, the Company will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

Additionally, CGI entered into a capital maintenance agreement with Great American. Under the agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statement). Great American’s obligation to make such payments is capped at $35.0 million under the capital maintenance agreement. The capital maintenance agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American under the applicable agreement equal the applicable cap. Pursuant to the purchase agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the capital maintenance agreements.

Indebtedness

See Note 13. Long-term Obligations, to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for a description of our long-term debt.

Restrictive Covenants

The 11.0% Notes Indenture contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock and make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  These covenants are subject to a number of important exceptions and qualifications.

The 11.0% Notes Indenture also includes two maintenance covenants:  (1) a liquidity covenant; and (2) a collateral coverage covenant.

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the Guarantors to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) 6 months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of December 31, 2016, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of December 31, 2016, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of December 31, 2016, the Company was in compliance with this covenant.

The 11.0% Bridge Notes are pari-passu with the 11.0% Notes Indenture restrictive covenants.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash (used in) provided by those activities between the fiscal periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Operating activities	$79,148	$(27,914)	$5,744	$107,062	$(33,658)
Investing activities	(140,218)	(18,914)	(148,902)	(121,304)	129,988
Financing activities	18,788	102,693	244,140	(83,905)	(141,447)
Effect of exchange rate changes on cash and cash equivalents	(971)	(5,219)	(2,001)	4,248	(3,218)
Net (decrease) increase in cash and cash equivalents	$(43,253)	$50,646	$98,981	$(93,899)	$(48,335)

Operating Activities

Cash provided by operating activities totaled $79.1 million for fiscal 2016 as compared to cash used of $27.9 million for fiscal 2015. The $107.1 million increase was the result an increase in working capital, driven by $55.6 million increases in insurance reserves from premiums collected in 2016, $78.5 million net increase on contracts in progress and a $24.3 million reduction in accounts payable.

Cash used in operating activities totaled $27.9 million for fiscal 2015 as compared to cash provided of $5.7 million for fiscal 2014. The $33.7 million change was the result of a $54.2 million decrease in working capital, partially offset by an $18.2 million increase in net income and receipt of $4.6 million in dividends from equity investees, net of non-cash operating activity, resulting from the full year impact of our 2014 acquisitions offset in part by an increase in interest expense and the impact of our early stage subsidiaries.

Investing Activities

Cash used in investing activities during fiscal 2016 was $140.2 million compared to $18.9 million during fiscal 2015, primarily driven by a $106.1 million increase in cash paid for acquisitions and a $10.8 million increase in net investment activity primarily due to the purchase of investments in our Insurance segment.

Cash used in investing activities during fiscal 2015 was $18.9 million compared to $148.9 million during fiscal 2014, primarily driven by a $154.1 million decrease in cash paid for acquisitions and an $11.7 million increase in net investment activity.

Financing Activities

Cash provided by financing activities during fiscal 2016 was $18.8 million compared to $102.7 million during fiscal 2015, primarily driven by a $68.0 million decrease in proceeds from the issuance of equity securities and an increase of $21.0 million in payments on annuity surrenders.

Cash provided by financing activities during fiscal 2015 was $102.7 million compared to $244.1 million during fiscal 2014, primarily driven by a decrease of $191.4 million of net proceeds from debt instruments, a $22.0 million decrease in proceeds from the issuance of equity securities and a $37.9 million decrease in purchase of non-controlling interest.

Contractual Obligations:

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life, accident and health liabilities (1)	$1,170,244	$73,592	$99,788	$90,224	$906,640
Annuities (1)	251,270	25,463	42,364	33,596	149,847
Operating leases	34,155	7,018	11,881	8,289	6,967
Capital leases	61,745	6,639	18,994	18,868	17,244
Purchase Obligations	54,751	54,751	—	—	—
Notes payable (2)	493,604	80,823	390,337	9,175	13,269
Total contractual obligations	$2,065,769	$248,286	$563,364	$160,152	$1,093,967
(1) Net of reinsurance recoverable
(2) Interest is calculated using stated interest rates as shown in Note 13. Long-term Obligations, to our consolidated financial statements.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$138	$1,047	$249	$6,475
Preferred Equity	2,484	9,971	1,655	7,522
Warrants	3,097	—	3,880	—
Limited Partnerships	—	1,116	—	1,171
Joint Ventures	—	40,697	—	27,324
Total	$5,719	$52,831	$5,784	$42,492

Construction

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent it is not able to bill in advance of costs, DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2016 debt balance, DBMG anticipates that its interest payments will be approximately $0.1 million each quarter.

DBMG estimates that its capital expenditures for 2017 will be approximately $7.5 million. It believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Market environment

As of December 31, 2016, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiaries Risk-Based Capital (“RBC”) ratio. CIG monitors its insurance subsidiaries’ compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2016, each of CIG’s insurance subsidiaries exceeds the minimum RBC requirements. CIG’s insurance subsidiaries paid no dividends to CIG in fiscal year 2016 and have further each agreed with each of their respective state regulators to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

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

Investments

At December 31, 2016 and December 31, 2015, the carrying value of CIG’s investment portfolio was approximately $1.4 billion and $1.3 billion, respectively, and was divided among the following asset classes (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,950	1.1%	$17,083	1.3%
States, municipalities and political subdivisions	375,077	26.6%	386,260	29.4%
Foreign government	5,978	0.4%	6,429	0.5%
Residential mortgage-backed securities	138,196	9.8%	166,315	12.7%
Commercial mortgage-backed securities	49,053	3.5%	75,035	5.7%
Asset-backed securities	77,665	5.5%	34,451	2.6%
Corporate and other	617,039	44.0%	545,825	41.5%
Common stocks (*)	53,892	3.8%	32,081	2.4%
Perpetual preferred stocks	36,654	2.6%	31,057	2.4%
Mortgage loans	16,831	1.2%	1,252	0.1%
Policy loans	18,247	1.3%	18,476	1.4%
Other invested assets	3,415	0.2%	183	—%
Total	$1,407,997	100.0%	$1,314,447	100.0%
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

At December 31, 2016 and December 31, 2015, CIG's fixed maturity portfolio was approximately $1.3 billion and $1.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$738,509	57.8%	$790,215	64.2%
BBB	382,555	29.9%	286,861	23.3%
Total investment grade	1,121,064	87.7%	1,077,076	87.5%
BB	37,093	2.9%	36,190	2.9%
B	20,214	1.6%	18,659	1.5%
CCC, CC, C	35,021	2.7%	34,785	2.8%
D	17,075	1.3%	25,261	2.1%
NR	48,491	3.8%	39,427	3.2%
Total non-investment grade	157,894	12.3%	154,322	12.5%
Total	$1,278,958	100.0%	$1,231,398	100.0%

Foreign Currency

Foreign currency translation can impact our financial results. During the years ended December 31, 2016, 2015 and 2014, approximately 28.4%, 36.4% and 19.2% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country.

In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling (“GBP”) exchange rate. Changes in the exchange rate of USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the Consolidated Financial Statements. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at December 31, 2016 included letters of credit of $4.0 million under a Credit and Security Agreement and performance bonds of $154.4 million.

DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies

Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and pension expense. Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category primarily includes private placements, asset-backed securities, and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third-party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities.

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

At December 31, 2016, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. We assessed whether a valuation allowance should be established against the HC2 U.S. consolidated filing group’s and Insurance Companies’ deferred tax assets based on consideration of both positive and negative evidence and determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, a full valuation allowance was established against the HC2 U.S. consolidated filing group’s and Insurance Companies’ net deferred tax assets during the first and fourth quarters of 2016, respectively. The appropriateness and amount of these valuation allowances are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360.

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with a qualitative evaluation of each reporting unit. If such test indicates potential for impairment, a Step 1 test is performed. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by an estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

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

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

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

Revenue and Cost Recognition

DBMG - DBMG performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced. DBMG has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. At December 31, 2016, DBMG had $70.9 million of unapproved change orders on open projects, for which it has recognized revenues on a percentage of completion basis. While DBMG has been successful in having the majority of its change orders approved in prior years, there is no guarantee that the unapproved change orders at December 31, 2016 will be approved. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

GMSL generates revenue by providing maintenance services for subsea telecommunications cabling, as well as revenues from the design and installation of subsea cables under contracts. GMSL also installs inter-array power cables for use in offshore wind farms and in the offshore wind market, and maintenance and repair of fiber optic communication and power infrastructure to offshore oil and gas platforms.

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

Charter hire - rentals from short-term operating leases in respect of vessels are recognized as revenue on a straight line basis over the term of the lease.

Oil and Gas - GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems which allow customers to monitor subsea seismic data. The majority of GMSL’s oil and gas business is contracted on a project-by-project basis with major energy producers or tier I EPC contractors. Revenue is recognized as time and costs are incurred.

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

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 20. Related Parties to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, our and our subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HC2 or the applicable subsidiary of HC2, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled “Risk Factors” in this Annual Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

HC2 Holdings, Inc. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

•
the impact of covenants in the Certificates of Designation governing HC2’s preferred stock, the 11.0% Notes Indenture, the Credit and Security Agreement governing the DBMG Facility (as defined herein), the CWind line of credit with Barclays (“CWind Facility”), the ANG term loans and notes with Signature Financial and Pioneer Savings Bank (“ANG Facilities”), and future financing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

•	our dependence on certain key personnel, in particular, our Chief Executive Officer, Philip Falcone;

•	the potential for, and our ability to, remediate future material weaknesses in our internal controls over financial reporting;

•	uncertain global economic conditions in the markets in which our operating segments conduct their businesses;

•	the ability of our operating segments to attract and retain customers;

•	increased competition in the markets in which our operating segments conduct their businesses;

•	our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;

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
•our ability to effectively increase the size of our organization, if needed, and manage our growth;
•our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and
•our possible inability to hire and retain qualified executive management, sales, technical and other personnel.

Construction / DBM Global Inc.

Our actual results or other outcomes of DBMG, f/k/a Schuff International, Inc, and thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

•	risks associated with labor productivity, including performance of subcontractors that DBMG hires to complete projects;

•	its ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•
adverse impacts from weather affecting DBMG’s performance and timeliness of completion of projects, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•
adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on DBMG’s business, financial condition, results of operations or cash flow; and lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing DBMG’s obligations under bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts.

Marine Services / Global Marine Systems Limited

Our actual results or other outcomes of Global Marine Systems Limited (“GMSL”), and thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments in which the business operates;

•	project implementation issues and possible subsequent overruns;

•	risks associated with operating outside of core competencies when moving into different market segments;

•	possible loss or severe damage to marine assets;

•	vessel equipment aging or reduced reliability;

•
risks associated with operating two joint ventures in China (i.e., Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary and SB Submarine Systems Co. Ltd.);

•	risks related to noncompliance with a wide variety of anti-corruption laws;

•	changes to the local laws and regulatory environment in different geographical regions;

•	loss of key senior employees;

•	difficulties attracting enough skilled technical personnel;

•	foreign exchange rate risk;
•liquidity risk; and
•potential for financial loss arising from the failure by customers to fulfill their obligations as and when these obligations come due.

Telecommunications / PTGi International Carrier Services, Inc.

Our actual results or other outcomes of PTGi International Carrier Services, Inc. (“ICS”), and thus, our Telecommunications segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

•	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

•	its compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets; and

•	an inability of ICS’s suppliers to obtain credit insurance on ICS in determining whether or not to extend credit.

Insurance / Continental Insurance Group Ltd.

Our actual results or other outcomes of Continental Insurance Group Ltd. (“CIG”), the parent operating company of CGI (and the formerly separate operating subsidiary UTA, which merged into CGI on December 31, 2016), and together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•our Insurance segment’s ability to maintain statutory capital and maintain or improve their financial strength;
•our Insurance segment’s reserve adequacy, including the effect of changes to accounting or actuarial assumptions or methodologies;

•
the accuracy of our Insurance segment’s assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, morbidity, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, severity of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	availability, affordability and adequacy of reinsurance and credit risk associated with reinsurance;

•	extensive regulation and numerous legal restrictions on our Insurance segment;

•
our Insurance segment’s ability to defend itself against litigation, inherent in the insurance business (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties, including distributors and technology service providers, and providers of outsourced services;

•	the impact of changes in accounting and reporting standards;

•	our Insurance segment’s ability to protect its intellectual property;

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect, among other things. our Insurance segment’s ability to access capital resources and the costs associated therewith, the fair value of our Insurance segment’s investments, which could result in impairments and other-than-temporary impairments, and certain liabilities;

•	our Insurance segment’s exposure to any particular sector of the economy or type of asset through concentrations in its investment portfolio;

•
the ability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, as may be required from time to time in the future (including as a result of our Insurance segment’s failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums);

•
other regulatory changes or actions, including those relating to regulation of financial services affecting, among other things, regulation of the sale, underwriting and pricing of products, and minimum capitalization, risk-based capital and statutory reserve requirements for our Insurance segment, and our Insurance segment’s ability to mitigate such requirements;

•	our Insurance segment’s ability to effectively implement its business strategy or be successful in the operation of its business;

•	our Insurance segment’s ability to retain, attract and motivate qualified employees;

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems;

•	medical advances, such as genetic research and diagnostic imaging, and related legislation; and
•the occurrence of natural or man-made disasters or a pandemic.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We are exposed to market risk with respect to our investments and foreign currency exchange rates. Through DBMG, we have market risk exposure from changes in interest rates charged on its borrowings and from adverse changes in steel prices. Through GMSL and ANG, we have market risk exposure from changes in interest rates charged on their respective borrowings. We do not use derivative financial instruments to mitigate a portion of the risk from such exposures.

Equity Price Risk

HC2 is exposed to market risk primarily through changes in fair value of available-for-sale fixed maturity and equity securities. HC2 follows an investment strategy approved by the HC2 Board of Directors which sets certain restrictions on the amount of securities that HC2 may acquire and its overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects other-than-temporary impairments.

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of December 31, 2016, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $133.0 million, $266.1 million, and $399.1 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

Foreign Currency Exchange Rate Risk

GMSL and ICS are exposed to market risk from foreign currency price changes that could have a significant and potentially adverse impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries into USD.

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

Interest Rate Risk

GMSL, DBMG and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on the borrowings outstanding as of December 31, 2016 of 36.5 million, would result in an increase in the recorded interest expense of $0.4 million, $0.7 million, and $1.1 million per year.

Commodity Price Risk

DBMG is exposed to the market risk from changes in the price of steel. For large orders the risk is mitigated by locking the general contractors into the price at the mill at the time work is awarded. In the event of a subsequent price increase by the mill, DBMG has the ability to pass the higher costs on to the general contractor. DBMG does not hedge or enter into any forward purchasing arrangements with the mills. The price negotiated at the time of the order is the price paid by DBMG.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to the consolidated financial statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2016. Based on their evaluation of our disclosure controls and procedures as of December 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company's management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting described below was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2017 annual meeting of stockholders ("2017 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our executive officers, directors and code of conduct is set forth below. Information relating to beneficial ownership reporting compliance is set forth in our 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert is set forth in our 2017 Proxy Statement under the Caption “Board Committees” and is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of March 9, 2017.

Name	Age	Position
Philip A. Falcone	54	Chairman, President and Chief Executive Officer
Michael J. Sena	43	Chief Financial Officer
Paul K. Voigt	58	Senior Managing Director of Investments
Paul L. Robinson	50	Chief Legal Officer and Corporate Secretary
Suzi Raftery Herbst	41	Chief Administrative Officer
Andrea L. Mancuso	46	Deputy General Counsel and Assistant Corporate Secretary
Andrew G. Backman	49	Managing Director Investor Relations and Public Relations

Philip A. Falcone, 54, has served as a director of HC2 since January 2014, and as Chairman, President, and Chief Executive Officer of HC2 since May 2014. Mr. Falcone served as a director, Chairman of the Board and Chief Executive Officer of HRG Group, Inc. (f/k/a Harbinger Group Inc., “HRG”) from July 2009 to November 2014. From July 2009 to July 2011, Mr. Falcone also served as the President of HRG. Mr. Falcone is also the Chief Investment Officer and Chief Executive Officer of Harbinger Capital Partners LLC (“Harbinger Capital”), and is the Chief Investment Officer of other Harbinger Capital affiliated funds. Mr. Falcone co-founded the funds affiliated with Harbinger Capital in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone currently serves on the board of directors of Inseego Corp. (NASDAQ: INSG), a provider of intelligent wireless solutions for the worldwide mobile communications market, and he also serves as a director at several of HC2's subsidiaries. Mr. Falcone received an A.B. in Economics from Harvard University.

Michael J. Sena, 43, has been HC2's Chief Financial Officer since June 2015 and is a director of several of HC2’s subsidiaries. Prior to joining the Company, Mr. Sena was the Senior Vice President and Chief Accounting Officer of HRG Group, Inc. from October 2014 to June 2015, and had previously served as the Vice President and Chief Accounting Officer, from November 2012 to October 2014. Mr. Sena was also the Vice President and Chief Accounting Officer of Zap.Com, a subsidiary of HRG Group, Inc., from November 2012 to October 2014, and served as a director of Zap.Com from December 2014 until June 2015. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that, Mr. Sena held various positions with PricewaterhouseCoopers, LLP. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University.

Paul K. Voigt, 58, has been the Senior Managing Director of Investments of HC2 since October 2014 and is a director of several of HC2’s subsidiaries. Mr. Voigt is involved with sourcing deals and capital raising. Previously, Mr. Voigt served as Executive Vice President on the sales and trading desk at Jefferies and Company from 1996 to 2013. Prior to joining Jefferies, Mr. Voigt was Managing Director on the high yield sales desk at Prudential Securities from 1988 to 1996. Prior to 1988, Mr. Voigt played professional baseball. Mr. Voigt attended the University of Virginia from 1976 to 1980 where he received a B.S. in electrical engineering, and the University of Southern California where he received an MBA in 1988.

Paul L. Robinson, 50, has been Chief Legal Officer and Corporate Secretary of HC2 since March 2016. Mr. Robinson brings nearly 25 years of diverse corporate, government and private legal experience to HC2 and is responsible for all legal, M&A, securities, commercial, employment, corporate governance and regulatory activities. Prior to joining HC2, Mr. Robinson was the Executive Vice President, Chief Legal Officer and Corporate Secretary for SEACOR Holdings, Inc. (NYSE: CKH) from February 2015 through February 2016 and was Senior Vice President, General Counsel from November 2007 through February 2015. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc. (NASDAQ: CMVT), including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Comverse Technology, Mr. Robinson was counsel to the United States Senate Committee on Governmental Affairs with respect to its special investigation into illegal and improper campaign fund-raising activities during the 1996 federal election and an associate attorney at Kramer, Levin, Naftalis & Frankel, LLP. Mr. Robinson also served as counsel to the United States Senate Committee on Governmental

Affairs with respect to its special investigation into illegal and improper campaign fund-raising activities during the 1996 federal election. From June 1994 through January 1997, Mr. Robinson was an associate attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Robinson was also previously a director at Verint Systems Inc. (NASDAQ: VRNT) and Ulticom, Inc. (NASDAQ: ULC). Mr. Robinson earned a Bachelor of Arts degree in Political Science and was Phi Beta Kappa from State University of New York at Binghamton in 1989 and a J.D., cum laude, from Boston University School of Law in 1992.

Suzi Raftery Herbst, 41, has been Chief Administrative  Officer of HC2 since March 2015. Ms. Herbst has over 17 years of diverse human resources, recruiting, equity and foreign exchange sales experience. Prior to joining HC2, Ms. Herbst was the Senior Vice President and Director of Human Resources of Harbinger Capital and HRG from March 2010 through March 2015. Before joining Harbinger Capital and HRG, Ms. Herbst was the Head of Recruiting at Knight Capital Group.  Prior to Knight, Ms. Herbst held various positions in the Human Resources and Foreign Exchange Sales departments at Cantor Fitzgerald. Ms. Herbst started her career in the Equity Sales department at Merrill Lynch.  Ms. Herbst earned a Bachelor of Arts degree in Communications and Studio Art from Marist College.

Andrea L. Mancuso, 46, has served as HC2’s Deputy General Counsel and Assistant Corporate Secretary since March 2016. Ms. Mancuso brings a diverse experience to HC2 in general business and corporate law matters, with a particular emphasis on securities, M&A and financing transactions. Previously, Ms. Mancuso served as HC2's General Counsel and Corporate Secretary from March 2015 through March 2016, Acting General Counsel and Corporate Secretary from September 2013 to March 2015, Associate General Counsel & Assistant Corporate Secretary from 2012 to 2013 and Associate General Counsel from 2011 to 2012. Prior to joining HC2, from August 2010 to September 2011, Ms. Mancuso was Senior Counsel and Assistant Corporate Secretary of SRA International, Inc. (n/k/a CSRA Inc.) (NYSE:CSRA), a provider of IT solutions and professional services to the federal government, and provided leadership and expertise to expedite the sale of SRA to a private equity firm. From March 2002 to September 2009, Ms. Mancuso was a Corporate & Securities Associate at Arnold & Porter LLP, a law firm, advising private and publicly traded companies across multiple industries on securities law matters and corporate transactions. Ms. Mancuso is a certified public accountant and, prior to becoming an attorney, held various accounting positions. Ms. Mancuso holds a Juris Doctor from Georgetown Law Center and a Bachelor of Science from Lehigh University.

Andrew G. Backman, 49, has been Managing Director of Investor Relations and Public Relations since April 2016. Mr. Backman, a Global Investor Relations and Public Relations executive with 20+ years of financial and operational experience leading high-profile financial services, telecommunications, media and entertainment and commercial real estate finance organizations, is responsible for building and further expanding a leading Investor Relations and Public Relations platform to support HC2 Holdings and its domestic and international strategies. Prior to joining HC2, Mr. Backman served as Managing Director of Investor Relations and Public Relations for RCS Capital and AR Capital, now AR Global. Previously, Mr. Backman was Chief Executive Officer of InVision Investor Relations Inc., a New York-based Investor Relations advisory firm he founded in 2011. From 2004 - 2010, Mr. Backman served as Senior Vice President, Investor Relations & Marketing for iStar Financial. From 2000 to 2004, Mr. Backman served as Vice President, Investor Relations and Marketing Communications for Corvis Corporation / Broadwing Communications, where he was responsible for leading the company through one of the most successful and highly publicized initial public offerings in history. Mr. Backman spent the first 10 years of his career at Lucent Technologies, Inc. and AT&T Corp. where he held various domestic and international positions within the Finance, Accounting, Investor Relations, Public Relations and Mergers and Acquisitions departments. Mr. Backman earned a Bachelor of Arts degree in Economics from Boston College and was a graduate of the prestigious Financial Leadership Program (FLP) founded by AT&T / Lucent Technologies, which is a highly-selective and competitive, two-year rotational and academic program for highest performing finance and accounting executives.

BOARD OF DIRECTORS

Information Regarding Directors

Set forth below is certain information with respect to our directors as of March 9, 2017.

Directors

Name	Age	Director Since
Philip A. Falcone	54	2014
Wayne Barr, Jr.	53	2014
Warren H. Gfeller	64	2016
Lee Hillman	61	2016
Robert V. Leffler	71	2014

Philip A. Falcone, Mr. Falcone’s biography can be found above.

Wayne Barr, Jr., 52, has served as a director of HC2 since January 2014 and is a director of several of HC2’ subsidiaries. Mr. Barr is managing director of Alliance Group of NC, LLC, a full service real estate firm providing brokerage, planning and consulting services throughout North Carolina to a wide variety of stakeholders including landowners, developers, builders and investors, a position he has held since 2013. Mr. Barr is also the principal of Oakleaf Consulting Group LLC, a management consulting firm focusing on technology and telecommunications companies, which he founded in 2001. Mr. Barr also co-founded and was president from 2003 to 2008 of Capital & Technology Advisors, a management consulting and restructuring firm. Mr. Barr has previously served on the boards of directors of several companies and is currently on the Board of Concurrent Computer Corporation (NASDAQ: CCUR) and Avia Networks, Inc. (NASDAQ: AVNW). Mr. Barr received his J.D. degree from

Albany Law School of Union University and is admitted to practice law in New York State. He is also a licensed real estate broker in the state of North Carolina.

Warren Gfeller, 64, has served as a director of HC2 since June 2016. He has been a member of Crestwood Equity GP LLC’s board of directors since March 2001. He served as a director of Crestwood Midstream GP LLC from December 2011 to October 2015. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc. ("Ferrellgas"), a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983, as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the chief financial officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also served as a director of Inergy Holdings GP, LLC, Zapata Corporation and Duckwall-Alco Stores, Inc. Mr. Gfeller received a Bachelor of Arts degree from Kansas State University.

Lee Hillman, 61, has served as a director of HC2 since June 2016. He has served as President of Liberation Advisory Group, a private management consulting firm, since 2003. Mr. Hillman has served as Chief Executive Officer of Performance Health Systems, LLC and certain of its predecessors, the manufacturer and distributor of Power Plate® and bioDensity® branded, advanced technology health and exercise equipment, since 2006. Mr. Hillman currently serves as a director at Lawson Products, Inc., where he chairs the compensation and financial strategies committees of the board and serves as a member of its audit committee. Mr. Hillman also serves as a director and chair of the audit committee of Professional Diversity Network, Inc. and as a trustee and member of the audit committee at Adelphia Recovery Trust. He also serves as a director of Business Development Corporation of America. Mr. Hillman has served as a member of the board of directors as well as a member of the audit committees of: HealthSouth Corporation, Wyndham International, and RCN Corporation (where he also served as Chairman of the Board). From 1996 to 2002, Mr. Hillman led the successful turnaround of Bally Total Fitness Corp. as its CEO. Previously, from 1991 to 1996, he was instrumental as the CFO in the turnaround of Bally Entertainment Corp. Mr. Hillman received a Masters of Business Administration from the University of Chicago’s Booth Graduate School of Business and a Bachelor of Science from the Wharton School of Finance, University of Pennsylvania.

Robert V. Leffler, Jr., 71, has served as a director of HC2 since September 2014. Mr. Leffler is retired but formerly owned The Leffler Agency, Inc., a full service advertising agency, from 1984 to 2016. The firm specialized in the areas of sports/entertainment and media. Previously, headquartered in Baltimore, the agency also had an office in Tampa and operated in 20 U.S. markets. Leffler Agency also had a subsidiary media buying service, Media Moguls, LLC, which specialized in mass retail media buying. Mr. Leffler served as a director and Chairman of the Compensation Committee of HRG from 2008 to 2013 and a director and Chairman of the Compensation Committee of Zapata, Inc. from 1995 to 2008. Mr. Leffler holds a B.A. in social science/history from Towson University and an M.A. in Urban Studies and Popular Culture History from Morgan State University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item is set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Employment Arrangements and Potential Payments upon Termination or Change of Control” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item is set forth under the captions entitled “Board of Directors” and “Transactions with Related Persons” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Independent Registered Public Accounting Firm Fees” in our 2017 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about HC2 Holdings, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

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

4.6
Certificate of Correction of the Certificate of Amendment to the Certificate of Designation of Series A Convertible Participating Preferred Stock of HC2, filed on January 5, 2015 (incorporated by reference to Exhibit 4.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

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

4.11
Warrant Agreement, dated as of December 24, 2015, between HC2 and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015)(File No. 001-35210)

4.12
11% Senior Secured Bridge Note due 2019, dated as of December 16, 2016, among HC2 Holdings 2, Inc., as the issuer, HC2 as guarantor, and certain other guarantors party thereto (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed December 20, 2016) (File No. 001-35210).

4.13
Amended and Restated Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

Exhibit Number	Description

10.1
Stock Purchase Agreement, dated May 12, 2014, by and between HC2 and SAS Venture LLC (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on May 13, 2014) (File No. 001-35210).

10.2^
Employment Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.3^
Employment Agreement, dated May 21, 2014, by and between HC2 and Robert Pons (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.4^
Employment Agreement, dated May 21, 2014, by and between HC2 and Keith Hladek (incorporated by reference to Exhibit 10.5 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

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

10.8
Second Amended and Restated Credit and Security Agreement, dated as of August 14, 2013, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.12 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.9
Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 24, 2013, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.13 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.10
Second Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 3, 2014, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.14 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.11
Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of May 5, 2014, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.15 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.12
Fourth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 26, 2014, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.7 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.13
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of October 21, 2014, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.9.6 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.14
Sixth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of January 23, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.14 to HC2's Annual Report on Form 10-K, filed on March 15, 2016) (File No.001-35210).

10.15
Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 19, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.1.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.16
Eighth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of June 15, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.16 to HC2's Annual Report on Form 10-K, filed on March 15, 2016) (File No. 001-35210).

10.17^
Employment Agreement, dated September 9, 2014, by and between HC2 and Andrea Mancuso (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.18^
Employment Agreement, dated September 11, 2014, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

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

10.33^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014). File No. 001-35210)

10.34^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014). File No. 001-35210)

10.35^
Employment Agreement, dated October 1, 2014, by and between HC2 and Paul Voigt (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.36^
Employment Agreement, dated May 12, 2014, by and between HC2 and Ian Estus (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.37^
Employment Agreement, dated May 20, 2015, by and between HC2 and Mesfin Demise (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.38^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.39^
Non-Qualified Stock Option Award Agreement dated April 18, 2016, by and between HC2 and Philip A. Falcone (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 9, 2016) (File No. 001-35210).

10.40^
Employment Agreement, dated May 5, 2016, by and between PTGi International Carrier Services, Inc. and Robert Pons (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on May 9, 2016) (File No. 001-35210).

Exhibit Number	Description

10.41^
Separation and Release Agreement, dated May 5, 2016, by and between HC2 and Robert Pons (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on May 9, 2016) (File No. 001-35210).

10.42
Voluntary Conversion Agreement, dated August 2, 2016, by and among HC2 and Luxor Capital Group, LP, as investment manager of the exchanging entities, holders of the Company’s Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.43
Voluntary Conversion Agreement, dated August 2, 2016, by and between HC2 and Corrib Master Fund, Ltd., a holder of the Company’s Series A Participating Preferred Stock, par value ($0.01 per share) (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.44^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.45
Voluntary Conversion Agreement, dated as of October 7, 2016, by and between Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on October 11, 2016) (File No. 001-35210).

10.46^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

10.47
Voluntary Conversion Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.48
Registration Rights Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.49
Voluntary Conversion Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.50
Registration Rights Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 (incorporated by reference to Exhibit 10.5 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.51^
Independent Consulting Services Agreement, effective as of July 1, 2016 and dated as of July 11, 2016, by and between Wayne Barr, Jr. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on July 14, 2016) (File No. 001-35210).

10.52^
Separation and Release Agreement, dated July 20, 2016 by and between PTGi International Carrier Services, Inc. and Mesfin Demise (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on July 21, 2016) (File No. 001-35210).

10.53^
Separation and Release Agreement, dated January 5, 2017, by and between HC2 and Keith Hladek (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on January 9, 2017) (File No. 001-35210).

10.54^	Employment Agreement, dated February 26, 2016, by and between HC2 and Paul L. Robinson (filed herewith) (File No. 001-35210).

10.55^	Employment Agreement, dated March 1, 2015, by and between HC2 and Suzi R. Herbst (filed herewith) (File No. 001-35210).

21.1	Subsidiaries of HC2 (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017
Michael J. Sena

/S/ WAYNE BARR, JR.	Director	March 9, 2017
Wayne Barr, Jr.

/S/ ROBERT LEFFLER	Director	March 9, 2017
Robert Leffler

/S/ LEE HILLMAN	Director	March 9, 2017
Lee Hillman

/S/ WARREN H. GFELLER	Director	March 9, 2017
Warren H. Gfeller

HC2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
HC2 Holdings, Inc.
New York, NY
We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HC2 Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HC2 Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 9, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HC2 Holdings, Inc.
New York, NY
We have audited HC2 Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HC2 Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, HC2 Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HC2 Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 9, 2017

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Services revenue	$897,055	$595,280	$197,280
Sales revenue	518,614	522,661	350,158
Life, accident and health earned premiums, net	79,406	1,578	—
Net investment income	58,032	1,031	—
Net realized gains on investments	5,019	256	—
Net revenue	1,558,126	1,120,806	547,438
Operating expenses
Cost of revenue - services	842,977	544,655	177,812
Cost of revenue - sales	411,064	437,968	296,530
Policy benefits, changes in reserves, and commissions	123,182	2,245	—
Selling, general and administrative	152,890	108,527	80,239
Depreciation and amortization	24,493	24,796	6,719
(Gain) loss on sale or disposal of assets	2,362	170	(162)
Lease termination costs	179	1,185	—
Asset impairment expense	2,400	547	291
Total operating expenses	1,559,547	1,120,093	561,429
Income (loss) from operations	(1,421)	713	(13,991)
Interest expense	(43,375)	(39,017)	(12,347)
Loss on early extinguishment or restructuring of debt	—	—	(11,969)
Net loss on contingent consideration	(8,929)	—	—
Income (loss) from equity investees	10,768	(1,499)	3,050
Other income (expense), net	(2,836)	(6,820)	702
Loss from continuing operations before income taxes	(45,793)	(46,623)	(34,555)
Income tax (expense) benefit	(51,638)	10,882	22,869
Loss from continuing operations	(97,431)	(35,741)	(11,686)
Loss from discontinued operations	—	(21)	(146)
Net loss	(97,431)	(35,762)	(11,832)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,882	197	(2,559)
Net loss attributable to HC2 Holdings, Inc.	(94,549)	(35,565)	(14,391)
Less: Preferred stock and deemed dividends from conversions	10,849	4,285	2,049
Net loss attributable to common stock and participating preferred stockholders	$(105,398)	$(39,850)	$(16,440)

Basic loss per common share:
Loss from continuing operations	$(2.83)	$(1.50)	$(0.82)
Loss from discontinued operations	—	—	(0.01)
Basic loss per share	$(2.83)	$(1.50)	$(0.83)

Diluted loss per common share:
Loss from continuing operations	$(2.83)	$(1.50)	$(0.82)
Loss from discontinued operations	—	—	(0.01)
Diluted loss per share	$(2.83)	$(1.50)	$(0.83)

Weighted average common shares outstanding:
Basic	37,260	26,482	19,729
Diluted	37,260	26,482	19,729
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(97,431)	$(35,762)	$(11,832)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,911)	(8,591)	(6,168)
Unrealized gain (loss) on available-for-sale securities	21,245	(8,029)	1,551
Actuarial benefit (loss) on pension plan	(2,606)	(512)	426
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,882	197	(2,559)
Comprehensive loss attributable to HC2 Holdings, Inc.	$(80,821)	$(52,697)	$(18,582)
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale at fair value	$1,278,958	$1,231,841
Equity securities, available-for-sale at fair value	51,519	49,682
Mortgage loans	16,831	1,252
Policy loans	18,247	18,476
Other invested assets	62,363	53,119
Total investments	1,427,918	1,354,370
Cash and cash equivalents	115,371	158,624
Restricted cash	498	538
Accounts receivable (net of allowance for doubtful accounts of $3,619 and $794 at December 31, 2016 and 2015, respectively)	267,598	210,853
Costs and recognized earnings in excess of billings on uncompleted contracts	15,188	39,310
Inventory	9,648	12,120
Recoverable from reinsurers	524,201	522,562
Accrued investment income	15,948	15,300
Deferred tax asset	1,108	52,511
Property, plant and equipment, net	286,458	214,466
Goodwill	98,086	61,178
Intangibles	39,722	29,409
Other assets	33,024	65,206
Assets held for sale	508	6,065
Total assets	$2,835,276	$2,742,512
Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,648,565	$1,591,937
Annuity reserves	251,270	260,853
Value of business acquired	47,613	50,761
Accounts payable and other current liabilities	251,733	225,389
Billings in excess of costs and recognized earnings on uncompleted contracts	43,221	21,201
Deferred tax liability	15,304	4,281
Long-term obligations	428,496	371,876
Pension liability	22,252	25,156
Other liabilities	27,398	17,793
Total liabilities	2,735,852	2,569,247
Commitments and contingencies
Temporary equity:
Preferred stock, $.001 par value - 20,000,000 shares authorized; Series A - 14,808 and 29,172 shares issued and outstanding at December 31, 2016 and 2015, respectively; Series A-1 - 1,000 and 10,000 shares issued and outstanding at December 31, 2016 and 2015, respectively; Series A-2 - 14,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	29,459	52,619
Redeemable noncontrolling interest	2,526	3,122
Total temporary equity	31,985	55,741
Stockholders’ equity:
Common stock, $.001 par value - 80,000,000 shares authorized; 42,070,675 and 35,281,375 shares issued and 41,811,288 and 35,249,749 shares outstanding at December 31, 2016 and 2015, respectively	42	35
Additional paid-in capital	241,485	209,477
Treasury stock, at cost - 259,387 and 31,626 shares at December 31, 2016 and 2015, respectively	(1,387)	(378)
Accumulated deficit	(174,278)	(79,729)
Accumulated other comprehensive loss	(21,647)	(35,375)
Total HC2 Holdings, Inc. stockholders’ equity before noncontrolling interest	44,215	94,030
Noncontrolling interest	23,224	23,494
Total stockholders’ equity	67,439	117,524
Total liabilities, temporary equity and stockholders’ equity	$2,835,276	$2,742,512
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

	Shares	Amount
Balance as of December 31, 2013	14,226	$14	$98,598	$(378)	$(29,773)	$(14,052)	$—	$54,409
Share-based compensation expense	—	—	11,028	—	—	—	—	11,028
Exercise of warrants and stock options	7,589	8	24,340	—	—	—	—	24,348
Taxes paid in lieu of shares issued for share-based compensation	—	—	(47)	—	—	—	—	(47)
Preferred stock dividend and accretion	—	—	(2,049)	—	—	—	—	(2,049)
Preferred stock beneficial conversion feature	—	—	659	—	—	—	—	659
Issuance of common stock	1,500	2	5,998	—	—	—	—	6,000
Issuance of restricted stock	498	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	67,106	67,106
Additional acquisition of noncontrolling interest	—	—	—	—	—	—	(41,036)	(41,036)
Excess fair value over book value of purchased noncontrolling interest	—	—	3,421	—	—	—	(3,421)	—
Actuarial benefit on pension plan	—	—	—	—	—	426	—	426
Net income (loss)	—	—	—	—	(14,391)	—	2,559	(11,832)
Foreign currency translation adjustment	—	—	—	—	—	(6,168)	—	(6,168)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,551	—	1,551
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$25,208	$104,395
Share-based compensation expense	—	—	11,102	—	—	—	—	11,102
Dividend to noncontrolling interest	—	—	—	—	—	—	(1,835)	(1,835)
Preferred stock dividend and accretion	—	—	(4,285)	—	—	—	—	(4,285)
Preferred stock beneficial conversion feature	—	—	(375)	—	—	—	—	(375)
Issuance of common stock	8,459	8	53,779	—	—	—	—	53,787
Issuance of common stock for acquisition of business	1,007	1	5,380	—	—	—	—	5,381
Issuance of restricted stock	1,539	2	—	—	—	—	—	2
Conversion of preferred stock to common stock	432		1,839	—	—	—	—	1,839
Acquisition of noncontrolling interest	—	—	—	—	—	—	(475)	(475)
Excess fair value over book value of purchased noncontrolling interest	—	—	89	—	—	—	(89)	—
Actuarial loss on pension plan	—	—	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	(35,565)	—	(197)	(35,762)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	882	882
Foreign currency translation adjustment	—	—	—	—	—	(8,591)	—	(8,591)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(8,029)	—	(8,029)
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

	Shares	Amount
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$23,494	$117,524
Dividend to noncontrolling interest	—	—	—	—		—	(759)	(759)
Share-based compensation expense	—	—	8,348	—	—	—	—	8,348
Fair value adjustment of redeemable noncontrolling interest	—	—	(489)	—	—	—	—	(489)
Exercise of stock options	2	—	8	—	—	—	—	8
Taxes paid in lieu of shares issued for share-based compensation	(228)	—	—	(1,009)	—	—	—	(1,009)
Preferred stock dividend and accretion	—	—	(2,948)	—	—	—	—	(2,948)
Amortization of issuance costs and beneficial conversion feature	—	—	(608)	—	—	—	—	(608)
Issuance of restricted stock	269	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	6,518	7	21,365	—	—	—	—	21,372
Acquisition of noncontrolling interest	—	—	200	—	—	—	2,014	2,214
Sale of controlling interest	—	—	—	—	—	—	6,069	6,069
Excess fair value over book value of purchased noncontrolling interest	—	—	6,132	—	—	—	(6,132)	—
Actuarial loss on pension plan	—	—	—	—	—	(2,606)	—	(2,606)
Net loss	—	—	—	—	(94,549)	—	(2,882)	(97,431)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	1,420	1,420
Foreign currency translation adjustment	—	—	—	—	—	(4,911)	—	(4,911)
Unrealized gain on available-for-sale securities	—	—	—	—	—	21,245	—	21,245
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$23,224	$67,439

See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(97,431)	$(35,762)	$(11,832)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	2,862	99	403
Share-based compensation expense	8,348	11,102	11,028
Depreciation and amortization	28,863	32,455	11,069
Amortization of deferred financing costs and debt discount	3,253	1,420	240
Amortization of (discount) premium on investments	11,373	301	1,593
(Gain) loss on sale or disposal of assets	2,362	170	816
Lease termination costs	179	1,185	—
Asset impairment expense	2,400	547	291
Loss on early extinguishment or restructuring of debt	—	—	11,969
(Income) loss from equity investees	(10,768)	1,499	(3,050)
Impairment of investments	4,322	—	—
Realized (gain) loss on investments	(2,528)	6,053	1,174
Net loss on contingent consideration	8,929	—	—
Receipt of dividends from equity investees	8,723	4,647	2,081
Deferred income taxes	27,136	(13,102)	(30,223)
Annuity benefits	8,962	—	—
Other operating activities	(878)	5,451	(65)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(55,907)	(60,720)	18,349
Costs and recognized earnings in excess of billings on uncompleted contracts	24,529	(11,579)	(1,139)
Inventory	2,220	2,610	6,616
Recoverable from reinsurers	(1,947)	—	—
Accrued investment income	(649)	—	—
Other assets	20,657	17,032	764
Life, accident and health reserves	56,338	608	—
Accounts payable and other current liabilities	11,905	36,216	18,968
Billings in excess of costs and recognized earnings on uncompleted contracts	21,643	(20,767)	(23,793)
Pension liability	(4,629)	(10,638)	(7,564)
Other liabilities	(1,119)	3,259	(1,951)
Cash provided by (used in) operating activities:	79,148	(27,914)	5,744
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,048)	(21,324)	(5,819)
Disposal of property, plant and equipment	8,824	5,034	3,706
Purchases of investments	(239,941)	(54,598)	(33,034)
Sale of investments	89,392	12,248	2,411
Maturities and redemptions of investments	97,375	—	—
Cash from disposition of business, net of cash disposed	—	—	31,645
Cash paid for business acquisitions, net of cash acquired	(66,346)	39,726	(146,026)
Change in restricted cash	44	—	(1,785)
Other investing activities	(518)	—	—
Cash used in investing activities:	(140,218)	(18,914)	(148,902)
Cash flows from financing activities:
Proceeds from long-term obligations	56,058	54,042	374,815
Principal payments on long-term obligations	(22,252)	(19,287)	(148,664)
Annuity receipts	3,399	78	—
Annuity surrenders	(21,654)	—	—

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Payment of fees on restructuring of debt	—	—	(12,333)
Proceeds from sale of preferred stock, net	—	14,033	40,050
Proceeds from sale of common stock, net	—	53,975	6,000
Purchase of noncontrolling interest	(1,833)	(475)	(38,403)
Sale of noncontrolling interests	8,000	—	—
Change in restricted cash	—	6,014	—
Payment of dividends	(4,220)	(5,687)	(1,626)
Net cash received for contingent consideration	2,335	—	—
Taxes paid in lieu of shares issued for share-based compensation	(1,009)	—	(47)
Proceeds from the exercise of warrants and stock options	8	—	24,348
Other Financing activities	(44)	—	—
Cash provided by financing activities:	18,788	102,693	244,140
Effects of exchange rate changes on cash and cash equivalents	(971)	(5,219)	(2,001)
Net change in cash and cash equivalents	(43,253)	50,646	98,981
Cash and cash equivalents, beginning of period	158,624	107,978	8,997
Cash and cash equivalents, end of period	$115,371	$158,624	$107,978
Supplemental cash flow information:
Cash paid for interest	$39,193	$39,451	$7,527
Cash paid for taxes	$20,859	$1,134	$8,792
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$1,808	$4,400
Property, plant and equipment included in accounts payable	$1,581	$911	$2,544
Investments in accounts payable	$2,494	$—	$—
Reacquisition of shares from a noncontrolling interest	$—	$—	$1,700
Conversion of preferred stock to common stock	$28,534	$1,839	$—
Deemed dividend from conversion of preferred stock	$6,867	$—	$—
Dividends payable to shareholders	$1,322	$1,005	$777
Business acquisition through the issuance of common stock, long-term debt and warrants	$—	$11,591	$—
Issuance of long-term debt	$—	$5,000	$—
Fair value of contingent asset assumed in other acquisitions	$2,992	$—	$—
Fair value of deferred liability assumed in other acquisitions	$2,995	$—	$—
Debt assumed in acquisitions	$20,813	$—	$—
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

The Company currently has seven reportable segments based on management’s organization of the enterprise - Construction, Marine Services, Insurance, Energy, Telecommunications, Life Sciences, and Other which includes operations that do not meet the separately reportable segment thresholds.

1.Our Construction segment (f/k/a Manufacturing) includes DBM Global Inc. (“DBMG” f/k/a Schuff International, Inc.) and its wholly-owned subsidiaries. DBMG is a fully integrated detailer, BIM modeler, fabricator and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains a 92% controlling interest in DBMG.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Energy segment (f/k/a Utilities) includes American Natural Gas ("ANG"). Headquartered in the Northeast, ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains effective control of, and a 49.99% ownership interest in ANG.

4.Our Telecommunications segment includes PTGi International Carrier Services, ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol ("VOIP") service operators and Internet service providers from our International Carrier Services business unit. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company owns 100% of ICS.

5.Our Insurance segment includes Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company owns 100% of the Insurance Company.

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns a (i) 77% interest in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) 67% interest in R2 Dermatology Inc. ("R2", f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including Medibeacon Inc. and Triple Ring Technologies, Inc.

7.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. Among the businesses included in this segment are the Company's 56% ownership interest in DMi, Inc. ("DMi"), which owns licenses to create and distribute NASCAR® video games, and the Company's 72% interest in NerVve, which provides analytics on broadcast TV, digital and social media online platforms.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of December 31, 2016, the Company owns a 100% interest in CGI, a 100% interest in ICS, a 95% interest in GMSL, a 92% interest in DBMG, a 56% interest in DMi, a 72% interest in NerVve, and board control of, and a 49.99% interest in ANG. Through its subsidiary, Pansend, the Company owns a 77% interest in Genovel, a 67% interest in R2 and an 80% interest in BeneVir. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the FASB ASC 810, “Consolidation” (“ASC 810”). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity. DBMG uses a 4-4-5 week quarterly cycle, which for the fourth quarter of 2016 ended on January 2, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less.

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Consolidated Financial Statements, in conformity with ASC 820, “Fair Value Measurements and Disclosures”, represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Derivatives

Equity purchase warrants, equity call options and the Company's issued warrant to purchase its common stock qualify as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). All of such derivative instruments are recognized as either assets or liabilities at fair value. Subsequent changes in fair value are recognized within earnings.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category primarily includes private placements, asset-backed securities, and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third-party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities.

Other than transactions described within Note 3. Business Combinations, the Company did not have any significant nonrecurring fair value measurements of non-financial assets and liabilities in 2016 or 2015.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay.

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

At December 31, 2016, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. We assessed whether a valuation allowance should be established against the HC2 U.S. consolidated filing group’s and Insurance Companies’ deferred tax assets based on consideration of both positive and negative evidence and determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, a full valuation allowance was established against the HC2 U.S. consolidated filing group’s and Insurance Companies’ net deferred tax assets during the fourth and first quarters of 2016, respectively. The appropriateness and amount of these valuation allowances are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

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

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software project is ready for its intended use, over the estimated useful life of the software

Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years for buildings and leasehold improvements, up to 35 years for cable-ships and submersibles, 3 to 15 years for equipment, furniture and fixtures, and 3 to 20 years for plant and transportation equipment. Plant includes equipment on the cable-ships that is portable and can be moved around the fleet and

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

computer equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use.

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

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with a qualitative evaluation of each reporting unit. If such test indicates potential for impairment, a Step 1 test is performed. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by an estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

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

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

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

HC2 HOLDINGS, INC.
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its long-term debt and line of credit obligations and amortizes them over the term of the respective debt agreement. The amortization expense of the deferred financing costs is included in interest expense on the consolidated statements of operations. If the Company extinguishes portions of its long-term debt prior to the maturity date, deferred financing costs are charged to expense on a pro-rata basis and are included in loss on early extinguishment or restructuring of debt on the consolidated statements of operations. Subsequent to our early adoption of ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) (see "New Accounting Pronouncements") effective on December 31, 2015, we reclassified our deferred financing costs to long-term obligations and aggregate them with the original issue discount on the consolidated balance sheets. Previously the Company's deferred financing costs had been included in other assets.

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

Revenue and Cost Recognition

DBMG

DBMG performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, DBMG has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

GMSL

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

Charter hire

Rentals from short-term operating leases in respect of vessels are recognized as revenue on a straight line basis over the term of the lease.

Oil and Gas

GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems which allow customers to monitor subsea seismic data. The majority of GMSL’s oil and gas business is contracted on a project-by-project basis with major energy producers or tier I engineering, procurement and construction (EPC) contractors. Revenue is recognized as time and costs are incurred.

A loss is recognized immediately if the expected costs during any contract exceed expected revenues. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

Insurance

Unearned premiums represent that portion of premiums written, which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on information received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

ICS

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future that do not contain anti-dilution provisions requiring the adjustment of exercise prices and option shares. Share-based compensation is recorded net of expected forfeitures.

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

In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method, pursuant to ASC No. 260, “Earnings Per Share.” The two-class method is required as the shares of the Company’s preferred stock qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated to the common stock and preferred stock to the extent that each security may share in earnings as if all of the earnings for the period

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

had been distributed. The Company does not use the two-class method in periods when it generates a loss as the holders of the preferred stock do not participate in losses.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items.

Adjustments

During the second quarter of 2016, the Company identified an immaterial error in its calculation of depreciation expense for the twelve months ended December 31, 2015 and 2014 and the three months ended March 31, 2016 related to purchase accounting associated with the acquisition of DBMG in May 2014.  This resulted in an excess depreciation expense being recorded in each of the periods noted.  In addition, certain gains and losses on assets that were disposed of by DBMG were incorrectly recorded during the same periods as a result of these adjustments.  The net impact of these adjustments to net income would have been an increase of $0.7 million and a decrease of $0.2 million for the twelve months ended December 31, 2015 and 2014, respectively, and an increase of $0.8 million for the year ended December 31, 2016.

The Company determined to correct the cumulative effect of these adjustments in the second quarter of 2016, which resulted in a net adjustment to net income (loss) attributable to common and participating preferred stockholders for the year ended December 31, 2016 of $1.3 million.

New Accounting Pronouncements

Changes to the general accounting principles are established by the FASB in the form of Accounting Standards Updates ("ASU") to the FASB Accounting Standards Codification. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

Accounting Principles applied during the year ended December 31, 2016

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The Company early adopted this update and applied it to two acquisitions that were closed in December 2016, refer to note 3. Business Combinations for the information on the transactions.

Accounting for Measurement - Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments, which requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Refer to Note 3. Business Combinations and Note 11. Goodwill and Other Intangible Assets for further information.

Enhanced Disclosure Requirements for Insurance Contracts

In May 2015, the FASB issued ASU 2015-09, Disclosures About Short-Duration Contracts. This ASU requires insurance entities to disclose for annual reporting periods certain information in respect of liability for unpaid claims and claim adjustment expenses. Refer to Note 14. Life, Accident and Health Reserves for added disclosures.

New Accounting Pronouncements to be Adopted Subsequent to December 31, 2016

Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles - Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning in January 1, 2017 and does not expect to have a material effect on its Consolidated Financial Statements.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force. This guidance requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal year beginning after December 15, 2019. Early adoption is permitted, but an early adoption in an interim period must show adjustments as of the beginning of the fiscal year that includes that interim period. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning January 1, 2018 and does not expect this ASU to have a material effect on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends ASC 230 Statement of Cash Flows, a principles based approach requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities, which created diversity in how certain cash receipts and cash payments were classified. The new guidance clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning January 1, 2018 and does not expected to have a material effect on its Consolidated Financial Statements.

Accounting for Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by deducting an allowance for credit losses from the amortized cost basis of the financial assets. For available-for-sale debt securities, the new guidance aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses through an allowance rather than a write-down and allowing subsequent reversals in credit loss estimates to be recognized in current income. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For certain assets, a prospective transition approach is required. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning January 1, 2020 and is currently unable to quantify the impact of adopting this guidance. The ultimate impact will depend on the Company’s investment portfolio at the time the new standard is adopted.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has started evaluating its lease arrangements to determine the impact of this amendment on the financial statements. The evaluation includes an extensive review of the leases, which are primarily related to our vessels and office space. Additionally, the Company has began tracking separate accounting records for leases entered into starting January 1, 2017 under the new guidance to facilitate future implementation. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning January 1, 2019 and is currently unable to quantify the impact of adopting this guidance. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost, adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. The Company expects to adopt this ASU in its Consolidated Financial Statements beginning January 1, 2018 and is currently evaluating the impact the update would have.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), which includes amendments of a similar nature to the items typically addressed in the technical corrections and improvements project. Lastly, in February 2017, the FASB issued ASU 2017-05, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and provide guidance on partial sales of nonfinancial assets. This ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an “in substance nonfinancial asset” is within the scope of ASC 610-20. This ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASUs described above are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

During 2016, the Company continued its evaluation of ASU 2014-09, including the expected impact on its business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for its contracts. The Company expects to complete its assessment of the cumulative effect of adopting ASU 2014-09 as well as the expected impact of adoption during 2017. The Company will continue its evaluation of ASU 2014-09, including how it may impact new contracts it receives as well as new or emerging interpretations of the standard, through the date of adoption. The Company expects to adopt the revenue recognition ASUs described above in its Consolidated Financial Statements beginning in January 1, 2018 and is currently evaluating the impact the update would have.

3. Business Combinations

Insurance Segment

On December 24, 2015, the Company completed the acquisitions of 100% of the interest in each of the Insurance Companies, as well as all assets owned by the sellers of the Insurance Companies and their affiliates (the "Seller Parties") that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. The operations of the Insurance Companies formed the basis of our Insurance segment, and we plan to leverage their existing platform and industry expertise to identify strategic growth opportunities for managing closed blocks of long-term care businesses. This transaction was accounted for as a business acquisition.

The aggregate consideration paid in connection with the acquisition of the Insurance Companies and related transactions and agreements was valued at $18.7 million, consisting of $7.1 million of cash, $2.0 million in aggregate principal amount of the Company’s 11.0% Notes, 1,007,422 shares of the Company's common stock and five year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share (subject to customary adjustments for stock splits or similar transactions) exercisable on or after February 3, 2016 (the "Warrants").

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Purchase Price Allocation

The fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in thousands):

Purchase price allocation
Fixed maturities, available for sale at fair value	$1,230,038
Equity securities, available for sale at fair value	35,697
Mortgage loans	1,252
Policy loans	18,354
Other investments	183
Cash and cash equivalents	48,525
Recoverable from reinsurers	522,790
Accrued investment income	14,417
Goodwill	47,290
Intangibles	4,850
Other assets	12,566
Total assets acquired	1,935,962
Life, accident and health reserves	(1,592,722)
Annuity reserves	(259,675)
Value of business acquired	(51,584)
Deferred tax liability	(1,704)
Other liabilities	(11,540)
Total liabilities assumed	(1,917,225)
Total net assets acquired	$18,737

The acquisition of the Insurance Companies resulted in goodwill of approximately $47.3 million. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Insurance Companies were recognized as a new stand-alone reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

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

Reinsurance Recoverable

The reinsurance recoverable balance represents amounts recoverable from third parties. U.S. GAAP requires insurance reserves and reinsurance recoverable balances to be presented on a gross basis, as opposed to US statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $515.9 million, to arrive at a gross insurance liability, and recognized an offsetting reinsurance recoverable amount of approximately $515.9 million. As part of this process, management considered reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

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

Contingent Liability

Pursuant to the purchase agreement, the Company also agreed to pay to the Seller Parties, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13.0 million. The balance is calculated based on the annual fluctuation of the statutory

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

cash flow testing and premium deficiency reserves following each of the Insurance Companies' filings with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. The Company did not set up a contingent liability at acquisition primarily due to the following factors: (i) reduced confidence that treasury rates will increase to historical averages over the near term; (ii) uncertainty around future operating expenses historically performed by the Seller Parties; and (iii) the increase in the premium deficiency reserve as reported at December 31, 2015 of approximately $8.0 million. Given that the balance is cumulative over the period at issue, a decrease of approximately $8.0 million was required before any obligation existed to the Seller Parties under the earn-out).

On February 22, 2017, subsequent to determining the Company’s December 31, 2016 cash flow testing and premium deficiency reserves, but prior to the issuance of this Form 10-K, the Company received a significantly higher rate increase from the TDOI than had been assumed in the cash flow testing performed by the Company.  As a result of this rate increase, the probability of a payment to the Seller Parties has increased and the Company has estimated that the fair value of the obligation as of December 31, 2016 is a $11.4 million, which was recorded in the current period earnings and is presented within net loss on contingent consideration line of the consolidate statements of operations.  The Company will update this assessment at each reporting period through December 31, 2019 or until the $13.0 million is paid in full.

Control Level Risk-Based Capital

In connection with the consummation of the acquisition, the Company has agreed with the Ohio Department of Insurance (ODOI) that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the ODOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Ohio law and reported in CGI’s statutory statements filed with the ODOI). Similarly, the Company has agreed with the TDOI that, for five years following the closing of the transaction, it will contribute to UTA cash or other admitted assets acceptable to the TDOI to the extent required for UTA’s total adjusted capital to be not less than 400% of UTA’s authorized control level risk-based capital (each as defined under Texas law and reported in UTA’s statutory statements filed with the TDOI).

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

Both agreements survived the redomestication of CGI and merger of UTA and CGI.

Other

Transaction costs incurred in connection with the acquisition of the Insurance Companies were $0.5 million and are included in selling, general and administrative expenses in the consolidated statements of operations. The acquisition costs are primarily related to legal, accounting and valuation services.

The Company recorded net revenue of $2.9 million and net loss of $1.6 million from the Insurance Companies for the years ended December 31, 2015.

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

Year Ended December 31, 2015
Net revenue	$1,243,173
Net income from continuing operations	$23,026
Net loss attributable to HC2	$23,202

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Per share amounts:
Loss from continuing operations	$(0.87)
Net loss attributable to HC2	$(0.87)

Construction Segment

On October 13, 2016, DBMG has acquired the detailing and Building Information Modeling (“BIM”) management business of PDC Global Pty Ltd. (“PDC”). The new businesses provide steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America. On November 1, 2016, DBMG acquired BDS VirCon ("BDS"). BDS provides steel detailing, rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe. The aggregate fair value of the consideration paid in connection with the acquisition of PDC and BDS was $25.5 million, including $21.4 million in cash. Both transactions were accounted for as business acquisitions.

The fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in thousands):

Purchase price allocation
Cash and cash equivalents	$621
Accounts receivable, net	5,558
Costs and recognized earnings in excess of billings on uncompleted contracts	1,686
Property, plant and equipment, net	8,043
Goodwill	11,827
Intangibles	3,955
Other assets	1,209
Total assets acquired	32,899
Accounts payable and other current liabilities	(5,924)
Billings in excess of costs and recognized earnings on uncompleted contracts	(617)
Deferred tax liability	(169)
Other liabilities	(685)
Total liabilities assumed	(7,395)
Total net assets acquired	$25,504

The preliminary allocation of the fair value of the acquired businesses was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of preliminary allocation of the fair values of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. We expect to complete the purchase price allocation for fiscal year 2016 acquisitions during fiscal year 2017.

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $2.9 million assigned to the assembled and trained workforce. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DMBG totaled $2.3 million for the year ended December 31, 2016 and are included in selling, general and administrative expenses in the consolidated statements of operations. The acquisition costs are primarily related to legal, accounting and valuation services.

PDC's and BDS' results since respective acquisition dates were included in our consolidated statement of operations for the year ended December 31, 2016. Pro forma results of operations for the acquisition of PDC and BDS have not been presented because they are not material to our consolidated results of operations.

Energy Segment

For the year ended December 31, 2016, ANG completed three acquisitions of twenty-one fueling stations in aggregate. The total fair value of the consideration transferred by ANG in connection with the acquisitions was $42.1 million, comprised of $39.2 million cash and a $2.9 million 4.25% seller note, due in 2022, see Note 13. Long-term Obligations for further details. Both transactions were accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets related to acquired stations and did not meet the definition of a business under ASU 2017-01

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the transaction accounted for as a business combination, the fair value of consideration transferred was allocated among the identified assets acquired, liabilities assumed, intangibles and residual goodwill. For the two transactions accounted for as asset acquisitions the fair value of consideration transferred was allocated based on the relative fair value (in thousands):

Purchase price allocation
Accounts receivable	$1,303
Property, plant and equipment, net	42,690
Goodwill	1,257
Intangibles	4,984
Other assets	79
Total assets acquired	50,313
Accounts payable and other current liabilities	(856)
Deferred tax liability	(7,060)
Total liabilities assumed	(7,916)
Bargain purchase gain	(340)
Total net assets acquired	$42,057

The preliminary allocation of the fair value of the acquired businesses was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of preliminary allocation of the fair values of consideration transferred that are not yet finalized relate to the fair values of certain property, plant and equipment, deferred tax liability, intangible assets acquired and the residual goodwill. We expect to complete the purchase price allocation for fiscal year 2016 acquisitions during fiscal year 2017.

Approximately $5.0 million of the fair value of consideration transferred has been provisionally assigned to customer contracts with an estimated useful life ranging between four and fifteen years. The multi-period excess earnings method was used to assign fair value to the acquired customer contracts.

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Results of operations from the acquired stations since acquisition dates have been included in our consolidated statement of operations for the year ended December 31, 2016. Pro forma results of operations for ANG's acquisitions have not been presented because they are not material to our consolidated results of operations.

Other Acquisitions

During the year ended December 31, 2016 we completed the acquisition of additional interests in and thereby control of NerVve and BeneVir, and acquired a 60% controlling interest in CWind Limited ("CWind") with an obligation to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets). The total consideration transferred for these acquisitions was $14.9 million, including $9.2 million in cash. On November 1, 2016, we completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind. All three transactions were accounted for as business acquisitions.

Results of operations from other acquisitions since the respective acquisition dates have been included in our consolidated statement of operations for the year ended December 31, 2016. Pro forma results of operations for other acquisitions have not been presented because they are not material to our consolidated results of operations.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

Purchase price allocation
Cash and cash equivalents	$2,963
Restricted cash	3
Accounts receivable	6,400
Inventory	528
Property, plant and equipment, net	29,896
Goodwill	5,541
Intangibles	7,082
Other assets	2,051
Total assets acquired	54,464
Accounts payable and other current liabilities	(11,180)
Deferred tax liability	(2,819)
Long-term obligations	(20,813)
Other liabilities	(3)
Noncontrolling interest	(815)
Total liabilities assumed	(35,630)
Enterprise value	18,834
Less fair value of noncontrolling interest	3,889
Total net assets acquired	$14,945

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities (in thousands):

December 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$15,910	$135	$(95)	$15,950
States, municipalities and political subdivisions	374,527	4,408	(3,858)	375,077
Foreign government	6,380	—	(402)	5,978
Residential mortgage-backed securities	136,126	2,634	(564)	138,196
Commercial mortgage-backed securities	48,715	427	(89)	49,053
Asset-backed securities	76,303	1,934	(572)	77,665
Corporate and other	600,458	23,635	(7,054)	617,039
Total fixed maturity securities	$1,258,419	$33,173	$(12,634)	$1,278,958
Equity securities
Common stocks	$16,236	$—	$(1,371)	$14,865
Perpetual preferred stocks	37,041	191	(578)	36,654
Total equity securities	$53,277	$191	$(1,949)	$51,519

December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government and government agencies	$17,131	$1	$(49)	$17,083
States, municipalities and political subdivisions	387,427	60	(1,227)	386,260
Foreign government	6,426	3	—	6,429
Residential mortgage-backed securities	166,324	579	(588)	166,315
Commercial mortgage-backed securities	74,898	233	(96)	75,035
Asset-backed securities	34,396	106	(51)	34,451

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Corporate and other	553,487	318	(7,537)	546,268
Total fixed maturity securities	$1,240,089	$1,300	$(9,548)	$1,231,841
Equity securities
Common stocks	$19,935	$1	$(1,311)	$18,625
Perpetual preferred stocks	30,901	162	(6)	31,057
Total equity securities	$50,836	$163	$(1,317)	$49,682

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized losses on investments. These investments had a fair value of $15.2 million and $21.0 million as of December 31, 2016 and December 31, 2015, respectively. The change in fair value related to these securities resulted in a net loss of approximately $1.2 million for the year ended December 31, 2016 and $0.3 million for the year ended December 31, 2015.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2016 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized	Fair
	Cost	Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$48,194	$44,237
Due after one year through five years	113,158	113,987
Due after five years through ten years	137,763	139,539
Due after ten years	698,160	716,281
Subtotal	997,275	1,014,044
Mortgage-backed securities	184,841	187,249
Asset-backed securities	76,303	77,665
Total	$1,258,419	$1,278,958

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	December 31, 2016			December 31, 2015
	Amortized	Fair	% of	Amortized	Fair	% of
	Cost	Value	Total	Cost	Value	Total
Finance, insurance, and real estate	$214,911	$211,834	34.3%	$223,144	$217,377	39.8%
Transportation, communication and other services	180,647	189,163	30.7%	156,022	155,175	28.4%
Manufacturing	112,644	118,440	19.2%	95,138	94,792	17.4%
Other	92,256	97,602	15.8%	79,183	78,924	14.4%
Total	$600,458	$617,039	100.0%	$553,487	$546,268	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the consolidated statements of operations (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded impairments related to two fixed maturity securities for the year ended December 31, 2016. These were a $2.5 million impairment within Other income (expense), net and a $0.2 million impairment within Net realized gains on investments. The Company did not record any impairments on fixed maturity or equity securities during the years ended December 31, 2015 and 2014.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the total unrealized losses for the 269 and 528 fixed maturity and equity securities held by the Company as of December 31, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	December 31, 2016		December 31, 2015
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Fixed maturity and equity securities
Less than 20%	$(10,069)	69.0%	$(5,667)	52.2%
20% or more for less than six months	(482)	3.3%	—	—%
20% or more for six months or greater	(4,032)	27.6%	(5,198)	47.8%
Total	$(14,583)	100.0%	$(10,865)	100.0%
The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include (i) whether the unrealized loss is credit-driven or a result of changes in market interest rates (ii) the extent to which fair value is less than cost basis (iii) cash flow projections received from independent sources (iv) historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases (v) near-term prospects for improvement in the issuer and/or its industry (vi) third party research and communications with industry specialists (vii) financial models and forecasts (viii) the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments (ix) discussions with issuer management, and (x) ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2016 and December 31, 2015, respectively. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 269 and 528 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of December 31, 2016 and December 31, 2015, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

December 31, 2016	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities
U.S. Government and government agencies	$4,392	$(95)	$—	$—	$4,392	$(95)
States, municipalities and political subdivisions	207,740	(3,858)	—	—	207,740	(3,858)
Foreign government	5,978	(402)	—	—	5,978	(402)
Residential mortgage-backed securities	54,385	(564)	—	—	54,385	(564)
Commercial mortgage-backed securities	13,159	(89)	—	—	13,159	(89)
Asset-backed securities	12,443	(572)	—	—	12,443	(572)
Corporate and other	147,653	(3,022)	3,579	(4,032)	151,232	(7,054)
Total fixed maturity securities	$445,750	$(8,602)	$3,579	$(4,032)	$449,329	$(12,634)
Equity securities
Common stocks	$14,585	$(1,371)	$—	$—	$14,585	$(1,371)
Perpetual preferred stocks	20,464	(578)	—	—	20,464	(578)
Total equity securities	$35,049	$(1,949)	$—	$—	$35,049	$(1,949)

December 31, 2015	Less than 12 months		12 months of greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	466,293	(7,537)	—	—	466,293	(7,537)
Total fixed maturity securities	$920,670	$(9,548)	$—	$—	$920,670	$(9,548)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

At December 31, 2016, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 54.5% of the gross unrealized loss and 83.0% of the fair value. At December 31, 2015, investment grade fixed maturity securities represented approximately 33.2% of the gross unrealized loss and 88.3% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Cost Method	Equity Method	Cost Method	Equity Method
Common Equity	$138	$1,047	$249	$6,475
Preferred Equity	2,484	9,971	1,655	7,522
Warrants	3,097	—	3,880	—
Limited Partnerships	—	1,116	—	1,171
Joint Ventures	—	40,697	—	27,324
Total	$5,719	$52,831	$5,784	$42,492

Additionally, other invested assets include common stock purchase warrants and call options accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815") (in thousands):

December 31, 2016	Cost	Gains	Losses	Fair Value
Warrants	$6,332	$180	$(2,919)	$3,593
Call Options	230	—	(10)	220
Total	$6,562	$180	$(2,929)	$3,813

December 31, 2015	Cost	Gains	Losses	Fair Value
Warrants	$6,383	$428	$(2,600)	$4,211
Call Options	1,680	—	(1,048)	632
Total	$8,063	$428	$(3,648)	$4,843

Summarized information for the Company's equity method investments as of and for the years ended December 31, 2016, 2015 and 2014 (in thousands) is as follows (information for two of the investees is reported on a one month lag):

	Years Ended December 31,
	2016	2015	2014
Net revenue	$558,180	$502,122	$151,594
Gross profit	$164,853	$103,236	$35,783
Income (loss) from continuing operations	$51,690	$(18,743)	$5,142

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net income (loss)	$(11,123)	$(36,873)	$5,142

Current assets	$285,466	$256,372	$269,864
Noncurrent assets	$278,766	$219,434	$149,995
Current liabilities	$184,068	$169,002	$179,552
Noncurrent liabilities	$131,587	$132,934	$18,063

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Year ended December 31,
	2016	2015
Fixed maturity securities, available-for-sale at fair value	$54,685	$964
Equity securities, available-for-sale at fair value	2,263	93
Mortgage loans	491	—
Policy loans	1,173	18
Other invested assets	321	—
Gross investment income	58,933	1,075
External investment expense	(901)	(44)
Net investment income	$58,032	$1,031

Net Realized Gains (Losses) on Investments

The major sources of net realized gains (losses) on investments were as follows (in thousands):

	Year ended December 31,
	2016	2015
Realized gains on fixed maturity securities	$4,868	$256
Realized losses on fixed maturity securities	(2,367)	—
Realized gains on equity securities	4,525	—
Realized losses on equity securities	(352)	—
Net realized gains (losses) on derivative instruments	(1,492)	—
Impairment loss	(163)	—
Net realized gains (losses)	$5,019	$256

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,950	$5,140	$10,778	$32
States, municipalities and political subdivisions	375,077	—	369,387	5,690
Foreign government	5,978	—	5,978	—
Residential mortgage-backed securities	138,196	—	82,242	55,954
Commercial mortgage-backed securities	49,053	—	6,035	43,018
Asset-backed securities	77,665	—	4,448	73,217
Corporate and other	617,039	2,020	594,653	20,366
Total fixed maturity securities	1,278,958	7,160	1,073,521	198,277
Equity securities

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Common stocks	14,865	10,290	—	4,575
Perpetual preferred stocks	36,654	9,312	27,342	—
Total equity securities	51,519	19,602	27,342	4,575
Derivatives	3,813	—	—	3,813
Total assets accounted for at fair value	$1,334,290	$26,762	$1,100,863	$206,665

Liabilities
Warrant liability	$4,058	$—	$—	$4,058
Contingent liability	11,411	—	—	11,411
Other	816	—	—	816
Total liabilities accounted for at fair value	$16,285	$—	$—	$16,285

December 31, 2015		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$17,083	$5,753	$11,257	$73
States, municipalities and political subdivisions	386,260	—	380,601	5,659
Foreign government	6,429	—	6,429	—
Residential mortgage-backed securities	166,315	—	87,296	79,019
Commercial mortgage-backed securities	75,035	—	14,510	60,525
Asset-backed securities	34,451	—	6,798	27,653
Corporate and other	546,268	7,090	525,234	13,944
Total fixed maturity securities	1,231,841	12,843	1,032,125	186,873
Equity securities
Common stocks	18,625	13,693	—	4,932
Perpetual preferred stocks	31,057	10,271	20,786	—
Total equity securities	49,682	23,964	20,786	4,932
Derivatives	4,843	632	—	4,211
Total assets accounted for at fair value	$1,286,366	$37,439	$1,052,911	$196,016

Liabilities
Warrant liability	$4,332	$—	$—	$4,332
Total liabilities accounted for at fair value	$4,332	$—	$—	$4,332

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $1.1 million corporate and other bonds and $0.5 million preferred stock from Level 1 into Level 2 during the year ended December 31, 2016, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for the year ended December 31, 2015.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $3.3 million during the year ended December 31, 2016. There were no transfers into or out of Level 3 for the year ended December 31, 2015.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Warrant Liability. The balance represents Warrants issued in connection with the acquisition of the Insurance Companies and recorded within other liabilities on the Consolidated Balance Sheets. Fair value was determined using the Monte Carlo Simulation because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from prior periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of 100 unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all 100 independent price paths represents the estimate of fair value for each combination of assumptions. Therefore, the warrant liability was classified as Level 3.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contingent Liability. The balance represents the present value of the estimated obligation pursuant to the acquisition of the Insurance Companies. Fair value was determined using unobservable market inputs, including probability of rate increases as approved by state regulators. The liability was classified as Level 3.

Level 3 Measurements and Transfers

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$2	$—	$(43)	$—	$—	$32
States, municipalities and political subdivisions	5,659	401	(370)	—	—	—	—	5,690
Residential mortgage-backed securities	79,019	(1,928)	1,374	—	(14,656)	16,878	(24,733)	55,954
Commercial mortgage-backed securities	60,525	(958)	275	—	(21,548)	12,515	(7,791)	43,018
Asset-backed securities	27,653	963	1,413	59,379	(23,457)	14,426	(7,160)	73,217
Corporate and other	13,944	16	(1,610)	13,369	(4,475)	2,091	(2,969)	20,366
Total fixed maturity securities	186,873	(1,506)	1,084	72,748	(64,179)	45,910	(42,653)	198,277
Equity securities
Common stocks	4,932	—	(357)	—	—	—	—	4,575
Total equity securities	4,932	—	(357)	—	—	—	—	4,575
Derivatives	4,211	(580)	—	230	(48)	—	—	3,813
Contingent asset	—	(156)	—	2,992	(2,836)	—	—	—
Total financial assets	$196,016	$(2,242)	$727	$75,970	$(67,063)	$45,910	$(42,653)	$206,665

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2016
Liabilities
Warrant liability	$4,332	$(274)	$—	$—	$—	$—	$—	$4,058
Contingent liability	—	8,773	—	2,995	(357)	—	—	11,411
Other	—	(674)	—	1,490	—	—	—	816
Total financial liabilities	$4,332	$7,825	$—	$4,485	$(357)	$—	$—	$16,285

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2015
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$(1)	$74	$—	$—	$—	$73
States, municipalities and political subdivisions	—	—	7	5,652	—	—	—	5,659
Foreign government	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	301	(166)	78,884	—	—	—	79,019
Commercial mortgage-backed securities	—	(45)	197	60,373	—	—	—	60,525
Asset-backed securities	—	—	—	27,653	—	—	—	27,653
Corporate and other	250	—	(53)	14,247	(500)	—	—	13,944

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Total fixed maturity securities	250	256	(16)	186,883	(500)	—	—	186,873
Equity securities
Common stocks	—	—	—	4,932	—	—	—	4,932
Perpetual preferred stocks	—	—	—	—	—	—	—	—
Total equity securities	—	—	—	4,932	—	—	—	4,932
Derivatives	—	(1,544)	(628)	6,383	—	—	—	4,211
Total financial assets	$250	$(1,288)	$(644)	$198,198	$(500)	$—	$—	$196,016

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2015
Liabilities
Derivatives	$—	$—	$—	$4,332	$—	$—	$—	$4,332
Total financial liabilities	$—	$—	$—	$4,332	$—	$—	$—	$4,332

Internally developed fair values of Level 3 assets represent less than 1% of the Company’s total assets, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands):

December 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$16,831	$16,832	$—	$—	$16,832
Policy loans	18,247	18,247	—	18,247	—
Other invested assets	5,719	4,597	—	—	4,597
Total assets not accounted for at fair value	$40,797	$39,676	$—	$18,247	$21,429
Liabilities
Annuity benefits accumulated (1)	$251,270	$249,372	$—	$—	$249,372
Long-term obligations (2)	378,780	376,081	—	376,081	—
Total liabilities not accounted for at fair value	$630,050	$625,453	$—	$376,081	$249,372

December 31, 2015			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$1,252	$1,252	$—	$—	$1,252
Policy loans	18,476	18,476	—	18,476	—
Other invested assets	5,784	3,434	—	—	3,434
Total assets not accounted for at fair value	$25,512	$23,162	$—	$18,476	$4,686
Liabilities
Annuity benefits accumulated (1)	$257,454	$258,847	$—	$—	$258,847
Long-term obligations (2)	319,180	310,307	—	310,307	—
Total liabilities not accounted for at fair value	$576,634	$569,154	$—	$310,307	$258,847
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 840, "Leases".

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2016	2015
Contracts in progress	$121,666	$103,178
Unbilled retentions	35,069	31,195
Trade receivables	113,380	77,084
Other receivables	1,102	190
Allowance for doubtful accounts	(3,619)	(794)
Total accounts receivable	$267,598	$210,853

7. Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following (in thousands):

	December 31,
	2016	2015
Costs incurred on contracts in progress	$638,679	$597,656
Estimated earnings	149,910	99,985
	788,589	697,641
Less progress billings	816,622	679,532
	$(28,033)	$18,109
The above is included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$15,188	$39,310
Billings in excess of costs and recognized earnings on uncompleted contracts	43,221	21,201
	$(28,033)	$18,109

8. Inventory

Inventory consist of the following (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2016	2015
Raw materials and consumables	$8,572	$10,485
Work in process	850	1,289
Finished goods	226	346
	$9,648	$12,120

9. Property, Plant and Equipment, net

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$21,006	$15,521
Building and leasehold improvements	31,713	31,530
Plant and transportation equipment	5,551	4,747
Cable-ships and submersibles	169,034	137,458
Equipment, furniture and fixtures, and software	101,421	50,171
Construction in progress	19,889	10,427
	348,614	249,854
Less accumulated depreciation and amortization	62,156	35,388
	$286,458	$214,466

Depreciation expense was $28.9 million, $26.8 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts included $4.4 million, $7.9 million and $4.3 million of depreciation expense within cost of revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, total net book value of equipment under capital leases consisted of $51.0 million and $66.8 million of cable-ships and submersibles, respectively.

10. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers assets (in thousands):

		December 31, 2016		December 31, 2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$139,269	26.5%	$133,646	25.5%
Great American Life Insurance Co	A	46,965	9.0%	44,748	8.6%
Hannover Life Reassurance Co	A+	337,967	64.5%	344,168	65.9%
Total		$524,201	100.0%	$522,562	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit are as follows (in thousands):

	Construction	Marine Services	Telecom	Energy	Insurance	Life Sciences	Other	Total
Balance at December 31, 2014	$24,612	$1,176	$3,378	$1,374	$—	—	$—	$30,540
Reclassification	—	—	—	—	—	—	1,781	1,781
Acquisitions	(122)	554	—	—	29,021	—	—	29,453
Impairments	—	(540)	—	—	—	—	—	(540)
Effect of translation	—	(56)	—	—	—	—	—	(56)
Balance at December 31, 2015	24,490	1,134	3,378	1,374	29,021	—	1,781	61,178
Reclassification	—	—	—	—	—	—	14	14
Acquisitions	11,827	1,334	—	1,257	18,269	3,620	587	36,894
Balance at December 31, 2016	$36,317	$2,468	$3,378	$2,631	$47,290	$3,620	$2,382	$98,086

Indefinite-lived Intangible Assets

The acquisition of the Insurance Companies resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization of $2.5 million and $4.9 million as of December 31, 2016 and 2015, respectively. The Insurance Companies filed applications with the ODOI and the TDOI to redomesticate CGI from Ohio to Texas. In conjunction with the redomestication, the Insurance Companies filed a request with the TDOI to merge the two companies (with CGI as the surviving entity), which was approved as of December 31, 2016. As a result of the merger the Company recorded a $2.4 million impairment to the state licenses. The impairment is included within Asset impairment expense in the Consolidated Statement of Operations.

In addition, the consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset not subject to amortization valued at $6.4 million.

Definite Lived Intangible Assets

The changes in the carrying amount of amortizable intangible assets by reporting unit are as follows (in thousands):

	Construction	Marine Services	Energy	Life Sciences	Other	Corporate	Total
Trade names
Balance at December 31, 2014	$4,304	$997	$6,037	$—	$—	$—	$11,338
Periodic Amortization	(299)	(345)	(630)	—	—	—	(1,274)
Effect of Translation	—	(51)	—	—	—	—	(51)
Balance at December 31, 2015	$4,005	$601	$5,407	$—	$—	$—	$10,013
Acquisitions	508	690	—	—	—	—	1,198
Periodic Amortization	(297)	(378)	(630)	—	—	—	(1,305)
Effect of Translation	—	(15)	—	—	—	—	(15)
Balance at December 31, 2016	$4,216	$898	$4,777	$—	$—	$—	$9,891

Customer relationships
Balance at December 31, 2014	$—	$7,639	$4,881	$—	$—	$—	12,520
Periodic Amortization	—	(494)	(437)	—	—	—	(931)
Effect of Translation	—	(351)	—	—	—	—	(351)
Balance at December 31, 2015	$—	$6,794	$4,444	$—	$—	$—	$11,238
Acquisitions	3,447	—	4,984	—	—	—	8,431
Periodic Amortization	—	(450)	(539)	—	—	—	(989)
Effect of Translation	(9)	—	—	—	—	—	(9)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Balance at December 31, 2016	$3,438	$6,344	$8,889	$—	$—	$—	$18,671

Developed technology
Balance at December 31, 2014	$—	$1,164	$—	$—	$—	$—	$1,164
Reclassification	—	—	—	—	4,195	—	4,195
Periodic Amortization	—	(296)	—	—	(1,916)	—	(2,212)
Effect of Translation	—	(58)	—	—	—	—	(58)
Balance at December 31, 2015	$—	$810	$—	$—	$2,279	$—	$3,089
Periodic Amortization	—	(271)	—	—	(1,276)	—	(1,547)
Balance at December 31, 2016	$—	$539	$—	$—	$1,003	$—	$1,542

Other
Balance at December 31, 2014	$—	$—	$—	$114	$6,000	$22	$6,136
Reclassification	—	—	—	—	(6,000)	—	(6,000)
Acquisition	—	—	20	65	—	—	85
Periodic Amortization	—	—	—	(2)	—	—	(2)
Balance at December 31, 2015	$—	$—	$20	$177	$—	$22	$219
Acquisitions	447	—	71	47	—	—	565
Periodic Amortization	—	—	—	(4)	—	(4)	(8)
Balance at December 31, 2016	$447	$—	$91	$220	$—	$18	$776

Total Amortizable Intangible Assets
Balance at December 31, 2014	$4,304	$9,800	$10,918	$114	$6,000	$22	$31,158
Reclassification	—	—	—	—	(1,805)	—	(1,805)
Acquisitions	—	—	20	65	—	—	85
Periodic Amortization	(299)	(1,135)	(1,067)	(2)	(1,916)	—	(4,419)
Effect of Translation	—	(460)	—	—	—	—	(460)
Balance at December 31, 2015	4,005	8,205	9,871	177	2,279	22	24,559
Acquisitions	4,402	690	5,055	47	—	—	10,194
Periodic Amortization	(297)	(1,099)	(1,169)	(4)	(1,276)	(4)	(3,849)
Effect of Translation	(9)	(15)	—	—	—	—	(24)
Balance at December 31, 2016	$8,101	$7,781	$13,757	$220	$1,003	$18	$30,880

Amortization expense for amortizable intangible assets for the years ended December 31, 2016, 2015 and 2014 was $3.8 million, $4.4 million and $0.9 million, respectively.

The Value of Business Acquired

VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business and recorded amortization increases net income for the respective period. Total negative amortization recorded for the years ended December 31, 2016 and 2015 was $3.9 million and $0.1 million, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Future Amortization

Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates that annual amortization expense of amortizable intangible assets and VOBA for the next five fiscal years will be as follows:

	Intangibles	VOBA
2017	$5,206	$(2,535)
2018	3,306	(2,595)
2019	3,010	(2,581)
2020	2,883	(2,681)
2021	2,694	(2,666)
Thereafter	13,781	(34,555)
Total	$30,880	$(47,613)

12. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$66,792	$84,434
Accrued interconnection costs	93,661	64,295
Accrued payroll and employee benefits	28,668	17,394
Accrued interest	3,056	2,895
Accrued income taxes	3,983	1,274
Accrued expenses and other current liabilities	55,573	55,097
Total accounts payable and other current liabilities	$251,733	$225,389

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Long-term Obligations

Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
HC2
11.0% Senior Secured Notes, due in 2019 (1)	$307,000	$307,000
HC22
11.0% Senior Secured Bridge Note, due in 2019 (2)	35,000	—
GMSL
Notes payable and revolving lines of credit, various maturity dates	17,522	—
LIBOR plus 3.65% Notes, due in 2019	3,026	5,260
Obligations under capital leases	49,717	52,697
DBMG
LIBOR plus 4.0% Notes, due in 2018 and 2019	9,439	14,378
SHE Line of Credit	—	1,600
LIBOR plus 3.0% Line of Credit	—	—
ANG
5.5% Term Loan, due in 2018	501	660
LIBOR plus 3.0% Notes, due in 2023 (3)	6,496	—
4.7% Notes, due in 2023 (3)	4,439	—
4.3% Notes, due in 2022 (3)	2,408	—
4.25% Seller Note, due in 2022	2,796	—
Other	75	19
Total	438,419	381,614
Issuance discount or premium and deferred financing costs, net	(9,923)	(9,738)
Total long-term obligations	$428,496	$371,876
(1) In January 2017, the Company issued $55.0 million in aggregate principal amount of additional notes under the 11.0% Notes Indenture.
(2) In January 2017, we used a portion of the proceeds from our issuance of $55.0 million in aggregate principal amount of 11.0% Notes to repay the 11.0% Bridge note.
(3) These loans have been consolidated and refinanced by ANG in January 2017. The aggregate principal balance outstanding shall bear fixed interest annually equal to 4.5%, due in 2022.

Aggregate capital lease and debt payments are as follows (in thousands):

	Capital Leases	Debt	Total
2017	$6,639	$80,823	$87,462
2018	9,563	42,622	52,185
2019	9,431	347,715	357,146
2020	9,437	4,825	14,262
2021	9,431	4,350	13,781
Thereafter	17,244	13,269	30,513
Total minimum principal & interest payments	61,745	493,604	555,349
Less: Amount representing interest	(12,028)	(104,902)	(116,930)
Total aggregate capital lease and debt payments	$49,717	$388,702	$438,419

The interest rates on the capital leases range from approximately 4% to 10.4%.

11.0% Notes

On November 20, 2014, HC2 issued $250.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “November 2014 Notes”). The November 2014 Notes were issued at a price of 99.05% of principal amount, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the November 2014 Notes were used to repay a senior secured credit facility, which had provided for a twelve-month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million, entered into in connection with the Company's acquisition of GMSL. On March 26, 2015, HC2 issued an additional $50.0 million in aggregate principal amount of 11.0% Senior

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Secured Notes due 2019 (the “March 2015 Notes”). The March 2015 Notes were issued at a price of 100.5% of principal amount, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, HC2 issued an additional $5.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “August 2015 Notes”). The August 2015 Notes were issued in consideration for a release of claims by holders of the Preferred Stock discussed below (see Note 19. Equity for additional information). On December 24, 2015, the Company issued an additional $2.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019. All of the 11.0% Senior Secured Notes due 2019 (collectively, the "11.0% Notes") were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee (the “11.0% Notes Indenture”).

On December 16, 2016, HC2 Holdings 2, Inc. (‘‘HC2 2’’), a wholly-owned subsidiary, issued a $35.0 million aggregate principal 11.0% bridge note (the "11.0% Bridge Note") due December 1, 2019, under the same terms as the 11.0% Senior Secured Notes, to Jefferies LLC in a private placement. The 11.0% Bridge Note is guaranteed by HC2 and each of the other guarantors of the 11.0% Notes and ranks pari passu to, and is equally and ratably secured with HC2's existing 11.0% Notes. In January 2017, we used a portion of the proceeds from the issuance of $55.0 million in aggregate principal amount of additional 11.0% Notes to repay this 11.0% Bridge Note. Refer to Note 26. Subsequent Events for further details.

Maturity and Interest. The 11.0% Notes and the 11.0% Bridge Note mature on December 1, 2019. The 11.0% Notes and the 11.0% Bridge Note accrue interest at a rate of 11.0% per year. Interest on the 11.0% Notes and the Bridge Note is paid semi-annually on December 1st and June 1st of each year.

Ranking. The 11.0% Notes and the 11.0% Bridge Note and the guarantees thereof are HC2’s and certain of its direct and indirect domestic subsidiaries’ (the “Subsidiary Guarantors”) general senior secured obligations. The 11.0% Notes and the 11.0% Bridge Note and the guarantees thereof rank: (i) senior in right of payment to all of HC2’s and the Subsidiary Guarantors’ future subordinated debt; (ii) equal in right of payment with all of HC2’s and the Subsidiary Guarantors’ existing and future senior debt and effectively senior to all of the Company's unsecured debt to the extent of the value of the collateral; and (iii) effectively subordinated to all liabilities of its non-guarantor subsidiaries.

Collateral. The 11.0% Notes and the 11.0% Bridge Note and the guarantees thereof are collateralized on a first-priority basis by substantially all of HC2’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the 11.0% Notes Indenture). The 11.0% Notes Indenture and the 11.0% Bridge Note permit the Company, under specified circumstances, to incur additional debt that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the 11.0% Notes Indenture and the 11.0% Bridge Note.

Certain Covenants. The 11.0% Notes Indenture and the 11.0% Bridge Note contain covenants limiting, among other things, the ability of HC2 and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness or issue certain types of redeemable equity interests; create liens; engage in sale-leaseback transactions; pay dividends; make distributions in respect of capital stock and make certain other restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of December 31, 2016, HC2 was in compliance with these covenants.

Redemption Premiums. On or after December 1, 2016 and until November 30, 2017, HC2 may redeem the 11.0% Notes at a redemption price equal to 108.25% and on or after December 1, 2017 until November 30, 2018 at a redemption price equal to 105.50% of the principal amount plus accrued and unpaid interest. Beginning December 1, 2018, HC2 may redeem the 11.0% Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. HC2 is required to make an offer to purchase the 11.0% Notes upon a change of control at a purchase price equal to 101% of the principal amount of the 11.0% Notes on the date of purchase plus accrued and unpaid interest. The 11.0% Bridge Note may be redeemed at any time at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

DBMG Credit Facilities

DBMG entered into a Credit and Security Agreement (“DBMG Facility”) with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo initially agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $5.0 million of letters of credit.

On January 23, 2015, DBMG entered into an amendment to the DBMG Facility, pursuant to which Wells Fargo agreed to increase the maximum amount of the DBMG Facility that could be used to issue letters of credit from $5.0 million to $14.5 million.

The DBMG Facility, as amended, has a floating interest rate of LIBOR plus 3.0% (3.63% at December 31, 2016) and requires monthly interest payments. As of December 31, 2016 and December 31, 2015, DBMG had $0.0 million in outstanding letters of credit issued under the facility, of which $0 has been drawn. The DBMG Facility is secured by a first priority, perfected security interest in all of DBMG’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBMG’s real estate. The security agreements pursuant to which DBMG’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBMG Facility contains various restrictive covenants. At December 31, 2016, DBMG was in compliance with these covenants.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On May 6, 2014, DBMG entered into an amendment to the DBMG Facility, pursuant to which Wells Fargo extended the maturity date of the DBMG Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the DBMG Facility and allowed for the issuance of additional loans in the form of notes totaling up to $5.0 million, secured by its real estate as a separate tranche under the DBMG Facility (“Real Estate Term Advance”). At December 31, 2016 and December 31, 2015, DBMG had borrowed $3.4 million and $4.0 million, respectively, under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

On October 21, 2014, DBMG further amended the DBMG Facility to allow for the issuance of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment (“Real Estate Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, secured by its real estate (“Real Estate (2) Term Advance (Working Capital)”), each as separate tranches of debt under the DBMG Facility. The Real Estate Term Advance (M&E) and Real Estate Term Advance (Working Capital) have a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance (M&E) and Real Estate (2) Term Advance (Working Capital) have a floating interest rate of LIBOR plus 4.0% and require monthly interest payments. At December 31, 2016 and 2015, there was $6.1 million and $8.1 million, respectively, outstanding under the Real Estate Term Advance (M&E) and $0.0 million and $2.2 million, respectively, outstanding under the Real Estate Term Advance (Working Capital).

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the “GMSL Facility”). The GMSL Facility has a 4.5 year term and bears interest at the rate of USD LIBOR plus 3.65% rate. As of December 31, 2016 and 2015, $3.0 million and $5.3 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At December 31, 2016, GMSL was in compliance with these covenants.

CWind Credit Facilities

GMSL acquired CWind in February 2016 and assumed liability for all of CWind's outstanding loans. CWind currently maintains 14 notes payable related to its vessels, with maturities ranging between 2020 and 2024 and interest rates varying between 7.10% and 7.62%. The initial aggregate principle amount outstanding under all 14 notes was GBP 18.1 million. As of December 31, 2016, the outstanding aggregate principal amount of the notes was GBP 14.2 million.

CWind also has two revolving lines of credit, one based in the UK and one based in Germany with an aggregate capacity of GBP 1.5 million and an interest rate of 2.0% over Barclays' Base Rate of 0.3%. As of December 31, 2016 CWind had borrowings outstanding under the UK and German lines of credit of GBP 0.2 million and EUR 0.3 million, respectively.

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

As of December 31, 2016 and December 31, 2015, $49.7 million and $52.7 million, respectively, in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a five year term and bears interest at the rate of 5.5% per annum. As of December 31, 2016 and December 31, 2015, $0.5 million and $0.7 million, respectively, remained outstanding under this term loan.

On June 13, 2016, ANG entered into a delayed draw term note for $6.5 million with Pioneer Savings Bank (“Pioneer”). The note includes an interest only provision for the first year and will mature on July 1, 2023. After the first year, the note will amortize on a straight-line basis. The interest rate on this loan is LIBOR plus 3.0% for the first year and a fixed rate of 4.3% thereafter. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision and interest at monthly LIBOR plus 3.0%. As of December 31, 2016, $6.5 million remained outstanding under the revolving demand note.

On August 5, 2016, ANG entered into a six year seller note for $3.0 million with the seller of a station, maturing on February 1, 2022. The interest rate on this seller note is a fixed rate of 4.25%. Interest was pre-paid for the first month of the loan. As of December 31, 2016, $2.8 million remained outstanding under this seller note.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On September 19, 2016 ANG entered into a term note for $2.5 million with Pioneer. The note will mature on October 1, 2022. The interest rate on this loan is 4.3%. As of December 31, 2016 $2.4 million remained outstanding under this term note.

On December 12, 2016 ANG entered into a term note for $4.5 million with Pioneer. The note will mature on January 1, 2023. The interest rate on this loan is 4.7%. As of December 31, 2016, $4.4 million remained outstanding under this term note.

14. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	December 31,
	2016	2015
Long-term care insurance reserves	$1,407,848	$1,354,151
Traditional life insurance reserves	102,077	104,450
Other accident and health insurance reserves	138,640	133,336
Total life, accident and health reserves	$1,648,565	$1,591,937

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

2016
Beginning balance as of January 1,	$208,150
Less: recoverable from reinsurers	(94,041)
Net balance as of January 1,	114,109
Incurred related to insured events of:
Current year	54,521
Prior year	631
Total incurred	55,152
Paid related to insured events of:
Current year	(8,097)
Prior year	(36,457)
Total paid	(44,554)
Interest on liability for policy and contract claims	4,405
Net balance as of December 31,	129,112
Add: recoverable from reinsurers	97,858
Ending balance as of December 31,	$226,970

For the year ended December 31, 2016, we incurred $0.6 million of costs related to insured events of prior years as the result of normal variance in the development of claim termination rates and care transition settings.

15. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current: Federal	$20,937	$361	$5,527
State	2,103	1,215	1,600
Foreign	1,462	644	227
Subtotal Current	24,502	2,220	7,354
Deferred: Federal	26,735	(12,604)	(28,092)
State	444	(99)	(2,131)
Foreign	(43)	(399)	—
Subtotal Deferred	27,136	(13,102)	(30,223)
Income tax (benefit) expense	$51,638	$(10,882)	$(22,869)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
US	$(71,626)	$(66,038)	$(41,351)
Foreign	25,833	19,415	6,796
Loss from continuing operations before income taxes	$(45,793)	$(46,623)	$(34,555)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Years Ended December 31,
	2016	2015	2014
Tax provision (benefit) at federal statutory rate	$(16,027)	$(16,318)	$(13,027)
Permanent differences	1,635	(272)	335
State tax (net of federal benefit)	1,843	1,068	1,170
Foreign rate differential	1,504	287	(838)
Foreign withholding taxes (net of federal)	—	1,229	231
Executive and stock compensation	1,439	1,044	2,701
Adjustment to net operating losses	—	(1,104)	—
Increase (decrease) in valuation allowance	57,830	2,949	(17,520)
Transaction costs	1,189	473	2,106
Tax credits generated/utilized	(386)	(185)	—
199 Manufacturing deduction	—	—	(594)
Bargain purchase gain	—	—	(496)
Officer life insurance proceeds	—	—	(392)
Foreign E&P	—	—	3,395
Outside basis difference	2,655	—	—
Other	(44)	(53)	60
Income tax (benefit) expense	$51,638	$(10,882)	$(22,869)

For the year ended December 31, 2016, the Company’s effective tax rate was unfavorably impacted by the establishment of valuation allowances totaling $57.8 million, primarily attributed to management’s conclusion that it was more-likely-than-not that the deferred tax assets of our HC2 U.S. consolidated group and the Insurance Company would not be realized.

For the year ended December 31, 2014, the Company’s effective tax rate was favorably impacted by the release of valuation allowances totaling $17.5 million attributed to management’s conclusion that it is more-likely-than-not that the deferred tax assets of our U.S. consolidated group would be realized.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred tax assets	$257,231	$230,838
Valuation allowance	(138,044)	(68,104)
Deferred tax liabilities	(133,383)	(114,504)
Net deferred taxes	$(14,196)	$48,230

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2016	2015
Allowance for bad debt	$151	$234
Basis difference in intangibles	(11,924)	(8,402)
Equity investments	6,877	6,158
Net operating loss carryforwards	43,080	34,484
Basis difference in fixed assets	(8,616)	854
Deferred compensation	11,375	6,765
Foreign tax credit	1,190	1,190
Capital loss carryforwards	1,381	1,241
Insurance company investments	(86,811)	(99,645)
Foreign earnings	(11,748)	(6,458)
UK trading loss carryforward	50,151	54,642
Unrealized gain/loss in OCI	3,930	1,177
Insurance claims and reserves	95,883	99,945
Value of insurance business acquired ("VOBA")	16,712	17,837
Start-up cost	1,778	1,924
Deferred acquisition cost	5,248	—
Other	5,191	4,388
Valuation allowance	(138,044)	(68,104)
Total deferred taxes	$(14,196)	$48,230

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

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment are not more likely-than-not realizable. These judgments are based on projections of future income or loss and other positive and negative evidence by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. In accordance with ASC Topic 740, during each reporting period the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment for the year ended December 31, 2016, the Company had an establishment of a valuation allowance to earnings of $57.8 million.

Management evaluated the need for a valuation allowance against the deferred tax assets of the HC2 U.S. consolidated tax group (“the group”) for each of the reporting periods based on the available positive and negative evidence available.  An important aspect of objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three year loss and during the fiscal quarter ended December 31, 2016, the Company made downward adjustments to its near term financial projections.  The revised forecasts, coupled with a less favorable financial result for 2016 (as compared to previous forecasts) created a greater level of negative evidence during the fiscal quarter ended December 31, 2016 as compared to prior periods.  The objective evidence presented by the cumulative losses in recent years and less favorable 2016 results coupled with the recent downward adjustments to the projections is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets.  While positive evidence exists by way of unrealized gains in the Company’s investments and the repatriation of foreign earnings, management concluded that the negative evidence now outweighs the positive evidence.  Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.
Management evaluated the need for a valuation allowance against the deferred taxes of the Insurance Companies for each of the reporting periods. Included in this assessment was the Insurance Companies’ historical operating results over the prior three-year period. Additional positive and negative evidence was considered including the timing of the reversal of the deferred tax assets and liabilities, and projections of future income from the runoff of the insurance business. Based on the weight of the positive and negative evidence, Management concluded that it is more likely than not that the insurance companies’ net deferred tax assets will not be realized.

Valuation allowances have been maintained against deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses, and losses generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the fair value and tax basis of the insurance company investments. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes.

As of December 31, 2016, the Company had foreign operating loss carryforwards of approximately $297.4 million and $1.1 million of foreign NOLs that expire between 2020 and 2025. Of the foreign NOLs $230.1 million were generated by GMSL’s historical non-tonnage tax operations.

At December 31, 2016, the Company has U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $95.3 million, of which $77.8 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, the Company has $21.6 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 U.S. consolidated income tax return.

Pursuant to the rules under Section 382, the Company believes that it underwent an ownership change on May 29, 2014. This conclusion is based on an analysis of Schedule 13D and Schedule 13G filings over the prior three years made with the SEC and the impact resulting from the May 29 preferred stock issuance. Due to the Section 382 limit resulting from the ownership change, approximately $146.2 million of the Company’s net operating losses will expire unused. The $146.2 million in expiring NOLs have been derecognized in the consolidated financial statements as of December 31, 2014. The remaining pre-change NOL’s of $46.1 million recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million.

On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering which the Company believes resulted in a Section 382 ownership change resulting in an additional annual limitation to the cumulative NOL carryforward of the HC2 U.S. consolidated tax group. The amount of the annual limitation is based on a number of factors, including the value of HC2’s stock and the amount of unrealized gains on the date of the ownership change.

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

Reconciliations of the period January 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016 balances of unrecognized tax benefits are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at January 1,	$—	$—	$35,196
Foreign currency adjustments	—	—	—
Statute expiration	—	—	—
Gross increases (decreases) of tax positions in prior period	—	—	(35,196)
Audit resolution	—	—	—
Gross increases of tax positions in current period	—	—	—
Balance at December 31,	$—	$—	$—

The decrease in 2014 to unrecognized tax benefits is due to the permanent impairment and de-recognition of NOLs under the May 2014, Section 382 limitation that were created by the uncertain positions. The Company did not have any unrecognized tax benefits as of December 31, 2016, related to uncertain tax positions.

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2016 remain open for examination.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Commitments and Contingencies

Future minimum lease payments under purchase obligations and non-cancellable operating leases are as follows (in thousands):

	Purchase Obligations	Operating Leases
2017	$54,751	$7,018
2018	—	6,235
2019	—	5,646
2020	—	4,529
2021	—	3,760
Thereafter	—	6,967
Total long-term obligations	$54,751	$34,155

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s rent expense under operating leases was $5.3 million, $5.0 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The rent expense for the year ended December 31, 2016 includes costs associated with the terminations of facilities leases.

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

Primus/Xplornet License Matters

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

On January 19, 2016, PTCI sought and obtained an order under the Companies’ Creditors Arrangement Act from the Ontario Superior Court of Justice. PTCI received an Initial Order staying all proceedings against PTCI until February 26, 2016 - which it has moved to extend through September 2016. On February 25, 2016, the Ontario Superior Court of Justice extended the stay of proceedings until September 19, 2016. PTCI has advised the Company that this stays all proceedings against PTCI, Globility, and MIPPS, except against the Company.

In October 2016, the Company settled the matter. On November 8, 2016, the Court entered a consent order dismissing this action.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG's Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. On February 28, 2017, the Court entered an order vacating the current scheduling order  and deadlines and giving the parties until April 21, 2017 to submit a stipulation of settlement or status report to the Court. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement. The Company believes that the settlement under discussion would not have a material effect on the Company's financial condition or operating results.

DBMG Wage and Hours Claims

On July 9, 2015, a putative class action wage and hour lawsuit was filed against SSC and Schuff International (now d/b/a DBMG) (collectively “Schuff”) in the Los Angeles County Superior Court BC587322, captioned Dylan Leonard, individually and on behalf of other members of the general public v. Schuff Steel Company and Schuff International, Inc. The complaint makes generic allegations of numerous violations of the California wage and hour laws and claims that Schuff failed to: pay for overtime, pay for meal and rest breaks, to fulfill its obligations under minimum wage laws, to timely pay business expenses, wages and final wages, to keep requisite payroll records, and to provide compliant wage statements. On August 11, 2015, another putative class action wage and hour lawsuit was filed against SSC in San Joaquin County Superior Court, 39-2015-003282720CU-OE-STK, captioned Pablo Dominguez, on behalf of himself and all other similarly situated v. Schuff Steel Company. The complaint alleges non-compliant wage statements and demands penalties pursuant to the California Labor Code. On October 11, 2015, an amended complaint was filed in the Dominguez claim pursuing only the statutory claim based on the non-compliant wage statements. On December 17, 2015, the matters were designated as the Schuff Steel Wage and Hour Cases and assigned a coordination trial judge. On August 4, 2016, the Court denied the Dominguez motion for continuance and determined that the claim for civil penalties ended when Mr. Dominguez passed away on August 10, 2015. The Company settled the remaining Dominguez claims under a confidential agreement which we believe will have no material adverse effect on us, and the case was dismissed on December 20, 2016. On January 17, 2017, counsel for Leonard agreed to dismiss the individual claims with prejudice and the class-action claims without prejudice; however the dismissal was not approved by Court due to failure to obtain the appropriate consent of the plaintiff. The Company believes that the allegations and claims set forth in the Complaint are without merit and intends to defend them vigorously, and that the matter will be disposed of.

Chemours Demand for Arbitration

On December 28, 2015, the Chemours Company Mexico S. de R.L de C.V. (“Chemours”) filed a Demand for Arbitration (the “Demand”) against SSC with the American Arbitration Association, International Centre for Dispute Resolution Case No. 01-15-0006-0956.  SSC had a purchase order to provide fabricated steel for the expansion of Line 2 at DuPont’s chemical plant in Altamira, Mexico (the “Project”).  The Demand seeks recovery of an alleged mistaken payment of approximately $5 million to SSC and additional damages in excess of $18 million for alleged breaches, including delays, failure to expedite, assignment of subcontracting clauses, and backcharges for additional costs and rework of fabricated steel provided for the Project.  On January 25, 2016, SSC filed an answer and counterclaim denying liability alleged by Chemours and seeking to recover the principal sum of approximately $0.3 million for unpaid work on the Project as well as an additional sum for damages due to alleged delays, impacts, and other wrongful conduct by Chemours and its agents. Document discovery has begun and an arbitration hearing is scheduled for March 2018. The Company believes that the allegations and claims set forth in the Demand are without merit and intends to defend them vigorously and aggressively pursue Chemours for additional monies owed and damages sustained.

CGI Class Action

On November, 28 2016, CGI, a subsidiary of the Company GAFRI, American Financial Group, Inc., and CIGNA Corporation were served with a class action complaint filed by John Fastrich and Universal Investment Services, Inc. in the United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to vesting of commissions. CGI believes that the allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.  To that end, CGI, GAFRI and CIGNA Corporation filed a joint motion to dismiss the complaint on  February 27, 2017.  The motion is pending and is not yet fully briefed.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further, the Company and CGI are seeking defense costs and indemnification for any losses that may stem from the claims from GAFRI and Continental General Corporation (“CGC”).  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  GAFRI and CGC filed their answer on February 23, 2017.  The dispute is ongoing.

VAT assessment

On February 20, 2017, the Company's ICS subsidiary received a notice from Her Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) indicating that it was required to pay certain Value-Added Taxes (“VAT”) for the 2015 tax year.  ICS disagrees with HMRC’s assessment on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interests. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fibre cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $3.1 million in damages for overpayment to GSML and $1.2 million in liquidated damages for the period  September 2016 to October 2016, plus interest and costs.  GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2016, the total sum of GMSL invoices rejected by ASN are $10.7 million. ASN has also reserved their position on an additional $1.4 million of invoices already submitted to ASN and has indicated it will do so for future invoices. We believe that the allegations and claims by ASN are without merit, that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

17. Employee Retirement Plans

HC2

The Company sponsors a 401(k) employee benefit plan (the “401(k) Plan”) that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions capped at $6,000.

The matching contribution made during the years ended December 31, 2016, 2016 and 2015 was $0.1 million and $0.1 million, respectively..

DBMG

Certain of DBMG’s fabrication and erection workforce are subject to collective bargaining agreements. DBMG contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the “Act”) may, under certain circumstances, cause DBMG to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon DBMG’s proportionate share of each plan’s unfunded vested benefits.

DBMG made contributions to the California Ironworkers Field Pension Trust (“Field Pension”) of $6.9 million and $6.1 million during the years ended December 31, 2016 and 2015, respectively. DBMG’s funding policy is to make monthly contributions to the plan. DBMG’s employees represent less than 5% of the participants in the Field Pension. As of December 31, 2016, DBMG has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

During 2015, DBMG negotiated with the Steelworkers Pension Trust and reduced the liability to approximately $2.4 million. DBMG made its final quarterly payment of approximately $0.2 million in September 2015.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

To replace DBMG's funding into the Steelworkers Pension Trust, DBMG agreed to make profit share contributions to the Union 401(k) defined contribution retirement savings plan (the “Union 401k”) beginning on April 1, 2012. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 hours of work) and are 100% vested in the profit share contributions three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401(k) to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at a rate of $0.55 per hour. Profit share contributions amounted to approximately $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

DBMG maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions. The matching contributions for the years ended December 31, 2016 and 2015 was $1.1 million and $1.1 million, respectively.

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

A more recent actuarial valuation was conducted (using an approximate methodology) as of December 31, 2016 for purposes of meeting U.S. GAAP annual disclosures.

Global Marine Personal Pension Plan

This is a defined contribution pension scheme and is contributory from the employee; the rate of contributions is split as follows:

•	ex-CARE employees contributing between 2.5% and 7.5% and the employer contributing at a matching rate plus an additional 5% fixed contributions; and

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•	defined contribution employees contributing between 2% and 7.5% and the employer contributing at a matching rate.

For the years ended December 31, 2016 and 2015, GMSL made matching contributions of $1.4 million and $1.7 million, respectively.

Merchant Navy Officers Pension Fund

The Merchant Navy Officers Pension Fund is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent available full actuarial valuation was conducted as at March 31, 2015 for the purpose of determining the funding requirements of the plan. The main assumptions used were that Retail Price Inflation would be 3.1% per year, Consumer Price Inflation would be 2.1% per year, the rate of return on investments (pre-retirement) would be 4.75% per year, the rate of return on investments (post-retirement) would be 2.6% per year and with pensions increasing (where relevant) by 2.9% per year.

At the actuarial valuation date the market value of the total assets in the scheme amounted to $3.6 billion of which 0.08% ($2.8 million) relates to the Global Marine Systems Group. On an on-going basis the value of these assets, together with the deficit contributions receivable of $394 million, covered the value of pensioner liabilities, preserved pension liabilities for former employees and the value of benefits for active members based on accrued service and projected salaries, to the extent of 99.7%.

Following the March 31, 2015 actuarial valuation, contributions are payable by the Group as follows:

•	Maintain employer contributions to 20% of pensionable salaries to September 30, 2016, and then no more contributions thereafter.

A more recent actuarial valuation was conducted (using an approximate methodology) as of December 31, 2016 for the purpose of meeting U.S. GAAP annual disclosures.

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

The following table presents this reconciliation and shows the change in the projected benefit obligation for the Plans for the period from December 31, 2014 through December 31, 2016 (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Projected benefit obligation at December 31, 2014	$219,087
Service cost - benefits earning during the period	61
Interest cost on projected benefit obligation	7,330
Contributions	32
Actuarial gain	(2,375)
Benefits paid	(7,499)
Foreign currency (gain) loss	(19,036)
Projected benefit obligation at December 31, 2015	$197,600
Service cost - benefits earning during the period	15
Interest cost on projected benefit obligation	6,659
Contributions	8
Actuarial loss	30,121
Benefits paid	(5,564)
Foreign currency (gain) loss	(36,240)
Projected benefit obligation at December 31, 2016	$192,599

The following table presents the change in the value of the assets of the Plans for the period from December 31, 2014 through December 31, 2016 and the plans’ funded status at December 31, 2016 (in thousands):

Fair value of plan assets at December 31, 2014	$181,877
Actual return on plan assets	4,619
Benefits paid	(7,499)
Contributions	11,136
Foreign currency gain (loss)	(17,622)
Fair value of plan assets at December 31, 2015	172,511
Actual return on plan assets	34,354
Benefits paid	(5,564)
Contributions	1,376
Foreign currency gain (loss)	(31,905)
Fair value of plan assets at December 31, 2016	170,772
Unfunded status at end of year	$21,827

Amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 are listed below (in thousands):

	December 31,
	2016	2015
Pension Asset	$192	$68
Pension Liability	22,019	25,157
Net liability amount recognized	$21,827	$25,089

The accumulated benefit obligation for the Plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. As of December 31, 2016 contributions of $0.2 million were due to be payable to the Plans.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs

The aggregate net pension cost recognized in the consolidated statements of operations was a cost of $2.2 million for the year ended December 31, 2016 and cost of $0.4 million for the year ended December 31, 2015.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Service cost—benefits earning during the period	$15	$61
Interest cost on projected benefit obligation	6,659	7,330
Expected return on assets	(7,063)	(7,507)
Actuarial loss	2,830	512
Foreign currency gain (loss)	(225)	(12)
Net pension cost	$2,216	$384

Of the amounts presented above, income of $0.4 million has been included in cost of revenue and gain of $2.6 million included in other comprehensive income for the year ended December 31, 2016, and cost of $0.1 million has been included in cost of revenue and gain of $0.5 million included in other comprehensive income for the year ended December 31, 2015.

In determining the net periodic pension cost for the Plans, GMSL used the following weighted average assumptions: the pension increase assumption is that for benefits increasing with RPI limited to 5% per year, to which the majority of the Plan’s liabilities relate. The Group employs a building block approach in determining the long-term rate of return of pension plan assets. Historical markets are studied and assets with higher volatility are assumed to generate higher returns consistent with widely accepted capital market principles. The overall expected rate of return on assets is then derived by aggregating the expected return for each asset class over the actual asset allocation for the Plans as of December 31, 2016.

	Year Ended December 31,
	2016	2015
Discount rate	2.85%	3.75%
Rate of compensation increases (Merchant Navy Officers Pension Fund only)	N/A	4.55%
Rate of future RPI inflation	3.20%	3.05%
Rate of future CPI inflation	2.10%	1.95%
Pension increases in payment	3.05%	2.90%
Long-term rate of return on assets	3.17%	4.50%

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

The following tables present the after-tax changes in benefit obligations recognized in comprehensive income and the after-tax prior service credits that were amortized from accumulated other comprehensive income into net periodic costs are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Net loss (gain)	$2,216	$384
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,216	$384

	Year Ended December 31,
	2016	2015
Actuarial (gain) loss	$2,830	$512
Total recognized in other comprehensive (income) loss	$2,830	$512

The estimated loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2017 will be $2.0 million.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Estimated Future Benefit Payments

Expected benefit payments are estimated using the same assumptions used in determining the Plan’s benefit obligation at December 31, 2016. Because benefit payments will depend on future employment and compensation levels, average years employed, average life spans, and payment elections, among other factors, changes in any of these factors could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and post-retirement plans (in thousands):

Expected Benefit Payments
2017	$5,188
2018	5,330
2019	5,477
2020	5,624
2021	5,779
Thereafter	31,357
Total	$58,755

Aggregate expected contributions in the coming fiscal year are expected to be $8.8 million.

Plan Assets—Description of plan assets and investment objectives

The assets of the Plans consist primarily of private and public equity, government and corporate bonds, among others. The asset allocations of the Plans are maintained to meet regulatory requirements where applicable. Any contributions to the Plans are made to a pension trust for the benefit of plan participants.

The principal investment objectives are to ensure the availability of funds to pay pension benefits as they become due under a broad range of future economic scenarios, to maximize long-term investment return with an acceptable level of risk based on our pension and post-retirement obligations, and to be broadly diversified across and within the capital markets to insulate asset values against adverse experience in any one market. Each asset class has broadly diversified characteristics. Substantial biases toward any particular investing style or type of security are sought to be avoided by managing the aggregation of all accounts with portfolio benchmarks. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.

The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31, 2016, are as follows:

	Target	December 31, 2016
Liability hedging	24.7%	25.5%
Equities	27.7%	32.1%
Hedge funds	27.7%	32.1%
Corporate bonds	15.0%	9.3%
Property	4.9%	1.0%
Other	—%	—%
Total	100.0%	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investment Valuation

GMSL’s plan investments related to the Global Marine Systems Pension Plan consist of the following (in thousands):

	December 31,
	2016	2015
Equities	$47,623	$49,535
Liability Hedging Assets	40,635	41,649
Hedge Funds	47,068	44,363
Corporate Bonds	24,492	23,193
Property	7,544	9,137
Other	205	1,697
Total market value of assets	$167,567	$169,574
Present value of liabilities	(189,586)	(194,730)
Net pension liability	$(22,019)	$(25,156)

GMSL’s plan investments related to the Merchant Navy Officers Pension Fund consist of the following (in thousands):

	December 31,
	2016	2015
Equities	$526	$660
Liability Hedging Assets	1,641	1,190
Hedge Funds	519	412
Corporate Bonds	519	675
Total market value of assets	$3,205	$2,937
Present value of liabilities	(3,013)	(2,869)
Net pension asset (liability)	$192	$68

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the Global Marine Systems Pension Plan (in thousands):

As of December 31, 2016	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$47,623	$47,623
Liability Hedging Assets	—	40,635	40,635
Hedge Funds	—	47,068	47,068
Corporate Bonds	—	24,492	24,492
Property	—	7,544	7,544
Other	(37)	242	205
Total Plan Net Assets	$(37)	$167,604	$167,567

As of December 31, 2015	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$49,535	$49,535
Liability Hedging Assets	—	41,649	41,649
Hedge Funds	—	44,363	44,363
Corporate Bonds	—	23,193	23,193
Property	—	9,137	9,137
Other	1,697	—	1,697
Total Plan Net Assets	$1,697	$167,877	$169,574

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the Merchant Navy Officers Pension Fund (in thousands):

As of December 31, 2016	Fair Value Measurement Using:
	Level 3	Total
Equities	$525	$525
Hedge Funds	519	519
Corporate Bonds	519	519
Liability Hedging Assets	1,641	1,641
Total Plan Net Assets	$3,204	$3,204

As of December 31, 2015	Fair Value Measurement Using:
	Level 3	Total
Equities	$660	$660
Hedge Funds	412	412
Corporate Bonds	675	675
Liability Hedging Assets	1,190	1,190
Total Plan Net Assets	$2,937	$2,937

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below set forth a summary of changes in the fair value of the Level 3 pension assets for the period from December 31, 2014 through December 31, 2016 for the Merchant Navy Officers Pension Fund (in thousands):

Balance at December 31, 2014	$3,104
Actual return on plan assets	3
Contributions	84
Benefits paid	(109)
Foreign currency gain (loss)	$(145)
Balance at December 31, 2015	$2,937
Actual return on plan assets	972
Contributions	20
Benefits paid	(150)
Foreign currency gain (loss)	(575)
Balance at December 31, 2016	$3,204

18. Share-based Compensation

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

The Company granted 1,506,848 and 2,552,673 options during the years ended December 31, 2016 and 2015, respectively. Of the total options granted during the years ended December 31, 2016 and 2015, 6,848 and 249,083, respectively, of such options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan. The weighted average fair value at date of grant for options granted during the years ended December 31, 2016, 2015 and 2014 was $1.09, $2.23 and $1, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Years Ended December 31,
	2016	2015	2014
Expected option life (in years)	4.70 - 6.00	4.80 - 5.50	5.50 - 6.00
Risk-free interest rate	1.27 - 1.35%	1.49 - 1.73%	1.61 - 2.73%
Expected volatility	39.58 - 55.58%	36.29 - 53.83%	36.74 - 40.50%
Dividend yield	—%	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $8.3 million, $11.1 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. All grants are time based, and vest either immediately, or over a period of up to 3 years. The Company recognizes compensation expense for equity awards, reduced by estimated forfeitures, using the straight-line basis.

Restricted Stock

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2015	338,702	$4.26
Granted	1,539,114	$9.14
Vested	(1,087,128)	$8.35
Forfeited	—	$—
Unvested—December 31, 2015	790,688	$8.14
Granted	301,040	$3.89
Vested	(959,196)	$7.17
Forfeited	(16,611)	$5.03
Unvested—December 31, 2016	115,921	$5.59

As of December 31, 2016, the unvested restricted stock represented $0.4 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 1.0 years. The number of shares of unvested restricted stock expected to vest is 113,281.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2015	3,573,141	$4.27
Granted	2,552,673	$6.74
Exercised	—	$—
Forfeited	(764,529)	$4.05
Outstanding—December 31, 2015	5,361,285	$5.48
Granted	1,506,848	$10.49
Exercised	(2,000)	$4.06
Forfeited	(2,800)	$4.06
Expired	(34,236)	$6.68
Outstanding—December 31, 2016	6,829,097	$6.58

Eligible for exercise	4,885,967	$5.31

As of December 31, 2016, intrinsic value and average remaining life of the Company's outstanding and exercisable options were $5.7 million and $5.7 million and approximately 7.97 and 7.57 years, respectively.

As of December 31, 2016, the unvested stock options outstanding represented $2.3 million of compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.65 years. The number of unvested stock options expected to vest is 1,943,130 shares, with a weighted average remaining life of 8.97 years, a weighted average exercise price of $9.75, and an intrinsic value of $0.

19. Equity

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred and Common Stock

On May 29, 2014, the Company issued 30,000 shares of Series A Preferred Stock and 1,500,000 shares of common stock, the proceeds of which were used to pay for a portion of the purchase price for the acquisition of DBMG. On September 22, 2014, the Company issued 11,000 shares of Series A-1 Convertible Participating Preferred Stock of the Company (the "Series A-1 Preferred Stock"). Each share of Series A-1 Preferred Stock is convertible at a conversion price of $4.25. On January 5, 2015, the Company issued 14,000 shares of Series A-2 Convertible Participating Preferred Stock of the Company (together with the Series A Preferred Stock and Series A-1 Preferred Stock, the “Preferred Stock”). Each share of Series A-2 Preferred Stock is convertible at a conversion price of $7.80. In connection with the issuance of the Series A-2 Preferred Stock, the Company amended the certificates of designation governing the Series A Preferred Stock and Series A-1 Preferred Stock on January 5, 2015, which reflected the issuance of the Series A-2 Preferred Stock as a class of preferred stock which ranks at parity with the Series A Preferred Stock and Series A-1 Preferred Stock and made certain other changes to conform the terms of the Series A Preferred Stock and Series A-1 Preferred Stock to those of the Series A-2 Preferred Stock.

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

Certain certificates of amendment related to the Company’s Preferred Stock (the “Prior Amendment”) did not become effective because they were filed without proper authorization of the stockholders of the Company. The holders of the Series A Preferred Stock agreed to release all claims against the Company relating to the ineffectiveness of the Prior Amendments, including the fact that the conversion price of the Series A Preferred Stock remains at $4.25. The release of claims was granted as payment in full of the purchase price of the $5 million aggregate principal amount of the additional 11.0% Notes issued to the holders of the Series A Preferred Stock in August 2015. The Company recorded this payment to other income (expense), net.

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

Preferred Share Conversions

As more fully described below, during the year ended December 31, 2016, 14,364 and 9,000 shares of Series A and A-1 Preferred Stock were converted into 4,196,388 and 2,119,764 shares of the Company's common stock, respectively, in private exchange transactions. During the year ended December 31, 2015, 1,000 shares of Series A-1 Preferred Stock were converted into 235,526 shares of common stock in private exchange transactions. We refer to these transactions as the "Preferred Share Conversions".

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. (“Corrib”), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( “Luxor”), that together then held 9,000 shares of Series A-1 Preferred Stock, that govern their respective Preferred Share Conversions. In the Corrib Preferred Share Conversion (i) Corrib converted 1,000 shares of Series A Preferred Stock into 238,492 shares of the Company’s common stock, and (ii) in consideration of Corrib making such conversion, HC2 issued 15,318 newly issued shares of common stock to Corrib (such shares, the “Corrib Conversion Share Consideration”). In the Luxor Preferred Share Conversion, (i) Luxor converted 9,000 shares of Series A-1 Preferred Stock into 2,119,765 shares of the common stock and (ii) in consideration of Luxor making such conversion, HC2 issued 136,149 newly issued shares of common stock to Luxor (such shares, the “Luxor Conversion Share Consideration” and, together with the Corrib Conversion Share Consideration, the “Conversion Share Consideration”). The fair value of the Conversion Share Consideration was $0.7 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

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

Further, the Company agreed that it will issue to Corrib and Luxor, on each quarterly anniversary commencing May 29, 2017 (or, if later, the date on which the corresponding dividend payment is made to the holders of the outstanding Preferred Stock), through and until the Maturity Date (as defined in the respective Series A and Series A-1 Certificate of Designation), in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) 1.875% the Accrued Value (as defined in the respective Series A and Series A-1 Certificate of Designation) of Corrib’s or Luxor’s Preferred Stock as of the Closing Date (as defined in applicable Voluntary Conversion Agreements) divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the applicable Dividend Payment Date (as defined in the respective Series A and Series A-1 Certificate of Designation).

The fair value of the Additional Share Consideration was valued by the Company at $1.5 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Hudson Bay Conversion

On October 7, 2016, the Company entered into an agreement with Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. ("Hudson") to convert and exchange all of Hudson's 12,500 shares of the Company's Series A Convertible Participating Preferred Stock into a total of 3,751,838 shares of the Company's common stock.

Pursuant to the terms of the Series A Voluntary Conversion Agreement, HC2 and the Series A holder mutually agreed that on the closing date of the voluntary conversion, (i) the Series A Holder voluntarily converted 12,499 of the 12,500 shares of Series A Preferred Stock it held into 2,980,912 shares of HC2’s common stock pursuant to the terms of the Certificate of Designation of Series A Convertible Participating Preferred Stock (the “Series A Certificate of Designation”), with such amount representing the number of shares of common stock into which the 12,499 shares of Series A Preferred Stock held by the Series A holder convertible pursuant to the terms of the Series A Certificate of Designation and (ii) in consideration of the conversion referenced in clause (i) above, the Company issued to the Series A holder in exchange for the single remaining share of Series A Preferred Stock held, in an exchange transaction exempt from the registration requirements of the Securities Act of 1933 and all of the rules and regulations promulgated thereunder (the “Securities Act”) under Section 3(a)(9) of the Securities Act, 770,926 shares of common stock. The fair value of the 770,926 shares was $4.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend

Dividends

During 2016 and 2015, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

2016

Declaration Date	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Holders of Record Date	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Payment/Accrual Date	April 15, 2016	July 15, 2016	October 15, 2015	January 15, 2017
Total Dividend	$988	$988	$800	$563

2015

Declaration Date	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Holders of Record Date	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Payment/Accrual Date	April 15, 2015	July 15, 2015	October 15, 2015	January 15, 2016
Total Dividend	$1,021	$1,020	$1,020	$1,005

20. Related Parties

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $3.1 million and $1.8 million of expenses under the Services Agreement for the year ended December 31, 2016 and 2015, respectively.

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

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.7 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively.

GMSL also has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Net revenue	$28,127	$23,457
Operating expenses	7,272	2,888
Interest expense	1,498	1,590
Dividends received	2,200	12,357

	December 31,
	2016	2015
Accounts receivable	$2,644	$5,058
Long-term obligations	34,766	$37,627
Accounts payable	2,760	$9

21. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom; and Other. The Company has seven reportable operating segments based on management’s organization of the enterprise - Construction, Marine Services, Insurance, Telecommunications, Energy, Life Sciences, Other, and a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net Revenue by Geographic Region
United States	$1,115,337	$712,498	$442,472
United Kingdom	417,933	395,917	97,653
Other	24,856	12,391	7,313
Total	$1,558,126	$1,120,806	$547,438

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2016	2015	2014
Net Revenue by Segment
Construction	$502,658	$513,770	$348,318
Marine Services	161,864	134,926	35,328
Insurance	142,457	2,865	—
Telecommunications	735,043	460,355	161,953
Energy	6,430	6,765	1,839
Other	9,674	2,125	—
Total	$1,558,126	$1,120,806	$547,438

	Years Ended December 31,
	2016	2015	2014
Depreciation and Amortization
Construction	$1,892	$2,016	$1,053
Marine Services	22,007	18,771	4,809
Insurance (1)	(3,771)	2	—
Telecommunications	504	417	529
Energy	2,248	1,635	328
Life Sciences	124	21	—
Other	1,489	—	—
Non-operating Corporate	—	1,934	—
Total	$24,493	$24,796	$6,719
(1) Balance represents amortization of negative VOBA, which increases net income.

	Years Ended December 31,
	2016	2015	2014
Income (Loss) from Operations
Construction	$49,639	$42,114	$26,358
Marine Services	(323)	10,898	(3,779)
Insurance	(812)	(176)	—
Telecommunications	4,150	238	(1,840)
Energy	(330)	(888)	(491)
Life Sciences	(10,389)	(6,404)	(4,762)
Other	(5,756)	(6,198)	(221)
Non-operating Corporate	(37,600)	(38,871)	(29,256)
Total	$(1,421)	$713	$(13,991)

	Years Ended December 31,
	2016	2015	2014
Capital Expenditures (1)
Construction	$8,243	$4,969	$5,039
Marine Services	12,231	10,651	(863)
Telecommunications	831	449	42
Energy	7,211	4,750	803
Life Sciences	195	271	—
Insurance	128	—	—
Other	45	234	798
Non-operating Corporate	164	—	—
Total	$29,048	$21,324	$5,819
(1) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2016	2015
Investments
Marine Services	$40,698	$27,324
Insurance	1,407,996	1,314,448
Life Sciences	13,067	4,888
Other	6,778	22,395
Eliminations	(40,621)	(14,685)
Total	$1,427,918	$1,354,370

	December 31,
	2016	2015
Property, Plant and Equipment—Net
United States	$136,905	$82,540
United Kingdom	141,946	126,921
Other	7,606	5,005
Total	$286,458	$214,466

	December 31,
	2016	2015
Total Assets
Construction	$295,246	$268,242
Marine Services	275,660	249,003
Insurance	2,027,059	1,965,059
Telecommunications	125,965	114,633
Energy	84,602	31,462
Life Sciences	28,868	16,494
Other	10,914	34,339
Non-operating Corporate	27,583	77,965
Eliminations	$(40,621)	$(14,685)
Total	$2,835,276	$2,742,512

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015, in reference to the Amendment No. 1 on Form 10-Q/A which amends the Quarterly Report on Form 10-Q of HC2 Holdings, Inc. (the “Company”) for the fiscal quarters ended March 31, 2015, June 30, 2015, and September 30, 2015 as originally filed with the Securities and Exchange Commission (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Services revenue	$182,109	$197,372	$245,064	$272,510
Sales revenue	120,497	125,759	133,474	138,884
Other revenue	29,138	36,162	34,546	42,611
Net revenue	331,744	359,293	413,084	454,005
Cost of revenue - services	174,873	183,193	225,876	259,035
Cost of revenue - sales	99,677	101,290	107,984	102,113
Other operating expenses	76,567	68,832	72,370	87,737
Income (loss) from operations	(19,373)	5,978	6,854	5,120

Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	(31,531)	891	(7,506)	(67,252)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Net income (loss) - basic	$(31,531)	$891	$(7,506)	$(67,252)
Net income (loss) - diluted	$(31,531)	$891	$(7,506)	$(67,252)

Weighted average common shares outstanding-basic	35,262	35,518	36,627	41,570
Weighted average common shares outstanding-diluted	35,262	35,643	36,627	41,570

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.89)	$0.02	$(0.20)	$(1.62)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.89)	$0.02	$(0.20)	$(1.62)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.89)	$0.02	$(0.20)	$(1.62)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.89)	$0.02	$(0.20)	$(1.62)
(1) During the second quarter of 2016, the Company identified an immaterial error in its calculation of depreciation expense for the twelve months ended December 31, 2015 and 2014 and the three months ended March 31, 2016 related to purchase accounting associated with the acquisition of DBMG in May 2014.  The net impact of adjustments to net income would have been an increase of $0.7 million and a decrease of $0.2 million for the twelve months ended December 31, 2015 and 2014, respectively. Refer to note 2. Summary of Significant Accounting Policies.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Services revenue	$73,718	$147,841	$151,933	$221,788
Sales revenue	128,090	133,141	125,534	135,896
Other Revenue	—	—	—	2,865
Net revenue	201,808	280,982	277,467	360,549
Cost of revenue—services	61,920	134,589	138,099	210,047
Cost of revenue—sales	110,536	110,909	103,375	113,148
Other operating expenses	28,862	32,062	33,349	43,197
Income (loss) from operations	490	3,422	2,644	(5,843)

Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	(6,316)	(11,979)	(8,998)	(12,536)
Gain (loss) from discontinued operations	(9)	(11)	(24)	23
Net income (loss)—basic	$(6,325)	$(11,990)	$(9,022)	$(12,513)
Net income (loss)—diluted	$(6,325)	$(11,990)	$(9,022)	$(12,513)

Weighted average common shares outstanding-basic	24,146	25,514	25,592	30,588
Weighted average common shares outstanding-diluted	24,146	25,514	25,592	30,588

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.26)	$(0.47)	$(0.35)	$(0.41)
Gain (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.26)	$(0.47)	$(0.35)	$(0.41)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—common holders	$(0.26)	$(0.47)	$(0.35)	$(0.41)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc.—preferred holders	—	—	—	—
Gain (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.26)	$(0.47)	$(0.35)	$(0.41)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

23. Backlog

DBMG’s backlog was $503.5 million ($441.1 million under contracts or purchase orders and $62.4 million under letters of intent) at December 31, 2016. DBMG’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. DBMG’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $296.4 million, representing 58.9% of DBMG’s backlog at December 31, 2016, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG’s backlog could decrease substantially.

DBMG's backlog at December 31, 2015 was $380.8 million ($252.7 million under contracts or purchase orders and $128.1 million under letters of intent).

At December 31, 2014, its backlog was $357.0 million ($305.3 million under contracts or purchase orders and $51.7 million under letters of intent).

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

24. Discontinued Operations

Discontinued Operations - years ended December 31, 2015 and 2014

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

The Company evaluated the remaining carrying value of North America Telecom, i.e. PTI, in the third quarter of 2013 which resulted in it being higher than its fair value less costs to sell by $0.3 million and has attributed such adjustment to the long-lived assets of PTI. As the adjustment is related to North America Telecom, it has been classified within income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the year ended December 31, 2013.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net revenue	$—	$—	$7,530
Operating expenses	—	38	7,610
Income (loss) from operations	—	(38)	(80)
Interest expense	—	—	(17)
Interest income and other income (expense)	—	4	(60)
Loss before income tax	—	(34)	(157)
Income tax benefit (expense)	—	13	132
Loss from discontinued operations	$—	$(21)	$(25)
Gain (loss) from sale of discontinued operations	—	—	(121)
Gain (loss) from discontinued operations	$—	$(21)	$(146)

25. Basic and Diluted Income (Loss) Per Common Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the “treasury” method.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company had no dilutive common share equivalents during the years ended December 31, 2016, 2015 and 2014 due to the results of operations being a loss from continuing operations, net of tax. The Company issued a Warrant, Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan, each of which were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Loss from continuing operations attributable to common stock and participating preferred stockholders	$(105,398)	$(39,829)	$(16,294)
Loss from discontinued operations	—	(21)	(146)
Net Loss attributable to common stock and participating preferred stockholders	$(105,398)	$(39,850)	$(16,440)

Earnings allocable to common shares:

Participating shares at end of period:
Common stock outstanding	37,260	26,482	19,729

Numerator for basic and diluted earnings per share
Percentage of income (loss) allocated to:
Common Stock	100%	100%	100%
Preferred Stock	—%	—%	—%

Loss attributable to common shares - basic and diluted
Loss from continuing operations	$(105,398)	$(39,829)	$(16,294)
Loss from discontinued operations	—	(21)	(146)
Net Loss	$(105,398)	$(39,850)	$(16,440)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic and diluted	37,260	26,482	19,729

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(2.83)	$(1.50)	$(0.82)
Loss from discontinued operations	—	—	(0.01)
Net loss attributable to common stock and participating preferred stockholders - diluted	$(2.83)	$(1.50)	(0.83)
26. Subsequent Events

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires HC2 to evaluate events that occur after the balance date as of which HC2's financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. HC2 has evaluated subsequent events through the date these financial statements were issued.

In January 2017, HC2 issued $55.0 million in aggregate principal amount of 11.0% Notes due 2019. The new notes were issued as additional notes under the 11.0% Notes Indenture, pursuant to which we previously issued $307 million in aggregate principal amount of the existing notes. The new notes constitute part of a single class of securities with the existing 11.0% Notes for all purposes and have the same terms as the existing 11.0% Notes. The net proceeds from these new 11.0% Notes were used to refinance all $35 million in aggregate principal amount of the 11.0% Bridge Note, for working capital and for general corporate purposes (including the financing of potential future acquisitions and investments).

As announced on December 29, 2016, DBMG paid a cash dividend of $2.59 per share on January 23, 2017 to stockholders of record at the close of business on January 9, 2017. HC2 received $9.2 million of the total dividend payout.

On February 20, 2017, the Company's ICS subsidiary received a notice from Her Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) indicating that it was required to pay certain Value-Added Taxes (“VAT”) in connection with 2015. ICS disagrees with HMRC’s

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

assessment on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interest. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

On February 24, 2017, HC2 invested an additional $10.2 million in MediBeacon, which was part of the original $22.4 million staged financing agreement. The investment increases HC2’s ownership to approximately 42% and was the final payment due after the successful completion of the Pilot Two clinical study.

HC2 HOLDINGS, INC.
SCHEDULE I
Summary of investments — other than investments in related parties
December 31, 2016
(in thousands)

	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed Maturities
Bonds
United States Government and government agencies and authorities	$15,910	$15,950	$15,950
States, municipalities and political subdivisions	374,527	375,077	375,077
Foreign governments	6,380	5,978	5,978
Public utilities	127,245	132,135	132,135
Convertibles and bonds with warrants attached	7,610	3,579	3,579
All other corporate bonds	723,623	743,127	743,127
Redeemable preferred stock	3,123	3,112	3,112
Total fixed maturities	1,258,418	1,278,958	1,278,958
Equity securities
Industrial, miscellaneous and all other	16,236	14,865	14,865
Nonredeemable preferred stocks	37,041	36,654	36,654
Total equity securities	53,277	51,519	51,519
Mortgage loans	16,831	16,832	16,831
Policy loans	18,247	18,247	18,247
Other invested assets	71,971	160,479	62,363
Total investments	$1,418,744	$1,526,035	$1,427,918

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$21,722	$41,079
Other current assets	422	1,270
Total current assets	22,144	42,349
Intercompany receivable	—	10,056
Investment in subsidiaries	380,308	375,412
Other assets	5,440	33,086
Total assets	$407,892	$460,903

Liabilities
Accounts payable	$979	$3,103
Accrued and other current liabilities	13,255	9,505
Total current liabilities	14,234	12,608
Intercompany payable	3,974	—
Long-term debt	299,466	297,262
Other liabilities	16,546	4,384
Total liabilities	334,220	314,254

Temporary equity
Preferred stock	29,459	52,619

Stockholders’ equity
Common stock	42	35
Additional paid-in capital	241,485	209,477
Treasury stock	(1,387)	(378)
Accumulated deficit	(174,278)	(79,729)
Accumulated other comprehensive income	(21,647)	(35,375)
Total stockholders’ equity	44,215	94,030
Total liabilities, temporary equity and stockholders’ equity	$407,894	$460,903

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal
	2016	2015	2014
Revenue	$—	$—	$—
Operating expenses
General and administrative	37,615	38,410	29,715
Depreciation and amortization	9	—	—
Gain on sale or disposal of assets	—	—	(1,837)
Total operating expenses	37,624	38,410	27,878
Loss from operations	(37,624)	(38,410)	(27,878)
Interest expense	(35,987)	(33,793)	(10,369)
Loss on early extinguishment or restructuring of debt	—	—	(12,300)
Loss on contingent consideration	(11,411)	—	—
Equity in net (loss) income of subsidiaries	441	26,879	33,810
Other income/(expense)	1,277	(4,736)	(174)
Income/(loss) before income taxes	(83,304)	(50,060)	(16,911)
Tax (benefit)/expense	11,245	(14,495)	(2,520)
Net income/(loss)	$(94,549)	$(35,565)	$(14,391)

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2016	2015	2014
Net cash used by operating activities	$(21,231)	$(31,601)	$(30,012)
Cash flows from investing activities:
Contributions to subsidiaries	(22,428)	(62,356)	(175,119)
Return of capital from subsidiaries	31,112	—	31,645
Cash paid for business acquisitions, net of cash acquired	—	—	(78,750)
Other investing activity	(164)	(400)	—
Net cash provided by (used in) investing activities	8,520	(62,756)	(222,224)
Cash flows from financing activities:
Proceeds from long-term obligations	—	50,250	330,000
Principal payments on long-term obligations	—	—	(80,000)
Proceeds from sale of common stock, net	—	53,975	6,000
Proceeds from sale of preferred stock, net	—	14,033	40,050
Purchase of noncontrolling interest	(1,348)	—	(38,403)
Advances (to) from affiliates	—	5,000	—
Payment of dividends	(4,220)	(4,066)	—
Proceeds from the exercise of warrants and stock options	8	—	24,348
Payment of fees on restructuring of debt	—	—	(12,333)
Other financing activity	(1,086)	(1,298)	(47)
Net cash provided by (used in) financing activities	(6,646)	117,894	269,615
Net increase in cash and cash equivalents	(19,357)	23,537	17,379
Cash and cash equivalents at beginning of period	41,079	17,542	163
Cash and cash equivalents at end of period	$21,722	$41,079	$17,542

HC2 HOLDINGS, INC.
SCHEDULE III
Supplementary Insurance Information
(in thousands)

	Fiscal
	2016	2015
Insurance Company
Deferred policy acquisition cost	$—	$—
Future policy benefits, losses, claims and loss expenses	$1,899,835	$1,852,790
Unearned premiums	$—	$—
Net earned premiums	$79,406	$1,578
Net investment income	$58,032	$1,025
Benefits, claims, losses	$15,667	$1,293
Amortization of deferred policy acquisition cost	$—	$—
Other operating expenses	$23,147	$318
Net written premiums (excluding life)	$70,597	$1,399

HC2 HOLDINGS, INC.
SCHEDULE IV
Reinsurance
(in thousands)

2016

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$764,884	$(494,987)	$36,270	$306,167	11.8%
Premiums:
Life insurance	$13,255	$(4,856)	$410	$8,809	4.7%
Accident and health insurance	212,041	(145,905)	4,461	$70,597	6.3%
Total premiums	$225,296	$(150,761)	$4,871	$79,406	6.1%

2015

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$820,217	$(531,908)	$37,779	$326,088	11.6%
Premiums:
Life insurance	$262	$(91)	$8	$179	4.5%
Accident and health insurance	9,323	(8,080)	156	1,399	11.2%
Total premiums	$9,585	$(8,171)	$164	$1,578	10.4%

HC2 HOLDINGS, INC.
SCHEDULE V
Valuation and Qualifying Accounts
(in thousands)

Activity in the Company’s allowance accounts for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Doubtful Accounts Receivable
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2014	$2,476	$403	$(119)	$—	$2,760
2015	$2,760	$99	$(2,065)	$—	$794
2016	$794	$2,862	$(37)	$—	$3,619

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2014	$118,323	$(49,340)	$—	$—	$68,983
2015	$68,983	$(879)	$—	$—	$68,104
2016	$68,104	$57,830	$—	$12,110	$138,044