Form 10-K/A
period 2016-12-31
HC2 HOLDINGS, INC.
filed 2017-03-28
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K/A (Amendment no. 1)
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

EXPLANATORY NOTE - AMENDMENT

HC2 Holdings, Inc. ("HC2" or the “Company”) is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017 (the “Annual Report”), consolidated financial statements and related notes of Huawei Marine Systems Co. Limited (“Huawei Marine”), an unconsolidated joint venture based in Hong Kong in which the Company's consolidated operating subsidiary, Global Marine Systems Limited (“GMSL”) owned a 49% non-controlling interest, during the years ended December 31, 2014, 2015 and 2016.

Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

The consolidated financial statements of Huawei Marine included as exhibits hereto have been prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). Additionally, because the consolidated financial statements of Huawei Marine are presented in accordance with IFRS, reconciliations between local GAAP and U.S. GAAP are not required pursuant to SEC Release 33-8879 and 34-57026 and have been omitted.

Only Item 15 of Part IV of the Annual Report is being supplemented or amended by this Form 10-K/A to include the consolidated financial statements and related notes of Huawei Marine, as provided in Exhibit 99.1. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report also has been amended to include the consent of the independent auditors of Huawei Marine and certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent auditors and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.2, 31.3, 31.4, 32.1, respectively. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Documents Filed

1) Financial Statements and Schedules

HC2 Holdings, Inc.

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K were filed as part of the Annual Report filed with the SEC on March 9, 2017.

Huawei Marine Systems Co. Limited

The financial statements and related notes of Huawei Marine are included in Exhibit 99.1 of this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.

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

Please note that the agreements included as exhibits to this Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about HC2 Holdings, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

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

10.54^
Employment Agreement, dated February 26, 2016, by and between HC2 and Paul L. Robinson (incorporated by reference to Exhibit 10.54 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

10.55^
Employment Agreement, dated March 1, 2015, by and between HC2 and Suzi R. Herbst (incorporated by reference to Exhibit 10.55 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

21.1	Subsidiaries of HC2 (incorporated by reference to Exhibit 21.1 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

23.2	Consent of KPMG Huazhen LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 32 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.1	Huawei Marine Financial Statements for the years ended December 31, 2016, 2015 and 2014 (filed herewith)

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 on HC2’s Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

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
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2017
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2017
Michael J. Sena