Form 10-Q
period 2017-03-31
HC2 HOLDINGS, INC.
filed 2017-05-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933.

Emerging Growth Company	☐
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
† The term “new or revised financial accounting standard” refers to any update issued by the Financial Accounting Standards Board to its Accounting Standards Codification after April 5, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
As of April 30, 2017, 42,155,860 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended March 31,
	2017	2016
Services revenue	$235,928	$182,109
Sales revenue	118,614	120,497
Life, accident and health earned premiums, net	19,941	19,934
Net investment income	15,304	14,079
Net realized gains (losses) on investments	781	(4,875)
Net revenue	390,568	331,744
Operating expenses
Cost of revenue - services	219,612	174,873
Cost of revenue - sales	94,802	99,677
Policy benefits, changes in reserves, and commissions	31,487	34,020
Selling, general and administrative	39,856	35,597
Depreciation and amortization	7,397	5,955
Other operating (income) expenses	(3,558)	887
Total operating expenses	389,596	351,009
Income (loss) from operations	972	(19,265)
Interest expense	(14,115)	(10,326)
Loss on contingent consideration	(231)	—
Income (loss) from equity investees	7,693	(3,576)
Other income (expense), net	(4,910)	(714)
Loss from continuing operations before income taxes	(10,591)	(33,881)
Income tax (expense) benefit	(5,291)	2,539
Net loss	(15,882)	(31,342)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,386	880
Net loss attributable to HC2 Holdings, Inc.	(14,496)	(30,462)
Less: Preferred stock and deemed dividends from conversions	583	1,069
Net loss attributable to common stock and participating preferred stockholders	$(15,079)	$(31,531)

Loss per Common Share
Basic	$(0.36)	$(0.89)
Diluted	$(0.36)	$(0.89)

Weighted average common shares outstanding:
Basic	41,948	35,262
Diluted	41,948	35,262

See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,882)	$(31,342)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,125	1,823
Unrealized gain (loss) on available-for-sale securities	11,976	18,617
Other comprehensive income	13,101	20,440
Comprehensive loss	(2,781)	(10,902)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,386	880
Comprehensive loss attributable to HC2 Holdings, Inc.	$(1,395)	$(10,022)

See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale at fair value	$1,302,549	$1,278,958
Equity securities, available-for-sale at fair value	51,897	51,519
Mortgage loans	21,824	16,831
Policy loans	18,106	18,247
Other invested assets	80,580	62,363
Total investments	1,474,956	1,427,918
Cash and cash equivalents	127,003	115,371
Accounts receivable, net	228,058	267,598
Recoverable from reinsurers	524,845	524,201
Deferred tax asset	440	1,108
Property, plant and equipment, net	284,304	286,458
Goodwill	98,086	98,086
Intangibles, net	38,382	39,722
Other assets	80,288	74,814
Total assets	$2,856,362	$2,835,276

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,665,459	$1,648,565
Annuity reserves	249,371	251,270
Value of business acquired	46,509	47,613
Accounts payable and other current liabilities	236,157	251,733
Deferred tax liability	15,550	15,304
Long-term obligations	445,620	428,496
Other liabilities	98,795	92,871
Total liabilities	2,757,461	2,735,852
Commitments and contingencies
Temporary equity:
Preferred stock	29,479	29,459
Redeemable noncontrolling interest	2,958	2,526
Total temporary equity	32,437	31,985
Stockholders’ equity
Common stock, $.001 par value;	42	42
Shares authorized: 80,000,000 at March 31, 2017 and December 31, 2016;
Shares issued: 42,520,073 and 42,070,675 at March 31, 2017 and December 31, 2016;
Shares outstanding: 42,155,860 and 41,811,288 at March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	243,698	241,485
Treasury stock, at cost; 364,213 and 259,387 shares at March 31, 2017 and December 31, 2016, respectively	(1,968)	(1,387)
Accumulated deficit	(188,774)	(174,278)
Accumulated other comprehensive loss	(8,546)	(21,647)
Total HC2 Holdings, Inc. stockholders’ equity	44,452	44,215
Noncontrolling interest	22,012	23,224
Total stockholders’ equity	66,464	67,439
Total liabilities, temporary equity and stockholders’ equity	$2,856,362	$2,835,276

See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	44,215	$23,224	$67,439	$31,985
Share-based compensation expense	—	—	2,593	—	—	—	2,593	—	2,593	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(275)	—	—	—	(275)	—	(275)	275
Preferred stock dividend	—	—	(563)	—	—	—	(563)	—	(563)	—
Preferred stock beneficial conversion feature	—	—	(20)	—	—	—	(20)	—	(20)	20
Issuance of common stock	321	—	16	—	—	—	16	—	16	—
Exercise of stock options	129	—	462	—	—	—	462	—	462	—
Taxes paid in lieu of shares issued for share-based compensation	(105)	—	—	(581)	—	—	(581)	—	(581)	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	331
Net loss	—	—	—	—	(14,496)	—	(14,496)	(1,212)	(15,708)	(174)
Comprehensive loss attributable to HC2 Holdings, Inc.		—	—	—	—	13,101	13,101	—	13,101	—
Balance as of March 31, 2017	42,156	$42	$243,698	$(1,968)	$(188,774)	$(8,546)	$44,452	$22,012	$66,464	$32,437

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$94,030	$23,494	$117,524	$55,741
Share-based compensation expense	—	—	2,582	—	—	—	2,582	—	2,582	609
Preferred stock dividend and accretion	—	—	(1,014)	—	—	—	(1,014)	—	(1,014)	—
Preferred stock beneficial conversion feature	—	—	(55)	—	—	—	(55)	—	(55)	55
Issuance of common stock	65	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	723	—	—	—	723	5,444	6,167	—
Net loss	—	—	—	—	(30,462)	—	(30,462)	(239)	(30,701)	(641)
Comprehensive loss attributable to HC2 Holdings, Inc.	—	—	—	—	—	20,440	20,440	—	20,440	—
Balance as of March 31, 2016	35,315	$35	$211,713	$(378)	$(110,191)	$(14,935)	86,244	$28,699	$114,943	$55,764

See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,882)	$(31,342)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(411)	112
Share-based compensation expense	1,519	3,191
Depreciation and amortization	8,637	7,884
Amortization of deferred financing costs and debt discount / premium	2,707	495
Amortization of discount / premium on investments	2,834	3,361
(Gain) loss on sale or disposal of assets	(3,752)	887
(Income) loss from equity investees	(7,693)	3,576
Impairment of investments	3,269	2,686
Net realized / unrealized (gains) losses on investments	(368)	3,067
Loss on contingent consideration	231	—
Receipt of dividends from equity investees	917	7,214
Deferred income taxes	(4,443)	(12,311)
Annuity benefits	2,172	2,256
Other operating activities	203	112
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	40,322	15,211
Recoverable from reinsurers	(644)	3,689
Other assets	(5,131)	26,879
Life, accident and health and Annuity reserves	18,219	20,914
Accounts payable and other current liabilities	16,444	(42,324)
Other liabilities	(26,374)	1,268
Cash provided by operating activities:	32,776	16,825
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,413)	(6,512)
Disposal of property, plant and equipment	161	471
Purchase of investments	(56,636)	(73,606)
Sale of investments	23,073	32,765
Maturities and redemptions of investments	24,092	18,052
Purchase of equity method investments	(10,200)	—
Cash paid for business acquisitions, net of cash acquired	—	(6,469)
Other investing activities	154	172
Cash used in investing activities:	(28,769)	(35,127)
Cash flows from financing activities:
Proceeds from long-term obligations	53,655	2,360
Principal payments on long-term obligations	(40,664)	(3,156)
Annuity receipts	873	785
Annuity surrenders	(6,269)	(5,149)
Transactions with noncontrolling interests	331	2,000
Payment of dividends	(1,322)	(1,014)
Other financing activities	(117)	—
Cash provided by financing activities:	6,487	(4,174)
Effects of exchange rate changes on cash and cash equivalents	1,138	1,552
Net change in cash and cash equivalents	11,632	(20,924)
Cash and cash equivalents, beginning of period	115,371	158,624
Cash and cash equivalents, end of period	$127,003	$137,700
Supplemental cash flow information:
Cash paid for interest	$1,456	$1,465
Cash paid for taxes	$264	$639
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$740	$946
Investments in accounts payable	$10,320	$7,180
Dividends payable to shareholders	$563	$988
See notes to consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company currently has seven reportable segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Construction segment includes DBM Global Inc. (“DBMG”) and its wholly-owned subsidiaries. DBMG is a fully integrated detailer, BIM modeler, fabricator and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains a 92% controlling interest in DBMG.

2.Our Marine Services segment includes Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Energy segment includes American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains effective control of, and a 49.99% ownership interest in ANG.

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

6.Our Life Sciences segment includes Pansend Life Sciences, LLC (“Pansend”). Pansend owns a (i) 77% interest in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) 71% interest in R2 Dermatology Inc. ("R2", f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including a 45% interest in Medibeacon Inc., and Triple Ring Technologies, Inc.

7.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. Among the businesses included in this segment is the Company's 56% ownership interest in 704Games Company ("704Games" f/k/a DMi, Inc.), which owns licenses to create and distribute NASCAR® video games, and the Company's 72% interest in NerVve Technologies, Inc. ("NerVve"), which provides analytics on broadcast TV, digital and social media online platforms.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 9, 2017, as amended by amendment no.1, filed on March 28, 2017 (collectively "Form 10-K"). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

Accounting Principles Early Adopted During the Fiscal Year

Testing for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles - Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of the goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company elected to early adopt ASU 2017-04 effective March 31, 2017, resulting in no impact to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements to be Adopted Subsequent to the Fiscal Year

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

During the three month ended March 31, 2017, the Company continued its evaluation of ASU 2014-09, including the expected impact on its business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for its contracts. The Company expects to complete its assessment of the cumulative effect of adopting ASU 2014-09 as well as the expected impact of adoption during 2017. The Company will continue its evaluation of ASU 2014-09, including how it may impact new contracts it receives as well as new or emerging interpretations of the standard, through the date of adoption. The Company expects to adopt the revenue recognition ASUs described above in its Consolidated Financial Statements beginning in January 1, 2018 and is currently evaluating the impact the update would have.

Subsequent Events

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires HC2 to evaluate events that occur after the balance date as of which HC2's financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. HC2 has evaluated subsequent events through the date these financial statements were issued. See Note 22. Subsequent Events for the summary of the subsequent events.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3. Business Combinations

Construction Segment

On October 13, 2016, DBMG acquired the detailing and Building Information Modeling (“BIM”) management business of PDC Global Pty Ltd. (“PDC”). The new businesses provide steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America. On November 1, 2016, DBMG acquired BDS VirCon ("BDS"). BDS provides steel detailing, rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe. The aggregate fair value of the consideration paid in connection with the acquisition of PDC and BDS was $25.5 million, including $21.4 million in cash. Both transactions were accounted for as business acquisitions.

The preliminary fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in thousands):

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

Acquisition costs incurred by DMBG in connection with the acquisition of PDC and BDS were approximately $2.5 million of which $0.2 million were for the three months ended March 31, 2017, and were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

PDC's and BDS' results were included in our Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations for the acquisition of PDC and BDS have not been presented because they are not material to our consolidated results of operations.

Energy Segment

For the year ended December 31, 2016, ANG completed four acquisitions of twenty-one fueling stations in aggregate. The total fair value of the consideration transferred by ANG in connection with the acquisitions was $42.1 million, comprised of $39.2 million in cash and a $2.9 million 4.25% seller note, due in 2022. See Note 12. Long-term Obligations for further details. Two of the transactions were accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets related to acquired stations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the transactions accounted for as a business combination, the fair value of consideration transferred was allocated among the identified assets acquired, liabilities assumed, intangibles and residual goodwill. For the two transactions accounted for as asset acquisitions the preliminary fair value of consideration transferred was preliminarily allocated based on the relative fair value (in thousands):

Purchase price allocation
Accounts receivable	$1,303
Property, plant and equipment, net	42,758
Goodwill	1,257
Intangibles	4,984
Other assets	79
Total assets acquired	50,381
Accounts payable and other current liabilities	(898)
Deferred tax liability	(7,086)
Total liabilities assumed	(7,984)
Bargain purchase gain	(340)
Total net assets acquired	$42,057

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

Results of operations from the acquired stations since acquisition dates have been included in our Condensed Consolidated Statement of Operations. Pro forma results of operations for ANG's acquisitions have not been presented because they are not material to our consolidated results of operations.

Other Acquisitions

During the year ended December 31, 2016 we completed the acquisition of additional interests in and thereby control of NerVve and BeneVir, and acquired a 60% controlling interest in CWind Limited ("CWind") with an obligation to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets). The total consideration transferred for these acquisitions was $14.9 million, including $9.2 million in cash. On November 1, 2016, we completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind and purchased the remaining 40% on that date. All three transactions were accounted for as business acquisitions.

Results of operations from other acquisitions since the respective acquisition dates have been included in our Condensed Consolidated Statement of Operations. Pro forma results of operations for other acquisitions have not been presented because they are not material to our consolidated results of operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

Purchase price allocation
Cash and cash equivalents	$2,963
Restricted cash	3
Accounts receivable	6,400
Inventory	528
Property, plant and equipment, net	29,896
Goodwill	5,541
Intangibles	7,082
Other assets	2,051
Total assets acquired	54,464
Accounts payable and other current liabilities	(11,180)
Deferred tax liability	(2,819)
Long-term obligations	(20,813)
Other liabilities	(3)
Noncontrolling interest	(815)
Total liabilities assumed	(35,630)
Enterprise value	18,834
Less fair value of noncontrolling interest	3,889
Total net assets acquired	$14,945

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities (in thousands):

March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,720	$198	$(64)	$15,854
States, municipalities and political subdivisions	375,894	7,760	(2,944)	380,710
Foreign government	6,368	—	(497)	5,871
Residential mortgage-backed securities	129,664	5,091	(2,498)	132,257
Commercial mortgage-backed securities	40,689	379	(173)	40,895
Asset-backed securities	96,593	830	(916)	96,507
Corporate and other	599,602	32,924	(2,071)	630,455
Total fixed maturity securities	$1,264,530	$47,182	$(9,163)	$1,302,549
Equity securities
Common stocks	$16,797	$44	$(2,627)	$14,214
Perpetual preferred stocks	37,033	701	(51)	37,683
Total equity securities	$53,830	$745	$(2,678)	$51,897

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,910	$135	$(95)	$15,950
States, municipalities and political subdivisions	374,527	4,408	(3,858)	375,077
Foreign government	6,380	—	(402)	5,978
Residential mortgage-backed securities	136,126	2,634	(564)	138,196
Commercial mortgage-backed securities	48,715	427	(89)	49,053
Asset-backed securities	76,303	1,934	(572)	77,665
Corporate and other	600,458	23,635	(7,054)	617,039
Total fixed maturity securities	$1,258,419	$33,173	$(12,634)	$1,278,958

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equity securities
Common stocks	$16,236	$—	$(1,371)	$14,865
Perpetual preferred stocks	37,041	191	(578)	36,654
Total equity securities	$53,277	$191	$(1,949)	$51,519

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized gains (losses) on investments. These investments had a fair value of $14.7 million and $15.2 million as of March 31, 2017 and December 31, 2016, respectively. The change in fair value related to these securities resulted in a net gain of approximately $0.1 million for the three months ended March 31, 2017 and a net loss of approximately $1.7 million for the three months ended March 31, 2016.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2017 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$48,251	$48,296
Due after one year through five years	112,721	117,770
Due after five years through ten years	140,161	143,746
Due after ten years	696,451	723,078
Subtotal	997,584	1,032,890
Mortgage-backed securities	170,353	173,152
Asset-backed securities	96,593	96,507
Total	$1,264,530	$1,302,549

Corporate and Other Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$203,453	$207,732	32.9%	$214,911	$211,834	34.3%
Transportation, communication and other services	177,685	187,253	29.7%	180,647	189,163	30.7%
Manufacturing	110,413	117,647	18.7%	112,644	118,440	19.2%
Other	108,051	117,823	18.7%	92,256	97,602	15.8%
Total	$599,602	$630,455	100.0%	$600,458	$617,039	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the consolidated statements of operations (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded a $3.3 million and a $1.0 million impairment, within Other income (expense), net, during the three months ended March 31, 2017 and 2016, respectively, related to one fixed maturity security.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 217 and 269 fixed maturity and equity securities held by the Company as of March 31, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	March 31, 2017		December 31, 2016
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity and equity securities
Less than 20%	$(8,016)	67.7%	$(10,069)	69.0%
20% or more for less than six months	(2,825)	23.9%	(482)	3.3%
20% or more for six months or greater	(1,000)	8.4%	(4,032)	27.7%
Total	$(11,841)	100.0%	$(14,583)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of March 31, 2017. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 217 and 269 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of March 31, 2017 and December 31, 2016, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

March 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$5,833	$(64)	$—	$—	$5,833	$(64)
States, municipalities and political subdivisions	114,135	(2,928)	365	(16)	114,500	(2,944)
Foreign government	—	—	5,871	(497)	5,871	(497)
Residential mortgage-backed securities	35,648	(2,105)	17,519	(393)	53,167	(2,498)
Commercial mortgage-backed securities	12,129	(56)	2,181	(117)	14,310	(173)
Asset-backed securities	46,595	(442)	11,924	(474)	58,519	(916)
Corporate and other	85,891	(2,017)	3,370	(54)	89,261	(2,071)
Total fixed maturity securities	$300,231	$(7,612)	$41,230	$(1,551)	$341,461	$(9,163)
Equity securities
Common stocks	$12,811	$(2,167)	$518	$(460)	$13,329	$(2,627)
Perpetual preferred stocks	4,251	(51)	—	—	4,251	(51)
Total equity securities	$17,062	$(2,218)	$518	$(460)	$17,580	$(2,678)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$4,392	$(95)	$—	$—	$4,392	$(95)
States, municipalities and political subdivisions	207,740	(3,858)	—	—	207,740	(3,858)
Foreign government	5,978	(402)	—	—	5,978	(402)
Residential mortgage-backed securities	54,385	(564)	—	—	54,385	(564)
Commercial mortgage-backed securities	13,159	(89)	—	—	13,159	(89)
Asset-backed securities	12,443	(572)	—	—	12,443	(572)
Corporate and other	147,653	(3,022)	3,579	(4,032)	151,232	(7,054)
Total fixed maturity securities	$445,750	$(8,602)	$3,579	$(4,032)	$449,329	$(12,634)
Equity securities
Common stocks	$14,585	$(1,371)	$—	$—	$14,585	$(1,371)
Perpetual preferred stocks	20,464	(578)	—	—	20,464	(578)
Total equity securities	$35,049	$(1,949)	$—	$—	$35,049	$(1,949)

As of March 31, 2017, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 90.4% of the gross unrealized loss and 95.9% of the fair value. As of December 31, 2016, investment grade fixed maturity securities represented approximately 54.5% of the gross unrealized loss and 83.0% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$138	$1,083	$—	$138	$1,047	$—
Preferred Equity	2,484	19,044	—	2,484	9,971	—
Derivatives	3,097	—	3,694	3,097	—	3,813
Limited Partnerships	—	1,007	—	—	1,116	—
Joint Ventures	—	50,033	—	—	40,697	—
Total	$5,719	$71,167	$3,694	$5,719	$52,831	$3,813

The Company recognized losses of $0.1 million and $0.7 million on declines in the fair value of derivatives accounted for under ASC 815, "Derivatives and Hedging" during the three months ended March 31, 2017 and 2016, respectively.

Summarized information for the Company's equity method investments as of and for the three months ended March 31, 2017 is as follows (information for two of the investees is reported on a one month lag, in thousands):

Net revenue	$120,862
Gross profit	$38,258
Income (loss) from continuing operations	$(9,243)
Net income (loss)	$(16,292)

Current assets	$297,687
Noncurrent assets	$282,415
Current liabilities	$193,848
Noncurrent liabilities	$137,345

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Fixed maturity securities, available-for-sale at fair value	$13,925	$13,266
Equity securities, available-for-sale at fair value	675	572
Mortgage loans	464	17
Policy loans	298	297
Other invested assets	4	142
Gross investment income	15,366	14,294
External investment expense	(62)	(215)
Net investment income	$15,304	$14,079

Net Realized Gains (Losses) on Investments

The major sources of net realized gains (losses) on investments were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Realized gains on fixed maturity securities	$961	$321
Realized losses on fixed maturity securities	(455)	(2,309)
Realized gains on equity securities	—	88
Realized losses on equity securities	—	(352)
Net realized gains (losses) on derivative instruments	275	(2,623)
Net realized gains (losses)	$781	$(4,875)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,854	$5,134	$10,705	$15
States, municipalities and political subdivisions	380,710	—	374,112	6,598
Foreign government	5,871	—	5,871	—
Residential mortgage-backed securities	132,257	—	78,520	53,737
Commercial mortgage-backed securities	40,895	—	4,922	35,973
Asset-backed securities	96,507	—	9,347	87,160
Corporate and other	630,455	2,131	601,604	26,720
Total fixed maturity securities	1,302,549	7,265	1,085,081	210,203
Equity securities
Common stocks	14,214	10,683	—	3,531
Perpetual preferred stocks	37,683	9,676	28,007	—
Total equity securities	51,897	20,359	28,007	3,531
Derivatives	3,694	—	—	3,694
Total assets accounted for at fair value	$1,358,140	$27,624	$1,113,088	$217,428
Liabilities
Warrant liability	$4,223	$—	$—	$4,223
Contingent liability	11,642	—	—	11,642
Other	675	—	—	675
Total liabilities accounted for at fair value	$16,540	$—	$—	$16,540

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,950	$5,140	$10,778	$32
States, municipalities and political subdivisions	375,077	—	369,387	5,690
Foreign government	5,978	—	5,978	—
Residential mortgage-backed securities	138,196	—	82,242	55,954
Commercial mortgage-backed securities	49,053	—	6,035	43,018
Asset-backed securities	77,665	—	4,448	73,217
Corporate and other	617,039	2,020	594,653	20,366
Total fixed maturity securities	1,278,958	7,160	1,073,521	198,277
Equity securities
Common stocks	14,865	10,290	—	4,575
Perpetual preferred stocks	36,654	9,312	27,342	—
Total equity securities	51,519	19,602	27,342	4,575
Derivatives	3,813	—	—	3,813
Total assets accounted for at fair value	$1,334,290	$26,762	$1,100,863	$206,665

Liabilities
Warrant liability	$4,058	$—	$—	$4,058
Contingent liability	11,411	—	—	11,411
Other	816	—	—	816
Total liabilities accounted for at fair value	$16,285	$—	$—	$16,285

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and $1.1 million corporate and other bonds and $0.5 million preferred stock were transferred from Level 1 into Level 2 during the three months ended March 31, 2016, reflecting the level of market activity in these instruments.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in no transfers from or into Level 3 during the three months ended March 31, 2017 and net transfers into Level 3 of $2.2 million during the three months ended March 31, 2016.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information from the pricing service or broker with an internally developed valuation, however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are reflected as Level 3 in the valuation hierarchy.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Warrant Liability. The balance represents warrants issued in connection with the acquisition of the Insurance business and recorded within other liabilities on the Consolidated Balance Sheets. Fair value was determined using the Monte Carlo Simulation because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from prior periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of 100 unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all 100 independent price paths represents the estimate of fair value for each combination of assumptions. Therefore, the warrant liability was classified as Level 3.

Contingent Liability. The balance represents the present value of the estimated obligation pursuant to the acquisition of the Insurance business. Fair value was determined using unobservable market inputs, including probability of rate increases as approved by state regulators. The liability was classified as Level 3.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2017 and 2016 (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$—	$15
States, municipalities and political subdivisions	5,690	111	797	—	—	—	—	6,598
Residential mortgage-backed securities	55,954	(595)	889	48	(2,559)	—	—	53,737
Commercial mortgage-backed securities	43,018	234	(17)	—	(7,262)	—	—	35,973
Asset-backed securities	73,217	1,074	(1,684)	27,725	(13,172)	—	—	87,160
Corporate and other	20,366	(3,267)	6,641	3,000	(20)	—	—	26,720
Total fixed maturity securities	198,277	(2,443)	6,626	30,773	(23,030)	—	—	210,203
Equity securities
Common stocks	4,575	—	(1,044)	—	—	—	—	3,531
Total equity securities	4,575	—	(1,044)	—	—	—	—	3,531
Derivatives	3,813	(119)	—	—	—	—	—	3,694
Total financial assets	$206,665	$(2,562)	$5,582	$30,773	$(23,030)	$—	$—	$217,428

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2017
Liabilities
Warrant liability	$4,058	$165	$—	$—	$—	$—	$—	$4,223
Contingent liability	11,411	231	—	—	—	—	—	11,642
Other	816	(141)	—	—	—	—	—	675
Total financial liabilities	$16,285	$255	$—	$—	$—	$—	$—	$16,540

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$(3)	$—	$(17)	$—	$—	$53
States, municipalities and political subdivisions	5,659	99	3	—	—	—	—	5,761
Residential mortgage-backed securities	79,019	(1,139)	(156)	—	(3,354)	6,387	(5,557)	75,200
Commercial mortgage-backed securities	60,525	(291)	632	—	(3,814)	385	(2,832)	54,605
Asset-backed securities	27,653	32	(420)	14,660	(300)	4,911	(1,133)	45,403
Corporate and other	13,944	(18)	(1,395)	—	(45)	—	—	12,486
Total fixed maturity securities	186,873	(1,317)	(1,339)	14,660	(7,530)	11,683	(9,522)	193,508
Equity securities
Common stocks	4,932	—	(356)	—	—	—	—	4,576
Total equity securities	4,932	—	(356)	—	—	—	—	4,576

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Derivatives	4,211	—	—	(1,124)	—	—	—	3,087
Contingent asset	—	—	—	2,992	—	—	—	2,992
Total financial assets	$196,016	$(1,317)	$(1,695)	$16,528	$(7,530)	$11,683	$(9,522)	$204,163

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2016
Liabilities
Derivatives	$4,332	$(1,974)	$—	$—	$—	$—	$—	$2,358
Contingent liability	—	—	—	2,589	—	—	—	2,589
Total financial liabilities	$4,332	$(1,974)	$—	$2,589	$—	$—	$—	$4,947

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

March 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$21,824	$21,825	$—	$—	$21,825
Policy loans	18,106	18,106	—	18,106	—
Other invested assets	5,719	4,256	—	—	4,256
Total assets not accounted for at fair value	$45,649	$44,187	$—	$18,106	$26,081
Liabilities
Annuity benefits accumulated (1)	$249,276	$246,601	$—	$—	$246,601
Long-term obligations (2)	395,576	403,533	—	403,533	—
Total liabilities not accounted for at fair value	$644,852	$650,134	$—	$403,533	$246,601

December 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$16,831	$16,832	$—	$—	$16,832
Policy loans	18,247	18,247	—	18,247	—
Other invested assets	5,719	4,597	—	—	4,597
Total assets not accounted for at fair value	$40,797	$39,676	$—	$18,247	$21,429
Liabilities
Annuity benefits accumulated (1)	$251,270	$249,372	$—	$—	$249,372
Long-term obligations (2)	378,780	376,081	—	376,081	—
Total liabilities not accounted for at fair value	$630,050	$625,453	$—	$376,081	$249,372
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Contracts in progress	$120,488	$121,666
Unbilled retentions	33,475	35,069
Trade receivables	75,963	113,380
Other receivables	1,340	1,102
Allowance for doubtful accounts	(3,208)	(3,619)
Total accounts receivable	$228,058	$267,598

7. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers assets (in thousands):

		March 31, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$142,514	27.2%	$139,269	26.5%
Great American Life Insurance Co	A	47,917	9.1%	46,965	9.0%
Hannover Life Reassurance Co	A+	334,414	63.7%	337,967	64.5%
Total		$524,845	100.0%	$524,201	100.0%

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$21,029	$21,006
Building and leasehold improvements	31,560	31,713
Plant and transportation equipment	5,302	5,551
Cable-ships and submersibles	164,660	169,034
Equipment, furniture and fixtures, and software	104,245	101,421
Construction in progress	22,633	19,889
	349,429	348,614
Less: Accumulated depreciation	65,125	62,156
	$284,304	$286,458

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Depreciation expense was $8.3 million and $7.6 million for the three months ended March 31, 2017 and 2016, respectively. These amounts included $1.2 million and $1.9 million of depreciation expense within cost of revenue for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, total net book value of equipment under capital leases consisted of $49.5 million and $51.0 million of cable-ships and submersibles, respectively.

9. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by reporting unit are as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Other	Total
Balance at December 31, 2016 and March 31, 2017	$36,317	$2,468	$2,631	$3,378	$47,290	$3,620	$2,382	$98,086

Indefinite-lived Intangible Assets

The acquisition of the Insurance Company resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization of $2.5 million as of March 31, 2017.

In addition, the consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset not subject to amortization of $6.4 million as of March 31, 2017.

Definite Lived Intangible Assets

The changes in the carrying amount of amortizable intangible assets by reporting unit are as follows (in thousands):

	Construction	Marine Services	Energy	Life Sciences	Other	Corporate	Total
Trade names
Balance at December 31, 2016	$4,216	$898	$4,777	$—	$—	$—	$9,891
Periodic Amortization	(119)	(93)	(320)	—	—	—	(532)
Balance at March 31, 2017	4,097	805	4,457	—	—	—	9,359

Customer relationships
Balance at December 31, 2016	3,438	6,344	8,889	—	—	—	18,671
Periodic Amortization	(353)	(108)	(68)	—	—	—	(529)
Balance at March 31, 2017	3,085	6,236	8,821	—	—	—	18,142

Developed technology
Balance at December 31, 2016	—	539	—	—	1,003	—	1,542
Periodic Amortization	—	(65)	—	—	(251)	—	(316)
Balance at March 31, 2017	—	474	—	—	752	—	1,226

Other
Balance at December 31, 2016	447	—	91	220	—	18	776
Acquisitions	—	—	8	99	—	—	107
Periodic Amortization	(68)	—	—	(1)	—	(1)	(70)
Balance at March 31, 2017	379	—	99	318	—	17	813

Total Amortizable Intangible Assets
Balance at December 31, 2016	8,101	7,781	13,757	220	1,003	18	30,880
Acquisitions	—	—	8	99	—	—	107
Periodic Amortization	(540)	(266)	(388)	(1)	(251)	(1)	(1,447)
Balance at March 31, 2017	$7,561	$7,515	$13,377	$318	$752	$17	$29,540

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

An interim goodwill impairment test was performed on each reporting units. On a quarterly basis, the Company performs a step 0 analysis. After considering all quantitative and qualitative factors above, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end, and as such, a more formal “two step” goodwill impairment analysis is not necessary.

10. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Long-term care insurance reserves	$1,422,306	$1,407,848
Traditional life insurance reserves	101,870	102,077
Other accident and health insurance reserves	141,283	138,640
Total life, accident and health reserves	$1,665,459	$1,648,565

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$226,970	$208,150
Less: recoverable from reinsurers	(97,858)	(94,041)
Beginning balance, net	129,112	114,109
Incurred related to insured events of:
Current year	17,641	11,482
Prior years	(3,678)	672
Total incurred	13,963	12,154
Paid related to insured events of:
Current year	(557)	(485)
Prior years	(10,660)	(9,647)
Total paid	(11,217)	(10,132)
Interest on liability for policy and contract claims	1,178	1,054
Ending balance, net	133,036	117,185
Add: recoverable from reinsurers	95,091	96,088
Ending balance	$228,127	$213,273

For the three months ended March 31, 2017 the reserve was sufficient by $3.7 million while for the same period last year, the reserve exhibited a deficiency of $0.7 million. The reserve sufficiency is being driven by claim terminations as the result of policyholder deaths that released significant reserves which is attributable to the normal volatility in the reserves, due to the number of claims that are currently open.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$60,477	$66,792
Accrued interconnection costs	61,551	93,661
Accrued payroll and employee benefits	23,358	28,668
Accrued interest	13,334	3,056
Accrued income taxes	13,757	3,983
Accrued expenses and other current liabilities	63,680	55,573
Total accounts payable and other current liabilities	$236,157	$251,733

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Long-term Obligations

Long-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
HC2
11.0% Senior Secured Notes, due in 2019	$362,000	$307,000
HC22
11.0% Senior Secured Bridge Note, due in 2019 (the "11.0% Bridge Notes")	—	35,000
GMSL
Notes payable and revolving lines of credit, various maturity dates	16,957	17,522
LIBOR plus 3.65% Notes, due in 2019	—	3,026
Obligations under capital leases	50,044	49,717
DBMG
LIBOR plus 4.0% Notes, due in 2018 and 2019	8,764	9,439
LIBOR plus 3.0% Line of Credit	—	—
ANG
5.5% Term Loan, due in 2018	460	501
4.5% Note due in 2022 (1)	13,172	13,343
4.25% Seller Note, due in 2022	2,714	2,796
Other	158	75
Total	454,269	438,419
Issuance discount or premium and deferred financing costs, net	(8,649)	(9,923)
Total long-term obligations	$445,620	$428,496
(1) ANG refinanced and consolidated all three of its loans with Pioneer during the first quarter of 2017.

HC2 and HC22 11.0% Senior Secured Notes

In January 2017, the Company issued and additional $55.0 million in aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “11.0% Notes”). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22's 11.0% Bridge Notes. The Company has issued an aggregate of $362.0 million of its 11.0% Notes  pursuant to an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the “11.0% Notes Indenture”). The 11.0% Notes Indenture contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock and make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  The 11.0% Notes Indenture also includes two maintenance covenants: (1) a liquidity covenant; and (2) a collateral coverage covenant. The 11.0% Notes Indenture contains customary events of default.  For additional information the 11.0% Notes and 11.0% Notes Indenture please see our Annual Report on Form 10-K for the year ended December 31, 2016.

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50 million to DBMG, including up to $14.5 million of letters of credit. The DBMG Facility has a floating interest rate of LIBOR plus 3.0%, requires monthly interest payments, and matures in 2019. The DBMG Facility is secured by a first priority, perfected security interest in all of DBMG’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBMG’s real estate. The security agreements pursuant to which DBMG’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBMG Facility contains various restrictive covenants. At March 31, 2017, DBMG was in compliance with these covenants.

In February 2017 DBMG increased the amount of letters of credit under the DBMG Facility to support increased bonding requirements for anticipated larger projects that will be part of this year's backlog. Under the DBMG Facility as of March 31, 2017 DBMG had $9.0 million in outstanding letters of credit issued, of which $0 has been drawn.

On May 6, 2014, DBMG entered into an amendment to the DBMG Facility, pursuant to which Wells Fargo extended the maturity date of the DBMG Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the DBMG Facility and allowed for the issuance of additional loans in the form of notes totaling up to $5.0 million, secured by its real estate as a separate tranche under the DBMG Facility (“Real Estate Term Advance”). At March 31, 2017, DBMG had borrowed $3.2 million under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 4.0% and requires monthly interest payments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The DBMG Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment (“Real Estate Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, secured by its real estate (“Real Estate Term Advance (Working Capital)”), each as separate tranches of debt under the DBMG Facility. At March 31, 2017 there was $5.5 million outstanding under the Real Estate Term Advance (M&E) and no borrowings outstanding under the Real Estate Term Advance (Working Capital).

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

As of March 31, 2017, $50.0 million in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer. The $13.2 million in aggregate principal balance outstanding shall bear fixed interest annually equal to 4.5%, due in 2022.

For additional information on the Company’s long-term, see Note 13. Long-term Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

13. Income Taxes

Income Tax (Expense) Benefit

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270, "Interim Reporting," to calculate its 2017 interim tax provision. Income tax was an expense of $5.3 million and a benefit of $2.5 million for the three months ended March 31, 2017 and 2016, respectively. The income tax expense recorded for March 31, 2017 relates to the reversal of taxable temporary differences at the Insurance segment for which no deferred tax benefit is recognized due to a full valuation allowance on the Insurance segment’s net deferred tax assets and to the projected expense as calculated under ASC 740 for other taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for March 31, 2016 relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

NOL Limitation

As of December 31, 2016, the Company has a U.S. net operating loss carryforward available to reduce future taxable income in the amount of $95.3 million, of which $77.8 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, the Company has $21.6 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2006 - 2016 remain open for examination.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. On February 28, 2017, the Court entered an order vacating the current scheduling order and directing the parties to submit a stipulation of settlement or status report to the Court by April 21, 2017. In late March 2017, plaintiff’s counsel took three depositions to assess the fairness of the potential settlement framework. On April 24, 2017, plaintiff’s counsel submitted a status report to the Court indicating that they continued to analyze the potential settlement framework and would submit a stipulation of settlement or further status report to the Court by June 8, 2017. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement. The Company believes that the settlement under discussion would not have a material effect on the Company's financial condition or operating results.

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fibre cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period  September 2016 to October 2016, plus interest and costs.  GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of March 31, 2017, the total sum of GMSL invoices raised and issued are $12.6 million, of which $8.1 million were settled by ASN and the balance of $4.5 million are therefore at risk. We believe that the allegations and claims by ASN are without merit, that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. Employee Retirement Plans

The following table presents the components of net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost - benefits earning during the period	$—	$4
Interest cost on projected benefit obligation	1,363	1,665
Expected return on assets	(1,866)	(1,766)
Actuarial gain	—	708
Foreign currency gain (loss)	7	(56)
Net periodic benefit cost (income)	$(496)	$555

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $8.8 million to its pension plans in 2017. As of March 31, 2017, $3.0 million contributions have been made. The Company anticipates contributing the remaining balance expected to its pension plans in 2017.

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

The Company granted 70,740 and 6,848 options during the three months ended March 31, 2017 and 2016, respectively. Of the total options granted during the three months ended March 31, 2016, 6,848 options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan.

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2017, and 2016 was $2.60 and $3.02, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2017	2016
Expected option life (in years)	5.75	4.70
Risk-free interest rate	2.22%	1.27%
Expected volatility	48.29%	39.58%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.5 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. All grants are time based, and vest either immediately or over a period of up to 3 years. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2016	115,921	$5.59
Granted	320,859	$5.50
Vested	(287,655)	$5.39
Forfeited	—	$—
Unvested - March 31, 2017	149,125	$5.79

As of March 31, 2017, the unvested restricted stock represented $0.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 1.6 years. The number of shares of unvested restricted stock expected to vest is 149,125.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2016	6,829,097	$6.58
Granted	70,740	$5.50
Exercised	(128,539)	$3.50
Forfeited	—	$—
Expired	—	$—
Outstanding - March 31, 2017	6,771,298	$6.62

Eligible for exercise	4,887,017	$5.40

As of March 31, 2017, intrinsic value and average remaining life of the Company's outstanding and exercisable options, respectively, were $6.2 million and $6.1 million and approximately 7.79 and 7.42 years, respectively.

As of March 31, 2017, the unvested stock options outstanding, which represented $1.9 million of compensation expense, are expected to be recognized over the weighted average remaining vesting period of 1.48 years. The number of unvested stock options expected to vest is 1,884,281 shares, with a weighted average remaining life of 8.75 years, a weighted average exercise price of $9.80, and an intrinsic value of $0.

17. Equity

Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2017	December 31, 2016
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Series A Shares issued and outstanding	14,808	14,808
Series A-1 Shares issued and outstanding	1,000	1,000
Series A-2 Shares issued and outstanding	14,000	14,000

In connection with the issuance of the Series A Convertible Preferred Stock, the Company originally designated the Series A Preferred Stock pursuant to a Certificate of Designation of Series A Convertible Participating Preferred Stock adopted on May 29, 2014 (the “Series A Certificate”). In connection with the issuance of the Series A-1 Preferred Stock on September 22, 2014, the Company adopted the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock (the “Series A-1 Certificate”) and also amended and restated the Series A Certificate. In connection with the issuance of the Series A-2 Preferred Stock on January 5, 2015, the Company adopted the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Certificate”) and also amended and restated the Series A Certificate and the Series A-1 Certificate. On August 10, 2015, the Company adopted certain Certificates of Correction of the Certificates of Amendment to the Certificates of Designation of the Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate, and on June 24, 2016 the Company adopted

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

certain amendments to the Series A-1 Certificate of Designation. The Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate together, as amended, are referred to as the “Certificates of Designation.”
The following summary of the terms of the Preferred Stock and the Certificates of Designation is qualified in its entirety by the complete terms of the Certificates of Designation.
Dividends. The Preferred Stock accrues a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.00% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (i) the daily volume weighted average price (“VWAP”) of the common stock is less than a certain threshold amount, (ii) the common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (iii) following May 29, 2015, the common stock is not listed on certain national securities exchanges or (iv) the Company is delinquent in the payment of any cash dividends. The Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of common stock on an as-converted basis.
Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A-1 Certificate, each share of Series A-1 Preferred Stock is currently convertible at a conversion price of $4.25. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $7.80. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $4.25. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).
Redemption by the Holders / Automatic Conversion. On May 29, 2021, holders of the Preferred Stock are entitled to cause the Company to redeem the Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Preferred Stock). Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of common stock at the conversion price then in effect. Upon a change of control (as defined in the Certificates of Designation) holders of the Preferred Stock are entitled to cause the Company to redeem their Preferred Stock at a price per share of Preferred Stock equal to the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a change of control occurring on or prior to May 29, 2017, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Preferred Stock), and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to the change of control.
Redemption by the Company. At any time after May 29, 2017, the Company may redeem the Preferred Stock, in whole but not in part, at a price per share generally equal to 150% of the original accrued value or on that date, plus accrued but unpaid dividends (to the extent not included in the accrued value of Preferred Stock), subject to the holder’s right to convert prior to such redemption.
Forced Conversion. After May 29, 2017, the Company may force conversion of the Preferred Stock into common stock if the common stock’s thirty-day VWAP exceeds 150% of the then-applicable Conversion Price and the common stock’s daily VWAP exceeds 150% of the then applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP. In the event of a forced conversion, the holders of Preferred Stock will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for the common stock are not achieved.
Liquidation Preference. The Series A Preferred Stock ranks at parity with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company (any such event, a “Liquidation Event”), the holders of Preferred Stock are entitled to receive per share the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a Liquidation Event occurring on or prior to May 29, 2017, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Preferred Stock), and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to such occurrence. The Preferred Stock will rank junior to any existing or future indebtedness but senior to the common stock and any future equity securities other than any future senior or pari passu preferred stock issued in compliance with the Certificates of Designation.
Voting Rights. Except as required by applicable law, the holders of the shares of each series of Preferred Stock are entitled to vote on an as-converted basis with the holders of the other series of Preferred Stock (on an as-converted basis) and holders of the Company’s common stock on all matters submitted to a vote of the holders of common stock. Certain series of Preferred Stock are entitled to vote with the holders of certain other series of Preferred Stock on certain matters, and separately as a class on certain limited matters. Subject to maintenance of certain ownership thresholds by the initial purchasers of the Series A Preferred Stock and the initial purchasers of the Series A-1 Preferred Stock (collectively, the “Series A and Series A-1 Preferred Purchasers”), the holders of the shares of Preferred Stock also have the right to vote shares of Preferred Stock as a separate class for at least one director, as discussed below under “- Board Rights.”
Consent Rights. For so long as any of the Preferred Stock is outstanding, consent of the holders of shares representing at least 75% of certain of the Preferred Stock then outstanding is required for certain material actions.
Board Rights. For so long as the Series A and Series A-1 Preferred Purchasers own at least a 15% interest in the Company on an as-converted basis and at least 80% of the shares of Preferred Stock issued to the Series A and Series A-1 Preferred Purchasers on an as-converted basis, the Series A and Series A-1 Preferred Purchasers will have the right to appoint and elect (voting as a separate class) a percentage of HC2's Board of Directors that is no more than 5% less than the Series A and Series A-1 Preferred Purchasers’ as-converted equity percentage of the common stock (but no fewer than one director). One such elected director (as designated by the holders of shares representing at least 75% of the Preferred Stock then outstanding) shall be entitled to be a member of each committee of the board of directors of the Company, provided, that such director membership on any such committee will be dependent upon such director meeting the qualification, and if applicable, independence criteria

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

deemed necessary to so comply in accordance with any listing requirements of the exchanges on which the Company’s capital stock is then listed. For so long as the Director Election Condition is satisfied, if a specified breach event shall occur with respect to the Preferred Stock (defined for such purposes to include the failure to timely pay required dividends for two or more consecutive quarters or the occurrence and continuation of certain breaches of covenants contained in the Certificates of Designation), the holders of the Preferred Stock shall be entitled to appoint the number of additional directors to the board of directors of the Company that will cause a majority of the board of directors to be comprised of directors appointed by the holders of the Preferred Stock and independent directors until the cure of such specified breach event.
Participation Rights. Pursuant to the securities purchase agreements entered into with the initial purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, subject to meeting certain ownership thresholds, certain purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock are entitled to participate, on a pro rata basis in accordance with their ownership percentage, determined on an as-converted basis, in issuances of equity and equity linked securities by the Company. In addition, subject to meeting certain ownership thresholds, certain initial purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock will be entitled to participate in issuances of preferred securities and in debt transactions of the Company.

Preferred Share Conversions

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

Pursuant to the terms of the Series A Voluntary Conversion Agreement, HC2 and Hudson mutually agreed that on the closing date of the voluntary conversion, (i) Hudson voluntarily converted 12,499 of the 12,500 shares of Series A Preferred Stock it held into 2,980,912 shares of HC2’s common stock pursuant to the terms of the Certificate of Designation of Series A Convertible Participating Preferred Stock (the “Series A Certificate of Designation”), with such amount representing the number of shares of common stock into which the 12,499 shares of Series A Preferred Stock held by Hudson convertible pursuant to the terms of the Series A Certificate of Designation and (ii) in consideration of the

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

conversion referenced in clause (i) above, the Company issued to the Series A holder in exchange for the single remaining share of Series A Preferred Stock held, in an exchange transaction exempt from the registration requirements of the Securities Act of 1933 and all of the rules and regulations promulgated thereunder (the “Securities Act”) under Section 3(a)(9) of the Securities Act, 770,926 shares of common stock. The fair value of the 770,926 shares was $4.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

Declaration Date	March 31, 2017
Holders of Record Date	March 31, 2017
Payment/Accrual Date	April 17, 2017
Total Dividend	$563

18. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.0 million and $0.7 million of expenses under the Services Agreement for the three months ended March 31, 2017 and 2016, respectively.

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.18 million and $0.16 million for the three months ended March 31, 2017 and 2016, respectively.

GMSL also has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenue	$7,396	$5,275
Operating expenses	$3,751	$1,230
Interest expense	$347	$370
Dividends received	$632	$418

	Three Months Ended March 31,
	2017	2016
Accounts receivable	$7,212	$5,172
Long-term obligations	$35,501	$38,966
Accounts payable	$4,343	$354

19. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom. The Company has seven reportable operating segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Other, and a non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company has no single customer representing greater than 10% of its revenues.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Revenue by Geographic Region
United States	$342,105	$226,365
United Kingdom	34,692	104,017
Other	13,771	1,362
Total	$390,568	$331,744

	Three Months Ended March 31,
	2017	2016
Net revenue
Construction	$112,721	$119,081
Marine Services	44,179	32,288
Energy	4,287	1,207
Telecommunications	191,749	149,821
Insurance	36,026	29,138
Other	1,606	209
Total net revenue	390,568	331,744

Income (loss) from operations
Construction	5,731	8,155
Marine Services	5,729	(4,554)
Energy	(175)	(72)
Telecommunications	1,585	177
Insurance	270	(8,585)
Life Sciences	(3,123)	(2,337)
Other	(1,513)	(1,738)
Non-operating Corporate	(7,532)	(10,311)
Total income (loss) from operations	972	(19,265)

Interest expense	(14,115)	(10,326)
Loss on contingent consideration	(231)	—
Income (loss) from equity investees	7,693	(3,576)
Other income (expense), net	(4,910)	(714)
Loss from continuing operations before income taxes	(10,591)	(33,881)
Income tax (expense) benefit	(5,291)	2,539
Net loss	(15,882)	(31,342)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,386	880
Net loss attributable to HC2 Holdings, Inc.	(14,496)	(30,462)
Less: Preferred stock and deemed dividends from conversions	583	1,069
Net loss attributable to common stock and participating preferred stockholders	$(15,079)	$(31,531)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2017	2016
Depreciation and Amortization
Construction	$1,640	$529
Marine Services	5,085	5,155
Energy	1,248	429
Telecommunications	97	106
Insurance (1)	(1,057)	(619)
Life Sciences	38	19
Other	330	336
Non-operating Corporate	16	—
Total	$7,397	$5,955
(1) Balance represents amortization of negative VOBA, which increases net income.

	Three Months Ended March 31,
	2017	2016
Capital Expenditures (2)
Construction	$3,814	$2,095
Marine Services	2,629	2,634
Energy	2,650	1,659
Telecommunications	30	22
Insurance	278	—
Life Sciences	51	102
Other	(37)	—
Non-operating Corporate	(2)	—
Total	$9,413	$6,512
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31,	December 31,
	2017	2016
Investments
Marine Services	$50,034	$40,698
Insurance	1,433,030	1,407,996
Life Sciences	22,176	13,067
Other	6,153	6,778
Eliminations	(36,437)	(40,621)
Total	$1,474,956	$1,427,918

	March 31,	December 31,
	2017	2016
Property, Plant and Equipment—Net
United States	$139,704	$136,905
United Kingdom	137,650	141,946
Other	6,950	7,607
Total	$284,304	$286,458

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31,	December 31,
	2017	2016
Total Assets
Construction	$289,969	$295,246
Marine Services	283,657	275,660
Energy	84,075	84,602
Telecommunications	90,789	125,965
Insurance	2,063,966	2,027,059
Life Sciences	38,330	28,868
Other	8,878	10,914
Non-operating Corporate	33,135	27,583
Eliminations	(36,437)	(40,621)
Total	$2,856,362	$2,835,276

20. Backlog

DBMG’s backlog was $497.6 million ($457.3 million under contracts or purchase orders and $40.3 million under letters of intent) at March 31, 2017. DBMG’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. DBMG’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $295.1 million, representing 59.3% of DBMG’s backlog at March 31, 2017, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG’s backlog could decrease substantially.

DBMG’s backlog at December 31, 2016 was $503.5 million ($441.1 million under contracts or purchase orders and $62.4 million under letters of intent).

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2017 and 2016 due to the results of operations being a loss from continuing operations, net of tax. The Company issued a warrant, Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan, each of which were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stock and participating preferred stockholders	$(15,079)	$(31,531)

Earnings allocable to common shares:

Participating shares at end of period:
Weighted-average Common stock outstanding	41,948	35,262

Numerator for basic and diluted earnings per share
Percentage of loss allocated to:
Common Stock	100%	100%
Preferred Stock	—%	—%

Loss attributable to common shares - basic and diluted
Net Loss	$(15,079)	$(31,531)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic and diluted	41,948	35,262

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(0.36)	$(0.89)

22. Subsequent Events

On April 6, 2017, Gaming Nation Inc. announced the conversion of the convertible debenture held by the Company. The Company made an investment in Gaming Nation pursuant to the purchase of an unsecured convertible debenture issued by Gaming Nation (the "Debenture") on April 6, 2015 in the principal amount of CDN$20 million. The Debenture earned 6% interest in-kind and converted into Gaming Nation Inc. common shares as of the maturity date of April 6, 2017. Pursuant to the conversion of the principal amount and accrued interest, the Company acquired 9,987,556 fully paid common shares equal to a conversion rate of $2.25 per Common Share, which amount equals 22.9% of the Gaming Nation's issued and outstanding common shares as of the conversion date. The Company will apply fair value method to account for its investment in Gaming Nation Inc. subsequent to the conversion. All changes in fair value will be recognized in earnings.

On May 2, 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, the "DG Value") of the Company's Series A and Series A-1 Convertible Participating Preferred Stock, to convert and exchange all of DG Value's 2,308 Series A and 1,000 Series A-1 Convertible Participating Preferred Stock into a total of 803,469 shares of the Company's common stock.

On May 9, 2017, DBMG declared a cash dividend of $1.29 per share payable to stockholders of record at the close of business on May 19, 2017 and payable on June 5, 2017. The Company will receive $4.6 million of the total dividend payout.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HC2 Holdings, Inc. (“HC2,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in our Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017, as well as the section below entitled “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Construction ("DBMG"), Marine Services ("GMSL"), Energy ("ANG"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), and Other, which includes businesses that do not meet the separately reportable segment thresholds.

We continually evaluate acquisition opportunities, as well as monitor a variety of key indicators of our underlying platform companies in order to maximize stakeholder value. These indicators include, but are not limited to, revenue, cost of revenue, operating profit, Adjusted EBITDA and free cash flow. Furthermore, we work very closely with our subsidiary platform executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing or operational needs at the subsidiary level. We believe that this close relationship allows us to capture synergies within the organization across all platforms and strategically position the Company for ongoing growth and value creation.

The potential for additional acquisitions and new business opportunities, while strategic, may result in acquiring assets unrelated to our current or historical operations. As part of any acquisition strategy, we may raise capital in the form of debt and/or equity securities (including preferred stock) or a combination thereof. We have broad discretion and experience in identifying and selecting acquisition and business combination opportunities and the industries in which we seek such opportunities. Many times, we face significant competition for these opportunities, including from numerous companies with a business plan similar to ours. As such, there can be no assurance that any of the past or future discussions we have had or may have with candidates will result in a definitive agreement and, if they do, what the terms or timing of any potential agreement would be. As part of our acquisition strategy, we may utilize a portion of our available cash to acquire interests in possible acquisition targets. Any securities acquired are marked to market and may increase short-term earnings volatility as a result.

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

Our Operations

Refer to Note 1. Organization and Business to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q for additional information.

Seasonality

Other than as described below our businesses are not materially affected by seasonality.

Marine Services

Net revenue within our Marine Services segment can fluctuate depending on the season. Revenues are relatively stable for our Marine Services maintenance business as the core driver is the annual contractual obligation. However, this is not the case with our installation business (other than for long-term charter arrangements), in which revenues show a degree of seasonality.  Revenues in our Marine Services installation business are driven by our customers’ need for new cable installations.  Generally, weather downtime, and the additional costs related to downtime, is a significant factor in customers determining their installation schedules, and most installations are therefore scheduled for the warmer months.  As a result, installation revenues are generally lower towards the end of the fourth quarter and throughout the first quarter, as most business is concentrated in the northern hemisphere.

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

Recent Developments

Debt Issuance

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “11.0% Notes”). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22’s 11.0% Bridge Note due 2019. The Company has issued an aggregate of $362.0 million of its 11.0% Notes  pursuant to an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the “11.0% Notes Indenture”).

Preferred Share Conversion

On May 2, 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, the "DG Value") of the Company's Series A and Series A-1 Convertible Participating Preferred Stock, to convert and exchange all of DG Value's 2,308 Series A and 1,000 Series A-1 Convertible Participating Preferred Stock into a total of 803,469 shares of the Company's common stock.

Dividends

On May 9, 2017, DBMG declared a cash dividend of $1.29 per share payable to stockholders of record at the close of business on May 19, 2017 and payable on June 5, 2017. The Company will receive $4.6 million of the total dividend payout.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue
Construction	$112,721	$119,081	$(6,360)
Marine Services	44,179	32,288	11,891
Energy	4,287	1,207	3,080
Telecommunications	191,749	149,821	41,928
Insurance	36,026	29,138	6,888
Other	1,606	209	1,397
Total net revenue	390,568	331,744	58,824

Income (loss) from operations
Construction	5,731	8,155	(2,424)
Marine Services	5,729	(4,554)	10,283
Energy	(175)	(72)	(103)
Telecommunications	1,585	177	1,408
Insurance	270	(8,585)	8,855
Life Sciences	(3,123)	(2,337)	(786)
Other	(1,513)	(1,738)	225
Non-operating Corporate	(7,532)	(10,311)	2,779
Total income (loss) from operations	972	(19,265)	20,237

Interest expense	(14,115)	(10,326)	(3,789)

Loss on contingent consideration	(231)	—	(231)
Income (loss) from equity investees	7,693	(3,576)	11,269
Other income (expense), net	(4,910)	(714)	(4,196)
Loss from continuing operations before income taxes	(10,591)	(33,881)	23,290
Income tax (expense) benefit	(5,291)	2,539	(7,830)
Net loss	(15,882)	(31,342)	15,460
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,386	880	506
Net loss attributable to HC2 Holdings, Inc.	(14,496)	(30,462)	15,966
Less: Preferred stock and deemed dividends from conversions	583	1,069	(486)
Net loss attributable to common stock and participating preferred stockholders	$(15,079)	$(31,531)	$16,452

Net revenue: Net revenue for the three months ended March 31, 2016 increased $58.8 million, or 17.7%, to $390.6 million from $331.7 million for the three months ended March 31, 2016. This increase was due primarily to a revenue increase in our Telecommunications segment as a result of growth in wholesale traffic volumes, an increase in revenue in our Marine Services segment driven by increased offshore power installation revenues, and an increase in revenues associated with our Insurance segment driven by increased investment income earned from investments in fixed maturity securities and mortgage loans, and net realized gains driven by the sales of fixed maturity securities. The increases were offset by a decrease in revenue in our Construction segment driven by delays caused by design changes of existing projects in backlog.

Income (loss) from operations: Income from operations for the three months ended March 31, 2017 increased $20.2 million to income of $1.0 million from a loss of $19.3 million for the three months ended March 31, 2016. The increase was due in part to the results of the Marine Services segment driven by the increases in revenues, and a loss recognized on a telecom project in the prior year which was not recurring in 2017. The increase in income from operations also resulted from the increase in higher yielding fixed investments and reduced losses realized from sales of fixed maturity securities by our Insurance segment.

Interest expense: Interest expense for the three months ended March 31, 2017 increased $3.8 million to $14.1 million from $10.3 million for the three months ended March 31, 2016. The increase was attributable to the portion of original issue discount and deferred financing fees expensed in the 2017 period through the refinancing date of the 11.0% Bridge Note, and due to the additional interest expense associated with increase in the principal of our 11.0% Notes compared to the previous period.

Income (loss) from equity investees: Income (loss) from equity investees for the three months ended March 31, 2017 increased $11.3 million to income of $7.7 million from a loss of $3.6 million for the three months ended March 31, 2016. The increase in income was driven by an increase in joint venture income in our Marine Services segment, principally from its equity interests in Huawei Marine Networks ("HMN") which realized significant increase in earnings compared to the prior period. This was offset in part by increased non-cash losses of our equity investment in MediBeacon. Additionally, we did not recognize losses from our Inseego investment in the current period as our basis is zero.

Other income (expense), net: Other (expense) for the three months ended March 31, 2017 increased $4.2 million to $4.9 million versus $0.7 million for the three months ended March 31, 2016. The Company recorded a $3.3 million impairment expense in the first quarter of 2017 on one fixed maturity security.

Income tax (expense) benefit: Income tax benefit (expense) was an expense of $5.3 million and a benefit of $2.5 million for the three months ended March 31, 2017 and 2016, respectively. The income tax expense recorded for March 31, 2017 relates to the reversal of taxable temporary differences at the Insurance segment for which no deferred tax benefit is recognized due to a full valuation allowance on the Insurance segment’s net deferred tax assets and to the projected expense as calculated under ASC 740 for other taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for March 31, 2016 relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the three months ended March 31, 2017 decreased $0.5 million to $0.6 million from $1.1 million for the three months ended March 31, 2016. Our outstanding Preferred shares at March 31, 2017 decreased compared to March 31, 2016 as a result of the conversion, by certain holders of Preferred Stock after March 31, 2016, of shares of Preferred Stock into common stock, reducing the preferred share dividends paid on a quarterly basis.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs and (iii) asset impairment expense. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in thousands).

Construction Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue	$112,721	$119,081	$(6,360)

Cost of revenue	91,112	97,933	(6,821)
Selling, general and administrative expenses	14,486	11,560	2,926
Depreciation and amortization	1,640	529	1,111
Other operating (income) expense	(248)	904	(1,152)
Income (loss) from operations	$5,731	$8,155	$(2,424)

Net revenue: Net revenue from our Construction segment for the three months ended March 31, 2017 decreased $6.4 million, or 5.3%, to $112.7 million from $119.1 million for the three months ended March 31, 2016. The decrease was driven by delays caused by design changes of existing projects in backlog.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended March 31, 2017 decreased $6.8 million, or 7.0%, to $91.1 million from $97.9 million for the three months ended March 31, 2016. The decrease was primarily due to the decreases in revenue.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended March 31, 2017 increased $2.9 million, or 25.3%, to $14.5 million from $11.6 million for the three months ended March 31, 2016. The increase was due primarily to the additional operating costs associated with the acquisition of BDS Vircon ("BDS") and PDC Global Pty Ltd. ("PDC") in the fourth quarter of 2016.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended March 31, 2017 increased $1.1 million, to $1.6 million from $0.5 million for the three months ended March 31, 2016. This was due primarily to the expense associated with the assets acquired through the acquisitions of BDS and PDC in the fourth quarter of 2016.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the three months ended March 31, 2017 increased by $1.2 million to income of $0.2 million from an expense of $0.9 million for the three months ended March 31, 2016. The increase was primarily driven by assets sold at a loss in the prior year period as opposed to a gain in the current year.

Marine Services Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue	$44,179	$32,288	$11,891

Cost of revenue	31,829	27,213	4,616
Selling, general and administrative expenses	4,842	4,491	351
Depreciation and amortization	5,085	5,155	(70)
Other operating (income) expense	(3,306)	(17)	(3,289)
Income (loss) from operations	$5,729	$(4,554)	$10,283

Net revenue: Net revenue from our Marine Services segment for the three months ended March 31, 2017 increased $11.9 million to $44.2 million from $32.3 million for the three months ended March 31, 2016. The increase was largely driven by revenue contribution from CWind which was acquired at the end of the first quarter of 2016 and increased offshore power installation revenues from existing customers, partially offset by a decrease in telecom install revenues when compared to the prior year.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended March 31, 2017 increased $4.6 million to $31.8 million from $27.2 million for the three months ended March 31, 2016. The increase was driven by the increases in revenue, offset in part by a loss recognized on a telecom project in the prior year which was not recurring in 2017.

Other operating (income) expense: Other operating (income) expense from our Marine Services segment for the three months ended March 31, 2017 increased $3.3 million compared to the three months ended March 31, 2016 driven by the current period gain on the sale of a maintenance vessel.

Energy Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue	$4,287	$1,207	$3,080

Cost of revenue	2,507	499	2,008
Selling, general and administrative expenses	711	351	360
Depreciation and amortization	1,248	429	819
Other operating (income) expense	(4)	—	(4)
Income (loss) from operations	$(175)	$(72)	$(103)

Net revenue: Net revenue from our Energy segment for the three months ended March 31, 2017 increased $3.1 million to $4.3 million from $1.2 million for the three months ended March 31, 2016. The increase was driven by acquisitions in 2016 subsequent to the first quarter, which added twenty-one stations, and the impact of stations commissioned subsequent to the comparable quarter in the prior year. This was partially offset by tax credits which expired on December 31, 2016 and were not renewed in the first quarter of 2017.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended March 31, 2017 increased $2.0 million to $2.5 million from $0.5 million for the three months ended March 31, 2016. The increase was driven by the increased revenues along with an increase in repairs and maintenance expenses, both associated with the new stations acquired in fourth quarter 2016.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the three months ended March 31, 2017 increased $0.4 million to $0.7 million from $0.4 million for the three months ended March 31, 2016, driven by an increase in office rent and compensation and benefits expense driven by the growth of the business.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the three months ended March 31, 2017 increased $0.8 million to $1.2 million from $0.4 million for the three months ended March 31, 2016. The increase was primarily due to new stations acquired and commissioned.

Telecommunications Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue	$191,749	$149,821	$41,928

Cost of revenue	187,542	147,660	39,882
Selling, general and administrative expenses	2,525	1,878	647
Depreciation and amortization	97	106	(9)
Income (loss) from operations	$1,585	$177	$1,408

Net revenue: Net revenue from our Telecommunications segment for the three months ended March 31, 2017 increased $41.9 million, or 28.0%, to $191.7 million from $149.8 million for the three months ended March 31, 2016. The increase was due primarily to growth in wholesale traffic volumes driven by the changing regulatory environment throughout the European market, combined with continued business growth driven by new routing and growing relationships with existing customers.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended March 31, 2017 increased $39.9 million, or 27.0%, to $187.5 million from $147.7 million for the three months ended March 31, 2016. The increase was directly correlated to the growth in wholesale traffic volumes at improved margins.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the three months ended March 31, 2017 increased $0.6 million, or 34.5%, to $2.5 million from $1.9 million for the three months ended March 31, 2016. The increase was due primarily to an increase in salaries and commissions expense as a result of improved sales force performance, as well as from an increase in operational support costs.

Insurance Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Life, accident and health earned premiums, net	$19,941	$19,934	$7
Net investment income	15,304	14,079	1,225
Net realized gains (losses) on investments	781	(4,875)	5,656
Net revenue	36,026	29,138	6,888

Policy benefits, changes in reserves, and commissions	31,487	34,020	(2,533)
Selling, general and administrative	5,326	4,322	1,004
Depreciation and amortization	(1,057)	(619)	(438)
Income (loss) from operations	$270	$(8,585)	$8,855

Net investment income: Net investment income from our Insurance segment for the three months ended March 31, 2017 increased $1.2 million to $15.3 million from $14.1 million for the three months ended March 31, 2016. The increase was primarily to an increase in higher yielding fixed investments.

Net realized gains (losses) on investments: Net realized gains (losses) on investments from our Insurance segment for the three months ended March 31, 2017 increased $5.7 million to a $0.8 million gain from a $4.9 million loss for the three months ended March 31, 2016. The increase was due to the sales of low yield fixed maturity securities and fixed maturity securities with a risk of credit downgrades during the three months ended March 31, 2016 due to the initial repositioning of the investment portfolio following the acquisition.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the three months ended March 31, 2017 decreased $2.5 million to $31.5 million from $34.0 million for the three months ended March 31, 2016. The decrease was primarily due to the implemented long term care rate increases which generated significant conditional non-forfeiture options activity during the three months ended March 31, 2017. This was not experienced during the three months ended March 31, 2016 significantly reducing the increase in reserves from the prior year.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended March 31, 2017 increased $1.0 million to $5.3 million from $4.3 million for the three months ended March 31, 2016. The increase was due to additional staffing and training along with higher consulting and audit fees, which were offset by lower premium tax.

Life Sciences Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Selling, general and administrative expenses	$3,085	$2,318	$767
Depreciation and amortization	38	19	19
Income (loss) from operations	$(3,123)	$(2,337)	$(786)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2017 increased $0.8 million, or 33.1%, to $3.1 million from $2.3 million for the three months ended March 31, 2016. The increase was primarily due to progress driven increases in clinical expenses and research and development at both BeneVir and R2 Dermatology.

Other Segment

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net revenue	$1,606	$209	$1,397

Cost of revenue	1,424	1,047	377
Selling, general and administrative expenses	1,365	564	801
Depreciation and amortization	330	336	(6)
Income (loss) from operations	$(1,513)	$(1,738)	$225

Net revenue: Net revenue from our Other segment for the three months ended March 31, 2017 increased $1.4 million, to $1.6 million from $0.2 million for the three months ended March 31, 2016. The increase was primarily driven by the results of 704Games Company ("704Games") through its sales of the NASCAR® Heat Evolution game, which outperformed its predecessor NASCAR '15.

Cost of revenue: Cost of revenue from our Other segment for the three months ended March 31, 2017 increased $0.4 million, or 36.0%, to $1.4 million from $1.0 million for the three months ended March 31, 2016. The increase was driven by an increase in royalties, disc manufacturing, and game development costs of 704Games driven by its sales of the NASCAR® Heat Evolution game.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended March 31, 2017 increased $0.8 million to $1.4 million from $0.6 million for the three months ended March 31, 2016. The increase was due to compensation, marketing and advertising expenses associated with the release of console and PC versions of the NASCAR® Heat Evolution game, and the costs associated with NerVve Technologies, Inc., which was consolidated in August 2016.

Non-operating Corporate

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Selling, general and administrative expenses	$7,516	$10,311	$(2,795)
Depreciation and amortization	16	—	16
Income (loss) from operations	$(7,532)	$(10,311)	$2,779

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2017 decreased $2.8 million to $7.5 million from $10.3 million for the three months ended March 31, 2016. The decrease was primarily attributable to a reduction in share-based compensation expense as a result of 2015 equity awards, which fully vested in the first quarter of 2016 and minimal grants in 2016 due to under-achievement of performance goals in the 2015 year. In addition, there was a decrease in professional fees and acquisition fees, as well as costs incurred related to the restatement of 2014 results in the first quarter of 2016, which were not present in the current period.

Income (loss) from Equity Investments

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Marine Services	$8,793	$(477)	$9,270
Life Sciences	(1,082)	(306)	(776)
Other	(19)	(2,793)	2,774
Income (loss) from equity investments	$7,692	$(3,576)	$11,268

Marine Services: Income from equity investments in our Marine Services segment for the three months ended March 31, 2017 increased $9.3 million to $8.8 million from $0.5 million for the three months ended March 31, 2016. The increase in income was due to growth in our Marine Services segment joint venture income, largely driven by HMN. Our Marine Services segment's other joint ventures combined for a slight increase.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended March 31, 2017 increased $0.8 million to a loss of $1.1 million from a loss of $0.3 million for the three months ended March 31, 2016. The increase was largely due to higher equity method losses recorded from our investment in MediBeacon Inc. ("MediBeacon") as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones, including the successful completion of the Pilot Two clinical study.

Other: Loss from equity investments from our Other segment for the three months ended March 31, 2017 decreased $2.8 million to a loss of $19.0 thousand from a loss of $2.8 million for the three months ended March 31, 2016. The change was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis is zero.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. In addition, other companies may define Adjusted EBITDA differently than we do, which could limit its usefulness.

Management believes that Adjusted EBITDA provides investors with meaningful information for gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-U.S. GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our U.S. GAAP financial results. Using Adjusted EBITDA as a performance measure has inherent limitations as an analytical tool as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance. Adjusted EBITDA excludes the results of operations of our Insurance segment.

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

Our Adjusted EBITDA was $16.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to improvements in our Marine Services segment driven by increased business opportunities and equity method income particularly in our joint venture investment in HMN, organic growth in our Telecommunications segment, and acquisition driven growth in our Energy segment. These increases were offset by our Construction segment due to decreases in revenues driven by delays caused by design changes of existing projects in backlog and increased losses from our Life Sciences segment as our early stage companies continue to develop their businesses and meet major milestones.

	Three Months Ended March 31, 2017
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net Income (loss) attributable to HC2 Holdings, Inc.								$(14,496)
Less: Net Income (loss) attributable to HC2 Holdings Insurance Segment								(761)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$3,203	$11,152	$(697)	$1,502	$(3,410)	$(5,430)	$(20,055)	$(13,735)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,640	5,085	1,248	97	38	330	16	8,454
Depreciation and amortization (included in cost of revenue)	1,240	—	—	—	—	—	—	1,240
Amortization of equity method fair value adjustment at acquisition	—	(325)	—	—	—	—	—	(325)
(Gain) loss on sale or disposal of assets	(248)	(3,500)	(4)	—	—	—	—	(3,752)
Lease termination costs	—	194	—	—	—	—	—	194
Interest expense	207	1,302	136	9	—	2,391	10,070	14,115
Net loss on contingent consideration	—	—	—	—	—	—	231	231
Other (income) expense, net	(21)	1,065	1,120	74	(4)	2,115	44	4,393
Foreign currency (gain) loss (included in cost of revenue)	—	24	—	—	—	—	—	24
Income tax (benefit) expense	2,079	510	13	—	—	—	2,177	4,779
Noncontrolling interest	263	494	(747)	—	(791)	(605)	—	(1,386)
Share-based payment expense	—	345	91	—	92	29	962	1,519
Acquisition and nonrecurring items	245	—	—	—	—	—	693	938
Adjusted EBITDA	$8,608	$16,346	$1,160	$1,682	$(4,075)	$(1,170)	$(5,862)	$16,689

Total Core Operating Subsidiaries	$27,796

	Three Months Ended March 31, 2016
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net Income (loss) attributable to HC2 Holdings, Inc.								$(30,462)
Less: Net Income (loss) attributable to HC2 Holdings Insurance Segment								(7,496)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$4,384	$(5,918)	$(27)	$1,202	$1,298	$(10,494)	$(13,409)	$(22,966)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	529	5,155	429	106	19	336	—	6,574
Depreciation and amortization (included in cost of revenue)	1,933	—	—	—	—	—	—	1,933
Amortization of equity method fair value adjustment at acquisition	—	(358)	—	—	—	—	—	(358)
(Gain) loss on sale or disposal of assets	904	(17)	—	—	—	—	—	887
Interest expense	310	1,070	9	—	—	—	8,937	10,326
Other (income) expense, net	(44)	612	(31)	(1,025)	(3,221)	6,005	(1,611)	686
Foreign currency (gain) loss (included in cost of revenue)	—	(147)	—	—	—	—	—	(147)
Income tax (benefit) expense	3,445	(640)	—	—	—	(1)	(4,226)	(1,422)
Noncontrolling interest	61	(155)	(22)	—	(720)	(44)	—	(880)
Share-based payment expense	—	609	14	—	22	160	2,386	3,191
Acquisition and nonrecurring items	—	266	27	—	—	1	2,201	2,495
Adjusted EBITDA	$11,522	$477	$399	$283	$(2,602)	$(4,038)	$(5,722)	$319

Total Core Operating Subsidiaries	$12,681

Construction: Adjusted EBITDA income from our Construction segment for the three months ended March 31, 2017 decreased $2.9 million to $8.6 million from $11.5 million for the three months ended March 31, 2016. The decrease was driven by delays caused by design changes of existing projects in backlog.

Marine Services: Adjusted EBITDA income from our Marine Services segment for the three months ended March 31, 2017 increased $15.9 million to $16.3 million from $0.5 million for the three months ended March 31, 2016. The increase was driven by revenue contribution from CWind which was acquired at the end of the first quarter of 2016, revenues from offshore power installation and maintenance projects, equity method income through our joint venture investment in HMN, and a loss recognized on a telecom project in the prior year which was not recurring in 2017.

Energy: Adjusted EBITDA income from our Energy segment for the three months ended March 31, 2017 increased $0.8 million to $1.2 million from $0.4 million for the three months ended March 31, 2016 due to the impact of sales by stations acquired and commissioned subsequent to the comparable quarter in the prior year.

Telecommunications: Adjusted EBITDA income from our Telecommunications segment for the three months ended March 31, 2017 increased $1.4 million to $1.7 million from $0.3 million for the three months ended March 31, 2016. The increase was due primarily to volume-driven revenue growth, in part resulting from the changing regulatory environment throughout the European market combined with continued business growth driven by new routing and growing relationships with existing customers.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2017 increased $1.5 million to a loss of $4.1 million from a loss of $2.6 million due to a progress driven increase in costs at early stage consolidating subsidiaries, principally BeneVir and R2 Dermatology, and an increase in equity method losses recorded for MediBeacon as a result of increased expenses following successful completion of development and clinical milestones, including the successful completion of the Pilot Two clinical study.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the three months ended March 31, 2017 decreased $2.9 million to $1.2 million from $4.0 million for the three months ended March 31, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the three months ended March 31, 2017 as our basis is zero. This was further decreased by lower losses at 704Games as a result of increased sales of the NASCAR® Heat Evolution game, which outperformed its predecessor.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2017 increased $0.1 million to $5.9 million from $5.7 million for the three months ended March 31, 2016. The increase was primarily due to the continued growth in the company including rent expense.

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

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Net loss - Insurance segment	$(761)	$(7,496)	$6,735
Effect of investment (gains) losses	(781)	4,875	(5,656)
Asset impairment expense	522	—	522
Insurance AOI	$(1,020)	$(2,621)	$1,601

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on our Preferred Stock. We also have liquidity needs related to recurring operational expenses.

As of March 31, 2017, we had $127.0 million of cash and cash equivalents compared to $115.4 million as of December 31, 2016. On a stand-alone basis, as of March 31, 2017, HC2 had cash and cash equivalents of $27.0 million compared to $21.7 million at December 31, 2016. At March 31, 2017, cash and cash equivalents in our Insurance segment was $34.7 million compared to $24.5 million at December 31, 2016.

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

As of March 31, 2017, we had $454.3 million of indebtedness on a consolidated basis compared to $438.4 million as of December 31, 2016. On a stand-alone basis, as of March 31, 2017, HC2 had $362.0 million of indebtedness compared to $307.0 million as of December 31, 2016.

As of March 31, 2017, we had $29.5 million in liquidation value of outstanding Preferred Stock, no change from December 31, 2016.  HC2 is required to make semi-annual interest payments on our outstanding 11.0% Notes on June 1st and December 1st of each year.  We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

In January 2017, the Company issued $55.0 million in aggregate principal amount of 11.0% Notes. The new notes were issued as additional notes under the 11.0% Notes pursuant to which we previously issued $307.0 million aggregate principal amount of the 11.0% Notes. The net proceeds from these new 11.0% Notes were used to refinance all $35 million in aggregate principal amount of the 11.0% Bridge Note, for working capital, and for general corporate purposes (including the financing of potential future acquisitions and investments). The new notes constitute part of a single class of securities with the 11.0% Notes for all purposes and have the same terms as the 11.0% Notes.

In the first quarter of 2017, the Company received $9.2 million and $2.0 million in dividends from our Construction and Telecommunications segments, respectively.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional debt or equity, refinancing of certain of our indebtedness or Preferred Stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level, a practice which we expect to continue in the future. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Indebtedness

See Note 12. Long-term Obligations, to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) 6 months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of March 31, 2017, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of March 31, 2017, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of March 31, 2017, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash (used in) provided by those activities between the fiscal periods (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	2017 vs 2016
Operating activities	$32,776	$16,825	$15,951
Investing activities	(28,769)	(35,127)	6,358
Financing activities	6,487	(4,174)	10,661
Effect of exchange rate changes on cash and cash equivalents	1,138	1,552	(414)
Net (decrease) increase in cash and cash equivalents	$11,632	$(20,924)	$32,556

Operating Activities

Cash provided by operating activities totaled $32.8 million for the three months ended March 31, 2017 as compared to $16.8 million for three months ended March 31, 2016. The $16.0 million increase was the result of an increase in working capital driven by improved cash collections at our consolidated subsidiaries.

Investing Activities

Cash used in investing activities totaled $28.8 million for the three months ended March 31, 2017 as compared to $35.1 million for three months ended March 31, 2016. The $6.4 million decrease was driven by a reduction in cash used for acquisitions and purchases of investments, offset by an increase of cash used for purchases of fixed assets.

Financing Activities

Cash provided by financing activities totaled $6.5 million for the three months ended March 31, 2017 as compared to cash used in financing activities of $4.2 million for the three months ended March 31, 2016. The $10.7 million increase was driven by additional borrowings under our 11% Notes, offset by repayments on outstanding long-term obligations.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$138	$1,083	$—	$138	$1,047	—
Preferred Equity	2,484	19,044	—	2,484	9,971	—
Derivatives	3,097	—	3,694	3,097	—	3,813
Limited Partnerships	—	1,007	—	—	1,116	—
Joint Ventures	—	50,033	—	—	40,697	—
Total	$5,719	$71,167	$3,694	$5,719	$52,831	$3,813

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2017 debt balance, DBMG anticipates that its interest payments will be approximately $0.1 million each quarter.

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

Market environment

As of March 31, 2017, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Other

The Company has an agreement with the Texas Department of Insurance ("TDOI") that, for five years following the acquisition, the Company will contribute to Continental General Insurance Company ("CGI" or the "Insurance Company") cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

Additionally, CGI entered into a capital maintenance agreement with Financial Resources, Inc. ("Great American"). Under the agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statement). Great American’s obligation to make such payments is capped at $35.0 million under the capital maintenance agreement. The capital maintenance agreements will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American under the applicable agreement equal the applicable cap. Pursuant to the purchase agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the capital maintenance agreements.

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

Investments

At March 31, 2017 and December 31, 2016, CIG’s investment portfolio is comprised of the following (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,854	1.1%	$15,950	1.1%
States, municipalities and political subdivisions	380,710	26.6%	375,077	26.6%
Foreign government	5,871	0.4%	5,978	0.4%
Residential mortgage-backed securities	132,257	9.2%	138,196	9.8%
Commercial mortgage-backed securities	40,895	2.9%	49,053	3.5%
Asset-backed securities	96,507	6.7%	77,665	5.5%
Corporate and other	630,455	44.1%	617,039	44.0%
Common stocks (*)	49,340	3.4%	53,892	3.8%
Perpetual preferred stocks	37,683	2.6%	36,654	2.6%
Mortgage loans	21,824	1.5%	16,831	1.2%
Policy loans	18,106	1.3%	18,247	1.3%
Other invested assets	3,528	0.2%	3,415	0.2%
Total	$1,433,030	100.0%	$1,407,997	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$817,672	62.8%	$738,509	57.8%
BBB	357,247	27.4%	382,555	29.9%
Total investment grade	1,174,919	90.2%	1,121,064	87.7%
BB	28,293	2.2%	37,093	2.9%
B	18,595	1.4%	20,214	1.6%
CCC, CC, C	37,962	2.9%	35,021	2.7%
D	14,494	1.1%	17,075	1.3%
NR	28,286	2.2%	48,491	3.8%
Total non-investment grade	127,630	9.8%	157,894	12.3%
Total	$1,302,549	100.0%	$1,278,958	100.0%

Foreign Currency

Foreign currency translation can impact our financial results. During the three months ended March 31, 2017 and 2016, approximately 12.4% and 22.0% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at March 31, 2017 included letters of credit of $9.0 million under Credit and Security Agreements and performance bonds of $219.9 million.

DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies since December 31, 2016.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 18. Related Parties to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled “Risk Factors” in this Quarterly Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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

•
the impact of covenants in the Certificates of Designation governing the Preferred Stock, the 11.0% Notes Indenture, the Credit and Security Agreement governing the DBMG Facility, the CWind line of credit with Barclays (“CWind Facility”), the ANG term loans and notes with

Signature Financial and Pioneer Savings Bank (“ANG Facilities”), and future financing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

Construction / DBM Global Inc.

Actual results or other outcomes of DBMG, f/k/a Schuff International, Inc. and thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

Marine Services / Global Marine Systems Limited

Actual results or other outcomes of Global Marine Systems Limited (“GMSL”), and thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments in which the business operates;

•	project implementation issues and possible subsequent overruns;

•	risks associated with operating outside of core competencies when moving into different market segments;

•	possible loss or severe damage to marine assets;

•	vessel equipment aging or reduced reliability;

•	risks associated with operating two joint ventures in China;

•	risks related to noncompliance with a wide variety of anti-corruption laws;

•	changes to the local laws and regulatory environment in different geographical regions;

•	loss of key senior employees;

•	difficulties attracting enough skilled technical personnel;

•	foreign exchange rate risk;

•	liquidity risk; and

•	potential for financial loss arising from the failure by customers to fulfill their obligations as and when these obligations come due.

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

Insurance / Continental Insurance Group Ltd.

Actual results or other outcomes of Continental Insurance Group Ltd. (“CIG”), the parent operating company of CGI (and the formerly separate operating subsidiary UTA, which merged into CGI on December 31, 2016), and together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	our Insurance segment’s ability to maintain statutory capital and maintain or improve their financial strength;

•	our Insurance segment’s reserve adequacy, including the effect of changes to accounting or actuarial assumptions or methodologies;

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

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect, among other things, our Insurance segment’s ability to access capital resources and the costs associated therewith, the fair value of our Insurance segment’s investments, which could result in impairments and other-than-temporary impairments, and certain liabilities;

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of March 31, 2017, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $135.4 million, $270.9 million, and $406.3 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of March 31, 2017 of $25.7 million, would result in an increase in the recorded interest expense of $0.3 million, $0.5 million, and $0.8 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
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

Item 1A. Risk Factors

Utilities

The adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles, may impact our business.

Programs and regulations that have the effect of encouraging the use of CNG as a vehicle fuel are subject to change, and could expire or be repealed or amended as a result of changes in federal, state or local political, social or economic conditions. For example, the results of the recent U.S. presidential election have created increased uncertainty regarding the future of these programs and regulations. In particular, the Volumetric Excise Tax Credit (the “VETC”), which expired on December 31, 2016 and may not be available in any subsequent period, provided a tax credit worth $0.50 per gasoline gallon equivalent of compressed natural gas, or diesel gallon equivalent of liquefied natural gas, which our subsidiary ANG claimed for a portion of its fuel sales each year.  The VETC tax credit had been used as an incentive for fleet operators to adopt natural gas vehicles, as it helped offset the incremental cost of a natural gas vehicle versus a similar gas- or diesel-powered version. The termination, modification or repeal of federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG as a vehicle fuel and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations may have an adverse impact on our business.

Demand for natural gas vehicles may decline with advances in other alternative technologies and fuels, or with improvements in gasoline, diesel or hybrid engines.

The market for CNG vehicles may diminish with technological advances in gasoline, diesel or other alternative fuels that may be considered more cost-effective or otherwise more advantageous than CNG. Operators may perceive an inability to timely recover the additional costs of natural gas vehicles if CNG fuel is not offered at a lower price than gasoline and diesel. In addition, the adoption of CNG as a fuel for vehicle may be slowed or limited if the low prices and over-supply of gasoline and diesel continue or deteriorate further or if natural gas prices increases without corresponding increases in prices of gasoline and diesel. Advances or improvements in fuel efficiency also may offer more economical choice and deter consumers to convert their vehicles to natural gas. Growth in the use of electric commercial vehicles likewise may reduce demand for natural gas vehicles and renewable diesel, hydrogen and other alternative fuels may prove to be more economical alternatives to gasoline and diesel than natural gas, which could have an adverse impact on our business.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline.

Technological advances in the production, delivery and use of gasoline, diesel or other alternative fuels that are, or are perceived to be, cleaner, more cost-effective, more readily available or otherwise more attractive than CNG, may slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle fuel market.

Further, use of electric commercial vehicles, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles. In addition, renewable diesel, hydrogen and other alternative fuels may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that reduce demand for natural gas as a vehicle fuel or the failure of natural gas vehicle technology to advance at an equal pace could slow or curtail the growth of natural gas vehicle purchases or conversions, which would have an adverse effect on our business.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.

In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Additionally, prices for crude oil in recent years have been low, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of CNG (which can be delivered in the form of CNG) as vehicle fuels could be slowed or limited if the low prices and over-supply of gasoline and diesel, today’s most prevalent and conventional vehicle fuels, continue or worsen, or if the price of natural gas increases without equal and corresponding increases in prices of gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally and could cause the success or perceived success of our industry and our business to materially suffer. In addition, low gasoline and diesel prices contribute to the differential between the cost of natural gas vehicles and gasoline or diesel-powered vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel powered vehicles, as the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators seek to recover the additional costs of acquiring or converting to natural gas vehicles over time through the lower costs of fueling natural gas vehicles; however, operators may perceive an inability to timely recover these additional costs if we do not offer CNG fuel at prices lower than gasoline and diesel. Our ability to offer our customers an attractive pricing advantage for CNG and maintain an acceptable margin on our sales becomes more difficult if prices of gasoline and diesel decrease or if prices of natural gas increase. These pricing conditions exacerbate the cost differential between natural gas vehicles and gasoline or diesel powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles at all. Any of these outcomes would decrease our potential customer base and harm our business prospects. Further, fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue in cases where the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.

Factors that can cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations and political conditions, inventory levels, consumer demand, price and availability of other alternative fuels, weather conditions, negative publicity surrounding drilling, production or importing techniques and methods for oil or natural gas, economic conditions and the price of foreign imports.

With respect to natural gas supply and use as a vehicle fuel, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices.

If pricing conditions worsen, or if all or some combination of factors causing further volatility in natural gas, oil and diesel prices were to occur, our business and our industry would be materially harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedule

(a) Exhibits (see Exhibit Index following signature page below)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.

Date: May 10, 2017	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)

Please note that the agreements included as exhibits to this Form 10-Q are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about HC2 Holdings, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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