Form 10-Q
period 2017-06-30
HC2 HOLDINGS, INC.
filed 2017-08-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
_____________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
N/A
_____________________________________________________________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
As of July 31, 2017, 43,012,447 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Services revenue	$196,970	$197,372	$432,898	$379,481
Sales revenue	143,413	125,759	262,027	246,256
Life, accident and health earned premiums, net	20,235	20,037	40,176	39,971
Net investment income	16,939	13,707	32,243	27,786
Net realized gains (losses) on investments	1,095	2,418	1,876	(2,457)
Net revenue	378,652	359,293	769,220	691,037
Operating expenses
Cost of revenue - services	189,979	183,193	409,591	358,066
Cost of revenue - sales	118,685	101,290	213,487	200,967
Policy benefits, changes in reserves, and commissions	30,443	29,075	61,930	63,095
Selling, general and administrative	41,707	34,994	81,563	70,591
Depreciation and amortization	7,295	6,246	14,692	12,201
Other operating (income) expenses	1,738	(1,499)	(1,820)	(612)
Total operating expenses	389,847	353,299	779,443	704,308
Income (loss) from operations	(11,195)	5,994	(10,223)	(13,271)
Interest expense	(12,073)	(10,569)	(26,188)	(20,895)
Gain (loss) on contingent consideration	(88)	192	(319)	192
Income from equity investees	4,003	6,394	11,696	2,818
Other (expense), net	(3,105)	(496)	(8,015)	(1,210)
Income (loss) from continuing operations before income taxes	(22,458)	1,515	(33,049)	(32,366)
Income tax (expense) benefit	1,985	(224)	(3,306)	2,315
Net income (loss)	(20,473)	1,291	(36,355)	(30,051)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,562	644	3,948	1,524
Net income (loss) attributable to HC2 Holdings, Inc.	(17,911)	1,935	(32,407)	(28,527)
Less: Preferred stock and deemed dividends from conversions	793	1,044	1,376	2,113
Net income (loss) attributable to common stock and participating preferred stockholders	$(18,704)	$891	$(33,783)	$(30,640)

Income (loss) per Common Share
Basic	$(0.44)	$0.02	$(0.80)	$(0.87)
Diluted	$(0.44)	$0.02	$(0.80)	$(0.87)

Weighted average common shares outstanding:
Basic	42,691	35,518	42,322	35,391
Diluted	42,691	35,643	42,322	35,391

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(20,473)	$1,291	$(36,355)	$(30,051)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,224	(1,160)	3,349	663
Unrealized gain on available-for-sale securities	19,000	43,672	30,976	62,289
Other comprehensive income	21,224	42,512	34,325	62,952
Comprehensive income (loss)	751	43,803	(2,030)	32,901
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,562	644	3,948	1,524
Comprehensive income attributable to HC2 Holdings, Inc.	$3,313	$44,447	$1,918	$34,425

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale at fair value	$1,334,876	$1,278,958
Equity securities, available-for-sale at fair value	47,810	51,519
Mortgage loans	21,135	16,831
Policy loans	18,107	18,247
Other invested assets	91,381	62,363
Total investments	1,513,309	1,427,918
Cash and cash equivalents	143,130	115,371
Accounts receivable, net	250,460	267,598
Recoverable from reinsurers	527,796	524,201
Deferred tax asset	430	1,108
Property, plant and equipment, net	282,691	286,458
Goodwill	97,499	98,086
Intangibles, net	37,179	39,722
Other assets	88,816	74,814
Total assets	$2,941,310	$2,835,276

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,682,160	$1,648,565
Annuity reserves	247,684	251,270
Value of business acquired	45,385	47,613
Accounts payable and other current liabilities	258,094	251,733
Deferred tax liability	15,487	15,304
Long-term obligations	494,723	428,496
Other liabilities	97,988	92,871
Total liabilities	2,841,521	2,735,852
Commitments and contingencies
Temporary equity:
Preferred stock	26,266	29,459
Redeemable noncontrolling interest	2,373	2,526
Total temporary equity	28,639	31,985
Stockholders’ equity
Common stock, $.001 par value;	43	42
Shares authorized: 80,000,000 at June 30, 2017 and December 31, 2016;
Shares issued: 43,365,646 and 42,070,675 at June 30, 2017 and December 31, 2016;
Shares outstanding: 43,001,167 and 41,811,288 at June 30, 2017 and December 31, 2016, respectively
Additional paid-in capital	247,167	241,485
Treasury stock, at cost; 364,479 and 259,387 shares at June 30, 2017 and December 31, 2016, respectively	(1,969)	(1,387)
Accumulated deficit	(206,685)	(174,278)
Accumulated other comprehensive income (loss)	12,678	(21,647)
Total HC2 Holdings, Inc. stockholders’ equity	51,234	44,215
Noncontrolling interest	19,916	23,224
Total stockholders’ equity	71,150	67,439
Total liabilities, temporary equity and stockholders’ equity	$2,941,310	$2,835,276

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Share-based compensation	—	—	3,809	—	—	—	3,809	—	3,809	—
Dividend paid to noncontrolling interests	—	—	—	—	—	—	—	(378)	(378)	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(533)	—	—	—	(533)	—	(533)	533
Preferred stock dividend	—	—	(1,063)	—	—	—	(1,063)	—	(1,063)	—
Preferred stock beneficial conversion feature	—	—	(35)	—	—	—	(35)	—	(35)	35
Issuance of common stock	363	—	16	—	—	—	16	—	16	—
Conversion of preferred stock	803	1	3,026	—	—	—	3,027	—	3,027	(3,228)
Exercise of stock options	129	—	462	—	—	—	462	—	462	—
Taxes paid in lieu of shares issued for share-based compensation	(105)	—	—	(582)	—	—	(582)	—	(582)	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	332
Net loss	—	—	—	—	(32,407)	—	(32,407)	(2,930)	(35,337)	(1,018)
Comprehensive income attributable to HC2 Holdings, Inc.		—	—	—	—	34,325	34,325	—	34,325	—
Balance as of June 30, 2017	43,001	$43	$247,167	$(1,969)	$(206,685)	$12,678	$51,234	$19,916	$71,150	$28,639

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$94,030	$23,494	$117,524	$55,741
Share-based compensation	—	—	4,106	—	—	—	4,106	—	4,106	761
Preferred stock dividend and accretion	—	—	(2,002)	—	—	—	(2,002)	—	(2,002)	—
Preferred stock beneficial conversion feature	—	—	(111)	—	—	—	(111)	—	(111)	111
Issuance of common stock	118	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	206	1	876	—	—	—	877	—	877	(877)
Transactions with noncontrolling interests	—	—	6,132	—	—	—	6,132	6,035	12,167	—
Net loss	—	—	—	—	(28,527)	—	(28,527)	(453)	(28,980)	(1,071)
Comprehensive income attributable to HC2 Holdings, Inc.	—	—	—	—	—	62,952	62,952	—	62,952	—
Balance as of June 30, 2016	35,574	$36	$218,478	$(378)	$(108,256)	$27,577	$137,457	$29,076	$166,533	$54,665

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(36,355)	$(30,051)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts receivable	(506)	68
Share-based compensation expense	2,624	4,866
Depreciation and amortization	17,234	13,877
Amortization of deferred financing costs and debt discount / premium	3,460	1,019
Amortization of discount / premium on investments	4,255	6,308
Gain on sale or disposal of assets	(3,879)	(950)
Lease termination costs	249	338
Asset impairment expense	1,810	—
Income from equity investees	(11,696)	(2,818)
Impairment of investments	6,089	2,686
Net realized and unrealized (gains) losses on investments	(1,896)	1,093
Loss (gain) on contingent consideration	319	(192)
Receipt of dividends from equity investees	917	7,214
Deferred income taxes	(8,784)	(15,323)
Annuity benefits	4,346	4,496
Other operating activities	2,718	54
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,848	(7,982)
Recoverable from reinsurers	(3,595)	(3,596)
Other assets	(12,729)	34,415
Life, accident and health and annuity reserves	34,700	33,623
Accounts payable and other current liabilities	(8,056)	(21,278)
Other liabilities	5,843	18,352
Cash provided by operating activities:	16,916	46,219
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,019)	(10,870)
Disposal of property, plant and equipment	382	6,430
Purchase of investments	(157,599)	(119,153)
Sale of investments	70,750	43,576
Maturities and redemptions of investments	74,957	31,908
Purchase of equity method investments	(10,390)	(9,213)
Cash paid for business acquisitions, net of cash acquired	—	(8,614)
Other investing activities	376	171
Cash used in investing activities:	(38,543)	(65,765)
Cash flows from financing activities:
Proceeds from long-term obligations	104,410	6,160
Principal payments on long-term obligations	(44,127)	(7,394)
Annuity receipts	1,563	1,778
Annuity surrenders	(10,600)	(10,761)
Transactions with noncontrolling interests	332	8,000
Payment of dividends	(2,262)	(2,019)
Other financing activities	(249)	—
Cash provided by (used in) financing activities:	49,067	(4,236)
Effects of exchange rate changes on cash and cash equivalents	319	(332)
Net change in cash and cash equivalents	27,759	(24,114)
Cash and cash equivalents, beginning of period	115,371	158,624
Cash and cash equivalents, end of period	$143,130	$134,510

Supplemental cash flow information:
Cash paid for interest	$23,224	$19,945
Cash paid for taxes	$8,647	$7,129
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$1,630	$4,711
Investments included in accounts payable	$21,433	$—
Conversion of preferred stock to common stock	$4,433	$877
Dividends payable to shareholders	$500	$988
Fair value of contingent assets assumed in other acquisitions	$—	$2,992
Fair value of deferred liabilities assumed in other acquisitions	$—	$2,589
Debt assumed in acquisitions	$—	$20,813

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. (“HC2” and, together with its subsidiaries, the “Company”, “we” and “our”) is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol “HCHC”.

The Company currently has seven reportable segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Construction segment is comprised of DBM Global Inc. (“DBMG”) and its wholly-owned subsidiaries. DBMG is a fully integrated detailer, Building Information modelling (“BIM") modeler, fabricator and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains a 92% controlling interest in DBMG.

2.Our Marine Services segment is comprised of Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. The Company maintains a 95% equity interest in GMSL.

3.Our Energy segment is comprised of American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains effective control of, and a 49.99% ownership interest in ANG.

4.Our Telecommunications segment is comprised of PTGi International Carrier Services, ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, Voice over Internet Protocol ("VOIP") service operators and Internet service providers from our International Carrier Services business unit. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company owns 100% of ICS.

5.Our Insurance segment is comprised of Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company owns 100% of the Insurance Company.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC (“Pansend”). Pansend owns (i) an 80% interest in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 75% interest in R2 Dermatology Inc. ("R2", f/k/a GemDerm Aesthetics, Inc.), which develops skin lightening technology, and (iii) an 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including a 50% interest in Medibeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 9, 2017, as amended by amendment no.1, filed on March 28, 2017 (collectively "Form 10-K"). The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Use of Estimates and Assumptions

The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

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

The Company corrected the cumulative effect of these adjustments in the second quarter of 2016, resulting in an immaterial net adjustment to net income (loss) attributable to common and participating preferred stockholders for the three months ended June 30, 2016 of $1.3 million.

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

The Company anticipates adopting the new standard effective January 1, 2018. Although the Company is still in the process of evaluating the full impact of the new standard on its financial statements, at this stage of the process, it expects to apply the modified retrospective transition method and does not believe the adoption of ASU 2014-09 will have a significant impact on the amount or timing of its revenues.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Presented below is the status of the process we have utilized for the adoption of the new standard and the significant implementation matters yet to be addressed:

•	The Company established implementation teams to assess potential impacts of this standard that may be applicable to each of its operating subsidiaries falling within the scope of the new standard;

•
Significant customers and contracts from each operating subsidiary falling within the scope of the new standard were identified. The Company has performed an analysis of a sample of contracts to evaluate the impact of the new standard;

•	The Company has substantially completed the evaluation of the provisions of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard.

Implementation of any required changes to the Company’s systems and processes, including updating internal controls and the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company’s current revenue recognition policies, is expected to be completed during the remainder of 2017.

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

Acquisition costs to date incurred by DMBG in connection with the acquisition of PDC and BDS were approximately $3.1 million which was included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

PDC's and BDS' results were included in our Condensed Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations for the acquisition of PDC and BDS have not been presented because they are not material to our consolidated results of operations.

Energy Segment

For the year ended December 31, 2016, ANG completed four acquisitions comprised of an aggregate of twenty-one fueling stations. The total fair value of the consideration transferred by ANG in connection with the acquisitions was $42.1 million, comprised of $39.2 million in cash and a $2.9 million 4.25% seller note, due in 2022. See Note 12. Long-term Obligations for further details. Two of the transactions were accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets related to acquired stations.

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

Results of operations from the acquired stations since acquisition dates have been included in our Condensed Consolidated Statements of Operations. Pro forma results of operations for ANG's acquisitions have not been presented because they are not material to our consolidated results of operations.

Other Acquisitions

During the year ended December 31, 2016, we completed the acquisition of additional interests in and thereby control of NerVve and BeneVir, and acquired a 60% controlling interest in CWind Limited ("CWind") with an obligation to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets). The total consideration transferred for these acquisitions was $14.9 million, including $9.2 million in cash. On November 1, 2016, we completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind and purchased the remaining 40% on that date. All three transactions were accounted for as business acquisitions.

Results of operations from other acquisitions since the respective acquisition dates have been included in our Condensed Consolidated Statements of Operations. Pro forma results of operations for other acquisitions have not been presented because they are not material to our consolidated results of operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

Purchase price allocation
Cash and cash equivalents	$2,963
Restricted cash	3
Accounts receivable	6,400
Inventory	528
Property, plant and equipment, net	29,896
Goodwill	5,541
Intangibles	7,082
Other assets	2,051
Total assets acquired	54,464
Accounts payable and other current liabilities	(11,180)
Deferred tax liability	(2,819)
Long-term obligations	(20,813)
Other liabilities	(3)
Noncontrolling interest	(815)
Total liabilities assumed	(35,630)
Enterprise value	18,834
Less fair value of noncontrolling interest	3,889
Total net assets acquired	$14,945

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities (in thousands):

June 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,510	$350	$(22)	$15,838
States, municipalities and political subdivisions	380,700	12,856	(1,639)	391,917
Foreign government	6,356	—	(375)	5,981
Residential mortgage-backed securities	113,402	4,557	(1,218)	116,741
Commercial mortgage-backed securities	34,479	452	(28)	34,903
Asset-backed securities	134,259	1,900	(418)	135,741
Corporate and other	592,758	42,601	(1,604)	633,755
Total fixed maturity securities	$1,277,464	$62,716	$(5,304)	$1,334,876
Equity securities
Common stocks	$11,126	$244	$(51)	$11,319
Perpetual preferred stocks	35,094	1,418	(21)	36,491
Total equity securities	$46,220	$1,662	$(72)	$47,810

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,910	$135	$(95)	$15,950
States, municipalities and political subdivisions	374,527	4,408	(3,858)	375,077
Foreign government	6,380	—	(402)	5,978
Residential mortgage-backed securities	136,126	2,634	(564)	138,196
Commercial mortgage-backed securities	48,715	427	(89)	49,053
Asset-backed securities	76,303	1,934	(572)	77,665
Corporate and other	600,458	23,635	(7,054)	617,039
Total fixed maturity securities	$1,258,419	$33,173	$(12,634)	$1,278,958

Equity securities
Common stocks	$16,236	$—	$(1,371)	$14,865
Perpetual preferred stocks	37,041	191	(578)	36,654
Total equity securities	$53,277	$191	$(1,949)	$51,519

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized gains (losses) on investments. These investments had a fair value of $12.6 million and $15.2 million as of June 30, 2017 and December 31, 2016, respectively. The change in fair value related to these securities resulted in a net loss of approximately $0.7 million for both the three and six months ended June 30, 2017 and a net loss of approximately $0.6 million and $2.3 million for the three and six months ended June 30, 2016, respectively.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of June 30, 2017 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$27,094	$26,985
Due after one year through five years	99,025	102,655
Due after five years through ten years	151,810	156,489
Due after ten years	717,395	761,362
Subtotal	995,324	1,047,491
Mortgage-backed securities	147,881	151,644
Asset-backed securities	134,259	135,741
Total	$1,277,464	$1,334,876

Corporate and Other Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$194,028	$203,354	32.1%	$214,911	$211,834	34.3%
Transportation, communication and other services	182,303	194,078	30.6%	180,647	189,163	30.7%
Manufacturing	102,138	111,075	17.5%	112,644	118,440	19.2%
Other	114,289	125,248	19.8%	92,256	97,602	15.8%
Total	$592,758	$633,755	100.0%	$600,458	$617,039	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the Consolidated Statements of Operations (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded $2.8 million and $6.1 million of impairment expense within Other (expense), net for the three and six months ended June 30, 2017, respectively. The Company recorded $0.2 million and $1.2 million of impairment expense for the three and six months ended June 30, 2016, respectively of which $0.2 million was recorded within Net realized gains (losses) on investments and $1.0 million was recorded within Other (expense), net.

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 161 and 269 fixed maturity and equity securities held by the Company as of June 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	June 30, 2017		December 31, 2016
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity and equity securities
Less than 20%	$(5,141)	95.6%	$(10,069)	69.0%
20% or more for less than six months	—	—%	(482)	3.3%
20% or more for six months or greater	(235)	4.4%	(4,032)	27.7%
Total	$(5,376)	100.0%	$(14,583)	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of June 30, 2017. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 161 and 269 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of June 30, 2017 and December 31, 2016, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

June 30, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$10,176	$(22)	$—	$—	$10,176	$(22)
States, municipalities and political subdivisions	71,556	(1,639)	—	—	71,556	(1,639)
Foreign government	—	—	5,981	(375)	5,981	(375)
Residential mortgage-backed securities	23,803	(1,019)	7,393	(199)	31,196	(1,218)
Commercial mortgage-backed securities	4,781	(28)	20	—	4,801	(28)
Asset-backed securities	33,261	(111)	6,476	(307)	39,737	(418)
Corporate and other	69,822	(1,383)	1,040	(221)	70,862	(1,604)
Total fixed maturity securities	$213,399	$(4,202)	$20,910	$(1,102)	$234,309	$(5,304)
Equity securities
Common stocks	$8,143	$(51)	$—	$—	$8,143	$(51)
Perpetual preferred stocks	1,079	(21)	—	—	1,079	(21)
Total equity securities	$9,222	$(72)	$—	$—	$9,222	$(72)

December 31, 2016	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$4,392	$(95)	$—	$—	$4,392	$(95)
States, municipalities and political subdivisions	207,740	(3,858)	—	—	207,740	(3,858)
Foreign government	5,978	(402)	—	—	5,978	(402)
Residential mortgage-backed securities	54,385	(564)	—	—	54,385	(564)
Commercial mortgage-backed securities	13,159	(89)	—	—	13,159	(89)
Asset-backed securities	12,443	(572)	—	—	12,443	(572)
Corporate and other	147,653	(3,022)	3,579	(4,032)	151,232	(7,054)
Total fixed maturity securities	$445,750	$(8,602)	$3,579	$(4,032)	$449,329	$(12,634)
Equity securities
Common stocks	$14,585	$(1,371)	$—	$—	$14,585	$(1,371)
Perpetual preferred stocks	20,464	(578)	—	—	20,464	(578)
Total equity securities	$35,049	$(1,949)	$—	$—	$35,049	$(1,949)

As of June 30, 2017, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 62.8% of the gross unrealized loss and 82.6% of the fair value. As of December 31, 2016, investment grade fixed maturity securities represented approximately 54.5% of the gross unrealized loss and 83.0% of the fair value.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,201	$7,056	$138	$1,047	$—
Preferred Equity	2,484	17,646	—	2,484	9,971	—
Derivatives	3,097	—	2,155	3,097	—	3,813
Limited Partnerships	—	812	—	—	1,116	—
Joint Ventures	—	56,930	—	—	40,697	—
Total	$5,581	$76,589	$9,211	$5,719	$52,831	$3,813

The Company recognized losses of $1.5 million and $1.7 million on changes in the fair value of investments accounted for under ASC 815, "Derivatives and Hedging" during the three and six months ended June 30, 2017, respectively and a gain of $2.7 million in the fair value of an equity security accounted under ASC 825, "Financial Instruments" for both the three and six months ended June 30, 2017. The Company recognized a gain of $1.5 million and a loss of $0.7 million on changes in the fair value of investments accounted for under ASC 815, "Derivatives and Hedging" during the three and six months ended June 30, 2016, respectively.

Summarized information for the Company's investments accounted for under the equity method as of and for the six months ended June 30, 2017 is as follows (information for two of the investees is reported on a one month lag, in thousands):

Net revenue	$247,398
Gross profit	$76,520
Income (loss) from continuing operations	$(5,903)
Net income (loss)	$(19,868)

Current assets	$308,876
Noncurrent assets	$192,156
Current liabilities	$209,526
Noncurrent liabilities	$122,891

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities, available-for-sale at fair value	$15,550	$13,089	$29,475	$26,355
Equity securities, available-for-sale at fair value	574	525	1,249	1,097
Mortgage loans	564	18	1,028	35
Policy loans	291	267	589	564
Other invested assets	3	30	7	172
Gross investment income	16,982	13,929	32,348	28,223
External investment expense	(43)	(222)	(105)	(437)
Net investment income	$16,939	$13,707	$32,243	$27,786

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized Gains (Losses) on Investments

The major sources of net realized gains (losses) on investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gains on fixed maturity securities	$2,424	$887	$3,385	$1,208
Realized losses on fixed maturity securities	(462)	(29)	(917)	(2,338)
Realized gains on equity securities	110	196	110	284
Realized losses on equity securities	(31)	—	(31)	(352)
Net realized gains (losses) on derivative instruments	(946)	1,527	(671)	(1,096)
Impairment loss	—	(163)	—	(163)
Net realized gains (losses)	$1,095	$2,418	$1,876	$(2,457)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,838	$5,123	$10,715	$—
States, municipalities and political subdivisions	391,917	—	384,406	7,511
Foreign government	5,981	—	5,981	—
Residential mortgage-backed securities	116,741	—	98,256	18,485
Commercial mortgage-backed securities	34,903	—	31,149	3,754
Asset-backed securities	135,741	—	16,143	119,598
Corporate and other	633,755	2,240	610,976	20,539
Total fixed maturity securities	1,334,876	7,363	1,157,626	169,887
Equity securities
Common stocks	11,319	9,229	—	2,090
Perpetual preferred stocks	36,491	9,940	26,551	—
Total equity securities	47,810	19,169	26,551	2,090
Derivatives	2,155	—	—	2,155
Common stocks - fair value option	7,056	7,056	—	—
Total assets accounted for at fair value	$1,391,897	$33,588	$1,184,177	$174,132

Liabilities
Warrant liability	$4,091	$—	$—	$4,091
Contingent liability	11,730	—	—	11,730
Other	1,042	—	—	1,042
Total liabilities accounted for at fair value	$16,863	$—	$—	$16,863

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,950	$5,140	$10,778	$32
States, municipalities and political subdivisions	375,077	—	369,387	5,690
Foreign government	5,978	—	5,978	—
Residential mortgage-backed securities	138,196	—	82,242	55,954
Commercial mortgage-backed securities	49,053	—	6,035	43,018
Asset-backed securities	77,665	—	4,448	73,217
Corporate and other	617,039	2,020	594,653	20,366
Total fixed maturity securities	1,278,958	7,160	1,073,521	198,277
Equity securities
Common stocks	14,865	10,290	—	4,575
Perpetual preferred stocks	36,654	9,312	27,342	—
Total equity securities	51,519	19,602	27,342	4,575
Derivatives	3,813	—	—	3,813
Total assets accounted for at fair value	$1,334,290	$26,762	$1,100,863	$206,665

Liabilities
Warrant liability	$4,058	$—	$—	$4,058
Contingent liability	11,411	—	—	11,411
Other	816	—	—	816
Total liabilities accounted for at fair value	$16,285	$—	$—	$16,285

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017. The Company transfered $1.1 million of corporate and other bonds and $0.5 million preferred stock from Level 1 into Level 2 during the six months ended June 30, 2016, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2016.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer out of Level 3 of $79.5 million primarily related to structured securities during both the three and six months ended June 30, 2017. The Company’s assessment resulted in a net transfer into Level 3 of $0.9 million and $3.0 million primarily related to structured securities during the three and six months ended June 30, 2016, respectively.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The fair values of private placement securities are primarily determined using a discounted cash flow model. In certain cases, these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 3. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

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

Cash Equivalents. The balance consists of money market instruments, which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. Various time deposits carried as cash equivalents are not measured at estimated fair value and, therefore, are excluded from the tables presented.

Derivatives. The balance consists of common stock purchase warrants and call options. The fair values of the call options are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. Depending on the terms, the common stock warrants were valued using either Black-Scholes analysis or Monte Carlo Simulation. Fair value was determined using unobservable market inputs, including volatility and underlying security values. As such, the common stock purchase warrants were classified as Level 3.

Warrant Liability. The balance represents warrants issued in connection with the acquisition of the Insurance business and recorded within other liabilities on the Consolidated Balance Sheets. Fair value was determined using the Monte Carlo Simulation because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from comparable periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the then current exercise price. The analysis entails a Geometric Brownian Motion based simulation of 100 unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all 100 independent price paths represents the estimate of fair value for each combination of assumptions. Therefore, the warrant liability was classified as Level 3.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$15	$—	$—	$—	$—	$—	$(15)	$—
States, municipalities and political subdivisions	6,598	(111)	(840)	227	—	1,636	—	7,510
Residential mortgage-backed securities	53,737	(148)	(9)	3,417	(3,804)	2,163	(36,871)	18,485
Commercial mortgage-backed securities	35,973	(119)	92	—	(2,752)	—	(29,440)	3,754
Asset-backed securities	87,160	(23)	1,990	53,546	(11,341)	—	(11,734)	119,598
Corporate and other	26,720	(55)	(1,769)	4,933	(4,098)	1,312	(6,504)	20,539
Total fixed maturity securities	210,203	(456)	(536)	62,123	(21,995)	5,111	(84,564)	169,886
Equity securities
Common stocks	3,531	(2,842)	1,401	—	—	—	—	2,090
Total equity securities	3,531	(2,842)	1,401	—	—	—	—	2,090
Derivatives	3,694	(1,539)	—	—	—	—	—	2,155
Total financial assets	$217,428	$(4,837)	$865	$62,123	$(21,995)	$5,111	$(84,564)	$174,131

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Liabilities
Warrant liability	$4,223	$(132)	$—	$—	$—	$—	$—	$4,091
Contingent liability	11,642	88	—	—	—	—	—	11,730
Other	675	367	—	—	—	—	—	1,042
Total financial liabilities	$16,540	$323	$—	$—	$—	$—	$—	$16,863

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$(15)	$—
States, municipalities and political subdivisions	5,690	—	(43)	227	—	1,636	—	7,510
Residential mortgage-backed securities	55,954	(743)	879	3,465	(6,362)	2,163	(36,871)	18,485
Commercial mortgage-backed securities	43,018	115	75	—	(10,014)	—	(29,440)	3,754
Asset-backed securities	73,217	1,051	307	81,271	(24,514)	—	(11,734)	119,598
Corporate and other	20,366	(3,322)	4,872	7,933	(4,118)	1,312	(6,504)	20,539
Total fixed maturity securities	198,277	(2,899)	6,090	92,896	(45,025)	5,111	(84,564)	169,886
Equity securities
Common stocks	4,575	(2,842)	357	—	—	—	—	2,090
Total equity securities	4,575	(2,842)	357	—	—	—	—	2,090
Derivatives	3,813	(1,658)	—	—	—	—	—	2,155
Total financial assets	$206,665	$(7,399)	$6,447	$92,896	$(45,025)	$5,111	$(84,564)	$174,131

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Liabilities
Warrant liability	$4,058	$33	$—	$—	$—	$—	$—	$4,091
Contingent liability	11,411	319	—	—	—	—	—	11,730
Other	816	226	—	—	—	—	—	1,042
Total financial liabilities	$16,285	$578	$—	$—	$—	$—	$—	$16,863

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$53	$—	$5	$—	$—	$—	$—	$58
States, municipalities and political subdivisions	5,761	101	2	—	—	—	—	5,864
Residential mortgage-backed securities	75,200	(544)	541	—	(4,661)	1,496	(9,743)	62,289
Commercial mortgage-backed securities	54,605	(199)	304	—	(1,201)	6,765	(2,711)	57,563
Asset-backed securities	45,403	23	1,141	18,407	(13,722)	7,511	(4,546)	54,217
Corporate and other	12,486	177	1,325	600	(18)	2,091	—	16,661
Total fixed maturity securities	193,508	(442)	3,318	19,007	(19,602)	17,863	(17,000)	196,652
Equity securities
Common stocks	4,576	—	250	—	—	—	—	4,826
Total equity securities	4,576	—	250	—	—	—	—	4,826
Derivatives	3,087	99	2,132	—	—	—	—	5,318
Contingent asset	2,992	(179)	—	—	—	—	—	2,813
Total financial assets	$204,163	$(522)	$5,700	$19,007	$(19,602)	$17,863	$(17,000)	$209,609

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Liabilities
Derivatives	$2,358	$414	$—	$—	$—	$—	$—	$2,772
Contingent liability	2,589	(371)	—	—	—	—	—	2,218
Total financial liabilities	$4,947	$43	$—	$—	$—	$—	$—	$4,990

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$3	$—	$(18)	$—	$—	$58
States, municipalities and political subdivisions	5,659	199	6	—	—	—	—	5,864
Residential mortgage-backed securities	79,019	(1,683)	386	—	(8,016)	7,883	(15,300)	62,289
Commercial mortgage-backed securities	60,525	(491)	938	—	(5,016)	7,150	(5,543)	57,563
Asset-backed securities	27,653	55	721	33,067	(14,022)	12,422	(5,679)	54,217
Corporate and other	13,944	158	(71)	600	(61)	2,091	—	16,661
Total fixed maturity securities	186,873	(1,762)	1,983	33,667	(27,133)	29,546	(26,522)	196,652
Equity securities
Common stocks	4,932	—	(106)	—	—	—	—	4,826
Total equity securities	4,932	—	(106)	—	—	—	—	4,826
Derivatives	4,211	(1,025)	2,132	—	—	—	—	5,318
Contingent asset	—	(179)	—	2,992	—	—	—	2,813
Total financial assets	$196,016	$(2,966)	$4,009	$36,659	$(27,133)	$29,546	$(26,522)	$209,609

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2016
Liabilities
Derivatives	$4,332	$(1,560)	$—	$—	$—	$—	$—	$2,772
Contingent liability	—	(371)	—	2,589	—	—	—	2,218
Total financial liabilities	$4,332	$(1,931)	$—	$2,589	$—	$—	$—	$4,990

Internally developed fair values of Level 3 assets represent less than 1% of the Company’s total assets. Any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands):

June 30, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$21,135	$21,136	$—	$—	$21,136
Policy loans	18,107	18,107	—	18,107	—
Other invested assets	5,581	3,617	—	—	3,617
Total assets not accounted for at fair value	$44,823	$42,860	$—	$18,107	$24,753
Liabilities
Annuity benefits accumulated (1)	$247,684	$245,083	$—	$—	$245,083
Long-term obligations (2)	445,277	455,706	—	455,706	—
Total liabilities not accounted for at fair value	$692,961	$700,789	$—	$455,706	$245,083

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$16,831	$16,832	$—	$—	$16,832
Policy loans	18,247	18,247	—	18,247	—
Other invested assets	5,719	4,597	—	—	4,597
Total assets not accounted for at fair value	$40,797	$39,676	$—	$18,247	$21,429
Liabilities
Annuity benefits accumulated (1)	$251,270	$249,372	$—	$—	$249,372
Long-term obligations (2)	378,780	376,081	—	376,081	—
Total liabilities not accounted for at fair value	$630,050	$625,453	$—	$376,081	$249,372
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

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Contracts in progress	$126,279	$121,666
Unbilled retentions	37,774	35,069
Trade receivables	88,508	113,380
Other receivables	1,012	1,102
Allowance for doubtful accounts	(3,113)	(3,619)
Total accounts receivable	$250,460	$267,598

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers (in thousands):

		June 30, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$142,063	26.9%	$139,269	26.5%
Great American Life Insurance Co	A	49,550	9.4%	46,965	9.0%
Hannover Life Reassurance Co	A+	336,183	63.7%	337,967	64.5%
Total		$527,796	100.0%	$524,201	100.0%

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$20,700	$21,006
Building and leasehold improvements	29,850	31,713
Plant and transportation equipment	3,943	5,551
Cable-ships and submersibles	160,774	169,034
Equipment, furniture and fixtures, and software	108,153	101,421
Construction in progress	25,065	19,889
	348,485	348,614
Less: Accumulated depreciation	65,794	62,156
	$282,691	$286,458

Depreciation expense was $8.5 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively. These amounts included $1.3 million and $(0.2) million of depreciation expense within cost of revenue for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2016, the Company corrected the cumulative effect of an adjustment related to purchase accounting associated with the acquisition of DBMG in May 2014. See Note 2 for further details.

Depreciation expense was $16.8 million and $13.8 million for the six months ended June 30, 2017 and 2016, respectively. These amounts included $2.5 million and $1.7 million of depreciation expense within cost of revenue for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, total net book value of equipment under capital leases consisted of $48.0 million and $51.0 million of cable-ships and submersibles, respectively.

In June 2017, we recorded an impairment of $1.2 million in connection with our Other segment, driven by NerVve, where computer software and other fixed assets have been written down to zero as a result of deteriorated business conditions. This impairment charge is included in Other operating (income) expenses in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

9. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by reporting unit are as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Other	Total
Balance at December 31, 2016	$36,317	$2,468	$2,631	$3,378	$47,290	$3,620	$2,382	$98,086
Impairments	—	—	—	—	—	—	(587)	(587)
Balance at June 30, 2017	$36,317	$2,468	$2,631	$3,378	$47,290	$3,620	$1,795	$97,499

Indefinite-lived Intangible Assets

The acquisition of the Insurance Company resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization of $2.5 million as of June 30, 2017. In addition, the consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset not subject to amortization of $6.4 million as of June 30, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The changes in the carrying amount of amortizable intangible assets by reporting unit are as follows (in thousands):

	Construction	Marine Services	Energy	Life Sciences	Other	Corporate	Total
Trade names
Balance at December 31, 2016	$4,216	$898	$4,777	$—	$—	$—	$9,891
Measurement Period adjustment	9	—	—	—	—	—	9
Periodic Amortization	(218)	(186)	(315)	—	—	—	(719)
Balance at June 30, 2017	4,007	712	4,462	—	—	—	9,181

Customer relationships
Balance at December 31, 2016	3,438	6,344	8,889	—	—	—	18,671
Periodic Amortization	(552)	(216)	(465)	—	—	—	(1,233)
Balance at June 30, 2017	2,886	6,128	8,424	—	—	—	17,438

Developed technology
Balance at December 31, 2016	—	539	—	—	1,003	—	1,542
Periodic Amortization	—	(130)	—	—	(502)	—	(632)
Balance at June 30, 2017	—	409	—	—	501	—	910

Other
Balance at December 31, 2016	447	—	91	220	—	18	776
Acquisitions	—	—	31	111	—	—	142
Periodic Amortization	(106)	—	—	(2)	—	(2)	(110)
Balance at June 30, 2017	341	—	122	329	—	16	808

Total Amortizable Intangible Assets
Balance at December 31, 2016	8,101	7,781	13,757	220	1,003	18	30,880
Acquisitions	—	—	31	111	—	—	142
Measurement Period adjustment	9	—	—	—	—	—	9
Periodic Amortization	(876)	(532)	(780)	(2)	(502)	(2)	(2,694)
Balance at June 30, 2017	$7,234	$7,249	$13,008	$329	$501	$16	$28,337

An interim goodwill impairment test was performed on each reporting unit. On a quarterly basis, the Company performs a step 0 analysis. After considering all quantitative and qualitative factors, other than noted below, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

During the three months ended June 30, 2017, the Company concluded that a step 1 test of goodwill for the Other segment was necessary. This conclusion was based on certain indicators of impairment related to NerVve's deteriorated business conditions. The Company estimated the fair value of the NerVve reporting unit, using the income approach, at an implied fair value of goodwill of $0 and an impairment charge of $0.6 million. This impairment charge is included in Other operating (income) expenses in our Consolidated Statement of Operations for the three and six months ended June 30, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Long-term care insurance reserves	$1,439,644	$1,407,848
Traditional life insurance reserves	100,984	102,077
Other accident and health insurance reserves	141,532	138,640
Total life, accident and health reserves	$1,682,160	$1,648,565

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance	$226,970	$208,150
Less: recoverable from reinsurers	(97,858)	(94,041)
Beginning balance, net	129,112	114,109
Incurred related to insured events of:
Current year	33,411	25,958
Prior years	(2,880)	(1,256)
Total incurred	30,531	24,702
Paid related to insured events of:
Current year	(1,584)	(1,844)
Prior years	(20,984)	(19,221)
Total paid	(22,568)	(21,065)
Interest on liability for policy and contract claims	2,409	2,126
Ending balance, net	139,484	119,872
Add: recoverable from reinsurers	107,673	94,260
Ending balance	$247,157	$214,132

For the six months ended June 30, 2017, the reserve was sufficient by $2.9 million, while for the same period last year, the reserve was sufficient by $1.3 million. The reserve sufficiency is being driven by claim terminations as the result of policyholder deaths that released significant reserves which is attributable to the normal volatility in the reserves, due to the number of claims that are currently open.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$75,001	$66,792
Accrued interconnection costs	60,240	93,661
Accrued payroll and employee benefits	30,665	28,668
Accrued interest	3,724	3,056
Accrued income taxes	7,295	3,983
Accrued expenses and other current liabilities	81,169	55,573
Total accounts payable and other current liabilities	$258,094	$251,733

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Long-term Obligations

Long-term obligations consist of the following (in thousands):

	June 30, 2017	December 31, 2016
HC2
11.0% Senior Secured Notes, due in 2019	$400,000	$307,000
HC22
11.0% Senior Secured Bridge Note, due in 2019 (the "11.0% Bridge Notes")	—	35,000
GMSL
Notes payable and revolving lines of credit, various maturity dates	17,014	17,522
LIBOR plus 3.65% Notes, due in 2019	—	3,026
Obligations under capital leases	49,446	49,717
DBMG
LIBOR plus 2.5% Notes, due in 2018 and 2019	8,089	9,439
LIBOR plus 2.0% Line of Credit	—	—
ANG
5.5% Term Loan, due in 2018	418	501
4.5% Note due in 2022 (1)	12,995	13,343
5.04% Term Loan due in 2022	11,968	—
4.25% Seller Note, due in 2022	2,589	2,796
LIBOR plus 3.0% Pioneer Demand Note	250	—
Other	150	75
Total	502,919	438,419
Issuance discount or premium and deferred financing costs, net	(8,196)	(9,923)
Total long-term obligations	$494,723	$428,496
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

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of 11.0% Notes due 2019 to investment funds affiliated with three institutional investors in a private placement offering. The Company expects to use the net proceeds from the issuance of the Notes for working capital for the Company and its subsidiaries, for general corporate purposes, as well as the financing of acquisitions and investments.

Since November 2014, the Company has issued an aggregate of $400.0 million of its 11.0% Notes  pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the “11.0% Notes Indenture”). The 11.0% Notes Indenture contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock and make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  The 11.0% Notes Indenture also includes two maintenance covenants: (1) a liquidity covenant; and (2) a collateral coverage covenant. The 11.0% Notes Indenture contains customary events of default.  For additional information about the 11.0% Notes and 11.0% Notes Indenture please see our Annual Report on Form 10-K for the year ended December 31, 2016.

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit. The DBMG Facility has a floating interest rate based on LIBOR plus 2.0%, requires monthly interest payments, and matures in 2019. The DBMG Facility is secured by a first priority, perfected security interest in all of DBMG’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBMG’s real estate. The security agreements pursuant to which DBMG’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBMG Facility contains various restrictive covenants. At June 30, 2017, DBMG was in compliance with these covenants.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On May 6, 2014, DBMG entered into an amendment to the DBMG Facility, pursuant to which Wells Fargo extended the maturity date of the DBMG Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the DBMG Facility, all as disclosed above, and allowed for the issuance of additional loans in the form of notes totaling up to $5.0 million, secured by its real estate as a separate tranche under the DBMG Facility (“Real Estate Term Advance”). At June 30, 2017, DBMG had borrowed $3.1 million under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 2.5%, as amended in February 2017, and requires monthly interest payments.

The DBMG Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment (“Real Estate Term Advance (M&E)”) and the issuance of a note payable of up to $5.0 million, secured by its real estate (“Real Estate Term Advance (Working Capital)”), each as separate tranches of debt under the DBMG Facility. At June 30, 2017 there was $5.0 million outstanding under the Real Estate Term Advance (M&E) and no borrowings outstanding under the Real Estate Term Advance (Working Capital).

In February 2017, DBMG decreased the floating interest rates of the DBMG Facility to LIBOR plus 2.0% and The Real Estate Term Advance to LIBOR plus 2.5%. DBMG also increased the amount of availability for letters of credit under the DBMG Facility to support increased bonding requirements for anticipated larger projects that will be part of this year's backlog. As of June 30, 2017, DBMG had $9.0 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn.

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

As of June 30, 2017, $49.4 million in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer into a new term loan. The $13.0 million in aggregate principal balance outstanding bears fixed interest at a fixed rate annually equal to 4.5% and matures in 2022. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision that bears interest at monthly LIBOR plus 3.0% ("the "Pioneer Revolving Demand Note"). As of June 30, 2017, there was $0.3 million drawn under the Pioneer Revolving Demand Note.

In May 2017, ANG entered into a term loan with M&T Bank. The loan bears fixed interest annually at 5.04% and matures in 2022. As of June 30, 2017, ANG had $12.0 million in aggregate principal outstanding under the loan.

For additional information on the Company’s long-term obligations, see Note 13. Long-term Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

13. Income Taxes

Income Tax (Expense) Benefit

The Company used the Annual Effective Tax Rate (“ETR”) approach of ASC 740-270, "Interim Reporting," to calculate its 2017 interim tax provision. Income tax was an expense of $3.3 million and a benefit of $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The income tax expense recorded for June 30, 2017, relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for June 30, 2016, relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

Income tax was a benefit of $2.0 million and an expense of $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The income tax benefit recorded for June 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment. The income tax expense recorded for June 30, 2016 was a result of income generated in the second quarter of 2016.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

14. Commitments and Contingencies

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements.

CGI Producer Litigation

On November, 28 2016, Continental General Insurance Company (“CGI”), a subsidiary of the Company, Great American Financial Resource, Inc. (“GAFRI”), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to vesting of commissions. CGI believes that the allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.  Further, the Company and CGI are seeking defense costs and indemnification for Plaintiffs’ claims from GAFRI and Continental General Corporation (“CGC”) under the terms of an Amended and Restated Stock Purchase Agreement (“SPA”) related to the Company’s acquisition of CGI in December 2015.  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January, 18 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgement to enforce their indemnification rights under the SPA.  On February 23, 2017, Great American answered CGI’s complaint, denying the allegations.  The dispute is ongoing and CGI will continue to pursue its right to a defense and indemnity under the SPA.

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”).  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. On February 28, 2017, the Court entered an order vacating the current scheduling order and directing the parties to submit a stipulation of settlement or status report to the Court by April 21, 2017. In late March 2017, plaintiff’s counsel took three depositions to assess the fairness of the potential settlement

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

framework. From April 2017 to June 2017, plaintiff’s counsel continued to analyze the potential settlement framework and the facts and claims in the litigation. On July 17, 2017, plaintiff’s counsel submitted a status report to the Court stating that plaintiff’s counsel had determined to proceed with the prosecution of the action and had delivered a draft amended complaint to defendants. On July 20, 2017, plaintiff’s counsel submitted a status report to the Court stating that the parties had agreed to reengage in discussions regarding a possible settlement of the action. To date, no amended complaint has been filed in the action and the potential terms of settlement have not been discussed by the parties’ attorneys. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement.

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of March 31, 2017, the total sum of GMSL invoices raised and issued are $12.6 million, of which $8.1 million were settled by ASN and the balance of $4.5 million remains at risk. We believe that the allegations and claims by ASN are without merit, that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency (“CRA”) is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

15. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost - benefits earning during the period	$—	$17	$—	$34
Interest cost on projected benefit obligation	1,385	1,878	2,769	3,755
Expected return on assets	(1,896)	(1,991)	(3,792)	(3,983)
Foreign currency gain (loss)	7	3	14	6
Net periodic benefit cost (income)	$(504)	$(93)	$(1,009)	$(188)

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $8.8 million to its pension plans in 2017. As of June 30, 2017, $3.0 million of contributions have been made. Due to current funding levels, the Company does not anticipate contributing further funds to its pension plans in 2017.

16. Share-based Compensation

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. Omnibus Equity Award Plan (the “2014 Plan”), which was originally approved at the annual meeting of stockholders held on June 12, 2014. On April 21, 2017, the Board of Directors, subject to stockholder approval, adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the “Restated 2014 Plan”). The Restated 2014 Plan was approved by HC2's stockholders at the annual meeting of stockholders held on June 14, 2017. Subject to adjustment as provided in the Restated 2014 Plan, the Restated 2014 Plan authorizes the issuance of 3,500,000 shares of common stock of HC2, plus any shares that again become available for awards under the 2014 Plan, plus any shares that again become available for awards under the Restated 2014 Plan.

The Restated 2014 Plan provides that no further awards will be granted pursuant to the 2014 Plan. However, awards previously granted under the 2014 Plan will continue to be subject to and governed by the terms of the 2014 Plan.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Compensation Committee of HC2's Board of Directors administers the 2014 Plan and the Restated 2014 Plan and has broad authority to administer, construe and interpret the plans.

The Restated 2014 Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

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

The Company granted 331,616 and 1,506,848 options during the six months ended June 30, 2017 and 2016, respectively. Of the total options granted during the six months ended June 30, 2016, 6,848 options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan.

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2017, and 2016 was $2.72 and $1.09, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Six Months Ended June 30,
	2017	2016
Expected option life (in years)	5.75 - 6.10	4.70 - 6.00
Risk-free interest rate	1.84 - 2.22%	1.27 - 1.35%
Expected volatility	47.58 - 48.29%	39.58 - 55.58%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.1 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.6 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively.

All grants are time based and vest either immediately or over a period of up to 3 years. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2016	115,921	$5.59
Granted	1,061,794	$5.64
Vested	(311,602)	$5.37
Unvested - June 30, 2017	866,113	$5.73

As of June 30, 2017, the unvested restricted stock represented $4.7 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 2.5 years. The number of shares of unvested restricted stock expected to vest is 866,113.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2016	6,829,097	$6.58
Granted	331,616	$5.50
Exercised	(128,539)	$3.50
Outstanding - June 30, 2017	7,032,174	$6.58

Eligible for exercise	5,387,015	$5.87

As of June 30, 2017, intrinsic value and average remaining life of the Company's outstanding options were $5.3 million and approximately 7.6 years, and intrinsic value and average remaining life of the Company's exercisable options were $5.2 million and approximately 7.3 years.

As of June 30, 2017, the unvested stock options outstanding, which represented $2.1 million of compensation expense, are expected to be recognized over the weighted average remaining vesting period of 1.8 years. 1,645,159 unvested stock options are expected to vest with a weighted average remaining life of 8.6 years, a weighted average exercise price of $8.90, and an intrinsic value of $0.1 million.

17. Equity

Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2017	December 31, 2016
Series A
Shares authorized, $0.001 par value	20,000,000	20,000,000
Series A Shares issued and outstanding	12,500	14,808
Series A-1 Shares issued and outstanding	—	1,000
Series A-2 Shares issued and outstanding	14,000	14,000

In connection with the issuance of the Series A Convertible Preferred Stock, the Company adopted a Certificate of Designation of Series A Convertible Participating Preferred Stock adopted on May 29, 2014 (the “Series A Certificate”). In connection with the issuance of the Series A-1 Preferred Stock on September 22, 2014, the Company adopted the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock (the “Series A-1 Certificate”) and also amended and restated the Series A Certificate. In connection with the issuance of the Series A-2 Preferred Stock on January 5, 2015, the Company adopted the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Certificate”) and also amended and restated the Series A Certificate and the Series A-1 Certificate. On August 10, 2015, the Company adopted certain Certificates of Correction of the Certificates of Amendment to the Certificates of Designation of the Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate, and on June 24, 2016 the Company adopted certain amendments to the Series A-1 Certificate of Designation. The Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate together, as amended, are referred to as the “Certificates of Designation.”
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
Board Rights. For so long as the Series A and Series A-1 Preferred Purchasers own at least a 15% interest in the Company on an as-converted basis and at least 80% of the shares of Preferred Stock issued to the Series A and Series A-1 Preferred Purchasers on an as-converted basis, the Series A and Series A-1 Preferred Purchasers will have the right to appoint and elect (voting as a separate class) a percentage of HC2's Board of Directors that is no more than 5% less than the Series A and Series A-1 Preferred Purchasers’ as-converted equity percentage of the common stock (but no fewer than one director). One such elected director (as designated by the holders of shares representing at least 75% of the Preferred Stock then outstanding) shall be entitled to be a member of each committee of the board of directors of the Company, provided, that such director membership on any such committee will be dependent upon such director meeting the qualification, and if applicable, independence criteria deemed necessary to so comply in accordance with any listing requirements of the exchanges on which the Company’s capital stock is then listed. For so long as the Director Election Condition is satisfied, if a specified breach event shall occur with respect to the Preferred Stock (defined for such purposes to include the failure to timely pay required dividends for two or more consecutive quarters or the occurrence and continuation of certain breaches of covenants contained in the Certificates of Designation), the holders of the Preferred Stock shall be entitled to appoint the number of additional directors to the board of directors of the Company that will cause a majority of the board of directors to be comprised of directors appointed by the holders of the Preferred Stock and independent directors until the cure of such specified breach event.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Conversions

DG Conversion

On May 2, 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, "DG Value") of the Company's Series A Preferred Stock and Series A-1 Preferred Stock, to convert and exchange all of DG Value's 2,308 shares of Series A Preferred Stock and 1,000 shares of Series A-1 Preferred Stock into a total of 803,469 shares of the Company's common stock. 17,500 shares of Common Stock issued in the conversion were issued as consideration for the agreement by DG Value to convert its Preferred Stock. The fair value of the 17,500 shares was $0.1 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Dividends

During 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

Declaration Date	March 31, 2017	June 30, 2017
Holders of Record Date	March 31, 2017	June 30, 2017
Payment/Accrual Date	April 17, 2017	July 17, 2017
Total Dividend	$563	$500

18. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the “Services Agreement”) with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.9 million and $0.8 million of expenses under the Services Agreement for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $1.4 million of expenses for the six months ended June 30, 2017 and 2016, respectively.

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

GMSL also has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$4,701	$6,220	$12,097	$11,495
Operating expenses	$1,080	$927	$4,831	$2,157
Interest expense	$349	$383	$696	$753
Dividends	$—	$—	$632	$418

	June 30, 2017	December 31, 2016
Accounts receivable	$2,201	$2,644
Long-term obligations	$35,330	$34,766
Accounts payable	$2,021	$2,760

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Revenue by Geographic Region
United States	$338,404	$270,088	$680,509	$496,453
United Kingdom	36,033	88,321	70,725	192,338
Other	4,215	884	17,986	2,246
Total	$378,652	$359,293	$769,220	$691,037

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue
Construction	$138,906	$124,332	$251,628	$243,413
Marine Services	36,386	33,357	80,565	65,645
Energy	4,095	1,279	8,382	2,486
Telecommunications	160,584	164,015	352,333	313,836
Insurance	38,269	36,162	74,295	65,300
Other	412	148	2,017	357
Total net revenue	378,652	359,293	769,220	691,037

Income (loss) from operations
Construction	7,982	14,926	13,713	23,081
Marine Services	(7,274)	(453)	(1,545)	(5,007)
Energy	(449)	(18)	(623)	(90)
Telecommunications	2,064	1,039	3,649	1,216
Insurance	2,959	3,007	3,228	(5,578)
Life Sciences	(3,607)	(2,407)	(6,730)	(4,744)
Other	(4,268)	(2,525)	(5,781)	(4,263)
Non-operating Corporate	(8,602)	(7,575)	(16,134)	(17,886)
Total income (loss) from operations	(11,195)	5,994	(10,223)	(13,271)

Interest expense	(12,073)	(10,569)	(26,188)	(20,895)
Gain (loss) on contingent consideration	(88)	192	(319)	192
Income from equity investees	4,003	6,394	11,696	2,818
Other (expense), net	(3,105)	(496)	(8,015)	(1,210)
Income (loss) from continuing operations before income taxes	(22,458)	1,515	(33,049)	(32,366)
Income tax (expense) benefit	1,985	(224)	(3,306)	2,315
Net income (loss)	(20,473)	1,291	(36,355)	(30,051)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,562	644	3,948	1,524
Net income (loss) attributable to HC2 Holdings, Inc.	(17,911)	1,935	(32,407)	(28,527)
Less: Preferred stock and deemed dividends from conversions	793	1,044	1,376	2,113
Net income (loss) attributable to common stock and participating preferred stockholders	$(18,704)	$891	$(33,783)	$(30,640)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and Amortization
Construction	$1,240	$302	$2,880	$831
Marine Services	5,255	6,084	10,340	11,239
Energy	1,381	468	2,629	897
Telecommunications	94	140	191	246
Insurance (1)	(1,063)	(1,120)	(2,121)	(1,739)
Life Sciences	41	36	79	55
Other	331	336	661	672
Non-operating Corporate	16	—	33	—
Total	$7,295	$6,246	$14,692	$12,201
(1) Balance represents amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital Expenditures (2)
Construction	$3,398	$1,716	$7,212	$3,811
Marine Services	2,103	1,164	4,732	3,798
Energy	1,791	3,658	4,441	5,317
Telecommunications	10	298	40	320
Insurance	105	—	383	—
Life Sciences	147	29	198	131
Other	50	11	13	11
Non-operating Corporate	2	5	—	5
Total	$7,606	$6,881	$17,019	$13,393
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30,	December 31,
	2017	2016
Investments
Construction	$50	$—
Marine Services	56,931	40,698
Insurance	1,457,220	1,407,996
Life Sciences	20,916	13,067
Other	5,145	6,778
Eliminations	(26,953)	(40,621)
Total	$1,513,309	$1,427,918

	June 30,	December 31,
	2017	2016
Property, Plant and Equipment—Net
United States	$139,905	$136,905
United Kingdom	136,190	141,946
Other	6,596	7,607
Total	$282,691	$286,458

	June 30,	December 31,
	2017	2016
Total Assets
Construction	$293,849	$295,246
Marine Services	289,332	275,660
Energy	86,251	84,602
Telecommunications	100,248	125,965
Insurance	2,095,441	2,027,059
Life Sciences	37,323	28,868
Other	4,108	10,914
Non-operating Corporate	61,711	27,583
Eliminations	(26,953)	(40,621)
Total	$2,941,310	$2,835,276

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Backlog

DBMG’s backlog was $590.0 million ($488.8 million under contracts or purchase orders and $101.2 million under letters of intent) at June 30, 2017. DBMG’s backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts, notices to proceed, letters of intent or purchase orders. DBMG’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $375.3 million, representing 63.6% of DBMG’s backlog at June 30, 2017, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG’s backlog could decrease substantially.

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

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2017 and the six months ended June 30, 2016, due to the results of operations being a loss from continuing operations, net of tax. The Company issued a warrant, Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan, each of which were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stock and participating preferred stockholders	$(18,704)	$891	$(33,783)	$(30,640)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average Common stock outstanding	42,691	35,518	42,322	35,391
Preferred stock (as-converted basis)	—	10,872	—	—
Total	42,691	46,390	42,322	35,391

Percentage of loss allocated to:
Common Stock	100%	77%	100%	100%
Preferred Stock	—%	23%	—%	—%

Loss attributable to common shares - basic and diluted
Net Loss	$(18,704)	$686	$(33,783)	$(30,640)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic and diluted	42,691	35,518	42,322	35,391
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	125	—	—
Weighted average common shares outstanding - diluted	42,691	35,643	42,322	35,391

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(0.44)	$0.02	$(0.80)	$(0.87)

Net loss attributable to common stock and participating preferred stockholders - diluted	$(0.44)	$0.02	$(0.80)	$(0.87)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Earnings allocable to Participating Security Holders:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Participating Security Holders	$—	$3	$—	$—

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	42,691	35,518	42,322	35,391
Add: effect of assumed shares under treasury stock method for stock options and restricted shares	—	125	—	—
Weighted average common shares outstanding - diluted	42,691	35,643	42,322	35,391

Basic and Diluted earnings per share
Net income (loss) attributable to Participating security holders - basic	$—	$—	$—	$—

Net income (loss) attributable to Participating security holders - diluted	$—	$—	$—	$—

22. Subsequent Events

The Company evaluated subsequent events from June 30, 2017 through August 9, 2017, the date the Condensed Consolidated Financial Statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HC2 Holdings, Inc. (“HC2,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed with the SEC on May 10, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017, as well as the section below entitled “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Acquisitions
In June 2017 HC2 announced an agreement to enter into a series of transactions that, if approved by the Federal Communications Commission (“FCC”), will result in HC2 and its subsidiaries owning over 50% of shares of common stock of DTV America Corporation (“DTV”).
Debt Issuance

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the “11.0% Notes”). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22’s 11.0% Bridge Note due 2019.

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of 11.0% Senior Secured Notes due 2019 to investment funds affiliated with three institutional investors in a private placement offering (the "June 2017 Notes"). The Company expects to use the net proceeds from the issuance of the June 2017 Notes for working capital for the Company and its subsidiaries, for general corporate purposes, as well as the financing of acquisitions and investments.

The Company has issued an aggregate of $400.0 million of its 11.0% Notes pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "11.0% Notes Indenture").

Preferred Share Conversion

On May 2, 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, the "DG Value") of the Company's Series A and Series A-1 Convertible Participating Preferred Stock, to convert and exchange all of DG Value's 2,308 shares of Series A and 1,000 shares of Series A-1 Convertible Participating Preferred Stock into a total of 803,469 shares of the Company's common stock.

Dividends

On May 9, 2017, DBMG declared a cash dividend of $1.29 per share payable to stockholders of record at the close of business on May 19, 2017 and payable on June 5, 2017. HC2 received $4.6 million of the total dividend payout.

HC2 received $2.0 million from ICS on each of March 9, 2017 and May 2, 2017, for a total of $4.0 million in dividends thus far in 2017.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.

Results of Operations

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue
Construction	$138,906	$124,332	$14,574	$251,628	$243,413	$8,215
Marine Services	36,386	33,357	3,029	80,565	65,645	14,920
Energy	4,095	1,279	2,816	8,382	2,486	5,896
Telecommunications	160,584	164,015	(3,431)	352,333	313,836	38,497
Insurance	38,269	36,162	2,107	74,295	65,300	8,995
Other	412	148	264	2,017	357	1,660
Total net revenue	378,652	359,293	19,359	769,220	691,037	78,183

Income (loss) from operations
Construction	7,982	14,926	(6,944)	13,713	23,081	(9,368)
Marine Services	(7,274)	(453)	(6,821)	(1,545)	(5,007)	3,462
Energy	(449)	(18)	(431)	(623)	(90)	(533)
Telecommunications	2,064	1,039	1,025	3,649	1,216	2,433
Insurance	2,959	3,007	(48)	3,228	(5,578)	8,806
Life Sciences	(3,607)	(2,407)	(1,200)	(6,730)	(4,744)	(1,986)
Other	(4,268)	(2,525)	(1,743)	(5,781)	(4,263)	(1,518)
Non-operating Corporate	(8,602)	(7,575)	(1,027)	(16,134)	(17,886)	1,752
Total income (loss) from operations	(11,195)	5,994	(17,189)	(10,223)	(13,271)	3,048

Interest expense	(12,073)	(10,569)	(1,504)	(26,188)	(20,895)	(5,293)
Gain (loss) on contingent consideration	(88)	192	(280)	(319)	192	(511)
Income from equity investees	4,003	6,394	(2,391)	11,696	2,818	8,878
Other (expense), net	(3,105)	(496)	(2,609)	(8,015)	(1,210)	(6,805)
Income (loss) from continuing operations before income taxes	(22,458)	1,515	(23,973)	(33,049)	(32,366)	(683)
Income tax (expense) benefit	1,985	(224)	2,209	(3,306)	2,315	(5,621)
Net income (loss)	(20,473)	1,291	(21,764)	(36,355)	(30,051)	(6,304)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,562	644	1,918	3,948	1,524	2,424
Net income (loss) attributable to HC2 Holdings, Inc.	(17,911)	1,935	(19,846)	(32,407)	(28,527)	(3,880)
Less: Preferred stock and deemed dividends from conversions	793	1,044	(251)	1,376	2,113	(737)
Net income (loss) attributable to common stock and participating preferred stockholders	$(18,704)	$891	$(19,595)	$(33,783)	$(30,640)	$(3,143)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net revenue: Net revenue for the three months ended June 30, 2017 increased $19.4 million to $378.7 million from $359.3 million for the three months ended June 30, 2016. This increase was due to our Construction Segment, driven by both revenue contribution from large complex projects and additional revenues from the acquisitions of BDS Vircon ("BDS") and PDC Global Pty Ltd. ("PDC").

Income (loss) from operations: Income from operations for the three months ended June 30, 2017 decreased $17.2 million to a loss of $11.2 million from income of $6.0 million for the three months ended June 30, 2016. The decrease was driven by our Construction segment from better-than bid performance recognized in the comparable period and the Marine Services segment driven by cost of sales increases from ongoing offshore power installation and repair projects as a result of project challenges and delays.

Interest expense: Interest expense for the three months ended June 30, 2017 increased $1.5 million to $12.1 million from $10.6 million for the three months ended June 30, 2016. The increase was driven by the addition of the aggregate principal amount of our 11.0% Notes compared to the previous period.

Income from equity investees: Income from equity investees for the three months ended June 30, 2017 decreased $2.4 million to $4.0 million from $6.4 million for the three months ended June 30, 2016. The decrease in income was largely driven by a reduction in income from our equity interests in Huawei Marine Networks ("HMN"), which had a strong quarter in the comparable period, and losses recognized in our equity interests in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other (expense), net: Other expense, net for the three months ended June 30, 2017 increased $2.6 million to $3.1 million from $0.5 million for the three months ended June 30, 2016. The increase was driven by an impairment of our original investment in DTV based on the equity value of the announced transaction to purchase a controlling interest.

Income tax (expense) benefit: Income tax benefit (expense) was a benefit of $2.0 million and an expense of $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The income tax benefit recorded for the three months ended June 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment. The income tax expense recorded for the three months ended June 30, 2016 was a result of income generated in the second quarter of 2016.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the three months ended June 30, 2017 decreased $0.3 million to $0.8 million from $1.0 million for the three months ended June 30, 2016. Our outstanding Preferred shares at June 30, 2017 decreased compared to June 30, 2016 as a result of the voluntary conversion by certain holders of their Preferred Stock after June 30, 2016, thereby reducing the preferred share dividends paid on a quarterly basis.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Net revenue: Net revenue for the six months ended June 30, 2017 increased $78.2 million to $769.2 million from $691.0 million for the six months ended June 30, 2016. This increase was due primarily to increases in our Telecommunications segment as a result of growth in wholesale traffic volumes and changes in the regulatory environment throughout the European market and an increase in revenue in our Marine Services segment driven by offshore power installation revenues. Further adding to the increase was our Construction Segment, due to contributions from large complex projects and additional revenues from acquisitions, the Insurance segment, due to an increase in net investment income and net gains realized from sales of fixed maturity and equity securities, and the Energy segment as a result of Compressed Natural Gas ("CNG") sales from new fueling stations acquired or developed after the second half of 2016.

Income (loss) from operations: Loss from operations for the six months ended June 30, 2017 decreased $3.0 million to $10.2 million from $13.3 million for the six months ended June 30, 2016. The decreased loss was due in part to the higher revenues within the Insurance segment and the Marine Services segment, driven by the current period gain on the sale of a maintenance vessel, partially offset by additional costs incurred from ongoing offshore power installation and repair projects as a result of result of project challenges and delays. The decrease was partially offset by our Construction segment due to better-than bid performance on commercial projects recognized in the comparable period.

Interest expense: Interest expense for the six months ended June 30, 2017 increased $5.3 million to $26.2 million from $20.9 million for the six months ended June 30, 2016. The increase was attributable to the addition of the aggregate principal amount of our 11.0% Notes compared to the previous period and the portion of original issue discount and deferred financing fees expensed in the 2017 period through the refinancing date of our 11.0% Bridge Note.

Income from equity investees: Income from equity investees for the six months ended June 30, 2017 increased $8.9 million to $11.7 million from $2.8 million for the six months ended June 30, 2016. The increase in income was driven by an increase in joint venture income in our Marine Services segment, principally from its equity interests in HMN, which realized significant increase in earnings compared to the prior period, and Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero. This was partially offset by our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other (expense), net: Other expense, net for the six months ended June 30, 2017 increased $6.8 million to $8.0 million compared to $1.2 million for the six months ended June 30, 2016. The increase is attributable to an increase in impairment expense in 2017, driven by impairments of one fixed maturity security and our original investment in DTV, a one-time gain on step up acquisition recorded in the comparable period related to our acquisition and consolidation of BeneVir, an increase in foreign exchange transaction losses, and a decrease in gains recorded on market fluctuations of derivative instruments. This was partially offset by a reduction in losses recognized on sales of equity securities.

Income tax (expense) benefit: Income tax benefit (expense) was an expense of $3.3 million and a benefit of $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The income tax expense recorded for the six months ended June 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for the six months ended June 30, 2016 relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the six months ended June 30, 2017 decreased $0.7 million to $1.4 million from $2.1 million for the six months ended June 30, 2016. Our outstanding Preferred shares at June 30, 2017 decreased compared to June 30, 2016 as a result of the voluntary conversion by certain holders of their Preferred Stock after June 30, 2016, thereby reducing the preferred share dividends paid on a quarterly basis.

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

Construction Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$138,906	$124,332	$14,574	$251,628	$243,413	$8,215

Cost of revenue	115,366	99,815	15,551	206,478	197,748	8,730
Selling, general and administrative expenses	14,465	11,133	3,332	28,951	22,693	6,258
Depreciation and amortization	1,240	302	938	2,880	831	2,049
Other operating (income) expense	(147)	(1,844)	1,697	(394)	(940)	546
Income (loss) from operations	$7,982	$14,926	$(6,944)	$13,713	$23,081	$(9,368)

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net revenue: Net revenue from our Construction segment for the three months ended June 30, 2017 increased $14.6 million to $138.9 million from $124.3 million for the three months ended June 30, 2016. Net revenue from our Construction segment for the six months ended June 30, 2017 increased $8.2 million to $251.6 million from $243.4 million for the six months ended June 30, 2016. The increases were largely due to contribution from large complex projects which have brought in greater revenue when compared to the previous periods and additional revenues from the acquisitions of BDS and PDC in the fourth quarter of 2016.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended June 30, 2017 increased $15.6 million to $115.4 million from $99.8 million for the three months ended June 30, 2016. Cost of revenue from our Construction segment for the six months ended June 30, 2017 increased $8.7 million to $206.5 million from $197.7 million for the six months ended June 30, 2016. The increases were driven by better-than bid performance on commercial projects in the West region recognized in the comparable periods.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended June 30, 2017 increased $3.3 million to $14.5 million from $11.1 million for the three months ended June 30, 2016. Selling, general and administrative expenses from our Construction segment for the six months ended June 30, 2017 increased $6.3 million to $29.0 million from $22.7 million for the six months ended June 30, 2016. The increases were due primarily to the additional operating costs associated with the acquisitions of BDS and PDC in the fourth quarter of 2016.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended June 30, 2017 increased $0.9 million, to $1.2 million from $0.3 million for the three months ended June 30, 2016. Depreciation and amortization from our Construction segment for the six months ended June 30, 2017 increased $2.0 million, to $2.9 million from $0.8 million for the six months ended June 30, 2016. This increase was due primarily to the expense associated with the assets acquired through the acquisitions of BDS and PDC in the fourth quarter of 2016, as well as from a re-class entry which was recorded in the prior year. See Note 2 to our Condensed Consolidated Financial Statements for further details.

Other operating (income) expense: Other operating income from our Construction segment for the three months ended June 30, 2017 decreased by $1.7 million to income of $0.1 million from income of $1.8 million for the three months ended June 30, 2016. Other operating (income) from our Construction segment for the six months ended June 30, 2017 decreased by $0.5 million to income of $0.4 million from income of $0.9 million for the six months ended June 30, 2016. The decrease was primarily driven by a reduction in gains recognized on the sale of assets sold when compared to the prior periods.

Marine Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$36,386	$33,357	$3,029	$80,565	$65,645	$14,920

Cost of revenue	33,468	22,554	10,914	65,297	49,767	15,530
Selling, general and administrative expenses	4,882	5,165	(283)	9,724	9,656	68
Depreciation and amortization	5,255	6,084	(829)	10,340	11,239	(899)
Other operating (income) expense	55	7	48	(3,251)	(10)	(3,241)
Income (loss) from operations	$(7,274)	$(453)	$(6,821)	$(1,545)	$(5,007)	$3,462

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net revenue: Net revenue from our Marine Services segment for the three months ended June 30, 2017 increased $3.0 million to $36.4 million from $33.4 million for the three months ended June 30, 2016. Net revenue from our Marine Services segment for the six months ended June 30, 2017 increased $14.9 million to $80.6 million from $65.6 million for the six months ended June 30, 2016. The increases were largely driven by revenue contribution from CWind, which was acquired in the first quarter of 2016, and increased offshore power installation revenues from new projects, partially offset by a decrease in telecom install revenues when compared to the prior periods.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended June 30, 2017 increased $10.9 million to $33.5 million from $22.6 million for the three months ended June 30, 2016. The increase was driven by additional costs incurred from ongoing offshore power installation and repair projects as a result of project challenges and delays.

Cost of revenue from our Marine Services segment for the six months ended June 30, 2017 increased $15.5 million to $65.3 million from $49.8 million for the six months ended June 30, 2016. The increase was driven by the increases in revenues and additional costs incurred from ongoing offshore power installation and repair projects as a result of project challenges and delays.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended June 30, 2017 decreased $0.3 million to $4.9 million from $5.2 million for the three months ended June 30, 2016. The decrease was driven by reductions in salaries and benefits and operating costs due to efficiencies gained with the integration of CWind.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended June 30, 2017 decreased $0.8 million, to $5.3 million from $6.1 million for the three months ended June 30, 2016. Depreciation and amortization from our Marine Services segment for the six months ended June 30, 2017 decreased $0.9 million, to $10.3 million from $11.2 million for the six months ended June 30, 2016 The decrease in expense was driven by a reduction in gross amount of property, plant and equipment, due to the sale of a maintenance vessel subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Marine Services segment for the six months ended June 30, 2017 increased $3.2 million compared to the six months ended June 30, 2016, driven by the current period gain on the sale of a maintenance vessel.

Energy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$4,095	$1,279	$2,816	$8,382	$2,486	$5,896

Cost of revenue	2,328	436	1,892	4,835	935	3,900
Selling, general and administrative expenses	816	393	423	1,527	744	783
Depreciation and amortization	1,381	468	913	2,629	897	1,732
Other operating (income) expense	19	—	19	14	—	14
Income (loss) from operations	$(449)	$(18)	$(431)	$(623)	$(90)	$(533)

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net revenue: Net revenue from our Energy segment for the three months ended June 30, 2017 increased $2.8 million to $4.1 million from $1.3 million for the three months ended June 30, 2016. Net revenue from our Energy segment for the six months ended June 30, 2017 increased $5.9 million to $8.4 million from $2.5 million for the six months ended June 30, 2016. The increases were primarily driven by acquisitions in 2016, which added eighteen fueling stations, and from additional developed stations commissioned subsequent to the comparable periods. This was partially offset by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended June 30, 2017 increased $1.9 million to $2.3 million from $0.4 million for the three months ended June 30, 2016. Cost of revenue from our Energy segment for the six months ended June 30, 2017 increased $3.9 million to $4.8 million from $0.9 million for the six months ended June 30, 2016. The increases were driven by an increase in CNG supply, utilities and repairs and maintenance expenses associated with the new stations acquired or developed subsequent to the comparable periods.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the three months ended June 30, 2017 increased $0.4 million to $0.8 million from $0.4 million for the three months ended June 30, 2016. Selling, general and administrative expenses from our Energy segment for the six months ended June 30, 2017 increased $0.8 million to $1.5 million from $0.7 million for the six months ended June 30, 2016. The increases were driven by operating expenses due to growth in the number of stations.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the three months ended June 30, 2017 increased $0.9 million to $1.4 million from $0.5 million for the three months ended June 30, 2016. Depreciation and amortization from our Energy segment for the six months ended June 30, 2017 increased $1.7 million to $2.6 million from $0.9 million for the six months ended June 30, 2016. The increases were primarily due to new stations acquired and developed subsequent to the second quarter of 2016.

Telecommunications Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$160,584	$164,015	$(3,431)	$352,333	$313,836	$38,497

Cost of revenue	156,426	160,638	(4,212)	343,970	308,298	35,672
Selling, general and administrative expenses	2,000	1,861	139	4,523	3,739	784
Depreciation and amortization	94	140	(46)	191	246	(55)
Other operating expense	—	337	(337)	—	337	(337)
Income (loss) from operations	$2,064	$1,039	$1,025	$3,649	$1,216	$2,433

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net revenue: Net revenue from our Telecommunications segment for the three months ended June 30, 2017 decreased $3.4 million to $160.6 million from $164.0 million for the three months ended June 30, 2016. The decrease was due primarily to fluctuations in wholesale traffic volumes.

Net revenue from our Telecommunications segment for the six months ended June 30, 2017 increased $38.5 million to $352.3 million from $313.8 million for the six months ended June 30, 2016. The increase was due primarily to growth in wholesale traffic volumes driven by the changing regulatory environment throughout the European market, combined with continued business growth driven by new routing and growing relationships with existing customers.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended June 30, 2017 decreased $4.2 million to $156.4 million from $160.6 million for the three months ended June 30, 2016. The decrease was due primarily to the decline in revenue, in addition to the segment's increased focus on lower cost termination.

Cost of revenue from our Telecommunications segment for the six months ended June 30, 2017 increased $35.7 million to $344.0 million from $308.3 million for the six months ended June 30, 2016. The increase was directly correlated to the growth in wholesale traffic volumes, partially offset by the segment's increased focus on lower cost termination.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the six months ended June 30, 2017 increased $0.8 million to $4.5 million from $3.7 million for the six months ended June 30, 2016. The increase was due primarily to an increase in salaries and commissions expenses as a result of improved sales force performance, as well as from an increase in operational support costs.

Insurance Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Life, accident and health earned premiums, net	$20,235	$20,036	$199	$40,176	$39,971	$205
Net investment income	16,939	13,707	3,232	32,243	27,786	4,457
Net realized gains (losses) on investments	1,095	2,418	(1,323)	1,876	(2,457)	4,333
Net revenue	38,269	36,161	2,108	74,295	65,300	8,995

Policy benefits, changes in reserves, and commissions	30,443	29,074	1,369	61,930	63,095	(1,165)
Selling, general and administrative	5,930	5,200	730	11,258	9,522	1,736
Depreciation and amortization	(1,063)	(1,120)	57	(2,121)	(1,738)	(383)
Income (loss) from operations	$2,959	$3,007	$(48)	$3,228	$(5,579)	$8,807

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net investment income: Net investment income from our Insurance segment for the three months ended June 30, 2017 increased $3.2 million to $16.9 million from $13.7 million for the three months ended June 30, 2016. Net investment income from our Insurance segment for the six months ended June 30, 2017 increased $4.5 million to $32.2 million from $27.8 million for the six months ended June 30, 2016. The increases were primarily driven by an increase in fixed maturity securities and mortgage loans when compared to the previous periods, largely from proceeds from premiums received.

Net realized gains (losses) on investments: Net realized gains (losses) on investments from our Insurance segment for the three months ended June 30, 2017 decreased $1.3 million to $1.1 million from $2.5 million for the three months ended June 30, 2016. The change was due to the timing of sales of fixed maturity and equity securities.

Net realized gains (losses) on investments from our Insurance segment for the six months ended June 30, 2017 increased $4.3 million to a $1.9 million gain from a $2.5 million loss for the six months ended June 30, 2016. The change was due to the timing of sales of fixed maturity and equity securities and reduction of realized losses from prior period.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the three months ended June 30, 2017 increased $1.4 million to $30.4 million from $29.1 million for the three months ended June 30, 2016. The increase was due in part to validity factor adjustments reflecting adverse shifts in the probability of initial claim notifications transitioning into valid open claims and increased claim frequency. This was offset by reserves, which were in large part due to conditional non-forfeiture options ("CNFO") elections and terminations exceeding plan.

Policy benefits, changes in reserves, and commissions for the six months ended June 30, 2017 decreased $1.2 million to $61.9 million from $63.1 million for the six months ended June 30, 2016. The decrease was primarily due to certain implemented long term care rate increases, which generated significant CNFO activity during the six months ended June 30, 2017. This was not experienced during the six months ended June 30, 2016 significantly reducing the increase in reserves from the prior year.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the six months ended June 30, 2017 increased $1.7 million to $11.3 million from $9.5 million for the six months ended June 30, 2016. The increase was due to additional staffing and training along with higher consulting and audit fees, which were offset in part by lower premium tax.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Selling, general and administrative expenses	$3,566	$2,371	$1,195	$6,651	$4,689	$1,962
Depreciation and amortization	41	36	5	79	55	24
Income (loss) from operations	$(3,607)	$(2,407)	$(1,200)	$(6,730)	$(4,744)	$(1,986)

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2017 increased $1.2 million to $3.6 million from $2.4 million for the three months ended June 30, 2016. Selling, general and administrative expenses from our Life Sciences segment for the six months ended June 30, 2017 increased $2.0 million to $6.7 million from $4.7 million for the six months ended June 30, 2016. The increases were primarily due to progress driven increases in clinical expenses and research and development at both BeneVir and R2 Dermatology.

Other Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$412	$148	$264	$2,017	$357	$1,660

Cost of revenue	1,076	1,239	(163)	2,498	2,286	212
Selling, general and administrative expenses	1,462	1,099	363	2,828	1,662	1,166
Depreciation and amortization	331	335	(4)	661	672	(11)
Other operating (income) expense	1,811	—	1,811	1,811	—	1,811
Income (loss) from operations	$(4,268)	$(2,525)	$(1,743)	$(5,781)	$(4,263)	$(1,518)

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net revenue: Net revenue from our Other segment for the three months ended June 30, 2017 increased $0.3 million, to $0.4 million from $0.1 million for the three months ended June 30, 2016. Net revenue from our Other segment for the six months ended June 30, 2017 increased $1.7 million, to $2.0 million from $0.4 million for the six months ended June 30, 2016. The increases were primarily driven by the results of 704Games Company ("704Games") through its sales of the NASCAR® Heat Evolution game, which outperformed its predecessor NASCAR '15.

Cost of revenue: Cost of revenue from our Other segment for the three months ended June 30, 2017 decreased $0.2 million to $1.1 million from $1.2 million for the three months ended June 30, 2016. The decrease was driven by a reduction in game development costs when compared to the comparable period. During the three months ended June 30, 2016, 704Games was developing both the NASCAR® Heat Evolution console and mobile games.

Cost of revenue from our Other segment for the six months ended June 30, 2017 increased $0.2 million to $2.5 million from $2.3 million for the six months ended June 30, 2016. The change was driven by 704Games, due to increased royalties and disc manufacturing from sales of the NASCAR® Heat Evolution game.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended June 30, 2017 increased $0.4 million to $1.5 million from $1.1 million for the three months ended June 30, 2016. The increase was due to marketing and advertising expenses associated with the release of console, mobile and PC versions of 704Games' titles.

Selling, general and administrative expenses from our Other segment for the six months ended June 30, 2017 increased $1.2 million to $2.8 million from $1.7 million for the six months ended June 30, 2016. The increase was due to marketing and advertising expenses associated with the release of console and PC versions of the NASCAR® Heat Evolution game and the costs associated with NerVve Technologies, Inc., which was consolidated in August 2016.

Other operating (income) expense: Other operating (income) expense from our Other segment for the three and six months ended June 30, 2017 was an expense of $1.8 million driven by impairment expense of NerVve Technologies, Inc.'s goodwill and property, plant and equipment.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Selling, general and administrative expenses	$8,586	$7,575	$1,011	$16,101	$17,886	$(1,785)
Depreciation and amortization	16	—	16	33	—	33
Income (loss) from operations	$(8,602)	$(7,575)	$(1,027)	$(16,134)	$(17,886)	$1,752

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2017 increased $1.0 million to $8.6 million from $7.6 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in compensation expense and acquisition costs.

Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2017 decreased $1.8 million to $16.1 million from $17.9 million for the six months ended June 30, 2016. The decrease was primarily attributable to a reduction in share-based compensation expense as a result of equity awards which fully vested in the first quarter of 2016 and minimal grants of such equity awards in 2016. In addition, there was a decrease in professional fees related to the restatement of 2014 results in 2016, which were not present in the current period.

Income (loss) from Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Marine Services	$5,461	$7,939	$(2,478)	$14,255	$7,462	$6,793
Life Sciences	(1,420)	(409)	(1,011)	(2,502)	(715)	(1,787)
Other	(38)	(1,136)	1,098	(57)	(3,929)	3,872
Income (loss) from equity investments	$4,003	$6,394	$(2,391)	$11,696	$2,818	$8,878

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Marine Services: Income from equity investments in our Marine Services segment for the three months ended June 30, 2017 decreased $2.5 million to $5.5 million from $7.9 million for the three months ended June 30, 2016. The decrease in income was driven by a reduction in income from our equity interests in HMN due to timing of projects in the period.

Income from equity investments in our Marine Services segment for the six months ended June 30, 2017 increased $6.8 million to $14.3 million from $7.5 million for the six months ended June 30, 2016. The increase in income was due to growth in our Marine Services segment joint venture income, largely driven by strong performance at HMN in the first quarter of 2017.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended June 30, 2017 increased $1.0 million to a loss of $1.4 million from a loss of $0.4 million for the three months ended June 30, 2016. The increase was largely due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Loss from equity investments from our Life Sciences segment for the six months ended June 30, 2017 increased $1.8 million to a loss of $2.5 million from a loss of $0.7 million for the six months ended June 30, 2016. The increase was largely due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other: Loss from equity investments from our Other segment for the three months ended June 30, 2017 decreased $1.1 million when compared to the three months ended June 30, 2016. Loss from equity investments from our Other segment for the six months ended June 30, 2017 decreased $3.9 million when compared to the six months ended June 30, 2016. The change was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; acquisition and non-recurring items.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Our Adjusted EBITDA was $4.6 million and $15.2 million for the three months ended June 30, 2017 and 2016, respectively. The decrease was primarily due to our Marine Services segment, driven by an increase in costs of revenue, due largely to challenges and delays on certain offshore power installation and repair projects, and from a reduction in equity method income, our Construction segment, driven by better-than bid performance on commercial projects in the West region recognized in the comparable period, and increased losses from our Life Sciences segment, as our early stage companies continue to develop their businesses and meet major milestones. The decrease was offset by continued organic growth in our Telecommunications segment and acquisition driven growth in our Energy segment.

	Three Months Ended June 30, 2017
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(17,911)
Less: Net Income attributable to HC2 Holdings Insurance Segment								164
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$4,179	$(3,053)	$(365)	$2,060	$(4,106)	$(3,757)	$(13,033)	$(18,075)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,240	5,255	1,381	94	41	331	16	8,358
Depreciation and amortization (included in cost of revenue)	1,302	—	—	—	—	—	—	1,302
Amortization of equity method fair value adjustment at acquisition	—	(325)	—	—	—	—	—	(325)
Asset impairment expense	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	(145)	—	18	—	—	—	—	(127)
Lease termination costs	—	55	—	—	—	—	—	55
Interest expense	174	1,040	154	14	—	16	10,675	12,073
Net loss on contingent consideration	—	—	—	—	—	—	88	88
Other (income) expense, net	28	490	255	(9)	(11)	803	214	1,770
Foreign currency (gain) loss (included in cost of revenue)	—	83	—	—	—	—	—	83
Income tax (benefit) expense	3,232	(134)	(1)	—	—	—	(6,543)	(3,446)
Noncontrolling interest	369	(156)	(492)	—	(911)	(1,372)	—	(2,562)
Bonus to be settled in equity	—	—	—	—	—	—	585	585
Share-based payment expense	—	394	91	—	76	18	527	1,106
Acquisition and nonrecurring items	701	—	—	—	—	—	1,168	1,869
Adjusted EBITDA	$11,080	$3,649	$1,041	$2,159	$(4,911)	$(2,151)	$(6,303)	$4,564

Total Core Operating Subsidiaries	$17,929

	Three Months Ended June 30, 2016
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.								$1,935
Less: Net (loss) attributable to HC2 Holdings Insurance Segment								(2,293)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$9,364	$6,002	$68	$1,009	$(2,004)	$(2,608)	$(7,603)	$4,228
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	303	6,084	468	140	36	336	—	7,367
Depreciation and amortization (included in cost of revenue)	(206)	—	—	—	—	—	—	(206)
Amortization of equity method fair value adjustment at acquisition	—	(359)	—	—	—	—	—	(359)
(Gain) loss on sale or disposal of assets	(1,845)	7	—	—	—	1	—	(1,837)
Lease termination costs	—	—	—	338	—	—	—	338
Interest expense	303	1,285	14	—	—	1	8,966	10,569
Net gain on contingent consideration	—	(192)	—	—	—	—	—	(192)
Other (income) expense, net	(32)	403	(344)	29	—	(10)	465	511
Foreign currency (gain) loss (included in cost of revenue)	—	(1,540)	—	—	—	—	—	(1,540)
Income tax (benefit) expense	4,524	(212)	—	—	—	1	(9,404)	(5,091)
Noncontrolling interest	768	200	244	—	(812)	(1,044)	—	(644)
Share-based payment expense	—	152	90	—	34	40	1,359	1,675
Acquisition and nonrecurring items	—	—	—	18	—	—	313	331
Adjusted EBITDA	$13,179	$11,830	$540	$1,534	$(2,746)	$(3,283)	$(5,904)	$15,150

Total Core Operating Subsidiaries	$27,083

Construction: Adjusted EBITDA income from our Construction segment for the three months ended June 30, 2017 decreased $2.1 million to $11.1 million from $13.2 million for the three months ended June 30, 2016. The decrease was driven by better-than bid performance on commercial projects in the West region recognized in the comparable period.

Marine Services: Adjusted EBITDA income from our Marine Services segment for the three months ended June 30, 2017 decreased $8.2 million to $3.6 million from $11.8 million for the three months ended June 30, 2016. The decrease was driven by an increase in costs of revenue, due largely to higher than expected costs of certain offshore power installation and repair projects, and from a reduction in equity method income primarily because the joint venture investment in HMN realized greater income in the comparable period.

Energy: Adjusted EBITDA income from our Energy segment for the three months ended June 30, 2017 increased $0.5 million to $1.0 million from $0.5 million for the three months ended June 30, 2016 due to the impact of sales by stations acquired and commissioned subsequent to the comparable period, offset in part by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Telecommunications: Adjusted EBITDA income from our Telecommunications segment for the three months ended June 30, 2017 increased $0.7 million to $2.2 million from $1.5 million for the three months ended June 30, 2016. The increase was due to the Company’s focus on the wholesale traffic termination mix that maximizes margin contribution.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2017 increased $2.2 million to a loss of $4.9 million from a loss of $2.7 million due to a progress-driven increase in costs at early-stage consolidating subsidiaries, principally BeneVir and R2, and an increase in equity method losses recorded for MediBeacon as a result of increased expenses following successful completion of development and clinical milestones.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the three months ended June 30, 2017 decreased $1.1 million to $2.2 million from $3.3 million for the three months ended June 30, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the six months ended June 30, 2017 as our basis in this investment is zero. This was further decreased by lower losses at 704Games as a result of increased sales of the NASCAR® Heat Evolution game, which outperformed its predecessor.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2017 increased $0.4 million to $6.3 million from $5.9 million for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Our Adjusted EBITDA was $21.3 million and $15.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily due to improvements in our Marine Services segment, driven by equity method income particularly in our joint venture investment in HMN, organic growth in our Telecommunications segment, a reduction in development costs in our Other segment driven by 704 Games console game sales and a reduction in equity method losses, and acquisition driven growth in our Energy segment. The increase was offset in part by our Construction segment driven by better-than bid performance on commercial projects in the West region recognized in the comparable period and increased losses from our Life Sciences segment as our early stage companies continue to develop their businesses and meet major milestones.

	Six Months Ended June 30, 2017
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(32,407)
Less: Net (loss) attributable to HC2 Holdings Insurance Segment								(597)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$7,382	$8,099	$(1,062)	$3,562	$(7,516)	$(9,187)	$(33,088)	$(31,810)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2,880	10,340	2,629	191	79	661	33	16,813
Depreciation and amortization (included in cost of revenue)	2,542	—	—	—	—	—	—	2,542
Amortization of equity method fair value adjustment at acquisition	—	(650)	—	—	—	—	—	(650)
Asset impairment expense	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	(393)	(3,500)	14	—	—	—	—	(3,879)
Lease termination costs	—	249	—	—	—	—	—	249
Interest expense	381	2,342	290	23	—	2,407	20,745	26,188
Net loss on contingent consideration	—	—	—	—	—	—	319	319
Other (income) expense, net	7	1,555	1,375	65	(15)	2,918	258	6,163
Foreign currency (gain) loss (included in cost of revenue)	—	107	—	—	—	—	—	107
Income tax (benefit) expense	5,311	376	12	—	—	—	(4,366)	1,333
Noncontrolling interest	632	338	(1,239)	—	(1,702)	(1,977)	—	(3,948)
Bonus to be settled in equity	—	—	—	—	—	—	585	585
Share-based payment expense	—	739	182	—	168	47	1,489	2,625
Acquisition and nonrecurring items	946	—	—	—	—	—	1,861	2,807
Adjusted EBITDA	$19,688	$19,995	$2,201	$3,841	$(8,986)	$(3,321)	$(12,164)	$21,254

Total Core Operating Subsidiaries	$45,725

	Six Months Ended June 30, 2016
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(28,527)
Less: Net (loss) attributable to HC2 Holdings Insurance Segment								(9,789)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$13,748	$84	$41	$2,211	$(706)	$(13,104)	$(21,012)	$(18,738)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	832	11,239	897	246	55	672	—	13,941
Depreciation and amortization (included in cost of revenue)	1,727	—	—	—	—	—	—	1,727
Amortization of equity method fair value adjustment at acquisition	—	(717)	—	—	—	—	—	(717)
(Gain) loss on sale or disposal of assets	(941)	(10)	—	—	—	1	—	(950)
Lease termination costs	—	—	—	338	—	—	—	338
Interest expense	613	2,355	23	—	—	1	17,903	20,895
Net gain on contingent consideration	—	(192)	—	—	—	—	—	(192)
Other (income) expense, net	(76)	1,015	(375)	(996)	(3,221)	5,996	(1,146)	1,197
Foreign currency (gain) loss (included in cost of revenue)	—	(1,687)	—	—	—	—	—	(1,687)
Income tax (benefit) expense	7,969	(852)	—	—	—	—	(13,630)	(6,513)
Noncontrolling interest	829	45	222	—	(1,532)	(1,088)	—	(1,524)
Share-based payment expense	—	761	104	—	56	200	3,745	4,866
Acquisition and nonrecurring items	—	266	27	18	—	—	2,514	2,825
Adjusted EBITDA	$24,701	$12,307	$939	$1,817	$(5,348)	$(7,322)	$(11,626)	$15,468

Total Core Operating Subsidiaries	$39,764
Construction: Adjusted EBITDA income from our Construction segment for the six months ended June 30, 2017 decreased $5.0 million to $19.7 million from $24.7 million for the six months ended June 30, 2016. The decrease was driven by better-than bid performance on commercial projects in the West region recognized in the comparable period.

Marine Services: Adjusted EBITDA income from our Marine Services segment for the six months ended June 30, 2017 increased $7.7 million to $20.0 million from $12.3 million for the six months ended June 30, 2016. The increase was driven by increases in equity method income through our joint venture investment in HMN largely in the first quarter of 2017.

Energy: Adjusted EBITDA income from our Energy segment for the six months ended June 30, 2017 increased $1.3 million to $2.2 million from $0.9 million for the six months ended June 30, 2016 due to the impact of sales from stations acquired and commissioned subsequent to the comparable period, offset in part by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Telecommunications: Adjusted EBITDA income from our Telecommunications segment for the six months ended June 30, 2017 increased $2.0 million to $3.8 million from $1.8 million for the six months ended June 30, 2016. The increase was due to the Company’s focus on the wholesale traffic termination mix that maximizes margin contribution.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2017 increased $3.7 million to a loss of $9.0 million from a loss of $5.3 million due to a progress driven increase in costs at early stage consolidating subsidiaries, principally BeneVir and R2, and an increase in equity method losses recorded for MediBeacon as a result of increased expenses following successful completion of development and clinical milestones.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the six months ended June 30, 2017 decreased $4.0 million to $3.3 million from $7.3 million for the six months ended June 30, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the six months ended June 30, 2017 as our basis in this investment is zero. This was further decreased by lower losses at 704Games as a result of increased sales of the NASCAR® Heat Evolution game, which outperformed its predecessor.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2017 increased $0.6 million to $12.2 million from $11.6 million for the six months ended June 30, 2016.

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

The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net Income (loss) - Insurance segment	$164	$(2,293)	$2,457	$(597)	$(9,789)	$9,192
Effect of investment (gains) losses	(1,095)	(2,418)	1,323	(1,876)	2,457	(4,333)
Asset impairment expense	2,842	—	2,842	3,364	—	3,364
Acquisition and non-recurring items	736	—	736	736	—	736
Insurance AOI	$2,647	$(4,711)	$7,358	$1,627	$(7,332)	$8,959

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net Income (loss) - Insurance segment: Net Income (loss) for the three months ended June 30, 2017 increased $2.5 million to income of $0.2 million from a loss of $2.3 million for the three months ended June 30, 2016, driven primarily by higher revenues due to an increase in net investment income and net gains realized from sales of fixed maturity and equity securities.

Effect of investment (gains) losses: Effect of investment gains for the three months ended June 30, 2017 decreased $1.3 million to $1.1 million from $2.4 million for the three months ended June 30, 2016, driven by the timing of sales of fixed maturity and equity securities.

Asset impairment expense: Asset impairment expense for the three months ended June 30, 2017 was $2.8 million driven by impairment of one equity security.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Net Income (loss) - Insurance segment: Net (loss) for the six months ended June 30, 2017 decreased $9.2 million to $0.6 million from $9.8 million for the six months ended June 30, 2016, driven primarily by higher revenues due to an increase in net investment income and net gains realized from sales of fixed maturity and equity securities.

Effect of investment (gains) losses: Effect of investment (gains) losses for the six months ended June 30, 2017 increased $4.3 million to gains of $1.9 million from losses of $2.5 million for the six months ended June 30, 2016, driven by the timing of sales of fixed maturity and equity securities and reduction of realized losses from prior period.

Asset impairment expense: Asset impairment expense for the six months ended June 30, 2017 was $3.4 million driven by the impairment of one equity and one fixed maturity security.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on its Preferred Stock. HC2 also has liquidity needs related to recurring operational expenses.

As of June 30, 2017, the Company had $143.1 million of cash and cash equivalents compared to $115.4 million as of December 31, 2016. On a stand-alone basis, as of June 30, 2017, HC2 had cash and cash equivalents of $56.0 million compared to $21.7 million at December 31, 2016. At June 30, 2017, cash and cash equivalents in our Insurance segment was $38.6 million compared to $24.5 million at December 31, 2016.

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

As of June 30, 2017, the Company had $502.9 million of indebtedness on a consolidated basis compared to $438.4 million as of December 31, 2016. On a stand-alone basis, as of June 30, 2017, HC2 had $400.0 million of indebtedness compared to $307.0 million as of December 31, 2016.

All of HC2's stand-alone debt consists of the 11.0% Notes. HC2 is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

In the first quarter of 2017, HC2 received $9.2 million and $2.0 million in dividends from our Construction and Telecommunications segments, respectively.

In the second quarter of 2017, HC2 received $4.5 million and $2.0 million in dividends from our Construction and Telecommunications segments, respectively.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its Net Operating Losses. During the second quarter of 2017, HC2 received $5.0 million from DBMG under this tax sharing agreement.

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

Indebtedness

See Note 12. Long-term Obligations, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of June 30, 2017, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of June 30, 2017, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of June 30, 2017, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash (used in) provided by those activities between the fiscal periods (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016
Operating activities	$16,916	$46,219	$(29,303)
Investing activities	(38,543)	(65,765)	27,222
Financing activities	49,067	(4,236)	53,303
Effect of exchange rate changes on cash and cash equivalents	319	(332)	651
Net (decrease) increase in cash and cash equivalents	$27,759	$(24,114)	$51,873

Operating Activities

Cash provided by operating activities totaled $16.9 million for the six months ended June 30, 2017 as compared to $46.2 million for the six months ended June 30, 2016. The $29.3 million decrease was the result of increases in working capital driven by the Company's payments of accrued expenses during the first half of 2017 compared to the comparable period, and a decrease in cash received from equity investments driven by our Marine Services segment.

Investing Activities

Cash used in investing activities totaled $38.5 million for the six months ended June 30, 2017 as compared to $65.8 million for the six months ended June 30, 2016. The $27.2 million decrease was driven by our Insurance segment, due to redeployment of cash into fixed maturity securities subsequent to the acquisition of the Insurance Company in December 2015.

Financing Activities

Cash provided by financing activities totaled $49.1 million for the six months ended June 30, 2017 as compared to cash used in financing activities of $4.2 million for the six months ended June 30, 2016. The $53.3 million change was driven by additional borrowings under our 11% Notes offset by repayment of the 11.0% Bridge Note, compared to the prior period, during which we had no significant borrowings or repayments of the 11% Notes.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,201	$7,056	$138	$1,047	—
Preferred Equity	2,484	17,646	—	2,484	9,971	—
Derivatives	3,097	—	2,155	3,097	—	3,813
Limited Partnerships	—	812	—	—	1,116	—
Joint Ventures	—	56,930	—	—	40,697	—
Total	$5,581	$76,589	$9,211	$5,719	$52,831	$3,813

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2017 debt balance, DBMG anticipates that its interest payments will be approximately $0.2 million each quarter.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Market environment

As of June 30, 2017, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

Dividend Limitations

CIG's insurance subsidiary is subject to Texas statutory provisions that restrict the payment of dividends. The dividend limitations on CIG are based on statutory financial results and regulatory approval. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. Significant differences include the treatment of deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

The ability of CIG’s insurance subsidiary to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiary is domiciled, which subject its subsidiary to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiary to maintain minimum solvency requirements and limit the amount of dividends this subsidiary can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital (“RBC”) ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2016, CIG’s insurance subsidiary exceeds the minimum RBC requirements. CIG’s insurance subsidiary paid no dividends to CIG in fiscal year 2016 and has further each agreed with its state regulator to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

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

Asset Liability Management

CIG’s insurance subsidiary maintains investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as long-term care insurance, are matched with investments such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities.  The types of assets in which CIG may invest are influenced by state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, CIG invests in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations. The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities. In addition, at any given time, CIG’s insurance subsidiary could hold cash, highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals.

Investments

At June 30, 2017 and December 31, 2016, CIG’s investment portfolio is comprised of the following (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,838	1.1%	$15,950	1.1%
States, municipalities and political subdivisions	391,919	26.9%	375,077	26.6%
Foreign government	5,981	0.4%	5,978	0.4%
Residential mortgage-backed securities	116,741	8.0%	138,196	9.8%
Commercial mortgage-backed securities	34,903	2.4%	49,053	3.5%
Asset-backed securities	135,741	9.3%	77,665	5.5%
Corporate and other	633,122	43.5%	617,039	44.0%
Common stocks (*)	38,273	2.6%	53,892	3.8%
Perpetual preferred stocks	36,491	2.5%	36,654	2.6%
Mortgage loans	21,135	1.5%	16,831	1.2%
Policy loans	18,107	1.2%	18,247	1.3%
Other invested assets	8,969	0.6%	3,415	0.2%
Total	$1,457,220	100.0%	$1,407,997	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$720,481	54.0%	$738,509	57.8%
BBB	435,104	32.5%	382,555	29.9%
Total investment grade	1,155,585	86.5%	1,121,064	87.7%
BB	33,723	2.5%	37,093	2.9%
B	10,067	0.8%	20,214	1.6%
CCC, CC, C	30,714	2.3%	35,021	2.7%
D	14,054	1.1%	17,075	1.3%
NR	90,102	6.8%	48,491	3.8%
Total non-investment grade	178,660	13.5%	157,894	12.3%
Total	$1,334,245	100.0%	$1,278,958	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the three months ended June 30, 2017 and 2016, approximately 10.6% and 24.8% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the six months ended June 30, 2017 and 2016, approximately 11.5% and 28.2% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Condensed Consolidated Financial Statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at June 30, 2017 included letters of credit of $9.0 million under Credit and Security Agreements and performance bonds of $287.9 million.

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

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of this Quarterly Report on Form 10-Q.

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

•
the impact of covenants in the Certificates of Designation governing the Preferred Stock, the 11.0% Notes Indenture, the Credit and Security Agreement governing the DBMG Facility, the CWind line of credit with Barclays (“CWind Facility”), the ANG term loans and notes with Signature Financial, M&T Bank and Pioneer Savings Bank (“ANG Facilities”), and future financing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of June 30, 2017, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $138.3 million, $276.5 million, and $414.8 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

Foreign Currency Exchange Rate Risk

DBMG, GMSL and ICS are exposed to market risk from foreign currency price changes that could have a significant and potentially adverse impact on gains and losses as a result of translating the operating results and financial position of our international subsidiaries into USD.

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of June 30, 2017 of $25.4 million, would result in an increase in the recorded interest expense of $0.3 million, $0.5 million, and $0.8 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HC2 Holdings, Inc.

Date: August 9, 2017	By:	/s/ Michael J. Sena
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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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