Form 10-Q
period 2017-09-30
HC2 HOLDINGS, INC.
filed 2017-11-08
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933.

Emerging Growth Company	☐
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
† The term "new or revised financial accounting standard" refers to any update issued by the Financial Accounting Standards Board to its Accounting Standards Codification after April 5, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
As of October 31, 2017, 43,054,728 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Services revenue	$210,698	$245,064	$643,596	$624,545
Sales revenue	157,974	133,474	420,001	379,729
Life, accident and health earned premiums, net	20,472	19,967	60,648	59,939
Net investment income	16,287	14,799	48,530	42,585
Net realized gains (losses) on investments	978	(220)	2,854	(2,677)
Net revenue	406,409	413,084	1,175,629	1,104,121
Operating expenses
Cost of revenue - services	196,488	225,876	606,079	583,942
Cost of revenue - sales	128,185	107,984	341,672	308,951
Policy benefits, changes in reserves, and commissions	17,393	29,689	79,323	92,784
Selling, general and administrative	45,356	36,902	126,919	107,493
Depreciation and amortization	7,896	5,961	22,588	18,163
Other operating (income) expenses	526	(182)	(1,294)	(794)
Total operating expenses	395,844	406,230	1,175,287	1,110,539
Income (loss) from operations	10,565	6,854	342	(6,418)
Interest expense	(13,222)	(10,719)	(39,410)	(31,614)
Gain on contingent consideration	6,320	1,381	6,001	1,573
Income from equity investees	971	335	12,667	3,153
Other expenses, net	(97)	(4,584)	(8,112)	(5,793)
Income (loss) from continuing operations before income taxes	4,537	(6,733)	(28,512)	(39,099)
Income tax (expense) benefit	(12,861)	1,334	(16,167)	3,649
Net loss	(8,324)	(5,399)	(44,679)	(35,450)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,357	841	6,305	2,365
Net loss attributable to HC2 Holdings, Inc.	(5,967)	(4,558)	(38,374)	(33,085)
Less: Preferred stock and deemed dividends from conversions	703	2,948	2,079	5,061
Net loss attributable to common stock and participating preferred stockholders	$(6,670)	$(7,506)	$(40,453)	$(38,146)

Loss per Common Share
Basic	$(0.16)	$(0.20)	$(0.95)	$(1.07)
Diluted	$(0.16)	$(0.20)	$(0.95)	$(1.07)

Weighted average common shares outstanding:
Basic	43,013	36,627	42,555	35,808
Diluted	43,013	36,627	42,555	35,808

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8,324)	$(5,399)	$(44,679)	$(35,450)
Other comprehensive income
Foreign currency translation adjustment	548	672	3,897	1,335
Unrealized gain on available-for-sale securities	16,158	8,972	47,134	71,261
Other comprehensive income	16,706	9,644	51,031	72,596
Comprehensive income	8,382	4,245	6,352	37,146
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,357	841	6,305	2,365
Comprehensive income attributable to HC2 Holdings, Inc.	$10,739	$5,086	$12,657	$39,511

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale at fair value	$1,336,637	$1,278,958
Equity securities, available-for-sale at fair value	49,046	51,519
Mortgage loans	26,427	16,831
Policy loans	18,038	18,247
Other invested assets	91,461	62,363
Total investments	1,521,609	1,427,918
Cash and cash equivalents	130,791	115,371
Accounts receivable, net	265,082	267,598
Recoverable from reinsurers	530,679	524,201
Deferred tax asset	436	1,108
Property, plant and equipment, net	282,065	286,458
Goodwill	96,990	98,086
Intangibles, net	35,781	39,722
Other assets	107,911	74,814
Total assets	$2,971,344	$2,835,276

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,683,568	$1,648,565
Annuity reserves	245,053	251,270
Value of business acquired	44,013	47,613
Accounts payable and other current liabilities	295,096	251,733
Deferred tax liability	14,042	15,304
Long-term obligations	496,592	428,496
Other liabilities	83,265	92,871
Total liabilities	2,861,629	2,735,852
Commitments and contingencies
Temporary equity
Preferred stock	26,281	29,459
Redeemable noncontrolling interest	1,526	2,526
Total temporary equity	27,807	31,985
Stockholders’ equity
Common stock, $.001 par value	43	42
Shares authorized: 80,000,000 at September 30, 2017 and December 31, 2016;
Shares issued: 43,382,926 and 42,070,675 at September 30, 2017 and December 31, 2016;
Shares outstanding: 43,016,440 and 41,811,288 at September 30, 2017 and December 31, 2016, respectively
Additional paid-in capital	248,235	241,485
Treasury stock, at cost; 366,486 and 259,387 shares at September 30, 2017 and December 31, 2016, respectively	(1,981)	(1,387)
Accumulated deficit	(212,652)	(174,278)
Accumulated other comprehensive income (loss)	29,384	(21,647)
Total HC2 Holdings, Inc. stockholders’ equity	63,029	44,215
Noncontrolling interest	18,879	23,224
Total stockholders’ equity	81,908	67,439
Total liabilities, temporary equity and stockholders’ equity	$2,971,344	$2,835,276

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Share-based compensation	—	—	5,630	—	—	—	5,630	—	5,630	—
Dividend paid to noncontrolling interests	—	—	—	—	—	—	—	(378)	(378)	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(673)	—	—	—	(673)	—	(673)	673
Exercise of stock options	135	—	486	—	—	—	486	—	486	—
Taxes paid in lieu of shares issued for share-based compensation	(107)	—	—	(594)	—	—	(594)	—	(594)	—
Preferred stock dividend and accretion	—	—	(1,562)	—	—	—	(1,562)	—	(1,562)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(50)	—	—	—	(50)	—	(50)	50
Issuance of common stock	374	—	81	—	—	—	81	—	81	—
Conversion of preferred stock to common stock	803	1	2,838	—	—	—	2,839	—	2,839	(3,228)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	665
Net loss	—	—	—	—	(38,374)	—	(38,374)	(3,967)	(42,341)	(2,338)
Other comprehensive income	—	—	—	—	—	51,031	51,031	—	51,031	—
Balance as of September 30, 2017	43,016	$43	$248,235	$(1,981)	$(212,652)	$29,384	$63,029	$18,879	$81,908	$27,807

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$94,030	$23,494	$117,524	$55,741
Share-based compensation	—	—	6,667	—	—	—	6,667	—	6,667	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(99)	—	—	—	(99)	—	(99)	99
Exercise of stock options	2	—	—	—	—	—	—	—	—	—
Taxes paid in lieu of shares issued for share-based compensation	(201)	—	—	(884)	—	—	(884)	—	(884)	—
Preferred stock dividend and accretion	—	—	(2,386)	—	—	—	(2,386)	—	(2,386)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(309)	—	—	—	(309)	—	(309)	309
Issuance of common stock	264	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	2,716	3	9,360	—	—	—	9,363	—	9,363	(11,170)
Transactions with noncontrolling interests	—	—	6,132	—	—	—	6,132	4,029	10,161	—
Net loss	—	—	—	—	(33,085)	—	(33,085)	(1,137)	(34,222)	(1,228)
Other comprehensive income	—	—	—	—	—	72,596	72,596	—	72,596	—
Balance as of September 30, 2016	38,031	$38	$228,842	$(1,262)	$(112,814)	$37,221	$152,025	$26,386	$178,411	$43,751

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(44,679)	$(35,450)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts receivable	108	827
Share-based compensation expense	4,006	6,667
Depreciation and amortization	26,423	19,602
Amortization of deferred financing costs and debt discount / premium	4,203	1,530
Amortization of discount / premium on investments	6,126	8,966
Gain (loss) on sale or disposal of assets	(3,368)	251
Lease termination costs	264	179
Asset impairment expense	1,810	—
Income from equity investees	(12,667)	(3,153)
Impairment of investments	6,112	4,321
Net realized and unrealized (gains) losses on investments	(2,881)	2,519
Gain on contingent consideration	(6,001)	(1,573)
Receipt of dividends from equity investees	917	7,214
Deferred income taxes	(669)	(18,940)
Annuity benefits	6,519	6,737
Other operating activities	3,131	(224)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,725	(56,463)
Recoverable from reinsurers	(6,478)	(3,323)
Other assets	(27,424)	52,462
Life, accident and health and annuity reserves	34,841	45,265
Accounts payable and other current liabilities	45,650	(12,625)
Other liabilities	(1,561)	30,190
Cash provided by operating activities:	37,107	54,979
Cash flows from investing activities:
Purchase of property, plant and equipment	(25,324)	(21,689)
Disposal of property, plant and equipment	1,610	6,411
Purchase of investments	(231,881)	(169,088)
Sale of investments	101,080	72,188
Maturities and redemptions of investments	100,691	53,663
Purchase of equity method investments	(11,390)	(10,203)
Cash paid for business acquisitions, net of cash acquired	—	(10,871)
Other investing activities	(1,745)	(483)
Cash used in investing activities:	(66,959)	(80,072)
Cash flows from financing activities:
Proceeds from long-term obligations	108,469	11,672
Principal payments on long-term obligations	(48,146)	(11,441)
Annuity receipts	2,190	2,522
Annuity surrenders	(14,764)	(15,562)
Transactions with noncontrolling interests	665	5,837
Payment of dividends	(2,763)	(3,007)
Other financing activities	(230)	(884)
Cash provided by (used in) financing activities:	45,421	(10,863)
Effects of exchange rate changes on cash and cash equivalents	(149)	(1,347)
Net change in cash and cash equivalents	15,420	(37,303)
Cash and cash equivalents, beginning of period	115,371	158,624
Cash and cash equivalents, end of period	$130,791	$121,321

Supplemental cash flow information:
Cash paid for interest	$24,601	$21,491
Cash paid for taxes	$11,113	$13,469
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$547	$1,542
Investments included in accounts payable	$4,785	$5,876
Conversion of preferred stock to common stock	$4,433	$10,853
Dividends payable to shareholders	$500	$800
Fair value of contingent assets assumed in other acquisitions	$—	$2,992
Fair value of deferred liabilities assumed in other acquisitions	$—	$2,589
Debt assumed in acquisitions	$—	$20,813

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. ("HC2" and, together with its subsidiaries, the "Company", "we" and "our") is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol "HCHC".

The Company currently has seven reportable segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated detailer, Building Information Modelling ("BIM") modeler, fabricator and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains a 92% controlling interest in DBMG.

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

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend owns (i) an 80% interest in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) a 74% interest in R2 Dermatology Inc. ("R2"), which develops skin lightening technology, and (iii) an 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including a 50% interest in Medibeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 9, 2017, as amended by amendment no.1, filed on March 28, 2017 (collectively "Form 10-K"). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2017.

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

Accounting Pronouncements Early Adopted During the Fiscal Year

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), which includes amendments of a similar nature to the items typically addressed in the technical corrections and improvements project. Lastly, in February 2017, the FASB issued ASU 2017-05, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and provide guidance on partial sales of nonfinancial assets. This ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an "in substance nonfinancial asset" is within the scope of ASC 610-20. This ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASUs described above are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Material revenue streams were identified and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time.  The evaluation of miscellaneous revenue streams, updating internal controls and the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company’s current revenue recognition policies will continue during the fourth quarter of 2017.

Instruments with down round feature

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

Subsequent Events

ASC 855, Subsequent Events ("ASC 855"), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires HC2 to evaluate events that occur after the balance date as of which HC2's financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. HC2 has evaluated subsequent events through the date these financial statements were issued. See Note 22. Subsequent Events for the summary of the subsequent events.

3. Business Combinations

Construction Segment

On October 13, 2016, DBMG acquired the detailing and BIM management business of PDC Global Pty Ltd. ("PDC"). The new businesses provide steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America. On November 1, 2016, DBMG acquired BDS VirCon ("BDS"). BDS provides steel detailing, rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe. The aggregate fair value of the consideration paid in connection with the acquisition of PDC and BDS was $25.5 million, including $21.4 million in cash. Both transactions were accounted for as business acquisitions.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Purchase price allocation
Accounts receivable	$1,303
Property, plant and equipment, net	43,267
Goodwill	748
Intangibles	4,984
Other assets	79
Total assets acquired	50,381
Accounts payable and other current liabilities	(898)
Deferred tax liability	(7,086)
Total liabilities assumed	(7,984)
Bargain purchase gain	(340)
Total net assets acquired	$42,057

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

Approximately $7.1 million of the fair value of consideration transferred has been provisionally assigned to customer contracts with an estimated useful life ranging between four and fifteen years. The multi-period excess earnings method was used to assign fair value to the acquired customer contracts.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

Purchase price allocation
Cash and cash equivalents	$2,963
Restricted cash	3
Accounts receivable	6,400
Inventory	528
Property, plant and equipment, net	29,896
Goodwill	5,541
Intangibles	7,082
Other assets	2,051
Total assets acquired	54,464
Accounts payable and other current liabilities	(11,180)
Deferred tax liability	(2,819)
Long-term obligations	(20,813)
Other liabilities	(3)
Noncontrolling interest	(815)
Total liabilities assumed	(35,630)
Enterprise value	18,834
Less fair value of noncontrolling interest	3,889
Total net assets acquired	$14,945

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities (in thousands):

September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,318	$407	$(12)	$15,713
States, municipalities and political subdivisions	378,057	16,170	(1,269)	392,958
Foreign government	6,343	—	(431)	5,912
Residential mortgage-backed securities	107,249	4,765	(1,173)	110,841
Commercial mortgage-backed securities	30,668	434	(3)	31,099
Asset-backed securities	125,777	2,559	(348)	127,988
Corporate and other	609,137	44,592	(1,603)	652,126
Total fixed maturity securities	$1,272,549	$68,927	$(4,839)	$1,336,637
Equity securities
Common stocks	$10,565	$—	$(3)	$10,562
Perpetual preferred stocks	37,002	1,510	(28)	38,484
Total equity securities	$47,567	$1,510	$(31)	$49,046

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,910	$135	$(95)	$15,950
States, municipalities and political subdivisions	374,527	4,408	(3,858)	375,077
Foreign government	6,380	—	(402)	5,978
Residential mortgage-backed securities	136,126	2,634	(564)	138,196
Commercial mortgage-backed securities	48,715	427	(89)	49,053
Asset-backed securities	76,303	1,934	(572)	77,665
Corporate and other	600,458	23,635	(7,054)	617,039
Total fixed maturity securities	$1,258,419	$33,173	$(12,634)	$1,278,958
Equity securities
Common stocks	$16,236	$—	$(1,371)	$14,865
Perpetual preferred stocks	37,041	191	(578)	36,654
Total equity securities	$53,277	$191	$(1,949)	$51,519

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized gains (losses) on investments. These investments had a fair value of $12.1 million and $15.2 million as of September 30, 2017 and December 31, 2016, respectively. The change in fair value related to these securities resulted in a gain of $0.6 million and zero loss for the three and nine months ended September 30, 2017, respectively and a net loss of approximately $0.1 million and $2.4 million for the three and nine months ended September 30, 2016, respectively.

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2017 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$36,381	$36,153
Due after one year through five years	95,783	98,739
Due after five years through ten years	166,415	171,875
Due after ten years	710,276	759,942
Subtotal	1,008,855	1,066,709
Mortgage-backed securities	137,917	141,940
Asset-backed securities	125,777	127,988
Total	$1,272,549	$1,336,637

Corporate and Other Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$199,777	$210,783	32.3%	$214,911	$211,834	34.3%
Transportation, communication and other services	181,389	193,954	29.7%	180,647	189,163	30.7%
Manufacturing	111,030	120,060	18.4%	112,644	118,440	19.2%
Other	116,941	127,329	19.6%	92,256	97,602	15.8%
Total	$609,137	$652,126	100.0%	$600,458	$617,039	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment ("OTTI") losses on fixed maturity securities is recognized in Accumulated Other Comprehensive Income ("AOCI"). For these securities the net amount, which is recognized in the Condensed Consolidated Statements of Operations in the below line items, represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gains (losses) on investments	$—	$—	$—	$163
Other expenses, net	—	1,473	6,111	2,451
Total Other-Than-Temporary Impairments	$—	$1,473	$6,111	$2,614

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 139 and 269 fixed maturity and equity securities held by the Company as of September 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	September 30, 2017		December 31, 2016
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity and equity securities
Less than 20%	$(4,710)	96.7%	$(10,069)	69.0%
20% or more for less than six months	—	—%	(482)	3.3%
20% or more for six months or greater	(160)	3.3%	(4,032)	27.7%
Total	$(4,870)	100.0%	$(14,583)	100.0%

The determination of whether unrealized losses are "other-than-temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include (i) whether the unrealized loss is credit-driven or a result of changes in market interest rates, (ii) the extent to which fair value is less than cost basis, (iii) cash flow projections received from independent sources, (iv) historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases, (v) near-term prospects for improvement in the issuer and/or its industry, (vi) third party research and communications with industry specialists, (vii) financial models and forecasts, (viii) the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments, (ix) discussions with issuer management, and (x) ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

The Company analyzes its MBS for OTTI each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan-to-collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of September 30, 2017. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 139 and 269 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of September 30, 2017 and December 31, 2016, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

September 30, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$6,994	$(12)	$—	$—	$6,994	$(12)
States, municipalities and political subdivisions	62,682	(1,269)	—	—	62,682	(1,269)
Foreign government	—	—	5,913	(431)	5,913	(431)
Residential mortgage-backed securities	18,524	(1,003)	10,429	(170)	28,953	(1,173)
Commercial mortgage-backed securities	1,132	(3)	—	—	1,132	(3)
Asset-backed securities	13,932	(130)	6,178	(218)	20,110	(348)
Corporate and other	56,178	(1,567)	883	(36)	57,061	(1,603)
Total fixed maturity securities	$159,442	$(3,984)	$23,403	$(855)	$182,845	$(4,839)
Equity securities
Common stocks	$10,282	$(3)	$—	$—	$10,282	$(3)
Perpetual preferred stocks	—	—	1,072	(28)	1,072	(28)
Total equity securities	$10,282	$(3)	$1,072	$(28)	$11,354	$(31)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$4,392	$(95)	$—	$—	$4,392	$(95)
States, municipalities and political subdivisions	207,740	(3,858)	—	—	207,740	(3,858)
Foreign government	5,978	(402)	—	—	5,978	(402)
Residential mortgage-backed securities	54,385	(564)	—	—	54,385	(564)
Commercial mortgage-backed securities	13,159	(89)	—	—	13,159	(89)
Asset-backed securities	12,443	(572)	—	—	12,443	(572)
Corporate and other	147,653	(3,022)	3,579	(4,032)	151,232	(7,054)
Total fixed maturity securities	$445,750	$(8,602)	$3,579	$(4,032)	$449,329	$(12,634)
Equity securities
Common stocks	$14,585	$(1,371)	$—	$—	$14,585	$(1,371)
Perpetual preferred stocks	20,464	(578)	—	—	20,464	(578)
Total equity securities	$35,049	$(1,949)	$—	$—	$35,049	$(1,949)

As of September 30, 2017, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 44.5% of the gross unrealized loss and 69.4% of the fair value. As of December 31, 2016, investment grade fixed maturity securities represented approximately 54.5% of the gross unrealized loss and 83.0% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,298	$7,056	$138	$1,047	$—
Preferred Equity	2,484	15,710	—	2,484	9,971	—
Derivatives	3,097	—	2,164	3,097	—	3,813
Limited Partnerships	—	733	—	—	1,116	—
Joint Ventures	—	58,919	—	—	40,697	—
Total	$5,581	$76,660	$9,220	$5,719	$52,831	$3,813

The Company recognized a gain of zero and a loss of $1.6 million on changes in the fair value of investments accounted for under ASC 815, Derivatives and Hedging ("ASC 815") during the three and nine months ended September 30, 2017, respectively and a gain of zero and $2.7 million in the fair value of an equity security accounted under ASC 825, Financial Instruments for the three and nine months ended September 30, 2017, respectively.

The Company recognized losses of $0.3 million and $1.9 million on changes in the fair value of investments accounted for under ASC 815 during the three and nine months ended September 30, 2016, respectively.

Summarized financial information for subsidiaries not consolidated for the nine months ended September 30, 2017 is as follows (information for two of the investees is reported on a one month lag, in thousands):

Net revenue	$369,336
Gross profit	$109,543
Income (loss) from continuing operations	$(10,118)
Net income (loss)	$(31,453)

Current assets	$317,786
Noncurrent assets	$189,278
Current liabilities	$197,855
Noncurrent liabilities	$152,879

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities, available-for-sale at fair value	$14,951	$14,033	$44,426	$40,388
Equity securities, available-for-sale at fair value	578	430	1,827	1,526
Mortgage loans	447	120	1,475	155
Policy loans	289	312	878	876
Other invested assets	68	129	75	302
Gross investment income	16,333	15,024	48,681	43,247
External investment expense	(46)	(225)	(151)	(662)
Net investment income	$16,287	$14,799	$48,530	$42,585

Net Realized Gains (Losses) on Investments

The major sources of net realized gains (losses) on investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gains on fixed maturity securities	$125	$455	$3,510	$1,663
Realized losses on fixed maturity securities	(42)	—	(959)	(2,338)
Realized gains on equity securities	265	154	375	438
Realized losses on equity securities	—	—	(31)	(352)
Net realized gains (losses) on derivative instruments	630	(829)	(41)	(1,925)
Impairment loss	—	—	—	(163)
Net realized gains (losses)	$978	$(220)	$2,854	$(2,677)

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,713	$5,115	$10,598	$—
States, municipalities and political subdivisions	392,958	—	387,066	5,892
Foreign government	5,912	—	5,912	—
Residential mortgage-backed securities	110,841	—	93,060	17,781
Commercial mortgage-backed securities	31,099	—	18,797	12,302
Asset-backed securities	127,988	—	14,823	113,165
Corporate and other	652,126	2,148	618,480	31,498
Total fixed maturity securities	1,336,637	7,263	1,148,736	180,638
Equity securities
Common stocks	10,562	8,192	—	2,370
Perpetual preferred stocks	38,484	9,858	22,525	6,101
Total equity securities	49,046	18,050	22,525	8,471
Derivatives	2,164	—	—	2,164
Common stocks - fair value option	7,056	7,056	—	—
Total assets accounted for at fair value	$1,394,903	$32,369	$1,171,261	$191,273

Liabilities
Warrant liability	$3,091	$—	$—	$3,091
Contingent liability	5,409	—	—	5,409
Other	1,326	—	—	1,326
Total liabilities accounted for at fair value	$9,826	$—	$—	$9,826

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,950	$5,140	$10,778	$32
States, municipalities and political subdivisions	375,077	—	369,387	5,690
Foreign government	5,978	—	5,978	—
Residential mortgage-backed securities	138,196	—	82,242	55,954
Commercial mortgage-backed securities	49,053	—	6,035	43,018
Asset-backed securities	77,665	—	4,448	73,217
Corporate and other	617,039	2,020	594,653	20,366
Total fixed maturity securities	1,278,958	7,160	1,073,521	198,277
Equity securities
Common stocks	14,865	10,290	—	4,575
Perpetual preferred stocks	36,654	9,312	27,342	—
Total equity securities	51,519	19,602	27,342	4,575
Derivatives	3,813	—	—	3,813
Total assets accounted for at fair value	$1,334,290	$26,762	$1,100,863	$206,665

Liabilities
Warrant liability	$4,058	$—	$—	$4,058
Contingent liability	11,411	—	—	11,411
Other	816	—	—	816
Total liabilities accounted for at fair value	$16,285	$—	$—	$16,285
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017. The Company transferred $1.1 million of corporate and other bonds and $0.5 million of preferred stock from Level 1 into Level 2 during the nine months ended September 30, 2016, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2016.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $22.5 million and out of Level 3 of $57.0 million, primarily related to structured securities, during the three and nine months ended September 30, 2017, respectively. The Company’s assessment resulted in a net transfer out of Level 3 of $0.6 million and net transfer into Level 3 of $2.4 million during the three and nine months ended September 30, 2016, respectively.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below:

Fixed Maturity Securities. The fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. In some cases, the Company receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$7,511	$(3)	$(100)	$116	$—	$—	$(1,632)	$5,892
Residential mortgage-backed securities	18,486	21	22	—	(921)	1,041	(868)	17,781
Commercial mortgage-backed securities	3,754	(4)	1	—	(69)	8,620	—	12,302
Asset-backed securities	119,598	97	572	15,780	(23,947)	1,065	—	113,165
Corporate and other	20,539	(5)	(1,202)	4,310	(15)	9,294	(1,423)	31,498
Total fixed maturity securities	169,888	106	(707)	20,206	(24,952)	20,020	(3,923)	180,638
Equity securities
Common stocks	2,090	—	—	—	—	280	—	2,370
Perpetual preferred stocks	—	—	—	—	—	6,101	—	6,101
Total equity securities	2,090	—	—	—	—	6,381	—	8,471
Derivatives	2,155	9	—	—	—	—	—	2,164
Total financial assets	$174,133	$115	$(707)	$20,206	$(24,952)	$26,401	$(3,923)	$191,273

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Liabilities
Warrant liability	$4,091	$(1,000)	$—	$—	$—	$—	$—	$3,091
Contingent liability	11,730	(6,321)	—	—	—	—	—	5,409
Other	1,042	284	—	—	—	—	—	1,326
Total financial liabilities	$16,863	$(7,037)	$—	$—	$—	$—	$—	$9,826

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$(15)	$—
States, municipalities and political subdivisions	5,690	(2)	(144)	344	—	1,636	(1,632)	5,892
Residential mortgage-backed securities	55,954	(720)	901	3,465	(7,283)	3,203	(37,739)	17,781
Commercial mortgage-backed securities	43,018	111	76	—	(10,083)	8,620	(29,440)	12,302
Asset-backed securities	73,217	1,147	880	97,051	(48,461)	1,065	(11,734)	113,165
Corporate and other	20,366	(3,329)	3,670	12,244	(4,133)	10,606	(7,926)	31,498
Total fixed maturity securities	198,277	(2,793)	5,383	113,104	(69,977)	25,130	(88,486)	180,638
Equity securities
Common stocks	4,576	(2,842)	356	—	—	280	—	2,370
Perpetual preferred stocks	—	—	—	—	—	6,101	—	6,101
Total equity securities	4,576	(2,842)	356	—	—	6,381	—	8,471
Derivatives	3,813	(1,649)	—	—	—	—	—	2,164
Total financial assets	$206,666	$(7,284)	$5,739	$113,104	$(69,977)	$31,511	$(88,486)	$191,273

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Liabilities
Warrant liability	$4,058	$(967)	$—	$—	$—	$—	$—	$3,091
Contingent liability	11,411	(6,002)	—	—	—	—	—	5,409
Other	816	510	—	—	—	—	—	1,326
Total financial liabilities	$16,285	$(6,459)	$—	$—	$—	$—	$—	$9,826

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$58	$—	$—	$—	$(26)	$—	$—	$32
States, municipalities and political subdivisions	5,864	102	3	—	—	—	—	5,969
Residential mortgage-backed securities	62,289	(422)	525	—	(2,973)	8,686	(8,105)	60,000
Commercial mortgage-backed securities	57,563	(269)	(19)	—	(7,378)	2,629	(2,247)	50,279
Asset-backed securities	54,217	85	1,454	10,337	(720)	1,387	(16)	66,744
Corporate and other	16,661	(108)	550	7,899	(1,145)	—	(2,969)	20,888
Total fixed maturity securities	196,652	(612)	2,513	18,236	(12,242)	12,702	(13,337)	203,912
Equity securities								—
Common stocks	4,826	—	—	—	—	—	—	4,826
Total equity securities	4,826	—	—	—	—	—	—	4,826
Derivatives	5,318	(94)	(694)	230	(48)	—	—	4,712
Contingent asset	2,813	(89)	—	—	—	—	—	2,724
Total financial assets	$209,609	$(795)	$1,819	$18,466	$(12,290)	$12,702	$(13,337)	$216,174

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Liabilities
Warrant liability	$2,772	$739	$—	$—	$—	$—	$—	$3,511
Contingent liability	2,218	(1,470)	—	—	—	—	—	748
Other	—	—	—	1,490	—	—	—	1,490
Total financial liabilities	$4,990	$(731)	$—	$1,490	$—	$—	$—	$5,749

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$2	$—	$(43)	$—	$—	$32
States, municipalities and political subdivisions	5,659	302	8	—	—	—	—	5,969
Residential mortgage-backed securities	79,019	(2,105)	910	—	(10,988)	16,569	(23,405)	60,000
Commercial mortgage-backed securities	60,525	(760)	920	—	(12,394)	9,779	(7,791)	50,279
Asset-backed securities	27,653	140	2,176	43,405	(14,742)	13,808	(5,696)	66,744
Corporate and other	13,944	50	479	8,499	(1,206)	2,091	(2,969)	20,888
Total fixed maturity securities	186,873	(2,373)	4,495	51,904	(39,373)	42,247	(39,861)	203,912
Equity securities								—
Common stocks	4,932	—	(106)	—	—	—	—	4,826
Total equity securities	4,932	—	(106)	—	—	—	—	4,826
Derivatives	4,211	(1,119)	1,438	230	(48)	—	—	4,712
Contingent asset	—	(268)	—	2,992	—	—	—	2,724
Total financial assets	$196,016	$(3,760)	$5,827	$55,126	$(39,421)	$42,247	$(39,861)	$216,174

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2015	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2016
Liabilities
Warrant liability	$4,332	$(821)	$—	$—	$—	$—	$—	$3,511
Contingent liability	—	(1,841)	—	2,589	—	—	—	748
Other	—	—	—	1,490	—	—	—	1,490
Total financial liabilities	$4,332	$(2,662)	$—	$4,079	$—	$—	$—	$5,749

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

September 30, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$26,427	$26,428	$—	$—	$26,428
Policy loans	18,038	18,038	—	18,038	—
Other invested assets	5,581	3,617	—	—	3,617
Total assets not accounted for at fair value	$50,046	$48,083	$—	$18,038	$30,045
Liabilities
Annuity benefits accumulated (1)	$245,054	$242,153	$—	$—	$242,153
Long-term obligations (2)	447,624	455,432	—	455,432	—
Total liabilities not accounted for at fair value	$692,678	$697,585	$—	$455,432	$242,153

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$16,831	$16,832	$—	$—	$16,832
Policy loans	18,247	18,247	—	18,247	—
Other invested assets	5,719	4,597	—	—	4,597
Total assets not accounted for at fair value	$40,797	$39,676	$—	$18,247	$21,429
Liabilities
Annuity benefits accumulated (1)	$251,270	$249,372	$—	$—	$249,372
Long-term obligations (2)	378,780	376,081	—	376,081	—
Total liabilities not accounted for at fair value	$630,050	$625,453	$—	$376,081	$249,372
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 840, Leases.

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

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Contracts in progress	$122,457	$121,666
Unbilled retentions	42,714	35,069
Trade receivables	103,554	113,380
Other receivables	383	1,102
Allowance for doubtful accounts	(4,026)	(3,619)
Total accounts receivable	$265,082	$267,598

7. Recoverable from Reinsurers

The following table presents information for the Company's recoverable from reinsurers (in thousands):

		September 30, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Loyal American Life Insurance Co (Cigna)	A-	$141,427	26.6%	$139,269	26.5%
Great American Life Insurance Co	A	48,597	9.2%	46,965	9.0%
Hannover Life Reassurance Co	A+	340,655	64.2%	337,967	64.5%
Total		$530,679	100.0%	$524,201	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$23,376	$21,006
Building and leasehold improvements	28,255	31,713
Plant and transportation equipment	5,087	5,551
Cable-ships and submersibles	174,057	169,034
Equipment, furniture and fixtures, and software	110,918	101,421
Construction in progress	26,111	19,889
	367,804	348,614
Less: Accumulated depreciation	85,739	62,156
	$282,065	$286,458

Depreciation expense was $9.1 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively. These amounts included $1.3 million of depreciation expense within cost of revenue for each of the three months ended September 30, 2017 and 2016.

Depreciation expense was $25.9 million and $21.4 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts included $3.8 million and $3.0 million of depreciation expense within cost of revenue for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2016, the Company corrected the cumulative effect of an adjustment related to purchase accounting associated with the acquisition of DBMG in May 2014. See Note 2 for further details.

As of September 30, 2017 and December 31, 2016, total net book value of equipment under capital leases consisted of $46.5 million and $51.0 million of cable-ships and submersibles, respectively.

In June 2017, we recorded an impairment of $1.2 million in connection with our Other segment, driven by NerVve, where computer software and other fixed assets were written down to zero as a result of deteriorated business conditions. This impairment charge is included in Other operating (income) expenses in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.

9. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Other	Total
Balance at December 31, 2016	$36,317	$2,468	$2,631	$3,378	$47,290	$3,620	$2,382	$98,086
Measurement period adjustment	—	—	(509)	—	—	—	—	(509)
Impairments	—	—	—	—	—	—	(587)	(587)
Balance at September 30, 2017	$36,317	$2,468	$2,122	$3,378	$47,290	$3,620	$1,795	$96,990

An interim goodwill impairment evaluation was performed on each reporting unit as of September 30, 2017. On an annual basis, the Company performs a step 0 analysis. After considering all quantitative and qualitative factors, other than noted below, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

During the second quarter of 2017, the Company concluded that a step 1 test of goodwill for the Other segment was necessary. This conclusion was based on certain indicators of impairment related to NerVve's deteriorated business conditions. The Company estimated the fair value of the NerVve reporting unit, using the income approach, at an implied fair value of goodwill of $0 and an impairment charge of $0.6 million. This impairment charge is included in Other operating (income) expenses in our Consolidated Statements of Operations for the nine months ended September 30, 2017.

Indefinite-lived Intangible Assets

The acquisition of the Insurance Company resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization. In addition, the consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset not subject to amortization. Balances of these assets as of September 30, 2017 were as follows:

Total
State licenses	$2,450
Developed technology	6,392
Total	$8,842

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows:

	Weighted-Average Original Useful Life	September 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	9 Years	$13,011	$(4,235)	$8,776	$13,004	$(3,113)	$9,891
Customer relationships	12 Years	20,865	(4,057)	16,808	20,865	(2,194)	18,671
Developed technology	5 Years	4,739	(4,192)	547	4,739	(3,197)	1,542
Other	3 Years	966	(158)	808	787	(11)	776
Total		$39,581	$(12,642)	$26,939	$39,395	$(8,515)	$30,880

Amortization expense for amortizable intangible assets for the three months ended September 30, 2017 and 2016 was $1.4 million and $0.9 million, respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively, and was included in Depreciation and amortization in the Consolidated Statements of Operations.

Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2018	$(3,254)
2019	$(3,001)
2020	$(2,879)
2021	$(2,698)
2022	$(2,610)

10. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Long-term care insurance reserves	$1,442,586	$1,407,848
Traditional life insurance reserves	100,076	102,077
Other accident and health insurance reserves	140,906	138,640
Total life, accident and health reserves	$1,683,568	$1,648,565

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$226,970	$208,150
Less: recoverable from reinsurers	(97,858)	(94,041)
Beginning balance, net	129,112	114,109
Incurred related to insured events of:
Current year	44,611	39,258
Prior years	(1,449)	(243)
Total incurred	43,162	39,015
Paid related to insured events of:
Current year	(4,054)	(3,965)
Prior years	(30,505)	(28,379)
Total paid	(34,559)	(32,344)
Interest on liability for policy and contract claims	3,639	3,239
Ending balance, net	141,354	124,019
Add: recoverable from reinsurers	115,176	95,098
Ending balance	$256,530	$219,117

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the nine months ended September 30, 2017, the reserve was sufficient by $1.4 million, while for the same period last year, the reserve was sufficient by $0.2 million. The reserve sufficiency is being driven by claim terminations as the result of policyholder deaths that released significant reserves which is attributable to the normal volatility in the reserves, due to the number of claims that are currently open.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$70,180	$66,792
Accrued interconnection costs	96,481	93,661
Accrued payroll and employee benefits	33,981	28,668
Accrued interest	14,723	3,056
Accrued income taxes	9,271	3,983
Accrued expenses and other current liabilities	70,460	55,573
Total accounts payable and other current liabilities	$295,096	$251,733

12. Long-term Obligations

Long-term obligations consist of the following (in thousands):

	September 30, 2017	December 31, 2016
HC2
11.0% Senior Secured Notes, due in 2019	$400,000	$307,000
HC22
11.0% Senior Secured Bridge Note, due in 2019 (the "11.0% Bridge Notes")	—	35,000
GMSL
Notes payable and revolving lines of credit, various maturity dates	16,912	17,522
LIBOR plus 3.65% Notes, due in 2019	—	3,026
Obligations under capital leases	48,968	49,717
DBMG
LIBOR plus 2.5% Notes, due in 2018 and 2019	7,414	9,439
ANG
5.5% Term Loan, due in 2018	376	501
4.5% Note due in 2022 (1)	12,727	13,343
5.04% Term Loan due in 2022	13,717	—
4.25% Seller Note, due in 2022	2,463	2,796
LIBOR plus 3.0% Pioneer Demand Note	933	—
Other	246	75
Total	503,756	438,419
Issuance discount or premium and deferred financing costs, net	(7,164)	(9,923)
Total long-term obligations	$496,592	$428,496
(1) ANG refinanced and consolidated all three of its loans with Pioneer during the first quarter of 2017.

HC2 and HC22 11.0% Senior Secured Notes

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the "11.0% Notes"). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22's 11.0% Bridge Notes.

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of the 11.0% Notes to investment funds affiliated with three institutional investors in a private placement offering. The Company expects to use the net proceeds from the issuance of the Notes for working capital for the Company and its subsidiaries, for general corporate purposes, as well as the financing of acquisitions and investments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Since November 2014, the Company has issued an aggregate of $400.0 million of its 11.0% Notes  pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "11.0% Notes Indenture"). The 11.0% Notes Indenture contains certain covenants limiting, among other things, the ability of the Company and certain subsidiaries of the Company to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock and make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.  The 11.0% Notes Indenture also includes two maintenance covenants: (1) a liquidity covenant; and (2) a collateral coverage covenant. The 11.0% Notes Indenture contains customary events of default. The Company was in compliance with all covenants for the period. For additional information about the 11.0% Notes and 11.0% Notes Indenture please see our Form 10-K.

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"), pursuant to which Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit. The DBMG Facility has a floating interest rate based on LIBOR plus 2.0%, requires monthly interest payments, and matures in 2019. The DBMG Facility is secured by a first priority, perfected security interest in all of DBMG’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBMG’s real estate. The security agreements pursuant to which DBMG’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBMG Facility contains various restrictive covenants. At September 30, 2017, DBMG was in compliance with these covenants.

On May 6, 2014, DBMG entered into an amendment to the DBMG Facility, pursuant to which Wells Fargo extended the maturity date of the DBMG Facility to April 30, 2019, lowered the interest rate charged in connection with borrowings under the DBMG Facility, all as disclosed above, and allowed for the issuance of additional loans in the form of notes totaling up to $5.0 million, secured by its real estate as a separate tranche under the DBMG Facility ("Real Estate Term Advance"). At September 30, 2017, DBMG had borrowed $2.9 million under the Real Estate Term Advance. The Real Estate Term Advance has a five year amortization period requiring monthly principal payments and a final balloon payment at maturity. The Real Estate Term Advance has a floating interest rate of LIBOR plus 2.5%, as amended in February 2017, and requires monthly interest payments.

The DBMG Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million, secured by its machinery and equipment ("Real Estate Term Advance (M&E)") and the issuance of a note payable of up to $5.0 million, secured by its real estate ("Real Estate Term Advance (Working Capital)"), each as separate tranches of debt under the DBMG Facility. At September 30, 2017 there was $4.5 million outstanding under the Real Estate Term Advance (M&E) and no borrowings outstanding under the Real Estate Term Advance (Working Capital).

In February 2017, DBMG decreased the floating interest rates of the DBMG Facility to LIBOR plus 2.0% and the Real Estate Term Advance to LIBOR plus 2.5%. DBMG also increased the amount of availability for letters of credit under the DBMG Facility to support increased bonding requirements for anticipated larger projects that will be part of this year's backlog. As of September 30, 2017, DBMG had $8.8 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn.

GMSL Capital Leases

GMSL is a party to two leases to finance the use of two vessels: the Innovator (the "Innovator Lease") and the Cable Retriever (the "Cable Lease," and together with the Innovator Lease, the "GMSL Leases"). The Innovator Lease was restructured effective May 31, 2016, extending the lease to 2025. The principal amount thereunder bears interest at the rate of approximately 10.4%. The Cable Lease expires in 2023. The principal amount thereunder bears interest at the rate of approximately 4.0%.

As of September 30, 2017, $49.0 million in aggregate principal amount remained outstanding under the GMSL Leases.

ANG Term Loan

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer into a new term loan. The $12.7 million in aggregate principal balance outstanding bears fixed interest at a fixed rate annually equal to 4.5% and matures in 2022. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision that bears interest at monthly LIBOR plus 3.0% (the "Pioneer Revolving Demand Note").

In May 2017, ANG entered into a term loan with M&T Bank. The loan bears fixed interest annually at 5.04% and matures in 2022. During the third quarter 2017, ANG refinanced the note to increase the term loan by $2.5 million. As of September 30, 2017, ANG had $13.7 million in aggregate principal outstanding under the loan.

In September 2017, ANG increased the availability under the 2017 the Pioneer Revolving Demand Note to $1.5 million. As of September 30, 2017, there was $0.9 million drawn under the Pioneer Revolving Demand Note.

For additional information on the Company’s long-term obligations, see Note 13. Long-term Obligations in the Company’s Form 10-K.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Income Taxes

Income Tax (Expense) Benefit

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2017 interim tax provision.

Income tax was an expense of $12.9 million and a benefit of $1.3 million for the three months ended September 30, 2017 and 2016, respectively. The income tax expense recorded September 30, 2017 relates to increase in profitability of the Insurance Segment and the mix of income and losses by taxpaying entities, including the Insurance segment. The income tax benefit recorded for September 30, 2016 relates to losses generated for which we expected to obtain benefits from in the future.

Income tax was an expense of $16.2 million and a benefit of $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax expense recorded for September 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for September 30, 2016 relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

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

Unrecognized Tax Benefits

The Company follows the provision of ASC 740-10, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CGI Producer Litigation

On November 28, 2016, Continental General Insurance Company ("CGI"), a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.

Further, the Company and CGI are seeking defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015.  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  On February 23, 2017, Great American answered CGI’s complaint, denying the allegations.  The dispute is ongoing and CGI will continue to pursue its right to a defense and indemnity under the SPA.

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, ICS, received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years.  ICS disagrees with HMRC’s assessments on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interests. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint").  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation.

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

On July 20, 2017, plaintiff’s counsel submitted a status report to the Court stating that the parties had agreed to reengage in discussions regarding a possible settlement of the action. On August 31, 2017, plaintiff’s counsel submitted a status report to the Court stating that plaintiff had provided defendants with a settlement proposal and the parties intended to continue settlement negotiations.

On September 29, 2017, plaintiff’s counsel submitted a status report to the Court stating that plaintiff anticipated receiving a settlement counterproposal from defendants and would evaluate the proposal before determining whether to continue potential settlement negotiations or file the amended complaint and proceed with briefing on defendants’ motions to dismiss and opposition to plaintiff’s class certification motion.

On October 31, 2017, plaintiff’s counsel submitted a status report to the Court stating that defendants provided plaintiff with a counterproposal to plaintiff’s settlement proposal.  Plaintiff and his counsel are evaluating the counterproposal and together with the defendants and their counsel intend to submit another status report to the Court by November 30, 2017.

To date, no amended complaint has been filed in the action and settlement negotiations are continuing. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of September 30, 2017, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

15. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost - benefits earning during the period	$—	$17	$—	$52
Interest cost on projected benefit obligation	1,403	1,878	4,209	5,633
Expected return on assets	(1,921)	(1,991)	(5,764)	(5,974)
Foreign currency gain (loss)	7	3	22	9
Net periodic benefit cost (income)	$(511)	$(93)	$(1,533)	$(280)

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $8.8 million to its pension plans in 2017. As of September 30, 2017, $3.0 million of contributions have been made. Due to current funding levels, the Company does not anticipate contributing further funds to its pension plans in 2017.

16. Share-based Compensation

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. Omnibus Equity Award Plan (the "2014 Plan"), which was originally approved at the annual meeting of stockholders held on June 12, 2014. On April 21, 2017, the Board of Directors, subject to stockholder approval, adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the "Restated 2014 Plan"). The Restated 2014 Plan was approved by HC2's stockholders at the annual meeting of stockholders held on June 14, 2017. Subject to adjustment as provided in the Restated 2014 Plan, the Restated 2014 Plan authorizes the issuance of 3,500,000 shares of common stock of HC2, plus any shares that again become available for awards under the 2014 Plan, plus any shares that again become available for awards under the Restated 2014 Plan.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company granted 331,616 and 1,506,848 options during the nine months ended September 30, 2017 and 2016, respectively. Of the total options granted during the nine months ended September 30, 2016, 6,848 options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan.

The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2017, and 2016 was $2.72 and $1.09, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Nine Months Ended September 30,
	2017	2016
Expected option life (in years)	0.39 - 6.10	4.70 - 6.00
Risk-free interest rate	1.11 - 2.22%	1.27 - 1.35%
Expected volatility	47.04 - 48.29%	39.58 - 55.58%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.4 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $4.0 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively.

All grants are time based and vest either immediately or over a period of up to 3 years. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2016	115,921	$5.59
Granted	1,061,794	$5.64
Vested	(317,663)	$5.37
Unvested - September 30, 2017	860,052	$5.73

As of September 30, 2017, the unvested restricted stock represented $4.0 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 2.2 years. The number of shares of unvested restricted stock expected to vest is 860,052.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2016	6,829,097	$6.58
Granted	331,616	$5.50
Exercised	(134,539)	$3.53
Forfeited	—	$—
Expired	(36,318)	$9.00
Outstanding - September 30, 2017	6,989,856	$6.57

Eligible for exercise	5,344,697	$5.85

As of September 30, 2017, intrinsic value and average remaining life of the Company's outstanding options were $3.2 million and approximately 7.4 years, and intrinsic value and average remaining life of the Company's exercisable options were $3.2 million and approximately 7.1 years.

As of September 30, 2017, unvested stock options outstanding represented $1.6 million of compensation expense and are expected to be recognized over the weighted average remaining vesting period of 1.7 years. There are 1,645,159 unvested stock options expected to vest, with a weighted average remaining life of 8.4 years, a weighted average exercise price of $8.90, and an intrinsic value of zero.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

17. Equity

Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2017	December 31, 2016
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	12,500	14,808
Series A-1 shares issued and outstanding	—	1,000
Series A-2 shares issued and outstanding	14,000	14,000

In connection with the issuance of the Series A Convertible Preferred Stock, the Company adopted a Certificate of Designation of Series A Convertible Participating Preferred Stock adopted on May 29, 2014 (the "Series A Certificate"). In connection with the issuance of the Series A-1 Preferred Stock on September 22, 2014, the Company adopted the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock (the "Series A-1 Certificate") and also amended and restated the Series A Certificate. In connection with the issuance of the Series A-2 Preferred Stock on January 5, 2015, the Company adopted the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock (the "Series A-2 Certificate") and also amended and restated the Series A Certificate and the Series A-1 Certificate. On August 10, 2015, the Company adopted certain Certificates of Correction of the Certificates of Amendment to the Certificates of Designation of the Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate, and on June 24, 2016 the Company adopted certain amendments to the Series A-1 Certificate of Designation. The Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate together, as amended, are referred to as the "Certificates of Designation."

The following summary of the terms of the Preferred Stock and the Certificates of Designation is qualified in its entirety by the complete terms of the Certificates of Designation.

Dividends. The Preferred Stock accrues a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued value of the Preferred Stock will accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.00% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (i) the daily volume weighted average price ("VWAP") of the common stock is less than a certain threshold amount, (ii) the common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (iii) following May 29, 2015, the common stock is not listed on certain national securities exchanges or (iv) the Company is delinquent in the payment of any cash dividends. The Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of common stock on an as-converted basis.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liquidation Preference. The Series A Preferred Stock ranks at parity with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company (any such event, a "Liquidation Event"), the holders of Preferred Stock are entitled to receive per share the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a Liquidation Event occurring on or prior to May 29, 2017, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Preferred Stock), and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to such occurrence. The Preferred Stock will rank junior to any existing or future indebtedness but senior to the common stock and any future equity securities other than any future senior or pari-passu preferred stock issued in compliance with the Certificates of Designation.
Voting Rights. Except as required by applicable law, the holders of the shares of each series of Preferred Stock are entitled to vote on an as-converted basis with the holders of the other series of Preferred Stock (on an as-converted basis) and holders of the Company’s common stock on all matters submitted to a vote of the holders of common stock. Certain series of Preferred Stock are entitled to vote with the holders of certain other series of Preferred Stock on certain matters, and separately as a class on certain limited matters. Subject to maintenance of certain ownership thresholds by the initial purchasers of the Series A Preferred Stock and the initial purchasers of the Series A-1 Preferred Stock (collectively, the "Series A and Series A-1 Preferred Purchasers"), the holders of the shares of Preferred Stock also have the right to vote shares of Preferred Stock as a separate class for at least one director, as discussed below under "Board Rights."

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

Participation Rights. Pursuant to the securities purchase agreements entered into with the initial purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, subject to meeting certain ownership thresholds, certain purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock are entitled to participate, on a pro-rata basis in accordance with their ownership percentage, determined on an as-converted basis, in issuances of equity and equity linked securities by the Company. In addition, subject to meeting certain ownership thresholds, certain initial purchasers of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock will be entitled to participate in issuances of preferred securities and in debt transactions of the Company.

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

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( "Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock, that govern their respective Preferred Share Conversions. In the Corrib Preferred Share Conversion (i) Corrib converted 1,000 shares of Series A Preferred Stock into 238,492 shares of the Company’s common stock, and (ii) in consideration of Corrib making such conversion, HC2 issued 15,318 newly issued shares of common stock to Corrib (such shares, the "Corrib Conversion Share Consideration"). In the Luxor Preferred Share Conversion, (i) Luxor converted 9,000 shares of Series A-1 Preferred Stock into 2,119,765 shares of the common stock and (ii) in consideration of Luxor making such conversion, HC2 issued 136,149 newly issued shares of common stock to Luxor (such shares, the "Luxor Conversion Share Consideration" and, together with the Corrib Conversion Share Consideration, the "Conversion Share Consideration"). The fair value of the Conversion Share Consideration was $0.7 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

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

For the nine months ended September 30, 2017, 10,139 and 1,141 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

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

Pursuant to the terms of the Series A Voluntary Conversion Agreement, HC2 and Hudson mutually agreed that on the closing date of the voluntary conversion, (i) Hudson voluntarily converted 12,499 of the 12,500 shares of Series A Preferred Stock it held into 2,980,912 shares of HC2’s common stock pursuant to the terms of the Certificate of Designation of Series A Convertible Participating Preferred Stock (the "Series A Certificate of Designation"), with such amount representing the number of shares of common stock into which the 12,499 shares of Series A Preferred Stock held by Hudson convertible pursuant to the terms of the Series A Certificate of Designation and (ii) in consideration of the conversion referenced in clause (i) above, the Company issued to the Series A holder in exchange for the single remaining share of Series A Preferred Stock held, in an exchange transaction exempt from the registration requirements of the Securities Act of 1933 and all of the rules and regulations promulgated thereunder (the "Securities Act") under Section 3(a)(9) of the Securities Act, 770,926 shares of common stock. The fair value of the 770,926 shares was $4.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

Declaration Date	March 31, 2017	June 30, 2017	September 30, 2017
Holders of Record Date	March 31, 2017	June 30, 2017	September 30, 2017
Payment Date	April 17, 2017	July 17, 2017	October 16, 2017
Total Dividend	$563	$500	$500

18. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.2 million of expenses under the Services Agreement for each of the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $2.7 million of expenses for the nine months ended September 30, 2017 and 2016, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million for each of the nine months ended September 30, 2017 and 2016, respectively.

GMSL also has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$4,174	$14,409	$16,271	$25,904
Operating expenses	$1,258	$945	$6,089	$3,102
Interest expense	$351	$377	$1,047	$1,130
Dividends	$2,027	$—	$2,659	$418

	September 30, 2017	December 31, 2016
Accounts receivable	$3,975	$2,644
Long-term obligations	$35,300	$34,766
Accounts payable	$2,375	$2,760

Life Sciences

R2 accrued $2.0 million related to a milestone. Of the $2.0 million, $1.5 million will be paid to Blossom Innovations, LLC, a related party.

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Revenue by Geographic Region
United States	$358,743	$272,395	$1,039,252	$768,849
United Kingdom	42,233	139,981	112,958	332,318
Other	5,433	708	23,419	2,954
Total	$406,409	$413,084	$1,175,629	$1,104,121

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue
Construction	$151,697	$129,551	$403,325	$372,964
Marine Services	42,817	50,653	123,382	116,298
Energy	3,919	1,664	12,301	4,151
Telecommunications	167,881	194,411	520,214	508,248
Insurance	37,737	34,546	112,032	99,847
Other	2,358	2,259	4,375	2,613
Total net revenue	406,409	413,084	1,175,629	1,104,121

Income (loss) from operations
Construction	12,198	12,339	25,911	35,421
Marine Services	(181)	4,794	(1,726)	(214)
Energy	(1,161)	149	(1,784)	59
Telecommunications	1,374	2,218	5,023	3,434
Insurance	17,476	(338)	20,704	(5,916)
Life Sciences	(6,437)	(2,538)	(13,167)	(7,282)
Other	(1,383)	(2,318)	(7,164)	(6,583)
Non-operating Corporate	(11,321)	(7,452)	(27,455)	(25,337)
Total income (loss) from operations	10,565	6,854	342	(6,418)

Interest expense	(13,222)	(10,719)	(39,410)	(31,614)
Gain on contingent consideration	6,320	1,381	6,001	1,573
Income from equity investees	971	335	12,667	3,153
Other expenses, net	(97)	(4,584)	(8,112)	(5,793)
Income (loss) from continuing operations before income taxes	4,537	(6,733)	(28,512)	(39,099)
Income tax (expense) benefit	(12,861)	1,334	(16,167)	3,649
Net loss	(8,324)	(5,399)	(44,679)	(35,450)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,357	841	6,305	2,365
Net loss attributable to HC2 Holdings, Inc.	(5,967)	(4,558)	(38,374)	(33,085)
Less: Preferred stock and deemed dividends from conversions	703	2,948	2,079	5,061
Net loss attributable to common stock and participating preferred stockholders	$(6,670)	$(7,506)	$(40,453)	$(38,146)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and Amortization
Construction	$1,314	$431	$4,194	$1,263
Marine Services	6,221	5,554	16,561	16,793
Energy	1,247	582	3,876	1,479
Telecommunications	94	144	285	389
Insurance (1)	(1,319)	(1,162)	(3,440)	(2,902)
Life Sciences	50	32	129	87
Other	272	380	933	1,054
Non-operating Corporate	17	—	50	—
Total	$7,896	$5,961	$22,588	$18,163
(1) Balance represents amortization of negative VOBA, which increases net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capital Expenditures (2)
Construction	$2,517	$1,506	$9,729	$5,317
Marine Services	3,463	5,682	8,195	9,480
Energy	2,099	103	6,540	5,420
Telecommunications	7	254	47	574
Insurance	—	—	383	—
Life Sciences	197	14	395	144
Other	4	27	17	38
Non-operating Corporate	18	214	18	219
Total	$8,305	$7,800	$25,324	$21,192
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	September 30,	December 31,
	2017	2016
Investments
Construction	$1,050	$—
Marine Services	57,870	40,698
Insurance	1,468,738	1,407,996
Life Sciences	19,087	13,067
Other	5,071	6,778
Eliminations	(30,207)	(40,621)
Total	$1,521,609	$1,427,918

	September 30,	December 31,
	2017	2016
Property, Plant and Equipment—Net
United States	$140,892	$136,905
United Kingdom	134,867	141,946
Other	6,306	7,607
Total	$282,065	$286,458

	September 30,	December 31,
	2017	2016
Total Assets
Construction	$299,727	$295,246
Marine Services	291,464	275,660
Energy	86,892	84,602
Telecommunications	123,257	125,965
Insurance	2,101,706	2,027,059
Life Sciences	32,711	28,868
Other	11,900	10,914
Non-operating Corporate	53,894	27,583
Eliminations	(30,207)	(40,621)
Total	$2,971,344	$2,835,276

20. Backlog

DBMG includes projects in backlog which consist of awarded contracts, letters of intent, notices to proceed and purchase orders obtained. At September 30, 2017, DBMG's backlog was $656.1 million, consisting of $483.4 million under contracts or purchase orders and $172.7 million under letters of intent or notices to proceed. Approximately $408.1 million, representing 62.2% of DBMG’s backlog at September 30, 2017, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

DBMG’s backlog at December 31, 2016 was $503.5 million, consisting of $441.1 million under contracts or purchase orders and $62.4 million under letters of intent or notices to proceed.

21. Basic and Diluted Loss Per Common Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "treasury" method.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2017 and 2016, due to the results of operations being a loss from continuing operations, net of tax. The Company issued a warrant, Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan, each of which were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stock and participating preferred stockholders	$(6,670)	$(7,506)	$(40,453)	$(38,146)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average Common stock outstanding	43,013	36,627	42,555	35,808

Percentage of loss allocated to:
Common Stock	100%	100%	100%	100%
Preferred Stock	—%	—%	—%	—%

Loss attributable to common shares - basic and diluted
Net Loss	$(6,670)	$(7,506)	$(40,453)	$(38,146)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic and diluted	43,013	36,627	42,555	35,808

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(0.16)	$(0.20)	$(0.95)	$(1.07)

22. Subsequent Events

The Company evaluated subsequent events from September 30, 2017 through November 8, 2017, the date the Condensed Consolidated Financial Statements were issued, and noted the following:

Fugro

In October 2017, Global Marine Group, an operating subsidiary of the Company, announced that it had entered into an agreement with Fugro N.V. ("Fugro") under which, subject to closing conditions, GMSL will acquire Fugro's trenching and cable lay services business. The purchase consideration, valued at approximately $73 million, consists of the issuance to a subsidiary of Fugro of a 23.6% equity interest in Global Marine Holdings LLC (the parent company of GMSL) valued at $65 million, and an obligation of GMSL to pay Fugro $7.5 million within one year pursuant to a secured loan to be incurred by GMSL from a subsidiary of Fugro, which loan bears interest, payable quarterly, at 4% per annum through December 31, 2017, and at 10% per annum thereafter, and matures 365 days following the Acquisition. One of the assets acquired, a Q1400 Trenching System, will serve as collateral security for the repayment of the loan pursuant to the terms of a lien agreement.

DTV Holdings
In June 2017, HC2 announced an agreement to enter into a series of transactions that, once completed, will result in HC2 and its subsidiaries owning over 50% of the shares of common stock of DTV America Corporation ("DTV"). Approval by the Federal Communications Commission ("FCC") was received on October 31, 2017.
Mako Communications

In September 2017, HC2 announced that a subsidiary of the Company agreed to enter into an agreement with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that,once completed, will result in HC2 acquiring 38 operating stations in 28 cities. Approval by the FCC was received on October 26, 2017.

Three Angels Broadcasting Network, Inc.

In October 2017, the Company entered into an asset purchase agreement with Three Angels Broadcasting Network, Inc. to purchase all of its assets in connection with its ownership and operation of Class A Low Power Television ("LPTV") stations that, if approved by the FCC, will result in HC2 acquiring 14 operating stations for a total consideration of $9.6 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Humana

In November 2017, CGI entered into a Stock Purchase Agreement (the “SPA”) with Humana, Inc., a publicly traded company incorporated in Delaware (“Humana”). Pursuant to the SPA, CGI agreed to acquire Kanawha Insurance Company (“KIC”), Humana’s long-term care insurance subsidiary (the “Transaction”). The obligation of each party to consummate the Transaction is subject to customary closing conditions, including, among others, Humana furnishing certain audited financial statements of the business to be acquired, receipt of regulatory approvals by the South Carolina and Texas insurance departments, customary conditions relating to the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the SPA.

Debt

On or about November 9, 2017, the Company expects to sign a $75 million bridge loan to finance acquisitions in the low power broadcast television distribution market. Once completed, the Company will file an 8-K which will include the final terms of the loan.

Dividends

As announced on November 1, 2017, DBMG will pay a cash dividend of $1.29 per share on November 29, 2017 to stockholders of record at the close of business on November 15, 2017. HC2 is expected to received $4.5 million of the $5.0 million dividend payout.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HC2 Holdings, Inc. ("HC2," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited Consolidated Financial Statements and the notes thereto contained in our Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 filed with the SEC on May 10, 2017 and June 30, 2017 filed with the SEC on August 9, 2017, and our Form 10-K, filed with the SEC on March 9, 2017, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Seasonality

Our industry can be highly cyclical and subject to seasonal patterns. Our volume of business in our Construction and Marine Services segments may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

For example, in connection with larger, more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward.

Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: weather or project site conditions, financial condition of our customers and their access to capital; margins of projects performed during any particular period; economic, and political and market conditions on a regional, national or global scale.

Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

Other than as described above our businesses are not materially affected by seasonality.

Recent Developments

Acquisitions
Fugro

In October 2017, GMSL, an operating subsidiary of the Company, announced that it had entered into an agreement with Fugro N.V. ("Fugro") under which, subject to closing conditions, GMSL will acquire Fugro's trenching and cable lay services business. The purchase consideration, valued at approximately $73 million, consists of the issuance to a subsidiary of Fugro of a 23.6% equity interest in Global Marine Holdings LLC (the parent company of GMSL) valued at $65 million, and an obligation of GMSL to pay Fugro $7.5 million within one year pursuant to a secured loan to be incurred by GMSL from a subsidiary of Fugro, which loan bears interest, payable quarterly, at 4% per annum through December 31, 2017, and at 10% per annum thereafter, and matures 365 days following the Acquisition. One of the assets acquired, a Q1400 Trenching System, will serve as collateral security for the repayment of the loan pursuant to the terms of a lien agreement.

Once completed, the acquisition of this business will significantly enhance GMSL's comprehensive portfolio of integrated service offerings, immediately enabling GMSL to complete additional packages of work in direct response to market demands. The acquisition, which GMSL believes will be accretive, will provide GMSL with highly capable employees and proven assets with a history of delivering complex engineering projects to customers around the world.

DTV Holdings
In June 2017, HC2 announced an agreement to enter into a series of transactions that, once completed, will result in HC2 and its subsidiaries owning over 50% of the shares of common stock of DTV America Corporation ("DTV"). Approval by the Federal Communications Commission ("FCC") was received on October 31, 2017.
DTV is an aggregator and operator of low power television ("LPTV") licenses and stations across the United States. DTV currently owns and operates 52 LPTV stations in more than 40 cities. DTV’s distribution platform currently provides carriage for more than 30 television broadcast networks, including QVC, Accuweather, American Sports Network (Sinclair), GetTV (Sony), MyNet (Fox), Telemundo (NBC), CoziTV (NBC), NewsMax, Azteca, Estrella TV and Cheddar. DTV maintains a focus on technological innovation. DTV exclusively adopted Internet Protocol (IP) as a transport to provide Broadcast-as-a-Service, making it the only adopter of all IP-transport to the home.

Mako Communications

In September 2017, HC2 announced that a subsidiary of the Company agreed to enter into an agreement with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that,once completed, will result in HC2 acquiring 38 operating stations in 28 cities. Approval by the FCC was received on October 26, 2017.

Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000.

Three Angels Broadcasting Network, Inc.

In October 2017, the Company entered into an asset purchase agreement with Three Angels Broadcasting Network, Inc. to purchase all of its assets in connection with its ownership and operation of Class A Low Power Television ("LPTV") stations that, if approved by the FCC, will result in HC2 acquiring 14 operating stations for a total consideration of $9.6 million.

Humana

In November 2017, CGI entered into a Stock Purchase Agreement (the “SPA”) with Humana, Inc., a publicly traded company incorporated in Delaware (“Humana”). Pursuant to the SPA, CGI agreed to acquire Kanawha Insurance Company (“KIC”), Humana’s long-term care insurance subsidiary (the “Transaction”). The obligation of each party to consummate the Transaction is subject to customary closing conditions, including, among others, Humana furnishing certain audited financial statements of the business to be acquired, receipt of regulatory approvals by the South Carolina and Texas insurance departments, customary conditions relating to the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the SPA.

Debt Issuance

The Company has issued an aggregate of $400.0 million of its 11.0% Notes pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "11.0% Notes Indenture").

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the "11.0% Notes"). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22’s 11.0% Bridge Note due 2019.

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of the 11.0% Notes to investment funds affiliated with three institutional investors in a private placement offering (the "June 2017 Notes"). The Company expects to use the net proceeds from the issuance of the June 2017 Notes for working capital for the Company and its subsidiaries, general corporate purposes, as well as the financing of acquisitions and investments.

On or about November 9, 2017, the Company expects to sign a $75 million bridge loan to finance acquisitions in the low power broadcast television distribution market. Once completed, the Company will file an 8-K which will include the final terms of the loan.

Dividends

During the three months ended September 30, 2017, HC2 received $2.0 million in dividends from our Telecommunications segment. During the nine months ended September 30, 2017, HC2 received $13.5 million and $6.0 million in dividends from our Construction and Telecommunications segments, respectively.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the nine months ended September 30, 2017, HC2 received $5.0 million from DBMG under this tax sharing agreement.

As announced on November 1, 2017, DBMG will pay a cash dividend of $1.29 per share on November 29, 2017 to stockholders of record at the close of business on November 15, 2017. HC2 is expected to received $4.5 million of the $5.0 million dividend payout.

Preferred Share Conversion

In May 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, "DG Value") of the Company's Series A and Series A-1 Convertible Participating Preferred Stock, to convert and exchange all of DG Value's 2,308 shares of Series A and 1,000 shares of Series A-1 Convertible Participating Preferred Stock into a total of 803,469 shares of the Company's common stock.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.

Results of Operations

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue
Construction	$151,697	$129,551	$22,146	$403,325	$372,964	$30,361
Marine Services	42,817	50,653	(7,836)	123,382	116,298	7,084
Energy	3,919	1,664	2,255	12,301	4,151	8,150
Telecommunications	167,881	194,411	(26,530)	520,214	508,248	11,966
Insurance	37,737	34,546	3,191	112,032	99,847	12,185
Other	2,358	2,259	99	4,375	2,613	1,762
Total net revenue	406,409	413,084	(6,675)	1,175,629	1,104,121	71,508

Income (loss) from operations
Construction	12,198	12,339	(141)	25,911	35,421	(9,510)
Marine Services	(181)	4,794	(4,975)	(1,726)	(214)	(1,512)
Energy	(1,161)	149	(1,310)	(1,784)	59	(1,843)
Telecommunications	1,374	2,218	(844)	5,023	3,434	1,589
Insurance	17,476	(338)	17,814	20,704	(5,916)	26,620
Life Sciences	(6,437)	(2,538)	(3,899)	(13,167)	(7,282)	(5,885)
Other	(1,383)	(2,318)	935	(7,164)	(6,583)	(581)
Non-operating Corporate	(11,321)	(7,452)	(3,869)	(27,455)	(25,337)	(2,118)
Total income (loss) from operations	10,565	6,854	3,711	342	(6,418)	6,760

Interest expense	(13,222)	(10,719)	(2,503)	(39,410)	(31,614)	(7,796)
Gain on contingent consideration	6,320	1,381	4,939	6,001	1,573	4,428
Income from equity investees	971	335	636	12,667	3,153	9,514
Other expenses, net	(97)	(4,584)	4,487	(8,112)	(5,793)	(2,319)
Income (loss) from continuing operations before income taxes	4,537	(6,733)	11,270	(28,512)	(39,099)	10,587
Income tax (expense) benefit	(12,861)	1,334	(14,195)	(16,167)	3,649	(19,816)
Net loss	(8,324)	(5,399)	(2,925)	(44,679)	(35,450)	(9,229)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2,357	841	1,516	6,305	2,365	3,940
Net loss attributable to HC2 Holdings, Inc.	(5,967)	(4,558)	(1,409)	(38,374)	(33,085)	(5,289)
Less: Preferred stock and deemed dividends from conversions	703	2,948	(2,245)	2,079	5,061	(2,982)
Net loss attributable to common stock and participating preferred stockholders	$(6,670)	$(7,506)	$836	$(40,453)	$(38,146)	$(2,307)

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Net revenue: Net revenue for the three months ended September 30, 2017 decreased $6.7 million to $406.4 million from $413.1 million for the three months ended September 30, 2016. This decrease was due to our Telecommunications segment driven by a reduction in wholesale traffic volumes and our Marine Services segment, primarily driven by a reduction in revenue contribution from telecom installation revenues. The decrease was offset by our Construction segment, largely due to contribution from large complex projects gaining momentum in the Western region, and additional revenues from the acquisitions of PDC and BDS, which were acquired in the fourth quarter of 2016.

Income (loss) from operations: Income from operations for the three months ended September 30, 2017 increased $3.7 million to $10.6 million from $6.9 million for the three months ended September 30, 2016. The increase was driven by our Insurance segment from a decrease in reserves, largely due to conditional non-forfeiture options ("CNFO") elections and terminations exceeding plan. This was partially offset by our Marine Services segment driven by decreases in revenue, and our Life Sciences segment as a result of additional research and development expenses at R2 Dermatology Inc. ("R2") and BeneVir Biopharm, Inc. ("BeneVir").

Interest expense: Interest expense for the three months ended September 30, 2017 increased $2.5 million to $13.2 million from $10.7 million for the three months ended September 30, 2016. The increase was driven by the net increase in the aggregate principal amount of our 11.0% Notes compared to the previous period.

Gain on contingent consideration: Gain on continent consideration for the three months ended September 30, 2017 increased $4.9 million to $6.3 million from $1.4 million for the three months ended September 30, 2016. The increase was driven by the reduction to the contingency reserve established by the Company related to the Insurance acquisition as a result of changes in interest rate expectations.

Income from equity investees: Income from equity investees for the three months ended September 30, 2017 increased $0.6 million to $1.0 million from $0.3 million for the three months ended September 30, 2016. The increase in income was largely driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero, partially offset by equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of certain development and clinical milestones and a reduction in income from our equity interests in Huawei Marine Networks ("HMN"), which had a strong quarter in the comparable period.

Other expenses, net: Other expense, net for the three months ended September 30, 2017 decreased $4.5 million to $0.1 million from $4.6 million for the three months ended September 30, 2016. The decrease was driven by a prior year impairment related to one fixed maturity security and the step-down acquisition loss from our consolidation of NerVve in August 2016. These expenses were not repeated in the current period.

Income tax (expense) benefit: Income tax benefit (expense) was an expense of $12.9 million and a benefit of $1.3 million for the three months ended September 30, 2017 and 2016, respectively. The income tax expense recorded for September 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment, which generated income in the third quarter of 2017 as a result of the release in reserves. The income tax benefit recorded for September 30, 2016 related to losses generated for which we expected to obtain benefits from in the future.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the three months ended September 30, 2017 decreased $2.2 million to $0.7 million from $2.9 million for the three months ended September 30, 2016. In the comparable period, the Company issued deemed dividends which were used to induce conversion of shares held by Corrib Master Fund, Ltd. and certain investment entities managed by Luxor Capital Group, LP, which were not repeated in the current period. In addition to the decrease in deemed dividends, conversions during the nine months ended September 30, 2017 and 2016 reduced the preferred share dividends paid on a quarterly basis.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Net revenue: Net revenue for the nine months ended September 30, 2017 increased $71.5 million to $1,175.6 million from $1,104.1 million for the nine months ended September 30, 2016. All segments recognized increased revenues during the nine months ended September 30, 2017. The Construction segment was a major driver of the increase, largely due to revenues from the acquisitions of PDC and BDS. In addition, we had growth in the Insurance segment due to an increase in net investment income and net gains realized from sales of fixed maturity and equity securities, our Telecommunications segment as a result of growth in wholesale traffic volumes and an increase in revenue in our Marine Services segment driven by offshore power installation revenues. Further adding to the increase was our Energy segment as a result of Compressed Natural Gas ("CNG") sales from new fueling stations acquired or developed after the third quarter of 2016.

Income (loss) from operations: Income (loss) from operations for the nine months ended September 30, 2017 increased $6.8 million to income of $0.3 million from a loss of $6.4 million for the nine months ended September 30, 2016. The increase was from the Insurance Segment and the release of reserves, offset in part by our Construction segment due to project delays associated with design changes on certain existing projects in backlog and our Life Sciences segment as a result of additional research and development expenses at R2 and BeneVir.

Interest expense: Interest expense for the nine months ended September 30, 2017 increased $7.8 million to $39.4 million from $31.6 million for the nine months ended September 30, 2016. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes compared to the previous period and the portion of original issue discount and deferred financing fees expensed in the 2017 period through the refinancing date of our 11.0% Bridge Note.

Gain on contingent consideration: Gain on contingent consideration for the nine months ended September 30, 2017 increased $4.4 million to $6.0 million from $1.6 million for the nine months ended September 30, 2016. The increase was driven by the reduction to the contingency reserve established by the Company related to the Insurance acquisition as a result of changes in interest rate expectations.

Income from equity investees: Income from equity investees for the nine months ended September 30, 2017 increased $9.5 million to $12.7 million from $3.2 million for the nine months ended September 30, 2016. The increase in income was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero, and our Marine Services segment, principally from its equity interests in HMN, which realized a significant increase in earnings compared to the prior period. This was partially offset by our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other expenses, net: Other expense, net for the nine months ended September 30, 2017 increased $2.3 million to $8.1 million compared to $5.8 million for the nine months ended September 30, 2016. The increase is attributable to an increase in impairment expense in 2017, driven by impairments of one fixed maturity security and our original investment in DTV, and an increase foreign currency transaction expense largely driven by our Marine Services segment, offset by a prior year impairment related to one fixed maturity security.

Income tax (expense) benefit: Income tax (expense) benefit was an expense of $16.2 million and a benefit of $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax expense recorded for the nine months ended September 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for the nine months ended September 30, 2016 relates to losses generated for which we expected to obtain benefits from in the future based on our weighting of all positive and negative evidence that existed at the time. This benefit was partially offset by a valuation allowance recorded against the deferred tax assets of the Insurance segment during the first quarter of 2016.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the nine months ended September 30, 2017 decreased $3.0 million to $2.1 million from $5.1 million for the nine months ended September 30, 2016. In the comparable period, the Company incurred deemed dividends which were used to induce conversion of shares held by Corrib Master Fund, Ltd. and certain investment entities managed by Luxor Capital Group, LP. These deemed dividends were not repeated in the current period. In addition to the decrease in deemed dividends, conversions during the nine months ended September 30, 2017 and 2016 reduced the preferred share dividends paid on a quarterly basis.

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

Construction Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$151,697	$129,551	$22,146	$403,325	$372,964	$30,361

Cost of revenue	123,304	105,246	18,058	329,782	302,993	26,789
Selling, general and administrative expenses	14,395	11,558	2,837	43,346	34,251	9,095
Depreciation and amortization	1,314	431	883	4,194	1,262	2,932
Other operating (income) expense	486	(23)	509	92	(963)	1,055
Income from operations	$12,198	$12,339	$(141)	$25,911	$35,421	$(9,510)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net revenue: Net revenue from our Construction segment for the three months ended September 30, 2017 increased $22.1 million to $151.7 million from $129.6 million for the three months ended September 30, 2016. The increase was largely due to contribution from large complex projects which began gaining momentum during the third quarter of 2017, primarily in the Western region, and additional revenues from the acquisitions of PDC and BDS in the fourth quarter of 2016.

Net revenue from our Construction segment for the nine months ended September 30, 2017 increased $30.4 million to $403.3 million from $373.0 million for the nine months ended September 30, 2016. The increase was largely due to the acquisitions of PDC and BDS in the fourth quarter of 2016.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended September 30, 2017 increased $18.1 million to $123.3 million from $105.2 million for the three months ended September 30, 2016. The increase was largely due to large complex projects which increased costs relative to revenues when compared to the previous periods and additional costs from the acquisitions of PDC and BDS in the fourth quarter of 2016.

Cost of revenue from our Construction segment for the nine months ended September 30, 2017 increased $26.8 million to $329.8 million from $303.0 million for the nine months ended September 30, 2016. The increase was attributable to additional costs from the acquisitions of PDC and BDS in the fourth quarter of 2016 and better than bid performance in the 2016 comparable period.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended September 30, 2017 increased $2.8 million to $14.4 million from $11.6 million for the three months ended September 30, 2016. Selling, general and administrative expenses from our Construction segment for the nine months ended September 30, 2017 increased $9.1 million to $43.3 million from $34.3 million for the nine months ended September 30, 2016. The increases were due primarily to the additional operating costs associated with the acquisitions of PDC and BDS in the fourth quarter of 2016.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended September 30, 2017 increased $0.9 million, to $1.3 million from $0.4 million for the three months ended September 30, 2016. Depreciation and amortization from our Construction segment for the nine months ended September 30, 2017 increased $2.9 million, to $4.2 million from $1.3 million for the nine months ended September 30, 2016. This increase was due primarily to the expense associated with the assets acquired through the acquisitions of BDS and PDC in the fourth quarter of 2016. For the nine months ended September 30, 2017, the increase was further affected by a re-class entry which was recorded in the prior year. See Note 2 to our Condensed Consolidated Financial Statements for further details.

Other operating (income) expense: For the three months ended September 30, 2017, we recorded an expense of $0.5 million compared with no income or expense for the three months ended September 30, 2016. Other operating (income) expense from our Construction segment for the nine months ended September 30, 2017 increased by $1.1 million to expense of $0.1 million from income of $1.0 million for the nine months ended September 30, 2016. The increases in expenses were primarily driven by a reduction in gains recognized on the sale of assets sold when compared to the prior periods.

Marine Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$42,817	$50,653	$(7,836)	$123,382	$116,298	$7,084

Cost of revenue	32,475	35,616	(3,141)	97,772	85,383	12,389
Selling, general and administrative expenses	4,302	4,690	(388)	14,026	14,345	(319)
Depreciation and amortization	6,221	5,553	668	16,561	16,794	(233)
Other operating income	—	—	—	(3,251)	(10)	(3,241)
Income (loss) from operations	$(181)	$4,794	$(4,975)	$(1,726)	$(214)	$(1,512)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net revenue: Net revenue from our Marine Services segment for the three months ended September 30, 2017 decreased $7.8 million to $42.8 million from $50.7 million for the three months ended September 30, 2016. The decrease was driven by a reduction in revenue contribution from telecom installation revenues when compared to the prior period, partially offset by increased contribution from offshore power revenues.

Net revenue from our Marine Services segment for the nine months ended September 30, 2017 increased $7.1 million to $123.4 million from $116.3 million for the nine months ended September 30, 2016. The increases were largely driven by revenue contribution from offshore power installation, partially offset by a decrease in telecom installation revenues when compared to the prior periods.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended September 30, 2017 decreased $3.1 million to $32.5 million from $35.6 million for the three months ended September 30, 2016. The decrease was driven by the change in revenues.

Cost of revenue from our Marine Services segment for the nine months ended September 30, 2017 increased $12.4 million to $97.8 million from $85.4 million for the nine months ended September 30, 2016. The increase was driven by the increases in revenues and additional costs incurred from ongoing offshore power installation and repair projects as a result of project challenges and delays, primarily in the second quarter of 2017.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended September 30, 2017 increased $0.7 million, to $6.2 million from $5.6 million for the three months ended September 30, 2016. This was driven by an increase in depreciable assets compared to the prior period, largely from a CWind vessel purchase.

Other operating income: Other operating income from our Marine Services segment for the nine months ended September 30, 2017 increased $3.2 million to $3.3 million income from zero compared to the nine months ended September 30, 2016, driven by the current period gain on the sale of a maintenance vessel.

Energy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$3,919	$1,664	$2,255	$12,301	$4,151	$8,150

Cost of revenue	2,935	635	2,300	7,770	1,570	6,200
Selling, general and administrative expenses	873	299	574	2,400	1,042	1,358
Depreciation and amortization	1,247	581	666	3,876	1,480	2,396
Other operating expense	25	—	25	39	—	39
Income (loss) from operations	$(1,161)	$149	$(1,310)	$(1,784)	$59	$(1,843)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net revenue: Net revenue from our Energy segment for the three months ended September 30, 2017 increased $2.3 million to $3.9 million from $1.7 million for the three months ended September 30, 2016. Net revenue from our Energy segment for the nine months ended September 30, 2017 increased $8.2 million to $12.3 million from $4.2 million for the nine months ended September 30, 2016. The increases were primarily driven by acquisitions in 2016, which added fueling stations, and from additional developed stations commissioned subsequent to the comparable periods. This was partially offset by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended September 30, 2017 increased $2.3 million to $2.9 million from $0.6 million for the three months ended September 30, 2016. Cost of revenue from our Energy segment for the nine months ended September 30, 2017 increased $6.2 million to $7.8 million from $1.6 million for the nine months ended September 30, 2016. The increases were driven by an increase in CNG supply and utilities expenses from the new stations acquired or developed subsequent to the comparable periods, along with increased station down time and repair and maintenance expenses associated with the integration of acquired stations from Constellation CNG and Questar Fueling Company.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the three months ended September 30, 2017 increased $0.6 million to $0.9 million from $0.3 million for the three months ended September 30, 2016. Selling, general and administrative expenses from our Energy segment for the nine months ended September 30, 2017 increased $1.4 million to $2.4 million from $1.0 million for the nine months ended September 30, 2016. The increases were driven primarily by an increase in operating expenses due to growth in the number of stations.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the three months ended September 30, 2017 increased $0.7 million to $1.2 million from $0.6 million for the three months ended September 30, 2016. Depreciation and amortization from our Energy segment for the nine months ended September 30, 2017 increased $2.4 million to $3.9 million from $1.5 million for the nine months ended September 30, 2016. The increases were primarily due to new stations acquired and developed subsequent to the third quarter of 2016.

Telecommunications Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$167,881	$194,411	$(26,530)	$520,214	$508,248	$11,966

Cost of revenue	164,336	190,260	(25,924)	508,306	498,558	9,748
Selling, general and administrative expenses	2,062	1,947	115	6,585	5,687	898
Depreciation and amortization	94	145	(51)	285	390	(105)
Other operating (income) expense	15	(159)	174	15	179	(164)
Income from operations	$1,374	$2,218	$(844)	$5,023	$3,434	$1,589

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net revenue: Net revenue from our Telecommunications segment for the three months ended September 30, 2017 decreased $26.5 million to $167.9 million from $194.4 million for the three months ended September 30, 2016. The decrease was due primarily to fluctuations in wholesale traffic volumes.

Net revenue from our Telecommunications segment for the nine months ended September 30, 2017 increased $12.0 million to $520.2 million from $508.2 million for the nine months ended September 30, 2016. The increase was due primarily to growth in wholesale traffic volumes driven by new routing and growing relationships with existing customers.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended September 30, 2017 decreased $25.9 million to $164.3 million from $190.3 million for the three months ended September 30, 2016. The decrease was due primarily to fluctuations in wholesale traffic volumes.

Cost of revenue from our Telecommunications segment for the nine months ended September 30, 2017 increased $9.7 million to $508.3 million from $498.6 million for the nine months ended September 30, 2016. The increase was directly correlated to the growth in wholesale traffic volumes, partially offset by the segment's increased focus on lower cost termination.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the nine months ended September 30, 2017 increased $0.9 million to $6.6 million from $5.7 million for the nine months ended September 30, 2016. The increase was due primarily to an increase in salaries and commission expense as a result of improved sales force performance, as well as from an increase in operational support costs.

Insurance Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Life, accident and health earned premiums, net	$20,472	$19,967	$505	$60,648	$59,939	$709
Net investment income	16,287	14,799	1,488	48,530	42,585	5,945
Net realized gains (losses) on investments	978	(220)	1,198	2,854	(2,677)	5,531
Net revenue	37,737	34,546	3,191	112,032	99,847	12,185

Policy benefits, changes in reserves, and commissions	17,393	29,689	(12,296)	79,323	92,784	(13,461)
Selling, general and administrative	4,187	6,356	(2,169)	15,445	15,881	(436)
Depreciation and amortization	(1,319)	(1,161)	(158)	(3,440)	(2,901)	(539)
Income (loss) from operations	$17,476	$(338)	$17,814	$20,704	$(5,917)	$26,621

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net investment income: Net investment income from our Insurance segment for the three months ended September 30, 2017 increased $1.5 million to $16.3 million from $14.8 million for the three months ended September 30, 2016. Net investment income from our Insurance segment for the nine months ended September 30, 2017 increased $5.9 million to $48.5 million from $42.6 million for the nine months ended September 30, 2016. The increases were primarily driven by an increase in fixed maturity securities and mortgage loans, largely from investment of premium proceeds.

Net realized gains (losses) on investments: Net realized gains (losses) on investments from our Insurance segment for the three months ended September 30, 2017 increased $1.2 million to a $1.0 million gain from a $0.2 million loss for the three months ended September 30, 2016. The change was due to the timing of sales of fixed maturity and equity securities and mark to market adjustments of interest only bonds.

Net realized gains (losses) on investments from our Insurance segment for the nine months ended September 30, 2017 increased $5.5 million to a $2.9 million gain from a $2.7 million loss for the nine months ended September 30, 2016. The change was due to the timing of sales of fixed maturity and equity securities, reduction of realized losses from prior period, and mark to market adjustments of interest only bonds.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the three months ended September 30, 2017 decreased $12.3 million to $17.4 million from $29.7 million for the three months ended September 30, 2016. The decrease was driven by the decrease in reserves in large part due to conditional non-forfeiture options ("CNFO") elections and terminations exceeding plan as a result of rate increases approved earlier in 2017.

Policy benefits, changes in reserves, and commissions for the nine months ended September 30, 2017 decreased $13.5 million to $79.3 million from $92.8 million for the nine months ended September 30, 2016. The decrease was primarily due to certain implemented long term care rate increases, which generated significant CNFO activity during the nine months ended September 30, 2017. This was not experienced during the nine months ended September 30, 2016 significantly reducing the increase in reserves from the prior year.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended September 30, 2017 decreased $2.2 million to $4.2 million from $6.4 million for the three months ended September 30, 2016. The decrease was largely attributable to lower taxes, licenses and fees, and lower transition spend with the conclusion of the transition services agreement with Great American in the first quarter of 2017.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Selling, general and administrative expenses	$6,387	$2,506	$3,881	$13,038	$7,195	$5,843
Depreciation and amortization	50	32	18	129	87	42
Loss from operations	$(6,437)	$(2,538)	$(3,899)	$(13,167)	$(7,282)	$(5,885)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended September 30, 2017 increased $3.9 million to $6.4 million from $2.5 million for the three months ended September 30, 2016. Selling, general and administrative expenses from our Life Sciences segment for the nine months ended September 30, 2017 increased $5.8 million to $13.0 million from $7.2 million for the nine months ended September 30, 2016. The increases were primarily due to progress driven increases in clinical expenses and research and development at R2 and BeneVir.

Other Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net revenue	$2,358	$2,259	$99	$4,375	$2,613	$1,762

Cost of revenue	1,623	2,103	(480)	4,121	4,388	(267)
Selling, general and administrative expenses	1,846	2,096	(250)	4,674	3,756	918
Depreciation and amortization	272	378	(106)	933	1,052	(119)
Other operating expense	—	—	—	1,811	—	1,811
Loss from operations	$(1,383)	$(2,318)	$935	$(7,164)	$(6,583)	$(581)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net revenue: Net revenue from our Other segment for the three months ended September 30, 2017 increased $0.1 million, to $2.4 million from $2.3 million for the three months ended September 30, 2016. The comparable revenue for the third quarter can be attributed to the timing of the release of both the 2017 and 2016 version of the NASCAR® console games.

Net revenue from our Other segment for the nine months ended September 30, 2017 increased $1.8 million, to $4.4 million from $2.6 million for the nine months ended September 30, 2016. The increases were primarily driven by an increase in mobile game sales as a result of the NASCAR® Heat mobile game release in June 2017 and additional 2017 console game sales from the NASCAR® Heat Evolution game, which was released in September 2016. These sales significantly outperformed the sales of its predecessor NASCAR® '15 console game in the prior period.

Cost of revenue: Cost of revenue from our Other segment for the three months ended September 30, 2017 decreased $0.5 million to $1.6 million from $2.1 million for the three months ended September 30, 2016. The decrease was driven by a reduction in distribution fees from 704Games' largest distributor, and a decrease in development fees for our console game as there were one time fees incurred in 2016 which were not repeated in the current period.

Cost of revenue from our Other segment for the nine months ended September 30, 2017 decreased $0.3 million to $4.1 million from $4.4 million for the nine months ended September 30, 2016.The decrease was driven by a reduction in distribution fees from 704Games' largest distributor, and a decrease in development fees for our console game as there were one time fees incurred in 2016 which were not repeated in the current period. The decrease was partially offset by an increase in NASCAR® royalty expenses as a result of higher revenue in 2017 compared to 2016.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended September 30, 2017 decreased $0.3 million to $1.8 million from $2.1 million for the three months ended September 30, 2016. The decrease was mainly driven by cost saving measures implemented at 704Games during the third quarter of 2017.

Selling, general and administrative expenses from our Other segment for the nine months ended September 30, 2017 increased $0.9 million to $4.7 million from $3.8 million for the nine months ended September 30, 2016. The increase was driven by costs associated with NerVve, which was consolidated in August 2016, and increased salary and benefits expenses at 704Games.

Other operating expense: Other operating expense from our Other segment for the nine months ended September 30, 2017 was an expense of $1.8 million driven by impairment expense of NerVve's goodwill and property, plant and equipment.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Selling, general and administrative expenses	$11,304	$7,452	$3,852	$27,405	$25,337	$2,068
Depreciation and amortization	17	—	17	50	—	50
Loss from operations	$(11,321)	$(7,452)	$(3,869)	$(27,455)	$(25,337)	$(2,118)

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2017 increased $3.9 million to $11.3 million from $7.5 million for the three months ended September 30, 2016. The increase was primarily attributable to bonus related compensation associated with the increase in Net Asset Value ("NAV") at the end of the quarter, from compensation related expenses associated with some senior management changes we announced during the quarter, and acquisition related costs which increased compared to the previous period as a result of increased acquisition activity.

Selling, general and administrative expenses from our Non-operating Corporate segment for the nine months ended September 30, 2017 increased $2.1 million to $27.4 million from $25.3 million for the nine months ended September 30, 2016. The increase was attributable to bonus related compensation associated with the increase in NAV at the end of the period, from compensation related expenses associated with some senior management changes we announced during the quarter, and acquisition related costs which increased compared to the previous period as a result of increased activity. These increases were partially offset by a reduction in share-based compensation expense as a result of equity awards which fully vested in the first quarter of 2016 and minimal grants of such equity awards in 2016 and professional fees related to the restatement of 2014 results in 2016, which were not present in the current period.

The HC2 Compensation Committee established annual salary, cash and equity-based bonus arrangements for certain HC2 executive employees. In determining the amounts payable pursuant to such cash and equity-based bonus arrangements for these employees, the Company has historically measured the growth in the Company’s NAV in accordance with a formula established by HC2’s Compensation Committee (“Compensation NAV”). The Compensation NAV is generally determined by dividing the end of year Compensation NAV per share by the beginning year Compensation NAV per share and subtracting 1 from this amount (the “NAV Return”), and then subtracting the required threshold return rate from the NAV Return.

For the nine months ended September 30, 2017, underlying performance of the Compensation NAV increased 24.0% as compared to an increase of less than 1% for the comparable period.  Because the NAV Return did not exceed the required threshold return rate for the twelve months ended December 31, 2015, the 2016 beginning year Compensation NAV per share was equal to the 2015 end of year Compensation NAV per share. A Compensation NAV bonus was not accrued for in respect of the nine months ended September 30, 2016, because the NAV Return did not exceed the required threshold return rate.

Income (loss) from Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Marine Services	$2,839	$3,778	$(939)	$17,094	$11,240	$5,854
Life Sciences	(1,840)	(520)	(1,320)	(4,342)	(1,235)	(3,107)
Other	(28)	(2,923)	2,895	(85)	(6,852)	6,767
Income from equity investments	$971	$335	$636	$12,667	$3,153	$9,514

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Marine Services: Income from equity investments in our Marine Services segment for the three months ended September 30, 2017 decreased $0.9 million to $2.8 million from $3.8 million for the three months ended September 30, 2016. The decrease in income was driven by a reduction in income from our equity interests in HMN due to timing of projects in the period.

Income from equity investments in our Marine Services segment for the nine months ended September 30, 2017 increased $5.9 million to $17.1 million from $11.2 million for the nine months ended September 30, 2016. The increase in income was primarily driven by strong performance from our equity interest in HMN in the first quarter of 2017.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended September 30, 2017 increased $1.3 million to a loss of $1.8 million from a loss of $0.5 million for the three months ended September 30, 2016. Loss from equity investments from our Life Sciences segment for the nine months ended September 30, 2017 increased $3.1 million to a loss of $4.3 million from a loss of $1.2 million for the nine months ended September 30, 2016. The increases were largely due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other: Loss from equity investments from our Other segment for the three months ended September 30, 2017 decreased $2.9 million when compared to the three months ended September 30, 2016. Loss from equity investments from our Other segment for the nine months ended September 30, 2017 decreased $6.8 million when compared to the nine months ended September 30, 2016. The change was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; and acquisition costs.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Our Adjusted EBITDA was $9.8 million and $18.2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to our Marine Services segment, driven by decreases in telecom installation revenues, a reduction in equity method income, and increased losses from our Life Sciences segment, as our early stage companies continue to develop their businesses and meet major milestones.

	Three Months Ended September 30, 2017
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(5,967)
Less: Net Income attributable to HC2 Holdings Insurance Segment								4,280
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$7,082	$844	$(939)	$1,348	$(6,760)	$(600)	$(11,222)	(10,247)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,314	6,221	1,247	94	50	272	17	9,215
Depreciation and amortization (included in cost of revenue)	1,293	—	—	—	—	—	—	1,293
Amortization of equity method fair value adjustment at acquisition	—	(573)	—	—	—	—	—	(573)
(Gain) loss on sale or disposal of assets	486	—	25	—	—	—	—	511
Lease termination costs	—	—	—	15	—	—	—	15
Interest expense	238	1,021	262	14	—	1	11,686	13,222
Net loss on contingent consideration	—	—	—	—	—	—	(6,320)	(6,320)
Other (income) expense, net	(165)	888	277	12	(10)	(118)	(718)	166
Foreign currency (gain) loss (included in cost of revenue)	—	(238)	—	—	—	—	—	(238)
Income tax (benefit) expense	4,481	(137)	—	—	—	—	(4,746)	(402)
Noncontrolling interest	558	43	(763)	—	(1,506)	(689)	—	(2,357)
Bonus to be settled in equity	—	—	—	—	—	—	765	765
Share-based payment expense	—	394	179	—	71	19	718	1,381
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition Costs	1,501	300	—	—	—	—	1,564	3,365
Adjusted EBITDA	$16,788	$8,763	$288	$1,483	$(8,155)	$(1,115)	$(8,256)	$9,796

Total Core Operating Subsidiaries	$27,322

	Three Months Ended September 30, 2016
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(4,558)
Less: Net (loss) attributable to HC2 Holdings Insurance Segment								(2,189)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$6,962	$8,696	$27	$1,796	$(2,285)	$(8,160)	$(9,404)	(2,368)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	431	5,554	582	144	32	380	4	7,127
Depreciation and amortization (included in cost of revenue)	1,321	—	—	—	—	—	—	1,321
Amortization of equity method fair value adjustment at acquisition	—	(329)	—	—	—	—	—	(329)
(Gain) loss on sale or disposal of assets	(23)	—	—	—	—	—	—	(23)
Lease termination costs	—	—	—	(159)	—	—	—	(159)
Interest expense	304	1,328	119	—	—	—	8,969	10,720
Net gain on contingent consideration	—	(1,381)	—	—	—	—	—	(1,381)
Other (income) expense, net	(12)	(632)	(24)	422	(2)	3,892	835	4,479
Foreign currency (gain) loss (included in cost of revenue)	—	(283)	—	—	—	—	—	(283)
Income tax (benefit) expense	4,672	96	—	—	—	—	(7,851)	(3,083)
Noncontrolling interest	411	465	27	—	(770)	(974)	—	(841)
Share-based payment expense	—	546	3	—	128	37	1,088	1,802
Non-recurring items	—	—	—	—	—	—	173	173
Acquisition Costs	429	—	—	—	—	—	648	1,077
Adjusted EBITDA	$14,495	$14,060	$734	$2,203	$(2,897)	$(4,825)	$(5,538)	$18,232

Total Core Operating Subsidiaries	$31,492

Construction: Adjusted EBITDA income from our Construction segment for the three months ended September 30, 2017 increased $2.3 million to $16.8 million from $14.5 million for the three months ended September 30, 2016. The increase was largely due to contribution from large complex projects which began gaining momentum during the third quarter of 2017, primarily in the Western region, and from the acquisitions of PDC and BDS in the fourth quarter of 2016. This was partially offset by better-than-bid performance on commercial projects in the West region recognized in the comparable period.

Marine Services: Adjusted EBITDA income from our Marine Services segment for the three months ended September 30, 2017 decreased $5.3 million to $8.8 million from $14.1 million for the three months ended September 30, 2016. The decrease was driven by a reduction in revenue contribution from telecom installation revenues, and from a reduction in equity method income, largely from a decline in joint venture income in HMN when compared to the prior period.

Energy: Adjusted EBITDA income from our Energy segment for the three months ended September 30, 2017 decreased $0.4 million to $0.3 million from $0.7 million for the three months ended September 30, 2016 attributable to increased station down time and repair and maintenance expenses associated with the integration of acquired stations from Constellation CNG and Questar Fueling Company.

Telecommunications: Adjusted EBITDA income from our Telecommunications segment for the three months ended September 30, 2017 decreased $0.7 million to $1.5 million from $2.2 million for the three months ended September 30, 2016. The decrease was due primarily to fluctuations in wholesale call traffic terminated, partially offset by the continued focus on higher margin wholesale traffic mix, improved operational efficiencies, and customer relationships across the platform.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2017 increased $5.3 million to $8.2 million from $2.9 million due to a progress-driven increase in costs at early-stage consolidating subsidiaries, principally R2, and an increase in equity method losses recorded for MediBeacon as a result of increased expenses following ongoing and successful completion of development and clinical milestones.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the three months ended September 30, 2017 decreased $3.7 million to $1.1 million from $4.8 million for the three months ended September 30, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the three months ended September 30, 2017 as our basis in this investment is zero. This was further decreased by lower losses at 704Games as a result of a reduction in distribution fees from 704Games' largest distributor and a decrease in development fees for our console game driven by a one time fee incurred in 2016 which was not repeated in the current period.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2017 increased $2.7 million to $8.3 million from $5.5 million for the three months ended September 30, 2016. The increase was attributable to bonus related compensation associated with the increase in NAV at the end of the period, from compensation related expenses associated with some senior management changes we announced during the quarter.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Our Adjusted EBITDA was $31.1 million and $33.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to our Life Sciences segment as our early stage companies continue to develop their businesses and meet major milestones, offset by our Other segment driven by our equity investment in Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero.

	Nine Months Ended September 30, 2017
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(38,374)
Less: Net Income attributable to HC2 Holdings Insurance Segment								3,683
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$14,464	$8,943	$(2,001)	$4,910	$(14,276)	$(9,787)	$(44,310)	(42,057)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4,194	16,561	3,876	285	129	933	50	26,028
Depreciation and amortization (included in cost of revenue)	3,835	—	—	—	—	—	—	3,835
Amortization of equity method fair value adjustment at acquisition	—	(1,223)	—	—	—	—	—	(1,223)
Asset impairment expense	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	93	(3,500)	39	—	—	—	—	(3,368)
Lease termination costs	—	249	—	15	—	—	—	264
Interest expense	619	3,363	552	37	—	2,408	32,431	39,410
Net loss on contingent consideration	—	—	—	—	—	—	(6,001)	(6,001)
Other (income) expense, net	(158)	2,443	1,652	77	(25)	2,800	(460)	6,329
Foreign currency (gain) loss (included in cost of revenue)	—	(131)	—	—	—	—	—	(131)
Income tax (benefit) expense	9,792	239	12	—	—	—	(9,112)	931
Noncontrolling interest	1,190	381	(2,002)	—	(3,208)	(2,666)	—	(6,305)
Bonus to be settled in equity	—	—	—	—	—	—	1,350	1,350
Share-based payment expense	—	1,133	361	—	239	66	2,207	4,006
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition costs	2,447	300	—	—	—	—	3,425	6,172
Adjusted EBITDA	$36,476	$28,758	$2,489	$5,324	$(17,141)	$(4,436)	$(20,420)	$31,050

Total Core Operating Subsidiaries	$73,047

	Nine Months Ended September 30, 2016
	Core Operating Subsidiaries				Early Stage & Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.								$(33,085)
Less: Net (loss) attributable to HC2 Holdings Insurance Segment								(11,978)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$20,710	$8,780	$68	$4,007	$(2,991)	$(21,264)	$(30,417)	(21,107)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,263	16,793	1,479	389	87	1,050	4	21,065
Depreciation and amortization (included in cost of revenue)	3,048	—	—	—	—	—	—	3,048
Amortization of equity method fair value adjustment at acquisition	—	(1,046)	—	—	—	—	—	(1,046)
(Gain) loss on sale or disposal of assets	(963)	(10)	—	—	—	—	—	(973)
Lease termination costs	—	—	—	179	—	—	—	179
Interest expense	917	3,683	142	—	—	1	26,871	31,614
Net gain on contingent consideration	—	(1,573)	—	—	—	—	—	(1,573)
Other (income) expense, net	(88)	383	(399)	(574)	(3,223)	9,888	(311)	5,676
Foreign currency (gain) loss (included in cost of revenue)	—	(1,970)	—	—	—	—	—	(1,970)
Income tax (benefit) expense	12,641	(756)	—	—	—	—	(21,481)	(9,596)
Noncontrolling interest	1,240	510	249	—	(2,302)	(2,062)	—	(2,365)
Share-based payment expense	—	1,307	107	—	184	238	4,833	6,669
Non-recurring items	—	—	—	—	—	—	1,513	1,513
Acquisition costs	428	266	27	18	—	—	1,821	2,560
Adjusted EBITDA	$39,196	$26,367	$1,673	$4,019	$(8,245)	$(12,149)	$(17,166)	$33,694

Total Core Operating Subsidiaries	$71,255

Construction: Adjusted EBITDA income from our Construction segment for the nine months ended September 30, 2017 decreased $2.7 million to $36.5 million from $39.2 million for the nine months ended September 30, 2016. The decrease was due in part to project delays associated with design changes on certain existing projects in backlog for the first nine months of 2017, as well as better-than bid performance on commercial projects in the comparable period.

Marine Services: Adjusted EBITDA income from our Marine Services segment for the nine months ended September 30, 2017 increased $2.4 million to $28.8 million from $26.4 million for the nine months ended September 30, 2016. The increase was primarily driven by increases in equity method income through our joint venture investment in HMN largely in the first quarter of 2017.

Energy: Adjusted EBITDA income from our Energy segment for the nine months ended September 30, 2017 increased $0.8 million to $2.5 million from $1.7 million for the nine months ended September 30, 2016 due to the impact of sales from stations acquired and commissioned subsequent to the comparable period, offset in part by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Telecommunications: Adjusted EBITDA income from our Telecommunications segment for the nine months ended September 30, 2017 increased $1.3 million to $5.3 million from $4.0 million for the nine months ended September 30, 2016. The increase was due to the Company’s focus on the wholesale traffic termination mix that maximizes margin contribution.

Life Sciences: Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2017 increased $8.9 million to a loss of $17.1 million from a loss of $8.2 million due to a progress driven increase in costs at R2, and an increase in equity method losses recorded for MediBeacon as a result of increased expenses following successful completion of development and clinical milestones.

Other and Eliminations: Adjusted EBITDA loss from the Other segment and eliminations for the nine months ended September 30, 2017 decreased $7.7 million to $4.4 million from $12.1 million for the nine months ended September 30, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the nine months ended September 30, 2017 as our basis in this investment is zero.

Non-operating Corporate: Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2017 increased $3.3 million to $20.4 million from $17.2 million for the nine months ended September 30, 2016. The increase was attributable to bonus related compensation associated with the increase in NAV at the end of the period and from compensation related expenses associated with some senior management changes we announced during the quarter.

Adjusted Operating Income - Insurance

Adjusted Operating Income for the Insurance segment ("Insurance AOI") is a non-U.S. GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate its financial performance. Management believes that Insurance AOI measures provide investors with meaningful information for gaining an understanding of certain results and provides insight into an organization’s operating trends and facilitates comparisons between peer companies. However, Insurance AOI has certain limitations and we may not calculate it the same as other companies in our industry. It should therefore be read together with the Company's results calculated in accordance with U.S. GAAP.

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

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; non-recurring items; and acquisition costs. Management believes that Insurance AOI provides a meaningful financial metric that helps investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net Income (loss) - Insurance segment	$4,282	$(2,189)	$6,471	$3,685	$(11,978)	$15,663
Effect of investment (gains) losses	(978)	220	(1,198)	(2,854)	2,677	(5,531)
Asset impairment expense	—	—	—	3,364	—	3,364
Acquisition costs	422	269	153	1,158	269	889
Insurance AOI	$3,726	$(1,700)	$5,426	$5,353	$(9,032)	$14,385

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Our Insurance AOI for the three months ended September 30, 2017 and 2016 was income of $3.7 million and a loss of $1.7 million, respectively. Our Insurance AOI for the nine months ended September 30, 2017 and 2016 was income of $5.4 million and a loss of $9.0 million, respectively. The increases were primarily due to higher net investment income and a reduction in insurance benefits, due to reserves released and a decrease in SG&A expenses driven by the termination of the Transition Services Agreement in early 2017. The increase was partially offset by an increase in tax expense due to higher operating profits, as a result of reserve releases, and increased taxable investment gains in the year.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on its Preferred Stock. HC2 also has liquidity needs related to recurring operational expenses.

As of September 30, 2017, the Company had $130.8 million of cash and cash equivalents compared to $115.4 million as of December 31, 2016. On a stand-alone basis, as of September 30, 2017, HC2 had cash and cash equivalents of $48.5 million compared to $21.7 million at December 31, 2016. At September 30, 2017, cash and cash equivalents in our Insurance segment was $30.0 million compared to $24.5 million at December 31, 2016.

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

As of September 30, 2017, the Company had $503.8 million of indebtedness on a consolidated basis compared to $438.4 million as of December 31, 2016. On a stand-alone basis, as of September 30, 2017, HC2 had $400.0 million of indebtedness compared to $307.0 million as of December 31, 2016.

All of HC2's stand-alone debt consists of the 11.0% Notes. HC2 is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the three months ended September 30, 2017, HC2 received $2.0 million in dividends from our Telecommunications segment.

During the nine months ended September 30, 2017, HC2 received $13.5 million and $6.0 million in dividends from our Construction and Telecommunications segments, respectively.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its Net Operating Losses. During the nine months ended September 30, 2017, HC2 received $5.0 million from DBMG under this tax sharing agreement.

As announced on November 1, 2017, DBMG will pay a cash dividend of $1.29 per share on November 29, 2017 to stockholders of record at the close of business on November 15, 2017. HC2 is expected to received $4.5 million of the $5.0 million dividend payout.

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

On or about November 9, 2017, the Company expects to sign a $75 million bridge loan to finance acquisitions in the low power broadcast television distribution market. Once completed, the Company will file an 8-K which will include the final terms of the loan.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of September 30, 2017, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of September 30, 2017, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of September 30, 2017, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016
Operating activities	$37,107	$54,979	$(17,872)
Investing activities	(66,959)	(80,072)	13,113
Financing activities	45,421	(10,863)	56,284
Effect of exchange rate changes on cash and cash equivalents	(149)	(1,347)	1,198
Net increase (decrease) in cash and cash equivalents	$15,420	$(37,303)	$52,723
Operating Activities

Cash provided by operating activities totaled $37.1 million for the nine months ended September 30, 2017 as compared to $55.0 million for the nine months ended September 30, 2016. The $17.9 million decrease was the result of decreases in working capital largely driven by the Company's Telecommunication segment due to timing of collections and payments on trade related activity when compared to the previous period, and a decrease in cash received from equity investments driven by our Marine Services segment.

Investing Activities

Cash used in investing activities totaled $67.0 million for the nine months ended September 30, 2017 as compared to $80.1 million for the nine months ended September 30, 2016. The $13.1 million decrease was driven by our Insurance segment, due to redeployment of cash in 2016 into fixed maturity securities subsequent to the acquisition of the Insurance Company in December 2015, and cash paid for business acquisitions in the comparable period which were not repeated during the nine months ended September 30, 2017.

Financing Activities

Cash provided by financing activities totaled $45.4 million for the nine months ended September 30, 2017 as compared to cash used in financing activities of $10.9 million for the nine months ended September 30, 2016. The $56.3 million change was driven by additional borrowings under our 11% Notes offset by repayment of the 11.0% Bridge Note, compared to the prior period, during which we had no significant borrowings or repayments of the 11% Notes.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,298	$7,056	$138	$1,047	$—
Preferred Equity	2,484	15,710	—	2,484	9,971	—
Derivatives	3,097	—	2,164	3,097	—	3,813
Limited Partnerships	—	733	—	—	1,116	—
Joint Ventures	—	58,919	—	—	40,697	—
Total	$5,581	$76,660	$9,220	$5,719	$52,831	$3,813

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2017 debt balance, DBMG anticipates that its interest payments will be approximately $0.2 million each quarter.

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

Market Environment

GMSL earns revenues in a variety of currencies including the U.S. dollar, the Singapore dollar and the British pound. The exchange rates between the U.S. dollar, the Singapore dollar and the British pound have fluctuated in recent periods and may fluctuate substantially in the future. Any material appreciation or depreciation of these currencies against each other may have a negative impact on GMSL's results of operations and financial condition.

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

Market environment

As of September 30, 2017, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s insurance subsidiary to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiary is domiciled, which subject its subsidiary to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiary to maintain minimum solvency requirements and limit the amount of dividends this subsidiary can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2016, CIG’s insurance subsidiary exceeds the minimum RBC requirements. CIG’s insurance subsidiary paid no dividends to CIG in fiscal year 2016 and has further agreed with its state regulator to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

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

Additionally, CGI entered into a capital maintenance agreement with Great American Financial Resources, Inc. ("Great American"). Under the agreement, if the acquired company’s total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, Great American has agreed to pay cash or assets to the acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statement). Great American’s obligation to make such payments is capped at $35.0 million under the capital maintenance agreement. The capital maintenance agreement will remain in effect from January 1, 2016 to January 1, 2021 or until payments by Great American under the agreement equal the cap. Pursuant to the purchase agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the capital maintenance agreement.

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
Investments

At September 30, 2017 and December 31, 2016, CIG’s investment portfolio is comprised of the following (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,713	1.1%	$15,950	1.1%
States, municipalities and political subdivisions	392,958	26.8%	375,077	26.6%
Foreign government	5,912	0.4%	5,978	0.4%
Residential mortgage-backed securities	110,841	7.5%	138,196	9.8%
Commercial mortgage-backed securities	31,099	2.1%	49,053	3.5%
Asset-backed securities	127,988	8.7%	77,665	5.5%
Corporate and other	651,540	44.4%	617,039	44.0%
Common stocks (*)	40,769	2.8%	53,892	3.8%
Perpetual preferred stocks	38,484	2.6%	36,654	2.6%
Mortgage loans	26,427	1.8%	16,831	1.2%
Policy loans	18,038	1.2%	18,247	1.3%
Other invested assets	8,969	0.6%	3,415	0.2%
Total	$1,468,738	100.0%	$1,407,997	100.0%
(*) Balance includes fair value of certain securities held by the Company, which are either eliminated on consolidation or reported within Other invested assets.

Credit Quality

Insurance statutes regulate the type of investments that CIG is permitted to make and limit the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and CIG's business and investment strategy, CIG generally seeks to invest in (i) securities rated investment grade by established nationally recognized statistical rating organizations (each, a nationally recognized statistical rating organization ("NRSRO")), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$710,626	53.2%	$738,509	57.8%
BBB	434,602	32.5%	382,555	29.9%
Total investment grade	1,145,228	85.7%	1,121,064	87.7%
BB	35,760	2.7%	37,093	2.9%
B	8,760	0.7%	20,214	1.6%
CCC, CC, C	29,686	2.2%	35,021	2.7%
D	12,591	0.9%	17,075	1.3%
NR	104,026	7.8%	48,491	3.8%
Total non-investment grade	190,823	14.3%	157,894	12.3%
Total	$1,336,051	100.0%	$1,278,958	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the three months ended September 30, 2017 and 2016, approximately 11.7% and 34.1% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the nine months ended September 30, 2017 and 2016, approximately 11.6% and 30.4% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Condensed Consolidated Financial Statements is the United States dollar ("USD"). The local currency of each country is the functional currency for each of our respective entities operating in that country.

In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling ("GBP") exchange rate. Changes in the exchange rate of USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the Condensed Consolidated Financial Statements. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at September 30, 2017 included letters of credit of $8.8 million under Credit and Security Agreements and performance bonds of $278.4 million.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in this Quarterly Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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

•
the impact of covenants in the Certificates of Designation governing the Preferred Stock, the 11.0% Notes Indenture, the Credit and Security Agreement governing the DBMG Facility, the CWind line of credit with Barclays, the ANG term loans and notes with Signature Financial,

M&T Bank and Pioneer Savings Bank, and future financing agreements, on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

Marine Services / Global Marine Systems Limited

Actual results or other outcomes of Global Marine Systems Limited ("GMSL"), and thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

Telecommunications / PTGi International Carrier Services, Inc.

Actual results or other outcomes of PTGi International Carrier Services, Inc. ("ICS"), and thus, our Telecommunications segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

Insurance / Continental Insurance Group Ltd.

Actual results or other outcomes of Continental Insurance Group Ltd. ("CIG"), the parent operating company of CGI (and the formerly separate operating subsidiary UTA, which merged into CGI on December 31, 2016), and together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	our Insurance segment’s ability to maintain statutory capital and maintain or improve its financial strength;

•	our Insurance segment’s reserve adequacy, including the effect of changes to accounting or actuarial assumptions or methodologies;

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

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect, among other things, our Insurance segment’s ability to access capital resources and the costs associated therewith, the fair value of our Insurance segment’s investments, which could result in impairments and OTTI, and certain liabilities;

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

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects OTTI.

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of September 30, 2017, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $138.6 million, $277.1 million, and $415.7 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of September 30, 2017 of $25.3 million, would result in an increase in the recorded interest expense of $0.3 million, $0.5 million, and $0.8 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than disclosed below, there have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017,

Utilities

The adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles, may impact our business.

Programs and regulations that have the effect of encouraging the use of CNG as a vehicle fuel are subject to change, and could expire or be repealed or amended as a result of changes in federal, state or local political, social or economic conditions. For example, the results of the recent U.S. presidential election have created increased uncertainty regarding the future of these programs and regulations. In particular, the Volumetric Excise Tax Credit (the "VETC"), which expired on December 31, 2016 and may not be available in any subsequent period, provided a tax credit worth $0.50 per gasoline gallon equivalent of compressed natural gas, or diesel gallon equivalent of liquefied natural gas, which our subsidiary ANG claimed for a portion of its fuel sales each year.  The VETC tax credit had been used as an incentive for fleet operators to adopt natural gas vehicles, as it helped offset the incremental cost of a natural gas vehicle versus a similar gas- or diesel-powered version. The termination, modification or repeal of federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG as a vehicle fuel and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations may have an adverse impact on our business.

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

(a) Exhibits (see Exhibit Index in the below page)

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

Exhibit Number	Description

10.1^	Employment Agreement dated as of September 11, 2017, by and between HC2 and Joseph Ferraro

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (iii) Condensed Consolidated Balance Sheets at September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*
These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.

Date: November 8, 2017	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)