Form 10-K
period 2017-12-31
HC2 HOLDINGS, INC.
filed 2018-03-14
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer, " "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of HC2’s common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $239,529,238, based on the closing sale price of the Common Stock on such date.
As of February 28, 2018, 44,225,695 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, "HC2," means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward looking statements. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

General

HC2 is a diversified holding company that seeks opportunities to acquire and grow businesses that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2017, our seven reportable operating segments based on management’s organization of the enterprise included Construction (f/k/a Manufacturing), Marine Services, Energy (f/k/a Utilities), Telecommunications, Insurance, Life Sciences and Other.

Our principal operating subsidiaries include the following assets:

(i)	DBM Global Inc. ("DBMG") (Construction), a family of companies providing fully integrated structural and steel construction services;

(ii)	Global Marine Systems Limited ("GMSL") (Marine Services), a leading provider of engineering and underwater services on submarine cables;

(iii)	American Natural Gas ("ANG") (Energy), a compressed natural gas fueling company;

(iv)	PTGi-International Carrier Services Inc. ("ICS") (Telecommunications), a provider of internet-based protocol and time-division multiplexing access and transport of long-distance voice minutes;

(v)
Continental Insurance Group Ltd. ("CIG") (Insurance), a platform for our run-off long-term care and life and annuity business, through its insurance company, Continental General Insurance Company ("CGI" or the "Insurance Company");

(vi)	Pansend Life Sciences, Ltd. ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development; and

(vii)
Other, including controlling interests in 704Games Company (f/k/a DMi, Inc.) ("704Games"), which owns licenses to create and distribute NASCAR® video games and HC2 Broadcasting Holdings Inc. ("Broadcasting"), which strategically acquires broadcasting assets across the United States. In addition, Other includes noncontrolling interests in various investments.

We expect to continue to focus on acquiring and investing in businesses with attractive assets that we consider to be undervalued or fairly valued, and growing our acquired businesses.

Overall Business Strategy

We evaluate strategic and business alternatives, which may include the following: acquiring assets or businesses unrelated to our current or historical operations; operating, growing or acquiring additional assets or businesses related to our current or historical operations; or winding down or selling our existing operations. We generally pursue either controlling positions in durable, cash-flow generating businesses or companies we believe exhibit substantial growth potential. We may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, we have broad discretion in identifying and selecting both the industry and the possible acquisition or business combination opportunity. We have not identified a specific industry to focus on and there can be no assurance that we will, or we will be able to, identify or successfully complete any such transaction. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

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

Employees

As of December 31, 2017, we had approximately 3,358 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Construction Segment (DBMG)

DBM Global Inc., is a fully integrated Building Information Modelling ("BIM") modeler, detailer, fabricator, and erector of structural steel and heavy steel plate. DBMG details, models, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Headquartered in Phoenix, Arizona, DBMG has operations in Arizona, California, Georgia, Kansas, Texas, and Utah with construction projects primarily located in the aforementioned states. The Company maintains a 92% controlling interest in DBMG.

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

•
Emphasize Innovative Services: DBMG focuses its BIM modelling, design-build, engineering, detailing, fabrication and erection expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modelling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums and uniquely designed hotels and casinos; and

•
Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions.

Services and Customers

DBMG operates primarily within the over $600 billion non-residential construction industry, which serves a diverse set of end markets.

DBMG consists of five business units spread across diverse steel markets: Schuff Steel Company ("SSC") (steel fabrication and erection), Schuff Steel Management Company ("SSMC") (management of smaller projects, leveraging subcontractors), PDC Global Pty Ltd. ("PDC") (steel detailing, BIM modelling and BIM management services), BDS VirCon ("BDS") (steel detailing, rebar detailing and BIM modelling services) and the Aitken product line ("Aitken") (manufacturing of equipment for the oil and gas industry). For the fiscal year ended December 31, 2017 revenues were as follows:

	Revenue	% of Revenue
SSC	$521.7	90.1%
SSMC	29.7	5.1%
PDC	14.8	2.6%
BDS	7.6	1.3%
Aitken	5.2	0.9%
	$579.0	100.0%

The majority of DBMG's business is in North America, but PDC and BDS provide detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2017, DBMG's two largest customers represented approximately 38.0% of revenues. In 2016, the same customers represented approximately 17.0% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 70%-90% and a sales pipeline that includes over $586 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly-fragmented across many small firms.

DBMG achieves a highly-efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its nine fabrication shops in the United States and 20 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines and the UK.

DBMG operates with minimal bonding requirements, with the current balance of less than 40% of DBMG's backlog (out of a total backlog of $723.4 million) as of December 31, 2017, and bonding is reduced as projects are billed, rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

DBMG offers a variety of services to its customers which it believes enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design and budgeting, steel management, fabrication, erection, and BIM:

•
BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally DBMG’s use of SIMS in conjunction with BIM allows for real-time reporting on a project’s progress and an information-rich model review.

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

•
Steel Management: Using DBMG’s proprietary Schuff Steel Integrated Management System ("SIMS"), DBMG can track any piece of steel and instantly know its location. Additionally, DBMG can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of DBMG-approved subcontractors.

•
Fabrication: Through its nine fabrication shops in California, Arizona, Texas, Kansas, Georgia, and Utah, DBMG has one of the highest fabrication capacities in the United States, with over 1.3 million square feet under roof and a maximum annual fabrication capacity of approximately 318,000 tons.

•
Erection: Named the top steel erector in the United States for 2007, 2008, 2011, 2013, 2014, 2015, 2016, and 2017 by Engineering News-Record, DBMG knows how to add value to its projects through the safe and efficient erection of steel structures.

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

•
BIM Management: PDC is an industry leading provider of BIM management consultancy services ("BIM Management"), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. PDC’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modelling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support.

•
Bridge Steel Detailing: Utilizing industry leading technologies, PDC, through its wholly owned subsidiary Candraft Detailing, provides steel detailing services for bridges which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

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

•
Rebar Detailing: These services, including rebar detailing and estimating, are delivered by a staff experienced in rebar installation and familiar with the construction practices and constructibility issues that arise on project sites. Deliverables include: field placement/shop drawings, field and/or phone support, 2D and 3D modelling, connection sketches, bar listing in ASA format, DGN files, and complete rebar estimating.

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2017, DBMG purchased approximately 50% of the total value of steel and steel components purchased from two domestic steel vendors. See Item 1A - Risk Factors - "Risks Related to the Construction segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

Sales and Distributions

DBMG obtains contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, or unit cost arrangements. Bidding and negotiations require DBMG to estimate the costs of the project up front, with most projects typically lasting from one to 12 months. However, large and more complex projects can often last two years or more.

Marketing

Sales managers lead DBMG’s sales and marketing efforts. Each sales manager is primarily responsible for estimating sales and marketing efforts in defined geographic areas. In addition, DBMG employs full-time project estimators and chief estimators. DBMG’s sales representatives build and maintain relationships with general contractors, architects, engineers and other potential sources of business to identify potential new projects. DBMG generates future project reports to track the weekly progress of new opportunities. DBMG’s sales efforts are further supported by most of its executive officers and engineering personnel, who have substantial experience in the design, detailing, modelling, fabrication and erection of structural steel and heavy steel plate.

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

Employees

As of December 31, 2017, DBMG employed approximately 2,665 people across the globe, including the U.S., Canada, Australia, New Zealand, India, Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 24% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2017, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

DBMG maintains commercial general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate. In addition, DBMG maintains umbrella coverage limits of $50.0 million. DBMG also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of its facilities and property. DBM maintains professional liability insurance in the amount of $5.0 million for professional services related to our work in steel erection and fabrication projects.
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

Marine Services Segment (GMSL)

Global Marine Services Limited is a global offshore engineering company focused on specialist subsea services across three market sectors, namely telecommunications, offshore power, and oil and gas.

Strategy Overview

GMSL is a leading independent operator in the subsea cable installation and maintenance markets. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. In order to accomplish these goals, GMSL has developed a comprehensive strategy which includes:

•	Developing opportunities in the offshore power market;

•
Diversifying the business by pursuing growth within its three market segments (telecommunications, offshore power, and oil and gas), which it believes will strengthen its quality of earnings and reduce exposure to one particular market segment;

•	Retaining and building its leading position in telecommunications maintenance and installation;

•	Working to develop convergence of its maintenance services across all three market segments; and

•	Pursuing targeted mergers and acquisitions, joint ventures, partnerships and opportunities to build a larger operating platform that can benefit from increased operating efficiencies.

GMSL has a highly experienced management team with a proven track record and has demonstrated the ability to enter new markets and generate returns for investors. The senior management team has in excess of 70 years combined experience within the telecommunications, oil and gas, and offshore power segments.

Telecommunications: GMSL provides maintenance and installation services to its global telecommunications customers. GMSL has a long, well-established reputation in the telecommunications sector and is a leading provider of subsea services in the industry. It operates in a mature market and is the largest independent provider in the maintenance segment. GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of up to 60 global telecommunications providers. Typically, GMSL enters into five- to seven-year contracts to provide maintenance services to cable systems that are located in specific geographical areas. These contracts provide highly stable, predictable and recurring revenue and earnings. Additionally, GMSL provides installation of cable systems, including route planning, mapping, route engineering, cable-laying, trenching and burial. GMSL’s installation business is project-based, with contracts typically lasting one to five months.

Offshore Power: As a result of the expiration of the Prysmian Non-Compete Agreement in November 2015, GMSL has been able to recommence bidding for projects in the high-growth, high-margin offshore power market. Given that renewable energy production is predicted to grow over the next decade, with a substantial proportion of that energy to be harvested offshore, GMSL believes it is well-positioned to capitalize on this anticipated growth of the offshore alternative energy market in construction, as well as operations and maintenance, with a strong presence in Northern Europe and Asia (especially China). GMSL’s management believes the offshore wind farm operations and maintenance sub-sector represents a significant opportunity for GMSL and, through its acquisition of CWind in 2016, GMSL is developing strategies to realize that opportunity.

Oil and Gas: GMSL provides installation, maintenance and repair of fiber optic communication and power infrastructure to offshore platforms, through which it realizes higher margins than in its other segments due to operational complexity. Its primary activities include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems that allow customers to monitor subsea seismic data. The majority of GMSL’s oil and gas business is contracted on a project-by-project basis with major energy producers or Tier I engineering, procurement and construction ("EPC") contractors.

GMSL’s track record in these types of projects includes the following:

•Experimental UK farm, Blythe, for Shell;
•London Array Ltd: inter-array cables for London Array project;
•RWE: export cables for Gwynt y Mor project;
•C-Power: inter-array cables for Thornton Bank project (Belgium);
•Dong Energy: Inter-array cables for Horns Rev project, Denmark (three phases);
•Vattenfall: export cables for Kentish Flats project;
•EON/Shell: power and fiber optic cables for Blythe project; and
•Gode Wind: largest German wind farm to date.

Services and/or Products

GMSL is a pioneer in the subsea cable industry, having laid the first subsea cable in the 1850s and installed the first transatlantic fiber optic cable (TAT-8) in 1988. Over the last 30 years, GMSL estimates that it has installed approximately 300,000 kilometers of cable, which its management believes represents almost a quarter of all the fiber optic cable on the global seabed today. GMSL is positioned as a global independent market leader in subsea cable installation and maintenance services and derives approximately 50% of its total revenue from long-term, recurring maintenance contracts. GMSL has started a new phase of growth through applying its capabilities to the rapidly expanding offshore power sector into which GMSL re-entered in November 2015 (see "Offshore Power" above), while retaining a leading position in the telecommunications sector. As a result of this growth, GMSL has major offices in the United Kingdom and Singapore, with presence in Bermuda, Canada, China, Indonesia and the Philippines. See "Item 1A - Risk Factors - Risks Related to GMSL for further details. GMSL derives a significant amount of its revenues from sales to customers outside of the United States, which poses additional risks, including economic, political and other uncertainties" for a description of risks attendant to such foreign operations.

Fleet Overview

GMSL operates one of the largest specialist cable laying fleets in the world, consisting of eight vessels (five owned, three operated through long-term leases) and 17 crew transfer vessels operated by its wholly-owned subsidiary, CWind, as of December 31, 2017. The average age of the GMSL fleet is 20 years and the CWind fleet is 4 years. Each cable vessel is equipped with specialist inspection, burial, and survey equipment. By providing oil and gas, offshore power, and telecommunications installation as well as telecommunications maintenance, GMSL can retain vessels throughout their asset lives by cascading them through different uses as they age, as older vessels can or should only be used to provide specified services. This provides a significant competitive advantage because GMSL can retain vessels for longer and reduce the frequency of capital expenditure requirements with a longer depreciation period. GMSL’s fleet is operated by GMSL employees or long-term contractors.

Fleet Details

Vessels	Ownership	Lease Expiry	Age	Flag	Base Port
Maintenance - GMSL
Innovator	DYVI Cableship AS	May-25	21	UK	Victoria, Canada
Wave Sentinel	GMSL	N/A	21	UK	Portland, UK
Cable Retriever	ICPL	Jan-23	19	Singapore	Batangas, Philippines
Pacific Guardian	GMSL	N/A	33	UK	Curacao

Installation – GMSL
Sovereign	GMSL	N/A	25	UK	Portland, UK
Networker	GMSL	N/A	16	Panama	Batam, Indonesia
CS Recorder	Maersk	N/A	17	UK	Blyth, UK
Global Symphony	GMSL	N/A	6	UK	Montrose, UK

Offshore – CWind
Argocat	CWind Limited	N/A	7	UK	Maldon, UK
Alliance	50% CWind Limited	N/A	6	UK	Maldon, UK
Endeavour	CWind Limited	N/A	5	UK	Maldon, UK
Adventure	CWind Limited	N/A	5	UK	Maldon, UK
Fulmar	CWind Limited	N/A	4	UK	Colchester, UK
Artimus	CWind Limited	N/A	3	UK	Colchester, UK
Buzzard	CWind Limited	N/A	5	UK	London, UK
Challenger	CWind Limited	N/A	5	UK	Bideford, UK
Resolution	CWind Limited	N/A	4	UK	Southampton, UK
Sword	CWind Limited	N/A	3	UK	Ramsgate, UK

Spirit	CWind Limited	N/A	2	UK	Colchester, UK
Endurance	CWind Limited	N/A	4	UK	Maldon, UK
Tempest	CWind Limited	N/A	2	UK	Ramsgate, UK
Tornado	CWind Limited	N/A	2	UK	Ramsgate, UK
Typhoon TOW	CWind Limited	N/A	2	UK	Ramsgate, UK
Hurricane TOW	CWind Limited	N/A	2	UK	Ramsgate, UK
CWind Phantom	CWind Limited	N/A	1	UK	Maldon, UK

Product Research and Development

Over the years, GMSL has provided many important innovations to the subsea cable market. One such innovation was GEOCABLE, GMSL’s proprietary Geographical Information System (GIS), which GMSL believes to be the largest cable database in the market and was developed specifically to meet the needs of the cable industry. GEOCABLE is an important tool for any vendor planning subsea cable installation, and GMSL sells data from GEOCABLE to third-party customers.

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

Intellectual Property

GMSL is not dependent on any specific intellectual property, but it does vigorously protect its interests in its intellectual property and closely monitors industry changes.

Customers

GMSL’s customer base is made up primarily of large, established companies. Contract lengths vary and are largely dependent on the type of services provided. Maintenance and repair contracts tend to be long-term (5-7 years), with a relatively high level of expected renewal rates, and the customer is typically a consortium of different cable owners such as national, regional and international telecommunication companies and others who have an ownership interest in the subsea cables covered by the maintenance contract. GMSL charges a standing fee for cost of vessels plus margin, paid in advance proportionally by each member, and an additional daily call out fee for repairs paid by the specific cable owner(s). Four maintenance vessels are engaged on GMSL’s three current long-term telecommunications maintenance contracts with ACMA (Atlantic Cable Maintenance Agreement), SEAIOCMA (South East Asia and Indian Ocean Cable Maintenance Agreement), and NAZ (North American Zone). Installation contracts tend to be much shorter term (30-150 days), and the counterparty tends to be a single client. Contracts are typically bid for on a fixed-sum basis with an initial upfront payment plus subsequent installments providing working capital support. Due to the added complexity of cable installation as opposed to maintenance, GMSL generally realizes higher margins on its installation contracts in the offshore power and oil and gas sectors.

Sales and Distributions

In the telecommunications cable market, cable maintenance is most often accomplished by zone maintenance contracts in which a consortium of telecommunications operators or cable owners contract with a maintenance provider like GMSL, over a long-term period of approximately five to seven years. GMSL has three cable maintenance agreements, providing a steady, high-quality source of revenue. These maintenance contracts are usually re-awarded to incumbent providers unless there are significant performance issues, which may mean that GMSL will not be required to expend extra capital to retain these contracts, although no assurance can be given that GMSL will be able to renew any specific contract. GMSL constantly has a focused sales plan to build relationships with current and potential customers at regional and corporate offices and readily leverages Huawei Technologies’ large sales organization.

Marketing

GMSL also has a focused sales and marketing plan to create relationships with major participants in the offshore power and oil and gas industries. Despite the prevailing low oil price market conditions, GMSL hopes to use its expertise in installing Permanent Reservoir Monitoring ("PRM") systems to forge new contacts with both the end users of PRM services, such as oil majors, and the PRM suppliers themselves. Additionally GMSL is pursuing a strategy of specialization in installing the small power and fiber optic cables that its competitors in the oil and gas and offshore power sectors find unprofitable and lack installation experience in.

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

GMSL believes that its ability to provide a wide range of subsea cable installation and maintenance services in the telecommunications, oil and gas and offshore power sectors on a worldwide basis enables it to compete effectively in the industry in which it operates. However, in some cases involving projects that require less sophisticated vessel and subsea equipment, smaller companies may be able to bid for contracts at prices uneconomical to GMSL. In addition, GMSL’s competitors generally have the capability to move their vessels to locations in which GMSL operates with relative ease, which may impact competition in the markets it serves.

Management and Employees

As of December 31, 2017, GMSL employed 413 people. GMSL’s employees are not formally represented by any labor union or other trade organization, although the majority of the seafarers are members of an established trade union. GMSL considers relations with its employees to be satisfactory and it has never experienced a work stoppage or strike. GMSL regularly uses independent consultants and contractors to perform various professional services in different areas of the business, including in its installation and fleet operations and in certain administrative functions. Dick Fagerstal is a 3% interest holder, chairman and chief executive officer of Global Marine Holdings LLC, the parent holding company of Global Marine Holdings Limited, and he is the executive chairman of GMSL. Mr. Fagerstal previously served in an executive capacity for companies operating in various industries, including energy, marine services, and their related infrastructure.

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

Energy Segment (American Natural Gas)

ANG is a premier retailer of compressed natural gas ("CNG") that designs, builds, owns, operates and maintains natural gas fueling stations for the transportation industry. ANG’s principal business is supplying CNG for light-, medium- and heavy-duty vehicles.

ANG focuses its efforts on customers in a variety of markets, including heavy-duty trucking, airports, refuse, industrial, institutional energy users and government fleets. ANG seeks to retain its customers by offering state-of-the-art fueling stations with exemplary service levels.

Market for Natural Gas as an Alternative Fuel for Vehicles

As of December 31, 2017, the U.S. Department of Energy estimates that there were approximately 1,672 CNG fueling stations in the United States and over 150,000 natural gas vehicles on American roads, including 39,500 heavy-duty vehicles (such as tractors, refuse trucks and buses), 25,800 medium-duty vehicles (such as delivery vans and shuttles) and 87,000 light-duty vehicles (such as passenger cars, sport utility vehicles, trucks and vans).

ANG believes that natural gas is an attractive alternative to gasoline and diesel for use as a vehicle fuel in the United States as it is plentiful, domestically produced, cleaner and generally cheaper than gasoline or diesel. Historically, oil, gasoline, and diesel prices have been highly volatile, while natural gas prices have generally been stable and lower than the cost of oil, gasoline and diesel on an energy equivalent basis. ANG also expects increasingly stringent air quality regulations, expanding initiatives by fleet operators to lower greenhouse gas emissions and increase fuel diversity and additional regulations mandating low carbon fuels, all of which supports increased market adoption of natural gas as an alternative to gasoline and diesel as a vehicle fuel. ANG believes these factors support current opportunities to market natural gas as a vehicle fuel in the United States.

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

Cleaner: Natural gas contains less carbon than any other fossil fuel and thus, produces fewer carbon dioxide emissions when burned. The California Air Resources Board ("CARB") has concluded that a CNG fueled vehicle emits 20 to 29 percent fewer greenhouse gas ("GHG") emissions than a comparable gasoline or diesel-fueled vehicle on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce at least 13 to 21 percent fewer GHG emissions than comparable gasoline and diesel-fueled vehicles. In addition, ANG is working towards supplying its stations with renewable natural gas ("RNG"), which offers 115% fewer greenhouse gases over diesel.

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

O&M Services: ANG performs operate and maintain ("O&M") services for CNG stations that are owned by their customers. For these services, ANG generally charges either a monthly or per-GGE fee or time and material fee based on the volume of CNG dispensed at the station and the customers' goals and objectives.

Site Development: ANG builds state-of-the-art fueling stations, either serving as general contractor or supervising qualified third-party contractors, for themselves or their customers. ANG has also acquired existing stations (that ANG did not build) from third parties. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks.

Thirty of ANG’s fueling stations have separate public access areas for retail customers. The fill rate at each of the public stations has comparable dispensing rates equivalent to traditional gasoline and diesel fueling stations.

Sales and Marketing

ANG focuses its sales and marketing efforts within the continental United States and targets such efforts primarily through direct sales. ANG’s sales and marketing group stays informed of proposed and newly adopted regulations in order to provide education on the value of natural gas as a vehicle fuel to current and potential customers.

Key Markets and Customers

ANG targets customers in a variety of markets, such as trucking, airports, refuse, public transit and food and beverage distributors. In 2017, approximately 65% of ANG’s revenues from CNG sales came from customers with multi-year contracts based on committed fueling volumes.

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

Bulktransporter: Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers’ demands for reduced emissions and quieter performance. ANG serves several large independent waste haulers in the northeast. ANG believes that refuse companies are ideal customers as they can be served by centralized fueling infrastructure supported by a consistent monthly volume of fuel. Despite the uncertainty spurred by the current climate of changing environmental winds and low oil prices, there is continued interest in natural gas as a transportation fuel in the US Class 8 market. US and Canadian natural gas Class 8 truck retail sales remained consistent and rose 9% year-to-date through November 2017.

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
Tax Incentives

From October 2012 through December 2016, ANG has been eligible to receive the Alternative Fuels Excise Tax Credit ("AFETC") (f/k/a VETC), of $0.50 per GGE of CNG sold as vehicle fuel. In addition, other U.S. federal and state government tax incentives are available to offset the cost of acquiring natural gas vehicles, converting vehicles to use natural gas or construct natural gas fueling stations. As of the date of this filing, the US Congress passed its omnibus budget for 2018, which included a retroactive AFETC credit through December 31, 2017 and will provide a net of approximately $2.6 million in income to ANG, to be recorded in 2018.

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

Telecommunications Segment (PTGi-International Carrier Services, Inc.)

Services and Customers

ICS business unit provides customers with internet-protocol-based and time-division multiplexing ("TDM") access and transport of long-distance voice minutes.

Network

General: ICS operates a global telecommunications network consisting of international gateway and domestic switching and related peripheral equipment, and carrier-grade routers and switches for Internet and circuit-based services. To ensure high-quality communications services, ICS’s network employs digital switching and fiber optic technologies, incorporates the use of Voice-over-Internet Protocol protocols and SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Switching Systems: ICS’s network makes use of a carrier-grade international gateway and domestic switch system, Internet routers and media gateways in the U.S and points of presence throughout the world via third party interconnections.

Foreign Carrier Agreements: In selected countries where competition with the traditional Post Telegraph and Telecommunications companies ("PTTs") is limited, ICS has entered into foreign carrier agreements with PTTs or other service providers that permit ICS to provide traffic into, and receive return traffic from, these countries.

Network Management and Control: ICS owns and operates network management systems in Herndon, Virginia which are used to monitor and control ICS's switching systems, global data network, and other digital transmission equipment used in ICS's network. Additional network monitoring, network management, and traffic management services are supported from ICS's contingent Network Management Center located in Guatemala City, Guatemala. The network management control centers are constantly online.

Sales and Marketing

ICS markets its services through a variety of sales channels, as summarized below:

•
Trade Shows: ICS attends industry trade shows around the globe throughout the year. At each trade show ICS markets to both existing and potential new customers through prearranged meetings, social gatherings and networking; and

•	Business Development: ICS's world class sales team focuses on developing ICS’s business potential around the globe through ongoing communication and face-to-face meetings.

Management Information and Billing Systems

ICS operates management information, network and customer billing systems supporting the functions of network and traffic management, customer service and customer billing. For financial reporting, ICS consolidates information from each of ICS's markets into a single database.

ICS believes that its financial reporting and billing systems are generally adequate to meet its business needs. However, in the future, ICS may determine that it needs to invest additional capital to purchase hardware and software, license more specialized software and increase its capacity.

Competition

ICS faces significant competition as it attempts to win the business of other telecommunications carriers and resellers. ICS competes on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long-distance voice minutes are generated by connecting one telecommunications operator to another and charging a fee to do so.

Government Regulation

ICS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that; (1) future regulatory, judicial and legislative changes will not have a material adverse effect on it; (2) domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on it.

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

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2017 are described below:

United States

In the United States, ICS's services are subject to the provisions of the Communications Act of 1934, as amended (the "Communications Act"), and other federal laws, rules, and orders of the Federal Communications Commission ("FCC") regulations, and the applicable laws and regulations of the various states.

ICS's interstate telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the Communications Act and the FCC’s rules and orders, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on ICS for violations of regulatory requirements.

International Service Regulation

The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries, and ICS provides such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. ICS has obtained the authorizations required to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect ICS's international business. FCC rules permit non-dominant carriers such as ICS to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services.

On November 29, 2012, the FCC released an order removing the requirement for facilities-based U.S. carriers, like ICS, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on all remaining U.S.-international routes with the exception of Cuba, thereby allowing carriers to negotiate market-based arrangements on those routes. The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information about any above-benchmark settlement rates to the FCC on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. ICS may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but ICS may also face greater price competition from other international service carriers. On November 9, 2015, the FCC issued a Public Notice indicating that it has begun the process of including Cuba within the liberalized settlements policy established in 2012. In January 2016 the FCC’s International Bureau removed Cuba from the "exclusion list" applicable to international Section 214 authorizations, which is intended to facilitate the provision of facilities-based competition between the United States and Cuba. In February 2016, the FCC formally proposed to remove certain non-discrimination requirements for traffic along the US-Cuba route. We cannot predict the actions the FCC will take in the future or their potential effect on international termination rates, costs, or revenues.

Domestic Service Regulation

With respect to ICS's domestic U.S. telecommunications services, ICS is considered a non-dominant interstate carrier subject to regulation by the FCC. FCC rules provide ICS significant authority to initiate or expand its domestic interstate operations, but ICS is required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of ICS's operations to another entity, or to discontinue service. ICS is also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding ICS's compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules. Among other regulations, ICS is subject to the Communications Assistance for Law Enforcement Act ("CALEA") and associated FCC regulations which require telecommunications carriers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance.

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

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund ("USF"). Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions. If the FCC or the USF Administrator were to determine that the USF reporting for the Company, including ICS, is not accurate or in compliance with FCC rules, ICS could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC is considering revising its USF contribution mechanisms and the services considered when calculating the contribution. ICS cannot predict the outcome of these proceedings or their potential effect on ICS's contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to ICS's competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that ICS offers but that are not currently assessed USF contributions.

FCC rules require providers that originate interstate or intrastate traffic on or destined for the public switched telephone network ("PSTN") to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers, such as ICS, must pass calling party number ("CPN") or charge number ("CN") signaling information they receive from other providers unaltered, to subsequent providers in the call path. While ICS believes that it is in compliance with this rule, to the extent that it passes traffic that does not have appropriate CPN or CN information, ICS could be subject to fines, cease and desist orders, or other penalties.

Insurance Segment (Continental Insurance Group Ltd.)

On December 24, 2015, we completed the acquisitions of United Teacher Associates Insurance Company ("UTA") and Continental General Insurance Company ("CGI") (together the "Insurance Company") for aggregate consideration of approximately $18.6 million. The operations of the Insurance Company were consolidated into the insurance operating segment, CIG.

The Insurance Company filed applications with the Ohio Department of Insurance ("ODOI") and the Texas Department of Insurance ("TDOI") to redomesticate CGI from Ohio to Texas. In conjunction with the redomestication, the Insurance Company filed a request with the TDOI to merge UTA and CGI (with CGI as the surviving entity), which was approved as of December 31, 2016.

Strategy

CIG currently provides long-term care, life and annuity coverage to approximately 88,000 individuals through CGI. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation.

CIG has a concentrated focus on long-term care insurance and is committed to the continued delivery to its policy and certificate holders of the best-practices services established by CIG's insurance operations to its policy and certificate holders. Through investments in technology, a commitment to attracting, developing and retaining best-in-class insurance professionals, a dedication to continuing process improvements, and a focus on strategic growth, we believe CIG is well equipped to maintain and improve the level of service provided to its customers and assume a leading role in the long-term care industry.

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

Substantially all of the in-force long-term care insurance policies were sold after 1995, with all sales then being discontinued in January 2010. Policies were issued in all states except for New York, with Texas being the largest issue state with over 20% of the business. The existing block of policies includes both individual and group products, but all individuals were individually underwritten. CIG's long-term care insurance products were sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. As part of

CIG's strategy for its long-term care insurance business, management has been implementing, and expects to continue to pursue, significant premium rate increases on its blocks of business as actuarially justified. Premium rates vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment yields. CIG develops its assumptions based on its own claims and persistency experience and published industry tables.

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

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new long-term care insurance products, it continues to service and receive net renewal premiums on its in-force block of approximately 88,000 lives.

Employees and Operations

As of December 31, 2017, CIG employed 99 people full-time, the majority of whom are employed on a salaried basis with some on an hourly basis. Besides two remote employees working in California and Indiana, all other employees work out of the home office located in Austin, Texas. CIG considers its relations with its employees to be satisfactory and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Transition Services and Administrative Services Agreement

Upon the purchase of the Insurance Company on December 24, 2015 a transition services agreement "(the "Transition Services Agreement") was entered into with the prior owner, Great American Financial Resources ("Great American") in Cincinnati, Ohio, pursuant to which Great American agreed to continue to perform certain business functions such as IT, finance, investment, and accounting for a period of 12 to 16 months to allow us time to secure the resources needed to take over those duties. IT, finance, investment and accounting roles were filled and/or outsourced in fiscal year 2016, and services received under the Transition Services Agreement ended on March 31, 2017. Simultaneously, an Administrative Services Agreement (the "Administrative Services Agreement") was entered into with Great American, pursuant to which Great American Life Insurance Company ("GALIC") agreed to continue to administer the Insurance Company’s life and annuity businesses for a period of no less than five years.

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

CIG calculates reserves in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which calculations can differ from those specified by the laws of the various states and reported in the statutory financial statements. These differences result from the use of mortality and morbidity tables and interest assumptions which CIG believes are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

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

Under the Transition Services Agreement, American Money Management, a subsidiary of American Financial Group, agreed to continue to perform investment management services related to the Insurance Company for a period of 12 to 16 months, which ended in 2017.

The Company filed an Investment Management Agreement Form D application with the TDOI to appoint CIG, an affiliate, as investment manager effective January 1, 2017. The TDOI issued a "no action" letter dated December 19, 2016 with regard to the Form D application.

Regulation

CIG's insurance company subsidiary is subject to regulations in the jurisdictions where it does business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), among other things, established a Federal Insurance Office ("FIO") within the U.S. Treasury. The Dodd-Frank Act requires the promulgation of regulations for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. The FIO has issued additional reports since that time on various aspects of the insurance sector and insurance regulation. Legislative proposals currently before Congress, as well as a 2017 report from the Trump Administration, call for refinements of the FIO’s mission including more coordination with state regulators. We cannot predict the extent to which any of these matters might result in changes to the current state-based system of insurance industry regulation or ultimately impact the Company’s operations.

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

Life Sciences Segment (Pansend Life Sciences, LLC )

Pansend focuses on the development of innovative technologies and products in the healthcare industry. As of December 31, 2017, Pansend has invested in the following five companies:

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

•
R2 Dermatology, Incorporated ("R2"), a company developing medical devices for the treatment of aesthetic and medical skin conditions. In July 2017, R2 received notification from the United States Food and Drug Administration of market clearance of R2's second generation device, the R2 Dermal Cooling System. The R2 Dermal Cooling System is a cryosurgical instrument intended for use in dermatologic procedures for the removal of benign lesions of the skin, based on exclusive licensing rights to a novel technology developed at Massachusetts General Hospital and Harvard Medical School;

•
Genovel Orthopedics, Inc. ("Genovel"), a company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patent-protected technology invented at New York University School of Medicine;

•
MediBeacon, Inc. ("MediBeacon"), a company developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. This system (known as the MediBeacon Optical Renal Function Monitor system) uses an optical skin sensor combined with a proprietary agent that glows in the presence of light. It will be the first and only, non-invasive system to enable real-time, direct monitoring of renal function at point-of-care. On March 2, 2017, MediBeacon announced the successful completion of a real-time, point of care renal function clinical study on subjects with impaired kidney function at Washington University in St. Louis. On June 8, 2016, MediBeacon announced the completion of the acquisition of Mannheim Pharma & Diagnostics, a life science company based in Mannheim, Germany. Recently, MediBeacon announced a collaborative research project with scientists at Washington University School of Medicine in St. Louis, Missouri in a research project aimed at improving the understanding of childhood malnutrition and its related problems, including stunted growth. The work is funded by a Grand Challenges Explorations Phase II grant from the Bill & Melinda Gates Foundation to Washington University. It is a follow-up grant to work carried out through a Phase I Grand Challenges Explorations Award made in 2014. MediBeacon was also recently the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye. The focus of the NIH-supported project is to determine if a specific proprietary MediBeacon tracer agent when administered has the potential to provide additional clinical value versus the existing standard of care; and

•	Triple Ring Technologies, a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Other Businesses and Investments

HC2's Other segment is comprised of of controlling interests in the following entities:

•	704Games f/k/a DMi, Inc. owns licenses to create and distribute NASCAR® video games 704Games has released three NASCAR® console games, and multiple NASCAR® mobile games.

•
Broadcasting strategically acquires broadcast assets across the United States. Broadcasting's vision is to capitalize on the opportunities to bring valuable content to more viewers over-the-air and position the Company for a changing media landscape.

In addition, Other includes noncontrolling interests in various investments.

See Note 20. Operating Segment and Related Information for additional detail regarding our operating segments and financial information by geographic area.

Environmental Regulation and Laws

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

Corporate Information

HC2, a Delaware corporation was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the "SEC"). The information on our website is not a part of this Annual Report on Form 10-K.

The information required by this item relating to our executive officers, directors and code of conduct is set forth below. Information relating to beneficial ownership reporting compliance will be set forth in our 2018 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2018 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

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

Risks Related to Our Businesses

HC2 is a holding company and its only material assets are its cash in hand, equity interests in its operating subsidiaries and its other investments. As a result, HC2’s principal source of revenue and cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to HC2.

As a holding company, HC2's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2017, we had $29.4 million in cash and cash equivalents at the corporate level at HC2.

HC2’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $400 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the "11.0% Notes"), and to finance future acquisitions is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to HC2. HC2’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by HC2, they have no obligation to make any funds available to HC2, whether in the form of loans, dividends, distributions or otherwise. The ability of HC2’s subsidiaries to distribute cash to it are and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, each of DBMG and GMSL are borrowers under credit facilities that restrict their ability to make distributions or loans to HC2. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to HC2. For additional information, See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources."

Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of HC2’s subsidiaries to distribute dividends or other payments to HC2 could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited. In addition, if HC2 depends on distributions and loans from its subsidiaries to make payments on HC2’s debt, and if such subsidiaries were unable to distribute or loan money to HC2, HC2 could default on its debt, which would permit the holders of such debt to accelerate the maturity of the debt which may also accelerate the maturity of other debt of ours with cross-default or cross-acceleration provisions.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries indebtedness, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13. Debt Obligations, of the "Notes to Consolidated Financial Statements."

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or make mandatory redemption payments with respect to our outstanding shares of preferred stock, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness or redeem the preferred stock, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness or redeem the preferred stock will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt or financings related to the redemption of our preferred stock could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

The agreements governing our indebtedness and Certificate of Designations for our outstanding shares of preferred stock contain various covenants that limit our discretion in the operation of our business and/or require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

The agreements governing our indebtedness and the Certificate of Designations for our outstanding shares of preferred stock contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our businesses.

The indenture governing the 11.0% Notes dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "11.0% Notes Indenture"), contain, and any future indentures may contain, various covenants, including those that restrict our ability to, among other things:

•	incur liens on our property, assets and revenue;

•	borrow money, and guarantee or provide other support for the indebtedness of third parties;

•	redeem or repurchase our capital stock;

•	prepay, redeem or repurchase certain of our indebtedness, including our preferred stock;

•	enter into certain change of control transactions;

•	make investments in entities that we do not control, including joint ventures;

•	enter into certain asset sale transactions, including divestiture of certain Company assets and divestiture of capital stock of wholly-owned subsidiaries;

•	enter into certain transactions with affiliates;

•	enter into secured financing arrangements; and

•	enter into sale and leaseback transactions.

The debt facilities at our subsidiaries contain similar covenants applicable to each respective subsidiary. These covenants may limit our ability to effectively operate our businesses. For example, Broadcasting’s Bridge Loan includes financial covenants requiring the Company to maintain a (i) minimum consolidated collateral ratio and (ii) minimum liquidity level. In addition, DBMG has an indemnity agreement with its surety bond provider that also contains covenants on retention of capital and working capital requirements for DBMG, which may limit the amount of dividends DBMG may pay to its shareholders.

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2017, our total outstanding indebtedness was $593.2 million and the accrued value of our outstanding preferred stock was $26.7 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. In addition, in February 2018, Broadcasting borrowed $42.0 million in principal amount of Bridge Loans (as defined below). This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•	increased vulnerability to general adverse economic and industry conditions;

•	higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;

•
our 11.0% Notes are secured by substantially all of HC2’s assets and those of certain of HC2’s subsidiaries that have guaranteed the 11.0% Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;

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

In addition, it is possible that we may need to incur additional indebtedness or enter into additional financing arrangements in the future in the ordinary course of business. The terms of the 11.0% Notes Indenture and our subsidiaries’ other financing arrangements allow us to incur additional debt and issue additional shares of preferred stock, subject to certain limitations. If additional indebtedness is incurred or equity is issued, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized a net loss attributable to HC2 of $49.7 million in 2017, a net loss of $105.4 million in 2016, a net loss of $39.9 million in 2015, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $6.1 million in 2017, $79.1 million in 2016, and ($27.9) million in 2015.

We are dependent on certain key personnel, the loss of which may adversely affect our financial condition or results of operations.

HC2 and its operating subsidiaries depend, and will continue to depend in the foreseeable future, on the services of HC2’s and our operating subsidiary teams, in particular, our Chief Executive Officer, Philip Falcone, and other key personnel, which may consist of a relatively small number of individuals that possess sales, marketing, engineering, financial, technical and other skills that are critical to the operation of our businesses. The executive management teams that lead our subsidiaries are also highly experienced and possess extensive skills in their relevant industries. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder the ability of such businesses to effectively compete in the various industries in which we operate.

We and our subsidiaries may not be able to attract and/or retain additional skilled personnel.

We may not be able to attract new personnel, including management and technical and sales personnel, necessary for future growth, or replace lost personnel. In particular, the activities of some of our operating subsidiaries, such as GMSL and CGI require personnel with highly specialized skills. Competition for the best personnel in our businesses can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract and/or retain qualified personnel.

We may identify material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2017 and 2016, management concluded that our internal control over financial reporting was effective.

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

Material modifications of U.S. laws and regulations and existing trade agreements by the U.S. Presidential Administration could adversely affect our business, financial condition and results of operations.

There have been, and may continue to be, significant changes in U.S. laws and regulations and existing international trade agreements, including the North American Free Trade Agreement and the Trans-Pacific Partnership, by the U.S. Presidential Administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what impact these changes may have on our business, and what the administration will do further, if anything, with respect to existing laws, regulations or trade agreements. If the Presidential Administration continues to materially modify U.S. laws and regulations and international trade agreements, our business, financial condition and results of operations could be adversely affected.

Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly competitive industries, limiting their ability to gain or maintain their positions in their respective industries.

We expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all, or that the terms of our existing financing arrangements will not limit our ability to do so. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to DBMG, GMSL, ANG, ICS, the Insurance Company, and Other.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a diversified holding company that owns interests in a number of different businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

We rely on information systems to conduct our businesses, and failure to protect these systems against security breaches and otherwise to implement, integrate, upgrade and maintain such systems in working order could have a material adverse effect on our results of operations, cash flows or financial condition.

The efficient operation of our businesses is dependent on computer hardware and software systems. For instance, HC2 and its subsidiaries rely on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, track costs and operations, maintain client relationships and accumulate financial results. Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been in the past subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. There can be no assurance that our cyber-security measures and technology will adequately protect us from these and other risks, including external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cyber-security attacks and other intentional hacking, could subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

We intend to increase our operational size in the future, and may experience difficulties in managing growth.

We have adopted a business strategy that contemplates that we will expand our operations, including future acquisitions or other business opportunities, and as a result, we are required to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our information technology systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We may not be able to fully utilize our net operating loss and other tax carryforwards.

Our ability to utilize our NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons. As a result of the enactment of the TCJA (as defined below), the NOL deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods. In addition, our ability to fully utilize these U.S. tax assets can be adversely affected by "ownership changes" within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). An ownership change is generally defined as a greater than 50% increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

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

As a result of our common stock offering in November 2015, we triggered another ownership change, imposing an additional limitation on the use of our NOL carryforward amounts. This ownership change may impact the timing of our ability to use these losses. There can be no assurance that future ownership changes would not further negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

We may incur additional tax liabilities related to our operations.

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") making significant changes to the Internal Revenue Code. Most of the provisions of the TCJA went into effect on January 1, 2018. The TCJA includes a number of provisions that are expected to impact our operating results, cash flows, and financial condition, including reducing the U.S. federal corporate tax rate from 35% to 21%, changing the taxation of foreign earnings, allowing for immediate expensing of qualified assets, repealing the Section 199 deduction, creating a new limitation on deductible interest expense, and changing the rules related to uses and limitation of NOLs for tax years beginning after December 31, 2017.

We have restated certain of our financial statements in the past and may be required to do so in the future, which may lead to additional risks and uncertainties, including shareholder litigation and loss of investor confidence.

The preparation of financial statements in accordance with GAAP involves making estimates, judgments, interpretations and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. These estimates, judgments, interpretations and assumptions are often inherently imprecise or uncertain, and any necessary revisions to prior estimates, judgments, interpretations or assumptions could lead to a restatement of our financial statements. For example, in March 2016, we restated certain of our historical financial statements. Any such restatement or correction may be highly time consuming, may require substantial attention from management and significant accounting costs, may result in adverse regulatory actions by the SEC or NYSE, may result in stockholder litigation, may cause us to fail to meet our reporting obligations, and may cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Certain of our current and future directors and officers may become aware of business and acquisition opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those directors’ and officers’ affiliations with other entities, they may have obligations to present potential business and acquisition opportunities to those entities, which could cause conflicts of interest. Moreover, as permitted by Delaware law, our Certificate of Incorporation contains a provision that renounces our expectation to certain corporate opportunities that are presented to our current and future directors that serve in capacities with other entities. Accordingly, our directors and officers may not present otherwise attractive business or acquisition opportunities to us of which they may become aware.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

We believe we are not an investment company as defined by the Investment Company Act of 1940, and have operated our business in accordance with such view. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would subject us to disclosure and accounting rules geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and other regulatory requirements to which we would be subject as a registered investment company.

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

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargo;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings and cash;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases or fear of such outbreaks;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the "Bribery Act");

•	labor strikes and shortages;

•	changes in general economic and political conditions;

•	adverse changes in foreign laws or regulatory requirements; and

•	different liability standards and legal systems that may be less developed and less predictable than those in the United States.

If we are unable to adequately address these risks, we could lose our ability to operate in certain international markets and our business, financial condition or results of operations could be materially adversely affected.

The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control ("OFAC") and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, including the European Union and the United Kingdom, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance.

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

Furthermore, significant developments stemming from the change in the U.S. Presidential Administration could have a material adverse effect on us. The U.S. Presidential Administration has expressed antipathy towards existing trade agreements, like NAFTA, and proposed restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Further changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

We may be required to expend substantial sums in order to bring the companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act") requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to attest to, and report on the internal control over financial reporting, for these companies. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the companies we acquire. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We face certain risks associated with the acquisition or disposition of businesses and lack of control over certain of our investments.

In pursuing our corporate strategy, we may acquire, dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions.

In the course of our acquisitions, we may not acquire 100% ownership of certain of our operating subsidiaries or we may face delays in completing certain acquisitions, including in acquiring full ownership of certain of our operating companies. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. If we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. The negotiations associated with the acquisition and disposition of businesses could also disrupt our ongoing business, distract management and employees or increase our expenses.

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

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

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

We also own a minority interest in a number of entities, such as Inseego Corp. ("Inseego", f/k/a Novatel Wireless, Inc.), MediBeacon and Triple Ring Technologies, Inc., over which we do not exercise, or have only limited, management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future, which may increase our indebtedness or reduce the amount of our available cash and could adversely affect our financial condition, results of operations and liquidity.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transactions we complete in the future. These costs may increase our indebtedness or reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs associated with any such acquisitions will not exceed our estimates. Once an acquisition is consummated, we may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of HC2 and our subsidiaries' acquisitions in fiscal quarters subsequent to the quarter in which such investments and acquisitions were consummated.

Our development stage companies may never produce revenues or income.

We have made investments in and own a majority stake in a number of development stage companies, primarily in our Life Sciences segment. Each of these companies is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on their financial and personnel resources, lack of established credit, the need to establish meaningful and beneficial vendor and customer relationships and uncertainties regarding product development and future revenues. We anticipate that many of these companies will continue to incur substantial additional operating losses for at least the next several years and expect their losses to increase as research and development efforts expand. There can be no assurance as to when or whether any of these companies will be able to develop significant sources of revenue or that any of their respective operations will become profitable, even if any of them is able to commercialize any products. As a result, we may not realize any returns on our investments in these companies.

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

We have, indirectly through our subsidiaries, formed joint ventures, and may in the future engage in similar joint ventures with third parties. For example, GMSL operates various joint ventures outside of the United States. In such circumstances, we may not be in a position to exercise significant decision-making authority if we do not own a substantial majority of the equity interests of such joint venture or otherwise have contractual rights entitling us to exercise such authority. These ventures may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of management’s time and effort away from our businesses. We may also, in certain circumstances, be liable for the actions of our third-party partners which could have a material adverse effect on us.

There may be tax consequences associated with our acquisition, investment, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions of, or investments in, holding, receiving payments from, operating or disposing of target companies and assets. Our decision to make a particular acquisition, sell a particular asset or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result thereof. We remain liable for certain tax obligations of certain disposed companies, and we may be required to make material payments in connection therewith.

We and our subsidiaries rely on trademark, copyright, trade secret, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our ability to generate revenue and our competitive position may be harmed.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and pending U.S. patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we operate.

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

Our certificate of incorporation, as amended (the "Certificate of Incorporation"), authorizes the issuance of up to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2017, HC2 has 44,570,004 issued and 44,190,826 outstanding shares of its common stock, and 26,500 shares of preferred stock issued and outstanding. However, the Certificate of Incorporation authorizes our board of directors (the "HC2 Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

As of December 31, 2017, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into approximately 4.8 million shares of our common stock.

Pursuant to a second amended and restated registration rights agreement, dated January 5, 2015, entered into in connection with the issuance of the preferred stock (the "Registration Rights Agreement"), we have granted registration rights to the purchasers of our preferred stock and certain of their transferees with respect to HC2 common stock held by them and common stock underlying the preferred stock. This Registration Rights Agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of our common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

Future sales of substantial amounts of our common stock into the public market whether by holders of the preferred stock, by other holders of substantial amounts of our common stock or by us, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Programs and regulations that have the effect of encouraging the use of CNG as a vehicle fuel are subject to change, and could expire or be repealed or amended as a result of changes in federal, state or local political, social or economic conditions. In particular, the AFETC provided a tax credit worth $0.50 per gasoline gallon equivalent of compressed natural gas, or diesel gallon equivalent of liquefied natural gas, which our subsidiary ANG claimed for a portion of its fuel sales each year. The AFETC tax credit has been used as an incentive for fleet operators to adopt natural gas vehicles, as it helped offset the incremental cost of a natural gas vehicle versus a similar gas- or diesel-powered version. The termination, modification or repeal of federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG as a vehicle fuel and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations may have an adverse impact on our business. As of the date of this filing, the U.S. Congress passed its omnibus budget for 2018, which included a retroactive AFETC credit through December 31, 2017, and will provide a net of approximately $2.6 million in income to ANG, to be recorded in 2018 which may not be renewed in the future.

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

A significant number of established businesses, including oil and gas companies, natural gas utilities, industrial gas companies, station owners and other organizations have entered, or are planning to enter, the natural gas fuels market. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than ANG. Natural gas utilities continue to own and operate natural gas fueling stations. Utilities in Michigan, Illinois, New Jersey, North Carolina and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. ANG expects competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. ANG’s failure to compete successfully would adversely affect ANG’s business and financial results, even if ANG is successful in implementing its business plan.

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

In December 2015, pursuant to the SPA between us, Great American Financial Resources, Inc. ("GAFRI") and Continental General Corp. ("CGC," and together with Great American, the "Seller Parties"), we purchased all of the issued and outstanding shares of common stock of UTA and CGI, as well as all assets owned by the Seller Parties or their affiliates that are used exclusively or primarily in the business of the Insurance Companies, subject to certain exceptions. On December 31, 2016, UTA merged into and with CGI, with CGI being the survivor ("Merger").

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

CGI comprises the core of our insurance business segment. Our Insurance segment will endeavor to retain key personnel we believe are necessary for the success of the business. As we do not currently have substantial insurance company holdings, we also expect that our Insurance segment will add headcount as we continue to fill out the platform and grow the Insurance segment.

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

Our Insurance segment is subject to regulations that provide minimum capitalization requirements based on risk-based capital ("RBC") formulas for life and health insurance companies. The RBC formula for life and health insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by our Insurance segment (which are sensitive to equity market and credit market conditions), the amount of additional capital our Insurance segment must hold to support business growth, changes in reserve requirements applicable to our Insurance segment, our Insurance segment’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the National Association of Insurance Commissioners’ ("NAIC") RBC formula. Many of these factors are outside of our Insurance segment’s control. The financial strength of our Insurance segment is significantly influenced by its statutory surplus amounts and capital adequacy ratios.

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

Our Insurance segment cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, our Insurance segment remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, our Insurance segment bears credit risk with respect to its reinsurers. Our Insurance segment currently cedes material reinsurance obligations to Loyal American Life Insurance Company ("Loyal") (rated A- by A.M. Best), Hannover Life Reassurance Company ("Hannover") (rated A+ by A.M. Best) and GALIC (rated A by A.M. Best). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover or GALIC, to pay under the terms of its reinsurance agreement with our Insurance segment could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

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

Some of our products, principally traditional whole life insurance and deferred annuities expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. Spread is an integral component of our Insurance Company's net income.

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

Our Insurance segment is subject to cyber-attacks and other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.

Our business depends on our clients’ and customers’ willingness to entrust us with their sensitive personal information. Our Insurance segment and certain of our other businesses retain confidential information in their computer systems, and rely on commercial technologies to maintain the security of those systems. Nevertheless, computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We may be the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. Despite the implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Anyone who is able to circumvent these security measures and penetrate our and our subsidiaries’ computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of our Insurance segment’s computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage our Insurance segment’s reputation in the marketplace, subject our Insurance segment to significant civil and criminal liability, and require our Insurance segment to incur significant technical, legal, and other expenses.

There have been large scale cyber-attacks and other cyber-security breaches within the insurance industry. As we increase the amount of personal information that we store and share digitally, our exposure to data security and related cyber-security risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same type of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers’ and clients’ data.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.

In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties could expose our customers’ private information and our customers to the risk of identity theft, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

Our Insurance segment is dependent on the performance of others under the Administrative Services Agreement and on an ongoing basis as part of its business.

Our Insurance segment is dependent on the performance of third parties as part of its business. In the near term, our Insurance segment will depend on the Seller Parties of the Insurance Companies, under the Administrative Services Agreement, for the performance of certain administrative services with respect to our Insurance segment’s life insurance and annuity business.

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

In addition, our Insurance segment is required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP (such as actuarial reserving methodology) are subject to ongoing review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect our Insurance segment. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves.

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

On October 7, 2013, the New York State Department of Financial Services announced that Philip A. Falcone, now our Chairman, President and Chief Executive Officer, had committed not to exercise control, within the meaning of New York insurance law, of a New York-licensed insurer for seven years (the "NYDFS Commitment"). Mr. Falcone, who at the time of the NYDFS Commitment was the Chief Executive Officer and Chairman of the Board of HRG Group Inc. ("HGI"), also committed not to serve as an officer or director of certain insurance company subsidiaries and related subsidiaries of HGI or to be involved in any investment decisions made by such subsidiaries, and agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. However, it was also noted that in the event compliance with the NYDFS Commitment proves impracticable, including in the context of merger, acquisition or similar transactions, then the terms of the NYDFS Commitment may be reconsidered and modified or withdrawn to the extent determined to be appropriate by the NYDFS Insurance regulatory authorities may consider the NYDFS Commitment in the course of a review of any prospective acquisition of an insurance company or block of insurance business by us or our Insurance segment, increasing the risk that any such transaction may be disapproved, or that regulatory conditions will be applied to the consummation of such an acquisition which may adversely affect the economic benefits anticipated to be derived by us and/or our Insurance segment from such transaction.

Our Insurance segment’s investment portfolio is subject to various risks that may result in realized investment losses. In particular, decreases in the fair value of fixed maturity securities may significantly reduce the value of our investments, and as a result, our financial condition may suffer.

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

Generally, DBMG’s contracts and projects vary in length from 1 to 24 months, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations because there is an increased risk that the circumstances upon which DBMG based its original estimates will change in a manner that increases costs. In addition, DBMG sometimes bears the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that DBMG cannot recover from its customers, suppliers or subcontractors, the outcome could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. Approximately $461.5 million, representing 63.8%, of DBMG’s backlog at December 31, 2017 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted.

Moreover, DBMG may be unable to replace the projects that it executes in its backlog. Additionally, as DBMG converts its significant projects from backlog into active construction, it may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements which exceed its current credit facilities.

We can provide no assurance that DBMG would be able to access such capital and credit as needed or that it would be able to do so on economically attractive terms.

DBMG may not be able to fully realize the revenue value reported in its backlog, a substantial portion of which is attributable to a relatively small number of large contracts or other commitments.

As of December 31, 2017, DBMG had a backlog of work to be completed of approximately $723.4 million ($483.9 million under contracts or purchase orders and $239.5 million under letters of intent). Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by DBMG during a given period, including legally binding commitments without a defined scope.

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

Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if DBMG’s backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, DBMG typically has no contractual right to the total revenue reflected in its backlog. Some of the contracts in DBMG’s backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of DBMG’s out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit DBMG would have realized had the contract been completed. Although DBMG may be reimbursed for certain costs, it may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of DBMG’s assets. Approximately $461.5 million, representing 63.8%, of DBMG’s backlog at December 31, 2017 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG's backlog could decrease substantially.

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

A portion of DBMG’s employees are represented by labor unions, and 24% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, but are currently being renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Global Marine has material obligations under the Global Marine Pension Plan and related Recovery Plan.

In order to satisfy the requirements of Section 226 of the Pensions Act of 2004 (UK) ("UK Pensions Act 2004"), GMSL is a party to the Global Marine Pension Plan Recovery Plan, dated as of March 28, 2014 (the "Recovery Plan"). The Recovery Plan addresses GMSL’s pension funding shortfall, which (on the basis of U.S. GAAP accounting estimates) was approximately $18.6 million as of December 31, 2017, by requiring GMSL to make certain scheduled fixed monthly contributions, certain variable annual profit-related contributions and certain variable dividend-related contributions to the pension plan. The variable dividend-related contributions require GMSL to pay cash contributions to the underfunded pension plan equal to 50% of any dividend payments made to its shareholder, which reduces the amount of cash available for GMSL to make upstream dividend payments to us.

However the Global Marine Pension Plan must be valued on a triennial basis, and all valuations are dependent upon the prevailing market conditions and the actuarial methods and assumptions used as well as the expected pension liabilities at the valuation date. The next valuation is due for the Global Marine Pension Plan position as of December 31, 2016, and the valuation report will be published in 2018. There are various risks which could adversely affect the next valuation of the Global Marine Pension Plan and, consequently, the obligations of GMSL to fund the plan, such as a significant adverse change in the market value of the pension plan assets, an increase in pension liabilities, longer life expectancy of plan members, a change in the discount rate or inflation rate used by the actuary or if the trustees of the plan recommend a material change to the investment strategy. Any increase in the deficit may result in a need for GMSL to increase its pension contributions, which would reduce the amount of cash available for GMSL to make upstream dividend payments to us. While we expect the trustees of the pension plan to renegotiate the Recovery Plan on at least a triennial basis or to dispense with the Recovery Plan if and when the funding shortfall has been eliminated, we can make no assurances in relation to this.

Under the UK Pensions Act 2004, The Pensions Regulator may issue a contribution notice to us or any employer in the UK pension plan or any person who is connected with or is an associate of any such employer where The Pensions Regulator is of the opinion that the relevant person has been a party to an act, or a deliberate failure to act, which had as its main purpose (or one of its main purposes) the avoidance of pension liabilities. Under the UK Pensions Act 2008, The Pensions Regulator has the power to issue a contribution notice to any person where The Pensions Regulator is of the opinion that such person has been a party to an act, or a deliberate failure to act, which has a materially detrimental effect on a pension plan without sufficient mitigation having been provided. If The Pensions Regulator determines that any of the employers participating in the Global Marine Pension Plan are "insufficiently resourced" or a "service company", it may impose a financial support direction requiring such employer or any person associated or connected (see below) with that employer to put in place financial support.

The Pensions Regulator can only issue a contribution notice or financial support direction where it believes it is reasonable to do so. The terms "associate" and "connected person" are broadly defined in the UK Insolvency Act (1986) and would cover, among others, GMSL, its subsidiaries and others deemed to be "shadow directors". Liabilities imposed under a contribution notice or financial support direction may be up to the difference between the value of the assets of the plan and the cost of buying out the benefits of members and other beneficiaries. If GMSL or its connected or associated parties are the recipient of a contribution notice or financial support direction this could have an effect on our cash flow.

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

The exchange rates between the US dollar, the Singapore dollar, the Euro and the GBP have fluctuated in recent periods and may fluctuate substantially in the future. Accordingly, any material fluctuation of the exchange rate of the US Dollar against the Euro, GBP and Singapore dollar could have a negative impact on GMSL’s results of operations and financial condition.

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

Our customers require that our vessels are inspected and certified by a recognized independent third party in order for us to be able to participate in tenders for their projects. In addition, we are required under our contracts with our customers to maintain such certifications. Each of our vessels is certified by the American Bureau of Shipping ("ABS"). The ABS’s certification process generally involves regularly scheduled extensive vessel surveys by marine engineers evaluating the integrity and seaworthiness of our vessels. If we are unable to maintain or obtain these certifications, we may be unable to service our customers under our existing contracts and may not be eligible to participate in future tenders, which could have an adverse effect on our business, financial condition or results of operations.

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

Our business is directly affected by changes in capital expenditures by our customers, and further reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customer’s capital spending include:

•	oil and natural gas prices, including volatility of oil and natural gas prices and expectations regarding future prices;

•	the inability of our customers to access capital on economically advantageous terms;

•	technological advances that make subsea cable communications less attractive or obsolete;

•	the consolidation of our customers;

•	customer personnel changes; and

•	adverse developments in the business or operations of our customers, including write-downs of reserves and borrowing base reductions under customer credit facilities.

As a result of the decreases in oil and natural gas prices, many of our customers in this industry reduced capital spending in 2016 and 2017. While customer budgets are slowly increasing in response to improved market conditions, any prolonged further reduction in commodity prices may result in further capital budget reductions in the future.

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

Certain of our existing and potential customers have policies regarding the minimum acceptable original build age of vessels for use on their projects. Our vessels have an average original build age of approximately 26 years as of December 31, 2017. Two of our ten vessels have original build ages of over 30 years, and such policies may preclude us from participating in tenders for new contracts at all or without producing third party feasibility studies of our vessels. Any trend towards restricting the operation of vessels with older original build ages, either from our customers or under the regulations in the jurisdictions in which a particular vessel operates, could have an adverse effect on our business, financial condition or results of operations, particularly as our vessels continue to age.

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

GMSL is subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., the transportation of passengers and merchandise between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the "Jones Act." Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Should GMSL be required to comply with the U.S. citizenship requirements of the Jones Act, it may be prohibited from operating its vessels in the U.S. coastwise trade.

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

In May 2017, CPB withdrew its proposal to amend the Jones Act in a way that would have made a bulk of international offshore construction vessels banned from working in U.S. waters in the offshore oil and gas industry. The CPB stated, "Based on the many substantive comments CBP received, both supporting and opposing the proposed action, and CBP’s further research on the issue, we conclude that the Agency’s notice of proposed modification and revocation of the various ruling letters relating to the Jones Act should be reconsidered. Accordingly, CBP is withdrawing its proposed action relating to the modification of HQ 101925 and revision of rulings determining certain articles are vessel equipment under T.D. 49815(4), as set forth in the January 18, 2017 notice.

There are risks inherent in foreign joint ventures and investments, such as adverse changes in currency values and foreign regulations.

The joint ventures in which GMSL has operating activities or interests that are located outside the United States are subject to certain risks related to the indirect ownership and development of, or investment in, foreign subsidiaries.  These risks include government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, U.S. taxes on the repatriation of funds to the United States, and other laws and regulations, any of which may have a material adverse effect on GMSL’s investments, financial condition, results of operations, or cash flows.  In particular, given our investments in joint ventures in China, there are also substantial uncertainties regarding the interpretation, application and enforcement of China’s laws and regulations. The effectiveness of newly enacted laws, regulations or amendments in China may be delayed, resulting in detrimental reliance by foreign investors. Furthermore, new laws and regulations that affect existing and proposed future businesses in China may also be applied retroactively. The unpredictability of the interpretation and application of existing and new China laws and regulations may raise additional challenges for us as our joint ventures in China develop and grow. Our failure to understand these laws or an unforeseen change in a law, or the application thereof, may have a material adverse effect on GMSL’s investments, financial condition, results of operations, or cash flows.

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

Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost effective expansion of our network. Factors that could affect such build-out include:

•	municipal or regional political events or local rulings;

•	our ability to obtain permits to use public rights of way;

•	state municipal elections and change of local government administration;

•	our ability to generate cash flow or to obtain future financing necessary for such build-out;

•	unforeseen delays, costs or impediments relating to the granting of municipal and state permits for our build-out; and

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

Risks related to our Other segment

We may not be able to successfully integrate Broadcasting's recent acquisitions into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of Broadcasting’s recent and pending acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. For example, prior to the completion of Broadcasting’s acquisition of Azteca America, we did not operate a Spanish-language broadcast network providing original content to the Hispanic audience in the United States. In addition, Broadcasting’s pending and completed acquisitions during 2017 expanded Broadcasting's network to 113 operating stations, including three full-power stations (inclusive of the channel-share agreement for KEMO-TV in San Francisco), 27 Class A stations and 83 LPTV stations, in over 80 markets across the United States. In addition, the acquisitions increased Broadcasting’s construction permits to 475, allowing for further build-out of coverage across the United States. This may add complexity to effectively overseeing, integrating and operating these assets.

Even if we successfully integrate these assets into our business and operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. The Company's estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. For example, with any past or future acquisition, there is the possibility that:

•	we may not have implemented company policies, procedures and cultures, in an efficient and effective manner;

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share;

•	we may fail to retain and integrate employees and key personnel of the acquired business and assets;

•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;

•	we may encounter unforeseen difficulties in extending internal control and financial reporting systems at the newly acquired business;

•	we may fail to successfully implement technological integration with the newly acquired business or may exceed the capabilities of our technology infrastructure and applications;

•	we may not be able to generate adequate returns;

•
we may encounter and fail to address risks or other problems associated with or arising from our reliance on the representations and warranties and related indemnities, if any, provided to us by the sellers of acquired companies and assets;

•	we may suffer adverse short-term effects on operating results through increased costs and may incur future impairments of goodwill associated with the acquired business;

•	we may be required to increase our leverage and debt service or to assume unexpected liabilities in connection with our acquisitions; and

•	we may encounter unforeseen challenges in entering new markets in which we have little or no experience.

The occurrence of any of these events or our inability generally to successfully implement our acquisition and investment strategy would have an adverse effect, which could be material, on our business, financial condition and results of operations.

Our broadcasting business conducted by Broadcasting operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.

Broadcasting's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. Broadcasting also faces competition from (i) local free over-the-air broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; and (vi) other emerging technologies including mobile television. Some of Broadcasting's current and potential competitors have greater financial and other resources than Broadcasting does and so may be better placed to extend audience reach and expand programming.

In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. The decreased cost of creating channels may also encourage new competitors to enter Broadcasting's markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, lower Broadcasting's advertising revenues. Furthermore, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. We cannot provide any assurances that we will remain competitive with these developing technologies.

Broadcasting's inability to successfully respond to new and growing sources of competition in the broadcasting industry could have an adverse effect on Broadcasting's business, financial condition and results of operations.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC regulates Broadcasting's broadcasting business. We must often times obtain the FCC’s approval to obtain, renew, assign or modify, a license, purchase a new station, sell an existing station or transfer the control of one of Broadcasting's subsidiaries that hold a license. Broadcasting's FCC licenses are critical to Broadcasting's operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned and this would have an adverse effect on Broadcasting's business, financial condition and results of operations.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of Broadcasting's broadcast properties.

Broadcasting Licenses are issued by, and subject to the jurisdiction of the Federal Communications Commission ("FCC"), pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and license revocation or denial of license renewals.

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and Low Power Television ("LPTV") broadcast stations are scheduled to expire between 2020 and 2022; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has no pending renewal applications. A station remains authorized to operate while its license renewal application is pending.

License Assignments. The Communications Act requires prior FCC approval for the assignment or transfer of control of an FCC licensee. Third parties may oppose the Company’s applications to assign, transfer or acquire broadcast licenses.

Full Power and Class A Station Regulations. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have certain official positions or ownership interests, known as "attributable" interests, above specific levels in full power broadcast stations as well as in other specified mass media entities. Many of these limits do not apply to Class A stations, television translators and LPTV authorizations. In seeking FCC approval for the acquisition of a broadcast television station license, the acquiring person or entity must demonstrate that the acquisition complies with applicable FCC ownership rules or that a waiver of the rules is in the public interest. Additionally, the Communications Act and FCC regulations prohibit ownership of a broadcast station license by any corporation with more than 25 percent of its stock owned or voted by non-U.S. persons, their representatives or any other corporation organized under the laws of a foreign country. The FCC’s rules require licensees to file ownership reports at several reporting periods, including an upcoming biennial ownership report filing deadline of March 2, 2018. The FCC has also adopted regulations concerning children’s television programming, commercial limits, local issues and programming, political files, sponsorship identification, equal employment opportunity requirements and other requirements for full power and Class A broadcast television stations. The FCC’s rules require operational full-power and Class A stations to file periodic reports demonstrating compliance with these regulations.
Low Power Television and TV Translator Authorizations.  LPTV stations and TV Translators have "secondary spectrum priority" to full-service television stations.  The secondary status of these authorizations prohibits LPTV and TV Translator stations from causing interference to the reception of existing or future full-service television stations and requires them to accept interference from existing or future full-service television stations and other primary licensees.  LPTV and TV Translator licensees are subject to fewer regulatory obligations than full-power and Class A licensees, and there no limit on the number of LPTV stations that may be owned by any one entity.

The 600 MHz Incentive Auction and the Post-Auction Relocation Process. The FCC concluded a two-sided auction process for 600 MHz band spectrum (the "600 MHz Incentive Auction") on April 13, 2017. The auction process allowed eligible full-power and Class A broadcast television licensees to sell some or all of their spectrum usage rights in exchange for compensation; the FCC would pay reasonable expenses for the remaining, non-participating full-power and Class A stations to relocate to the remaining "in-core" portion of the 600 MHz band. Several of our stations will relocate to new channel assignments and will receive funding from the 600 MHz Band Broadcaster Relocation Fund. Congress has not protected LPTV and TV translator stations in the 600 MHz Incentive Auction and these stations are currently ineligible for relocation funding; however, legislation is currently pending in Congress that may provide supplemental funds for broadcaster relocation that would expand the amounts available to full-power and Class A stations and extend eligibility to certain LPTV stations.  The outcome of this legislative effort is not yet known.  Regardless of whether or not additional funding become available to cover the cost of relocating previously ineligible stations, LPTV and TV translator stations will eventually be required to relocate from the "out-of-core" portion of the 600 MHz band (i.e., channels 38-51) and are required under the rules to mitigate interference to any relocated full-power or Class A station in the in-core band (or cease operations). The FCC has created a priority filing window for LPTV and TV translator stations licensed and operating as of April 13, 2017, and some of our LPTV and TV translator stations will find new channel assignments as a result of this special displacement window.  But some LPTV and TV translator stations displaced as a result of the 600 MHz Incentive Auction will not be capable of finding an alternate channel assignment and will be forced to discontinue operations.

Obscenity and Indecency Regulations. Federal law and FCC regulations prohibit the broadcast of obscene material on television at any time and the broadcast of indecent material between the hours of 6:00 a.m. and 10:00 p.m. local time. The FCC investigates complaints of broadcasts of prohibited obscene or indecent material and can assess fines of up to $350,000 per incident for violation of the prohibition against obscene or indecent broadcasts and up to $3,300,000 for any continuing violation based on any single act or failure to act. The FCC may also revoke or refuse to renew a broadcast station license based on a serious violation of the agency’s obscenity and indecency rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in New York, New York. We lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; GMSL is headquartered in Chelmsford, United Kingdom; ANG is headquartered in Saratoga Springs, NY, and leases land for fueling stations across the U.S.; ICS is headquartered in Herndon, Virginia, and CIG is headquartered in Austin, Texas. As of December 31, 2017, total leased space approximates 742,186 square feet, and land leased for fueling stations of 1,065,508 square feet. Total annual lease costs are approximately $7.9 million. The operating leases expire at various times, with the longest commitment expiring in 2027. In addition, DBMG owns operations, administrative and sales offices located throughout the United States totaling approximately 1,522,417 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

We own substantially all of the equipment required for our businesses which includes cable-ships and submersibles (used in our Marine Services segment), steel machinery and equipment (used in our Construction segment), and communications equipment (used in our Telecommunications segment), except that we lease certain vessels (as described under the "Business - Marine Services Segment" section). See Note 9. Property, Plant, and Equipment, net, for additional detail regarding our property and equipment.

ITEM 3. LEGAL PROCEEDINGS

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Consolidated Financial Statements.

CGI Producer Litigation

On November 28, 2016, Continental General Insurance Company ("CGI"), a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017 the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.

The case has been set for voluntary mediation, which occurred on January 26, 2018. Meanwhile, the Court has stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court ordered the parties to submit a status report regarding the status of their settlement negotiations to the Court in advance of the upcoming status conference scheduled on March 22, 2018.

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

On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. Plaintiff advised defendants on June 7, 2017 that plaintiff was not proceeding with the February 2017 potential settlement framework. The parties have been exploring alternative frameworks for a potential settlement. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2017, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

HC2 common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "PTGI" on June 23, 2011. On April 9, 2014 in connection with our name change, we changed the ticker symbol of our common stock from "PTGI" to "HCHC". On December 29, 2014, HC2 common stock began to trade on the NYSE MKT LLC ("NYSE MKT") under the same ticker symbol "HCHC". On May 16, 2017 HC2 common stock began to trade on the NYSE under the same ticker symbol "HCHC".

The following table provides the intra-day high and low sales prices for HC2's common stock as reported by the NYSE MKT and NYSE, as applicable, for each quarterly period for the last two fiscal years.

	Common Stock
	High	Low
2017
1st Quarter	$7.27	$5.35
2nd Quarter	$6.38	$5.06
3rd Quarter	$6.50	$4.30
4th Quarter	$6.12	$4.78
2016
1st Quarter	$5.29	$3.25
2nd Quarter	$4.81	$3.29
3rd Quarter	$5.49	$4.06
4th Quarter	$6.07	$3.80

Holders of Common Stock

As of February 28, 2018, HC2 had approximately 3,775 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

HC2 paid no dividends on its common stock in 2017 or 2016, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The 11.0% Notes Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The DBMG Facility and the GMSL Facility contain similar covenants applicable to DBMG and GMSL, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 13. Debt Obligations to our consolidated financial statements for more detail concerning our 11.0% Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the year ended December 31, 2017.

Stock Performance Graph

The following graph compares the cumulative total returns on our common stock during the period from December 31, 2012 to December 31, 2017, to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index. The comparison assumes $100 was invested on December 31, 2012 in the common stock of HC2 as well as the indices and assumes further that all dividends were reinvested. HC2’s common stock began trading on the OTC Bulletin Board on July 1, 2009, on the NYSE on June 23, 2011, on the OTCQB on November 18, 2013, on the NYSE MKT on December 29, 2014, and on the NYSE on May 16, 2017.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
HC2 Holdings, Inc. (HCHC)	$100.00	$44.21	$130.76	$82.05	$91.98	$92.29
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$131.57	$142.34	$137.06	$162.73	$186.25
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$121.27	$119.79	$119.73	$126.35	$134.76

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 - Financial Statements and Supplementary Data and (iii) the information described below under "Discontinued Operations."

Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net revenue	$1,634,123	$1,558,126	$1,120,806	$547,438	$230,686
Income (loss) from operations	(1,132)	(1,421)	713	(13,991)	(39,136)
Loss from continuing operations	(50,491)	(97,431)	(35,741)	(11,686)	(17,612)
Income (loss) from discontinued operations	—	—	(21)	(146)	129,218
Net income (loss)	(50,491)	(97,431)	(35,762)	(11,832)	111,606
Net income (loss) attributable to HC2 Holdings, Inc.	(46,911)	(94,549)	(35,565)	(14,391)	111,606
Net income (loss) attributable to common stock and participating preferred stockholders	(49,678)	(105,398)	(39,850)	(16,440)	111,606

Interest expense	(55,098)	(43,375)	(39,017)	(12,347)	(8)
Income tax (expense) benefit	(10,740)	(51,638)	10,882	22,869	7,442

Per Share Data:
Income (loss) per common share:
Basic loss per share	$(1.16)	$(2.83)	$(1.50)	$(0.82)	$(1.25)
Diluted loss per share	$(1.16)	$(2.83)	$(1.50)	$(0.83)	$7.95
Weighted average common shares outstanding:
Basic	42,824	37,260	26,482	19,729	14,047
Diluted	42,824	37,260	26,482	19,729	14,047
Dividends declared per basic weighted average common shares outstanding	$—	$—	$—	$—	$8.58

Balance Sheet Data (in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$97,885	$115,371	$158,624	$107,978	$8,997
Total assets	$3,217,691	$2,835,276	$2,742,512	$712,163	$87,680
Total debt obligations	$593,172	$428,496	$371,876	$335,531	$—
Total liabilities	$3,001,664	$2,735,852	$2,569,247	$563,919	$33,271
Total HC2 Holdings, Inc. stockholders’ equity, before noncontrolling interest	$73,171	$44,215	$94,030	$79,187	$54,409

Cash Flow and Related Data (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net cash (used in) provided by operating activities	$6,142	$79,148	$(27,914)	$5,744	$(20,315)
Purchases of property, plant and equipment	$(31,925)	$(29,048)	$(21,324)	$(5,819)	$(12,577)
Depreciation and amortization	$36,569	$28,863	$32,455	$11,069	$23,964

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

ICS. During the second quarter of 2012, the HC2 Board of Directors committed to dispose of ICS and as a result classified ICS as a discontinued operation. In December 2013, based on management’s assessment of the requirements under ASC No. 360, "Property, Plant and Equipment" ("ASC 360"), it was determined that ICS no longer met the criteria of a held for sale asset. On February 11, 2014, the HC2 Board of Directors officially ratified management’s December 2013 assessment, and reclassified ICS from held for sale to held and used, effective December 31, 2013. As a result, the Company has applied retrospective adjustments for 2012 to reflect the effects of the Company’s decision to cease its sale process of ICS that occurred as of December 31, 2013.

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

Summarized operating results of the discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net revenue	$—	$—	$—	$7,530	$132,515
Operating expenses	—	—	38	7,610	119,392
Income (loss) from operations	—	—	(38)	(80)	13,123
Interest expense	—	—	—	(17)	(11,362)
Loss on early extinguishment or restructuring of debt	—	—	—	—	(21,124)
Other income (expense), net	—	—	4	(60)	(51)
Foreign currency transaction loss	—	—	—	—	(378)
Loss before income tax (expense) benefit	—	—	(34)	(157)	(19,792)
Income tax (expense) benefit	—	—	13	132	171
Loss from discontinued operations	$—	$—	$(21)	$(25)	$(19,621)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section as well as the section below entitled " - Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Annual Report on Form 10-K, "HC2" means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Construction ("DBMG"), Marine Services ("GMSL"), Energy ("ANG"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), and Other, which includes businesses that do not meet the separately reportable segment thresholds.

We continually evaluate acquisition opportunities and monitor a variety of key indicators of our underlying platform companies in order to maximize stakeholder value. These indicators include, but are not limited to, revenue, cost of revenue, operating profit, Adjusted EBITDA and free cash flow. Furthermore, we work very closely with our subsidiary platform executive management teams on their operations and assist them in the evaluation and diligence of asset acquisitions, dispositions and any financing or operational needs at the subsidiary level. We believe that this close relationship allows us to capture synergies within the organization across all platforms and strategically position the Company for ongoing growth and value creation.

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

Our Operations

Refer to Note 1. Organization and Business to our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for additional information.

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

Other than as described above, our businesses are not materially affected by seasonality.

Recent Developments

Acquisitions

Fugro

On November 30, 2017 GMSL acquired 5 assets and 19 employees and contractors based in Aberdeen, Scotland from Fugro N.V. The fair value of the purchase consideration was $87.2 million and comprised of 23.6% share in GMH LLC and a short-term loan of $7.5 million from Fugro N.V. The decision to acquire the business was made to support the overall group strategy of growing the Offshore Power and Oil & Gas businesses. The transaction was accounted for as a business acquisition.

Kanawha Insurance Company

In November 2017, the Insurance Company entered into a Stock Purchase Agreement (the "SPA") with Humana, Inc., a publicly traded company incorporated in Delaware ("Humana"). Pursuant to the SPA, the Insurance Company agreed to acquire Kanawha Insurance Company ("KIC"), Humana’s long-term care insurance subsidiary (the "Transaction"). The obligation of each party to consummate the Transaction is subject to customary closing conditions, including, among others, Humana furnishing certain audited financial statements of the business to be acquired, receipt of regulatory approvals by the South Carolina and Texas insurance departments, customary conditions relating to the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the SPA.

DTV America Corporation

In November 2017, we closed a series of transactions that resulted in HC2 and its subsidiaries owning over 50% of the shares of common stock of DTV for a total consideration of $17.7 million. DTV is an aggregator and operator of low power television ("LPTV") licenses and stations across the United States. DTV currently owns and operates 52 LPTV stations in more than 40 cities. DTV’s distribution platform currently provides carriage for more than 30 television broadcast networks. The Company’s mission is to aggregate heavily discounted broadcast spectrum and build out profitable broadcast TV operations on its scalable, all-IP platform.

Mako Communications, LLC

In November 2017, a wholly-owned subsidiary of Broadcasting, closed on a transaction with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million. Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000. The transaction was accounted for as business acquisition.

Three Angels Broadcasting Network, Inc.

In December 2017, a wholly-owned subsidiary of Broadcasting closed on a transaction with with Three Angels Broadcasting Network, Inc. to purchase all of its assets in connection with its ownership and operation of Class A stations that resulted in HC2 acquiring 14 operating stations for a total consideration of $9.6 million.

Azteca America

In November 2017, a wholly-owned subsidiary of Broadcasting, acquired Azteca America, a Spanish-language broadcast network, from affiliates of TV Azteca, S.A.B. de C.V. ("Azteca") (AZTECACPO.MX) (Latibex:XTZA).  In addition, a wholly-owned subsidiary of Broadcasting signed a definitive acquisition agreement with Northstar Media, LLC ("Northstar"), a licensee of numerous broadcast television licenses in the United States. Under the agreement with Northstar, a wholly-owned subsidiary of Broadcasting was to acquire Northstar’s broadcast television stations, which carry Azteca America programming. The total consideration accrued by the Company as of December 31, 2017, and to be paid pending the close of the Northstar acquisition, was $33.0 million. In February 2018, a wholly-owned subsidiary of Broadcasting closed on the acquisition of Northstar's broadcast television stations. The total consideration paid in February 2018 was $33.0 million.

Signed Purchase Agreements

Prior to December 31, 2017, wholly-owned subsidiaries of Broadcasting had signed purchase agreements to acquire additional stations, subject to FCC approval and closing conditions, for a total consideration of $8.3 million. As of March 14, 2018, a portion of the transactions received FCC approval and closed for a total consideration of $4.6 million.

Subsequent to December 31, 2017, wholly-owned subsidiaries of Broadcasting had signed purchase agreements to acquire additional broadcasting assets, subject to FCC approval and closing conditions, for a total consideration of $8.7 million.

Candraft

In November 2017, DBMG acquired Candraft, one of the premier bridge infrastructure detailing and modeling companies in North America. Candraft has an extensive track record of successful projects across the United States and Canada which will provide DBMG with greater depth and expertise in bridge detailing and broader exposure to the infrastructure sector. The total consideration paid was $3.3 million.

Mountain States Steel

In December 2017, DBMG acquired Mountain States Steel, a structural steel fabricator founded in 1949, that has a modern fabrication facility located on approximately 32 acres in Lindon, Utah. The total consideration paid was $14.5 million.

Debt Issuance

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Notes due 2019. HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22’s 11.0% bridge note due 2019.

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of the 11.0% Notes to investment funds affiliated with three institutional investors in a private placement offering (the "June 2017 Notes"), in order to begin funding acquisitions and general working capital needs.

The Company has issued an aggregate of $400.0 million of its 11.0% Notes pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "11.0% Notes Indenture").

On November 9, 2017, Broadcasting entered into a $75.0 million Bridge Loan (the "Bridge Loan") to finance acquisitions in the broadcast television distribution market. Broadcasting borrowed $45.0 million of principal amount of the Bridge Loan on the same day. On December 15, 2017, Broadcasting borrowed an additional $15.0 million of principal amount of the Bridge loan.

On February 4, 2018, Broadcasting entered into a First Amendment to the Bridge Loan to add an additional $27.0 million in principal borrowing capacity to the Bridge Loan.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of Bridge Loans, the net proceeds of which will be used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loans, and for general corporate purposes. The total aggregate principal amount of the Bridge Loans outstanding after the February 6, 2018 the total borrowing under the Bridge Loan was $102.0 million.

Dividends

During the three months ended December 31, 2017, HC2 received $4.5 million and $2.0 million in dividends from our Construction and Telecommunications segments, respectively. During the year ended December 31, 2017, HC2 received $18.4 million and $8.0 million in dividends from our Construction and Telecommunications segments, respectively.

Tax Sharing Agreement

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the three months ended December 31, 2017, HC2 received $5.0 million from DBMG under this tax sharing agreement. During the year ended December 31, 2017, HC2 received $10.0 million from DBMG under this tax sharing agreement.

Preferred Share Conversion

In May 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, "DG Value") to convert and exchange all of DG Value's 2,308 shares of Series A and 1,000 shares of Series A-1 Convertible Participating Preferred Stock into a total of 803,469 shares of the Company's common stock.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016, and for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue
Construction	$578,989	$502,658	$513,770	$76,331	$(11,112)
Marine Services	169,453	161,864	134,926	7,589	26,938
Energy	16,415	6,430	6,765	9,985	(335)
Telecommunications	701,898	735,043	460,355	(33,145)	274,688
Insurance	151,577	142,457	2,865	9,120	139,592
Other	15,791	9,674	2,125	6,117	7,549
Total net revenue	1,634,123	1,558,126	1,120,806	75,997	437,320

Income (loss) from operations
Construction	37,177	49,639	42,114	(12,462)	7,525
Marine Services	(880)	(323)	10,898	(557)	(11,221)
Energy	(2,770)	(330)	(888)	(2,440)	558
Telecommunications	6,359	4,150	238	2,209	3,912
Insurance	25,353	(812)	(176)	26,165	(636)
Life Sciences	(17,202)	(10,389)	(6,404)	(6,813)	(3,985)
Other	(9,299)	(5,756)	(6,198)	(3,543)	442
Non-operating Corporate	(39,870)	(37,600)	(38,871)	(2,270)	1,271
Total income (loss) from operations	(1,132)	(1,421)	713	289	(2,134)

Interest expense	(55,098)	(43,375)	(39,017)	(11,723)	(4,358)
Gain (loss) on contingent consideration	11,411	(8,929)	—	20,340	(8,929)
Income from equity investees	17,840	10,768	(1,499)	7,072	12,267
Other expenses, net	(12,772)	(2,836)	(6,820)	(9,936)	3,984
Loss from continuing operations before income taxes	(39,751)	(45,793)	(46,623)	6,042	830
Income tax (expense) benefit	(10,740)	(51,638)	10,882	40,898	(62,520)
Loss from continuing operations	(50,491)	(97,431)	(35,741)	46,940	(61,690)
Loss from discontinued operations	—	—	(21)	—	21
Net loss	(50,491)	(97,431)	(35,762)	46,940	(61,669)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,580	2,882	197	698	2,685
Net loss attributable to HC2 Holdings, Inc.	(46,911)	(94,549)	(35,565)	47,638	(58,984)
Less: Preferred stock and deemed dividends from conversions	2,767	10,849	4,285	(8,082)	6,564
Net loss attributable to common stock and participating preferred stockholders	$(49,678)	$(105,398)	$(39,850)	$55,720	$(65,548)
Net revenue: Net revenue for the year ended December 31, 2017 increased $76.0 million to $1,634.1 million from $1,558.1 million for the year ended December 31, 2016. All segments except for our Telecommunication segment recognized increased revenues during the year ended December 31, 2017. The Construction segment was a major driver of the increase, largely due to contribution from large complex projects which have brought in greater revenue when compared to the previous period and additional revenues from BDS and PDC, both of which were acquired in the fourth quarter of 2016. Also contributing to the increase in revenues was our Energy segment, which experienced increased Compressed Natural Gas ("CNG") sales from new fueling stations acquired or developed during 2016 which have incurred a full year of operations in 2017. Further, growth in the Insurance segment was primarily driven by an increase in the asset base for both fixed maturity securities and mortgage loans and yield improvements for fixed maturity securities when compared to the previous period. Finally, increased revenues from our Marine Services segment were driven by higher offshore power installation revenues. These increases were offset by decreases in revenues from our Telecommunications segment as a result of a decrease in wholesale traffic volumes as the segment has been focused on a wholesale traffic termination mix that maximizes margin contribution.

Net revenue for the year ended December 31, 2016 increased $437.3 million to $1,558.1 million from $1,120.8 million for the year ended December 31, 2015. This increase was due primarily to our Telecommunications segment, as a result of growth in wholesale traffic volumes, the addition of revenues associated with our Insurance Company which was acquired in December 2015, and an increase in revenue in our Marine Services segment driven by increased maintenance revenues as a result of the CWind acquisition.

Loss from operations: Loss from operations for the year ended December 31, 2017 decreased $0.3 million to $1.1 million from $1.4 million for the year ended December 31, 2016. The decrease in loss was driven by the Insurance segment's release of reserves, offset in part by our Construction segment due primarily to better-than-bid performance on large, commercial projects in backlog in the comparable period that was not repeated in 2017, and our Life Sciences segment as a result of research and development expenses at R2 and BeneVir.

Income (loss) from operations: Income (loss) from operations for the year ended December 31, 2016 decreased $2.1 million to a loss of $1.4 million from income of $0.7 million for the year ended December 31, 2015. The decrease was due primarily to a reduction in operating income of our Marine Services segment, primarily due to unutilized vessel costs due to timing of projects, and losses from telecommunications installation projects, and an increase in operating loss in our Life Sciences segment due to increased research and development costs. This was partially offset by an increase in operating profit in our Construction segment driven by higher margins through continued focus on more complex projects and an increase in operating profit of our Telecommunications segment driven by higher revenues.

Interest expense: Interest expense for the year ended December 31, 2017 increased $11.7 million to $55.1 million from $43.4 million for the year ended December 31, 2016. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes compared to the previous period and the portion of original issue discount and deferred financing fees expensed in the 2017 period through the refinancing date of our 11.0% Bridge Note. In addition, in the fourth quarter of 2017, Broadcasting borrowed an aggregate principal of $60 million of senior secured debt, further increasing original issue discount, deferred financing fees expense, and interest expense for the year ended December 31, 2017 when compared to the previous year.

Interest expense for the year ended December 31, 2016 increased $4.4 million to $43.4 million from $39.0 million for the year ended December 31, 2015. The increase was primarily due to the full year impact of the increase in the amount of our 11.0% Notes outstanding when compared to the same period last year, and additional debt assumed as a result of the CWind acquisition.

Gain (loss) on contingent consideration: Gain (loss) on contingent consideration for the year ended December 31, 2017 increased $20.3 million to a gain of $11.4 million from a loss of $8.9 million for the year ended December 31, 2016. The increase was driven by the reduction to the contingency reserve established by the Company related to the Insurance Company acquisition as a result of changes in tax law enacted at the end of 2017 and changes in interest rate expectations.

Net loss on contingent consideration: Net loss on contingent consideration for the year ended December 31, 2016 was $8.9 million largely driven by a contingency reserve established by the Company related to the Insurance acquisition, offset by a gain recognized by our Marine segment related to settlement of contingent consideration upon the purchase of the remaining interest of CWind.

Income from equity investees: Income from equity investees for the year ended December 31, 2017 increased $7.0 million to $17.8 million from $10.8 million for the year ended December 31, 2016. The increase in income was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero, and our Marine Services segment, principally from its equity interests in HMN, which realized a significant increase in earnings compared to the prior period. This was partially offset by our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Income from equity investees for the year ended December 31, 2016 increased $12.3 million to income of $10.8 million from a loss of $1.5 million for the year ended December 31, 2015. The increase in income was driven by growth in joint venture income in our Marine Services segment, principally from its equity interests in HMN and S.B. Submarine Systems ("SBSS") which have increased income through sustained growth in the period, and by our Other segment as a result of a reduction in our share of losses recognized from our Inseego (f/k/a Novatel Wireless) investment. This was offset in part by our Life Sciences segment driven by increased losses of our equity investment in MediBeacon.

Other expenses, net: Other expense, net for the year ended December 31, 2017 increased $9.9 million to $12.8 million from $2.8 million for the year ended December 31, 2016. The increase is attributable to an increase in impairment expense in 2017, driven by impairments of one fixed maturity security, warrant shares in a publicly traded company, and our original investment in DTV, and an increase foreign currency transaction expense largely driven by our Marine Services segment. The increases were offset by a prior year impairment related to one fixed maturity security.

Other expense, net for the year ended December 31, 2016 decreased $4.0 million to $2.8 million compared to $6.8 million for the year ended December 31, 2015. The decrease in expense was partly driven by net gains on step acquisitions, net gain on mark to market adjustments of derivative instruments, an increase in foreign currency transaction gains and the one-time settlement payment to our preferred holders in 2015, partially offset by impairments of investments.

Income tax (expense) benefit: Income tax expense was $10.7 million and $51.6 million for the years ended December 31, 2017 and 2016, respectively. The amount recorded primarily relates to the valuation allowance position in which the losses of the HC2 consolidated US group are not benefited for tax purposes. In addition, deferred tax benefits are also not recognized for the Insurance Company given the valuation allowance position. The tax benefits associated with losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. See Note 14. Income Taxes for further information regarding the impact of the Tax Cuts and Jobs Act on our income tax provision for the year ended December 31, 2017.

Income tax benefit (expense) was an expense of $51.6 million and a benefit of $10.9 million for the year ended December 31, 2016 and 2015, respectively. The amount recorded primarily relates to the establishment of valuation allowances on the deferred tax assets of the HC2 Holdings, Inc. U.S. consolidated filing group and Insurance Company through continuing operations. Additionally, the tax benefits associated with losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the year ended December 31, 2017 decreased $8.1 million to $2.8 million from $10.8 million for the year ended December 31, 2016. In the comparable period, certain preferred shareholders were incentivised to convert their Preferred Stock into the Company's common stock. The deemed dividend incentives associated with such conversions were not repeated in the current period. In addition to the decrease in deemed dividends conversions during the two year period ending December 31, 2017 and 2016 reduced the preferred share dividends paid on a quarterly basis.

Preferred stock dividends and deemed dividends for the year ended December 31, 2016 increased $6.6 million to $10.8 million from $4.3 million for the year ended December 31, 2015. The increase is a result of inducements to certain preferred shareholders for the conversion of their Preferred Stock into the Company's common stock.

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs and (iii) asset impairment expense. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in thousands).

Construction Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue	$578,989	$502,658	$513,770	$76,331	$(11,112)

Cost of revenue	478,009	399,972	430,133	78,037	(30,161)
Selling, general and administrative expenses	57,928	49,490	39,249	8,438	10,241
Depreciation and amortization	5,583	1,894	2,016	3,689	(122)
Other operating income	292	1,663	258	(1,371)	1,405
Income from operations	$37,177	$49,639	$42,114	(12,462)	7,525

Net revenue: Net revenue from our Construction segment for the year ended December 31, 2017 increased $76.3 million to $579.0 million from $502.7 million for the year ended December 31, 2016. The increase was due primarily to contribution from large complex projects which have brought in greater revenue when compared to the previous periods and additional revenues from BDS and PDC, both of which were acquired in the fourth quarter of 2016.

Net revenue from our Construction segment for the year ended December 31, 2016 decreased $11.1 million to $502.7 million from $513.8 million for the year ended December 31, 2015. The decrease was primarily due to softness in industrial market opportunities, particularly impacting the Gulf Coast region, as well as from the delayed start of several large-scale commercial projects in the Southwest and Pacific regions, which were in the design phase.

Cost of revenue: Cost of revenue from our Construction segment for the year ended December 31, 2017 increased $78.0 million to $478.0 million from $400.0 million for the year ended December 31, 2016. The increase was driven by the increases in revenues.

Cost of revenue from our Construction segment for the year ended December 31, 2016 decreased $30.2 million to $400.0 million from $430.1 million for the year ended December 31, 2015. The decrease was primarily due to decrease in revenues and better than bid performance on large commercial projects completed in 2016.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2017 increased $8.4 million to $57.9 million from $49.5 million for the year ended December 31, 2016. The increase was due primarily to the additional operating costs associated with the acquisitions of BDS and PDC.

Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2016 increased $10.2 million to $49.5 million from $39.2 million for the year ended December 31, 2015. The increase was due primarily to acquisition expenses, higher compensation expense and professional fees.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the year ended December 31, 2017 increased $3.7 million to $5.6 million from $1.9 million for the year ended December 31, 2016. This increase was due primarily to the expense associated with the assets acquired through the acquisitions of BDS and PDC.

Depreciation and amortization from our Construction segment for the year ended December 31, 2016 decreased $0.1 million to $1.9 million from $2.0 million for the year ended December 31, 2015.

Other operating income: For the year ended December 31, 2017, we recorded an expense of $0.3 million compared with expense of $1.7 million for the year ended December 31, 2016. The decreases in expenses were primarily driven by a reduction in gains recognized on the sale of assets sold when compared to the prior periods.

Other operating income from our Construction segment for the year ended December 31, 2016 increased by $1.4 million to an expense of $1.7 million from an expense of $0.3 million for the year ended December 31, 2015. The increase was primarily driven by an increased loss on disposal of assets held for sale in the current year when compared to the year ended December 31, 2015.

Marine Services Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue	$169,453	$161,864	$134,926	$7,589	$26,938

Cost of revenue	129,093	121,687	92,959	7,406	28,728
Selling, general and administrative expenses	21,593	18,501	11,889	3,092	6,612
Depreciation and amortization	22,898	22,008	18,771	890	3,237
Other operating (income) expense	(3,251)	(9)	409	(3,242)	(418)
Loss from operations	$(880)	$(323)	$10,898	(557)	(11,221)

Net revenue: Net revenue from our Marine Services segment for the year ended December 31, 2017 increased $7.6 million to $169.5 million from $161.9 million for the year ended December 31, 2016. The increase was largely driven by revenue contribution from offshore power installation and telecom maintenance, partially offset by a decrease in telecom installation revenues when compared to the prior period.

Net revenue from our Marine Services segment for the year ended December 31, 2016 increased $26.9 million to $161.9 million from $134.9 million for the year ended December 31, 2015. The increase is due primarily to increased maintenance contract revenues driven by the addition of offshore power installation, repair, maintenance and service revenues as a result of the acquisition of CWind in February 2016.

Cost of revenue: Cost of revenue from our Marine Services segment for the year ended December 31, 2017 increased $7.4 million to $129.1 million from $121.7 million for the year ended December 31, 2016. The increase was driven by the increase in revenues, additional costs incurred from ongoing offshore power installation and repair projects as a result of project challenges and delays, primarily in the second quarter of 2017, and from an increase in unutilized installation vessels costs due to the timing of project work during the year.

Cost of revenue from our Marine Services segment for the year ended December 31, 2016 increased $28.7 million to $121.7 million from $93.0 million for the year ended December 31, 2015. The increase in cost of revenue was due partly to the addition of resource and vessel costs of CWind, an increase in unutilized installation vessel costs due to the timing of project work during the year, and losses on telecom installation projects which resulted from administrative delays by the customers and adverse weather conditions arriving earlier in the season.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2017 increased $3.1 million to $21.6 million from $18.5 million for the year ended December 31, 2016 driven by acquisition costs related to the November 2017 acquisition of the Fugro trenching and cable-laying business.

Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2016 increased $6.6 million to $18.5 million from $11.9 million for the year ended December 31, 2015. The increase was due primarily to the addition of selling, general and administrative expenses of CWind.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the year ended December 31, 2016 increased $3.2 million, to $22.0 million from $18.8 million for the year ended December 31, 2015. The increase was due primarily to the acquired CWind assets.

Other operating (income) expense: Other operating income from our Marine Services segment for the year ended December 31, 2017 increased $3.3 million, driven by the sale of a vessel in 2017.

Energy Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue	$16,415	$6,430	$6,765	$9,985	$(335)

Cost of revenue	10,273	2,553	3,871	7,720	(1,318)
Selling, general and administrative expenses	3,594	1,958	2,147	1,636	(189)
Depreciation and amortization	5,071	2,249	1,635	2,822	614
Other operating expense	247	—	—	247	—
Loss from operations	$(2,770)	$(330)	$(888)	$(2,440)	$558

Net revenue: Net revenue from our Energy segment for the year ended December 31, 2017 increased $10.0 million to $16.4 million from $6.4 million for the year ended December 31, 2016. The increase was primarily driven by increased CNG sales from stations acquired in late 2016 and developed in 2017. This was partially offset by the utilization of tax credits in the comparable period, which expired on December 31, 2016 and as of December 31, 2017 were not renewed. See Note 23. Subsequent Events for updated details regarding the tax credits as a result of legislation passed in 2018.

Adoption of ASU 2014-09 will have an impact on 704Games' results of operations. As the Company is adopting ASU 2014-09 utilizing the modified retrospective approach, the Company will recognize previously deferred revenue in retained earnings on January 1, 2018, and going forward, software revenues, which were previously deferred, will be recognized upon sale to the customer.

Net revenue from our Energy segment for the year ended December 31, 2016 decreased $0.3 million to $6.4 million from $6.8 million for the year ended December 31, 2015. The decrease was driven by a reduction in design and build project revenues, which was largely offset by an increase in CNG sales volumes, resulting largely from the inclusion of sales from newly developed and acquired stations.

Cost of revenue: Cost of revenue from our Energy segment for the year ended December 31, 2017 increased $7.7 million to $10.3 million from $2.6 million for the year ended December 31, 2016. The increase was driven by an increase in CNG supply, utility and other station operating expenses from the newly acquired or developed stations, combined with the impact of station down time associated with the integration upgrade of stations and repair and maintenance expenses associated with the acquired stations from Constellation CNG and Questar Fueling Company in December 2016.

Cost of revenue from our Energy segment for the year ended December 31, 2016 decreased $1.3 million to $2.6 million from $3.9 million for the year ended December 31, 2015. The decrease was due primarily to the reduction in design and build project revenues, which typically generate higher cost of revenue and lower margin than recurring revenues generated through compressed natural gas sales from our network of owned, operated and maintained stations.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2017 increased $1.6 million to $3.6 million from $2.0 million for the year ended December 31, 2016. The increases were driven primarily by an increase in operating expenses to support the growth in the number of stations.

Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2016 decreased $0.1 million to $2.0 million from $2.1 million for the year ended December 31, 2015, driven by slightly lower salary costs.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the year ended December 31, 2017 increased $2.9 million to $5.1 million from $2.2 million for the year ended December 31, 2016. The increases were primarily due to the expense from stations acquired in late 2016 and developed in 2017.

Depreciation and amortization from our Energy segment for the year ended December 31, 2016 increased $0.6 million to $2.2 million from $1.6 million for the year ended December 31, 2015. The increase was primarily due to the increase in the number of natural gas fueling stations placed in service.

Telecommunications Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue	$701,898	$735,043	$460,355	$(33,145)	$274,688

Cost of revenue	685,936	721,219	451,697	(35,283)	269,522
Selling, general and administrative expenses	9,034	8,280	6,769	754	1,511
Depreciation and amortization	371	507	417	(136)	90
Other operating expense	198	887	1,234	(689)	(347)
Income from operations	$6,359	$4,150	$238	$2,209	$3,912

Net revenue: Net revenue from our Telecommunications segment for the year ended December 31, 2017 decreased $33.1 million to $701.9 million from $735.0 million for the year ended December 31, 2016. The decrease was due primarily to decreases in wholesale traffic volumes as the segment is focused on a wholesale traffic termination mix that maximizes margin contribution.

Net revenue from our Telecommunications segment for the year ended December 31, 2016 increased $274.7 million to $735.0 million from $460.4 million for the year ended December 31, 2015. The increase was due primarily to growth in wholesale traffic volumes driven by the changing regulatory environment throughout the European market combined with continued business growth in the Middle East region.

Cost of revenue: Cost of revenue from our Telecommunications segment for the year ended December 31, 2017 decreased $35.3 million to $685.9 million from $721.2 million for the year ended December 31, 2016. The decrease was driven primarily by the decrease in revenues and focus on a wholesale traffic termination mix that maximizes margin contribution.

Cost of revenue from our Telecommunications segment for the year ended December 31, 2016 increased $269.5 million to $721.2 million from $451.7 million for the year ended December 31, 2015. The increase is directly correlated to the growth in wholesale traffic volumes.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2017 increased $0.7 million to $9.0 million from $8.3 million for the year ended December 31, 2016. The increase was due primarily to an increase in salaries and commission expense as a result of improved margin contribution, as well as from an increase in operational support costs.

Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2016 increased $1.5 million to $8.3 million from $6.8 million for the year ended December 31, 2015. The increase was due primarily to a higher bonus and commission expense as a result of improved sales force performance, as well as from an increase in operational support costs.

Other operating expense: Other operating (income) expense from our Telecommunications segment for the year ended December 31, 2017 decreased $0.7 million to $0.2 million from $0.9 million for the year ended December 31, 2016. This was driven by lease termination costs in the prior year which were not repeated in 2017.

Other operating (income) expense from our Telecommunications segment for the year ended December 31, 2016 decreased $0.3 million to $0.9 million from $1.2 million for the year ended December 31, 2015. In 2015, the Telecommunications segment recognized a lease impairment on a legacy switch site recorded in fiscal year 2015 that was no longer in effect for the corresponding period for 2016. This was offset by lease termination costs incurred during the period.

Insurance Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Life, accident and health earned premiums, net	$80,524	$79,406	$1,578	$1,118	$77,828
Net investment income	66,070	58,032	1,031	8,038	57,001
Net realized and unrealized gains on investments	4,983	5,019	256	(36)	4,763
Net revenue	151,577	142,457	2,865	9,120	139,592

Policy benefits, changes in reserves, and commissions	108,695	123,182	2,245	(14,487)	120,937
Selling, general and administrative	21,902	21,456	794	446	20,662
Depreciation and amortization	(4,373)	(3,769)	2	(604)	(3,771)
Other operating expense	—	2,400	—	(2,400)	2,400
Income (loss) from operations	$25,353	$(812)	$(176)	$26,165	$(636)

The balances presented in 2015 reflect eight days of the Insurance segment as CGI was acquired on December 24, 2015.

Net investment income: Net investment income from our Insurance segment for the year ended December 31, 2017 increased $8.0 million to $66.1 million from $58.0 million for the year ended December 31, 2016. The increase was primarily driven by an increase in the asset base for both fixed maturity securities and mortgage loans and yield improvements for fixed maturity securities when compared to the previous period.

Net investment income from our Insurance segment for the year ended December 31, 2016 increased $57.0 million to $58.0 million. The $58.0 million of net investment income for the year ended December 31, 2016 was primarily driven by interest income, net of amortization of the discount or premium of $54.7 million, and dividends of $2.3 million.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the year ended December 31, 2017 decreased $14.5 million to $108.7 million from $123.2 million for the year ended December 31, 2016. Policy benefits, changes in reserves and commission for the period ending December 31, 2017 decreased primarily due to the reserves released of $14.0 million as a result of higher CNFO activity in 2017.

Policy benefits, changes in reserves, and commissions for the year ended December 31, 2016 increased $120.9 million to $123.2 million. which consisted of benefit expenses and reserve changes for long-term care, life and annuity policies, and renewal commissions paid to agents. The reserve has increased during the period due primarily to the interest earned on the beginning reserve balances plus premiums received during period exceeding benefits paid out during the periods.

Other operating expense: Other operating expense from our Insurance segment for the year ended December 31, 2016 was $2.4 million driven by the write off of state licenses in 2016 due to the merger of UTA and CGI.

Life Sciences Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Selling, general and administrative expenses	$17,016	$10,265	$6,383	$6,751	$3,882
Depreciation and amortization	186	124	21	62	103
Loss from operations	$(17,202)	$(10,389)	$(6,404)	$(6,813)	$(3,985)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2017 increased $6.8 million to $17.0 million from $10.3 million for the year ended December 31, 2016. The increases were primarily due to progress driven increases in clinical expenses and research and development at R2 and BeneVir and increases in compensation expense as a result of these companies increased operational needs to meet company-specific regulatory and product commercialization objectives.

Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2016 increased $3.9 million to $10.3 million from $6.4 million for the year ended December 31, 2015. The increase was primarily due to progress driven increases in clinical expenses, research and development, and payroll and benefits at R2, and the impact of BeneVir as a consolidating entity during the three months ended March 31, 2016 as a result of HC2's additional investment.

Other Segment

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net revenue	$15,791	$9,674	$2,125	$6,117	$7,549

Cost of revenue	9,758	8,610	3,963	1,148	4,647
Selling, general and administrative expenses	12,014	5,340	2,426	6,674	2,914
Depreciation and amortization	1,508	1,480	1,934	28	(454)
Other operating (income) expense	1,810	—	—	1,810	—
Loss from operations	$(9,299)	$(5,756)	$(6,198)	$(3,543)	$442

Net revenue: Net revenue from our Other segment for the year ended December 31, 2017 increased $6.1 million, to $15.8 million from $9.7 million for the year ended December 31, 2016. Increased revenues were driven by Broadcasting's acquisitions in the fourth quarter of 2017 and from the increase in sales revenues from 704Games sales of its NASCAR® Heat 2 and mobile app games.

Net revenue from our Other segment for the year ended December 31, 2016 increased $7.5 million, to $9.7 million from $2.1 million for the year ended December 31, 2015. The increase was primarily driven by the release of the NASCAR® Heat Evolution game in September 2016.

While not material to the Company, the adoption of ASU 2014-09 will have an impact on 704Games' results of operations. As the Company is adopting ASU 2014-09 utilizing the modified retrospective approach, the Company will recognize previously deferred revenue in retained earnings on January 1, 2018, and going forward, software revenues, which were previously deferred, will be recognized upon sale to the customer.

Cost of revenue: Cost of revenue from our Other segment for the year ended December 31, 2017 increased $1.1 million to $9.8 million from $8.6 million for the year ended December 31, 2016. The increase in costs of revenue were driven by the increase in costs associated with Broadcasting's acquisitions in the fourth quarter of 2017, and the increased sales from 704Games.

Cost of revenue from our Other segment for the year ended December 31, 2016 increased $4.6 million to $8.6 million from $4.0 million for the year ended December 31, 2015. The increase was primarily driven by an increase in royalties, disc manufacturing, and game development costs related to the NASCAR® Heat Evolution game.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the year ended December 31, 2017 increased $6.7 million to $12.0 million from $5.3 million for the year ended December 31, 2016. The increase was driven by operational costs of Broadcasting's acquisitions in the fourth quarter of 2017.

Selling, general and administrative expenses from our Other segment for the year ended December 31, 2016 increased $2.9 million to $5.3 million from $2.4 million for the year ended December 31, 2015.The increase was due to compensation, marketing and advertising expenses associated with the release of console and PC versions of the NASCAR® Heat Evolution game.

Other operating (income) expense: Other operating (income) expense from our Other segment for the year ended December 31, 2017 was an expense of $1.8 million driven by impairment expense of NerVve's goodwill and property, plant and equipment.

Non-operating Corporate

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Selling, general and administrative expenses	$39,799	$37,600	$38,869	$2,199	$(1,269)
Depreciation and amortization	71	—	—	71	—
Other operating expense	—	—	2	—	(2)
Loss from operations	$(39,870)	$(37,600)	$(38,871)	$(2,270)	$1,271

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2017 increased $2.2 million to $39.8 million from $37.6 million for the year ended December 31, 2016. The increase was attributable to bonus related compensation associated with the growth in Net Asset Value ("NAV") at the end of the period, compensation related expenses associated with senior management changes announced during the year, and acquisition related costs which increased compared to the previous period as a result of broadcasting related purchases.

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

The HC2 Compensation Committee establishes annual salary, cash and equity-based bonus arrangements for certain HC2 executive employees on an annual basis. In determining the amounts payable pursuant to such cash and equity-based bonus arrangements for these employees, the Company has historically measured the growth in the Company’s NAV in accordance with a formula established by HC2’s Compensation Committee ("Compensation NAV"). The Compensation NAV is generally determined by dividing the end of year Compensation NAV per share by the beginning year Compensation NAV per share and subtracting 1 from this amount (the "NAV Return"), and then subtracting the required threshold return rate from the NAV Return.

HC2’s accrual for these bonus compensation expenses as of December 31, 2017, 2016 and 2015, resulted in an increase in expense recognized of $5.8 million between December 31, 2017 and 2016, and $4.7 million between December 31, 2016 and 2015. These increases reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 50.0% and 34.7% in 2017 and 2016, respectively.

For the year ended December 31, 2016, underlying performance of the Compensation NAV increased 34.7% as compared to an increase of less than 1% for the comparable period.  Because the NAV Return did not exceed the required threshold return rate for the twelve months ended December 31, 2015, the 2016 beginning year Compensation NAV per share was equal to the 2015 end of year Compensation NAV per share.

Income (loss) from Equity Investments

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Marine Services	$23,593	$20,007	$13,437	$3,586	$6,570
Life Sciences	(5,668)	(2,024)	(891)	(3,644)	(1,133)
Other	(85)	(7,215)	(14,045)	7,130	6,830
Income (loss) from equity investments	$17,840	$10,768	$(1,499)	$7,072	$12,267

Marine Services: Income from equity investments in our Marine Services segment for the year ended December 31, 2017 increased $3.6 million to $23.6 million from $20.0 million for the year ended December 31, 2016. The increase in income was primarily driven by strong performance from our equity interest in HMN in 2017.

Income from equity investments in our Marine Services segment for the year ended December 31, 2016 increased $6.6 million to $20.0 million from $13.4 million for the year ended December 31, 2015. The increase in income was due to growth in GMSL's joint venture income, principally HMN and SBSS, which had increased income through sustained growth.

Life Sciences: Loss from equity investments from our Life Sciences segment for the year ended December 31, 2017 increased $3.6 million to a loss of $5.7 million from a loss of $2.0 million for the year ended December 31, 2016. The increases were largely due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

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

Other: Loss from equity investments from our Other segment for the year ended December 31, 2017 decreased $7.1 million to a loss of $0.1 million from a loss of $7.2 million when compared to the year ended December 31, 2016. The change was driven by Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero.

Loss from equity investments from our Other segment for the year ended December 31, 2016 decreased $6.8 million to $7.2 million from $14.0 million for the year ended December 31, 2015. The change was driven by Inseego, as the Company did not recognize losses from our investment in the fourth quarter of 2016 as our basis in this investment is zero, as well as by a decrease in equity losses related to NerVve, prior to its consolidation on August 17, 2016.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss), excluding the Insurance segment, as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; and acquisition costs.

(in thousands):	Year ended December 31, 2017
	Core Operating Subsidiaries				Early Stage and Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net loss attributable to HC2 Holdings, Inc.								$(46,911)
Less: Net Income attributable to HC2 Holdings Insurance Segment								7,066
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$23,624	$15,173	$(516)	$6,163	$(18,098)	$(18,005)	$(62,318)	(53,977)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5,583	22,898	5,071	371	186	1,508	71	35,688
Depreciation and amortization (included in cost of revenue)	5,254	—	—	—	—	—	—	5,254
Amortization of equity method fair value adjustment at acquisition	—	(1,594)	—	—	—	—	—	(1,594)
Asset impairment expense	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	292	(3,500)	247	181	—	—	—	(2,780)
Lease termination costs	—	249	—	17	—	—	—	266
Interest expense	976	4,392	1,181	41	—	4,373	44,135	55,098
Net gain on contingent consideration	—	—	—	—	—	—	(11,411)	(11,411)
Other (income) expense, net	(41)	2,683	1,488	149	(17)	6,541	(92)	10,711
Foreign currency gain (included in cost of revenue)	—	(79)	—	—	—	—	—	(79)
Income tax (benefit) expense	10,679	203	(4,243)	7	(820)	(1,129)	(10,185)	(5,488)
Noncontrolling interest	1,941	260	(681)	—	(3,936)	(1,164)	—	(3,580)
Bonus to be settled in equity	—	—	—	—	—	—	4,130	4,130
Share-based compensation expense	—	1,527	364	—	319	279	2,754	5,243
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition costs	3,280	1,815	—	—	—	2,648	3,764	11,507
Adjusted EBITDA	$51,588	$44,027	$2,911	$6,929	$(22,366)	$(3,139)	$(29,152)	$50,798

Total Core Operating Subsidiaries	$105,455

(in thousands):	Year Ended December 31, 2016
	Core Operating Subsidiaries				Early Stage and Other			HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Other and Eliminations	Non-operating Corporate
Net loss attributable to HC2 Holdings, Inc.								$(94,549)
Less: Net loss attributable to HC2 Holdings Insurance Segment								(14,028)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$28,002	$17,447	$7	$1,435	$(7,646)	$(24,800)	$(94,966)	(80,521)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,892	22,007	2,248	504	124	1,480	9	28,264
Depreciation and amortization (included in cost of revenue)	4,370	—	—	—	—	—	—	4,370
Amortization of equity method fair value adjustment at acquisition	—	(1,371)	—	—	—	—	—	(1,371)
(Gain) loss on sale or disposal of assets	1,663	(9)	—	708	—	—	—	2,362
Lease termination costs	—	—	—	179	—	—	—	179
Interest expense	1,239	4,774	211	—	—	1,164	35,987	43,375
Net loss (gain) on contingent consideration	—	(2,482)	—	—	—	—	11,411	8,929
Other (income) expense, net	(163)	(2,424)	(8)	(87)	(3,213)	9,987	(1,277)	2,815
Foreign currency gain (included in cost of revenue)	—	(1,106)	—	—	—	—	—	(1,106)
Income tax (benefit) expense	18,727	1,394	(535)	2,803	1,558	3,250	11,245	38,442
Noncontrolling interest	1,834	974	(4)	—	(3,111)	(2,575)	—	(2,882)
Bonus to be settled in equity	—	—	—	—	—	—	2,503	2,503
Share-based compensation expense	—	1,682	597	—	251	273	5,545	8,348
Non-recurring items	—	—	—	—	—	—	1,513	1,513
Acquisition costs	2,296	290	27	18	—	—	2,312	4,943
Adjusted EBITDA	$59,860	$41,176	$2,543	$5,560	$(12,037)	$(11,221)	$(25,718)	$60,163

Total Core Operating Subsidiaries	$109,139

Construction: Net Income from our Construction segment for the year ended December 31, 2017 decreased $4.4 million to $23.6 million compared to $28.0 million for the year ended December 31, 2016. Adjusted EBITDA income from our Construction segment for the year ended December 31, 2017 decreased $8.3 million to $51.6 million from $59.9 million for the year ended December 31, 2016. The decrease was due in part to project delays associated with design changes on certain existing projects in backlog for 2017, as well as better-than bid performance on commercial projects in the comparable period.

Marine Services: Net Income from our Marine Services segment for the year ended December 31, 2017 decreased $2.3 million to $15.2 million compared to $17.4 million for the year ended December 31, 2016. Adjusted EBITDA income from our Marine Services segment for the year ended December 31, 2017 increased $2.9 million to $44.0 million from $41.2 million for the year ended December 31, 2016. The increase was primarily driven by increases in equity method income through our joint venture investment in HMN in 2017.

Energy: Net Loss from our Energy segment for the year ended December 31, 2017 decreased $0.4 million to $0.5 million compared to zero for the year ended December 31, 2016. Adjusted EBITDA income from our Energy segment for the year ended December 31, 2017 increased $0.5 million to $2.9 million from $2.5 million for the year ended December 31, 2016 due to the impact of sales from stations acquired and commissioned subsequent to the comparable period, offset in part by the utilization of tax credits in the comparable periods, which expired on December 31, 2016 and were not renewed in 2017.

Telecommunications: Net Income from our Telecommunications segment for the year ended December 31, 2017 increased $4.7 million to $6.2 million compared to $1.4 million for the year ended December 31, 2016. Adjusted EBITDA income from our Telecommunications segment for the year ended December 31, 2017 increased $1.3 million to $6.9 million from $5.6 million for the year ended December 31, 2016. The increase was due to the Company’s focus on the wholesale traffic termination mix that maximizes margin contribution.

Life Sciences: Net Loss from our Life Sciences segment for the year ended December 31, 2017 increased $10.5 million to $18.1 million compared to $7.6 million for the year ended December 31, 2016. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2017 increased $10.4 million to a loss of $22.4 million from a loss of $12.0 million due to a progress driven increase in costs at R2, and an increase in equity method losses recorded for MediBeacon, both as a result of increased expenses following successful completion of development and clinical milestones.

Other and Eliminations: Net Loss from our Other segment for the year ended December 31, 2017 decreased $6.8 million to $18.0 million compared to $24.8 million for the year ended December 31, 2016. Adjusted EBITDA loss from the Other segment and eliminations for the year ended December 31, 2017 decreased $8.1 million to $3.1 million from $11.2 million for the year ended December 31, 2016. The decrease in loss was due to a reduction in losses recognized from our equity method investments, principally Inseego, as the Company did not recognize losses from our investment in the year ended December 31, 2017 as our basis in this investment is zero.

Non-operating Corporate: Net Loss from our Corporate segment for the year ended December 31, 2017 decreased $32.6 million to $62.3 million compared to $95.0 million for the year ended December 31, 2016.Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2017 increased $3.4 million to $29.2 million from $25.7 million for the year ended December 31, 2016. The increase was attributable to bonus related compensation associated with the increase in Compensation NAV at the end of the period and from compensation related expenses associated with senior management changes during the year.

	Years Ended December 31,		Increase /
(in thousands):	2017	2016	(Decrease)
Construction	$51,588	$59,860	$(8,272)
Marine Services	44,027	41,176	2,851
Energy	2,911	2,543	368
Telecommunications	6,929	5,560	1,369
Total Core Operating Subsidiaries	105,455	109,139	(3,684)

Life Sciences	(22,366)	(12,037)	(10,329)
Other and Eliminations	(3,139)	(11,221)	8,082
Total Early Stage and Other	(25,505)	(23,258)	(2,247)

Non-Operating Corporate	(29,152)	(25,718)	(3,434)
Adjusted EBITDA	$50,798	$60,163	$(9,365)

Our Adjusted EBITDA was $50.8 million and $60.2 million for the years ended December 31, 2017 and 2016, respectively. The $9.4 million decrease was primarily due to our Life Sciences segment as our early stage companies continue to develop their businesses and meet major milestones and our Construction segment driven by better than bid performance in 2016 which was not repeated in the current year and project delays associated with design changes on certain existing projects in backlog for 2017. These decreases were offset by our Other segment driven by our equity investment in Inseego, as the Company did not recognize losses from our investment in the current period as our basis in this investment is zero.

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Years Ended December 31,
	2017	2016	Increase / (Decrease)
Net income (loss) - Insurance segment	$7,066	$(14,028)	$21,094
Net realized and unrealized gains on investments	(4,983)	(5,019)	36
Asset impairment	3,364	2,400	964
Acquisition costs	2,535	714	1,821
Insurance AOI	$7,982	$(15,933)	$23,915

Our Insurance AOI for the years ended December 31, 2017 and 2016 was income of $8.0 million and a loss of $15.9 million, respectively. The increases were primarily due to reduction in insurance benefits due to reserves released, higher net investment income and net gains realized from the sales of fixed maturity and equity securities and a and a decrease in SG&A expenses driven by the termination of the Transition Services Agreement in early 2017. The increase was partially offset by an increase in tax expense due to higher operating profits, as a result of reserve releases, and increased taxable investment gains in the year.

Backlog

Projects in backlog consist of awarded contracts, letters of intent, notices to proceed, change orders, and purchase orders obtained. Backlog increases as contract commitments are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts. Backlog is converted to sales in future periods as work is performed or projects are completed. Backlog can be significantly affected by the receipt or loss of individual contracts.

Construction Segment

At December 31, 2017, DBMG's backlog was $723.4 million, consisting of $483.9 million under contracts or purchase orders and $239.5 million under letters of intent or notices to proceed. Approximately $461.5 million, representing 63.8% of DBMG’s backlog at December 31, 2017, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

DBMG’s backlog at December 31, 2016 was $503.5 million, consisting of $441.1 million under contracts or purchase orders and $62.4 million under letters of intent or notices to proceed.

Marine Services Segment

At December 31, 2017, GMSL's backlog stood at $445.3 million, inclusive of $342.1 million of signed contracts and customer-approved change orders and $103.2 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $274.0 million, representing 80.1% of GMSL’s signed contracts and customer-approved change orders and $377.0 million, representing 84.7% of GMSL's total backlog at December 31, 2017 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off.  Our reported backlog may not be converted to revenue in any particular period and actual revenue may not equal our backlog.  Therefore, our backlog may not be indicative of the level of our future revenues.

At December 31, 2016, GMSL's backlog stood at $349.9 million, inclusive of $271.3 million of signed contracts and customer-approved change orders and $78.7 million of on-site repair estimates associated with its long-term maintenance contracts.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes, dividend payments on its Preferred Stock and recurring operational expenses.

As of December 31, 2017, the Company had $97.9 million of cash and cash equivalents compared to $115.4 million as of December 31, 2016. On a stand-alone basis, as of December 31, 2017, HC2 had cash and cash equivalents of $29.4 million compared to $21.7 million at December 31, 2016. At December 31, 2017, cash and cash equivalents in our Insurance segment was $25.2 million compared to $24.5 million at December 31, 2016.

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

As of December 31, 2017, the Company had $601.1 million of indebtedness on a consolidated basis compared to $438.4 million as of December 31, 2016. On a stand-alone basis, as of December 31, 2017, HC2 had $400.0 million of indebtedness compared to $307.0 million as of December 31, 2016.

On November 9, 2017, HC2 Broadcasting Holdings Inc., a subsidiary of HC2, entered into a $75.0 million bridge loan (the "Bridge Loan") pari pasu with the 11.0% Senior Secured Notes. The Bridge Loan is guaranteed by HC2 and each of the other guarantors of the 11.0% Notes and ranks pari passu to, and is equally and ratably secured with HC2's existing 11.0% Notes. HC2 Broadcasting Holdings Inc. borrowed $45.0 million of principal amount of the Bridge Loan on the same day and an additional $15.0 million of principal on December 15, 2017.

All of HC2's stand-alone debt consists of the 11.0% Notes. HC2 is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the three months ended December 31, 2017, HC2 received $4.5 million and $2.0 million in dividends from our Construction and Telecommunications segments, respectively. During the year ended December 31, 2017, HC2 received $18.4 million and $8.0 million in dividends from our Construction and Telecommunications segments, respectively.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the year ended December 31, 2017, HC2 received $10.0 million from DBMG under this tax sharing agreement.

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

Capital Expenditures

Capital expenditures for the years ended December 31, 2017, 2016 and 2015 are set forth in the table below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Construction	$11,684	$8,243	$4,969
Marine Services	10,519	12,231	10,651
Energy	8,569	7,211	4,750
Telecommunications	48	831	449
Insurance	597	128	—
Life Sciences	465	195	271
Other	25	45	234
Non-operating corporate	18	164	—
Total	$31,925	$29,048	$21,324

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

Indebtedness

See Note 13. Debt Obligations, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of our debt.

On November 9, 2017, Broadcasting entered into a $75 million bridge loan (the "Bridge Loan") to finance acquisitions in the low power broadcast television distribution market. Broadcasting borrowed $45 million of principal amount of Bridge Loans on the same day. On December 15, 2017, Broadcasting borrowed an additional $15 million of principal amount of Bridge Loans.

On February 4, 2018, Broadcasting entered into a First Amendment to the Credit Agreement of an additional $27.0 million in principal amount of Bridge loans.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of Bridge Loans, the net proceeds of which were or will be used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loans, and for general corporate purposes. The total aggregate principal amount of the Bridge Loans outstanding after the February 6, 2018 borrowing was $102.0 million.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of December 31, 2017, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of December 31, 2017, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of December 31, 2017, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in thousands):

	Years Ended December 31,			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Operating activities	$6,142	$79,148	$(27,914)	$(73,006)	$107,062
Investing activities	(139,253)	(140,218)	(18,914)	965	(121,304)
Financing activities	115,341	18,788	102,693	96,553	(83,905)
Effect of exchange rate changes on cash and cash equivalents	284	(971)	(5,219)	1,255	4,248
Net increase (decrease) in cash and cash equivalents	$(17,486)	$(43,253)	$50,646	$25,767	$(93,899)

Operating Activities

Cash provided by operating activities totaled $6.1 million for the year ended December 31, 2017 as compared to $79.1 million for the year ended December 31, 2016. The $73.0 million decrease was the result of an decrease in working capital largely due to contracts in progress driven by the ramp up of significant projects in our Construction segment, an increase in cash used from interest paid for our long term obligations driven by increase in our 11.0% senior secured debt, and a net decrease in dividends received from equity investees when compared to the prior period.

Cash provided by operating activities totaled $79.1 million for fiscal 2016 as compared to cash used of $27.9 million for fiscal 2015. The $107.1 million increase was the result an increase in working capital, driven by increases in insurance reserves from premiums collected in 2016, net increase on contracts in progress and a reduction in accounts payable.

Investing Activities

Cash used in investing activities totaled $139.3 million for the year ended December 31, 2017 as compared to $140.2 million for the year ended December 31, 2016. The activity, while remaining consistent, was driven by an increase in net cash used from purchases and sales of investments, fully offset by an increase in cash provided by maturities and redemptions of investments. Further, there was an increase in net cash used in the purchase and disposal of property, plant and equipment, partially offset by a decrease in cash paid for business acquisitions when compared to 2016.

Cash used in investing activities during fiscal 2016 was $140.2 million compared to $18.9 million during fiscal 2015, primarily driven by a $106.1 million increase in cash paid for acquisitions and an increase in net investment activity primarily due to the purchase of investments in our Insurance segment.

Financing Activities

Cash provided by financing activities totaled $115.3 million for the year ended December 31, 2017 as compared to cash provided by financing activities of $18.8 million for the year ended December 31, 2016. The $96.6 million change was driven by an increase in proceeds from debt obligations borrowings of $130.5 million largely driven by our Corporate, Construction, and Other segments. This was partially offset by an increase of $29.3 million in principal payments on long term obligations largely driven by the repayment of the $35 million 11.0% Bridge Note.

Cash provided by financing activities during fiscal 2016 was $18.8 million compared to $102.7 million during fiscal 2015, primarily driven by a $68.0 million decrease in proceeds from the issuance of equity securities and an increase of $21.0 million in payments on annuity surrenders.

Contractual Obligations

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life, accident and health liabilities (1)	$1,199,180	$78,862	$108,222	$96,956	$915,140
Annuities (1)	243,157	25,835	40,759	32,877	143,686
Operating leases	76,536	16,679	30,526	16,782	12,549
Capital leases	58,519	10,211	20,198	20,083	8,027
Purchase Obligations	126,944	124,418	2,426	54	46
Debt obligations	644,837	144,440	468,804	12,492	19,101
Total contractual obligations	$2,349,173	$248,286	$563,364	$160,152	$1,093,967
(1) Net of reinsurance recoverable.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,484	$—	$138	$1,047	$—
Preferred Equity	2,484	14,197	—	2,484	9,971	—
Derivatives	422	—	260	3,097	—	3,813
Limited Partnerships	—	—	—	—	1,116	—
Joint Ventures	—	66,572	—	—	40,697	—
Total	$2,906	$82,253	$260	$5,719	$52,831	$3,813

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2017 debt balance, DBMG anticipates that its interest payments will be approximately $0.1 million each quarter.

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

Insurance

Cash flows

CIG’s principal cash inflows from its operating activities relate to its premiums, annuity deposits and insurance, investment income and other income. CIG’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities.

CIG's principal cash outflows relate to the payment of claims liabilities, interest credited and operating expenses. CIG’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Market environment

As of December 31, 2017, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s insurance subsidiary to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiary is domiciled, which subject its subsidiary to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiary to maintain minimum solvency requirements and limit the amount of dividends this subsidiary can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2017, CIG’s insurance subsidiary exceeds the minimum RBC requirements. CIG’s insurance subsidiary paid no dividends to CIG in fiscal year 2017 and has further agreed with its state regulator to not pay dividends for three years following the completion of the acquisition on December 24, 2015.

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

Investments

At December 31, 2017 and December 31, 2016, CIG’s investment portfolio is comprised of the following (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,722	1.1%	$15,950	1.1%
States, municipalities and political subdivisions	395,450	26.5%	375,077	26.6%
Foreign government	5,998	0.4%	5,978	0.4%
Residential mortgage-backed securities	104,895	7.0%	138,196	9.8%
Commercial mortgage-backed securities	30,405	2.0%	49,053	3.5%
Asset-backed securities	147,926	9.9%	77,665	5.5%
Corporate and other	641,788	42.9%	617,039	44.0%
Common stocks (*)	38,780	2.6%	53,892	3.8%
Perpetual preferred stocks	42,572	2.9%	36,654	2.6%
Mortgage loans	52,109	3.5%	16,831	1.2%
Policy loans	17,944	1.2%	18,247	1.3%
Other invested assets	—	—%	3,415	0.2%
Total	$1,493,589	100.0%	$1,407,997	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$724,973	54.0%	$738,509	57.8%
BBB	415,635	31.0%	382,555	29.9%
Total investment grade	1,140,608	85.0%	1,121,064	87.7%
BB	60,339	4.5%	37,093	2.9%
B	7,636	0.6%	20,214	1.6%
CCC, CC, C	25,575	1.9%	35,021	2.7%
D	14,990	1.1%	17,075	1.3%
NR	93,036	6.9%	48,491	3.8%
Total non-investment grade	201,576	15.0%	157,894	12.3%
Total	$1,342,184	100.0%	$1,278,958	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the years ended December 31, 2017, 2016, and 2015, approximately 11.5%, 28.4%, and 36.4% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the United States dollar ("USD"). The local currency of each country is the functional currency for each of our respective entities operating in that country.

In the future, we expect to continue to derive a portion of our net revenue and incur a portion of our operating costs from outside the U.S., and therefore changes in exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Our risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound sterling ("GBP") exchange rate. Changes in the exchange rate of USD relative to the GBP could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the Consolidated Financial Statements. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because certain of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at December 31, 2017 included letters of credit of $8.8 million under Credit and Security Agreements and performance bonds of $289.9 million.

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

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. GAAP requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 2. Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements which discusses the significant accounting policies that we have adopted.

Fair Value Measurements

In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments. The methodologies, assumptions and inputs utilized are described in Note 2. Summary of Significant Accounting Policies. Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.

Valuation of fixed maturity securities
Fixed maturity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.
Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. See Note 5. Fair Value of Financial Instruments for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates.
Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
Assessment of "other-than-temporary" impairments on fixed maturity securities
Certain fixed maturity securities with a fair value below amortized cost are carried at fair value with changes in fair value recorded in accumulated other comprehensive income. For these investments, we have determined that the decline in fair value below its amortized cost is temporary. To make this determination, we evaluated the expected recovery in value and our intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. In making this evaluation, we considered a number of general and specific factors including the regulatory, economic and market environments, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.
If we subsequently determine that the excess of amortized cost over fair value is other-than-temporary for any or all of these fixed maturity securities, the amount recorded in accumulated other comprehensive income would be reclassified to shareholders' net income as an impairment loss.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, exchange rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740.

We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. See Note 14. Income Taxes, to the "Notes to Consolidated Financial Statements" for further information.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

We may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the "implied" fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance, and economic conditions.

See also note 10. Goodwill and Intangibles, net, to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

New Accounting Pronouncements to be Adopted Subsequent to December 31, 2017

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available for sale. The Company utilized a modified retrospective approach to adopt the new guidance effective January 1, 2018. The expected impact related to the change in accounting for equity securities will be approximately $1.1 million of net unrealized investment gains, net of income tax, which will be reclassified from AOCI to retained earnings.

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

The Company adopted the new standard effective January 1, 2018 and is using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have completed our evaluation of the standard’s impact on our revenue streams, including updating internal controls and the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company’s current revenue recognition policies.

The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Instruments with down round feature

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present Earnings Per Share ("EPS") in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 19. Related Parties to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in this Annual Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

HC2 Holdings, Inc. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;

•	our possible inability to generate sufficient liquidity, margins, EPS, cash flow and working capital from our operating segments;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;

•
the impact of covenants in the Certificates of Designation governing HC2’s preferred stock, the indenture governing the notes, the Credit and Security Agreement governing the DBM Global Facility (as defined herein), the CWind Limited line of credit with Barclays, the ANG term loans and notes with Signature Financial, Pioneer Savings Bank and M&T Bank, the Broadcasting Bridge Loan and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our expectations and timing with respect to our ordinary course acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;

•
our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries or businesses that we may make in the future and the effect of any such dispositions or sales on our results of operations;

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

Construction / DBM Global Inc.

Our actual results or other outcomes of DBM Global, Inc. and its wholly-owned subsidiaries ("DBMG"), and thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	its ability to realize cost savings from expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

•	potential impediments and limitations on our ability to complete ordinary course acquisitions in anticipated time frames or at all;

•	uncertain timing and funding of new contract awards, as well as project cancellations;

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

Marine Services / Global Marine Systems Limited

Our actual results or other outcomes of Global Marine Systems Limited ("GMSL"), and thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Energy / ANG Holdings, Inc.

Our actual results or other outcomes of ANG, and thus, our Energy segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	automobile and engine manufacturers’ limited production of originally manufactured natural gas vehicles and engines for the markets in which ANG participates;

•	environmental regulations and programs mandating the use of cleaner burning fuels;

•	competition from oil and gas companies, retail fuel providers, industrial gas companies, natural gas utilities and other organizations;

•	the infrastructure for natural gas vehicle fuels;

•	the safety and environmental risks of natural gas fueling operations and vehicle conversions;

•	our Energy segment’s ability to implement its business plan in a regulated environment;

•	the adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles;

•	demand for natural gas vehicles;

•	advances in other alternative vehicle fuels or technologies, or improvements in gasoline, diesel or hybrid engines; and

•	increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices.

Telecommunications / PTGi International Carrier Services, Inc.

Our actual results or other outcomes of PTGi International Carrier Services, Inc. ("ICS"), and thus, our Telecommunications segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;

•	significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;

•	its compliance with complex laws and regulations in the U.S. and internationally;

•	further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets; and

•	an inability of ICS’ suppliers to obtain credit insurance on ICS in determining whether or not to extend credit.

Insurance / Continental Insurance Group Ltd.

Our actual results or other outcomes of Continental Insurance Group Ltd. ("CIG"), the parent operating company of Continental General Insurance Company ("CGI"), and together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Life Sciences / Pansend Life Sciences, LLC

Our actual results or other outcomes of Pansend Life Sciences, LLC, and thus, our Life Sciences segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Life Sciences segment’s ability to invest in development stage companies;

•	our Life Sciences segment’s ability to develop products and treatments related to its portfolio companies;

•	medical advances in healthcare and biotechnology; and

•	governmental regulation in the healthcare industry.

Other / 704Games Company and HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of 704Games Company and HC2 Broadcasting Holdings Inc., and thus, our Other segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Other segment’s ability to integrate our recent and pending broadcasting acquisitions;

•	our Other segment’s ability to operate in highly competitive markets and maintain market share;

•	our Other segment’s ability to effectively implement its business strategy or be successful in the operation of its business;

•	new and growing sources of competition in the broadcasting industry; and

•	FCC regulation of the television broadcasting industry.

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of December 31, 2017, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $138.8 million, $277.6 million, and $416.4 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

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

Interest Rate Risk

GMSL, DBMG, ANG and Broadcasting are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of December 31, 2017 of $111.2 million, would result in an increase in the recorded interest expense of $1.1 million, $2.2 million, and $3.3 million per year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2018 annual meeting of stockholders ("2018 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2018 Proxy Statement, including under the captions entitled "Information Regarding Directors", "Analysis of Our Directors in Light of Our Business", "Certain Legal Proceedings Affecting Mr. Falcone", "Code of Conduct", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board Committees" and "Executive Officers", and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Conduct applicable to all directors, officers and employees, including the CEO, senior financial officers and other persons performing similar functions. The Code of Conduct is a statement of business practices and principles of behavior that support our commitment to conducting business in accordance with the highest standards of business conduct and ethics. Our Code of Conduct covers, among other things, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code of Conduct. A copy of the Code of Conduct is available under the "Investor Relations-Corporate Governance" section of our website at www.hc2.com. Any amendment of the Code of Conduct or any waiver of its provisions for a director or executive officer must be approved by the Board or a duly authorized committee thereof. We intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item will be set forth under the captions entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Employment Arrangements and Potential Payments upon Termination or Change of Control" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth under the captions entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth under the captions entitled "Board of Directors" and "Transactions with Related Persons" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth under the caption entitled "Independent Registered Public Accounting Firm Fees" in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) List of Documents Filed

1) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2) Financial Statement Schedules

Schedule I - Summary of Investments - Other than Investments in Related Parties
Schedule II- Condensed Financial Information of the Registrant
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
Schedule V - Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Sale and Purchase Agreement, dated September 22, 2014, by and between Global Marine Holdings, LLC and the Sellers party thereto (incorporated by reference to Exhibit 2.1 to HC2 Holdings, Inc.’s ("HC2") Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

2.2
Amended and Restated Stock Purchase Agreement, dated as of December 24, 2015, by and among HC2, Continental General Corporation and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 2.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015)(File No. 001-35210).

2.3#
Business Purchase Agreement, dated as of October 11, 2017, by and among Fugro N.V., Global Marine Systems Limited and Global Marine Holdings LLC (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on October 12, 2017) (File No. 001-35210).

2.4#
Warranty and Indemnity Agreement, dated as of October 11, 2017, by and among Fugro N.V., Global Marine Systems Limited and Global Marine Holdings LLC (incorporated by reference to Exhibit 2.2 to HC2's Current Report on Form 8-K, filed on October 12, 2017) (File No. 001-35210).

2.5#
Stock Purchase Agreement, dated as of November 6, 2017, by and between Humana, Inc. and Continental General Insurance Company (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on November 7, 2017) (File No. 001-35210).

2.6#
Fourth Amended and Restated Limited Liability Company Agreement of Global Marine Holdings, LLC, dated as of November 30, 2017, by and among Global Marine Holdings, LLC and the Members party thereto (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on November 30, 2017) (File No. 001-35210).

2.7#
Vendor Loan Agreement, dated as of November 30, 2017, by and between Fugro Financial Resources B.V. and Global Marine Systems Limited (incorporated by reference to Exhibit 2.2 to HC2's Current Report on Form 8-K, filed on November 30, 2017) (File No. 001-35210).

2.8#
Transitional Services and Framework Services Agreement, dated as of November 30, 2017, by and between Fugro N.V. and Global Marine Systems Limited (incorporated by reference to Exhibit 2.3 to HC2's Current Report on Form 8-K, filed on November 30, 2017) (File No. 001-35210).

3.1	Second Amended and Restated Certificate of Incorporation of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2
Certificate of Ownership Merging PTGI Name Change, Inc. into Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3
Certificate of Ownership and Merger Merging HC2 Name Change, Inc. into PTGI Holding, Inc. (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of HC2 (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

3.5	Third Amended and Restated Bylaws of HC2 (incorporated by reference to Exhibit 3.1 to HC2's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

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

Exhibit Number	Description

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

4.11
Warrant Agreement, dated as of December 24, 2015, between HC2 and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015) (File No. 001-35210)

4.12
11% Senior Secured Bridge Note due 2019, dated as of December 16, 2016, among HC2 Holdings 2, Inc., as the issuer, HC2 as guarantor, and certain other guarantors party thereto (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed December 20, 2016) (File No. 001-35210).

4.13
Amended and Restated Certificate of Designation of Series A-1 Convertible Participating Preferred Stock of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

4.14#
Credit Agreement, dated as of November 9, 2017, among HC2 Broadcasting Holdings Inc., certain other guarantors party thereto, Jefferies Finance LLC and the Lenders (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K, filed on November 9, 2017) (File No. 001-35210).

4.15
First Amendment to Credit Agreement, dated as of February 4, 2018, among HC2 Broadcasting Holdings Inc., Jefferies Finance LLC and the Lenders (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K, filed on February 6, 2018) (File No. 001-35210).

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

10.3
Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the "Purchasers") (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.4^	HC2 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210).

10.5^	2014 HC2 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

10.6
Second Amended and Restated Credit and Security Agreement, dated as of August 14, 2013, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.12 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.7
Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 24, 2013, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.13 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.8
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

10.11
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of October 21, 2014, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.9.6 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.12
Sixth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of January 23, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.14 to HC2's Annual Report on Form 10-K, filed on March 15, 2016) (File No.001-35210).

Exhibit Number	Description

10.13
Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated as of February 19, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.1.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.14
Eighth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of June 15, 2015, by and among DBMG, as Borrower, and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.16 to HC2's Annual Report on Form 10-K, filed on March 15, 2016) (File No. 001-35210).

10.15
Securities Purchase Agreement, dated as of September 22, 2014, by and among HC2 and affiliates of DG Capital Management, LLC and Luxor Capital Partners, LP (incorporated by reference to Exhibit 10.3 to HC2’s Current Report on Form 8-K, filed on September 26, 2014) (File No. 001-35210).

10.16
Securities Purchase Agreement, dated as of January 5, 2015, by and among HC2 and the purchasers thereto (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

10.17
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

10.18
Secured Loan Agreement, dated as of January 20, 2014, by and among Global Marine Systems (Vessels) Limited, as Borrower, Global Marine Systems Limited, as Guarantor, and DVB Bank SE Nordic Branch, as Lender (incorporated by reference to Exhibit 10.8 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.19
Supplemental Charter Agreement, dated as of March 21, 2012, by and among Global Marine Systems Limited, as Charterer, and International Cableship PTE LTD, as Owner (incorporated by reference to Exhibit 10.9.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.20
Bareboat Charter, dated as of September 24, 1992, between International Cableship Pte Ltd and Global Marine Systems Limited (as successor-in-interest to Cable & Wireless (Marine) Ltd) (incorporated by reference to Exhibit 10.9.2 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.21
Deed of Covenant, dated as of March 14, 2006, by and among Global Marine Systems Limited, as Mortgagee, and DYVI Cable Ship, as Mortgagor (incorporated by reference to Exhibit 10.10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.22
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

10.26^
Reformed and Clarified Option Agreement, dated October 26, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.27^
Form of Option Agreement (Additional Time Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.2 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.28^
Form of Option Agreement (Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.3 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.29^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.30^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.31^
Employment Agreement, dated October 1, 2014, by and between HC2 and Paul Voigt (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2015) (File No. 001-35210).

10.32^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.33^
Non-Qualified Stock Option Award Agreement dated April 18, 2016, by and between HC2 and Philip A. Falcone (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 9, 2016) (File No. 001-35210).

Exhibit Number	Description

10.34
Voluntary Conversion Agreement, dated August 2, 2016, by and among HC2 and Luxor Capital Group, LP, as investment manager of the exchanging entities, holders of the Company’s Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.35
Voluntary Conversion Agreement, dated August 2, 2016, by and between HC2 and Corrib Master Fund, Ltd., a holder of the Company’s Series A Participating Preferred Stock, par value ($0.01 per share) (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.36^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.37
Voluntary Conversion Agreement, dated as of October 7, 2016, by and between Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on October 11, 2016) (File No. 001-35210).

10.38^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

10.39
Registration Rights Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.40
Registration Rights Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.41^
Independent Consulting Services Agreement, effective as of July 1, 2016 and dated as of July 11, 2016, by and between Wayne Barr, Jr. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on July 14, 2016) (File No. 001-35210).

10.42^
Separation and Release Agreement, dated January 5, 2017, by and between HC2 and Keith Hladek (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 9, 2017) (File No. 001-35210).

10.43^
Employment Agreement, dated February 26, 2016, by and between HC2 and Paul L. Robinson (incorporated by reference to Exhibit 10.55 to HC2's Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

10.44^
Employment Agreement, dated March 1, 2015, by and between HC2 and Suzi R. Herbst (incorporated by reference to Exhibit 10.54 to HC2's Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

10.45
Voluntary Conversion Agreement dated as of May 2, 2017, by and among DG Value Partners, LP, DG Value Partners II Master Fund, LP and HC2 Holdings, Inc. (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 8, 2017) (File No. 001-35210).

10.46^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

10.47
Securities Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., John N. Kyle II, Kristina C. Bruni, King Forward, Inc., Equity Trust Co FBO John N. Kyle, Tiger Eye Licensing L.L.C., Bella Spectra Corporation, Kim Ann Dagen and Michael S. Dagen, Trustees of the Kim Ann Dagen Revocable Living Trust Agreement dated March 2, 1999, Madison Avenue Ventures, LLC, Paul Donner, Reeves Callaway, Don Shalhub, Shalhub Medical Investments PA, Tipi Sha, LLC, Luis O. Suau, Irwin Podhajser and Humberto Garriga (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.48
Investor Rights Agreement dated as of June 27, 2017 between DTV Holding Inc., DTV America Corporation and other signatories party thereto (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.49
Asset Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., King Forward, Inc., Tiger Eye Broadcasting Corporation, Tiger Eye Licensing L.L.C. and Bella Spectra Corporation (incorporated by reference to Exhibit 10.3 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.50	Amended and Restated Secured Note dated December 23, 2016 (incorporated by reference to Exhibit 10.4 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.51
Asset Purchase Agreement dated as of September 8, 2017 among HC2 LPTV Holdings, Inc., HC2 Holdings, Inc., Mako Communications, LLC, Mintz Broadcasting, Nave Broadcasting, LLC, Tuck Properties, Inc., Lawrence Howard Mintz and Sean Mintz (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on September 14, 2017) (File No. 001-35210).

10.52^
Employment Agreement dated as of September 11, 2017, by and between HC2 and Joseph Ferraro (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on November 8, 2017) (File No. 001-35210).

21.1	Subsidiaries of HC2 (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the
Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2018
POWER OF ATTORNEY
Each of the officers and directors of HC2 Holdings, Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Philip A. Falcone and Michael J. Sena, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
Michael J. Sena

/S/ WAYNE BARR, JR.	Director	March 14, 2018
Wayne Barr, Jr.

/S/ ROBERT LEFFLER	Director	March 14, 2018
Robert Leffler

/S/ LEE HILLMAN	Director	March 14, 2018
Lee Hillman

/S/ WARREN H. GFELLER	Director	March 14, 2018
Warren H. Gfeller

HC2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
New York, NY
March 14, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY
Opinion on Internal Control over Financial Reporting
We have audited HC2 Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
New York, NY
March 14, 2018

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,482,546	$1,415,669	$1,117,941
Life, accident and health earned premiums, net	80,524	79,406	1,578
Net investment income	66,070	58,032	1,031
Net realized and unrealized gains on investments	4,983	5,019	256
Net revenue	1,634,123	1,558,126	1,120,806
Operating expenses
Cost of revenue	1,313,069	1,254,041	982,623
Policy benefits, changes in reserves, and commissions	108,695	123,182	2,245
Selling, general and administrative	182,880	152,890	108,527
Depreciation and amortization	31,315	24,493	24,796
Other operating (income) expenses	(704)	4,941	1,902
Total operating expenses	1,635,255	1,559,547	1,120,093
Income (loss) from operations	(1,132)	(1,421)	713
Interest expense	(55,098)	(43,375)	(39,017)
Gain (loss) on contingent consideration	11,411	(8,929)	—
Income (loss) from equity investees	17,840	10,768	(1,499)
Other expenses, net	(12,772)	(2,836)	(6,820)
Loss from continuing operations before income taxes	(39,751)	(45,793)	(46,623)
Income tax (expense) benefit	(10,740)	(51,638)	10,882
Loss from continuing operations	(50,491)	(97,431)	(35,741)
Loss from discontinued operations	—	—	(21)
Net loss	(50,491)	(97,431)	(35,762)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,580	2,882	197
Net loss attributable to HC2 Holdings, Inc.	(46,911)	(94,549)	(35,565)
Less: Preferred stock and deemed dividends from conversions	2,767	10,849	4,285
Net loss attributable to common stock and participating preferred stockholders	$(49,678)	$(105,398)	$(39,850)

Basic and diluted loss per common share
Loss from continuing operations	$(1.16)	$(2.83)	$(1.50)
Loss from discontinued operations	—	—	—
Basic and diluted loss per share	$(1.16)	$(2.83)	$(1.50)

Weighted average common shares outstanding:
Basic and diluted	42,824	37,260	26,482

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(50,491)	$(97,431)	$(35,762)
Other comprehensive income (loss)
Foreign currency translation adjustment	7,857	(4,911)	(8,591)
Unrealized gain (loss) on available-for-sale securities	55,556	21,245	(8,029)
Actuarial loss on pension plan	(78)	(2,606)	(512)
Other comprehensive income (loss)	63,335	13,728	(17,132)
Comprehensive income (loss)	12,844	(83,703)	(52,894)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,580	2,882	197
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$16,424	$(80,821)	$(52,697)

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,340,626	$1,278,958
Equity securities, available-for-sale at fair value	47,500	51,519
Mortgage loans	52,109	16,831
Policy loans	17,944	18,247
Other invested assets	85,419	62,363
Total investments	1,543,598	1,427,918
Cash and cash equivalents	97,885	115,371
Accounts receivable, net	322,446	267,598
Recoverable from reinsurers	526,337	524,201
Deferred tax asset	1,661	1,108
Property, plant, and equipment, net	374,660	286,458
Goodwill	131,741	98,086
Intangibles, net	117,105	39,722
Other assets	102,258	74,814
Total assets	$3,217,691	$2,835,276

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,693,961	$1,648,565
Annuity reserves	243,156	251,270
Value of business acquired	42,969	47,613
Accounts payable and other current liabilities	347,492	251,733
Deferred tax liability	10,740	15,304
Debt obligations	593,172	428,496
Other liabilities	70,174	92,871
Total liabilities	3,001,664	2,735,852
Commitments and contingencies
Temporary equity
Preferred stock	26,296	29,459
Redeemable noncontrolling interest	1,609	2,526
Total temporary equity	27,905	31,985
Stockholders’ equity
Common stock, $.001 par value	44	42
Shares authorized: 80,000,000 at December 31, 2017 and December 31, 2016;
Shares issued: 44,570,004 and 42,070,675 at December 31, 2017 and December 31, 2016;
Shares outstanding: 44,190,826 and 41,811,288 at December 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	254,685	241,485
Treasury stock, at cost; 379,178 and 259,387 shares at December 31, 2017 and December 31, 2016, respectively	(2,057)	(1,387)
Accumulated deficit	(221,189)	(174,278)
Accumulated other comprehensive income (loss)	41,688	(21,647)
Total HC2 Holdings, Inc. stockholders’ equity	73,171	44,215
Noncontrolling interest	114,951	23,224
Total stockholders’ equity	188,122	67,439
Total liabilities, temporary equity and stockholders’ equity	$3,217,691	$2,835,276

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2014	23,813	$24	$141,948	$(378)	$(44,164)	$(18,243)	$79,187	$25,208	$104,395	$43,849
Dividend to noncontrolling interest	—	—	—	—	—	—	—	(1,835)	(1,835)	—
Share-based compensation expense	—	—	11,102	—	—	—	11,102	—	11,102	—
Preferred stock dividend and accretion	—	—	(4,285)	—	—	—	(4,285)	—	(4,285)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(375)	—	—	—	(375)	—	(375)	(420)
Issuance of common stock for acquisition of business	1,007	1	5,380	—	—	—	5,381	—	5,381	—
Issuance of common stock	9,998	10	53,779	—	—	—	53,789	—	53,789	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	14,033
Conversion of preferred stock to common stock	432		1,839	—	—	—	1,839	—	1,839	(839)
Transactions with noncontrolling interests	—	—	89	—	—	—	89	(475)	(386)	(89)
Net loss	—	—	—	—	(35,565)	—	(35,565)	596	(34,969)	(793)
Other comprehensive loss	—	—	—	—	—	(17,132)	(17,132)	—	(17,132)	—
Balance as of December 31, 2015	35,250	$35	$209,477	$(378)	$(79,729)	$(35,375)	$94,030	$23,494	$117,524	$55,741
Dividend to noncontrolling interest	—	—	—	—		—	—	(759)	(759)	—
Share-based compensation expense	—	—	8,348	—	—	—	8,348	—	8,348	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(489)	—	—	—	(489)	—	(489)	489
Exercise of stock options	2	—	8	—	—	—	8	—	8	—
Taxes paid in lieu of shares issued for share-based compensation	(228)	—	—	(1,009)	—	—	(1,009)	—	(1,009)	—
Preferred stock dividend and accretion	—	—	(2,948)	—	—	—	(2,948)	—	(2,948)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(608)	—	—	—	(608)	—	(608)	608
Issuance of common stock	269	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	6,518	7	21,365	—	—	—	21,372	—	21,372	(23,768)
Transactions with noncontrolling interests	—	—	6,332	—	—	—	6,332	1,951	8,283	335
Net loss	—	—	—	—	(94,549)	—	(94,549)	(1,462)	(96,011)	(1,420)
Other comprehensive income	—	—	—	—	—	13,728	13,728	—	13,728	—
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Dividend to noncontrolling interests	—	—	—	—	—	—	—	(756)	(756)	—
Share-based compensation	—	—	7,305	—	—	—	7,305	—	7,305	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1,126)	—	—	—	(1,126)	—	(1,126)	1,126
Exercise of stock options	135	—	486	—	—	—	486	—	486	—
Taxes paid in lieu of shares issued for share-based compensation	(120)	—	—	(670)	—	—	(670)	—	(670)	—
Preferred stock dividend and accretion	—	—	(2,063)	—	—	—	(2,063)	—	(2,063)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(65)	—	—	—	(65)	—	(65)	65
Issuance of common stock for acquisition of business	1,006	1	4,993	—	—	—	4,994	—	4,994	—
Issuance of common stock	555	—	269	—	—	—	269	—	269	—
Conversion of preferred stock to common stock	803	1	2,665	—	—	—	2,666	—	2,666	(3,228)
Transactions with noncontrolling interests	—	—	736	—	—	—	736	93,353	94,089	667
Net loss	—	—	—	—	(46,911)	—	(46,911)	(870)	(47,781)	(2,710)
Other comprehensive income	—	—	—	—	—	63,335	63,335	—	63,335	—
Balance as of December 31, 2017	44,190	$44	$254,685	$(2,057)	$(221,189)	$41,688	$73,171	$114,951	$188,122	$27,905

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(50,491)	$(97,431)	$(35,762)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	127	2,862	99
Share-based compensation expense	5,243	8,348	11,102
Depreciation and amortization	36,569	28,863	32,455
Amortization of deferred financing costs and debt discount	6,121	3,253	1,420
Amortization of (discount) premium on investments	8,032	11,373	301
(Gain) loss on sale or disposal of assets	(2,780)	2,362	170
Lease termination costs	266	179	1,185
Asset impairment expense	1,810	2,400	547
(Income) loss from equity investees	(17,840)	(10,768)	1,499
Impairment of investments	9,969	4,322	—
Net realized (gains) losses on investments	(5,149)	(2,528)	6,053
Net gain (loss) on contingent consideration	(11,411)	8,929	—
Receipt of dividends from equity investees	4,668	8,723	4,647
Deferred income taxes	(10,453)	27,136	(13,102)
Annuity benefits	8,674	8,962	—
Other operating activities	7,576	(878)	5,451
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(47,073)	(55,907)	(60,720)
Recoverable from reinsurers	(2,136)	(1,947)	—
Other assets	(23,471)	46,757	8,063
Life, accident and health reserves	45,261	56,338	608
Accounts payable and other current liabilities	54,373	11,905	36,216
Other liabilities	(11,743)	15,895	(28,146)
Cash provided by (used in) operating activities:	6,142	79,148	(27,914)
Cash flows from investing activities:
Purchase of property, plant and equipment	(31,925)	(29,048)	(21,324)
Disposal of property, plant and equipment	1,981	8,824	5,034
Purchase of investments	(341,859)	(229,738)	(51,598)
Sale of investments	157,198	89,392	12,248
Maturities and redemptions of investments	143,331	97,375	—
Purchase of equity method investments	(10,590)	(10,203)	(3,000)
Cash paid for business acquisitions, net of cash acquired	(57,828)	(66,346)	39,726
Other investing activities	439	(474)	—
Cash used in investing activities:	(139,253)	(140,218)	(18,914)
Cash flows from financing activities:
Proceeds from debt obligations	186,856	56,058	54,042
Principal payments on debt obligations	(51,596)	(22,252)	(19,287)
Annuity receipts	2,885	3,399	78
Annuity surrenders	(19,539)	(21,654)	—
Proceeds from sale of preferred stock, net	—	—	14,033
Proceeds from sale of common stock, net	—	—	53,975
Transactions with noncontrolling interests	677	6,167	(475)
Change in restricted cash	—	—	6,014
Payment of dividends	(3,641)	(4,220)	(5,687)
Net cash received for contingent consideration	—	2,335	—
Taxes paid in lieu of shares issued for share-based compensation	(670)	(1,009)	—
Other financing activities	369	(36)	—
Cash provided by financing activities:	115,341	18,788	102,693
Effects of exchange rate changes on cash and cash equivalents	284	(971)	(5,219)
Net change in cash and cash equivalents	(17,486)	(43,253)	50,646
Cash and cash equivalents, beginning of period	115,371	158,624	107,978
Cash and cash equivalents, end of period	$97,885	$115,371	$158,624

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental cash flow information:
Cash paid for interest	$47,634	$39,193	$39,451
Cash paid for taxes	$19,164	$20,859	$1,134
Non-cash investing and financing activities:
Purchases of property, plant and equipment under financing arrangements	$—	$—	$1,808
Property, plant and equipment included in accounts payable	$1,396	$1,581	$911
Investments included in accounts payable	$6,323	$2,494	$—
Conversion of preferred stock to common stock	$4,433	$28,534	$1,839
Deemed dividend from conversion of preferred stock	$532	$6,867	$—
Dividends payable to shareholders	$500	$1,322	$1,005
Business acquisition through the issuance of common stock, debt and warrants	$20,148	$—	$11,591
Issuance of debt obligations	$—	$—	$5,000
Fair value of contingent assets assumed in other acquisitions	$—	$2,992	$—
Fair value of deferred liabilities assumed in other acquisitions	$—	$2,995	$—
Debt assumed in acquisitions	$2,480	$20,813	$—

See notes to Consolidated Financial Statements

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

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling ("BIM") modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains approximately 92% controlling interest in DBMG.

2.Our Marine Services segment is comprised of Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. The Company maintains approximately 73% controlling interest in GMSL.

3.Our Energy segment is comprised of American Natural Gas ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains approximately 68% controlling interest in ANG.

4.Our Telecommunications segment is comprised of PTGi International Carrier Services, ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, voice over internet protocol service operators and internet service providers. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company maintains 100% interest in ICS.

5.Our Insurance segment is comprised of Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains 100% interest in CGI.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interest of (i) approximately 80% interest in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) approximately 74% interest in R2 Dermatology Inc. ("R2"), which develops skin lightening technology, and (iii) approximately 80% interest in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including a 50% interest in Medibeacon Inc., and an investment in Triple Ring Technologies, Inc.

7.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. Among the businesses included in this segment is the Company's 56% controlling interest in 704Games Company ("704Games" f/k/a DMi, Inc.), which owns licenses to create and distribute NASCAR® video games; a 100% ownership of HC2 Broadcasting Holdings, Inc. ("Broadcasting"), which strategically acquires broadcast assets across the United States. Broadcasting maintains approximately 50% controlling interest in DTV America Corporation ("DTV").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of December 31, 2017, the results of DBMG, GMSL, ANG, ICS, CGI, Genovel, R2, BeneVir, Broadcasting, and 704Games have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation. The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less.

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Consolidated Financial Statements, in conformity with ASC 820, Fair Value Measurements and Disclosures, represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill. In accordance with ASC 805 Business Combinations ("ASC 805"), if additional information is obtained about the initial estimates of the fair value of the assets acquired and liabilities assumed within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

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

Fixed maturity securities, available-for-sale at fair value include bonds and redeemable preferred stocks. The Company carries these investments at fair value with net unrealized gains or losses, net of tax and related adjustments, reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI").

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Derivatives

Equity purchase warrants, equity call options and the Company's issued warrant to purchase its common stock qualify as a derivative under ASC 815, Derivatives and Hedging. All of such derivative instruments are recognized as either assets or liabilities at fair value. Subsequent changes in fair value are recognized within earnings.

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

Other than transactions described within Note 3. Business Combinations, the Company did not have any significant nonrecurring fair value measurements of non-financial assets and liabilities in 2017 or 2016.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Inventory

Inventory is valued at the lower of cost or net realizable value under the first-in, first-out method. Provision for obsolescence is made where appropriate and is charged to cost of revenue in the consolidated statements of operations. Short-term work in progress on contracts is stated at cost less foreseeable losses. These costs include only direct labor and expenses incurred to date and exclude any allocation of overhead. The policy for long-term work in progress contracts is disclosed within the Revenue and Cost Recognition accounting policy.

Reinsurance

Premium revenue and benefits are reported net of the amounts related to reinsurance ceded to and assumed from other companies. Expense allowances from reinsurers are included in other operating and general expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC 740, Income Taxes ("ASC 740"), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

At December 31, 2017, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the HC2 U.S. consolidated filing group and the Insurance Company's’ will not be realized. Therefore, a full valuation allowance was maintained against the HC2 U.S. consolidated filing group’s and Insurance Company's net deferred tax assets as of December 31, 2017. The appropriateness and amount of these valuation allowances are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360, Property, plant, and equipment ("ASC 360").

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles - Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of the goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company elected to early adopt ASU 2017-04 effective March 31, 2017, resulting in no impact to the Consolidated Financial Statements.

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with a qualitative evaluation of each reporting unit. If such test indicates potential for impairment, a one-step quantitative test is performed and if there is excess of a reporting unit's carrying amount over its fair value, impairment is recorded, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Active License Holdings. As of December 31, 2017, Broadcasting and its subsidiaries held 294 Active television broadcast licenses issued by the FCC, which are included in Intangibles, net in the consolidated financial statements. The weighted average renewal period for these licenses was 2.96 years.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its debt obligations at the current market values (for periods during which the Company had debt obligations) as well as the current volatility and trading value of the Company’s common stock.

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

The VOBA balance is also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised ("unlocking") retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within AOCI in the stockholders’ equity section of the consolidated balance sheets.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its debt and line of credit obligations and amortizes them over the term of the respective debt agreement. The amortization expense of the deferred financing costs is included in interest expense on the consolidated statements of operations. If the Company extinguishes portions of its debt prior to the maturity date, deferred financing costs are charged to expense on a pro-rata basis and are included in loss on early extinguishment or restructuring of debt on the consolidated statements of operations. Subsequent to our early adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (see "New Accounting Pronouncements") effective on December 31, 2015, we reclassified our deferred financing costs to debt obligations and aggregate them with the original issue discount on the consolidated balance sheets. Previously the Company's deferred financing costs had been included in other assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, valuation of certain investments and the insurance reserves, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC 718, Compensation - Stock Compensation ("ASC 718"), income taxes and various other contingencies.

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

Revenue and Cost Recognition

DBMG

DBMG performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of tons fabricated to date to total estimated tons. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the Company and customer or general contractor have agreed on both the scope and price of changes, the work has commenced, it is probable that the costs of the changes will be recovered and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Telecommunication/Maintenance

GMSL provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of approximately 60 global telecommunications providers. Typically, GMSL enters into five to seven years contracts to provide maintenance to cable systems that are located in specific geographical areas. Revenue from these maintenance agreements is recognized on a straight line basis unless the pattern of costs associated with repairs indicates otherwise.

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

Pensions

GMSL operates various pension schemes comprising both defined benefit plans and defined contribution plans. GMSL also makes contributions on behalf of employees who are members of the Merchant Navy Officers Pension Fund ("MNOPF").

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Share-Based Compensation

The Company accounts for share-based compensation issued to employees in accordance with the provisions of ASC 718 and to non-employees pursuant to ASC 505-50, Equity-based payments to non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for using a fair-value based method. The Company records share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

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

In periods when the Company generates income, the Company calculates basic Earnings Per Share ("EPS") using the two-class method, pursuant to ASC No. 260, Earnings Per Share. The two-class method is required as the shares of the Company’s preferred stock qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated to the common stock and preferred stock to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company does not use the two-class method in periods when it generates a loss as the holders of the preferred stock do not participate in losses.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

Accounting Pronouncements Early Adopted During the Fiscal Year

Testing for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Updates ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles - Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of the goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company elected to early adopt ASU 2017-04 effective March 31, 2017, resulting in no impact to the Consolidated Financial Statements.

New Accounting Pronouncements to be Adopted Subsequent to December 31, 2017

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate or law in U.S. Tax Reform is recognized. Early adoption is permitted. Current GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to AOCI. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Also, the new guidance requires certain disclosures about stranded tax effects. The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial statements and expects minimal impact.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has started evaluating its lease arrangements to determine the impact of this amendment on the financial statements. The evaluation includes an extensive review of the leases, which are primarily related to our vessels and office space. Additionally, the Company has begun tracking separate accounting records for leases entered into starting January 1, 2017 under the new guidance to facilitate future implementation. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. Early adoption is permitted. The Company expects to adopt this and related ASUs in its Consolidated Financial Statements beginning January 1, 2019 and is currently in the process of evaluating the impact of this guidance on its consolidated financial statements. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available for sale. The Company utilized a modified retrospective approach to adopt the new guidance effective January 1, 2018. The expected impact related to the change in accounting for equity securities will be approximately $1.1 million of net unrealized investment gains, net of income tax, which will be reclassified from AOCI to retained earnings.

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

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have completed our evaluation of the standard’s impact on our revenue streams, including updating internal controls and the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company’s current revenue recognition policies.

While not material to the Company, the adoption of ASU 2014-09 will have an impact on 704Games' results of operations. As the Company is adopting ASU 2014-09 utilizing the modified retrospective approach, the Company will recognize previously deferred revenue in retained earnings on January 1, 2018, and going forward, software revenues, which were previously deferred, will be recognized upon sale to the customer.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The adoption of this standard did not have a material impact on our consolidated financial statements as of the adoption date. The Company expects to expand its qualitative disclosures within the notes to the consolidated financial statements.

Instruments with down round feature

In July 2017, the FASB issued ASU 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present EPS in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

3. Business Combinations

Construction Segment

On November 1, 2017, DBMG consummated the acquisition of 100% of shares of  North American operations of Candraft VSI ("Candraft"). Candraft is a premier bridge infrastructure detailing and modeling company. On December 1, 2017, DBMG consummated the acquisition of the assets from Mountain States Steel, Inc. ("MSS") including inventory, machinery & equipment, real estate, employees and certain intangible assets. MSS is a premier custom structural steel fabricator for constructions projects including bridges, stadiums and power plants. The aggregate fair value of the consideration paid in connection with the acquisitions of Candraft and MSS was $17.8 million, including $16.3 million in cash. Both transactions were accounted for as business acquisitions.

On October 13, 2016, DBMG acquired the detailing and BIM management business of PDC Global Pty Ltd. ("PDC"). The new businesses provide steel detailing, BIM modelling and BIM management services for industrial and commercial construction projects in Australia and North America. On November 1, 2016, DBMG acquired BDS VirCon ("BDS"). BDS provides steel detailing, rebar detailing and BIM modelling services for industrial and commercial projects in Australia, New Zealand, North America and Europe. The aggregate fair value of the consideration paid in connection with the acquisitions of PDC and BDS was $25.5 million, including $21.4 million in cash. Both transactions were accounted for as business acquisitions.

Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in thousands):

	December 31,
Purchase price allocation	2017	2016
Cash and cash equivalents	$—	$621
Accounts receivable	448	5,558
Property, plant and equipment	12,730	8,043
Goodwill	2,290	11,827
Intangibles	1,608	3,955
Other assets	909	2,895
Total assets acquired	17,985	32,899
Accounts payable and other current liabilities	(28)	(5,924)
Deferred tax liability	—	(169)
Other liabilities	(167)	(1,302)
Total liabilities assumed	(195)	(7,395)
Total net assets acquired	$17,790	$25,504

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $1.5 million and $2.9 million assigned to the assembled and trained workforce for 2017 and 2016, respectively. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DMBG in connection with the 2017 and 2016 acquisitions were approximately $3.3 million and $2.3 million, respectively, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Results of acquired businesses were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because they are not material to our consolidated results of operations.

Marine Services Segment

On November 30, 2017 GMSL acquired 5 assets and 19 employees and contractors based in Aberdeen, Scotland from Fugro N.V. The fair value of the purchase consideration was $87.2 million and comprised of 23.6% share in GMH LLC and a short-term loan of $7.5 million to Fugro N.V. The decision to acquire was made to support the overall group strategy of growing the Power and Oil & Gas businesses. The transaction was accounted for as business acquisition.

The limited liability company agreement of GMH was amended and restated upon consummation of the Acquisition to reflect such issuance and to provide the Fugro Member with certain rights, including the right to designate two out of the up to seven members of its board of directors, the right to approve certain actions outside the ordinary course of business, certain "tag-along" rights to participate in sales of membership units by other members and, after five years and subject to the Fugro Member first offering its membership units to the other members at a price based upon independent valuations, the right to cause GMHL to be put up for sale in a process led by an investment banking firm.

During the year ended December 31, 2016, GMSL acquired a 60% controlling interest in CWind Limited ("CWind") with an obligation to purchase the remaining 40% in equal amounts on September 30, 2016 and September 30, 2017 (based on agreed financial targets). The total consideration transferred for these acquisitions was $7.8 million. On November 1, 2016, GMSL completed the renegotiation of the deferred purchase obligation to purchase the outstanding 40% minority interest of CWind and purchased the remaining 40% on that date. Transaction was accounted for as business acquisition.

Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles, and residual goodwill are summarized as follows (in thousands):

	December 31,
Purchase price allocation	2017	2016
Cash and cash equivalents	$2,212	$1,188
Accounts receivable	—	6,397
Property, plant and equipment	73,320	28,273
Goodwill	11,783	1,334
Intangibles	—	690
Other assets	596	2,542
Total assets acquired	87,911	40,424
Accounts payable and other current liabilities	(676)	(10,891)
Deferred tax liability	—	(123)
Debt obligations	—	(20,813)
Noncontrolling interest	—	(815)
Total liabilities assumed	(676)	(32,642)
Total net assets acquired	$87,235	$7,782

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by GMSL in connection with the 2017 and 2016 acquisitions were approximately $1.8 million and $0.3 million, respectively, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of acquired businesses were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations are also presented because the Fugro acquisition was material to our consolidated results of operations.

Energy Segment

For the year ended December 31, 2016, ANG completed four acquisitions comprised of an aggregate of twenty-one fueling stations. The total fair value of the consideration transferred by ANG in connection with the acquisitions was $42.1 million, comprised of $39.2 million in cash and a $2.9 million 4.25% seller note, due in 2022. See Note 13. Debt Obligations for further details. Two of the transactions were accounted for as asset acquisitions because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets related to acquired stations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Purchase price allocation	December 31, 2016
Accounts receivable	$1,303
Property, plant and equipment, net	40,758
Goodwill	748
Intangibles	4,984
Other assets	79
Total assets acquired	47,872
Accounts payable and other current liabilities	(897)
Deferred tax liability	(4,578)
Total liabilities assumed	(5,475)
Bargain purchase gain	(340)
Total net assets acquired	$42,057

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

Results of operations from the acquired stations since acquisition dates have been included in our Consolidated Statements of Operations. Pro forma results of operations for ANG's acquisitions have not been presented because they are not material to our consolidated results of operations.

Other Acquisitions

During the year ended December 31, 2017, Broadcasting and its subsidiaries completed a series of transactions for a total consideration of $91.2 million (in thousands):

	DTV	Mako	Azteca	Other	Total
Cash	$13,467	$18,192	$—	$12,104	$43,763
Accounts payable	—	—	33,000	—	33,000
Equity	—	4,994	—	—	4,994
Debt obligations	2,405	5,250	—	—	7,655
Fair value of previously held interest	1,780	—	—	—	1,780
Fair value of consideration	$17,652	$28,436	$33,000	$12,104	$91,192

DTV

In November 2017, we closed a series of transactions that resulted in HC2 and its subsidiaries owning over 50% of the shares of common stock of DTV for a total consideration of $17.7 million. DTV is an aggregator and operator of Low Power Television ("LPTV") licenses and stations across the United States. DTV currently owns and operates 52 LPTV stations in more than 40 cities. DTV’s distribution platform currently provides carriage for more than 30 television broadcast networks. DTV maintains a focus on technological innovation. DTV exclusively adopted Internet Protocol (IP) as a transport to provide Broadcast-as-a-Service, making it the only adopter of all IP-transport to the home. The transaction was accounted for as business acquisition.

Mako

In November 2017, a wholly-owned subsidiary of Broadcasting, closed on a transaction with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million. Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000. The transaction was accounted for as business acquisition.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Azteca

In November 2017, a wholly-owned subsidiary of Broadcasting acquired Azteca America, a Spanish-language broadcast network, from affiliates of TV Azteca, S.A.B. de C.V. ("Azteca") (AZTECACPO.MX) (Latibex:XTZA).  As part of the bifurcated transaction structure, a wholly-owned subsidiary of Broadcasting signed a definitive acquisition agreement with Northstar Media, LLC ("Northstar"), a licensee of numerous broadcast television licenses in the United States. Under the agreement with Northstar, a wholly-owned subsidiary of Broadcasting will acquire Northstar’s broadcast television stations, which carry Azteca America programming. The total consideration accrued by the Company as of December 31, 2017 pending the close of the Northstar acquisition was $33.0 million. In February 2018, a wholly-owned subsidiary of Broadcasting closed on the acquisition of Northstar's broadcast television stations and funded the $33.0 million consideration balance. The transaction was accounted for as business acquisition.

Other

In November and December of 2017, a wholly-owned subsidiary of Broadcasting closed three additional acquisitions for a total consideration of $12.1 million. All three transactions were accounted as asset acquisitions.

During the year ended December 31, 2016, we completed the acquisition of additional interests in and thereby control of NerVve and BeneVir. The total consideration transferred for these acquisitions was $7.2 million, including $1.4 million in cash. Both transactions were accounted for as business acquisitions.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

	December 31,
Purchase price allocation	2017	2016
Cash and cash equivalents	$61	$1,775
Restricted cash	—	3
Accounts receivable	9,134	3
Property, plant and equipment	12,097	1,623
Goodwill	20,678	4,207
Intangibles	81,016	6,392
Other assets	1,290	37
Total assets acquired	124,276	14,040
Accounts payable and other current liabilities	(8,036)	(289)
Deferred tax liability	(6,072)	(2,696)
Debt obligations	(4,480)	—
Other liabilities	—	(3)
Total liabilities assumed	(18,588)	(2,988)
Enterprise value	105,688	11,052
Less fair value of noncontrolling interest	14,496	3,889
Total net assets acquired	$91,192	$7,163

Debt obligations includes $2.0 million note with CGI, which is eliminated on the Consolidated Balance Sheet.

The following table summarizes acquired intangible assets (in thousands):

	December 31,
	2017	2016
FCC licenses	$76,490	$—
Developed technology	—	6,392
Trade name	208	—
Other	4,318	—
Total intangibles	$81,016	$6,392

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Results of operations from other acquisitions since respective acquisition dates have been included in our Consolidated Statements of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Pro Forma Adjusted Summary

Disclosure of proforma information under ASC 805 related to the Azteca acquisition has not been provided as it would be impracticable to do so. After making every reasonable effort to do so, the Company is unable to obtain reliable historical GAAP financial statements for Azteca. Amounts would require estimates so significant as to render the disclosure irrelevant.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Fugro had occurred on January 1, 2016. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands):

	Years Ended December 31,
	2017	2016
Net revenue	$1,674,688	$1,596,275
Net income (loss) from continuing operations	$(41,098)	$(69,230)
Net income (loss) attributable to HC2 Holdings, Inc.	$(48,256)	$(118,235)

4. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities (in thousands):

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,283	$470	$(31)	$15,722
States, municipalities and political subdivisions	377,549	18,953	(1,052)	395,450
Foreign government	6,331	—	(333)	5,998
Residential mortgage-backed securities	101,974	4,185	(1,264)	104,895
Commercial mortgage-backed securities	30,152	269	(16)	30,405
Asset-backed securities	145,479	2,610	(163)	147,926
Corporate and other	589,803	51,891	(1,464)	640,230
Total fixed maturity securities	$1,266,571	$78,378	$(4,323)	$1,340,626
Equity securities
Common stocks	$4,938	$116	$(126)	$4,928
Perpetual preferred stocks	40,902	1,735	(65)	42,572
Total equity securities	$45,840	$1,851	$(191)	$47,500

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,910	$135	$(95)	$15,950
States, municipalities and political subdivisions	374,527	4,408	(3,858)	375,077
Foreign government	6,380	—	(402)	5,978
Residential mortgage-backed securities	136,126	2,634	(564)	138,196
Commercial mortgage-backed securities	48,715	427	(89)	49,053
Asset-backed securities	76,303	1,934	(572)	77,665
Corporate and other	600,458	23,635	(7,054)	617,039
Total fixed maturity securities	$1,258,419	$33,173	$(12,634)	$1,278,958
Equity securities
Common stocks	$16,236	$—	$(1,371)	$14,865
Perpetual preferred stocks	37,041	191	(578)	36,654
Total equity securities	$53,277	$191	$(1,949)	$51,519

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized gains (losses) on investments. These investments had a fair value of $12.3 million, $15.2 million, and $21.0 million as of December 31, 2017, 2016, and 2015 respectively. The change in fair value related to these securities resulted in a gain of $0.9 million, a loss of $1.2 million, and a loss of $0.3 million for the years ended December 31, 2017, 2016, and 2015 respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2017 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$19,306	$19,017
Due after one year through five years	103,803	106,178
Due after five years through ten years	153,927	159,615
Due after ten years	711,930	772,590
Subtotal	988,966	1,057,400
Mortgage-backed securities	132,126	135,300
Asset-backed securities	145,479	147,926
Total	$1,266,571	$1,340,626

Corporate and Other Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$191,234	$203,735	31.8%	$214,911	$211,834	34.3%
Transportation, communication and other services	186,114	201,802	31.5%	180,647	189,163	30.7%
Manufacturing	100,942	111,391	17.4%	112,644	118,440	19.2%
Other	111,513	123,302	19.3%	92,256	97,602	15.8%
Total	$589,803	$640,230	100.0%	$600,458	$617,039	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

A portion of certain other-than-temporary impairment ("OTTI") losses on fixed maturity securities is recognized in AOCI. For these securities the net amount, which is recognized in the Consolidated Statements of Operations in the below line items, represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net realized gains (losses) on investments	$—	$163	$—
Other expenses, net	6,550	2,451	—
Total Other-Than-Temporary Impairments	$6,550	$2,614	$—

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total unrealized losses for the 126, 269, and 528 fixed maturity and equity securities held by the Company as of December 31, 2017, 2016, and 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Unrealized Losses	% of Total	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity and equity securities
Less than 20%	$(4,230)	93.7%	$(10,069)	69.0%	$(5,667)	52.2%
20% or more for less than six months	(174)	3.9%	(482)	3.3%	—	—%
20% or more for six months or greater	(110)	2.4%	(4,032)	27.7%	(5,198)	47.8%
Total	$(4,514)	100.0%	$(14,583)	100.0%	$(10,865)	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2017. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 126, 269, and 528 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of December 31, 2017, 2016, and 2015, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

December 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$5,044	$(17)	$2,199	$(14)	$7,243	$(31)
States, municipalities and political subdivisions	32,939	(834)	10,757	(218)	43,696	(1,052)
Foreign government	—	—	5,999	(333)	5,999	(333)
Residential mortgage-backed securities	5,139	(546)	16,150	(718)	21,289	(1,264)
Commercial mortgage-backed securities	5,053	(12)	1,003	(4)	6,056	(16)
Asset-backed securities	19,771	(64)	3,963	(99)	23,734	(163)
Corporate and other	18,478	(824)	19,433	(640)	37,911	(1,464)
Total fixed maturity securities	$86,424	$(2,297)	$59,504	$(2,026)	$145,928	$(4,323)
Equity securities
Common stocks	$1,057	$(126)	$—	$—	$1,057	$(126)
Perpetual preferred stocks	1,614	(13)	1,048	(52)	2,662	(65)
Total equity securities	$2,671	$(139)	$1,048	$(52)	$3,719	$(191)

December 31, 2016	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$4,392	$(95)	$—	$—	$4,392	$(95)
States, municipalities and political subdivisions	207,740	(3,858)	—	—	207,740	(3,858)
Foreign government	5,978	(402)	—	—	5,978	(402)
Residential mortgage-backed securities	54,385	(564)	—	—	54,385	(564)
Commercial mortgage-backed securities	13,159	(89)	—	—	13,159	(89)
Asset-backed securities	12,443	(572)	—	—	12,443	(572)
Corporate and other	147,653	(3,022)	3,579	(4,032)	151,232	(7,054)
Total fixed maturity securities	$445,750	$(8,602)	$3,579	$(4,032)	$449,329	$(12,634)
Equity securities
Common stocks	$14,585	$(1,371)	$—	$—	$14,585	$(1,371)
Perpetual preferred stocks	20,464	(578)	—	—	20,464	(578)
Total equity securities	$35,049	$(1,949)	$—	$—	$35,049	$(1,949)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2015	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$15,409	$(49)	$—	$—	$15,409	$(49)
States, municipalities and political subdivisions	294,105	(1,227)	—	—	294,105	(1,227)
Residential mortgage-backed securities	77,695	(588)	—	—	77,695	(588)
Commercial mortgage-backed securities	44,618	(96)	—	—	44,618	(96)
Asset-backed securities	22,550	(51)	—	—	22,550	(51)
Corporate and other	466,293	(7,537)	—	—	466,293	(7,537)
Total fixed maturity securities	$920,670	$(9,548)	$—	$—	$920,670	$(9,548)
Equity securities
Common stocks	$13,657	$(1,311)	$—	$—	$13,657	$(1,311)
Perpetual preferred stocks	7,378	(6)	—	—	7,378	(6)
Total equity securities	$21,035	$(1,317)	$—	$—	$21,035	$(1,317)

As of December 31, 2017, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 7.3% of the gross unrealized loss and 10.4% of the fair value. As of December 31, 2016, investment grade fixed maturity securities represented approximately 54.5% of the gross unrealized loss and 83.0% of the fair value. As of December 31, 2015, investment grade fixed maturity securities represented approximately 33.2% of the gross unrealized loss and 88.3% of the fair value.

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Cost Method	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,484	$—	$138	$1,047	$—
Preferred Equity	2,484	14,197	—	2,484	9,971	—
Derivatives	422	—	260	3,097	—	3,813
Limited Partnerships	—	—	—	—	1,116	—
Joint Ventures	—	66,572	—	—	40,697	—
Total	$2,906	$82,253	$260	$5,719	$52,831	$3,813

Summarized financial information for equity method investees not consolidated for the years ended December 31, 2017, 2016, and 2015 is as follows (information for two of the investees is reported on a one month lag, in thousands):

	Years Ended December 31,
	2017	2016	2015
Net revenue	$481,528	$558,180	$502,122
Gross profit	$122,103	$164,853	$103,236
Income (loss) from continuing operations	$7,597	$51,690	$(18,743)
Net income (loss)	$(17,530)	$(11,123)	$(36,873)

Current assets	$357,329	$285,466	$256,372
Noncurrent assets	$188,319	$278,766	$219,434
Current liabilities	$227,229	$184,068	$169,002
Noncurrent liabilities	$161,014	$131,587	$132,934

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Fixed maturity securities, available-for-sale at fair value	$59,403	$54,685	$964
Equity securities, available-for-sale at fair value	2,620	2,263	93
Mortgage loans	2,474	491	—
Policy loans	1,150	1,173	18
Other invested assets	628	321	—
Gross investment income	66,275	58,933	1,075
External investment expense	(205)	(901)	(44)
Net investment income	$66,070	$58,032	$1,031

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized gains (losses) on investments were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Realized gains on fixed maturity securities	$4,393	$4,868	$256
Realized losses on fixed maturity securities	(1,045)	(2,367)	—
Realized gains on equity securities	(566)	4,525	—
Realized losses on equity securities	981	(352)	—
Net unrealized and realized gains (losses) on derivative instruments	1,220	(1,492)	—
Impairment loss	—	(163)	—
Net realized gains (losses)	$4,983	$5,019	$256

5. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,722	$5,094	$10,628	$—
States, municipalities and political subdivisions	395,450	—	389,439	6,011
Foreign government	5,998	—	5,998	—
Residential mortgage-backed securities	104,895	—	90,283	14,612
Commercial mortgage-backed securities	30,405	—	18,248	12,157
Asset-backed securities	147,926	—	14,184	133,742
Corporate and other	640,230	2,098	611,844	26,288
Total fixed maturity securities	1,340,626	7,192	1,140,624	192,810
Equity securities
Common stocks	4,928	4,771	—	157
Perpetual preferred stocks	42,572	7,665	28,470	6,437
Total equity securities	47,500	12,436	28,470	6,594
Derivatives	260	—	—	260
Total assets accounted for at fair value	$1,388,386	$19,628	$1,169,094	$199,664

Liabilities
Warrant liability	$3,826	$—	$—	$3,826
Other	944	—	—	944
Total liabilities accounted for at fair value	$4,770	$—	$—	$4,770

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2016		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,950	$5,140	$10,778	$32
States, municipalities and political subdivisions	375,077	—	369,387	5,690
Foreign government	5,978	—	5,978	—
Residential mortgage-backed securities	138,196	—	82,242	55,954
Commercial mortgage-backed securities	49,053	—	6,035	43,018
Asset-backed securities	77,665	—	4,448	73,217
Corporate and other	617,039	2,020	594,653	20,366
Total fixed maturity securities	1,278,958	7,160	1,073,521	198,277
Equity securities
Common stocks	14,865	10,290	—	4,575
Perpetual preferred stocks	36,654	9,312	27,342	—
Total equity securities	51,519	19,602	27,342	4,575
Derivatives	3,813	—	—	3,813
Total assets accounted for at fair value	$1,334,290	$26,762	$1,100,863	$206,665

Liabilities
Warrant liability	$4,058	$—	$—	$4,058
Contingent liability	11,411	—	—	11,411
Other	816	—	—	816
Total liabilities accounted for at fair value	$16,285	$—	$—	$16,285

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2017. The Company transferred $1.1 million of corporate and other bonds and $0.5 million of preferred stock from Level 1 into Level 2 during the year ended December 31, 2016, reflecting the level of market activity in these instruments.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer out of Level 3 of $62.9 million and into of Level 3 of $3.3 million, primarily related to structured securities, during the years ended December 31, 2017 and 2016, respectively.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The fair values of private placement securities are primarily determined using a discounted cash flow model. In certain cases, these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 3. For certain private fixed maturity securities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2017 and 2016, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$(15)	$—
States, municipalities and political subdivisions	5,690	(113)	(143)	573	—	1,636	(1,632)	6,011
Residential mortgage-backed securities	55,954	(370)	1,169	3,465	(8,964)	3,203	(39,845)	14,612
Commercial mortgage-backed securities	43,018	(314)	345	—	(10,072)	8,620	(29,440)	12,157
Asset-backed securities	73,217	1,151	1,495	149,163	(80,615)	1,065	(11,734)	133,742
Corporate and other	20,366	(3,361)	3,776	12,741	(7,914)	10,606	(9,926)	26,288
Total fixed maturity securities	198,277	(3,007)	6,642	165,942	(107,582)	25,130	(92,592)	192,810
Equity securities
Common stocks	4,575	(3,151)	232	—	—	281	(1,780)	157
Perpetual preferred stocks	—	—	336	—	—	6,101	—	6,437
Total equity securities	4,575	(3,151)	568	—	—	6,382	(1,780)	6,594
Derivatives	3,813	(1,588)	—	—	(1,965)	—	—	260
Total financial assets	$206,665	$(7,746)	$7,210	$165,942	$(109,547)	$31,512	$(94,372)	$199,664

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2017
Liabilities
Warrant liability	$4,058	$(232)	$—	$—	$—	$—	$—	$3,826
Contingent liability	11,411	(11,411)	—	—	—	—	—	—
Other	816	128	—	—	—	—	—	944
Total financial liabilities	$16,285	$(11,515)	$—	$—	$—	$—	$—	$4,770

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2016
Assets
Fixed maturity securities
U.S. Government and government agencies	$73	$—	$2	$—	$(43)	$—	$—	$32
States, municipalities and political subdivisions	5,659	401	(370)	—	—	—	—	5,690
Residential mortgage-backed securities	79,019	(1,928)	1,374	—	(14,656)	16,878	(24,733)	55,954
Commercial mortgage-backed securities	60,525	(958)	275	—	(21,548)	12,515	(7,791)	43,018
Asset-backed securities	27,653	963	1,413	59,379	(23,457)	14,426	(7,160)	73,217
Corporate and other	13,944	16	(1,610)	13,369	(4,475)	2,091	(2,969)	20,366
Total fixed maturity securities	186,873	(1,506)	1,084	72,748	(64,179)	45,910	(42,653)	198,277
Equity securities								—
Common stocks	4,932	—	(357)	—	—	—	—	4,575
Total equity securities	4,932	—	(357)	—	—	—	—	4,575
Derivatives	4,211	(580)	—	230	(48)	—	—	3,813
Contingent asset	—	(156)	—	2,992	(2,836)	—	—	—
Total financial assets	$196,016	$(2,242)	$727	$75,970	$(67,063)	$45,910	$(42,653)	$206,665

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2015	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2016
Liabilities
Warrant liability	$4,332	$(274)	$—	$—	$—	$—	$—	$4,058
Contingent liability	—	8,773	—	2,995	(357)	—	—	11,411
Other	—	(674)	—	1,490	—	—	—	816
Total financial liabilities	$4,332	$7,825	$—	$4,485	$(357)	$—	$—	$16,285

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

December 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$52,109	$52,110	$—	$—	$52,110
Policy loans	17,944	17,944	—	17,944	—
Other invested assets	2,906	3,757	—	—	3,757
Total assets not accounted for at fair value	$72,959	$73,811	$—	$17,944	$55,867
Liabilities
Annuity benefits accumulated (1)	$243,156	$240,361	$—	$—	$240,361
Debt obligations (2)	544,211	552,413	—	552,413	—
Total liabilities not accounted for at fair value	$787,367	$792,774	$—	$552,413	$240,361

December 31, 2016			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$16,831	$16,832	$—	$—	$16,832
Policy loans	18,247	18,247	—	18,247	—
Other invested assets	5,719	4,597	—	—	4,597
Total assets not accounted for at fair value	$40,797	$39,676	$—	$18,247	$21,429
Liabilities
Annuity benefits accumulated (1)	$251,270	$249,372	$—	$—	$249,372
Debt obligations (2)	378,780	376,081	—	376,081	—
Total liabilities not accounted for at fair value	$630,050	$625,453	$—	$376,081	$249,372
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Debt Obligations. The fair value of the Company’s debt obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

6. Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2017	2016
Contracts in progress	$167,809	$121,666
Trade receivables	106,937	113,380
Unbilled retentions	50,957	35,069
Other receivables	476	1,102
Allowance for doubtful accounts	(3,733)	(3,619)
Total accounts receivable	$322,446	$267,598

7. Inventory

Inventory is recognized in the consolidated balance sheets within Other assets, and consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials and consumables	$11,832	$8,572
Work in process	696	850
Finished goods	211	226
	$12,739	$9,648

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in thousands):

		December 31, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Co	A+	$336,852	64.0%	$337,967	64.5%
Loyal American Life Insurance Co (Cigna)	A-	140,552	26.7%	139,269	26.5%
Great American Life Insurance Co	A	48,933	9.3%	46,965	9.0%
Total		$526,337	100.0%	$524,201	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Property, Plant, and Equipment, net

Property, plant, and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Land	$30,313	$21,006
Building and leasehold improvements	34,632	31,713
Plant and transportation equipment	6,631	5,551
Cable-ships and submersibles	251,840	169,034
Equipment, furniture and fixtures, and software	127,409	101,421
Construction in progress	19,927	19,889
	470,752	348,614
Less: Accumulated depreciation	96,092	62,156
	$374,660	$286,458

Depreciation expense was $35.8 million, $28.9 million, and $26.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts included $5.3 million, $4.4 million, and $7.9 million of depreciation expense within cost of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. For the year ended December 31, 2016, the Company corrected the cumulative effect of an adjustment related to purchase accounting associated with the acquisition of DBMG in May 2014. See Note 2 for further details.

As of December 31, 2017 and December 31, 2016, total net book value of equipment under capital leases consisted of $45.3 million and $51.0 million of cable-ships, submersibles, and equipment.

In June 2017, the NerVve recorded an impairment of $1.2 million. Computer software and other fixed assets were written down to zero as a result of deteriorated business conditions. This impairment charge is included in Other operating (income) expenses in our Consolidated Statements of Operations for the year ended December 31, 2017.

10. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Other	Total
Balance at December 31, 2015	$24,490	$1,134	$1,374	$3,378	$29,021	$—	$1,781	$61,178
Reclassification	—	—	—	—	—	—	14	14
Acquisitions	11,827	1,334	1,257	—	18,269	3,620	587	36,894
Balance at December 31, 2016	$36,317	$2,468	$2,631	$3,378	$47,290	$3,620	$2,382	$98,086
Measurement period adjustment	—	—	(509)	—	—	—	—	(509)
Acquisitions	2,290	11,783	—	—	—	—	20,678	34,751
Impairments	—	—	—	—	—	—	(587)	(587)
Balance at December 31, 2017	$38,607	$14,251	$2,122	$3,378	$47,290	$3,620	$22,473	$131,741

On an annual basis, the Company performs it's Goodwill impairment review. After considering all quantitative and qualitative factors, other than noted below, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

During the second quarter of 2017, the Company concluded that a step 1 test of goodwill for NerVve was necessary. This conclusion was based on certain indicators of impairment related to NerVve's deteriorated business conditions. The Company estimated the fair value of the NerVve reporting unit, using the income approach, at an implied fair value of goodwill of $0 and an impairment charge of $0.6 million was recorded. This impairment charge is included in Other operating (income) expenses in our Consolidated Statements of Operations for the year ended December 31, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-lived Intangible Assets

The acquisition of the Insurance Company resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization. The consolidation of BeneVir in 2016 resulted in the recording of developed technology not subject to amortization.

Indefinite-lived intangible assets consists of the following (in thousands):

	December 31,
	2017	2016
State licenses	$2,450	$2,450
FCC licenses	76,490	—
Developed technology	6,392	6,392
Total	$85,332	$8,842

In 2017, Broadcasting and its subsidiaries strategically acquired broadcast assets across the United States resulting in the recording of FCC licenses. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal costs. Accordingly we have concluded that FCC licenses are indefinite-lived intangible assets.

In 2016, the Insurance Company filed applications with the ODOI and the TDOI to redomesticate CGI from Ohio to Texas. In conjunction with the redomestication, the Insurance Companies filed a request with the TDOI to merge the two companies (with CGI as the surviving entity), which was approved as of December 31, 2016. As a result of the merger the Company recorded a $2.4 million impairment to the indefinite-lived state licenses in 2016. The impairment was included within Asset impairment expense in the Consolidated Statement of Operations.

The consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset not subject to amortization valued at $6.4 million.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows (in thousands):

	Weighted-Average Original Useful Life	December 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	11 Years	$13,981	$(4,527)	$9,454	$13,004	$(3,113)	$9,891
Customer relationships	12 Years	21,657	(4,681)	16,976	20,865	(2,194)	18,671
Developed technology	4 Years	3,823	(3,601)	222	4,739	(3,197)	1,542
Other	4 Years	5,374	(253)	5,121	787	(11)	776
Total		$44,835	$(13,062)	$31,773	$39,395	$(8,515)	$30,880

Amortization expense for amortizable intangible assets was $5.4 million, $3.8 million, and $4.4 million for the years ended December 31, 2017, 2016, and 2015 respectively, and was included in Depreciation and amortization in the Consolidated Statements of Operations.

VOBA

VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business and recorded amortization increases net income for the respective period. Total negative amortization recorded for the years ended December 31, 2017, 2016, and 2015 was $4.6 million, $3.9 million and $0.1 million, respectively.

Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization of amortizable intangible assets and VOBA for the next five fiscal years will be as follows (in thousands):

	Estimated Amortization Expense	VOBA
2018	$4,160	$(2,475)
2019	3,887	(2,458)
2020	3,762	(2,555)
2021	3,575	(2,539)
2022	3,470	(2,522)
Thereafter	12,919	(30,420)
Total	$31,773	$(42,969)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	December 31,
	2017	2016
Long-term care insurance reserves	$1,453,442	$1,407,848
Other accident and health insurance reserves	140,568	138,640
Traditional life insurance reserves	99,951	102,077
Total life, accident and health reserves	$1,693,961	$1,648,565

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$226,970	$208,150
Less: recoverable from reinsurers	(97,858)	(94,041)
Beginning balance, net	129,112	114,109
Incurred related to insured events of:
Current year	55,371	54,521
Prior years	(1,254)	631
Total incurred	54,117	55,152
Paid related to insured events of:
Current year	(6,678)	(8,097)
Prior years	(38,578)	(36,457)
Total paid	(45,256)	(44,554)
Interest on liability for policy and contract claims	4,872	4,405
Ending balance, net	142,845	129,112
Add: recoverable from reinsurers	100,611	97,858
Ending balance	$243,456	$226,970

The Company experienced favorable claims reserve development of $1.3 million in 2017 and unfavorable claims reserve development of $0.6 million in 2016.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$119,236	$66,792
Accrued expenses and other current liabilities	99,489	55,573
Accrued interconnection costs	73,383	93,661
Accrued payroll and employee benefits	44,312	28,668
Accrued interest	4,636	3,056
Accrued income taxes	6,436	3,983
Total accounts payable and other current liabilities	$347,492	$251,733

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2017	2016
Corporate
11.0% Senior Secured Notes due in 2019	$400,000	$307,000
Construction
LIBOR plus 2.5% Notes due in 2018 and 2019	6,738	9,439
LIBOR plus 2.0% Line of Credit	19,670	—
Marine Services
Notes payable and revolving lines of credit, various maturity dates	23,748	17,522
LIBOR plus 3.65% Notes, due in 2019	—	3,026
Obligations under capital leases	48,500	49,717
Energy
4.5% Note due in 2022 (1)	12,454	13,343
5.04% Term Loan due in 2022	13,706	—
4.25% Seller Note due in 2022	2,336	2,796
LIBOR plus 3.0% Pioneer Demand Note	1,031	—
Other	996	576
Life Sciences
Notes due in 2018	1,750	—
Other
11.0% Senior Secured Bridge Note, due in 2019 (the "11.0% Bridge Notes")	—	35,000
LIBOR plus applicable margin Bridge Note, due in 2018(2)	60,000	—
Notes payable, various maturity dates	10,189	—
Total	601,118	438,419
Issuance discount, net and deferred financing costs	(7,946)	(9,923)
Debt obligations	$593,172	$428,496
(1) ANG refinanced and consolidated all three of its loans with Pioneer during the first quarter of 2017.
(2) On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of Bridge Loans.

Aggregate capital lease and debt payments, including interest are as follows (in thousands):

	Capital Leases	Debt	Total
2018	$10,211	$144,440	$154,651
2019	9,996	459,570	469,566
2020	10,202	9,234	19,436
2021	10,045	6,415	16,460
2022	10,038	6,077	16,115
Thereafter	8,027	19,101	27,128
Total minimum principal & interest payments	58,519	644,837	703,356
Less: Amount representing interest	(9,562)	(92,676)	(102,238)
Total aggregate capital lease and debt payments	$48,957	$552,161	$601,118

The interest rates on the capital leases range from approximately 4% to 10.4%.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Corporate and Other

HC2 and HC22

On November 20, 2014, HC2 issued $250.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the "November 2014 Notes"). The November 2014 Notes were issued at a price of 99.05% of principal amount, which resulted in a discount of $2.4 million. The net proceeds from the issuance of the November 2014 Notes were used to repay a senior secured credit facility, which had provided for a twelve-month, floating interest rate term loan of $214 million and a delayed draw term loan of $36 million, entered into in connection with the Company's acquisition of GMSL. On March 26, 2015, HC2 issued an additional $50.0 million in aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the "March 2015 Notes"). The March 2015 Notes were issued at a price of 100.5% of principal amount, plus accrued interest from November 20, 2014, which resulted in a premium of $0.3 million. On August 5, 2015, HC2 issued an additional $5.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019 (the "August 2015 Notes"). The August 2015 Notes were issued in consideration for a release of claims by holders of the Preferred Stock discussed below (see Note 18. Equity for additional information). On December 24, 2015, the Company issued an additional $2.0 million aggregate principal amount of its 11.0% Senior Secured Notes due 2019. All of the 11.0% Senior Secured Notes due 2019 (collectively, the "11.0% Notes") were issued under an indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "11.0% Notes Indenture").

On December 16, 2016, HC2 Holdings 2, Inc. (‘‘HC2 2’’), a wholly-owned subsidiary, issued a $35.0 million aggregate principal 11.0% bridge note due December 1, 2019, under the same terms as the 11.0% Senior Secured Notes, to Jefferies LLC in a private placement. The 11.0% bridge note was guaranteed by HC2 and each of the other guarantors of the 11.0% Notes and ranked pari passu to, and was equally and ratably secured with HC2's existing 11.0% Notes.

In January 2017, the Company issued an additional $55.0 million in aggregate principal amount of its 11.0% Notes. HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22's 11.0% bridge note.

In June 2017, the Company issued an additional $38.0 million of aggregate principal amount of its 11.0% Notes to investment funds affiliated with three institutional investors in a private placement offering.

Broadcasting

On November 9, 2017, Broadcasting entered into a $75.0 million bridge loan (the "Bridge Loan") pari pasu with the 11.0% Senior Secured Notes. The Bridge Loan is guaranteed by HC2 and each of the other guarantors of the 11.0% Notes and ranks pari passu to, and is equally and ratably secured with HC2's existing 11.0% Notes. The Bridge Loan was used to finance acquisitions in the broadcast television distribution market.

The Company entered into the Bridge Loan to provide short term funding to invest in certain broadcasting assets permitted pursuant to the terms of the Bridge Loan and for general corporate purposes, as provided therein.  The Bridge Loan matures one year from the original issuance.  Given the short term nature of the Bridge Loan, management’s, original and current, intent is to refinance the Bridge Loan prior to maturity.  Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness (including, without limitation, the Bridge Loan) or Preferred Stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, or at all.  Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term.  In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Broadcasting borrowed $45.0 million of principal amount of the Bridge Loan on the same day at LIBOR plus applicable margin. On December 15, 2017, Broadcasting borrowed an additional $15.0 million of principal amount at LIBOR plus applicable margin.

On February 4, 2018, Broadcasting entered into a First Amendment to the Bridge Loan to extend the Agreement to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of the Bridge Loan at LIBOR plus applicable margin, the net proceeds of which were or will be used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loan, and for general corporate purposes.

Senior Secured Notes Indenture

As of December 31, 2017 HC2 has issued an aggregate of $400.0 million of its 11.0% Notes, and Broadcasting issued an aggregate of $60.0 million LIBOR plus 7.50% notes, both pursuant to the indenture dated November 20, 2014, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "11.0% Notes Indenture").

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

substantially all of its assets to, another person.  The 11.0% Notes Indenture also includes two maintenance covenants: (1) a liquidity covenant; and (2) a collateral coverage covenant. The 11.0% Notes Indenture contains customary events of default. The Company was in compliance with all covenants for the period.

Maturity and Interest. The 11.0% Notes mature on December 1, 2019. The 11.0% Notes accrue interest at a rate of 11.0% per year. Interest on the Senior Secured Notes are paid semi-annually on December 1st and June 1st of each year.

Ranking. The 11.0% Notes and the guarantees thereof are HC2’s and certain of its direct and indirect domestic subsidiaries’ (the "Subsidiary Guarantors") general senior secured obligations. The 11.0% Notes and the guarantees thereof rank: (i) senior in right of payment to all of HC2’s and the Subsidiary Guarantors’ future subordinated debt; (ii) equal in right of payment with all of HC2’s and the Subsidiary Guarantors’ existing and future senior debt and effectively senior to all of the Company's unsecured debt to the extent of the value of the collateral; and (iii) effectively subordinated to all liabilities of its non-guarantor subsidiaries.

Collateral. The 11.0% Notes and the guarantees thereof are collateralized on a first-priority basis by substantially all of HC2’s assets and the assets of the Subsidiary Guarantors (except for certain "Excluded Assets," and subject to certain "Permitted Liens," each as defined in the 11.0% Notes Indenture). The 11.0% Notes Indenture and the 11.0% Bridge Note permit the Company, under specified circumstances, to incur additional debt that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the 11.0% Notes Indenture and the 11.0% Bridge Note.

Certain Covenants. The 11.0% Notes contain covenants limiting, among other things, the ability of HC2 and, in certain cases, HC2’s subsidiaries, to incur additional indebtedness or issue certain types of redeemable equity interests; create liens; engage in sale-leaseback transactions; pay dividends; make distributions in respect of capital stock and make certain other restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. HC2 is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. As of December 31, 2017, HC2 was in compliance with these covenants.

Redemption Premiums. Until November 30, 2018 may redeem the 11.0% Notes at a redemption price equal to 105.50% of the principal amount plus accrued and unpaid interest. Beginning December 1, 2018, HC2 may redeem the 11.0% Notes at a redemption price equal to 100% plus accrued and unpaid interest. HC2 is required to make an offer to purchase the 11.0% Notes upon a change of control at a purchase price equal to 101% of the principal amount of the 11.0% Notes on the date of purchase plus accrued and unpaid interest. The 11.0% Bridge Note may be redeemed at any time at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

Construction

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"). DBMG entered into the Third Amendment with Wells Fargo Credit, Inc. ("Wells Fargo") on November 6, 2017, which amends and restates the Second Amended and Restated Credit Agreement in its entirety. Pursuant to the agreement, Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit (the "Revolving Line"). The Revolving Line has a floating interest rate based on LIBOR plus 2.0%, requires monthly interest payments, and matures in April 2019.

The amended DBMG Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million ("Real Estate Term Advance"), at LIBOR plus 2.5% and the issuance of a note payable of up to $15.0 million, ("Real Estate Term Advance 2") at LIBOR plus 2.5%, each as separate tranches of debt under the DBMG Facility.

The DBMG Facility is secured by a first priority, perfected security interest in all of DBMG’s and its present and future subsidiaries' assets, excluding real estate, and a second priority, perfected security interest in all of DBMG’s real estate. The security agreements pursuant to which DBMG’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank. The DBMG Facility contains various restrictive covenants. At December 31, 2017, DBMG was in compliance with these covenants.

As of December 31, 2017, DBMG had drawn $19.7 million under the Revolving Line and had $8.8 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn. At December 31, 2017 there was $2.7 million outstanding under the Real Estate Term Advance and $4.0 million borrowings outstanding under the Real Estate Term Advance 2.

Marine Services

GMSL Credit Facility

GMSL established a $20.0 million term loan with DVB Bank in January 2014 (the "GMSL Facility"). The GMSL Facility has a 4.5 year term and bears interest at the rate of USD LIBOR plus 3.65% rate. As of December 31, 2017 and 2016, zero and $3.0 million, respectively, remained outstanding under the GMSL Facility. The GMSL Facility contains various restrictive covenants. At December 31, 2017, GMSL was in compliance with these covenants.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fugro Acquisition

As part of the Fugro trenching business acquisition, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. One of the assets acquired, a Q1400 Trenching System, serves as collateral security for the repayment of the loan pursuant to the terms of a lien agreement.

CWind Credit Facilities

GMSL acquired CWind in February 2016 and assumed liability for all of CWind's outstanding loans. CWind currently maintains 14 notes payable related to its vessels, with maturities ranging between 2020 and 2024 and interest rates varying between 7.50% and 7.62%. The initial aggregate principle amount outstanding under all 14 notes was GBP 16.3 million.

CWind also has two revolving lines of credit, one based in the UK and one based in Germany with an aggregate capacity of GBP 1.5 million and an interest rate of 2.0% over Barclays' Base Rate of 0.5%.

In U.S. dollars, CWind had total borrowings of $16.2 million as of December 31, 2017.

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

As of December 31, 2017, $48.5 million in aggregate principal amount remained outstanding under the GMSL Leases.

Energy

M&T Term Loan

In May 2017, ANG entered into a term loan with M&T Bank for $12.0 million. The loan bears fixed interest annually at 5.04% and matures in 2022. During the third quarter 2017, ANG drew on the term loan for an additional $2.5 million at 4.85%. As of December 31, 2017, ANG had $13.7 million in aggregate principal outstanding under the loan.

Pioneer Term Loan

On June 13, 2016, ANG entered into a delayed draw term note for $6.5 million with Pioneer Savings Bank ("Pioneer"). The note included an interest only provision for the first year. The interest rate on this loan was LIBOR plus 3.0% for the first year and a fixed rate of 4.3% thereafter. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision and interest at monthly LIBOR plus 3.0%. On September 19, 2016 ANG entered into a term note for $2.5 million with Pioneer. The interest rate on this loan was 4.3%. On December 12, 2016 ANG entered into a term note for $4.5 million with Pioneer. The interest rate on this loan was 4.7%.

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer into a new term loan. The principal balance outstanding bears fixed interest at a fixed rate annually equal to 4.5% and matures in 2022. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision that bears interest at monthly LIBOR plus 3.0% (the "Pioneer Demand Note"). In September 2017, ANG increased the availability under the Pioneer Demand Note to $1.5 million. As of December 31, 2017, there was $12.5 million aggregate principal outstanding under the Pioneer term loan and $1.0 million drawn under the Pioneer Demand Note.

Signature Term Loan

ANG established a term loan with Signature Financial in October 2013. This term loan has a five year term and bears interest at the rate of 5.5% per annum. As of December 31, 2017, $0.3 million remained outstanding under this term loan.

Seller Note

On August 5, 2016, ANG entered into a six year seller note for $3.0 million with the seller of a station, maturing on February 1, 2022. The interest rate on this seller note is a fixed rate of 4.25%. Interest was pre-paid for the first month of the loan. As of December 31, 2017, $2.3 million remained outstanding under this seller note.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Covenants

As of December 31, 2017, ANG did not meet covenants for the debt service coverage ratio with Pioneer and the fixed charge coverage ratio with M&T Bank. ANG continues to pay applicable recurring principal and interest payments, and there has not been any default in the payment of principal or interest in either of the loans. As of March 14, 2018 waivers from both Pioneer and M&T were received, covering the period of this report. Management expects to be in compliance with both covenants in subsequent periods.

Life Sciences

R2 Notes

On December 7, 2017 R2 issued secured convertible notes for $1.25 million and other notes for $0.5 million to its licensors in satisfaction for amounts owed as part of a milestone payment, together with interest accruing on the unpaid principal balance at a rate of 11% per year. The $1.25 million principal balance matures on December 7, 2018 and the $0.5 million principal balance matures on or before June 1, 2018.

14. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current: Federal	$17,426	$20,937	$361
State	3,183	2,103	1,215
Foreign	584	1,462	644
Subtotal Current	21,193	24,502	2,220
Deferred: Federal	(9,461)	26,735	(12,604)
State	175	444	(99)
Foreign	(1,167)	(43)	(399)
Subtotal Deferred	(10,453)	27,136	(13,102)
Income tax (benefit) expense	$10,740	$51,638	$(10,882)

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
US	$(56,288)	$(71,626)	$(66,038)
Foreign	16,537	25,833	19,415
Loss from continuing operations before income taxes	$(39,751)	$(45,793)	$(46,623)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax provision (benefit) at federal statutory rate	$(13,914)	$(16,027)	$(16,318)
Permanent differences	500	1,635	(272)
State tax (net of federal benefit)	2,374	1,843	1,068
Foreign rate differential	(1,461)	1,504	287
Foreign withholding taxes (net of federal)	—	—	1,229
Executive and stock compensation	565	1,439	1,044
Adjustment to net operating losses	(7,574)	—	(1,104)
Increase (decrease) in valuation allowance	6,263	57,830	2,949
Transaction costs	2,258	1,189	473
Tax credits generated/utilized	(155)	(386)	(185)
Transition to U.S. Tax Cuts and Jobs Act	21,079	—	—
Outside basis difference	1,144	2,655	—
Other	(339)	(44)	(53)
Income tax (benefit) expense	$10,740	$51,638	$(10,882)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA"), making significant changes to the Internal Revenue Code. Changes include, but are not limited to, reducing the federal corporate tax rate from 35% to 21%, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (AMT), 100% expensing for certain business assets, repealing the Sec. 199 deduction, changing the rules related to uses and limitation of NOLs for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.
The write down adjustment of deferred tax assets due to the rate change and reversal of deferred tax liabilities associated with unremitted earnings had no impact to the income tax provision due to the Company’s valuation allowance position for the HC2 U.S. consolidated filing group and for the Insurance Company. Similarly, for the other entities not included in the HC2 U.S. consolidated filing group with a full valuation allowance, the write down adjustment of deferred tax assets due to the rate change had no impact to the income tax provision. There are certain non-consolidated entities in a net deferred tax liability position for which the re-measurement of deferred taxes resulted in a tax benefit being recorded. In connection with the one-time transition tax on the mandatory deemed repatriation of foreign earnings, the Company is utilizing existing NOL carryforwards to settle the toll charge so there is no income tax provision impact.
As a result of the enactment of TCJA on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides that the measurement period is complete when a company’s accounting is complete, but should not extend beyond one year from the enactment date.
The Company has made a reasonable estimate of the impact to income taxes incurred. However, these estimates are incomplete because information has yet to be fully prepared or analyzed relating to the impact to our projections of future taxable income used in and analyzing realizability of the Insurance Company's deferred tax assets. There are specific insurance industry provisions, including changes in computations of life insurance reserves, amortization of policy acquisition expenses, and modifications to net operating loss ("NOLs") provisions. Provisional estimates have been included in our future taxable income projections for these insurance industry specific provisions to reflect application of the new tax law.
There are modifications to the determination of the tax basis of life insurance reserves and the change in the tax basis reserves as of January 1, 2018 will be spread over eight tax years (the "transition liability"). Although we have not completed our analysis of contract level reserve calculations, based upon the work completed, we have made a reasonable estimate of the transition liability and its impact on the deferred income tax balances. The estimate will be revised in the period that we have completed our analysis of the impact of the modifications on our life insurance reserves.

For the year ended December 31, 2016, the Company’s effective tax rate was unfavorably impacted by the establishment of valuation allowances totaling $57.8 million, primarily attributed to management’s conclusion that it was more-likely-than-not that the deferred tax assets of our HC2 U.S. consolidated group and the Insurance Company would not be realized.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets	$210,250	$257,231
Valuation allowance	(133,504)	(138,044)
Deferred tax liabilities	(85,825)	(133,383)
Net deferred taxes	$(9,079)	$(14,196)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2017	2016
Allowance for bad debt	$223	$151
Basis difference in intangibles	(11,623)	(11,924)
Equity investments	5,650	6,877
Net operating loss carryforwards	49,018	43,080
Basis difference in fixed assets	(2,851)	(8,616)
Deferred compensation	14,046	11,375
Foreign tax credit	1,190	1,190
Capital loss carryforwards	2,194	1,381
Insurance company investments	(59,307)	(86,811)
Foreign earnings	—	(11,748)
UK trading loss carryforward	49,690	50,151
Unrealized gain/loss in OCI	102	3,930
Insurance claims and reserves	57,030	95,883
Value of insurance business acquired ("VOBA")	9,071	16,712
Start-up cost	1,240	1,778
Deferred Acquisition Costs	5,739	5,248
Other	3,013	5,191
Valuation allowance	(133,504)	(138,044)
Total deferred taxes	$(9,079)	$(14,196)

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

In accordance with ASC 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment are not more likely-than-not realizable. These judgments are based on projections of future income or loss and other positive and negative evidence by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. In accordance with ASC 740, during each reporting period the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the HC2 Holdings, Inc. U.S. consolidated tax group ("the group") for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three year loss as of December 31, 2017 and is forecasting losses in the near future, which provide negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s U.S. deferred tax assets will not be realized.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the Insurance Company for each of the reporting periods. Included in this assessment was the Insurance Company’s historical operating results over the prior three-year period. Additional positive and negative evidence was considered including the timing of the reversal of the deferred tax assets and liabilities, and projections of future income from the runoff of the insurance business. During 2017, the Insurance Company moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since the Insurance Company established a full valuation allowance. Based on the weight of the positive and negative evidence, Management concluded that it is more likely than not that the Insurance Company’s net deferred tax assets will not be realized. Management continues to evaluate the Insurance Company’s cumulative income position and income trend as well as future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

Valuation allowances have been maintained against deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses, and losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

On December 24, 2015, the Company completed its acquisition of the long-term care and life insurance businesses, United Teacher Associates Insurance Company ("UTA") and CGI, pursuant to an agreement ("Stock Purchase Agreement") with subsidiaries of American Financial Group, Inc. ("AFG"). The Company made a joint election with AFG under Section 338(h)(10) to treat the stock purchase as an asset purchase for U.S. Federal income tax purposes. The Company's resulting step-down in the tax basis of the invested assets of UTA and CGI (primarily fixed income securities) is reflected in the above deferred tax liability of $99.6 million for differences between the fair value and tax basis of the insurance company investments. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2017, the Company had foreign operating loss carryforwards of approximately $295.1 million. Of the foreign NOLs, $221.2 million were generated by GMSL’s historical non-tonnage tax operations.

At December 31, 2017, the Company has U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $100.4 million, of which $77.8 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, the Company has $108.3 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 U.S. consolidated income tax return.

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

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes.

The Company did not have any unrecognized tax benefits as of December 31, 2017, 2016 and 2015, related to uncertain tax positions.

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2017 remain open for examination.

The Company is currently under examination in various domestic and foreign tax jurisdictions. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits, there is a risk that disputes may arise.

15. Commitments and Contingencies

Future minimum lease payments under purchase obligations and non-cancellable operating leases are as follows (in thousands):

	Purchase Obligations	Operating Leases
2018	$124,418	$16,679
2019	1,323	16,222
2020	1,103	14,304
2021	27	11,417
2022	27	5,365
Thereafter	46	12,549
Total obligations	$126,944	$76,536

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s expense under operating leases was $11.6 million, $5.3 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Consolidated Financial Statements.

CGI Producer Litigation

On November 28, 2016, CGI, a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017 the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.

The case has been set for voluntary mediation, which occurred on January 26, 2018. Meanwhile, the Court has stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court ordered the parties to submit a status report regarding the status of their settlement negotiations to the Court in advance of the upcoming status conference scheduled on March 22, 2018.

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

On February 24, 2017, the parties agreed to a framework for the potential settlement of the litigation. Plaintiff advised defendants on June 7, 2017 that plaintiff was not proceeding with the February 2017 potential settlement framework. The parties have been exploring alternative frameworks for a potential settlement. There can be no assurance that a settlement will be finalized or that the Court would approve such a settlement even if the parties were to enter into a settlement stipulation or agreement. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2017, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

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

The matching contribution made during each of the years ended December 31, 2017, 2016 and 2015 was $0.1 million.

DBMG

Certain of DBMG’s fabrication and erection workforce are subject to collective bargaining agreements. DBMG contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") may, under certain circumstances, cause DBMG to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon DBMG’s proportionate share of each plan’s unfunded vested benefits.

DBMG made contributions to the California Ironworkers Field Pension Trust ("Field Pension") of $7.0 million and $6.9 million during the years ended December 31, 2017 and 2016, respectively. DBMG’s funding policy is to make monthly contributions to the plan. DBMG’s employees represent less than 5% of the participants in the Field Pension. As of December 31, 2017, DBMG has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

To replace DBMG's funding into the Steelworkers Pension Trust, DBMG agreed to make profit share contributions to the Union 401(k) defined contribution retirement savings plan (the "Union 401k") beginning on April 1, 2012. Union steelworkers are eligible for the profit share contributions after completing a probationary period (640 hours of work) and are 100% vested in the profit share contributions three years from the date of hire. Union steelworkers are not required to make contributions to the Union 401(k) to receive the profit share contributions. Profit share contributions are made for each hour worked by each eligible union steelworker at a rate of $0.55 per hour. Profit share contributions amounted to approximately $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

DBMG maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions of 100% of the first 1%, and 50% of the next 5% of employee annual salary contributions. The matching contributions for the years ended December 31, 2017 and 2016 was $1.4 million and $1.1 million, respectively.

GMSL

GMSL has established a number of pension schemes and contribute to other pension schemes around the world covering many of its employees. The principal funds are those in the UK comprising The Global Marine Systems Pension Plan, The Global Marine Personal Pension Plan (established in 2008), and Global Marine Systems (Guernsey) Pension Plan. A small number of employees are members of the MNOPF, a centralized defined benefit scheme to which the GMSL contributes.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Global Marine Systems Pension Plan, the Global Marine Systems (Guernsey) Pension Plan and the MNOPF are defined benefit plans with assets held in separate trustee administered funds. However as the Global Marine Systems (Guernsey) Pension Plan, which operates both a Career Average Re-valued Earnings ("CARE") defined benefit section and a defined contribution section is small with few members, the scheme is accounted for as defined contribution type plan. The Global Marine Personal Pension Plan is predominantly of the money purchase type.

The Global Marine Systems Pension Plan was a hybrid, exempt approved, occupational pension scheme for the majority of staff, which provides pension and death in service benefits. The defined benefit section of the Plan provided final salary benefits up to December 31, 2003 and CARE benefits from January 1, 2004. In 2008 the defined contribution section was closed to new contributions and all the accumulated funds attributable to the defined contribution members were transferred to a Contracted in Money Purchase Scheme ("CIMP") set up by GMSL. These funds were held on behalf of the defined contribution members and were all transferred to the Global Marine Personal Pension plan of each member on or before June 30, 2009. From August 31, 2006 the defined benefit section of the Scheme closed to future accrual and active members were offered membership of the existing defined contribution section (with some enhanced benefits).

Global Marine Systems Pension Plan - Defined Benefit Section

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

As per the agreement reached in August 2016 between the Trustees and the Company it was agreed that contributions are payable by the Group as follows:

•	$0.4 million payable every month during calendar year 2018

•	$0.6 million payable every month during calendar years 2019 to May 2021 inclusive;

•	Profit-related component. The Company will pay 10% of profits after tax before dividends. This will be paid up to two years following the year end to enable budgeting and cash flow control

•	Dividend-related component. The Company will pay a cash sum equal to 50% of any future dividend payments.

Global Marine Personal Pension Plan

This is a defined contribution pension scheme and is contributory from the employee; the rate of contributions is split as follows:

•	ex-CARE employees contributing between 2.5% and 7.5% and the employer contributing at a matching rate plus an additional 5% fixed contributions; and

•	defined contribution employees contributing between 2% and 7.5% and the employer contributing at a matching rate.

For the years ended December 31, 2017 and 2016, GMSL made matching contributions of $3.0 million and $1.4 million, respectively.

MNOPF

The MNOPF is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent available full actuarial valuation was conducted as at March 31, 2015 for the purpose of determining the funding requirements of the plan. The main assumptions used were that Retail Price Inflation would be 3.1% per year, Consumer Price Inflation would be 2.1% per year, the rate of return on investments (pre-retirement) would be  4.75% per year, the rate of return on investments (post-retirement) would be 2.6% per year and with pensions increasing (where relevant) by 2.9% per year.

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

Following the December 31, 2013 actuarial valuation, contributions are as follows:

•	Seven annual contributions of less than $0.1 million from December 31, 2014 to 2020.

Collectively hereafter, the defined benefit plans will be referred to as the "Plans".

Obligations and Funded Status

For all company sponsored defined benefit plans and our portion of the MNOPF, the benefit obligation is the "projected benefit obligation," the actuarial present value, as of our December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels.

The following table presents this reconciliation and shows the change in the projected benefit obligation for the Plans for the period from December 31, 2015 through December 31, 2017 (in thousands):

Projected benefit obligation at December 31, 2015	$197,600
Service cost - benefits earning during the period	15
Interest cost on projected benefit obligation	6,659
Contributions	8
Actuarial loss	30,121
Benefits paid	(5,564)
Foreign currency (gain) loss	(36,240)
Projected benefit obligation at December 31, 2016	192,599
Service cost - benefits earning during the period	—
Interest cost on projected benefit obligation	5,670
Contributions	—
Actuarial loss	2,704
Benefits paid	(9,949)
Foreign currency (gain) loss	17,636
Projected benefit obligation at December 31, 2017	$208,660

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the change in the value of the assets of the Plans for the period from December 31, 2015 through December 31, 2017 and the plans’ funded status at December 31, 2017 (in thousands):

Fair value of plan assets at December 31, 2015	$172,511
Actual return on plan assets	34,354
Benefits paid	(5,564)
Contributions	1,376
Foreign currency gain (loss)	(31,905)
Fair value of plan assets at December 31, 2016	170,772
Actual return on plan assets	10,392
Benefits paid	(9,949)
Contributions	3,056
Foreign currency gain (loss)	15,847
Fair value of plan assets at December 31, 2017	190,118
Unfunded status at end of year	$18,542

Amounts recognized in the consolidated balance sheets within Other assets and Other liabilities at December 31, 2017 and 2016 are listed below (in thousands):

	December 31,
	2017	2016
Pension Asset	$28	$192
Pension Liability	18,570	22,019
Net amount recognized	$18,542	$21,827

The accumulated benefit obligation for the Plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. As of December 31, 2017 contributions of $12.6 million were due to be payable to the Plans.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs

The aggregate net pension cost recognized in the consolidated statements of operations was a benefit of $2.1 million for the year ended December 31, 2017, and cost of $2.2 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.

The following table presents the components of net periodic benefit cost are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service cost - benefits earning during the period	$—	$15	$61
Interest cost on projected benefit obligation	5,670	6,659	7,330
Expected return on assets	(7,763)	(7,063)	(7,507)
Actuarial loss	75	2,830	512
Foreign currency loss	(87)	(225)	(12)
Net pension (benefit) cost	$(2,105)	$2,216	$384

Of the amounts presented above, income of $2.1 million has been included in cost of revenue and gain of $0.1 million included in other comprehensive income for the year ended December 31, 2017, and cost of $0.4 million has been included in cost of revenue and gain of $2.6 million included in other comprehensive income for the year ended December 31, 2016.

In determining the net periodic pension cost for the Plans, GMSL used the following weighted average assumptions: the pension increase assumption is that for benefits increasing with RPI limited to 5% per year, to which the majority of the Plan’s liabilities relate. The Group employs a building block approach in determining the long-term rate of return of pension plan assets. Historical markets are studied and assets with higher volatility are assumed to generate higher returns consistent with widely accepted capital market principles. The overall expected rate of return on assets is then derived by aggregating the expected return for each asset class over the actual asset allocation for the Plans as of December 31, 2017.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2017	2016	2015
Discount rate	2.60%	2.85%	3.75%
Rate of compensation increases (MNOPF only)	NA	N/A	4.55%
Rate of future RPI inflation	3.15%	3.20%	3.05%
Rate of future CPI inflation	2.05%	2.10%	1.95%
Pension increases in payment	3.00%	3.05%	2.90%
Long-term rate of return on assets	4.01%	3.17%	4.50%

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

The following tables present the after-tax changes in benefit obligations recognized in comprehensive income and the after-tax prior service credits that were amortized from AOCI into net periodic costs are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net loss (gain)	$2,320	$2,216	$—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,320	$2,216	$384

	Years Ended December 31,
	2017	2016
Actuarial (gain) loss	$75	$2,830
Total recognized in other comprehensive (income) loss	$75	$2,830

There is zero estimated loss for pension benefits to be amortized from AOCI into net periodic benefit cost in fiscal year 2018.

Estimated Future Benefit Payments

Expected benefit payments are estimated using the same assumptions used in determining the Plan’s benefit obligation at December 31, 2017. Because benefit payments will depend on future employment and compensation levels, average years employed, average life spans, and payment elections, among other factors, changes in any of these factors could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and post-retirement plans (in thousands):

Expected Benefit Payments
2018	$6,175
2019	6,344
2020	6,519
2021	6,698
2022	6,882
Thereafter	37,351
Total	$69,969

Aggregate expected contributions in the coming fiscal year are expected to be $3.8 million.

Plan Assets - Description of plan assets and investment objectives

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

demographics or funded status. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.

The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31, 2017, are as follows:

	Target	December 31, 2017
Liability hedging	36.1%	51.2%
Equities	20.5%	16.6%
Hedge funds	24.5%	23.8%
Corporate bonds	13.9%	7.5%
Property	5.0%	0.9%
Total	100.0%	100.0%

Investment Valuation

GMSL’s plan investments related to the Global Marine Systems Pension Plan consist of the following (in thousands):

	December 31,
	2017	2016
Equities	$38,568	$47,623
Liability Hedging Assets	66,723	40,635
Hedge Funds	46,405	47,068
Corporate Bonds	25,736	24,492
Property	8,798	7,544
Other	623	205
Total market value of assets	186,853	167,567
Present value of liabilities	(205,423)	(189,586)
Net pension liability	$(18,570)	$(22,019)

GMSL’s plan investments related to the MNOPF consist of the following (in thousands):

	December 31,
	2017	2016
Equities	$294	$526
Liability Hedging Assets	1,861	1,641
Hedge Funds	457	519
Corporate Bonds	507	519
Property	146	—
Total market value of assets	3,265	3,205
Present value of liabilities	(3,237)	(3,013)
Net pension asset (liability)	$28	$192

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the Global Marine Systems Pension Plan (in thousands):

As of December 31, 2017	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$38,568	$38,568
Liability Hedging Assets	—	66,723	66,723
Hedge Funds	—	46,405	46,405
Corporate Bonds	—	25,736	25,736
Property	—	8,798	8,798
Other	243	380	623
Total Plan Net Assets	$243	$186,610	$186,853

As of December 31, 2016	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$47,623	$47,623
Liability Hedging Assets	—	40,635	40,635
Hedge Funds	—	47,068	47,068
Corporate Bonds	—	24,492	24,492
Property	—	7,544	7,544
Other	(37)	242	205
Total Plan Net Assets	$(37)	$167,604	$167,567

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the MNOPF (in thousands):

As of December 31, 2017	Fair Value Measurement Using:
	Level 3	Total
Equities	$294	$294
Hedge Funds	457	457
Corporate Bonds	507	507
Liability Hedging Assets	1,861	1,861
Property	146	146
Total Plan Net Assets	$3,265	$3,265

As of December 31, 2016	Fair Value Measurement Using:
	Level 3	Total
Equities	$525	$525
Hedge Funds	519	519
Corporate Bonds	519	519
Liability Hedging Assets	1,641	1,641
Total Plan Net Assets	$3,204	$3,204

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below set forth a summary of changes in the fair value of the Level 3 pension assets for the period from December 31, 2015 through December 31, 2017 for the MNOPF (in thousands):

Balance at December 31, 2015	$2,937
Actual return on plan assets	972
Contributions	20
Benefits paid	(150)
Foreign currency gain (loss)	(575)
Balance at December 31, 2016	3,204
Actual return on plan assets	(68)
Contributions	—
Benefits paid	(157)
Foreign currency gain (loss)	286
Balance at December 31, 2017	$3,265

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

The Company granted 331,616 and 1,506,848 options during the years ended December 31, 2017 and 2016, respectively. Of the total options granted during the year ended December 31, 2016, 6,848 options were granted to Philip Falcone, pursuant to a standalone option agreement entered in connection with Mr. Falcone’s appointment as Chairman, President and Chief Executive Officer of the Company, and not pursuant to the Omnibus Plan. The anti-dilution protection provision contained in such standalone option agreement was canceled in April 2016 and replaced with an award consisting solely of 1,500,000 premium stock options issued under the Omnibus Plan.

The weighted average fair value at date of grant for options granted during the years ended December 31, 2017, and 2016 was $2.72 and $1.09, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Years Ended December 31,
	2017	2016	2015
Expected option life (in years)	0.39 - 6.10	4.70 - 6.00	4.80 - 5.50
Risk-free interest rate	1.11 - 2.22%	1.27 - 1.35%	1.49 - 1.73%
Expected volatility	47.04 - 48.29%	39.58 - 55.58%	36.29 - 53.83%
Dividend yield	—%	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $5.2 million, $8.3 million and $11.1 million for the years ended December 31, 2017 and 2016 and 2015, respectively. All grants are time based and vest either immediately or over a period of up to 4 years. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	790,688	$8.14
Granted	301,040	$3.89
Vested	(959,196)	$7.17
Forfeited	(16,611)	$5.03
Unvested - December 31, 2016	115,921	$5.59
Granted	1,847,473	$5.41
Vested	(374,988)	$5.64
Forfeited	—	$—
Unvested - December 31, 2017	1,588,406	$5.36

As of December 31, 2017, the unvested restricted stock represented $7.5 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 3.0 years. The number of shares of unvested restricted stock expected to vest is 1,588,406.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2015	5,361,285	$5.48
Granted	1,506,848	$10.49
Exercised	(2,000)	$4.06
Forfeited	(2,800)	$4.06
Expired	(34,236)	$6.68
Outstanding - December 31, 2016	6,829,097	$6.58
Granted	331,616	$5.50
Exercised	(134,539)	$3.53
Forfeited	—	$—
Expired	(36,318)	$9.00
Outstanding - December 31, 2017	6,989,856	$6.57

Eligible for exercise	5,742,604	$5.93

As of December 31, 2017, intrinsic value and average remaining life of the Company's outstanding options were $5.6 million and approximately 7.1 years, and intrinsic value and average remaining life of the Company's exercisable options were $5.5 million and approximately 6.8 years.

As of December 31, 2017, unvested stock options outstanding represented $1.2 million of compensation expense and are expected to be recognized over the weighted average remaining vesting period of 1.7 years. There are 1,247,252 unvested stock options expected to vest, with a weighted average remaining life of 8.5 years, a weighted average exercise price of $9.51, and an intrinsic value of $0.1 million.

18. Equity

November 2015 Public Offering of Common Stock by the Company

On November 4, 2015, the Company entered into an underwriting agreement relating to the issuance and sale of 7,350,000 shares of the Company’s common stock in a public offering (the "November 2015 Offering"). In addition, on November 5, 2015 the underwriter in the November 2015 Offering exercised its option to purchase an additional 1,102,500 shares of common stock from the Company. The total number of shares sold by the Company in the November 2015 Offering was 8,452,500 shares. The November 2015 Offering closed on November 9, 2015. The net proceeds to the Company from the November 2015 Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $54.7 million.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2017	2016
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	12,500	14,808
Series A-1 shares issued and outstanding	—	1,000
Series A-2 shares issued and outstanding	14,000	14,000

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

Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $4.25. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $7.75. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

For the year ended December 31, 2017, 44,555 and 5,013 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

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

Preferred Share Dividends

During 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

2017

Declaration Date	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Holders of Record Date	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Payment Date	April 17, 2017	July 17, 2017	October 16, 2017	January 16, 2018
Total Dividend	$563	$500	$500	$500

2016

Declaration Date	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Holders of Record Date	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Payment/Accrual Date	April 15, 2016	July 15, 2016	October 15, 2016	January 15, 2017
Total Dividend	$988	$988	$800	$563

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $3.6 million and $3.1 million of expenses under the Services Agreement for the years ended December 31, 2017 and 2016, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL

In November 2017, GMSL, acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred expenses with Fugro for various survey and other contractual services. For the year ended December 31, 2017, GMSL recognized $1.7 million of expenses for such services with Fugro.

The parent company of GMSL, GMH, incurred management fees of $0.7 million for each of the years ended December 31, 2017 and 2016, respectively.

GMSL has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Net revenue	$25,183	$28,127
Operating expenses	$7,350	$7,272
Interest expense	$1,395	$1,498
Dividends	$4,383	$2,200

	December 31,
	2017	2016
Accounts receivable	$8,654	$2,644
Debt obligations	$35,289	$34,766
Accounts payable	$1,925	$2,760

Life Sciences

R2 incurred $2.0 million related to a milestone. Of the $2.0 million, $1.5 million was associated with Blossom Innovations, LLC, a related party.

Other

As part of the acquisition of DTV, a wholly-owned subsidiary of Broadcasting, issued $2.4 million in Senior Secured Promissory Notes ("Notes") to the sellers of DTV, such notes constituting a portion of the consideration delivered in connection with the transaction. Subsequent to the transaction, the sellers of the Notes entered into consulting agreements with DTV.

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

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net Revenue by Geographic Region
United States	$1,447,065	$1,115,337	$712,498
United Kingdom	158,257	417,933	395,917
Other	28,801	24,856	12,391
Total	$1,634,123	$1,558,126	$1,120,806

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2017	2016	2015
Net revenue
Construction	$578,989	$502,658	$513,770
Marine Services	169,453	161,864	134,926
Energy	16,415	6,430	6,765
Telecommunications	701,898	735,043	460,355
Insurance	151,577	142,457	2,865
Other	15,791	9,674	2,125
Total net revenue	1,634,123	1,558,126	1,120,806

Income (loss) from operations
Construction	37,177	49,639	$42,114
Marine Services	(880)	(323)	10,898
Energy	(2,770)	(330)	(888)
Telecommunications	6,359	4,150	238
Insurance	25,353	(812)	(176)
Life Sciences	(17,202)	(10,389)	(6,404)
Other	(9,299)	(5,756)	(6,198)
Non-operating Corporate	(39,870)	(37,600)	(38,871)
Total income (loss) from operations	(1,132)	(1,421)	713

Interest expense	(55,098)	(43,375)	(39,017)
Gain (loss) on contingent consideration	11,411	(8,929)	—
Income from equity investees	17,840	10,768	(1,499)
Other expenses, net	(12,772)	(2,836)	(6,820)
Income (loss) from continuing operations before income taxes	(39,751)	(45,793)	(46,623)
Income tax (expense) benefit	(10,740)	(51,638)	10,882
Income (loss) from continuing operations	(50,491)	(97,431)	(35,741)
Loss from discontinued operations	—	—	(21)
Net loss	(50,491)	(97,431)	(35,762)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,580	2,882	197
Net loss attributable to HC2 Holdings, Inc.	(46,911)	(94,549)	(35,565)
Less: Preferred stock and deemed dividends from conversions	2,767	10,849	4,285
Net loss attributable to common stock and participating preferred stockholders	$(49,678)	$(105,398)	$(39,850)

	Years Ended December 31,
	2017	2016	2015
Depreciation and Amortization
Construction	$5,583	$1,892	$2,016
Marine Services	22,898	22,007	18,771
Energy	5,071	2,248	1,635
Telecommunications	371	504	417
Insurance (1)	(4,373)	(3,771)	2
Life Sciences	186	124	21
Other	1,508	1,489	—
Non-operating Corporate	71	—	1,934
Total	$31,315	$24,493	$24,796
(1) Balance represents amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2017	2016	2015
Capital Expenditures (2)
Construction	$11,684	$8,243	$4,969
Marine Services	10,519	12,231	10,651
Energy	8,569	7,211	4,750
Telecommunications	48	831	449
Insurance	597	128	—
Life Sciences	465	195	271
Other	25	45	234
Non-operating Corporate	18	164	—
Total	$31,925	$29,048	$21,324
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31,
	2017	2016
Investments
Construction	$250	$—
Marine Services	66,322	40,698
Insurance	1,493,589	1,407,996
Life Sciences	17,771	13,067
Other	1,518	6,778
Eliminations	(35,852)	(40,621)
Total	$1,543,598	$1,427,918

	December 31,
	2017	2016
Property, Plant, and Equipment, net
United States	$162,788	$136,905
United Kingdom	204,866	141,946
Other	7,006	7,607
Total	$374,660	$286,458

	December 31,
	2017	2016
Total Assets
Construction	$342,806	$295,246
Marine Services	389,500	275,660
Energy	83,607	84,602
Telecommunications	114,445	125,965
Insurance	2,117,045	2,027,059
Life Sciences	31,485	28,868
Other	139,364	10,914
Non-operating Corporate	35,291	27,583
Eliminations	(35,852)	(40,621)
Total	$3,217,691	$2,835,276

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

21. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$354,542	$340,383	$368,672	$418,949
Other Revenue	36,026	38,269	37,737	39,545
Net revenue	390,568	378,652	406,409	458,494
Cost of revenue	314,414	308,664	324,673	365,318
Other operating expenses	75,182	81,183	71,171	94,650
Income (loss) from operations	972	(11,195)	10,565	(1,474)

Net loss attributable to common stock and participating preferred stockholders	$(15,079)	$(18,704)	$(6,670)	$(9,225)

Weighted average common shares outstanding-basic and diluted	41,948	42,691	43,013	43,623

Basic and Diluted income (loss) per common share:
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.36)	$(0.44)	$(0.16)	$(0.21)

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$302,606	$323,131	$378,538	$411,394
Other revenue	29,138	36,162	34,546	42,611
Net revenue	331,744	359,293	413,084	454,005
Cost of revenue	274,550	284,483	333,860	361,148
Other operating expenses	76,567	68,832	72,370	87,737
Income (loss) from operations	(19,373)	5,978	6,854	5,120

Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - common holders	(31,531)	891	(7,506)	(67,252)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - preferred holders	—	—	—	—
Net loss attributable to common stock and participating preferred stockholders	$(31,531)	$891	$(7,506)	$(67,252)

Weighted average common shares outstanding-basic and diluted	35,262	35,518	36,627	41,570

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - common holders	$(0.89)	$0.02	$(0.20)	$(1.62)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - preferred holders	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.89)	$0.02	$(0.20)	$(1.62)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - common holders	$(0.89)	$0.02	$(0.20)	$(1.62)
Income (loss) from continuing operations attributable to HC2 Holdings, Inc. - preferred holders	—	—	—	—
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.89)	$0.02	$(0.20)	$(1.62)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Basic and Diluted Loss Per Common Share

EPS is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "treasury" method.

The Company had no dilutive common share equivalents during the years ended December 31, 2017, 2016 and 2015, due to the results of operations being a loss from continuing operations, net of tax. The Company issued a warrant, Preferred Stock, as well as outstanding stock options and unvested RSUs granted under the Prior Plan and Omnibus Plan, each of which were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Loss from continuing operations attributable to common stock and participating preferred stockholders	$(49,678)	$(105,398)	$(39,829)
Loss from discontinued operations	—	—	(21)
Net loss attributable to common stock and participating preferred stockholders	$(49,678)	$(105,398)	$(39,850)

Earnings allocable to common shares:
Numerator for basic and diluted EPS
Participating shares at end of period:
Weighted-average Common stock outstanding - basic and diluted	42,824	37,260	26,482

Percentage of loss allocated to:
Common Stock	100%	100%	100%
Preferred Stock	—%	—%	—%

Loss attributable to common shares - basic and diluted:
Loss from continuing operations	$(49,678)	$(105,398)	$(39,829)
Loss from discontinued operations	—	—	(21)
Net Loss	$(49,678)	$(105,398)	$(39,850)

Denominator for basic and diluted EPS
Weighted average common shares outstanding - basic and diluted	42,824	37,260	26,482

Basic and Diluted EPS
Net loss attributable to common stock and participating preferred stockholders - basic and diluted	$(1.16)	$(2.83)	$(1.50)

23. Subsequent Events

The Company evaluated subsequent events from December 31, 2017 through March 14, 2018, the date the Consolidated Financial Statements were issued, and noted the following:

On February 4, 2018, Broadcasting entered into a First Amendment to the Bridge Loan, which amends the existing Bridge Loan, to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of the Bridge Loan, the net proceeds of which will be used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loans, and for general corporate purposes. The total aggregate principal amount of the Bridge Loan outstanding after the February 6, 2018 borrowing was $102.0 million.

On February 7, 2018, a wholly-owned subsidiary of Broadcasting closed on the acquisition of Northstar's broadcast television stations. The total consideration paid in February 2018 was $33.0 million.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Prior to December 31, 2017, wholly owned subsidiaries of Broadcasting had signed purchase agreements, which are subject to FCC approval and closing conditions, for a total consideration of $8.3 million. As of March 14, 2018, a portion of the transactions received FCC approval and closed for a total consideration of $4.6 million.

Subsequent to December 31, 2017, wholly-owned subsidiaries of Broadcasting had signed purchase agreements to acquire broadcasting assets, subject to FCC approval and closing conditions, for a total consideration of $8.7 million.

In February 2018, the United States Congress passed its omnibus budget for 2018, which included a retroactive Alternative Fuel Excise Tax credit through December 31, 2017 and will provide approximately $2.6 million in net income to ANG, to be recorded in 2018.

HC2 HOLDINGS, INC.
SCHEDULE I
Summary of investments - other than investments in related parties
December 31, 2017
(in thousands)

	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities
Bonds
United States Government and government agencies and authorities	$15,283	$15,722	$15,722
States, municipalities and political subdivisions	377,549	395,450	395,450
Foreign governments	6,331	5,999	5,999
Public utilities	117,782	128,058	128,058
Convertibles and bonds with warrants attached	7,499	7,409	7,409
All other corporate bonds	742,127	787,988	787,988
Total fixed maturity securities	1,266,571	1,340,626	1,340,626
Equity securities
Industrial, miscellaneous and all other	4,938	4,928	4,928
Nonredeemable preferred stocks	40,902	42,572	42,572
Total equity securities	45,840	47,500	47,500
Mortgage loans	52,109	52,110	52,109
Policy loans	17,944	17,944	17,944
Other invested assets	74,775	243,416	85,419
Total investments	$1,457,239	$1,701,596	$1,543,598

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$29,433	$21,722
Other current assets	558	422
Total current assets	29,991	22,144
Investment in subsidiaries	500,634	380,308
Other assets	5,301	5,440
Total assets	$535,926	$407,892

Liabilities
Accounts payable	$689	$977
Accrued and other current liabilities	21,370	13,255
Total current liabilities	22,059	14,232
Intercompany payable	15,567	3,974
Debt obligations	393,825	299,466
Other liabilities	5,008	16,546
Total liabilities	436,459	334,218

Temporary equity
Preferred stock	26,296	29,459

Stockholders’ equity
Common stock	44	42
Additional paid-in capital	254,685	241,485
Treasury stock	(2,057)	(1,387)
Accumulated deficit	(221,189)	(174,278)
Accumulated other comprehensive income (loss)	41,688	(21,647)
Total stockholders’ equity	73,171	44,215
Total liabilities, temporary equity and stockholders’ equity	$535,926	$407,892

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses
General and administrative	39,799	37,615	38,410
Depreciation and amortization	71	9	—
Total operating expenses	39,870	37,624	38,410
Loss from operations	(39,870)	(37,624)	(38,410)
Interest expense	(44,136)	(35,987)	(33,793)
Gain (loss) on contingent consideration	11,411	(11,411)	—
Equity in net income (loss) of subsidiaries	15,407	441	26,879
Other income (expense)	91	1,277	(4,736)
Loss before income taxes	(57,097)	(83,304)	(50,060)
Tax (benefit) expense	(10,186)	11,245	(14,495)
Net loss	$(46,911)	$(94,549)	$(35,565)

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	December 31,
	2017	2016	2015
Net cash used by operating activities	$(32,905)	$(21,231)	$(31,601)
Cash flows from investing activities:
Contributions to subsidiaries	(24,112)	(22,428)	(62,356)
Return of capital from subsidiaries	13,245	31,112	—
Cash paid for business acquisitions, net of cash acquired	(2,600)	—	—
Other investing activity	(136)	(164)	(400)
Net cash provided by (used in) investing activities	(13,603)	8,520	(62,756)
Cash flows from financing activities:
Proceeds from debt obligations	91,676	—	50,250
Principal payments on debt obligations	(35,000)	—	—
Proceeds from sale of common stock, net	—	—	53,975
Proceeds from sale of preferred stock, net	—	—	14,033
Purchase of noncontrolling interest	(29)	(1,348)	—
Advances (to) from affiliates	—	—	5,000
Payment of dividends	(2,126)	(4,220)	(4,066)
Proceeds from the exercise of warrants and stock options	486	8	—
Taxes paid in lieu of shares issued for share-based compensation	(670)	(1,009)	—
Other financing activity	(118)	(77)	(1,298)
Net cash provided by (used in) financing activities	54,219	(6,646)	117,894
Net change in cash and cash equivalents	7,711	(19,357)	23,537
Cash and cash equivalents at beginning of period	21,722	41,079	17,542
Cash and cash equivalents at end of period	$29,433	$21,722	$41,079

HC2 HOLDINGS, INC.
SCHEDULE III
Supplementary Insurance Information
(in thousands)

	As of and for the years ended December 31,
	2017	2016	2015
Insurance Company
Deferred policy acquisition cost	$—	$—	$—
Future policy benefits, losses, claims and loss expenses	$1,937,117	$1,899,835	$1,852,790
Unearned premiums	$—	$—	$—
Net earned premiums	$80,524	$79,406	$1,578
Net investment income	$66,070	$58,032	$1,025
Benefits, claims, losses	$24,293	$15,667	$1,293
Amortization of deferred policy acquisition cost	$—	$—	$—
Other operating expenses	$23,195	$23,147	$318
Net written premiums (excluding life)	$72,522	$70,597	$1,399

HC2 HOLDINGS, INC.
SCHEDULE IV
Reinsurance
(in thousands)

2017

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$720,192	$(467,660)	$34,336	$286,868	12.0%
Premiums:
Life insurance	$12,160	$(4,567)	$409	$8,002	5.1%
Accident and health insurance	197,981	(129,874)	4,415	72,522	6.1%
Total premiums	$210,141	$(134,441)	$4,824	$80,524	6.0%

2016

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$764,884	$(494,987)	$36,270	$306,167	11.8%
Premiums:
Life insurance	$13,255	$(4,856)	$410	$8,809	4.7%
Accident and health insurance	212,041	(145,905)	4,461	70,597	6.3%
Total premiums	$225,296	$(150,761)	$4,871	$79,406	6.1%

2015

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$820,217	$(531,908)	$37,779	$326,088	11.6%
Premiums:
Life insurance	$262	$(91)	$8	$179	4.5%
Accident and health insurance	9,323	(8,080)	156	1,399	11.2%
Total premiums	$9,585	$(8,171)	$164	$1,578	10.4%

HC2 HOLDINGS, INC.
SCHEDULE V
Valuation and Qualifying Accounts
(in thousands)

Activity in the Company’s allowance accounts for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Doubtful Accounts Receivable
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2015	$2,760	$99	$(2,065)	$—	$794
2016	$794	$2,862	$(37)	$—	$3,619
2017	$3,619	$127	$(13)	$—	$3,733

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2015	$68,983	$(879)	$—	$—	$68,104
2016	$68,104	$57,830	$—	$12,110	$138,044
2017	$138,044	$6,263	$—	$(10,803)	$133,504