Form 10-K/A
period 2017-12-31
HC2 HOLDINGS, INC.
filed 2018-04-02
CIK 1006837

UNITED STATES
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

EXPLANATORY NOTE - AMENDMENT

HC2 Holdings, Inc. ("HC2" or the “Company”) is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Annual Report”), consolidated financial statements and related notes of Huawei Marine Systems Co. Limited (“Huawei Marine”), an unconsolidated joint venture based in Hong Kong in which the Company's consolidated operating subsidiary, Global Marine Systems Limited (“GMSL”) owned a 49% non-controlling interest, during the years ended December 31, 2015, 2016 and 2017.

Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

The consolidated financial statements of Huawei Marine included as an exhibit hereto have been prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). Additionally, because the consolidated financial statements of Huawei Marine are presented in accordance with IFRS, reconciliations between IFRS and U.S. GAAP are not required pursuant to SEC Release 33-8879 and 34-57026 and have been omitted.

Only Item 15 of Part IV of the Annual Report is being supplemented or amended by this Form 10-K/A to include the consolidated financial statements and related notes of Huawei Marine, as provided in Exhibit 99.1. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report also has been amended to include the consent of the independent auditors of Huawei Marine and certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent auditors and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.2, 31.3, 31.4, 32.2, respectively. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Documents Filed

1) Financial Statements and Schedules

HC2 Holdings, Inc.

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K were filed as part of the Annual Report filed with the SEC on March 14, 2018.

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

21.1%	Subsidiaries of HC2 (File No. 001-35210).

23.1%	Consent of BDO USA, LLP, an independent registered public accounting firm (File No. 001-35210).

23.2	Consent of KPMG Huazhen LLP (filed herewith).

24.1%	Power of Attorney (included on signature page) (File No. 001-35210).

31.1%	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (File No. 001-35210).

31.2%	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (File No. 001-35210).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*%%	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (File No. 001-35210).

32.2*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

99.1	Huawei Marine Financial Statements for the years ended December 31, 2017, 2016, and 2015 (filed herewith).

101%
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.(File No. 001-35210)

*
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

#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the
Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

%	Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2018, which is being amended hereby.

%%	Previously furnished with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2018, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2018
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Michael J. Sena

*	Director	April 2, 2018
Wayne Barr, Jr.

*	Director	April 2, 2018
Robert Leffler

*	Director	April 2, 2018
Lee Hillman

*	Director	April 2, 2018
Warren H. Gfeller

* By:

/S/ PHILIP A. FALCONE	Attorney-in-fact for the persons indicated.
Philip A. Falcone