Form 10-Q
period 2018-05-10
HC2 HOLDINGS, INC.
filed 2018-05-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
As of April 30, 2018, 44,564,371 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended March 31,
	2018	2017
Revenue	$415,477	$354,542
Life, accident and health earned premiums, net	20,040	19,941
Net investment income	17,724	15,304
Net realized and unrealized gains on investments	449	781
Net revenue	453,690	390,568
Operating expenses
Cost of revenue	375,674	314,414
Policy benefits, changes in reserves, and commissions	32,283	31,487
Selling, general and administrative	52,088	39,856
Depreciation and amortization	9,656	7,397
Other operating (income) expense, net	(2,252)	(3,558)
Total operating expenses	467,449	389,596
Income (loss) from operations	(13,759)	972
Interest expense	(19,325)	(14,115)
Loss on contingent consideration	—	(231)
Income (loss) from equity investees	(5,231)	7,693
Other income (expenses), net	1,092	(4,910)
Loss from continuing operations before income taxes	(37,223)	(10,591)
Income tax expense	(1,631)	(5,291)
Net loss	(38,854)	(15,882)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,858	1,386
Net loss attributable to HC2 Holdings, Inc.	(34,996)	(14,496)
Less: Preferred stock and deemed dividends from conversions	703	583
Net loss attributable to common stock and participating preferred stockholders	$(35,699)	$(15,079)

Loss per Common Share
Basic	$(0.81)	$(0.36)
Diluted	$(0.81)	$(0.36)

Weighted average common shares outstanding:
Basic	44,281	41,948
Diluted	44,281	41,948

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(38,854)	$(15,882)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,505	1,125
Unrealized gain (loss) on available-for-sale securities	(28,662)	11,976
Other comprehensive income (loss)	(24,157)	13,101
Comprehensive loss	(63,011)	(2,781)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,858	1,386
Comprehensive loss attributable to HC2 Holdings, Inc.	$(59,153)	$(1,395)

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,302,556	$1,340,626
Equity securities	80,210	47,500
Mortgage loans	61,084	52,109
Policy loans	17,807	17,944
Other invested assets	81,726	85,419
Total investments	1,543,383	1,543,598
Cash and cash equivalents	92,074	97,885
Accounts receivable, net	327,513	322,446
Recoverable from reinsurers	529,427	526,337
Deferred tax asset	951	1,661
Property, plant and equipment, net	372,425	374,660
Goodwill	132,466	131,741
Intangibles, net	119,385	117,105
Other assets	109,699	102,258
Total assets	$3,227,323	$3,217,691

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,708,680	$1,693,961
Annuity reserves	240,186	243,156
Value of business acquired	41,924	42,969
Accounts payable and other current liabilities	339,381	347,492
Deferred tax liability	10,910	10,740
Debt obligations	655,423	593,172
Other liabilities	75,015	70,174
Total liabilities	3,071,519	3,001,664
Commitments and contingencies
Temporary equity
Preferred stock	26,310	26,296
Redeemable noncontrolling interest	3,192	1,609
Total temporary equity	29,502	27,905
Stockholders’ equity
Common stock, $.001 par value	45	44
Shares authorized: 80,000,000 at March 31, 2018 and December 31, 2017;
Shares issued: 44,973,592 and 44,570,004 at March 31, 2018 and December 31, 2017;
Shares outstanding: 44,528,938 and 44,190,826 at March 31, 2018 and December 31, 2017, respectively
Additional paid-in capital	253,089	254,685
Treasury stock, at cost; 444,654 and 379,178 shares at March 31, 2018 and December 31, 2017, respectively	(2,433)	(2,057)
Accumulated deficit	(252,223)	(221,189)
Accumulated other comprehensive income	15,871	41,688
Total HC2 Holdings, Inc. stockholders’ equity	14,349	73,171
Noncontrolling interest	111,953	114,951
Total stockholders’ equity	126,302	188,122
Total liabilities, temporary equity and stockholders’ equity	$3,227,323	$3,217,691

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44,190	$44	$254,685	$(2,057)	$(221,189)	$41,688	$73,171	$114,951	188,122	$27,905
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	667	—	667	—	667	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3,295	(1,660)	1,635	—	1,635	—
Share-based compensation	—	—	1,550	—	—	—	1,550	—	1,550	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2,442)	—	—	—	(2,442)	—	(2,442)	2,442
Exercise of stock options	2	—	(6)	—	—	—	(6)	—	(6)	—
Taxes paid in lieu of shares issued for share-based compensation	(65)	—	—	(376)	—	—	(376)	—	(376)	—
Preferred stock dividend and accretion	—	—	(500)	—	—	—	(500)	—	(500)	—
Amortization of issuance costs	—	—	(15)	—	—	—	(15)	—	(15)	15
Issuance of common stock	402	1	—	—	—	—	1	—	1	—
Transactions with noncontrolling interests	—	—	(183)	—	—	—	(183)	—	(183)	—
Net loss	—	—	—	—	(34,996)	—	(34,996)	(2,998)	(37,994)	(860)
Other comprehensive loss	—	—	—	—	—	(24,157)	(24,157)	—	(24,157)	—
Balance as of March 31, 2018	44,529	$45	$253,089	$(2,433)	$(252,223)	$15,871	$14,349	$111,953	$126,302	$29,502
(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Share-based compensation	—	—	2,593	—	—	—	2,593	—	2,593	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(275)	—	—	—	(275)	—	(275)	275
Exercise of stock options	129	—	462	—	—	—	462	—	462	—
Taxes paid in lieu of shares issued for share-based compensation	(105)	—	—	(581)	—	—	(581)	—	(581)	—
Preferred stock dividend and accretion	—	—	(563)	—	—	—	(563)	—	(563)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(20)	—	—	—	(20)	—	(20)	20
Issuance of common stock	321	—	16	—	—	—	16	—	16	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	331
Net loss	—	—	—	—	(14,496)	—	(14,496)	(1,212)	(15,708)	(174)
Other comprehensive income	—	—	—	—	—	13,101	13,101	—	13,101	—
Balance as of March 31, 2017	42,156	$42	$243,698	$(1,968)	$(188,774)	$(8,546)	$44,452	$22,012	$66,464	$32,437

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,854)	$(15,882)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts receivable	(250)	(411)
Share-based compensation expense	1,088	1,519
Depreciation and amortization	11,250	8,637
Amortization of deferred financing costs and debt discount	3,987	2,707
Amortization of (discount) premium on investments	1,139	2,834
Gain on sale or disposal of assets	(2,252)	(3,752)
(Income) loss from equity investees	5,231	(7,693)
Impairment of investments	—	3,269
Net realized and unrealized gains on investments	(497)	(368)
Loss on contingent consideration	—	231
Receipt of dividends from equity investees	1,580	917
Deferred income taxes	971	(4,443)
Annuity benefits	2,098	2,172
Other operating activities	718	203
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,887)	40,322
Recoverable from reinsurers	(3,089)	(644)
Other assets	(6,120)	(5,131)
Life, accident and health reserves	14,638	18,219
Accounts payable and other current liabilities	4,664	16,444
Other liabilities	6,383	(26,374)
Cash provided by operating activities:	798	32,776
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,244)	(9,413)
Disposal of property, plant and equipment	3,466	161
Purchase of investments	(106,838)	(56,636)
Sale of investments	73,435	23,073
Maturities and redemptions of investments	21,556	24,092
Purchase of equity method investments	—	(10,200)
Cash paid for business acquisitions, net of cash acquired	(37,535)	—
Other investing activities	(1,525)	151
Cash used in investing activities:	(56,685)	(28,772)
Cash flows from financing activities:
Proceeds from debt obligations	61,479	53,655
Principal payments on debt obligations	(5,429)	(40,664)
Annuity receipts	682	873
Annuity surrenders	(5,669)	(6,269)
Transactions with noncontrolling interest	(183)	331
Payment of dividends	(500)	(1,322)
Taxes paid in lieu of shares issued for share-based compensation	(382)	(581)
Other financing activities	(805)	464
Cash provided by financing activities:	49,193	6,487
Effects of exchange rate changes on cash and cash equivalents	763	1,138
Net change in cash and cash equivalents and restricted cash	(5,931)	11,629
Cash and cash equivalents and restricted cash, beginning of period (a)	98,853	115,869
Cash and cash equivalents and restricted cash, end of period (a)	$92,922	$127,498

Supplemental cash flow information:
Cash paid for interest	$4,419	$1,456
Cash paid for taxes	$148	$264
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$1,385	$740
Investments included in accounts payable	$24,240	$10,320
Dividends payable to shareholders	$500	$563
(a) The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Cash and cash equivalents, beginning of period	$97,885	$115,371
Restricted cash included in other assets	968	498
Total cash and cash equivalents and restricted cash	$98,853	$115,869

Cash and cash equivalents, end of period	$92,074	$127,003
Restricted cash included in other assets	848	495
Total cash and cash equivalents and restricted cash	$92,922	$127,498
See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. ("HC2" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol "HCHC".

The Company currently has eight reportable segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Marine Services segment is comprised of Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. The Company maintains an approximately 72% controlling interest in GMSL.

3.Our Energy segment is comprised of American Natural Gas, LLC ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains an approximately 68% controlling interest in ANG.

4.Our Telecommunications segment is comprised of PTGi International Carrier Services, ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, voice over internet protocol service operators and internet service providers. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company maintains a 100% interest in ICS.

5.Our Insurance segment is comprised of Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CGI.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of (i) approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, (ii) approximately 74% in R2 Dermatology Inc. ("R2"), which develops skin lightening technology, and (iii) approximately 80% in BeneVir Biopharm, Inc. ("BeneVir"), which focuses on immunotherapy for the treatment of solid tumors. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 50% interest in Medibeacon Inc., and an investment in Triple Ring Technologies, Inc.

7.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. (“Broadcasting”) and its subsidiaries. Broadcasting strategically acquires and operates Over-The-Air ("OTA") broadcasting stations across the United States. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. (“Network”), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. Broadcasting maintains an approximately 50% controlling interest in DTV America Corporation ("DTV").

8.In our Other segment, we invest in and grow developmental stage companies that we believe have significant growth potential. Among the businesses included in this segment is the Company's approximately 56% controlling interest in 704Games Company ("704Games"), which owns licenses to create and distribute NASCAR® video games.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended by amendment no.1, filed on April 2, 2018 (collectively, "Form 10-K"). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2018.

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

Accounting Pronouncements Adopted in the Current Year

The Company’s 2017 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following discussion provides information about recently adopted and recently issued or changed accounting guidance (applicable to the Company ) that have occurred since the Company filed its 2017 Form 10-K. The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

Effective January 1, 2018 the Company adopted the accounting pronouncements described below.

Statement of Cash Flows

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force. This guidance requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the condensed consolidated statements of cash flows. For the three months ended March 31, 2018 and 2017, $0.8 million and $0.5 million, respectively, of restricted cash is included in the total of cash and cash equivalents and restricted cash balance at the end of the period. A reconciliation of cash and cash equivalents and restricted cash from our condensed consolidated statements of cash flows to the amounts reported within our condensed consolidated balance sheet is included in our condensed consolidated statements of cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost, adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. This standard was adopted prospectively as of January 1, 2018 and resulted in a $3.3 million cumulative effect adjustment credit to retained earnings related to the following investments:

Equity securities which were previously classified as available-for-sale	$1,660
Equity securities which were previously accounted for under the cost method	1,635
$3,295

See Note 5. Investments and Note 6. Fair Value of Financial Instruments for further details.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), which includes amendments of a similar nature to the items typically addressed in the technical corrections and improvements project. Lastly, in February 2017, the FASB issued ASU 2017-05, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and provide guidance on partial sales of nonfinancial assets. This ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an "in substance nonfinancial asset" is within the scope of ASC 610-20. This ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASUs described above are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. See Note 3. Revenue for further details.

New Accounting Pronouncements

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has started evaluating its lease arrangements to determine the impact of this amendment on the financial statements. The evaluation includes an extensive review of the leases, which are primarily related to our vessels and office space. Additionally, the Company has begun tracking separate accounting records for leases entered into starting January 1, 2017 under the new guidance to facilitate future implementation. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. Early adoption is permitted. The Company is continuing to evaluate the impact this standard will have on its financial statements. While not yet quantified, the Company expects a material impact to its Consolidated Balance Sheets from recognizing additional assets and liabilities of operating leases upon adoption. The actual increase in assets and liabilities will depend on the volume and terms of leases in place at the time of adoption. The Company plans to elect the optional practical expedient to retain the current classification of leases, and therefore, does not anticipate a material impact to the Consolidated Statements of Income or Cash Flows. The Company also expects that adoption of the new standard will require changes to internal controls over financial reporting.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3. Revenue

The Company adopted ASC 606 on January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:

Identify the contract with a customer

A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectibility of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectibility of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.

Identify the performance obligations in the contract

At contract inception, the Company assesses the goods or services promised in a contract and identifies, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the “unit of account” for purposes of determining revenue recognition. In order to properly identify separate performance obligations, the Company applies judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.

In addition, when assessing performance obligations within a contract, the Company considers the warranty provisions included within such contract. To the extent the warranty terms provide the customer with an additional service, other than assurance that the promised good or service complies with agreed upon specifications, such warranty is accounted for as a separate performance obligation. In determining whether a warranty provides an additional service, the Company considers each warranty provision in comparison to warranty terms which are standard in the industry.

Determine the transaction price

The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, including contract bonuses and penalties that can either increase or decrease the transaction price, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current and estimates of future performance.

Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This threshold is referred to as the variable consideration constraint. In assessing whether to apply the variable consideration constraint, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue, including, but not limited to, whether: (a) the amount of consideration is highly susceptible to factors outside of the Company’s influence, such as the actions of third parties, (b) the uncertainty surrounding the amount of consideration is not expected to be resolved for a long period of time, (c) the Company’s experience with similar types of contracts is limited or that experience has limited predictive value, (d) the Company has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances, and (e) the contract has a large number and broad range of possible consideration amounts.

Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. Based upon this assessment, the Company estimates the transaction price, including whether the variable consideration constraint should be applied.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate.

Allocate the transaction price to performance obligations in the contract

For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The Company determines the standalone selling price based on the price at which the performance obligation would have been sold separately in similar circumstances to similar customers. If the standalone selling price is not observable, the Company estimates the standalone selling price taking into account all available information such as market conditions and internal pricing guidelines. In certain circumstances, the standalone selling price is determined using an expected profit margin on anticipated costs related to the performance obligation.

Recognize revenue as performance obligations are satisfied

The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as we perform, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date.

For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

Revenue from contracts with customers consist of the following (in thousands):

Three Months Ended March 31, 2018
Revenue (1)
Construction	$158,941
Marine Services	36,722
Energy	4,502
Telecommunications	202,303
Broadcasting	10,656
Other	2,353
Total revenue	$415,477
(1) The Insurance segment does not have revenues in scope of ASU 2014-09.

Accounts receivables, net from contracts with customers consist of the following (in thousands):

March 31, 2018
Accounts receivables with customers
Construction	$181,276
Marine Services	42,370
Energy	3,564
Telecommunications	82,859
Broadcasting	9,146
Other	5,405
Total accounts receivables with customers	$324,620

Construction Segment

DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. The customer receives value over the term of the project based on the amount of work that has been completed towards the delivery of the completed project. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when DBMG and customer or general contractor have agreed on both the scope and price of changes, the work has commenced, it is probable that the costs of the changes will be recovered and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

Disaggregation of Revenues

DBMG's revenues are principally derived from contracts to provide fabrication and erection services to its customers. Contracts represent majority of the revenue of the Construction segment and are generally recognized over time. A majority of contracts are domestic, fixed priced, and are in excess of one year. Disaggregation of the Construction segment, by market or type of customer, is used to evaluate its financial performance.

The following table disaggregates DBMG's revenue by market (in thousands):

Three Months Ended March 31, 2018
Commercial	$69,651
Convention	31,651
Healthcare	27,841
Other	29,780
Total revenue from contracts with customers	158,923
Other revenue	18
Total Construction segment revenue	$158,941

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are included in Other assets in the Condensed Consolidated Balance Sheets.

Contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract assets	$28,574	$25,676
Contract liabilities	$(37,223)	$(29,862)

The change in contract assets is a result of the recording of $17.7 million of costs in excess of billings driven by new commercial projects, offset by $14.8 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a results of periodic billing in excess of costs of $35.3 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period $27.9 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

Commercial	$207,799
Convention	171,627
Healthcare	75,977
Other	262,884
Remaining unsatisfied performance obligations	$718,287

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

DBMG's remaining unsatisfied performance obligations, otherwise referred to as backlog, increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue over the next twenty-four months.

Remaining unsatisfied performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of DBMG's contracts are subject to cancellation at the election of its customers, in accordance with industry practice, DBMG does not limit the amount of unrecognized revenue included within its remaining unsatisfied performance obligations due to the inherent substantial economic penalty that would be incurred by its customers upon cancellation.

Marine Services Segment

GMSL generally generates revenue by providing maintenance services for subsea telecommunications cabling, installing subsea cables, providing installation, maintenance and repair of fiber optic communication and power infrastructure to offshore oil and gas platforms, and installing inter-array power cables for use in offshore wind farms.

Telecommunication - Maintenance & Installation

GMSL performs its services within telecommunication market primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. The customer receives value over the term of the project based on the amount of work that has been completed towards the delivery of the completed project. Depending on the project, the most reliable measure of progress is either the cost incurred or time elapsed towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced.  Costs include all direct material and labor costs related to contract performance, indirect labor, and overhead costs, which are charged to contract costs as incurred. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known.  Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Maintenance revenues within this market are attributable to standby vessels for repair of fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of approximately 60 global telecommunications providers. These contracts are generally five to seven years long.

Installation revenues within this market are generated through installation of cable systems including route planning, mapping, route engineering, cable laying, and trenching and burial. GMSL’s installation business is project-based with contracts typically lasting one to five months.

Power - Operations & Maintenance

Majority of revenues within this market are generated through the provision of crew transfer vessels and turbine technicians on the maintenance of offshore windfarms.  Services are provided at agreed day rates and are recognized as revenues at the point in time at which the performance obligations are met. Additional revenues are generated through the provision of approved safety training courses to personnel operating on offshore wind turbines. Courses are supplied at agreed rates and recognized at the point in time at which the courses are provided.

Power - Cable Installation & Construction

Installation revenues within this market are attributable to the charter of cable laying vessels, charged to customers at an agreed day rates and are recognized as revenues at the point in time at which the performance obligations are met.

Construction revenues within this market are generated through the provision of crew transfer vessels and technicians on the construction of new windfarms. Services are provided at agreed day rates and are recognized as revenues at the point in time at which the performance obligations are met. Additional revenues are generated through the provision of crew transfer vessels and technicians to deliver an agreed scope of works on lump sum contracts. Revenues are recognizes over time using the input method to measure progress towards completion of the wind turbines.

Disaggregation of Revenues

GMSL's revenues are principally derived from contracts to provide maintenance and installation services to its customers. Contracts represent a majority of revenues at the Construction segment of which approximately 70% we recognized over time during the three moths ended March 31, 2018.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table disaggregates GMSL's revenue by market (in thousands):

Three Months Ended March 31, 2018
Telecommunication - Maintenance	$21,782
Telecommunication - Installation	7,298
Power - Operations & Maintenance	3,442
Power - Cable Installation	2,980
Power - Construction	1,220
Total revenue from contracts with customers	36,722
Other revenue	—
Total Marine Services segment revenue	$36,722

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term projects when revenue recognized exceeds the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform services are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract assets are included in Other assets in the Condensed Consolidated Balance Sheets.

Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation. Contract liabilities are included in Other liabilities in the Condensed Consolidated Balance Sheets.

Contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract assets	$9,642	$6,610
Contract liabilities	$(2,708)	$(3,106)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$72,747	$256,391	$30,627	$359,765
Telecommunication - Installation	20,065	—	—	20,065
Power - Operations & Maintenance	17,851	14,057	—	31,908
Power - Cable Installation	10,123	—	—	10,123
Power - Construction	8,244	—	—	8,244
Remaining unsatisfied performance obligations	$129,030	$270,448	$30,627	$430,105

GMSL's remaining unsatisfied performance obligations, otherwise referred to as backlog, increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. GMSL includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. GMSL's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.

Remaining unsatisfied performance obligations consist predominantly from projects within telecommunication maintenance market. These revenues are generated through long-term contracts for the provision of vessels and cable depots in maintaining and repairing subsea telecoms cables around the globe. Revenues are recognised over time to reflect both the duration that the vessels and depots are provided on standby duties and the amount of work that has been completed.

Energy Segment

ANG's revenues are principally derived from sales of compressed natural gas. ANG recognizes revenue from the sale of natural gas fuel primarily at the time the fuel is dispensed.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, all Alternative Fuel Tax Credit ("AFETC") revenue for vehicle fuel ANG sold in 2017 will be recognized and collected subsequent to December 31, 2017. Net revenue after customer rebates for such credits for 2017 are estimated to be $2.6 million, which will be recognized during the second quarter of 2018, the period in which the credit becomes available.

Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in thousands):

Three Months Ended March 31, 2018
Volume-related	$4,093
Total revenue from contracts with customers	4,093
RNG Incentives	375
Other revenue	34
Total Energy segment revenue	$4,502
(1) As a result of the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, all AFETC revenue for vehicle fuel ANG sold in 2017 will be recognized and collected subsequent to December 31, 2017. Credits will be recognized during the second quarter of 2018, the period in which the credit becomes available.

Telecommunications Segment

ICS operates an extensive network of direct routes and offers premium voice communication services for carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic. Customers may have a bilateral relationship with ICS, meaning they have both a customer and vendor relationship with ICS. In these cases, ICS sells the customer access to the ICS network but also purchases access to the customer’s network.

Net revenue is derived from carrying business, residential and carrier long-distance traffic, data and Internet traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and is recorded upon completion of a call. Completed calls are billable activity while incomplete calls are non-billable. Incomplete calls may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented.

Revenue for a period is calculated from information received through ICS’s network switches, such as minutes and market rates. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides ICS with the ability to perform a timely and accurate analysis of revenue earned in a period.

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of ICS’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Disaggregation of Revenues

ICS's revenues is predominantly derived from wholesale of international long distance minutes.

Three Months Ended March 31, 2018
Termination of long distance minutes	$202,303
Total revenue from contracts with customers	202,303
Other revenue	—
Total Telecommunications segment revenue	$202,303

Broadcasting Segment

Broadcast advertising revenue is generated primarily from the sale of television airtime for programs or advertisements. Broadcast advertising revenue is recognized when the program or advertisement is broadcast. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. The broadcasting advertising contracts are generally short-term in nature.

Retransmission consent revenue consists of payments received from cable, satellite and other multiple video program distribution systems for their retransmission of our broadcast signals and generally based on per subscriber basis. Retransmission consent revenue is recognized as earned over the life of the retransmission consent contract and varies from month to month generally based on the average number of subscribers.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Local Marketing Agreements (“LMAs”) revenue is generated primarily from the sale of television airtime in return for a fixed fee or additional commission on the related sales incurred by the third party. In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMA revenue is recognized over the life of the contract, when the program is broadcast. The LMA fees that we charge can be fixed or commission-based and the LMA contracts that we enter into are generally short-term in nature.

Retransmission and LMA commission based revenues are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgements or estimates.

The following table disaggregates the Broadcasting segment's revenue by type (in thousands):

Three Months Ended March 31, 2018
Advertising	$6,785
LMA	2,693
Retransmission	943
Other	235
Total revenue from contracts with customers	10,656
Other revenue	—
Total Broadcasting segment revenue	$10,656

Contract Liabilities

Audience deficiency units ("ADU") liability is recognized as an available return to customers as fulfillment for under-delivered guaranteed viewership per the related agreement. ADU balance was $0.9 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. Broadcasting measures the potential obligation based on Nielsen ratings and cost per view, and is subsequently made whole in the following period.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $9.2 million of advertising revenues of which $3.1 million is expected to be recognized within one year and $6.1 million is expected to be recognized within five years.

Other Segment

Our Other segment's revenues are driven by 704Games. 704Games derives revenue principally from sales of software games and related content and services on (1) consoles and (2) mobile devices. Console revenue includes revenue associated with the sale of 704Games' software games, whether delivered via a physical disc (e.g., packaged goods) or via the Internet (full-game downloads). Console revenue also includes in game purchases within the Xbox and PlayStation online stores (PlayStation, Xbox, or Apple/Google play). Mobile revenue includes revenue from 704Games' free to download (“freemium”) mobile game that requires 704Games' hosting support for micro-transactions (e.g. purchases for in game use). Sales are recognized as revenues at the point in time at which control had passed to the customer, either when physical discs are received by distributors or when digital goods are purchased.

704Games reduces revenue for estimated price reductions which may occur with its distributors and retailers. Price reductions represent 704Games' practice to provide a credit allowance to lower the wholesale price on a particular product to incentivize end consumer purchases. The amount of the price reduction is generally the difference between the original wholesale price and the reduced wholesale price.

The price protection reserve for estimated price reductions are recorded as a reduction of sales in the same period that the revenue is recognized. This reserve is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on historical price concessions, estimated future price concessions and information provided by retailers regarding their inventory levels. 704Games' price protection reserves are classified as liabilities and included within Accounts Payable and Other Current Liabilities. 704Games continually monitors current pricing trends and wholesaler inventory levels to ensure the sales allowance is fairly stated.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

The following table disaggregates the Other segment's revenue by type (in thousands):

Three Months Ended March 31, 2018
Digital	$1,255
Disc	701
Mobile	397
Total revenue from contracts with customers	2,353
Other revenue	—
Total Other segment revenue	$2,353

4. Business Combinations

Construction Segment

2017 Acquisitions

On November 1, 2017, DBMG consummated the acquisition of 100% of the shares of  North American operations of Candraft VSI ("Candraft"). Candraft is a premier bridge infrastructure detailing and modeling company. On December 1, 2017, DBMG consummated the acquisition of the assets from Mountain States Steel, Inc. ("MSS") including inventory, machinery & equipment, real estate, employees and certain intangible assets. MSS is a premier custom structural steel fabricator for construction projects including bridges, stadiums and power plants. The aggregate fair value of the consideration paid in connection with the acquisitions of Candraft and MSS was $17.8 million, including $16.1 million in cash. Both transactions were accounted for as business acquisitions.

The fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in thousands):

Purchase price allocation
Accounts receivable	$473
Property, plant and equipment	12,730
Goodwill	2,290
Intangibles	1,608
Other assets	909
Total assets acquired	18,010
Accounts payable and other current liabilities	(23)
Other liabilities	(167)
Total liabilities assumed	(190)
Total net assets acquired	$17,820

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $1.5 million assigned to the assembled and trained workforce for 2017. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DMBG in 2017, in connection with the 2017 acquisitions were approximately $3.3 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of acquired businesses were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because they are not material to our consolidated results of operations.

Marine Services Segment

2017 Acquisitions

On November 30, 2017, GMSL acquired 5 assets and 19 employees and contractors based in Aberdeen, Scotland from Fugro N.V. The fair value of the purchase consideration was $87.2 million and comprised of 23.6% share in GMH LLC and a short-term loan of $7.5 million to Fugro N.V. The decision to acquire was made to support the overall group strategy of growing the Power and Oil & Gas businesses. The transaction was accounted for as a business acquisition.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles, and residual goodwill are summarized as follows (in thousands):

Purchase price allocation
Cash and cash equivalents	$2,212
Property, plant and equipment	73,320
Goodwill	11,783
Other assets	596
Total assets acquired	87,911
Accounts payable and other current liabilities	(676)
Total liabilities assumed	(676)
Total net assets acquired	$87,235

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by GMSL in 2017, in connection with the 2017 acquisition were approximately $1.8 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of acquired businesses were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations are also presented because the Fugro acquisition was material to our consolidated results of operations.

Broadcasting Segment

2018 Acquisitions

During the three months ended March 31, 2018, Broadcasting completed a series of transactions for a total cash consideration of $4.5 million.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, and intangibles (in thousands):

Purchase price allocation
Property, plant and equipment	$566
Intangibles	3,976
Total assets acquired	4,542
Total liabilities assumed	—
Enterprise value	4,542
Total net assets acquired	$4,542

2017 Acquisitions

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In November 2017, Broadcasting closed a series of transactions that resulted in the ownership of over 50% of the shares of common stock of DTV for a total consideration of $17.7 million. DTV is an aggregator and operator of Low Power Television ("LPTV") licenses and stations across the United States. DTV currently owns and operates 52 LPTV stations in more than 40 cities. DTV’s distribution platform currently provides carriage for more than 30 television broadcast networks. DTV maintains a focus on technological innovation. DTV exclusively adopted Internet Protocol (IP) as a transport to provide Broadcast-as-a-Service, making it the only adopter of all IP-transport to the home. The transaction was accounted for as business acquisition.

In November 2017, HC2 LPTV Holdings Inc. ("LPTV"), a wholly-owned subsidiary of Broadcasting, closed on a transaction with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million. Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000. The transaction was accounted for as business acquisition.

In November 2017, Network acquired Azteca America, a Spanish-language broadcast network, from affiliates of TV Azteca, S.A.B. de C.V. ("Azteca") (AZTECACPO.MX) (Latibex:XTZA).  As part of the bifurcated transaction structure, a wholly-owned subsidiary of Broadcasting signed a definitive acquisition agreement with Northstar Media, LLC ("Northstar"), a licensee of numerous broadcast television licenses in the United States. Under the agreement with Northstar, a wholly-owned subsidiary of Broadcasting will acquire Northstar’s broadcast television stations, which carry Azteca America programming. The total consideration accrued by the Company as of December 31, 2017, pending the close of the Northstar acquisition, was $33.0 million. In February 2018, a wholly-owned subsidiary of Broadcasting closed on the acquisition of Northstar's broadcast television stations and funded the $33.0 million consideration balance. The transaction was accounted for as business acquisition.

In November and December of 2017, Broadcasting closed three additional acquisitions for a total consideration of $12.1 million. All three transactions were accounted for as asset acquisitions.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, intangibles and residual goodwill (in thousands):

Purchase price allocation
Cash and cash equivalents	$61
Accounts receivable	9,134
Property, plant and equipment	12,097
Goodwill	21,402
Intangibles	80,378
Other assets	1,290
Total assets acquired	124,362
Accounts payable and other current liabilities	(8,036)
Deferred tax liability	(6,072)
Debt obligations (1)	(4,480)
Other liabilities	(86)
Total liabilities assumed	(18,674)
Enterprise value	105,688
Less fair value of noncontrolling interest	14,496
Total net assets acquired	$91,192
(1) Debt obligations includes a $2.0 million note with CGI, which is eliminated on the Consolidated Balance Sheet.

The following table summarizes acquired intangible assets (in thousands):

FCC licenses	$75,852
Trade name	208
Other	4,318
Total intangibles	$80,378

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Results of operations from acquisitions completed by Broadcasting segment since their respective acquisition dates have been included in our Consolidated Statements of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Signed Asset Purchase Agreements

As of March 31, 2018, the Broadcasting segment entered into multiple asset purchase agreements, subject to FCC approval and closing conditions, with an aggregate purchase consideration of $25.3 million, of which $2.0 million deposits were subsequently funded.

Pro Forma Adjusted Summary

Disclosure of proforma information under ASC 805 related to the Azteca acquisition has not been provided as it would be impracticable to do so. After making every reasonable effort to do so, the Company is unable to obtain reliable historical GAAP financial statements for Azteca. Amounts would require estimates so significant as to render the disclosure irrelevant.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Fugro had occurred on January 1, 2017. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands):

Three Months Ended March 31, 2017
Net revenue	$401,631
Net income (loss) from continuing operations	$(10,958)
Net income (loss) attributable to HC2 Holdings, Inc.	$(14,863)

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in thousands):

March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$14,923	$377	$(54)	$15,246
States, municipalities and political subdivisions	372,301	12,214	(1,765)	382,750
Foreign government	6,318	—	(288)	6,030
Residential mortgage-backed securities	91,747	4,343	(836)	95,254
Commercial mortgage-backed securities	35,271	133	(243)	35,161
Asset-backed securities	151,022	1,774	(1,056)	151,740
Corporate and other	585,522	33,571	(2,718)	616,375
Total fixed maturity securities	$1,257,104	$52,412	$(6,960)	$1,302,556

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,283	$470	$(31)	$15,722
States, municipalities and political subdivisions	377,549	18,953	(1,052)	395,450
Foreign government	6,331	—	(333)	5,998
Residential mortgage-backed securities	101,974	4,185	(1,264)	104,895
Commercial mortgage-backed securities	30,152	269	(16)	30,405
Asset-backed securities	145,479	2,610	(163)	147,926
Corporate and other	589,803	51,891	(1,464)	640,230
Total fixed maturity securities	$1,266,571	$78,378	$(4,323)	$1,340,626

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized and unrealized gains on investments. These investments had a fair value of $12.0 million and $12.3 million as of March 31, 2018 and December 31, 2017, respectively. The change in fair value related to these securities resulted in net gains of $0.5 million and $0.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Maturities of Fixed Maturity Securities Available-for-sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2018 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$8,353	$8,323
Due after one year through five years	119,321	120,325
Due after five years through ten years	162,807	165,234
Due after ten years	688,583	726,519
Subtotal	979,064	1,020,401
Mortgage-backed securities	127,018	130,415
Asset-backed securities	151,022	151,740
Total	$1,257,104	$1,302,556

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$199,558	$205,811	33.4%	$191,234	$203,735	31.8%
Transportation, communication and other services	172,344	181,709	29.5%	186,114	201,802	31.5%
Manufacturing	101,722	108,228	17.6%	100,942	111,391	17.4%
Other	111,898	120,627	19.5%	111,513	123,302	19.3%
Total	$585,522	$616,375	100.0%	$589,803	$640,230	100.0%

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

	Three Months Ended March 31,
	2018	2017
Net realized and unrealized gains on investments	$—	$—
Other income (expenses), net	—	3,270
Total Other-Than-Temporary Impairments	$—	$3,270

The following table presents the total unrealized losses for the 187 and 126 fixed maturity securities held by the Company as of March 31, 2018 and December 31, 2017, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	March 31, 2018		December 31, 2017
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity securities
Less than 20%	$(6,802)	97.7%	$(4,230)	93.7%
20% or more for less than six months	—	—%	(174)	3.9%
20% or more for six months or greater	(158)	2.3%	(110)	2.4%
Total	$(6,960)	100.0%	$(4,514)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of March 31, 2018. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 187 and 126 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of March 31, 2018 and December 31, 2017, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

March 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$3,310	$(22)	$6,617	$(32)	$9,927	$(54)
States, municipalities and political subdivisions	81,201	(719)	19,723	(1,046)	100,924	(1,765)
Foreign government	—	—	6,030	(288)	6,030	(288)
Residential mortgage-backed securities	10,008	(542)	10,385	(294)	20,393	(836)
Commercial mortgage-backed securities	30,679	(236)	823	(7)	31,502	(243)
Asset-backed securities	45,340	(948)	3,884	(108)	49,224	(1,056)
Corporate and other	75,371	(1,452)	20,709	(1,266)	96,080	(2,718)
Total fixed maturity securities	$245,909	$(3,919)	$68,171	$(3,041)	$314,080	$(6,960)

December 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$5,044	$(17)	$2,199	$(14)	$7,243	$(31)
States, municipalities and political subdivisions	32,939	(834)	10,757	(218)	43,696	(1,052)
Foreign government	—	—	5,999	(333)	5,999	(333)
Residential mortgage-backed securities	5,139	(546)	16,150	(718)	21,289	(1,264)
Commercial mortgage-backed securities	5,053	(12)	1,003	(4)	6,056	(16)
Asset-backed securities	19,771	(64)	3,963	(99)	23,734	(163)
Corporate and other	18,478	(824)	19,433	(640)	37,911	(1,464)
Total fixed maturity securities	$86,424	$(2,297)	$59,504	$(2,026)	$145,928	$(4,323)

As of March 31, 2018, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 44.6% of the gross unrealized loss and 48.6% of the fair value. As of December 31, 2017, investment grade fixed maturity securities represented approximately 7.3% of the gross unrealized loss and 10.4% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equity Securities

Beginning in 2018 upon adopting ASU 2016-01, changes in fair value of equity securities are reported in Net realized and unrealized gains (losses) on investments. The following tables provide information relating to investments in equity securities measured at fair value (in thousands):

	March 31, 2018	December 31, 2017
Equity securities
Common stocks	$6,309	$4,928
Perpetual preferred stocks	73,901	42,572
Total equity securities	$80,210	$47,500

Other Invested Assets

Beginning in 2018 upon adopting ASU 2016-01, certain investments in equity securities that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes or at fair value. Carrying values of other invested assets were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,605	$—	$—	$1,484	$—
Preferred Equity	1,600	12,669	—	2,484	14,197	—
Derivatives	—	—	270	422	—	260
Joint Ventures	—	65,582	—	—	66,572	—
Total	$1,600	$79,856	$270	$2,906	$82,253	$260

Summarized financial information for subsidiaries not consolidated as of and for the three months ended March 31, 2018 and 2017 were as follows (information for two of the investees is reported on a one month lag, in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenue	$80,497	$120,862
Gross profit	$18,954	$38,258
Income (loss) from continuing operations	$(10,596)	$(9,243)
Net income (loss)	$(14,311)	$(16,292)

Current assets	$355,626	$297,687
Noncurrent assets	$200,193	$282,415
Current liabilities	$233,956	$193,848
Noncurrent liabilities	$164,722	$137,345

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Fixed maturity securities, available-for-sale at fair value	$15,645	$13,925
Equity securities	585	675
Mortgage loans	1,205	464
Policy loans	277	298
Other invested assets	73	4
Gross investment income	17,785	15,366
External investment expense	(61)	(62)
Net investment income	$17,724	$15,304

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Realized gains on fixed maturity securities	$1,313	$961
Realized losses on fixed maturity securities	(715)	(455)
Net unrealized gains (losses) on equity securities	(669)	—
Net unrealized gains (losses) on derivative instruments	520	275
Net realized and unrealized gains (losses)	$449	$781

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,246	$4,901	$10,345	$—
States, municipalities and political subdivisions	382,750	—	376,323	6,427
Foreign government	6,030	—	6,030	—
Residential mortgage-backed securities	95,254	—	88,005	7,249
Commercial mortgage-backed securities	35,161	—	17,410	17,751
Asset-backed securities	151,740	—	13,852	137,888
Corporate and other	616,375	2,137	576,643	37,595
Total fixed maturity securities	1,302,556	7,038	1,088,608	206,910
Equity securities
Common stocks	6,309	5,703	—	606
Perpetual preferred stocks	73,901	7,647	42,344	23,910
Total equity securities	80,210	13,350	42,344	24,516
Derivatives	270	—	—	270
Total assets accounted for at fair value	$1,383,036	$20,388	$1,130,952	$231,696

Liabilities
Warrant liability	$2,828	$—	$—	$2,828
Other	1,233	—	—	1,233
Total liabilities accounted for at fair value	$4,061	$—	$—	$4,061

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,722	$5,094	$10,628	$—
States, municipalities and political subdivisions	395,450	—	389,439	6,011
Foreign government	5,998	—	5,998	—
Residential mortgage-backed securities	104,895	—	90,283	14,612
Commercial mortgage-backed securities	30,405	—	18,248	12,157
Asset-backed securities	147,926	—	14,184	133,742
Corporate and other	640,230	2,098	611,844	26,288
Total fixed maturity securities	1,340,626	7,192	1,140,624	192,810
Equity securities
Common stocks	4,928	4,771	—	157
Perpetual preferred stocks	42,572	7,665	28,470	6,437
Total equity securities	47,500	12,436	28,470	6,594
Derivatives	260	—	—	260
Total assets accounted for at fair value	$1,388,386	$19,628	$1,169,094	$199,664

Liabilities
Warrant liability	$3,826	$—	$—	$3,826
Other	944	—	—	944
Total liabilities accounted for at fair value	$4,770	$—	$—	$4,770

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $4.5 million of equity securities between Level 1 and Level 2 during the three months ended March 31, 2018, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $6.6 million primarily related to structured securities during the three months ended March 31, 2018. The Company’s assessment resulted in no transfers out of or into Level 3 during the three months ended March 31, 2017.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2018 and 2017, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6,011	$1	$(124)	$121	$—	$418	$—	$6,427
Residential mortgage-backed securities	14,612	92	337	—	(4,441)	—	(3,351)	7,249
Commercial mortgage-backed securities	12,157	(40)	(98)	5,752	(20)	—	—	17,751
Asset-backed securities	133,742	698	(1,508)	49,500	(44,544)	—	—	137,888
Corporate and other	26,288	25	(12)	5,138	(367)	6,523	—	37,595
Total fixed maturity securities	192,810	776	(1,405)	60,511	(49,372)	6,941	(3,351)	206,910
Equity securities
Common stocks	157	—	—	—	—	449	—	606
Perpetual preferred stocks	6,437	—	—	14,943	—	2,530	—	23,910
Total equity securities	6,594	—	—	14,943	—	2,979	—	24,516
Derivatives	260	10	—	—	—	—	—	270
Total financial assets	$199,664	$786	$(1,405)	$75,454	$(49,372)	$9,920	$(3,351)	$231,696

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2018
Liabilities
Warrant liability	$3,826	$(998)	$—	$—	$—	$—	$—	$2,828
Other	944	289	—	—	—	—	—	1,233
Total financial liabilities	$4,770	$(709)	$—	$—	$—	$—	$—	$4,061

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$—	$15
States, municipalities and political subdivisions	5,690	111	797	—	—	—	—	6,598
Residential mortgage-backed securities	55,954	(595)	889	48	(2,559)	—	—	53,737
Commercial mortgage-backed securities	43,018	234	(17)	—	(7,262)	—	—	35,973
Asset-backed securities	73,217	1,074	(1,684)	27,725	(13,172)	—	—	87,160
Corporate and other	20,366	(3,267)	6,641	3,000	(20)	—	—	26,720
Total fixed maturity securities	198,277	(2,443)	6,626	30,773	(23,030)	—	—	210,203
Equity securities
Common stocks	4,575	—	(1,044)	—	—	—	—	3,531
Total equity securities	4,575	—	(1,044)	—	—	—	—	3,531
Derivatives	3,813	(119)	—	—	—	—	—	3,694
Total financial assets	$206,665	$(2,562)	$5,582	$30,773	$(23,030)	$—	$—	$217,428

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2017
Liabilities
Warrant liability	$4,058	$165	$—	$—	$—	$—	$—	$4,223
Contingent liability	11,411	231	—	—	—	—	—	11,642
Other	816	(141)	—	—	—	—	—	675
Total financial liabilities	$16,285	$255	$—	$—	$—	$—	$—	$16,540

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

March 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$61,084	$61,084	$—	$—	$61,084
Policy loans	17,807	17,807	—	17,807	—
Other invested assets	1,600	1,600	—	—	1,600
Total assets not accounted for at fair value	$80,491	$80,491	$—	$17,807	$62,684
Liabilities
Annuity benefits accumulated (1)	$240,185	$237,467	$—	$—	$237,467
Debt obligations (2)	607,989	624,018	—	624,018	—
Total liabilities not accounted for at fair value	$848,174	$861,485	$—	$624,018	$237,467

December 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$52,109	$52,110	$—	$—	$52,110
Policy loans	17,944	17,944	—	17,944	—
Other invested assets	2,906	3,757	—	—	3,757
Total assets not accounted for at fair value	$72,959	$73,811	$—	$17,944	$55,867
Liabilities
Annuity benefits accumulated (1)	$243,156	$240,361	$—	$—	$240,361
Debt obligations (2)	544,211	552,413	—	552,413	—
Total liabilities not accounted for at fair value	$787,367	$792,774	$—	$552,413	$240,361
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

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Contracts in progress	$173,740	$167,809
Trade receivables	98,357	106,937
Unbilled retentions	56,553	50,957
Other receivables	2,892	476
Allowance for doubtful accounts	(4,029)	(3,733)
Total accounts receivable, net	$327,513	$322,446

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in thousands):

		March 31, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Co	A+	$337,696	63.8%	$336,852	64.0%
Loyal American Life Insurance Co (Cigna)	A-	141,964	26.8%	140,552	26.7%
Great American Life Insurance Co	A	49,767	9.4%	48,933	9.3%
Total		$529,427	100.0%	$526,337	100.0%

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$31,072	$30,313
Building and leasehold improvements	35,354	34,632
Plant and transportation equipment	8,833	6,631
Cable-ships and submersibles	244,864	251,840
Equipment, furniture and fixtures, and software	139,539	127,409
Construction in progress	10,606	19,927
	470,268	470,752
Less: Accumulated depreciation	97,843	96,092
	$372,425	$374,660

Depreciation expense was $11.2 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. These amounts included $1.6 million and $1.2 million of depreciation expense within cost of revenue for the three months ended March 31, 2018 and 2017, respectively.

Total net book value of equipment, cable-ships, and submersibles consisted of $43.7 million and $45.3 million as of March 31, 2018 and December 31, 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Broadcasting	Other	Total
Balance at December 31, 2017	$38,607	$14,251	$2,122	$3,378	$47,290	$3,620	$20,678	$1,795	$131,741
Measurement period adjustment	—	—	—	—	—	—	725	—	725
Balance at March 31, 2018	$38,607	$14,251	$2,122	$3,378	$47,290	$3,620	$21,403	$1,795	$132,466

An interim goodwill impairment evaluation was performed on each reporting unit as of March 31, 2018. After considering all quantitative and qualitative factors, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

Indefinite-lived Intangible Assets

The acquisition of the Insurance Company resulted in state licenses which are considered indefinite-lived intangible assets not subject to amortization. In addition, the consolidation of BeneVir in 2016 resulted in the recording of an in-process research and development intangible asset, not subject to amortization, valued at $6.4 million.

The Broadcasting segment strategically acquires assets across the United States, which results in the recording of FCC licenses. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal costs. Accordingly we have concluded that the acquired FCC licenses are indefinite-lived intangible assets.

Balances of these assets as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
State licenses	$2,450	$2,450
FCC licenses	79,829	76,490
Developed technology	6,392	6,392
Total	$88,671	$85,332

Through acquisitions in 2018, FCC licenses not subject to amortization increased $3.3 million, net of $0.6 million of measurement period adjustments.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows:

	Weighted-Average Original Useful Life	March 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	11 Years	$13,981	$(4,846)	$9,135	$13,981	$(4,527)	$9,454
Customer relationships	12 Years	21,657	(5,156)	16,501	21,657	(4,681)	16,976
Developed technology	4 Years	3,823	(3,675)	148	3,823	(3,601)	222
Other	4 Years	5,378	(448)	4,930	5,374	(253)	5,121
Total		$44,839	$(14,125)	$30,714	$44,835	$(13,062)	$31,773

Amortization expense for definite lived intangible assets for the three months ended March 31, 2018 and 2017 was $1.1 million and $1.5 million, respectively, and was included in Depreciation and amortization in the Consolidated Statements of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Long-term care insurance reserves	$1,468,045	$1,453,442
Traditional life insurance reserves	98,767	99,951
Other accident and health insurance reserves	141,868	140,568
Total life, accident and health reserves	$1,708,680	$1,693,961

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$243,454	$226,970
Less: recoverable from reinsurers	(100,610)	(97,858)
Beginning balance, net	142,844	129,112
Incurred related to insured events of:
Current year	19,860	17,641
Prior years	49	(3,678)
Total incurred	19,909	13,963
Paid related to insured events of:
Current year	(411)	(557)
Prior years	(13,325)	(10,660)
Total paid	(13,736)	(11,217)
Interest on liability for policy and contract claims	1,306	1,178
Ending balance, net	150,323	133,036
Add: recoverable from reinsurers	102,871	95,091
Ending balance	$253,194	$228,127

The company experienced favorable claims reserve development of zero and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$111,891	$119,236
Accrued expenses and other current liabilities	88,983	99,489
Accrued interconnection costs	73,644	73,383
Accrued payroll and employee benefits	42,256	44,312
Accrued interest	15,740	4,636
Accrued income taxes	6,867	6,436
Total accounts payable and other current liabilities	$339,381	$347,492

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Corporate
11.0% Senior Secured Notes due in 2019 (1)	$400,000	$400,000
Construction
LIBOR plus 2.5% Notes due in 2019 (3)	6,063	6,738
LIBOR plus 2.0% Line of Credit (3)	40,730	19,670
Marine Services
Notes payable and revolving lines of credit, various maturity dates (2)	23,747	23,748
Obligations under capital leases	47,243	48,500
Energy
4.5% Note due in 2022	12,177	12,454
5.04% Term Loan due in 2022	13,306	13,706
4.25% Seller Note due in 2022	1,822	2,336
LIBOR plus 3.0% Pioneer Demand Note	1,500	1,031
Other	1,234	996
Life Sciences
11% Secured Convertible Promissory Note Due in 2018	1,750	1,750
Broadcasting
LIBOR plus applicable margin Bridge Note, due in 2018 (1)	102,000	60,000
Notes payable, various maturity dates	10,043	10,135
Other
Notes payable, various maturity dates	—	54
Total	661,615	601,118
Issuance discount, net and deferred financing costs	(6,192)	(7,946)
Debt obligations	$655,423	$593,172
(1) On May 7, 2018, the Company closed on $110.0 million aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “Notes”). The Company used the net proceeds from the issuance of the Notes to refinance all of its outstanding senior secured bridge loans at our Broadcasting segment.

(2) On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million or approximately $10.0 million.

(3) The DBMG Facility was amended effective April 5, 2018, modifying the Revolving Line by increasing the maximum amount of the advance to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024.

Construction

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"). As of March 31, 2018, Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit (the "Revolving Line"). The Revolving Line has a floating interest rate based on LIBOR plus 2.0%, requires monthly interest payments, and matures in April 2019.

The DBMG Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million ("Real Estate Term Advance"), at LIBOR plus 2.5% and the issuance of a note payable of up to $15.0 million, ("Real Estate Term Advance 2") at LIBOR plus 2.5%, each as separate tranches of debt under the DBMG Facility.

As of March 31, 2018, DBMG had drawn $40.7 million under the Revolving Line and had $8.8 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn. At March 31, 2018 there was $2.6 million outstanding under the Real Estate Term Advance and $3.5 million of borrowings outstanding under the Real Estate Term Advance 2.

Broadcasting

On February 4, 2018, the Broadcasting segment entered into a First Amendment to the $75.0 million Bridge Loan ("Bridge Loan") to finance acquisition in the low power television distribution market. The First Amendment to the Bridge Loan extends the agreement to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 6, 2018, the Broadcasting segment borrowed $42.0 million in principal amount of the Bridge Loan at LIBOR plus applicable margin, the net proceeds of which were or will be used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loan, and for general corporate purposes.

For additional information on the Company’s long-term obligations, see Note 13. Debt Obligations in the Company’s Form 10-K.

14. Income Taxes

Income Tax (Expense) Benefit

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2018 interim tax provision.

Income tax was an expense of $1.6 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively. The income tax expense recorded for the three months ended March 31, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for March 31, 2017 relates to the reversal of taxable temporary differences at the Insurance segment for which no deferred tax benefit is recognized due to a full valuation allowance on the Insurance segment’s net deferred tax assets and to the projected expense as calculated under ASC 740 for other taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides that the measurement period is complete when a company’s accounting is complete, but should not extend beyond one year from the enactment date. During the three months ended March 31, 2018, the Company has not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the TCJA. The accounting for the impact of the TCJA is expected to be completed by the fourth quarter of 2018.

For the calendar year beginning January 1, 2018, the Company is subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income (GILTI), Base Erosion and Anti-Abuse Tax (BEAT), and the interest limitation rules, and we included the impact of each of these provisions in our overall tax expense for the three months ended March 31, 2018. The Company will continue to refine these calculations as we gather additional information and additional interpretive guidance is issued.

NOL Limitation

As of December 31, 2017, the Company has a U.S. net operating loss carryforward available to reduce future taxable income in the amount of $100.4 million, of which $77.8 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, the Company has $108.3 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2017 remain open for examination.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. Commitments and Contingencies

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

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, settlement negotiations remain ongoing.

Further, the Company and CGI are seeking defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015.  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  On February 23, 2017, GAFRI answered CGI’s complaint, denying the allegations.  The dispute is ongoing and CGI will continue to pursue its right to a defense and indemnity under the SPA.

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

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint").  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and co-lead plaintiffs' counsel.  The currently operative complaint was filed by Mark Jacobs.  The pending complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  Plaintiffs also assert that HC2 should be required to complete a short-form merger based upon plaintiffs' expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the complaint on July 30, 2015.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The parties have been exploring alternative frameworks for a potential settlement. There can be no assurance that a settlement will be finalized or that the Delaware Courts would approve such a settlement even if the parties enter into a settlement agreement. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $30 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of March 31, 2018, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost - benefits earning during the period	$—	$—
Interest cost on projected benefit obligation	1,384	1,363
Expected return on assets	(1,957)	(1,866)
Actuarial gain	—	—
Foreign currency gain (loss)	(25)	7
Net periodic benefit cost (income)	$(598)	$(496)

For the three months ended March 31, 2018, $1.6 million of contributions have been made to the Company's pension plans. The Company anticipates contributing an additional $2.4 million during 2018.

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $14.1 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this second deferral, GMSL will provide security with aggregate value of approximately $18.7 million, in the form of charges against owned assets. The deeds for these arrangements will be completed in the second quarter of 2018. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $4.0 million in 2018, approximately $7.3 million in 2019, approximately $7.6 million in 2020, approximately $7.8 million in 2021 and approximately $3.4 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

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

The Company granted zero and 70,740 options during the three months ended March 31, 2018 and 2017, respectively. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2018, and 2017 was zero and $2.60, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2018	2017
Expected option life (in years)	—	5.75
Risk-free interest rate	—%	2.22%
Expected volatility	—%	48.29%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.1 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2017	1,588,406	$5.36
Granted	197,249	$5.45
Vested	(214,796)	$5.64
Forfeited	—	$—
Unvested - March 31, 2018	1,570,859	$5.34

At March 31, 2018, the total unrecognized stock-based compensation expense related to unvested restricted stock was $7.6 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.6 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2017	6,989,856	$6.57
Granted	—	$—
Exercised	(22,638)	$5.50
Forfeited	—	$—
Expired	—	$—
Outstanding - March 31, 2018	6,967,218	$6.58

Eligible for exercise	5,786,260	$5.93

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At March 31, 2018, the intrinsic value and average remaining life of the Company's outstanding options were $3.1 million and approximately 6.9 years, and intrinsic value and average remaining life of the Company's exercisable options were $3.1 million and approximately 6.6 years.

At March 31, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $1.0 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.5 years. There are 1,180,958 unvested stock options expected to vest, with a weighted average remaining life of 8.2 years, a weighted average exercise price of $9.73, and an intrinsic value of zero.

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2018	December 31, 2017
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	12,500	12,500
Series A-2 shares issued and outstanding	14,000	14,000

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

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( "Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock, that govern their respective Preferred Share Conversions. As part of the Corrib Preferred Share Conversion the Company also agreed to provide the following two forms of additional consideration for as long as the Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration").

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

For the three months ended March 31, 2018, 29,166 and 3,281 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.2 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Dividends

During the three months ended March 31, 2018 and 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

2018

Declaration Date	March 31, 2018
Holders of Record Date	March 31, 2018
Payment Date	April 16, 2018
Total Dividend	$500

2017

Declaration Date	March 31, 2017
Holders of Record Date	March 31, 2017
Payment Date	April 17, 2017
Total Dividend	$563

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.0 million  and $1.0 million of expenses under the Services Agreement for each of the three months ended March 31, 2018 and 2017, respectively.

GMSL

In November 2017, GMSL acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred expenses with Fugro for various survey and other contractual services. For the three months ended March 31, 2018, GMSL recognized $1.1 million of expenses for such services with Fugro.

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.2 million for each of the three months ended March 31, 2018 and 2017, respectively.

GMSL also has transactions with several of their joint venture partners. A summary of transactions with such joint venture partners and balances outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenue	$3,884	$7,396
Operating expenses	$432	$3,751
Interest expense	$351	$347
Dividends	$1,023	$632

	March 31, 2018	December 31, 2017
Accounts receivable	$4,072	$8,654
Long-term obligations	$34,455	$35,289
Accounts payable	$2,110	$1,925

Life Sciences

In 2017, R2 issued secured convertible note of $1.5 million to a related party, Blossom Innovations, LLC. As of March 31, 2018, the note with Blossom Innovation, LLC had an outstanding balance of $1.5 million.

Other

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As part of the acquisition of DTV in 2017, Broadcasting issued $2.4 million in Senior Secured Promissory Notes ("DTV Notes") to the sellers of DTV, such notes constituting a portion of the consideration delivered in connection with the transaction. Subsequent to the transaction, the sellers entered into consulting agreements with DTV. The DTV Notes bear interest on the outstanding principal balance at an annual rate of 7%, interest payments are due quarterly and the principal amount on the DTV Notes are due on November 9, 2020. As of March 31, 2018, the DTV Notes had an outstanding balance of $2.4 million.
20. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom. The Company has eight reportable operating segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting, Other, and a Non-operating Corporate segment. Net revenue and long-lived assets by geographic segment is reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company's revenue concentrations of 10% and greater are as follows:

		March 31,	December 31,
	Segment	2018	2017
Customer A	Telecommunications	10.4%	*
* Less than 10% revenue concentration

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Revenue by Geographic Region
United States	$412,393	$342,105
United Kingdom	36,408	34,692
Other	4,889	13,771
Total	$453,690	$390,568

	Three Months Ended March 31,
	2018	2017
Net revenue
Construction	$158,941	$112,721
Marine Services	36,722	44,179
Energy	4,502	4,287
Telecommunications	202,303	191,749
Insurance	40,200	36,026
Broadcasting	10,656	—
Other	2,353	1,606
Eliminations (1)	(1,987)	—
Total net revenue	453,690	390,568
Income (loss) from operations
Construction	6,093	5,731
Marine Services	(2,759)	5,729
Energy	(647)	(175)
Telecommunications	994	1,585
Insurance	3,006	270
Life Sciences	(3,248)	(3,123)
Broadcasting	(7,714)	—
Other	(188)	(1,513)
Non-operating Corporate	(7,309)	(7,532)
Eliminations (1)	(1,987)	—
Total income (loss) from operations	(13,759)	972
Interest expense	(19,325)	(14,115)
Loss on contingent consideration	—	(231)
Income (loss) from equity investees	(5,231)	7,693
Other income (expenses), net	1,092	(4,910)
Loss from continuing operations before income taxes	(37,223)	(10,591)
Income tax expense	(1,631)	(5,291)
Net loss	(38,854)	(15,882)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,858	1,386
Net loss attributable to HC2 Holdings, Inc.	(34,996)	(14,496)
Less: Preferred stock and deemed dividends from conversions	703	583
Net loss attributable to common stock and participating preferred stockholders	$(35,699)	$(15,079)
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

	Three Months Ended March 31,
	2018	2017
Depreciation and Amortization
Construction	$1,527	$1,640
Marine Services	6,828	5,085
Energy	1,344	1,248
Telecommunications	86	97
Insurance (1)	(934)	(1,057)
Life Sciences	58	38
Broadcasting	705	—
Other	21	330
Non-operating Corporate	21	16
Total	$9,656	$7,397
(1) Balance represents amortization of negative VOBA, which increases net income.

	Three Months Ended March 31,
	2018	2017
Capital Expenditures (2)
Construction	$1,345	$3,814
Marine Services	6,550	2,629
Energy	824	2,650
Telecommunications	100	30
Insurance	273	278
Life Sciences	21	51
Broadcasting	103	—
Other	—	(37)
Non-operating Corporate	28	(2)
Total	$9,244	$9,413
(2) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31,	December 31,
	2018	2017
Investments
Construction	$236	$250
Marine Services	65,346	66,322
Insurance	1,498,316	1,493,589
Life Sciences	17,575	17,771
Other	2,500	1,518
Eliminations	(40,590)	(35,852)
Total	$1,543,383	$1,543,598

	March 31,	December 31,
	2018	2017
Property, Plant and Equipment—Net
United States	$161,699	$162,788
United Kingdom	204,300	204,866
Other	6,426	7,006
Total	$372,425	$374,660

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31,	December 31,
	2018	2017
Total Assets
Construction	$366,104	$342,806
Marine Services	380,358	389,500
Energy	82,514	83,607
Telecommunications	105,979	114,445
Insurance	2,123,099	2,117,045
Life Sciences	29,723	31,485
Broadcasting	137,008	136,690
Other	4,916	2,674
Non-operating Corporate	38,212	35,291
Eliminations	(40,590)	(35,852)
Total	$3,227,323	$3,217,691

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2018 and 2017, due to the results of operations being a loss from continuing operations, net of tax. The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2018 as the Company had a net loss for the period: 2,019,972 for outstanding warrants to purchase the Company's stock, 4,787,602 for convertible preferred stock, 6,967,218 outstanding employee stock options, and 1,171,019 unvested Restricted Stock Units.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stock and participating preferred stockholders	$(35,699)	$(15,079)
Earnings allocable to common shares:

Numerator for basic and diluted earnings per share

Participating shares at end of period:
Weighted-average Common stock outstanding	44,281	41,948

Percentage of loss allocated to:
Common stock	100%	100%
Preferred stock	—%	—%

Loss attributable to common shares
Net Loss	$(35,699)	$(15,079)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding	44,281	41,948

Basic and Diluted earnings per share
Net loss attributable to common stock and participating preferred stockholders	$(0.81)	$(0.36)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Subsequent Events

Debt Issuances

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million or approximately $10.0 million.

On April 5, 2018, the DBMG Facility was amended, modifying the revolving line by increasing the maximum amount of the advance to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. Additionally, the Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024.

On May 7, 2018, HC2 closed on $110.0 million aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “Notes”) issued at a premium of 102.0% of the principal amount, representing an upsize from a previously announced proposed offering of $105.0 million aggregate principal amount. The Company used the net proceeds from the issuance of the Notes to refinance all of its outstanding senior secured bridge loans at the Broadcasting segment, and expects to use the remaining proceeds for working capital for the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and investments.

Departure of Directors or Principal Officers

As previously announced by the Company on May 5, 2018, Paul K. Voigt, has stepped down from his position as the Company’s Senior Managing Director of Investments. Mr. Voigt’s departure was not related to any disagreement with the Company. In connection with Mr. Voigt’s separation, the Company and Mr. Voigt’s entered into a separation agreement, that provides for the continued vesting of his previously granted unvested restricted stock units and stock options, as well as for the continued payment of his previously earned cash bonus awards, subject to his execution of an effective release of claims in favor of the Company. Mr. Voigt will remain subject to the non-competition restrictions contained in his employment agreement with the Company, dated October 1, 2014, for a period of six months following his separation date and will continue to be bound by the non-solicitation, non-disparagement and confidentiality restrictions contained in his employment agreement.

Dispositions

On May 2, 2018, BeneVir entered into a definitive agreement to be acquired by Janssen Biotech, Inc. (“Janssen”). Under the terms of the agreement, Janssen will make an upfront cash payment of $140.0 million to the shareholders of BeneVir at closing of the transaction, plus additional contingent payments of up to $900.0 million based on achievement of certain predetermined milestones. The closing of the transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close in the second quarter of 2018.

Of the $140.0 million upfront cash payment, HC2 expects to receive approximately $75.0 million at closing, excluding approximately $10.0 million being held in escrow. The closing of the transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close in the second quarter of 2018. The Company is currently analyzing the overall income tax impacts, but there may be sufficient attributes to offset any current tax liability

As of March 31, 2018 BeneVir had a pretax loss of $1.1 million. After allocating pretax loss to noncontrolling interest, pretax loss was $0.8 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HC2 Holdings, Inc. ("HC2," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited Consolidated Financial Statements and the notes thereto contained in our Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Business

We are a diversified holding company with principal operations conducted through eight operating platforms or reportable segments: Construction ("DBMG"), Marine Services ("GMSL"), Energy ("ANG"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), Broadcasting, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

In 2018, the Broadcasting segment's entities met the definition of a Segment, in accordance with ASC 280, from both a qualitative and quantitative perspective. Therefore, it moved out of the Other segment and into its own segment. Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. and its subsidiaries. Broadcasting strategically acquires and operates over the air ("OTA") broadcasting stations across the United States. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. (“Network”), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States.

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

Our Operations

Refer to Note 1. Organization and Business to our unaudited Condensed Consolidated Financial Statements for additional information.

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

For the three months ended March 31, 2018, wholly owned subsidiaries of the Broadcasting segment entered into asset purchase agreements, which are subject to FCC approval and closing conditions, for a total consideration of $21.6 million. Including agreements entered into in 2017, a total of $25.3 million are pending FCC approval, of which $2.0 million was funded.

For the three months ended March 31, 2018, a portion of the transactions signed in 2017 received FCC approval and closed for a total consideration of $4.5 million. See Note 4. Business Combinations for further details.

Debt Issuance

On February 4, 2018, Broadcasting entered into a First Amendment to its Loan agreement ("Bridge Loan"), which amends the existing Bridge Loan, to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of the Bridge Loan, the net proceeds of which were used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loans, and for general corporate purposes. The total aggregate principal amount of the Bridge Loan outstanding after the February 6, 2018 borrowing was $102.0 million.

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2018, with Shawbrook Bank Limited for £7.2 million or approximately $10.0 million.

On April 5, 2018, the DBMG Facility was amended, modifying the revolving line by increasing the maximum amount of the advance to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024.

On May 3, 2018, HC2 priced $110.0 million aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “Notes”) issued at a premium of 102.0% of the principal amount, representing an upsize from a previously announced proposed offering of $105.0 million aggregate principal amount. The Company expects to use the net proceeds from the issuance of the Notes to refinance all of its outstanding senior secured bridge loans (the “Bridge Loans”), for working capital for the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and investments.

Dispositions

On May 2, 2018, BeneVir entered into a definitive agreement to be acquired by Janssen Biotech, Inc. (“Janssen”). Under the terms of the agreement, Janssen will make an upfront cash payment of $140.0 million to the shareholders of BeneVir at closing of the transaction, plus additional contingent payments of up to $900.0 million based on achievement of certain predetermined milestones. Of the $140.0 million upfront cash payment, HC2 expects to receive approximately $75.0 million at closing, excluding approximately $10.0 million being held in escrow. The transaction is expected to close in the second quarter of 2018. The closing of the transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

Dividends

During the three months ended March 31, 2018, HC2 received $1.8 million in dividends from the Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the three months ended March 31, 2018, HC2 received $4.0 million from DBMG under the tax sharing agreement.

Other

In February 2018, the United States Congress passed its omnibus budget for 2018, which included a retroactive Alternative Fuel Excise Tax Credit ("AFETC") through December 31, 2017. ANG submitted its application for the AFETC on April 2, 2018, and will result in approximately $2.6 million in net income to ANG, to be recorded in the second quarter of 2018.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Results of Operations

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue
Construction	$158,941	$112,721	$46,220
Marine Services	36,722	44,179	(7,457)
Energy	4,502	4,287	215
Telecommunications	202,303	191,749	10,554
Insurance	40,200	36,026	4,174
Broadcasting	10,656	—	10,656
Other	2,353	1,606	747
Eliminations (1)	(1,987)	—	(1,987)
Total net revenue	453,690	390,568	63,122

Income (loss) from operations
Construction	6,093	5,731	362
Marine Services	(2,759)	5,729	(8,488)
Energy	(647)	(175)	(472)
Telecommunications	994	1,585	(591)
Insurance	3,006	270	2,736
Life Sciences	(3,248)	(3,123)	(125)
Broadcasting	(7,714)	—	(7,714)
Other	(188)	(1,513)	1,325
Non-operating Corporate	(7,309)	(7,532)	223
Eliminations (1)	(1,987)	—	(1,987)
Total income (loss) from operations	(13,759)	972	(14,731)

Interest expense	(19,325)	(14,115)	(5,210)
Loss on contingent consideration	—	(231)	231
Income (loss) from equity investees	(5,231)	7,693	(12,924)
Other income (expenses), net	1,092	(4,910)	6,002
Loss from continuing operations before income taxes	(37,223)	(10,591)	(26,632)
Income tax expense	(1,631)	(5,291)	3,660
Net loss	(38,854)	(15,882)	(22,972)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3,858	1,386	2,472
Net loss attributable to HC2 Holdings, Inc.	(34,996)	(14,496)	(20,500)
Less: Preferred stock and deemed dividends from conversions	703	583	120
Net loss attributable to common stock and participating preferred stockholders	$(35,699)	$(15,079)	$(20,620)
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

Net revenue: Net revenue for the three months ended March 31, 2018 increased $63.1 million to $453.7 million from $390.6 million for the three months ended March 31, 2017. The Construction segment was a major driver of the increase due to increased fabrication activity on two large commercial projects in the West region which contributed greater revenue when compared to the previous period, and the revenue contribution from the entities comprising the Broadcasting segment, whose subsidiaries were predominantly acquired in the fourth quarter of 2017. Further, there was an increase in the Telecommunications segment as a result of growth in wholesale traffic volumes. The increase was partially offset by a decrease in the Marine Services segment largely due to lower revenues from the decline in offshore power project work.

Income (loss) from operations: Income (loss) from operations for the three months ended March 31, 2018 decreased $14.7 million to a loss of $13.8 million from income of $1.0 million for the three months ended March 31, 2017. The decrease was driven by the cost of operations of the Broadcasting segment whose subsidiaries were predominantly acquired in the fourth quarter of 2017, and our Marine Services segment driven by the decrease in revenues in addition to increased unutilized vessel costs as installation vessels are mobilized for pending telecom and oil and gas project work.

Interest expense: Interest expense for the three months ended March 31, 2018 increased $5.2 million to $19.3 million from $14.1 million for the three months ended March 31, 2017. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes and Bridge Loan compared to the previous period.

Income (loss) from equity investees: Income (loss) from equity investees for the three months ended March 31, 2018 decreased $12.9 million to a loss of $5.2 million from income of $7.7 million for the three months ended March 31, 2017. The decrease in income was primarily driven by our Marine Services segment, principally from its equity interests in HMN, which realized a significant decrease in earnings compared to the prior period.

Other income (expenses), net: Other (income) expenses, net for the three months ended March 31, 2018 increased $6.0 million to income of $1.1 million compared to expense of $4.9 million for the three months ended March 31, 2017. The increase is attributable to impairment expense in the first quarter of 2017 related to one fixed maturity security which was not repeated in the current period.

Income tax expense: Income tax expense was $1.6 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively. The income tax expense recorded for the three months ended March 31, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance for the three months ended March 31, 2018 as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for March 31, 2017 relates to the reversal of taxable temporary differences at the Insurance segment for which no deferred tax benefit is recognized due to a full valuation allowance on the Insurance segment’s net deferred tax assets and to the projected expense as calculated under ASC 740 for other taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

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

Construction Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue	$158,941	$112,721	$46,220

Cost of revenue	135,685	91,112	44,573
Selling, general and administrative expenses	15,221	14,486	735
Depreciation and amortization	1,527	1,640	(113)
Other operating (income) expense	415	(248)	663
Income from operations	$6,093	$5,731	$362

Net revenue: Net revenue from our Construction segment for the three months ended March 31, 2018 increased $46.2 million to $158.9 million from $112.7 million for the three months ended March 31, 2017. The increase was due primarily to increased fabrication activity on two large commercial projects in the West region, a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended March 31, 2018 increased $44.6 million to $135.7 million from $91.1 million for the three months ended March 31, 2017. The increase was due primarily to the overall growth in project revenues, principally on two large commercial projects in the West region, including higher staffing costs associated with the timing of fabrication and erection activity on these large complex projects.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended March 31, 2018 increased $0.7 million to $15.2 million from $14.5 million for the three months ended March 31, 2017. The increase was due primarily attributable to increased bonus expense and professional fees when compared to the previous period.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the three months ended March 31, 2018 decreased by $0.7 million to expense of $0.4 million from income of $0.2 million for the three months ended March 31, 2017. The decrease in income was primarily driven by gains on asset sales in the prior year which were not repeated in the current year.

Marine Services Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue	$36,722	$44,179	$(7,457)

Cost of revenue	30,067	31,829	(1,762)
Selling, general and administrative expenses	5,222	4,842	380
Depreciation and amortization	6,828	5,085	1,743
Other operating income	(2,636)	(3,306)	670
Income (loss) from operations	$(2,759)	$5,729	$(8,488)

Net revenue: Net revenue from our Marine Services segment for the three months ended March 31, 2018 decreased $7.5 million to $36.7 million from $44.2 million for the three months ended March 31, 2017. The decrease in revenue is due primarily to a decline in offshore power project work under execution when compared to the previous period. A lower level of project activity, attributable to the timing of contracted work available for delivery, resulted in limited offshore power contribution in the quarter. Comparatively, the first quarter 2017 included significant offshore power contribution, primarily for construction services on a large North Sea wind farm project.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended March 31, 2018 decreased $1.8 million to $30.1 million from $31.8 million for the three months ended March 31, 2017. The decrease is a direct consequence of the decline in revenues in addition to increased unutilized vessel costs as installation vessels are mobilized for pending telecom and oil and gas project work.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended March 31, 2018 increased $1.7 million, to $6.8 million from $5.1 million for the three months ended March 31, 2017. The increase in depreciation is largely attributable to the recent acquisition of the Fugro vessel and trenching assets in the fourth quarter of 2017, subsequent to the comparable period.

Other operating income: Other operating income from our Marine Services segment for the three months ended March 31, 2018 decreased $0.7 million to $2.6 million income from $3.3 million compared to the three months ended March 31, 2017. The gain recognized on the sale of a maintenance vessel in 2017 was greater than the sale of a similar vessel in the current period.

Energy Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue	$4,502	$4,287	$215

Cost of revenue	2,925	2,507	418
Selling, general and administrative expenses	911	711	200
Depreciation and amortization	1,344	1,248	96
Other operating income	(31)	(4)	(27)
Loss from operations	$(647)	$(175)	$(472)

Net revenue: Net revenue from our Energy segment for the three months ended March 31, 2018 increased $0.2 million to $4.5 million from $4.3 million for the three months ended March 31, 2017. The increase was primarily driven by the addition of revenues from renewable energy tax credits related to the sale of renewable natural gas (“RNG”). Revenues from CNG sales were relatively flat, despite higher gasoline gallon equivalent ("GGE") volumes delivered, which can be attributed to a slight decrease in the effective price per GGE across the station network when compared to the previous period.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended March 31, 2018 increased $0.4 million to $2.9 million from $2.5 million for the three months ended March 31, 2017 driven by increased costs associated with delivering CNG to our customers when compared to the previous period.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the three months ended March 31, 2018 increased $0.2 million to $0.9 million from $0.7 million for the three months ended March 31, 2017. The increase was driven by a general increase in expenses, including higher salary and benefits expenses, due to staffing increases required to support the integration of acquired stations and the overall growth in the company.

Telecommunications Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue	$202,303	$191,749	$10,554

Cost of revenue	198,811	187,542	11,269
Selling, general and administrative expenses	2,412	2,525	(113)
Depreciation and amortization	86	97	(11)
Income from operations	$994	$1,585	$(591)

Net revenue: Net revenue from our Telecommunications segment for the three months ended March 31, 2018 increased $10.6 million to $202.3 million from $191.7 million for the three months ended March 31, 2017. The increase was due primarily to normal fluctuations in wholesale traffic volumes.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended March 31, 2018 increased $11.3 million to $198.8 million from $187.5 million for the three months ended March 31, 2017. The increase was directly correlated to the fluctuations in wholesale traffic volumes, in addition to reductions in margin due to termination rate changes.

Insurance Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Life, accident and health earned premiums, net	$20,040	$19,941	$99
Net investment income	17,724	15,304	2,420
Net realized and unrealized gains on investments	2,436	781	1,655
Net revenue	40,200	36,026	4,174

Policy benefits, changes in reserves, and commissions	32,283	31,487	796
Selling, general and administrative	5,845	5,326	519
Depreciation and amortization	(934)	(1,057)	123
Income from operations	$3,006	$270	$2,736

Net investment income: Net investment income from our Insurance segment for the three months ended March 31, 2018 increased $2.4 million to $17.7 million from $15.3 million for the three months ended March 31, 2017. The increase was primarily driven by an increase in the asset base for both fixed maturity securities and mortgage loans when compared to the previous period.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the three months ended March 31, 2018 increased $1.7 million to $2.4 million from $0.8 million for the three months ended March 31, 2017. The increase was driven by the adoption of ASU 2016-01. Commencing January 1, 2018, the Company records changes in fair value of equity securities to Net realized and unrealized gains on investments.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended March 31, 2018 increased $0.8 million to $32.3 million from $31.5 million for the three months ended March 31, 2017 primarily due to higher claims reported in the first quarter of 2018 when compared to the prior period.

Selling, general and administrative: Selling, general and administrative from our Insurance segment for the three months ended March 31, 2018 increased $0.5 million to $5.8 million from $5.3 million for the three months ended March 31, 2017 largely driven by higher compensation costs due to additional headcount when compared to the prior period.

Life Sciences Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$3,190	$3,085	$105
Depreciation and amortization	58	38	20
Loss from operations	$(3,248)	$(3,123)	$(125)

Selling, general and administrative expenses: Selling, general and administrative expenses at BeneVir increased due to headcount increases and legal expenses. This increase was partly offset by a decreases in selling, general and administrative expenses at R2 driven by a decrease in headcount.

Broadcasting

Three Months Ended March 31, 2018
Net revenue	$10,656

Cost of revenue	6,751
Selling, general and administrative expenses	10,914
Depreciation and amortization	705
Loss from operations	$(7,714)

In 2018, the Broadcasting segment's entities met the definition of a Segment in accordance with ASC 280. The entities in the new segment did not exist in the comparable period, therefore, there is no comparable data.

Net revenue: Net revenue from our Broadcasting segment for the three months ended March 31, 2018 was $10.7 million primarily attributable to broadcast advertising revenues, net of agency commissions, local marketing agreement revenue ("LMA") mainly attributable to the broadcasting operational stations, and retransmission revenue. HC2 Network Inc. (“Network”) recognized $6.8 million in advertising revenue and $0.9 million in retransmission revenue. LMA revenue across Broadcasting was $2.7 million.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three months ended March 31, 2018 was $6.8 million, primarily attributable to programming, transmission costs, and audience measurement, as well as direct station expenses associated with operating our OTA broadcasting stations. Broadcasting incurred $1.6 million in programming fees, $2.1 million in transmission costs, and $1.9 million in audience measurement costs. In addition, Broadcasting incurred $1.1 million of direct station expenses, which are largely driven by tower rent and utilities.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three months ended March 31, 2018 was $10.9 million primarily attributable to the operations of Network, DTV, and other operating costs at the Broadcasting holding entity. Compensation costs of $5.5 million were primarily driven by $3.6 million from Network and $1.1 million from DTV. The Broadcasting segment incurred $1.9 million in legal fees, driven by acquisition activities. The remaining expenses were driven by a mix of rent, compensation, consulting, insurance, and other general operating expenses of the Broadcasting entities.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended March 31, 2018 was $0.7 million, driven by fixed assets and definite lived intangible assets acquired in 2017 and 2018.

Other Segment

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net revenue	$2,353	$1,606	$747

Cost of revenue	1,435	1,424	11
Selling, general and administrative expenses	1,085	1,365	(280)
Depreciation and amortization	21	330	(309)
Loss from operations	$(188)	$(1,513)	$1,325

Net revenue: Net revenue from our Other segment for the three months ended March 31, 2018 increased $0.7 million, to $2.4 million from $1.6 million for the three months ended March 31, 2017. The increase was primarily driven by an increase in mobile game sales and console game sales from the NASCAR® Heat 2 game, which was released in September 2017. These sales outperformed the sales of its predecessor NASCAR® Heat Evolution console game in the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended March 31, 2018 decreased $0.3 million to $1.1 million from $1.4 million for the three months ended March 31, 2017. The decrease was driven by a reduction of operating costs.

Depreciation and amortization: Depreciation and amortization from our Other segment for the three months ended March 31, 2018 decreased $0.3 million, to zero from $0.3 million for the three months ended March 31, 2017. The decrease in depreciation is driven by definite lived intangible assets which became fully depreciated in the current period.

Non-operating Corporate

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$7,288	$7,516	$(228)
Depreciation and amortization	21	16	5
Loss from operations	$(7,309)	$(7,532)	$223

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2018 decreased $0.2 million to $7.3 million from $7.5 million for the three months ended March 31, 2017. The decrease was driven by a reduction in stock compensation expense as a result of awards, which fully vested prior to the current period, partially offset by additional accounting and consulting fees associated with financial statement audit and tax reform.

Income (loss) from Equity Investments

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Construction	$(14)	$—	$(14)
Marine Services	(3,810)	8,793	(12,603)
Life Sciences	(1,407)	(1,082)	(325)
Other	—	(19)	19
Income (loss) from equity investments	$(5,231)	$7,692	$(12,923)

Marine Services: Income (loss) from equity investments in our Marine Services segment for the three months ended March 31, 2018 decreased $12.6 million to a loss of $3.8 million from Income of $8.8 million for the three months ended March 31, 2017. The decrease was principally driven by HMN, which recorded a loss for the quarter as the joint venture recorded negligible revenues on large turnkey projects underway due to normal project cycle, while first quarter 2017 included comparatively strong results driven by a higher level of project activity and the release of project cost contingencies.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended March 31, 2018 increased $0.3 million to a loss of $1.4 million from a loss of $1.1 million for the three months ended March 31, 2017. The increases were largely due to higher equity method losses recorded from our investment in MediBeacon as a result of increased expenses following successful completion of development and clinical milestones subsequent to the comparable period.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. In addition, other companies may define Adjusted EBITDA differently than we do, which could limit its usefulness.

Management believes that Adjusted EBITDA provides investors with meaningful information for gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-U.S. GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our U.S. GAAP financial results. Using Adjusted EBITDA as a performance measure has inherent limitations as an analytical tool as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance. Adjusted EBITDA excludes the results of operations and any consolidating eliminations of our Insurance segment.

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

(in thousands)	Three Months Ended March 31, 2018
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(34,996)
Less: Net Income attributable to HC2 Holdings Insurance segment									1,245
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(1,987)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$3,467	$(6,253)	$(698)	$1,053	$(3,936)	$(12,736)	$(156)	$(14,995)	(34,254)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,527	6,828	1,344	86	58	705	21	21	10,590
Depreciation and amortization (included in cost of revenue)	1,593	—	—	—	—	—	—	—	1,593
Amortization of equity method fair value adjustment at acquisition	—	(371)	—	—	—	—	—	—	(371)
(Gain) loss on sale or disposal of assets	415	(2,636)	(31)	—	—	—	—	—	(2,252)
Interest expense	410	1,163	320	—	—	5,706	2	11,724	19,325
Other (income) expense, net	89	948	66	(59)	28	(75)	52	(722)	327
Foreign currency (gain) loss (included in cost of revenue)	—	(102)	—	—	—	—	—	—	(102)
Income tax (benefit) expense	1,832	(66)	—	—	—	—	—	(3,315)	(1,549)
Noncontrolling interest	282	(2,364)	(333)	—	(747)	(610)	(86)	—	(3,858)
Bonus to be settled in equity	—	—	—	—	—	—	—	175	175
Share-based payment expense	—	410	2	—	74	313	11	278	1,088
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition costs	359	—	—	28	173	1,646	—	178	2,384
Adjusted EBITDA	$9,974	$(2,443)	$670	$1,108	$(4,350)	$(5,051)	$(156)	$(6,656)	$(6,904)

Total Core Operating Subsidiaries	$9,309

(in thousands)	Three Months Ended March 31, 2017
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(14,496)
Less: Net (loss) attributable to HC2 Holdings Insurance Segment									(761)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$3,203	$11,152	$(697)	$1,502	$(3,410)	$—	$(5,430)	$(20,055)	(13,735)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,640	5,085	1,248	97	38	—	330	16	8,454
Depreciation and amortization (included in cost of revenue)	1,240	—	—	—	—	—	—	—	1,240
Amortization of equity method fair value adjustment at acquisition	—	(325)	—	—	—	—	—	—	(325)
(Gain) loss on sale or disposal of assets	(248)	(3,500)	(4)	—	—	—	—	—	(3,752)
Lease termination costs	—	194	—	—	—	—	—	—	194
Interest expense	207	1,302	136	9	—	—	2,391	10,070	14,115
Loss on contingent consideration	—	—	—	—	—	—	—	231	231
Other (income) expense, net	(21)	1,065	1,120	74	(4)	—	2,115	44	4,393
Foreign currency (gain) loss (included in cost of revenue)	—	24	—	—	—	—	—	—	24
Income tax (benefit) expense	2,079	510	13	—	—	—	—	2,177	4,779
Noncontrolling interest	263	494	(747)	—	(791)	—	(605)	—	(1,386)
Share-based payment expense	—	345	91	—	92	—	29	962	1,519
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition costs	245	—	—	—	—	—	—	693	938
Adjusted EBITDA	$8,608	$16,346	$1,160	$1,682	$(4,075)	$—	$(1,170)	$(5,862)	$16,689

Total Core Operating Subsidiaries	$27,796

Construction: Net Income from our Construction segment for the three months ended March 31, 2018 increased $0.3 million to $3.5 million from $3.2 million. Adjusted EBITDA income from our Construction segment for the three months ended March 31, 2018 increased $1.4 million to $10.0 million from $8.6 million for the three ended March 31, 2017. The increase can be attributed to the overall growth in project revenues, principally from large commercial projects in the West region, partially offset by higher staffing costs associated with the timing of fabrication and erection activity on these large complex projects. Furthermore, first quarter 2017 benefited from better-than-bid performance on certain projects that were underway or near completion in that quarter.

Marine Services: Net Income (loss) from our Marine Services segment for the three months ended March 31, 2018 decreased $17.5 million to a net loss of $6.3 million from net income of $11.2 million. Adjusted EBITDA from our Marine Services segment for the three months ended March 31, 2018 decreased $18.8 million to a loss of $2.4 million from income of $16.3 million for the three months ended March 31, 2017. The decrease was primarily driven by its equity investment in HMN, which recorded a loss for the quarter as the joint venture recorded negligible revenues on large turnkey projects underway due to normal project cycle, while first quarter 2017 included comparatively strong results driven by a higher level of project activity and the release of project cost contingencies. Furthermore, adjusted EBITDA was impacted by a decline in income contribution from offshore power project work and low installation vessel utilization, again primarily attributable to the timing of contract work.

Energy: Net Loss from our Energy segment for each of the three months ended March 31, 2018 and 2017 was $0.7 million. Adjusted EBITDA income from our Energy segment for the three months ended March 31, 2018 decreased $0.5 million to $0.7 million from $1.2 million for the three months ended March 31, 2017. The decrease was driven by increased costs associated with delivering CNG to our customers and higher operating expenses. Partially offsetting these increases in costs were revenues recognized from renewable energy tax credits related to the sale of RNG, while volume-driven revenues from CNG sales remained relatively flat when compared to the previous period.

Telecommunications: Net Income from our Telecommunications segment for the three months ended March 31, 2018 decreased $0.4 million to $1.1 million from $1.5 million. Adjusted EBITDA income from our Telecommunications segment for the three months ended March 31, 2018 decreased $0.6 million to $1.1 million from $1.7 million for the three months ended March 31, 2017. While there was an increase in revenues due to normal fluctuations in wholesale traffic volumes, the decrease in EBITDA was driven by a lower margin contribution mix as a result of unfavorable fluctuations in wholesale call termination and supplier termination rates.

Life Sciences: Net Loss from our Life Sciences segment for the three months ended March 31, 2018 increased $0.5 million to $3.9 million from $3.4 million. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2018 increased $0.3 million to a loss of $4.4 million from a loss of $4.1 million due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones subsequent to the comparable period.

Broadcasting: Net Loss from our Broadcasting segment for the three months ended March 31, 2018 was $12.7 million. Adjusted EBITDA loss from our Broadcasting segment for the three months ended March 31, 2018 was $5.1 million. Loss from the Broadcasting segment was largely driven by operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not included in the comparable period. Selling, general and administrative expenses from our Broadcasting segment for the three months ended March 31, 2018 was $10.9 million primarily attributable to the operations of Network, DTV, and other operating costs at the Broadcasting holding entity. Compensation costs of $5.5 million were primarily driven by $3.6 million from Network and $1.1 million from DTV. The Broadcasting segment incurred $1.9 million in legal fees, driven by acquisition activities. The remaining expenses were driven by a mix of rent, compensation, consulting, insurance, and other general operating expenses of the Broadcasting entities.

Other and Eliminations: Net Loss from our Other segment for the three months ended March 31, 2018 decreased $5.2 million to $0.2 million from $5.4 million. Adjusted EBITDA loss from the Other segment and eliminations for the three months ended March 31, 2018 decreased $1.0 million to $0.2 million from $1.2 million for the three months ended March 31, 2017. The decrease in loss was due to a reduction in losses recognized based upon improved performance of 704Games and its associated mobile and console games, the latter of which is outperforming its predecessor NASCAR® Heat Evolution console game.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended March 31, 2018 decreased $5.1 million to $15.0 million from $20.1 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2018 increased $0.8 million to $6.7 million from $5.9 million for the three months ended March 31, 2017. The increase was attributable to additional accounting and consulting fees associated with tax reform and the 2017 year end financial statement audit.

	Three months ended March 31,		Increase /
(in thousands):	2018	2017	(Decrease)
Construction	$9,974	$8,608	$1,366
Marine Services	(2,443)	16,346	(18,789)
Energy	670	1,160	(490)
Telecommunications	1,108	1,682	(574)
Total Core Operating Subsidiaries	9,309	27,796	(18,487)

Life Sciences	(4,350)	(4,075)	(275)
Broadcasting	(5,051)	—	(5,051)
Other and Eliminations	(156)	(1,170)	1,014
Total Early Stage and Other	(9,557)	(5,245)	(4,312)

Non-Operating Corporate	(6,656)	(5,862)	(794)
Adjusted EBITDA	$(6,904)	$16,689	$(23,593)

Our Adjusted EBITDA was a loss of $6.9 million and income of $16.7 million for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily driven by our Marine Services segment principally due to its equity investment in HMN, which realized a significant decrease in earnings compared to the prior period, and decreased activities in power construction projects driven by certain projects completed during the comparable quarter which were not replaced. In addition, there was added losses from the Broadcasting segment, whose subsidiaries were predominantly acquired in the fourth quarter of 2017 and not included in the comparable period.

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net Income (loss) - Insurance segment	$1,245	$(761)	$2,006
Effect of investment (gains) (1)	(2,510)	(781)	(1,729)
Asset impairment expense	—	522	(522)
Acquisition costs	303	—	303
Insurance AOI	$(962)	$(1,020)	$58
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

Net income (loss) for the three months ended March 31, 2018 increased $2.0 million to income of $1.2 million from a net loss of $0.8 million . Our Insurance AOI for both of the three months ended March 31, 2018 and 2017 was loss of $1.0 million. Increases in net income were primarily driven by revenue increases due to an increased asset base for both fixed maturity securities and mortgage loans when compared to the previous period. This increase was offset by an increase in unrealized investment gains of $1.7 million to $2.5 million for the three months ended March 31, 2018 from a $0.8 million gain for the three months ended March 31, 2017, primarily driven by increased unrealized gain on bonds.

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

Construction Segment

At March 31, 2018, DBMG's backlog was $718.3 million, consisting of $514.0 million under contracts or purchase orders and $204.3 million under letters of intent or notices to proceed. Approximately $434.0 million, representing 60.4% of DBMG’s backlog at March 31, 2018, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At March 31, 2018, GMSL's backlog stood at $430.1 million, inclusive of $332.5 million of signed contracts and customer-approved change orders and $97.6 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $262.2 million, representing 78.9% of GMSL’s signed contracts and customer-approved change orders and $359.8 million, representing 83.7% of GMSL's total backlog at March 31, 2018 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. Our reported backlog may not be converted to revenue in any particular period and actual revenue may not equal our backlog. Therefore, our backlog may not be indicative of the level of our future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on its Preferred Stock. HC2 also has liquidity needs related to recurring operational expenses.

As of March 31, 2018, HC2 had $92.1 million of cash and cash equivalents compared to $97.9 million as of December 31, 2017. On a stand-alone basis, as of March 31, 2018, our Non-Operating Corporate segment had cash and cash equivalents of $32.4 million compared to $29.4 million at December 31, 2017. At March 31, 2018, cash and cash equivalents in our Insurance segment was $23.0 million compared to $25.2 million at December 31, 2017.

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

As of March 31, 2018, the Company had $661.6 million of indebtedness on a consolidated basis compared to $601.1 million as of December 31, 2017. On a stand-alone basis, as of both March 31, 2018 and December 31, 2017 HC2 had $400.0 million of indebtedness.

Our Non Operating Corporate segment's debt consists of the 11.0% Notes, and is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the three months ended March 31, 2018, HC2 received $1.8 million in dividends from its Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its Net Operating Losses. During the three months ended March 31, 2018, HC2 received $4.0 million from DBMG under this tax sharing agreement.

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

Indebtedness

See Note 13. Debt Obligations, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of March 31, 2018, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of March 31, 2018, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of March 31, 2018, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

We are in compliance as of March 31, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017
Operating activities	$798	$32,776	$(31,978)
Investing activities	(56,685)	(28,772)	(27,913)
Financing activities	49,193	6,487	42,706
Effect of exchange rate changes on cash and cash equivalents	763	1,138	(375)
Net increase (decrease) in cash and cash equivalents	$(5,931)	$11,629	$(17,560)

Operating Activities

Cash provided by operating activities totaled $0.8 million for the three months ended March 31, 2018 as compared to $32.8 million for the three months ended March 31, 2017. The $32.0 million decrease was the result of an increase in working capital of $28.0 million, largely driven by our Construction segment as the segment ramps up fabrication activity on two large commercial projects in the West region.

Investing Activities

Cash used in investing activities totaled $56.7 million for the three months ended March 31, 2018 as compared to $28.8 million for the three months ended March 31, 2017. The $27.9 million increase was driven by cash paid for acquisitions in our Broadcasting segment. $33.0 million of the cash used was for the acquisition of Northstar's broadcast television stations.

Financing Activities

Cash provided by financing activities totaled $49.2 million for the three months ended March 31, 2018 as compared to cash used in financing activities of $6.5 million for the three months ended March 31, 2017. The $42.7 million increase was driven by the Company's debt issuances, net of debt payments. In the first quarter of 2018, the Broadcasting segment borrowed $42.0 million in principal amount of the Bridge Loan, and our Construction segment drew an additional $21.0 million on its line of credit. These increases were offset by a decrease in cash provided by financing activities at our Corporate segment, as in the comparable period the Company received $55.0 million of 11.0% senior secured loans, which was partially used to repay $34.2 million of bridge loans resulting from acquisitions in our Energy segment at the end of 2016.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,605	$—	$—	$1,484	$—
Preferred Equity	1,600	12,669	—	2,484	14,197	—
Derivatives	—	—	270	422	—	260
Joint Ventures	—	65,582	—	—	66,572	—
Total	$1,600	$79,856	$270	$2,906	$82,253	$260

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2018 debt balance, DBMG anticipates that its interest payments will be approximately $0.2 million each quarter.

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

Market environment

As of March 31, 2018, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Investments

At March 31, 2018 and December 31, 2017, CIG’s investment portfolio is comprised of the following (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$15,246	1.0%	$15,722	1.1%
States, municipalities and political subdivisions	382,750	25.5%	395,450	26.5%
Foreign government	6,030	0.4%	5,998	0.4%
Residential mortgage-backed securities	95,254	6.4%	104,895	7.0%
Commercial mortgage-backed securities	35,161	2.3%	30,405	2.0%
Asset-backed securities	151,740	10.1%	147,926	9.9%
Corporate and other (*)	617,425	41.2%	641,788	42.9%
Common stocks (*)	44,449	3.0%	38,780	2.6%
Perpetual preferred stocks	71,371	4.8%	42,572	2.9%
Mortgage loans	61,084	4.1%	52,109	3.5%
Policy loans	17,807	1.2%	17,944	1.2%
Total	$1,498,317	100.0%	$1,493,589	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$653,002	50.0%	$724,973	54.0%
BBB	364,715	28.0%	415,635	31.0%
Total investment grade	1,017,717	78.0%	1,140,608	85.0%
BB	99,236	7.6%	60,339	4.5%
B	7,896	0.6%	7,636	0.6%
CCC, CC, C	22,174	1.7%	25,575	1.9%
D	9,858	0.8%	14,990	1.1%
NR	146,725	11.3%	93,036	6.9%
Total non-investment grade	285,889	22.0%	201,576	15.0%
Total	$1,303,606	100.0%	$1,342,184	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the three months ended March 31, 2018 and 2017, approximately 9.1% and 12.4% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Condensed Consolidated Financial Statements is the United States dollar ("USD"). The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at March 31, 2018 included letters of credit of $8.8 million under Credit and Security Agreements and performance bonds of $246.9 million.

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

Critical Accounting Policies

During the quarter ended March 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (refer to Note 2, Accounting Policies), and updated its accounting policy for revenue recognition. Besides the adoption of this ASU, there have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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

Construction / DBM Global Inc.

Our actual results or other outcomes of DBM Global, Inc. and its wholly-owned subsidiaries ("DBMG"), and, thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Marine Services / Global Marine Systems Limited

Our actual results or other outcomes of Global Marine Systems Limited ("GMSL"), and, thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Energy / ANG Holdings, Inc.

Our actual results or other outcomes of ANG, and, thus, our Energy segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Telecommunications / PTGi International Carrier Services, Inc.

Our actual results or other outcomes of PTGi International Carrier Services, Inc. ("ICS"), and, thus, our Telecommunications segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Life Sciences / Pansend Life Sciences, LLC

Our actual results or other outcomes of Pansend Life Sciences, LLC, and, thus, our Life Sciences segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Life Sciences segment’s ability to invest in development stage companies;

•	our Life Sciences segment’s ability to develop products and treatments related to its portfolio companies;

•	medical advances in healthcare and biotechnology; and

•	governmental regulation in the healthcare industry.

Broadcasting / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of HC2 Broadcasting Holdings Inc., and, thus, our Broadcasting segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Broadcasting segment’s ability to integrate our recent and pending broadcasting acquisitions;

•	our Broadcasting segment’s ability to operate in highly competitive markets and maintain market share;

•	our Broadcasting segment’s ability to effectively implement its business strategy or be successful in the operation of its business;

•	new and growing sources of competition in the broadcasting industry; and

•	FCC regulation of the television broadcasting industry.

Other / 704Games Company

Our actual results or other outcomes of 704Games Company, and, thus, our Other segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Other segment’s ability to operate in highly competitive markets and maintain market share; and

•	our Other segment’s ability to effectively implement its business strategy or be successful in the operation of its business;

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

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects OTTI, however with respect to Equity Securities, as of January 1, 2018, due to the adoption of ASU 2016-01, would effect earnings due to a hypothetical decline.

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of March 31, 2018, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact:

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	130,256	260,511	390,767
Equity Securities	7,723	15,446	23,169

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of March 31, 2018 of $174.0 million, would result in an increase in the recorded interest expense of $1.7 million, $3.5 million, and $5.2 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company adopted the new revenue recognition guidance under ASC 606 on January 1, 2018. Although ASC 606 is not expected to have a material impact on the Company's financial results, changes to the Company's processes and controls related to revenue recognition were implemented.  These changes included creating new accounting policies based on the five-step model of ASC 606, implementing ongoing contract review requirements, and gathering information necessary for disclosures.

PART II
Item 1. Legal Proceedings

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 15. Commitments and Contingencies to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

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

4.1
First Amendment to Credit Agreement, dated as of February 4, 2018, among the Borrower, Jefferies and the Lenders (incorporated by reference to Exhibit 4.1 to HC2 Holdings, Inc.’s (“HC2”) Current Report on Form 8-K, filed on February 6, 2018) (File No. 001-35210).

4.2	Second Supplemental Indenture, dated as of May 7, 2018, among the guarantors party thereto and U.S. Bank National Association (filed herewith).

10.1
Merger Agreement, dated as of May 2, 2018, by and among Janssen Biotech, Inc., Dogfish Merger Sub, Inc., Benevir Biopharm, Inc., and Shareholder Representative Services LLC, as holder representative (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.2
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among HC2 Holdings 2, Inc., David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 (iii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: May 10, 2018	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)