Form 10-Q
period 2018-06-30
HC2 HOLDINGS, INC.
filed 2018-08-08
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
As of July 31, 2018, 44,707,771 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$455,038	$340,383	$870,515	$694,925
Life, accident and health earned premiums, net	19,905	20,235	39,945	40,176
Net investment income	19,342	16,939	37,066	32,243
Net realized and unrealized gains on investments	2,494	1,095	2,943	1,876
Net revenue	496,779	378,652	950,469	769,220
Operating expenses
Cost of revenue	400,609	308,664	776,283	623,078
Policy benefits, changes in reserves, and commissions	35,391	30,443	67,674	61,930
Selling, general and administrative	57,055	41,707	109,143	81,563
Depreciation and amortization	9,057	7,295	18,713	14,692
Other operating (income) expense, net	185	1,738	(2,067)	(1,820)
Total operating expenses	502,297	389,847	969,746	779,443
Loss from operations	(5,518)	(11,195)	(19,277)	(10,223)
Interest expense	(17,181)	(12,073)	(36,506)	(26,188)
Gain on sale of subsidiary	102,141	—	102,141	—
Income from equity investees	10,752	4,003	5,521	11,696
Other income (expenses), net	(968)	(3,193)	124	(8,334)
Income (loss) from continuing operations before income taxes	89,226	(22,458)	52,003	(33,049)
Income tax (expense) benefit	(9,462)	1,985	(11,093)	(3,306)
Net income (loss)	79,764	(20,473)	40,910	(36,355)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(24,398)	2,562	(20,540)	3,948
Net income (loss) attributable to HC2 Holdings, Inc.	55,366	(17,911)	20,370	(32,407)
Less: Preferred stock and deemed dividends from conversions	703	793	1,406	1,376
Net income (loss) attributable to common stock and participating preferred stockholders	$54,663	$(18,704)	$18,964	$(33,783)

Income (loss) per Common Share
Basic	$1.11	$(0.44)	$0.39	$(0.80)
Diluted	$1.08	$(0.44)	$0.38	$(0.80)

Weighted average common shares outstanding:
Basic	44,180	42,691	44,114	42,322
Diluted	45,503	42,691	45,284	42,322

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$79,764	$(20,473)	$40,910	$(36,355)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,205)	2,224	(1,700)	3,349
Unrealized gain (loss) on available-for-sale securities	(22,931)	19,000	(51,593)	30,976
Other comprehensive income (loss)	(29,136)	21,224	(53,293)	34,325
Comprehensive income (loss)	50,628	751	(12,383)	(2,030)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(24,090)	2,562	(20,232)	3,948
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$26,538	$3,313	$(32,615)	$1,918

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$1,249,253	$1,340,626
Equity securities	79,557	47,500
Mortgage loans	69,890	52,109
Policy loans	17,768	17,944
Other invested assets	86,109	85,419
Total investments	1,502,577	1,543,598
Cash and cash equivalents	112,304	97,885
Accounts receivable, net	346,702	322,446
Recoverable from reinsurers	531,269	526,337
Deferred tax asset	991	1,661
Property, plant and equipment, net	368,914	374,660
Goodwill	128,846	131,741
Intangibles, net	120,280	117,105
Other assets	142,453	102,258
Total assets	$3,254,336	$3,217,691

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$1,728,167	$1,693,961
Annuity reserves	237,373	243,156
Value of business acquired	40,500	42,969
Accounts payable and other current liabilities	296,339	347,492
Deferred tax liability	8,634	10,740
Debt obligations	668,505	593,172
Other liabilities	79,529	70,174
Total liabilities	3,059,047	3,001,664
Commitments and contingencies
Temporary equity
Preferred stock	26,325	26,296
Redeemable noncontrolling interest	8,396	1,609
Total temporary equity	34,721	27,905
Stockholders’ equity
Common stock, $.001 par value	45	44
Shares authorized: 80,000,000 at June 30, 2018 and December 31, 2017;
Shares issued: 45,121,231 and 44,570,004 at June 30, 2018 and December 31, 2017;
Shares outstanding: 44,676,335 and 44,190,826 at June 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	259,999	254,685
Treasury stock, at cost: 444,896 and 379,178 shares at June 30, 2018 and December 31, 2017, respectively	(2,434)	(2,057)
Accumulated deficit	(197,148)	(221,189)
Accumulated other comprehensive income (loss)	(9,175)	41,688
Total HC2 Holdings, Inc. stockholders’ equity	51,287	73,171
Noncontrolling interest	109,281	114,951
Total stockholders’ equity	160,568	188,122
Total liabilities, temporary equity and stockholders’ equity	$3,254,336	$3,217,691

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44,190	$44	$254,685	$(2,057)	$(221,189)	$41,688	$73,171	$114,951	$188,122	$27,905
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	376	—	376	291	667	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3,295	(1,660)	1,635	—	1,635	—
Share-based compensation	—	—	6,605	—	—	—	6,605	—	6,605	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(3,311)	—	—	—	(3,311)	—	(3,311)	3,311
Exercise of stock options	82	—	372	—	—	—	372	—	372	—
Taxes paid in lieu of shares issued for share-based compensation	(65)	—		(377)	—	—	(377)	—	(377)	—
Preferred stock dividend	—	—	(1,000)	—	—	—	(1,000)	—	(1,000)	—
Amortization of issuance costs	—	—	(30)	—	—	—	(30)	—	(30)	30
Issuance of common stock	470	1		—	—	—	1	—	1	—
Transactions with noncontrolling interests	—	—	2,678	—	—	3,781	6,459	(27,686)	(21,227)	4,968
Net income (loss)	—	—	—	—	20,370	—	20,370	21,281	41,651	(741)
Other comprehensive (loss) income	—	—	—	—	—	(52,984)	(52,984)	444	(52,540)	(752)
Balance as of June 30, 2018	44,677	$45	$259,999	$(2,434)	$(197,148)	$(9,175)	$51,287	$109,281	$160,568	$34,721
(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Share-based compensation	—	—	3,809	—	—	—	3,809	—	3,809	—
Dividend paid to noncontrolling interests	—	—	—	—	—	—	—	(378)	(378)	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(533)	—	—	—	(533)	—	(533)	533
Exercise of stock options	129	—	462	—	—	—	462	—	462	—
Taxes paid in lieu of shares issued for share-based compensation	(105)	—	—	(582)	—	—	(582)	—	(582)	—
Preferred stock dividend	—	—	(1,063)	—	—	—	(1,063)	—	(1,063)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(35)	—	—	—	(35)	—	(35)	35
Issuance of common stock	363	—	16	—	—	—	16	—	16	—
Conversion of preferred stock to common stock	803	1	3,026	—	—	—	3,027	—	3,027	(3,228)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	332
Net loss	—	—	—	—	(32,407)	—	(32,407)	(2,930)	(35,337)	(1,018)
Other comprehensive income	—	—	—	—	—	34,325	34,325	—	34,325	—
Balance as of June 30, 2017	43,001	$43	$247,167	$(1,969)	$(206,685)	$12,678	$51,234	$19,916	$71,150	$28,639

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$40,910	$(36,355)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	818	(506)
Share-based compensation expense	4,793	2,624
Depreciation and amortization	21,993	17,234
Amortization of deferred financing costs and debt discount	4,658	3,460
Amortization of (discount) premium on investments	2,418	4,255
Gain on sale of subsidiary	(2,448)	(3,879)
(Gain) loss on sale or disposal of a subsidiary	(102,141)	—
Lease termination costs	—	249
Asset impairment expense	381	1,810
Income from equity investees	(5,521)	(11,696)
Impairment of investments	—	6,089
Net realized and unrealized gains on investments	(2,988)	(1,896)
Loss on contingent consideration	—	319
Receipt of dividends from equity investees	3,081	917
Deferred income taxes	423	(8,784)
Annuity benefits	4,191	4,346
Loss on early extinguishment of debt	2,537	—
Other operating activities	(1,241)	2,718
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23,082)	19,848
Recoverable from reinsurers	(4,931)	(3,595)
Other assets	(21,434)	(12,729)
Life, accident and health reserves	34,133	34,700
Accounts payable and other current liabilities	(9,712)	(8,056)
Other liabilities	12,008	5,843
Cash (used in) provided by operating activities:	(41,154)	16,916
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,234)	(17,019)
Disposal of property, plant and equipment	3,500	382
Purchase of investments	(207,548)	(157,599)
Sale of investments	155,545	70,750
Maturities and redemptions of investments	40,000	74,957
Purchase of equity method investments	(127)	(10,390)
Cash received for business disposition, net of cash disposed	93,272	—
Cash paid for business acquisitions, net of cash acquired	(45,965)	—
Other investing activities	(2,023)	373
Cash provided by (used in) investing activities:	16,420	(38,546)
Cash flows from financing activities:
Proceeds from debt obligations	180,326	104,410
Principal payments on debt obligations	(110,736)	(44,127)
Annuity receipts	1,308	1,563
Annuity surrenders	(11,208)	(10,600)
Transactions with noncontrolling interest	(14,889)	332
Payment of dividends	(1,000)	(2,262)
Taxes paid in lieu of shares issued for share-based compensation	(377)	(583)
Proceeds from the exercise of warrants and stock options	488	450
Other financing activities	(805)	(116)
Cash provided by financing activities:	43,107	49,067
Effects of exchange rate changes on cash and cash equivalents	(371)	319
Net change in cash and cash equivalents and restricted cash	18,002	27,756
Cash and cash equivalents and restricted cash, beginning of period	98,853	115,869
Cash and cash equivalents and restricted cash, end of period	$116,855	$143,625

Supplemental cash flow information:
Cash paid for interest	$33,944	$23,224
Cash paid for taxes	$11,512	$8,647
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$1,202	$1,630
Investments included in accounts payable	$750	$21,433
Conversion of preferred stock to common stock	$—	$4,433
Dividends payable to shareholders	$500	$500

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

4.Our Telecommunications segment is comprised of PTGi International Carrier Services ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, voice over internet protocol service operators and internet service providers. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company maintains a 100% interest in ICS.

5.Our Insurance segment is comprised of Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life and annuity coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CGI.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 74% in R2 Dermatology Inc. ("R2"), which develops skin lightening technology. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 50% interest in Medibeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended by amendment no.1, filed on April 2, 2018 (collectively, "Form 10-K"). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2018.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents, beginning of period	$97,885	$115,371
Restricted cash included in other assets	968	498
Total cash and cash equivalents and restricted cash	$98,853	$115,869

Cash and cash equivalents, end of period	$112,304	$143,130
Restricted cash included in other assets	4,551	495
Total cash and cash equivalents and restricted cash	$116,855	$143,625

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Equity securities which were previously classified as available-for-sale	$1,660
Equity securities which were previously accounted for under the cost method	1,635
Total	$3,295

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has started evaluating its lease arrangements to determine the impact of this amendment on the financial statements. The evaluation includes an extensive review of the leases, which are primarily related to our vessels and office space. Additionally, the Company has begun tracking separate accounting records for leases entered into starting January 1, 2017 under the new guidance to facilitate future implementation. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. Early adoption is permitted. The Company is continuing to evaluate the impact this standard will have on its financial statements. While not yet quantified, the Company expects a material impact to its Condensed Consolidated Balance Sheets from recognizing additional assets and liabilities of operating leases upon adoption. The actual increase in assets and liabilities will depend on the volume and terms of leases in place at the time of adoption. The Company plans to elect the optional practical expedient to retain the current classification of leases, and therefore, does not anticipate a material impact to the Condensed Consolidated Statements of Income or Cash Flows. The Company also expects that adoption of the new standard will require changes to internal controls over financial reporting.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Revenue from contracts with customers consist of the following (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue (1)
Construction	$176,910	$335,851
Marine Services	68,376	105,098
Energy	7,078	11,580
Telecommunications	190,529	392,832
Broadcasting	11,089	21,745
Other	1,056	3,409
Total revenue	$455,038	$870,515
(1) The Insurance segment does not have revenues in scope of ASU 2014-09.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts receivables, net from contracts with customers consist of the following (in thousands):

June 30, 2018
Accounts receivables with customers
Construction	$194,381
Marine Services	51,716
Energy	3,278
Telecommunications	80,223
Broadcasting	9,462
Other	3,988
Total accounts receivables with customers	$343,048

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

The following table disaggregates DBMG's revenue by market (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Commercial	$67,790	$137,441
Convention	22,177	53,828
Healthcare	29,245	57,086
Other	57,692	87,472
Total revenue from contracts with customers	176,904	335,827
Other revenue	6	24
Total Construction segment revenue	$176,910	$335,851

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets	$32,871	$25,676
Contract liabilities	$(46,991)	$(29,862)

The change in contract assets is a result of the recording of $30.3 million of costs in excess of billings driven by new commercial projects, offset by $23.1 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a results of periodic billing in excess of costs of $46.0 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period $28.9 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

	Within one year	Within five years	Total
Commercial	$161,867	$—	$161,867
Convention	138,511	15,000	153,511
Healthcare	66,253	—	66,253
Other	221,770	53,000	274,770
Remaining unsatisfied performance obligations	$588,401	$68,000	$656,401

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

course of contract work are reflected in the accounting period in which the facts requiring the revision become known.  Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Maintenance revenues within this market are attributable to standby vessels and the provision of cable storage depots for repair of fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of approximately 60 global telecommunications providers. These contracts are generally five to seven years long.

Installation revenues within this market are generated through installation of cable systems including route planning, mapping, route engineering, cable laying, and trenching and burial. GMSL’s installation business is project-based with contracts typically lasting one to five months.

Power - Operations, Maintenance & Construction Support

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

Power - Cable Installation & Repair

Installation and repair revenues within this market are attributable to the provision of engineering solutions, which includes the charter of cable laying vessels and related subsea assets. These contracts are either charged at agreed day rates and are recognized as revenues at the point in time at which the performance obligations are met, or are under fixed-price contracts, in which case revenue is recognized over time using the input method to measure progress for its projects.

Disaggregation of Revenues

GMSL's revenues are principally derived from contracts to provide maintenance and installation services to its customers. Contracts represent a majority of revenues at the Marine Services segment of which approximately 73% and 72% we recognized over time during the three and six months ended June 30, 2018, respectively.

The following table disaggregates GMSL's revenue by market (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Telecommunication - Maintenance	$22,090	$43,872
Telecommunication - Installation	16,498	23,796
Power - Operations, Maintenance & Construction Support	11,923	16,585
Power - Cable Installation & Repair	17,865	20,845
Total revenue from contracts with customers	68,376	105,098
Other revenue	—	—
Total Marine Services segment revenue	$68,376	$105,098

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

Contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets	$16,687	$6,610
Contract liabilities	$(214)	$(3,106)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$36,567	$262,025	$40,836	$339,428
Telecommunication - Installation	3,804	—	—	3,804
Power - Operations, Maintenance & Construction Support	12,285	10,913	3,734	26,932
Power - Cable Installation & Repair	1,993	—	—	1,993
Remaining unsatisfied performance obligations	$54,649	$272,938	$44,570	$372,157

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

Remaining unsatisfied performance obligations consist predominantly from projects within telecommunication maintenance market. These revenues are generated through long-term contracts for the provision of vessels and cable depots in maintaining and repairing subsea telecoms cables around the globe. Revenues are recognized over time to reflect both the duration that the vessels and depots are provided on standby duties and the amount of work that has been completed.

Energy Segment

ANG's revenues are principally derived from sales of compressed natural gas. ANG recognizes revenue from the sale of natural gas fuel primarily at the time the fuel is dispensed.

As a result of the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, all Alternative Fuel Tax Credit ("AFETC") revenue for vehicle fuel ANG sold in 2017 was collected in the second quarter of 2018. Net revenue after customer rebates for such credits for 2017 were $2.6 million, which was recognized during the second quarter of 2018, the period in which the credit became available.

Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Volume-related	$4,059	$8,123
Maintenance services	19	48
Total revenue from contracts with customers	4,078	8,171
RNG Incentives	367	742
Alternative Fuel Tax Credit	2,576	2,576
Other revenue	57	91
Total Energy segment revenue	$7,078	$11,580

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

Net revenue is derived from carrying business, residential and carrier long-distance traffic, and data traffic. For certain voice services, net revenue is earned based on the number of minutes during a call, and is recorded upon completion of a call. Completed calls are billable activity while incomplete calls are non-billable. Incomplete calls may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of ICS’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Disaggregation of Revenues

ICS's revenues is predominantly derived from wholesale of international long distance minutes (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Termination of long distance minutes	$190,529	$392,832
Total revenue from contracts with customers	190,529	392,832
Other revenue	—	—
Total Telecommunications segment revenue	$190,529	$392,832

Broadcasting Segment

Broadcasting advertising revenue is generated primarily from the sale of television airtime for programs or advertisements. Broadcasting advertising revenue is recognized when the program or advertisement is broadcast. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. The broadcasting advertising contracts are generally short-term in nature.

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

The following table disaggregates the Broadcasting segment's revenue by type (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Advertising	$7,016	$13,764
LMA	2,796	5,489
Retransmission	907	1,850
Other	370	642
Total revenue from contracts with customers	11,089	21,745
Other revenue	—	—
Total Broadcasting segment revenue	$11,089	$21,745

Contract Liabilities

Audience deficiency units ("ADU") liability is recognized as an available return to customers as fulfillment for under-delivered guaranteed viewership per the related agreement. ADU balance was $1.3 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. Broadcasting measures the potential obligation based on Nielsen ratings and cost per view, and is subsequently made whole in the following period.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $8.8 million of advertising revenues of which $3.5 million is expected to be recognized within one year and $5.3 million is expected to be recognized within five years.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Disaggregation of Revenues

The following table disaggregates the Other segment's revenue by type (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Digital	$650	$1,905
Disc	139	840
Mobile	267	664
Total revenue from contracts with customers	1,056	3,409
Other revenue	—	—
Total Other segment revenue	$1,056	$3,409

4. Acquisitions and Dispositions

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

Broadcasting Segment

2018 Acquisitions

During the six months ended June 30, 2018, Broadcasting completed a series of transactions for a total cash consideration of $13.2 million. All transactions were accounted for as asset acquisitions.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, and intangibles (in thousands):

Purchase price allocation
Property, plant and equipment	$721
Intangibles	12,446
Total assets acquired	13,167
Total liabilities assumed	—
Total net assets acquired	$13,167

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2017 Acquisitions

During the year ended December 31, 2017, Broadcasting and its subsidiaries completed the following transactions (in thousands):

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

In November 2017, HC2 LPTV Holdings Inc. ("HC2 LPTV"), a wholly-owned subsidiary of Broadcasting, closed on a transaction with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million. Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000. The transaction was accounted for as business acquisition.

In November 2017, Network acquired Azteca America, a Spanish-language broadcast network, from affiliates of TV Azteca, S.A.B. de C.V. ("Azteca") (AZTECACPO.MX) (Latibex:XTZA).  As part of the bifurcated transaction structure, a wholly-owned subsidiary of Broadcasting signed a definitive acquisition agreement with Northstar Media, LLC ("Northstar"), a licensee of numerous broadcast television licenses in the United States. Under the agreement with Northstar, a wholly-owned subsidiary of Broadcasting acquired Northstar’s broadcast television stations, which carry Azteca America programming. In February 2018, Broadcasting closed on the acquisition and funded the $33.0 million consideration balance. The transaction was accounted for as business acquisition.

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
(1) Debt obligations includes a $2.0 million note with CGI, which is eliminated on the Condensed Consolidated Balance Sheet.

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

Life Sciences Segment

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. Escrow will be released within fifteen months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.
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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenue	$389,715	$791,346
Net income (loss) from continuing operations	$(22,825)	$(33,784)
Net income (loss) attributable to HC2 Holdings, Inc.	$(18,278)	$(33,141)

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in thousands):

June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$14,708	$308	$(205)	$14,811
States, municipalities and political subdivisions	362,775	9,644	(1,446)	370,973
Residential mortgage-backed securities	86,850	4,909	(637)	91,122
Commercial mortgage-backed securities	39,331	133	(506)	38,958
Asset-backed securities	147,542	875	(2,022)	146,395
Corporate and other	575,516	19,738	(8,260)	586,994
Total fixed maturity securities	$1,226,722	$35,607	$(13,076)	$1,249,253

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,283	$470	$(31)	$15,722
States, municipalities and political subdivisions	377,549	18,953	(1,052)	395,450
Foreign government	6,331	—	(333)	5,998
Residential mortgage-backed securities	101,974	4,185	(1,264)	104,895
Commercial mortgage-backed securities	30,152	269	(16)	30,405
Asset-backed securities	145,479	2,610	(163)	147,926
Corporate and other	589,803	51,891	(1,464)	640,230
Total fixed maturity securities	$1,266,571	$78,378	$(4,323)	$1,340,626

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized and unrealized gains on investments. These investments had a fair value of $11.6 million and $12.3 million as of June 30, 2018 and December 31, 2017, respectively. The change in fair value related to these securities resulted in a gain of $0.2 million and a loss of $0.7 million for the three months ended June 30, 2018 and 2017, respectively and gains of $0.7 million and a loss of $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

Maturities of Fixed Maturity Securities Available-for-sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of June 30, 2018 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$13,753	$13,600
Due after one year through five years	129,070	128,942
Due after five years through ten years	165,275	165,518
Due after ten years	644,901	664,718
Subtotal	952,999	972,778
Mortgage-backed securities	126,181	130,080
Asset-backed securities	147,542	146,395
Total	$1,226,722	$1,249,253

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$215,159	$215,813	36.8%	$191,234	$203,735	31.8%
Transportation, communication and other services	158,600	160,973	27.4%	186,114	201,802	31.5%
Manufacturing	97,192	101,014	17.2%	100,942	111,391	17.4%
Other	104,565	109,194	18.6%	111,513	123,302	19.3%
Total	$575,516	$586,994	100.0%	$589,803	$640,230	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized and unrealized gains on investments	$—	$—	$—	$—
Other income (expenses), net	—	2,800	—	6,070
Total Other-Than-Temporary Impairments	$—	$2,800	$—	$6,070

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the total unrealized losses for the 245 and 126 fixed maturity securities held by the Company as of June 30, 2018 and December 31, 2017, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	June 30, 2018		December 31, 2017
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity securities
Less than 20%	$(12,836)	98.2%	$(4,230)	93.7%
20% or more for less than six months	(240)	1.8%	(174)	3.9%
20% or more for six months or greater	—	—%	(110)	2.4%
Total	$(13,076)	100.0%	$(4,514)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of June 30, 2018. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 245 and 126 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of June 30, 2018 and December 31, 2017, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

June 30, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$12,548	$(205)	$—	$—	$12,548	$(205)
States, municipalities and political subdivisions	111,992	(1,081)	6,978	(365)	118,970	(1,446)
Residential mortgage-backed securities	15,268	(552)	1,459	(85)	16,727	(637)
Commercial mortgage-backed securities	35,308	(506)	—	—	35,308	(506)
Asset-backed securities	74,271	(1,836)	3,740	(186)	78,011	(2,022)
Corporate and other	183,883	(6,068)	24,439	(2,192)	208,322	(8,260)
Total fixed maturity securities	$433,270	$(10,248)	$36,616	$(2,828)	$469,886	$(13,076)

December 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$5,044	$(17)	$2,199	$(14)	$7,243	$(31)
States, municipalities and political subdivisions	32,939	(834)	10,757	(218)	43,696	(1,052)
Foreign government	—	—	5,999	(333)	5,999	(333)
Residential mortgage-backed securities	5,139	(546)	16,150	(718)	21,289	(1,264)
Commercial mortgage-backed securities	5,053	(12)	1,003	(4)	6,056	(16)
Asset-backed securities	19,771	(64)	3,963	(99)	23,734	(163)
Corporate and other	18,478	(824)	19,433	(640)	37,911	(1,464)
Total fixed maturity securities	$86,424	$(2,297)	$59,504	$(2,026)	$145,928	$(4,323)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of June 30, 2018, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 54.7% of the gross unrealized loss and 61.0% of the fair value. As of December 31, 2017, investment grade fixed maturity securities represented approximately 7.3% of the gross unrealized loss and 10.4% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity Securities

Beginning in 2018 upon adopting ASU 2016-01, changes in fair value of equity securities are reported in Net realized and unrealized gains (losses) on investments. The following tables provide information relating to investments in equity securities measured at fair value (in thousands):

	June 30, 2018	December 31, 2017
Equity securities
Common stocks	$9,329	$4,928
Perpetual preferred stocks	70,228	42,572
Total equity securities	$79,557	$47,500
Other Invested Assets

Beginning in 2018 upon adopting ASU 2016-01, certain investments in equity securities that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes or at fair value. Carrying values of other invested assets were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,750	$—	$—	$1,484	$—
Preferred Equity	1,600	11,794	—	2,484	14,197	—
Derivatives	—	—	280	422	—	260
Joint Ventures	—	70,685	—	—	66,572	—
Total	$1,600	$84,229	$280	$2,906	$82,253	$260

Summarized financial information for subsidiaries not consolidated as of and for the six months ended June 30, 2018 and 2017 were as follows (information for two of the investees is reported on a one month lag, in thousands):

	2018	2017
Net revenue	$201,207	$247,398
Gross profit	$70,678	$76,520
Income (loss) from continuing operations	$10,628	$(5,903)
Net income (loss)	$(2,699)	$(19,868)

Current assets	$363,745	$308,876
Noncurrent assets	$182,730	$192,156
Current liabilities	$230,303	$209,526
Noncurrent liabilities	$159,917	$122,891

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity securities, available-for-sale at fair value	$16,242	$15,550	$31,887	$29,475
Equity securities	677	574	1,262	1,249
Mortgage loans	1,648	564	2,853	1,028
Policy loans	280	291	557	589
Other invested assets	524	3	597	7
Gross investment income	19,371	16,982	37,156	32,348
External investment expense	(29)	(43)	(90)	(105)
Net investment income	$19,342	$16,939	$37,066	$32,243

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized gains on fixed maturity securities	$2,407	$2,424	$3,720	$3,385
Realized losses on fixed maturity securities	(550)	(462)	(1,265)	(917)
Realized gains on equity securities	—	110	—	110
Realized losses on equity securities	(26)	(31)	(26)	(31)
Net unrealized gains (losses) on equity securities	478	—	(191)	—
Net unrealized gains (losses) on derivative instruments	185	(946)	705	(671)
Net realized and unrealized gains (losses)	$2,494	$1,095	$2,943	$1,876

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$14,811	$4,899	$9,912	$—
States, municipalities and political subdivisions	370,973	—	370,564	409
Residential mortgage-backed securities	91,122	—	78,855	12,267
Commercial mortgage-backed securities	38,958	—	16,907	22,051
Asset-backed securities	146,395	—	13,651	132,744
Corporate and other	586,994	2,081	517,621	67,292
Total fixed maturity securities	1,249,253	6,980	1,007,510	234,763
Equity securities
Common stocks	9,329	8,846	—	483
Perpetual preferred stocks	70,228	7,474	38,389	24,365
Total equity securities	79,557	16,320	38,389	24,848
Derivatives	280	—	—	280
Total assets accounted for at fair value	$1,329,090	$23,300	$1,045,899	$259,891

Liabilities
Warrant liability	$3,316	$—	$—	$3,316
Other	907	—	—	907
Total liabilities accounted for at fair value	$4,223	$—	$—	$4,223

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,722	$5,094	$10,628	$—
States, municipalities and political subdivisions	395,450	—	389,439	6,011
Foreign government	5,998	—	5,998	—
Residential mortgage-backed securities	104,895	—	90,283	14,612
Commercial mortgage-backed securities	30,405	—	18,248	12,157
Asset-backed securities	147,926	—	14,184	133,742
Corporate and other	640,230	2,098	611,844	26,288
Total fixed maturity securities	1,340,626	7,192	1,140,624	192,810
Equity securities
Common stocks	4,928	4,771	—	157
Perpetual preferred stocks	42,572	7,665	28,470	6,437
Total equity securities	47,500	12,436	28,470	6,594
Derivatives	260	—	—	260
Total assets accounted for at fair value	$1,388,386	$19,628	$1,169,094	$199,664

Liabilities
Warrant liability	$3,826	$—	$—	$3,826
Other	944	—	—	944
Total liabilities accounted for at fair value	$4,770	$—	$—	$4,770

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The Company transferred $5.1 million of equity securities between Level 1 and Level 2 during the six months ended June 30, 2018, reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017.

Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $12.3 million primarily related to structured securities during the six months ended June 30, 2018. The Company’s assessment resulted in a net transfer out of Level 3 of $79.5 million primarily related to structured securities during the six months ended June 30, 2017.

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

Warrant Liability. The balance represents warrants issued in connection with the acquisition of the Insurance business and recorded within other liabilities on the Condensed Consolidated Balance Sheets. Fair value was determined using the Monte Carlo Simulation because the adjustments for exercise price and warrant shares represent path dependent features; the exercise price from comparable periods needs to be known to determine whether a subsequent sale of shares occurs at a price that is lower than the current exercise price. The analysis entails a Geometric Brownian Motion based simulation of 100 unique price paths of the Company's stock for each combination of assumptions. Fair value was determined using unobservable market inputs, including volatility, and a range of assumptions regarding a possibility of an equity capital raise each year and the expected size of future equity capital raises. The present value of a given simulated scenario was based on intrinsic value at expiration discounted to the valuation date, taking into account any adjustments to the exercise price or warrant shares issuable. The average present value across all 100 independent price paths represents the estimate of fair value for each combination of assumptions. Therefore, the warrant liability was classified as Level 3.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6,427	$(1)	$(8)	$—	$—	$—	$(6,009)	$409
Residential mortgage-backed securities	7,249	32	282	—	(826)	5,530	—	12,267
Commercial mortgage-backed securities	17,751	(39)	(166)	4,524	(19)	—	—	22,051
Asset-backed securities	137,888	460	(1,768)	18,500	(19,402)	—	(2,934)	132,744
Corporate and other	37,595	20	(858)	23,876	(2,528)	9,187	—	67,292
Total fixed maturity securities	206,910	472	(2,518)	46,900	(22,775)	14,717	(8,943)	234,763
Equity securities
Common stocks	606	(123)	—	—	—	—	—	483
Perpetual preferred stocks	23,910	455	—	—	—	—	—	24,365
Total equity securities	24,516	332	—	—	—	—	—	24,848
Derivatives	270	10	—	—	—	—	—	280
Total financial assets	$231,696	$814	$(2,518)	$46,900	$(22,775)	$14,717	$(8,943)	$259,891

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Liabilities
Warrant liability	$2,828	$488	$—	$—	$—	$—	$—	$3,316
Other	1,233	(326)	—	—	—	—	—	907
Total financial liabilities	$4,061	$162	$—	$—	$—	$—	$—	$4,223

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6,011	$—	$(132)	$121	$—	$418	$(6,009)	$409
Residential mortgage-backed securities	14,612	124	619	—	(5,267)	5,530	(3,351)	12,267
Commercial mortgage-backed securities	12,157	(79)	(264)	10,276	(39)	—	—	22,051
Asset-backed securities	133,742	1,158	(3,276)	68,000	(63,946)	—	(2,934)	132,744
Corporate and other	26,288	45	(870)	29,014	(2,895)	15,710	—	67,292
Total fixed maturity securities	192,810	1,248	(3,923)	107,411	(72,147)	21,658	(12,294)	234,763
Equity securities
Common stocks	157	(123)	—	—	—	449	—	483
Perpetual preferred stocks	6,437	455	—	14,943	—	2,530	—	24,365
Total equity securities	6,594	332	—	14,943	—	2,979	—	24,848
Derivatives	260	20	—	—	—	—	—	280
Total financial assets	$199,664	$1,600	$(3,923)	$122,354	$(72,147)	$24,637	$(12,294)	$259,891

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Liabilities
Warrant liability	$3,826	$(510)	$—	$—	$—	$—	$—	$3,316
Other	944	(37)	—	—	—	—	—	907
Total financial liabilities	$4,770	$(547)	$—	$—	$—	$—	$—	$4,223

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$15	$—	$—	$—	$—	$—	$(15)	$—
States, municipalities and political subdivisions	6,598	(111)	(840)	227	—	1,636	—	7,510
Residential mortgage-backed securities	53,737	(148)	(9)	3,417	(3,804)	2,163	(36,871)	18,485
Commercial mortgage-backed securities	35,973	(119)	92	—	(2,752)	—	(29,440)	3,754
Asset-backed securities	87,160	(23)	1,990	53,546	(11,341)	—	(11,734)	119,598
Corporate and other	26,720	(55)	(1,769)	4,933	(4,098)	1,312	(6,504)	20,539
Total fixed maturity securities	210,203	(456)	(536)	62,123	(21,995)	5,111	(84,564)	169,886
Equity securities
Common stocks	3,531	(2,842)	1,401	—	—	—	—	2,090
Total equity securities	3,531	(2,842)	1,401	—	—	—	—	2,090
Derivatives	3,694	(1,539)	—	—	—	—	—	2,155
Total financial assets	$217,428	$(4,837)	$865	$62,123	$(21,995)	$5,111	$(84,564)	$174,131

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Liabilities
Warrant liability	$4,223	$(132)	$—	$—	$—	$—	$—	$4,091
Contingent liability	11,642	88	—	—	—	—	—	11,730
Other	675	367	—	—	—	—	—	1,042
Total financial liabilities	$16,540	$323	$—	$—	$—	$—	$—	$16,863

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$(15)	$—
States, municipalities and political subdivisions	5,690	—	(43)	227	—	1,636	—	7,510
Residential mortgage-backed securities	55,954	(743)	879	3,465	(6,362)	2,163	(36,871)	18,485
Commercial mortgage-backed securities	43,018	115	75	—	(10,014)	—	(29,440)	3,754
Asset-backed securities	73,217	1,051	307	81,271	(24,514)	—	(11,734)	119,598
Corporate and other	20,366	(3,322)	4,872	7,933	(4,118)	1,312	(6,504)	20,539
Total fixed maturity securities	198,277	(2,899)	6,090	92,896	(45,025)	5,111	(84,564)	169,886
Equity securities
Common stocks	4,575	(2,842)	357	—	—	—	—	2,090
Total equity securities	4,575	(2,842)	357	—	—	—	—	2,090
Derivatives	3,813	(1,658)	—	—	—	—	—	2,155
Total financial assets	$206,665	$(7,399)	$6,447	$92,896	$(45,025)	$5,111	$(84,564)	$174,131

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2017
Liabilities
Warrant liability	$4,058	$33	$—	$—	$—	$—	$—	$4,091
Contingent liability	11,411	319	—	—	—	—	—	11,730
Other	816	226	—	—	—	—	—	1,042
Total financial liabilities	$16,285	$578	$—	$—	$—	$—	$—	$16,863

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

June 30, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$69,890	$69,890	$—	$—	$69,890
Policy loans	17,768	17,768	—	17,768	—
Other invested assets	1,600	1,600	—	—	1,600
Total assets not accounted for at fair value	$89,258	$89,258	$—	$17,768	$71,490
Liabilities
Annuity benefits accumulated (1)	$237,373	$237,373	$—	$—	$237,373
Debt obligations (2)	624,326	631,626	—	631,626	—
Total liabilities not accounted for at fair value	$861,699	$868,999	$—	$631,626	$237,373

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$52,109	$52,110	$—	$—	$52,110
Policy loans	17,944	17,944	—	17,944	—
Other invested assets	2,906	3,757	—	—	3,757
Total assets not accounted for at fair value	$72,959	$73,811	$—	$17,944	$55,867
Liabilities
Annuity benefits accumulated (1)	$243,156	$240,361	$—	$—	$240,361
Debt obligations (2)	544,211	552,413	—	552,413	—
Total liabilities not accounted for at fair value	$787,367	$792,774	$—	$552,413	$240,361
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

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Contracts in progress	$189,056	$167,809
Trade receivables	94,559	106,937
Unbilled retentions	64,043	50,957
Other receivables	3,654	476
Allowance for doubtful accounts	(4,610)	(3,733)
Total accounts receivable, net	$346,702	$322,446

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in thousands):

		June 30, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Co	A+	$336,435	63.4%	$336,852	64.0%
Loyal American Life Insurance Co (Cigna)	A-	143,086	26.9%	140,552	26.7%
Great American Life Insurance Co	A	51,748	9.7%	48,933	9.3%
Total		$531,269	100.0%	$526,337	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$30,271	$30,313
Building and leasehold improvements	37,911	34,632
Plant and transportation equipment	9,301	6,631
Cable-ships and submersibles	250,968	251,840
Equipment, furniture and fixtures, and software	142,223	127,409
Construction in progress	6,370	19,927
	477,044	470,752
Less: Accumulated depreciation	108,130	96,092
Total	$368,914	$374,660

Depreciation expense was $11.1 million and $8.5 million for the three months ended June 30, 2018 and 2017, respectively. These amounts included $1.7 million and $1.3 million of depreciation expense within cost of revenue for the three months ended June 30, 2018 and 2017, respectively.

Depreciation expense was $22.3 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively. These amounts included $3.3 million and $2.5 million of depreciation expense within cost of revenue for the six months ended June 30, 2018 and 2017, respectively.

Total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $42.2 million and $45.3 million as of June 30, 2018 and December 31, 2017, respectively.

10. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Broadcasting	Other	Total
Balance at December 31, 2017	$38,607	$14,251	$2,122	$3,378	$47,290	$3,620	$20,678	$1,795	$131,741
Measurement period adjustment	—	—	—	—	—	—	725	—	725
Disposition	—	—	—	—	—	(3,620)	—	—	(3,620)
Balance at June 30, 2018	$38,607	$14,251	$2,122	$3,378	$47,290	$—	$21,403	$1,795	$128,846

An interim goodwill impairment evaluation was performed on each reporting unit as of June 30, 2018. After considering all quantitative and qualitative factors, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

Through the sale of BeneVir in 2018, of $3.6 million of goodwill was deconsolidated. See Note 4. Acquisitions and Dispositions, for additional detail regarding our acquisitions and dispositions.

Indefinite-lived Intangible Assets

Balances of Indefinite-lived Intangible Assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
State licenses	$2,450	$2,450
FCC licenses	88,196	76,490
Developed technology	—	6,392
Total	$90,646	$85,332

Through the sale of BeneVir in 2018, $6.4 million of developed technology were sold to a third party. See Note 4. Acquisitions and Dispositions, for additional detail regarding our acquisitions and dispositions.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In 2018, FCC licenses increased $11.7 million, $12.4 million through acquisitions, offset by $0.6 million of measurement period adjustments and $0.1 million of impairments, driven by licenses dismissed by the FCC.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows:

	Weighted-Average Original Useful Life	June 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	11 Years	$13,981	$(5,166)	$8,815	$13,981	$(4,527)	$9,454
Customer relationships	12 Years	21,657	(5,646)	16,011	21,657	(4,681)	16,976
Developed technology	4 Years	3,823	(3,749)	74	3,823	(3,601)	222
Other	4 Years	5,378	(644)	4,734	5,374	(253)	5,121
Total		$44,839	$(15,205)	$29,634	$44,835	$(13,062)	$31,773

Amortization expense for definite lived intangible assets for the three months ended June 30, 2018 and 2017 was $1.1 million and $1.3 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets for the six months ended June 30, 2018 and 2017 was $2.1 million and $2.7 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Long-term care insurance reserves	$1,487,477	$1,453,442
Traditional life insurance reserves	98,380	99,951
Other accident and health insurance reserves	142,310	140,568
Total life, accident and health reserves	$1,728,167	$1,693,961

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$243,454	$226,970
Less: recoverable from reinsurers	(100,610)	(97,858)
Beginning balance, net	142,844	129,112
Incurred related to insured events of:
Current year	36,396	33,411
Prior years	2,643	(2,880)
Total incurred	39,039	30,531
Paid related to insured events of:
Current year	(1,360)	(1,584)
Prior years	(25,250)	(20,984)
Total paid	(26,610)	(22,568)
Interest on liability for policy and contract claims	2,678	2,409
Ending balance, net	157,951	139,484
Add: recoverable from reinsurers	106,387	107,673
Ending balance	$264,338	$247,157

The company experienced an unfavorable claims reserve development of $2.6 million and a favorable claims reserve development of $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The reserve deficiency is primarily attributed to policyholder behavior, where claimants were delaying the reporting of their claims more than recent history. The reserve sufficiency is being driven by claim terminations as the result of policyholder deaths that released significant reserves which is attributable to the normal volatility in the reserves, due to the number of claims that are currently open.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$100,200	$119,236
Accrued expenses and other current liabilities	73,927	99,489
Accrued interconnection costs	75,665	73,383
Accrued payroll and employee benefits	35,778	44,312
Accrued interest	5,220	4,636
Accrued income taxes	5,549	6,436
Total accounts payable and other current liabilities	$296,339	$347,492

13. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Corporate
11.0% Senior Secured Notes due in 2019	$510,000	$400,000
Construction
LIBOR plus 2.25% Notes, due in 2024(1)	5,388	6,738
LIBOR plus 1.5%, due 2023 and 2025	41,697	19,670
Marine Services
Notes payable and revolving lines of credit, various maturity dates	31,406	23,748
Obligations under capital leases	44,025	48,500
Energy
4.5% Note due in 2022	11,900	12,454
5.00% Term Loan due in 2022	13,020	13,706
4.25% Seller Note due in 2022	1,714	2,336
LIBOR plus 3.0% Note	1,000	1,031
Other	869	996
Life Sciences
11.0% Secured Convertible Promissory Note Due in 2018	1,750	1,750
Broadcasting
LIBOR plus applicable margin Bridge Note, due in 2018	—	60,000
Notes payable, various maturity dates	10,006	10,135
Other
Notes payable, various maturity dates	—	54
Total	672,775	601,118
Issuance discount, net and deferred financing costs	(4,270)	(7,946)
Debt obligations	$668,505	$593,172
(1) The DBMG Facility was amended on July 24, 2018, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at LIBOR plus 2.5%. The temporary borrowing base increase and related interest expires on October 23, 2018.

Non-operating corporate

On May 7, 2018, the Company closed on $110.0 million aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “Notes”). The Notes were issued at a price of 102.0% of principal amount, which resulted in a premium of $2.2 million. The Company used the net proceeds from the issuance of the Notes to refinance the outstanding bridge loan (the "Bridge Loan") at our Broadcasting segment.

Construction

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"). Under the initial terms of the agreement, Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit (the "Revolving Line"). The Revolving Line has a floating interest rate based on LIBOR plus 2.0%, requires monthly interest payments, and matures in April 2019.

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

The DBMG Facility was amended effective April 5, 2018, modifying the Revolving Line by increasing the maximum amount of the advance to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024.

As of June 30, 2018, DBMG had drawn $41.7 million under the Revolving Line and had $8.8 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn. At June 30, 2018 there was $2.4 million outstanding under the Real Estate Term Advance and $2.9 million of borrowings outstanding under the Real Estate Term Advance 2.

Marine Services

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million, the net proceeds used to fund capital expenditures, being mainly upgrades to cable ships, and working capital requirements on installation contracts.

Broadcasting

On February 4, 2018, the Broadcasting segment entered into a First Amendment to the $75.0 million Bridge Loan to finance acquisitions in the LPTV distribution market. The First Amendment to the Bridge Loan extends the agreement to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement.

On February 6, 2018, the Broadcasting segment borrowed $42.0 million in principal amount of the Bridge Loan at LIBOR plus applicable margin, the net proceeds used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loan, and for general corporate purposes.

The Bridge Loan of $102.0 million was repaid as part of the May 7, 2018 corporate financing transaction. As part of the transaction, the Broadcasting segment recorded a loss on extinguishment of debt of $2.5 million, which was recorded in Other income (expenses), net in the Condensed Consolidated Financial Statements.

14. Income Taxes

Income Tax (Expense) Benefit
The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2018 interim tax provision.

Income tax expense (benefit) was an expense of $9.5 million and a benefit of $2.0 million for the three months ended June 30, 2018 and 2017, respectively. The income tax expense recorded for the three months ended June 30, 2018 relates primarily to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir will be offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. The income tax benefit recorded for three months ended June 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment.

Income tax was an expense of $11.1 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. The income tax expense recorded for the six months ended June 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir will be offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. Additionally, the tax benefits associated with losses generated by certain businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.  The income tax expense recorded for June 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides that the measurement period is complete when a company’s accounting is complete, but should not extend beyond one year from the enactment date. During the six months ended June 30, 2018, the Company has not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the TCJA. The accounting for the impact of the TCJA is expected to be completed by the fourth quarter of 2018.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the calendar year beginning January 1, 2018, we are subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income ("GILTI"), Base Erosion and Anti-Abuse Tax ("BEAT"), and the interest limitation rules, and we included the impact of each of these provisions in our overall tax expense for the six months ended June 30, 2018. The Company will continue to refine these calculations as we gather additional information and additional interpretive guidance is issued.

NOL Limitation

As of December 31, 2017, the Company has a U.S. net operating loss carryforward available to reduce future taxable income in the amount of $100.4 million, of which $77.8 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company expects to utilize a portion of the U.S. net operating loss carryforwards in 2018 as a result of the sale of BeneVir. Additionally, the Company has $108.3 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2017 remain open for examination.

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

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. The parties are in the process of preparing a formal settlement agreement, which will be subject to Court approval.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further, the Company and CGI are seeking defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015.  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  On February 23, 2017, GAFRI answered CGI’s complaint, denying the allegations.  The dispute is ongoing and CGI intends to continue to pursue its right to a defense and indemnity under the SPA regardless of the tentative settlement in the class action. Meanwhile, the parties are currently involved in settlement negotiations.

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of June 30, 2018, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost - benefits earning during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,368	1,385	2,737	2,769
Expected return on assets	(1,935)	(1,896)	(3,869)	(3,792)
Actuarial gain	—	—	—	—
Foreign currency gain (loss)	(24)	7	(49)	14
Net periodic benefit cost (income)	$(591)	$(504)	$(1,181)	$(1,009)

For the six months ended June 30, 2018, $1.9 million of contributions have been made to the Company's pension plans, comprising $0.8 million of fixed contributions and $1.1 million of profit-related contributions (based on 2015 profits). The Company anticipates contributing an additional $2.2 million during 2018, comprising $1.8 million of fixed contributions and $0.4 million of profit-related contributions (based on 2016 profits).

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $13.1 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this deferral, the Company has provided secured assets in the form of the CWind Phantom crew transfer vessel and two trenchers. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $2.6 million in 2018, approximately $6.8 million in 2019, approximately $7.0 million in 2020, approximately $7.2 million in 2021 and approximately $3.1 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

17. Share-based Compensation

On April 11, 2014, HC2’s Board of Directors adopted the HC2 Holdings, Inc. Omnibus Equity Award Plan (the "2014 Plan"), which was originally approved at the annual meeting of stockholders held on June 12, 2014. On April 21, 2017, the Board of Directors, subject to stockholder approval, adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the "Amended 2014 Plan"). The Amended 2014 Plan was approved by HC2's stockholders at the annual meeting of stockholders held on June 14, 2017. Subject to adjustment as provided in the Amended 2014 Plan, the Amended 2014 Plan authorized the issuance of 3,500,000 shares of common stock of HC2, plus any shares that again become available for awards under the 2014 Plan.

On April 20, 2018, the Board of Directors, subject to stockholder approval, adopted the Second Amended and Restated 2014 Omnibus Equity Award Plan (the "Second A&R 2014 Plan"). The Second A&R 2014 Plan was approved by HC2's stockholders at the annual meeting of stockholders held on June 13, 2018. Subject to adjustment as provided in the Second A&R 2014 Plan, the Second A&R 2014 Plan authorizes the issuance of up to 3,500,000 shares of common stock of HC2 plus any shares that again become available for awards under the 2014 Plan or the Amended 2014 Plan.

The Second A&R 2014 Plan provides that no further awards will be granted pursuant to the Amended 2014 Plan. However, awards previously granted under either the 2014 Plan or the Amended 2014 Plan  will continue to be subject to and governed by the terms of the 2014 Plan and Amended 2014 Plan, respectively.  The Compensation Committee of HC2's Board of Directors administers the 2014 Plan, the Amended 2014 Plan and the Second A&R 2014 Plan and has broad authority to administer, construe and interpret the plans.

The Second A&R 2014 Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

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

The Company granted 662,769 and 331,616 options during the six months ended June 30, 2018 and 2017, respectively. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2018, and 2017 was $2.91 and $2.72, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Six Months Ended June 30,
	2018	2017
Expected option life (in years)	0.88 - 5.84	5.75 - 6.10
Risk-free interest rate	2.24 - 2.85%	1.84 - 2.22%
Expected volatility	47.51 - 47.89%	47.58 - 48.29%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $3.7 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $4.8 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2017	1,588,406	$5.36
Granted	2,073,612	$6.21
Vested	(263,189)	$5.53
Forfeited	(162,660)	$5.70
Unvested - June 30, 2018	3,236,169	$5.87

At June 30, 2018, the total unrecognized stock-based compensation expense related to unvested restricted stock was $14.9 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.6 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2017	6,989,856	$6.57
Granted	662,769	$5.45
Exercised	(102,242)	$4.92
Forfeited	(60,293)	$5.50
Expired	(157,434)	$9.00
Outstanding - June 30, 2018	7,332,656	$6.45

Eligible for exercise	6,049,223	$6.24

At June 30, 2018, the intrinsic value and average remaining life of the Company's outstanding options were $5.3 million and approximately 6.8 years, and intrinsic value and average remaining life of the Company's exercisable options were $5.0 million and approximately 6.5 years.

At June 30, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $2.3 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.2 years. There are 1,283,433 unvested stock options expected to vest, with a weighted average remaining life of 7.9 years, a weighted average exercise price of $7.42, and an intrinsic value of $0.3 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2018	December 31, 2017
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	12,500	12,500
Series A-2 shares issued and outstanding	14,000	14,000

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

For the six months ended June 30, 2018, 61,016 and 6,864 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Dividends

During the three and six months ended June 30, 2018 and 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

2018

Declaration Date	March 31, 2018	June 30, 2018
Holders of Record Date	March 31, 2018	June 30, 2018
Payment Date	April 16, 2018	July 17, 2018
Total Dividend	$500	$500

2017

Declaration Date	March 31, 2017	June 30, 2017
Holders of Record Date	March 31, 2017	June 30, 2017
Payment Date	April 17, 2017	July 17, 2017
Total Dividend	$563	$500

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.0 million  and $0.9 million of expenses under the Services Agreement for each of the three months ended June 30, 2018 and 2017, respectively. The Company recognized $1.9 million  and $1.9 million of expenses under the Services Agreement for each of the six months ended June 30, 2018 and 2017, respectively.

In addition, on June 25, 2018 the Company funded $0.8 million to Harbinger Capital Partners for a deposit in connection with its allocable portion of shared office space occupied by the Company.

GMSL

In November 2017, GMSL acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred expenses with Fugro for various survey and other contractual services. For the three months ended June 30, 2018, GMSL recognized $3.0 million of expenses for such services with Fugro. For the six months ended June 30, 2018, GMSL recognized $4.1 million of expenses for such services with Fugro.

As part of the Fugro trenching business acquisition in 2017, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. GMSL recognized interest expense on the note of $0.2 million for the three months ended June 30, 2018 and $0.4 million for the six months ended June 30, 2018.

The parent company of GMSL, Global Marine Holdings, LLC, incurred management fees of $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL also has transactions with several of their joint venture partners. A summary of transactions with such joint venture partners and balances outstanding are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$3,754	$4,701	$7,638	$12,097
Operating expenses	$606	$1,080	$1,038	$4,831
Interest expense	$335	$349	$686	$696
Dividends	$1,351	$—	$2,374	$632

	June 30, 2018	December 31, 2017
Accounts receivable	$4,425	$8,654
Long-term obligations	$31,542	$35,289
Accounts payable	$440	$1,925

Life Sciences

In 2017, R2 issued secured convertible note of $1.5 million to a related party, Blossom Innovations, LLC. As of June 30, 2018, the note with Blossom Innovation, LLC had an outstanding balance of $1.5 million.

Broadcasting

As part of the acquisition of DTV in 2017, Broadcasting issued $2.4 million in Senior Secured Promissory Notes ("DTV Notes") to the sellers of DTV, such notes constituting a portion of the consideration delivered in connection with the transaction. Subsequent to the transaction, the sellers entered into consulting agreements with DTV. The DTV Notes bear interest on the outstanding principal balance at an annual rate of 7%, interest payments are due quarterly and the principal amount on the DTV Notes are due on November 9, 2020. As of June 30, 2018, the DTV Notes had an outstanding balance of $2.4 million.
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

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2018	2017	2018	2017
Customer A	Telecommunications	11.9%	*	11.3%	*
* Less than 10% revenue concentration

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenue by Geographic Region
United States	$423,020	$338,404	$835,413	$680,509
United Kingdom	65,390	36,033	101,798	70,725
Other	8,369	4,215	13,258	17,986
Total	$496,779	$378,652	$950,469	$769,220

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue
Construction	$176,910	$138,906	$335,851	$251,628
Marine Services	68,376	36,386	105,098	80,565
Energy	7,078	4,095	11,580	8,382
Telecommunications	190,529	160,584	392,832	352,333
Insurance	43,750	38,269	83,950	74,295
Broadcasting	11,089	—	21,745	—
Other	1,056	412	3,409	2,017
Eliminations (1)	(2,009)	—	(3,996)	—
Total net revenue	496,779	378,652	950,469	769,220

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income (loss) from operations
Construction	11,780	7,982	17,873	13,713
Marine Services	2,755	(7,274)	(4)	(1,545)
Energy	1,508	(449)	861	(623)
Telecommunications	1,138	2,064	2,132	3,649
Insurance	3,943	2,959	6,949	3,228
Life Sciences	(6,548)	(3,607)	(9,796)	(6,730)
Broadcasting	(8,351)	—	(16,065)	—
Other	(1,239)	(4,268)	(1,427)	(5,781)
Non-operating Corporate	(8,495)	(8,602)	(15,804)	(16,134)
Eliminations (1)	(2,009)	—	(3,996)	—
Total loss from operations	(5,518)	(11,195)	(19,277)	(10,223)
Interest expense	(17,181)	(12,073)	(36,506)	(26,188)
Gain on sale of subsidiary	102,141	—	102,141	—
Income from equity investees	10,752	4,003	5,521	11,696
Other income (expenses), net	(968)	(3,193)	124	(8,334)
Income (loss) from continuing operations before income taxes	89,226	(22,458)	52,003	(33,049)
Income tax (expense) benefit	(9,462)	1,985	(11,093)	(3,306)
Net income (loss)	79,764	(20,473)	40,910	(36,355)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(24,398)	2,562	(20,540)	3,948
Net income (loss) attributable to HC2 Holdings, Inc.	55,366	(17,911)	20,370	(32,407)
Less: Preferred stock and deemed dividends from conversions	703	793	1,406	1,376
Net income (loss) attributable to common stock and participating preferred stockholders	$54,663	$(18,704)	$18,964	$(33,783)
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments in the amount of $2.0 million and$4.0 million for the three and six months ended June 30, 2018 respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and Amortization
Construction	$1,665	$1,240	$3,192	$2,880
Marine Services	6,429	5,255	13,257	10,340
Energy	1,359	1,381	2,703	2,629
Telecommunications	87	94	173	191
Insurance (2)	(1,320)	(1,063)	(2,254)	(2,121)
Life Sciences	53	41	111	79
Broadcasting	743	—	1,448	—
Other	21	331	42	661
Non-operating Corporate	20	16	41	33
Total	$9,057	$7,295	$18,713	$14,692
(2) Balance includes amortization of negative VOBA, which increases net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital Expenditures (3)
Construction	$2,817	$3,398	$4,162	$7,212
Marine Services	7,549	2,103	14,099	4,732
Energy	388	1,791	1,212	4,441
Telecommunications	7	10	107	40
Insurance	—	105	273	383
Life Sciences	29	147	50	198
Broadcasting	184	—	287	—
Other	8	50	8	13
Non-operating Corporate	8	2	36	—
Total	$10,990	$7,606	$20,234	$17,019
(3) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	June 30,	December 31,
	2018	2017
Investments
Construction	$165	$250
Marine Services	70,521	66,322
Insurance	1,455,183	1,493,589
Life Sciences	16,874	17,771
Other	2,433	1,518
Eliminations	(42,599)	(35,852)
Total	$1,502,577	$1,543,598

	June 30,	December 31,
	2018	2017
Property, Plant and Equipment—Net
United States	$159,123	$162,788
United Kingdom	203,787	204,866
Other	6,004	7,006
Total	$368,914	$374,660

	June 30,	December 31,
	2018	2017
Total Assets
Construction	$381,886	$342,806
Marine Services	399,994	389,500
Energy	80,864	83,607
Telecommunications	102,492	114,445
Insurance	2,085,429	2,117,045
Life Sciences	36,967	31,485
Broadcasting	145,430	136,690
Other	3,742	2,674
Non-operating Corporate	60,131	35,291
Eliminations	(42,599)	(35,852)
Total	$3,254,336	$3,217,691

21. Basic and Diluted Income (Loss) Per Common Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "treasury" method as this measurement was determined to be more dilutive between the two available methods in each period.

The following potential common shares were excluded from diluted EPS for the three and six months ended June 30, 2018 as the shares were antidilutive: 2,019,972 for outstanding warrants to purchase the Company's stock and 4,787,602 for convertible preferred stock.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2017, due to the results of operations being a loss from continuing operations, net of tax.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stock and participating preferred stockholders	$54,663	$(18,704)	$18,964	$(33,783)
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average Common stock outstanding	44,180	42,691	44,114	42,322
Unvested Restricted Stock	399	—	317	—
Preferred stock (as-converted basis)	4,787	—	4,787	—
Total	49,366	42,691	49,218	42,322

Percentage of loss allocated to:
Common stock	89.5%	100.0%	89.6%	100.0%
Unvested Restricted Stock	0.8%	—%	0.6%	—%
Preferred stock	9.7%	—%	9.7%	—%

Net Income (loss) attributable to Common stock, Basic	$48,921	$(18,704)	$16,997	$(33,783)

Distributed and Undistributed earnings to Common Shareholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares	$120	$—	$36	$—
Income from the dilutive impact of subsidiary securities	(28)	—	—	—
Net Income (loss) attributable to Common stock, Diluted	$49,013	$(18,704)	$17,033	$(33,783)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - Basic	44,180	42,691	44,114	42,322
Effect of assumed shares under treasury stock method for stock options and restricted shares	1,323	—	1,170	—
Weighted average common shares outstanding - Diluted	45,503	42,691	45,284	42,322

Net income (loss) attributable to Participating security holders - Basic	$1.11	$(0.44)	$0.39	$(0.80)
Net income (loss) attributable to Participating security holders - Diluted	$1.08	$(0.44)	$0.38	$(0.80)

22. Subsequent Events

Subsequent to June 30, 2018, the Broadcasting segment entered into multiple asset purchase agreements ("APAs"), for consideration of up to $19.8 million, of which $7.3 million are subject to FCC approval and / or closing conditions as of the filing date. The Broadcasting segment closed on multiple APAs for a total consideration of $24.3 million, of which $12.5 million was related to APAs entered into subsequent to June 30, 2018.

On July 23, 2018, in connection with the signed agreement to purchase the long-term care block of Humana, which is subject to regulatory approval as of the date of this filing, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. At the same time, and as a further inducement to Humana to purchase the Surplus Note, the Company entered into a Note Purchase Agreement with Humana pursuant to which the Company agreed to purchase the Surplus Note from Humana in the event CGI fails to pay all amounts thereunder when due.

On July 24, 2018, the DBMG Facility was amended, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at LIBOR plus 2.5%. The temporary borrowing base increase and related interest expire October 23, 2018.

On August 6, 2018, in connection with a private placement at Inseego Corp., an equity method investment of the Company, Philip Falcone stepped down as Chairman of the Board of Directors of Inseego.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On August 7, 2018, certain subsidiaries of the Broadcasting segment entered into several financing transactions, generating approximately $38.1 million of proceeds, which will be used for pending and potential acquisitions, to replenish amounts previously expended on recent acquisitions of broadcasting assets, general corporate purposes, and to pay related fees and expenses. Those financing transactions consisted of the following:

•
HC2 Station Group, Inc., (“HC2 Station"), HC2 LPTV (together with HC2 Station, the “Borrowers”), indirect wholly-owned subsidiaries of the Broadcasting segment, issued a $35.0 million 364-day Secured Note (the “Secured Note”) to certain institutional investors (the "Institutional Investors"). The Secured Note bears interest at a rate of 8.50%, payable at maturity.

•	The Institutional Investors purchased 2.0% of the outstanding common stock of HC2 Broadcasting (the “Equity Purchase”) for an aggregate purchase price of approximately $3.1 million.

•
HC2 Broadcasting also issued a warrant (the “Warrant”) to the Institutional Investors to purchase an additional 2.0% of the common stock of HC2 Broadcasting outstanding immediately after consummation of the Equity Purchase for what would be an aggregate purchase price of approximately $3.7 million if exercised as of the issuance date, and as may be adjusted at any future exercise of the Warrant pursuant to its terms.  The Warrant has a five-year term and is immediately exercisable.

The issuance and sale of the Secured Note, the Equity Purchase and the issuance of the Warrant are collectively referred to as the “HC2 Broadcasting Transactions”. The Equity Purchase and the issuance of the Warrant were, and the issuance of shares of HC2 Broadcasting common stock pursuant to the Warrant will be, issued in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

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

Our Operations

Refer to Note 1. Organization and Business to our unaudited Condensed Consolidated Financial Statements for additional information.

Seasonality

Our industries can be highly cyclical and subject to seasonal patterns. Our volume of business in our Construction and Marine Services segments may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

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

For the six months ended June 30, 2018, wholly-owned subsidiaries of the Broadcasting segment entered into asset purchase agreements ("APAs"), which are subject to FCC approval and closing conditions, for a total consideration of $36.5 million. For the six months ended June 30, 2018, certain transactions signed received FCC approval and closed for a total consideration of $13.2 million.

Subsequent to June 30, 2018, the Broadcasting segment entered into multiple APAs, for consideration of up to $19.8 million, of which $7.3 million are subject to FCC approval and/or closing conditions as of the filing date. The Broadcasting segment closed on multiple APAs for a total consideration of $24.3 million, of which $12.5 million was related to APAs entered into subsequent to June 30, 2018.

Dispositions

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. Escrow will be released within fifteen months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive $512.2 million.
Debt Issuance

On February 4, 2018, Broadcasting entered into a First Amendment to its loan agreement ("Bridge Loan"), which amends the existing Bridge Loan, to add an additional $27.0 million in principal borrowing capacity to its existing credit agreement.

On February 6, 2018, Broadcasting borrowed $42.0 million in principal amount of the Bridge Loan, the net proceeds of which were used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loans, and for general corporate purposes. The total aggregate principal amount of the Bridge Loan outstanding after the February 6, 2018 borrowing was $102.0 million.

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million.

The DBMG Facility was amended effective April 5, 2018, modifying the Revolving Line by increasing the maximum amount of the advance to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024.

The DBMG Facility was further amended on July 24, 2018, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at LIBOR plus 2.5%. The temporary borrowing base increase and related interest expire October 23, 2018.

On May 3, 2018, HC2 priced $110.0 million aggregate principal amount of 11.0% Senior Secured Notes due 2019 (the “Notes”) issued at a premium of 102.0% of the principal amount. The Company used the net proceeds from the issuance of the Notes to refinance all of the Broadcasting outstanding Bridge Loan, for working capital for the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and investments.

On July 23, 2018, in connection with the signed agreement to purchase the long-term care block of Humana, which is subject to regulatory approval as of the date of this filing, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. At the same time, and as a further inducement to Humana to purchase the Surplus Note, the Company entered into a Note Purchase Agreement with Humana pursuant to which the Company agreed to purchase the Surplus Note from Humana in the event CGI fails to pay all amounts thereunder when due.

On August 7, 2018, certain subsidiaries of the Broadcasting segment entered into several financing transactions, generating approximately $38.1 million of proceeds, which will be used for pending and potential acquisitions, to replenish amounts previously expended on recent acquisitions of broadcasting assets, general corporate purposes, and to pay related fees and expenses. Those financing transactions consisted of the following:

•
HC2 Station Group, Inc., (“HC2 Station"), HC2 LPTV (together with HC2 Station, the “Borrowers”), indirect wholly-owned subsidiaries of the Broadcasting segment, issued a $35.0 million 364-day Secured Note (the “Secured Note”) to certain institutional investors (the "Institutional Investors"). The Secured Note bears interest at a rate of 8.50%, payable at maturity.

•	The Institutional Investors purchased 2.0% of the outstanding common stock of HC2 Broadcasting (the “Equity Purchase”) for an aggregate purchase price of approximately $3.1 million.

•
HC2 Broadcasting also issued a warrant (the “Warrant”) to the Institutional Investors to purchase an additional 2.0% of the common stock of HC2 Broadcasting outstanding immediately after consummation of the Equity Purchase for what would be an aggregate purchase price of approximately $3.7 million if exercised as of the issuance date, and as may be adjusted at any future exercise of the Warrant pursuant to its terms.  The Warrant has a five-year term and is immediately exercisable.

The issuance and sale of the Secured Note, the Equity Purchase and the issuance of the Warrant are collectively referred to as the “HC2 Broadcasting Transactions”. The Equity Purchase and the issuance of the Warrant were, and the issuance of shares of HC2 Broadcasting common stock pursuant to the Warrant will be, issued in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act.
Dividends

During the six months ended June 30, 2018, HC2 received $1.8 million in dividends from the Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the six months ended June 30, 2018, HC2 received $4.0 million from DBMG under the tax sharing agreement.

Other

As a result of the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, all Alternative Fuel Tax Credit ("AFETC") revenue for vehicle fuel ANG sold in 2017 was collected in the second quarter of 2018. Net revenue after customer rebates for such credits for 2017 were $2.6 million, which was recognized during the second quarter of 2018, the period in which the credit became available.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

Results of Operations

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue
Construction	$176,910	$138,906	$38,004	$335,851	$251,628	$84,223
Marine Services	68,376	36,386	31,990	105,098	80,565	24,533
Energy	7,078	4,095	2,983	11,580	8,382	3,198
Telecommunications	190,529	160,584	29,945	392,832	352,333	40,499
Insurance	43,750	38,269	5,481	83,950	74,295	9,655
Broadcasting	11,089	—	11,089	21,745	—	21,745
Other	1,056	412	644	3,409	2,017	1,392
Eliminations (1)	(2,009)	—	(2,009)	(3,996)	—	(3,996)
Total net revenue	496,779	378,652	118,127	950,469	769,220	181,249

Income (loss) from operations
Construction	11,780	7,982	3,798	17,873	13,713	4,160
Marine Services	2,755	(7,274)	10,029	(4)	(1,545)	1,541
Energy	1,508	(449)	1,957	861	(623)	1,484
Telecommunications	1,138	2,064	(926)	2,132	3,649	(1,517)
Insurance	3,943	2,959	984	6,949	3,228	3,721
Life Sciences	(6,548)	(3,607)	(2,941)	(9,796)	(6,730)	(3,066)
Broadcasting	(8,351)	—	(8,351)	(16,065)	—	(16,065)
Other	(1,239)	(4,268)	3,029	(1,427)	(5,781)	4,354
Non-operating Corporate	(8,495)	(8,602)	107	(15,804)	(16,134)	330
Eliminations (1)	(2,009)	—	(2,009)	(3,996)	—	(3,996)
Total loss from operations	(5,518)	(11,195)	5,677	(19,277)	(10,223)	(9,054)

Interest expense	(17,181)	(12,073)	(5,108)	(36,506)	(26,188)	(10,318)
Gain on sale of subsidiary	102,141	—	102,141	102,141	—	102,141
Income from equity investees	10,752	4,003	6,749	5,521	11,696	(6,175)
Other income (expenses), net	(968)	(3,193)	2,225	124	(8,334)	8,458
Income (loss) from continuing operations before income taxes	89,226	(22,458)	111,684	52,003	(33,049)	85,052
Income tax (expense) benefit	(9,462)	1,985	(11,447)	(11,093)	(3,306)	(7,787)
Net income (loss)	79,764	(20,473)	100,237	40,910	(36,355)	77,265
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(24,398)	2,562	(26,960)	(20,540)	3,948	(24,488)
Net income (loss) attributable to HC2 Holdings, Inc.	55,366	(17,911)	73,277	20,370	(32,407)	52,777
Less: Preferred stock and deemed dividends from conversions	703	793	(90)	1,406	1,376	30
Net income (loss) attributable to common stock and participating preferred stockholders	$54,663	$(18,704)	$73,367	$18,964	$(33,783)	$52,747
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments in the amount of $2.0 million and $4.0 million for the three and six months ended June 30, 2018 respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Net revenue: Net revenue for the three months ended June 30, 2018 increased $118.1 million to $496.8 million from $378.7 million for the three months ended June 30, 2017. The Construction segment revenues increased due primarily to increased activity on two large commercial projects in the West region, a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period as those projects entered the pre-assembly and erection phases, respectively. Increased revenues from the Marine Services segment were attributed to the increased scale and timing of GMSL telecom and offshore power installation projects under execution over the comparable periods, and from growth in offshore power repair and telecom maintenance revenues. Further, there was an increase in the Telecommunications segment, as a result of normal fluctuations in wholesale traffic volumes, and from the Broadcasting segment driven by revenue contribution from entities which were predominantly acquired in the fourth quarter of 2017.

Loss from operations: Loss from operations for the three months ended June 30, 2018 decreased $5.7 million to $5.5 million from $11.2 million for the three months ended June 30, 2017. The decrease was driven by the Marine Services segment due to significant increases in offshore cable installation and repair jobs in the second quarter, and our Construction segment, due to increased fabrication activity on two large commercial projects in the West region, both which contributed greater revenue when compared to the previous period. This was offset by the cost of operations of the Broadcasting segment whose subsidiaries were predominantly acquired in the fourth quarter of 2017.

Interest expense: Interest expense for the three months ended June 30, 2018 increased $5.1 million to $17.2 million from $12.1 million for the three months ended June 30, 2017. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes and Bridge Loans compared to the previous period.

Gain on sale of subsidiary: Gain on sale of subsidiary for the three months ended June 30, 2018 increased $102.1 million. The increase was attributable to the Life Sciences segment sale of BeneVir in which the Company recorded a gain on the sale of $102.1 million.

Income from equity investees: Income from equity investees for the three months ended June 30, 2018 increased $6.7 million to $10.8 million from $4.0 million for the three months ended June 30, 2017. The increase in income was primarily driven by our Marine Services segment, principally from its equity interests in Huawei Marine Network ("HMN"), driven by a higher level of project activity and the timing of projects.

Other income (expenses), net: Other expenses, net for the three months ended June 30, 2018 decreased $2.2 million to $1.0 million compared to $3.2 million for the three months ended June 30, 2017. The decrease is attributable to impairment expenses incurred in the comparable period which did not reoccur in 2018. This was partially offset by a current period loss on extinguishment of debt at our Broadcasting segment, net of an increase in foreign currency transaction gain.

Income tax (expense) benefit: Income tax expense (benefit) was an expense of $9.5 million and a benefit of $2.0 million for the three months ended June 30, 2018 and 2017, respectively. The income tax expense recorded for the three months ended June 30, 2018 relates primarily to the projected expense as calculated under ASC 740 for tax paying entities. The income tax expense generated from the sale of BeneVir are offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. Additionally, the tax benefits associated with losses generated by certain businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for three months ended June 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Net revenue: Net revenue for the six months ended June 30, 2018 increased $181.2 million to $950.5 million from $769.2 million for the six months ended June 30, 2017. The increase was driven by the Construction segment due primarily to increased activity on two large commercial projects in the West region, a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period as those projects entered the pre-assembly and erection phases, respectively. Further, the increase was contributed by the Marine Services segment largely attributed to the increased scale and timing of GMSL telecom and offshore power installation projects under execution over the comparable periods. Additionally, growth in offshore power repair and telecom maintenance revenues contributed to the increase. Finally, the increase was driven by revenues from the entities comprising the Broadcasting segment driven by revenue contribution from entities which were predominantly acquired in the fourth quarter of 2017.

Loss from operations: Income (loss) from operations for the six months ended June 30, 2018 increased $9.1 million to a loss of $19.3 million from a loss of $10.2 million for the six months ended June 30, 2017. The increase was driven by the cost of operations of the Broadcasting segment whose subsidiaries were predominantly acquired in the fourth quarter of 2017, and our life sciences segment, due largely from the legal and disposition costs associated with the sale of BeneVir. This was offset by the Construction segment due to increased fabrication activity on two large commercial projects in the West region.

Interest expense: Interest expense for the six months ended June 30, 2018 increased $10.3 million to $36.5 million from $26.2 million for the six months ended June 30, 2017. The increase was attributable to the interest expense associated with the Broadcasting segment's Bridge Loan, which was repaid in May of 2018, and the net increase of the aggregate principal amount of our 11.0% Notes and Bridge Loan compared to the previous period.

Gain on sale of subsidiary: Gain on sale of subsidiary for the six months ended June 30, 2018 increased $102.1 million. The increase was attributable to the Life Sciences segment sale of BeneVir in which the Company recorded a gain on the sale of $102.1 million.

Income from equity investees: Income from equity investees for the six months ended June 30, 2018 decreased $6.2 million to $5.5 million from $11.7 million for the six months ended June 30, 2017. The decrease in income was primarily driven by our Marine Services segment, principally driven by HMN. While its second quarter of 2018 results were strong, HMN recorded a loss in the first quarter as the joint venture recorded negligible revenues on large turnkey projects underway due to normal project cycle. In the prior period, there were comparatively strong results driven by a higher level of project activity.

Other income (expenses), net: Other income (expenses), net for the six months ended June 30, 2018 decreased $8.5 million to income of $0.1 million compared to an expense of $8.3 million for the six months ended June 30, 2017. The decrease is attributable to impairment expenses incurred in the prior period which did not reoccur in 2018. This was partially offset by a current period loss on extinguishment of debt at our Broadcasting segment, net of an increase in foreign currency transaction gains.

Income tax expense: Income tax expense was $11.1 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. The income tax expense recorded for the six months ended June 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir are offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. Additionally, the tax benefits associated with losses generated by certain businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.  The income tax expense recorded for June 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

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

Construction Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$176,910	$138,906	$38,004	$335,851	$251,628	$84,223

Cost of revenue	149,105	115,366	33,739	284,790	206,478	78,312
Selling, general and administrative expenses	14,347	14,465	(118)	29,568	28,951	617
Depreciation and amortization	1,665	1,240	425	3,192	2,880	312
Other operating (income) expense	13	(147)	160	428	(394)	822
Income from operations	$11,780	$7,982	$3,798	$17,873	$13,713	$4,160

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net revenue: Net revenue from our Construction segment for the three months ended June 30, 2018 increased $38.0 million to $176.9 million from $138.9 million for the three months ended June 30, 2017. Net revenue from our Construction segment for the six months ended June 30, 2018 increased $84.3 million to $335.9 million from $251.6 million for the six months ended June 30, 2017. The increases were due primarily to increased activity on two large commercial projects in the West region, a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period as those projects entered the pre-assembly and erection phases, respectively.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended June 30, 2018 increased $33.7 million to $149.1 million from $115.4 million for the three months ended June 30, 2017. Cost of revenue from our Construction segment for the six months ended June 30, 2018 increased $78.3 million to $284.8 million from $206.5 million for the six months ended June 30, 2017. The increases were due primarily to the overall growth in project revenues and expansion in backlog, including higher staffing costs associated with the timing of fabrication, pre-assembly and erection work on large complex projects.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the six months ended June 30, 2018 increased $0.6 million to $29.6 million from $29.0 million for the six months ended June 30, 2017. The increase was due primarily to the higher employee-related costs, professional fees, and general and administrative costs associated with the overall growth in the company.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended June 30, 2018 increased $0.5 million to $1.7 million from $1.2 million for the three months ended June 30, 2017. Depreciation and amortization from our Construction segment for the six months ended June 30, 2018 increased $0.3 million to $3.2 million from $2.9 million for the six months ended June 30, 2017. The increases were due to the depreciation of additional equipment obtained in the acquisition of Mountain States Steel and the additional equipment acquired to meet the increased demand resulting from large complex projects and backlog.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the three months ended June 30, 2018 decreased by $0.2 million to zero. The decrease in income was primarily driven by fewer disposals of assets in the current quarter compared to the previous year. Other operating (income) expense from our Construction segment for the six months ended June 30, 2018 decreased by $0.8 million to an expense of $0.4 million from income of $0.4 million for the six months ended June 30, 2017. The decrease in income was primarily driven by gains on asset sales in the prior year which were not repeated in the current year.

Marine Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$68,376	$36,386	$31,990	$105,098	$80,565	$24,533

Cost of revenue	53,973	33,468	20,505	84,040	65,297	18,743
Selling, general and administrative expenses	5,244	4,882	362	10,466	9,724	742
Depreciation and amortization	6,429	5,255	1,174	13,257	10,340	2,917
Other operating (income) expense	(25)	55	(80)	(2,661)	(3,251)	590
Income (loss) from operations	$2,755	$(7,274)	$10,029	$(4)	$(1,545)	$1,541

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net revenue: Net revenue from our Marine Services segment for the three months ended June 30, 2018 increased $32.0 million to $68.4 million from $36.4 million for the three months ended June 30, 2017. Net revenue from our Marine Services segment for the six months ended June 30, 2018 increased $24.5 million to $105.1 million from $80.6 million for the six months ended June 30, 2017. The growth in revenues can be primarily attributed to the increased scale and timing of GMSL telecom and offshore power installation projects under execution over the comparable periods. Additionally, growth in offshore power repair and telecom maintenance revenues further contributed to the increase.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended June 30, 2018 increased $20.5 million to $54.0 million from $33.5 million for the three months ended June 30, 2017. Cost of revenue from our Marine Services segment for the six months ended June 30, 2018 increased $18.7 million to $84.0 million from $65.3 million for the six months ended June 30, 2017. The increases were primarily driven by the growth in telecom and offshore power installation project revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the six months ended June 30, 2018 increased $0.7 million to $10.5 million from $9.7 million for the six months ended June 30, 2017. The increase was due primarily to the higher compensation costs and professional fees.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended June 30, 2018 increased $1.2 million, to $6.4 million from $5.3 million for the three months ended June 30, 2017. Depreciation and amortization from our Marine Services segment for the six months ended June 30, 2018 increased $2.9 million, to $13.3 million from $10.3 million for the six months ended June 30, 2017. The increases in depreciation are largely attributable to the acquisition of the Fugro vessel and trenching assets in the fourth quarter of 2017 which was subsequent to the comparable periods.

Other operating (income) expense: Other operating (income) expense from our Marine Services segment for the six months ended June 30, 2018 decreased $0.6 million to $2.7 million of income from $3.3 million of income compared to the six months ended June 30, 2017. The gain recognized on the sale of a maintenance vessel in 2017 was greater than the sale of a similar vessel in the current period.

Energy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$7,078	$4,095	$2,983	$11,580	$8,382	$3,198

Cost of revenue	2,686	2,328	358	5,611	4,835	776
Selling, general and administrative expenses	1,440	816	624	2,351	1,527	824
Depreciation and amortization	1,359	1,381	(22)	2,703	2,629	74
Other operating expense	85	19	66	54	14	40
Income (loss) from operations	$1,508	$(449)	$1,957	$861	$(623)	$1,484

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net revenue: Net revenue from our Energy segment for the three months ended June 30, 2018 increased $3.0 million to $7.1 million from $4.1 million for the three months ended June 30, 2017. Net revenue from our Energy segment for the six months ended June 30, 2018 increased $3.2 million to $11.6 million from $8.4 million for the six months ended June 30, 2017. The increases were largely driven by $2.6 million of AFETC related to 2017 CNG sales that were recognized in the second quarter of 2018 and is not present in the comparable period. The increases were further driven by the addition of revenues from renewable energy tax credits related to the sale of renewable natural gas (“RNG”).

Cost of revenue: Cost of revenue from our Energy segment for the three months ended June 30, 2018 increased $0.4 million to $2.7 million from $2.3 million for the three months ended June 30, 2017. Cost of revenue from our Energy segment for the six months ended June 30, 2018 increased $0.8 million to $5.6 million from $4.8 million for the six months ended June 30, 2017. The increases were driven by increased utility and supply costs associated with delivering CNG to our customers when compared to the previous periods.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the three months ended June 30, 2018 increased $0.6 million to $1.4 million from $0.8 million for the three months ended June 30, 2017. Selling, general and administrative expenses from our Energy segment for the six months ended June 30, 2018 increased $0.8 million to $2.4 million from $1.5 million for the six months ended June 30, 2017. The increases were driven by a general increase in expenses required to support the overall growth in the company.

Other operating expense: Other operating expense from our Energy segment for the three and six months ended June 30, 2018 increased $0.1 million, driven by the impairment of station assets.

Telecommunications Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$190,529	$160,584	$29,945	$392,832	$352,333	$40,499

Cost of revenue	186,583	156,426	30,157	385,394	343,970	41,424
Selling, general and administrative expenses	2,721	2,000	721	5,133	4,523	610
Depreciation and amortization	87	94	(7)	173	191	(18)
Income from operations	$1,138	$2,064	$(926)	$2,132	$3,649	$(1,517)

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net revenue: Net revenue from our Telecommunications segment for the three months ended June 30, 2018 increased $29.9 million to $190.5 million from $160.6 million for the three months ended June 30, 2017. Net revenue from our Telecommunications segment for the six months ended June 30, 2018 increased $40.5 million to $392.8 million from $352.3 million for the six months ended June 30, 2017. The increases are attributed to fluctuations in wholesale traffic volumes, which can result in period-to-period variability in revenue contribution as the sales team remains focused on expansion into underrepresented markets.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended June 30, 2018 increased $30.2 million to $186.6 million from $156.4 million for the three months ended June 30, 2017. Cost of revenue from our Telecommunications segment for the six months ended June 30, 2018 increased $41.4 million to $385.4 million from $344.0 million for the six months ended June 30, 2017. The increases were directly correlated to the fluctuations in wholesale traffic volumes, in addition to reductions in margin due to call termination rate changes.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the three months ended June 30, 2018 increased $0.7 million to $2.7 million from $2.0 million for the three months ended June 30, 2017. Selling, general and administrative expenses from our Telecommunications segment for the six months ended June 30, 2018 increased $0.6 million to $5.1 million from $4.5 million for the six months ended June 30, 2017. The increases were driven by an increase in compensation expense due to headcount increases and professional fees required to support operations.

Insurance Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Life, accident and health earned premiums, net	$19,905	$20,235	$(330)	$39,945	$40,176	$(231)
Net investment income	19,342	16,939	2,403	37,066	32,243	4,823
Net realized and unrealized gains on investments	4,503	1,095	3,408	6,939	1,876	5,063
Net revenue	43,750	38,269	5,481	83,950	74,295	9,655

Policy benefits, changes in reserves, and commissions	35,391	30,443	4,948	67,674	61,930	5,744
Selling, general and administrative	5,736	5,930	(194)	11,581	11,258	323
Depreciation and amortization	(1,320)	(1,063)	(257)	(2,254)	(2,121)	(133)
Income from operations (1)	$3,943	$2,959	$984	$6,949	$3,228	$3,721
(1) Included in the Insurance segment revenues are effects of mark-to-market adjustments in the amount of $2.0 million and $4.0 million for the three and six months ended June 30, 2018, respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net investment income: Net investment income from our Insurance segment for the three months ended June 30, 2018 increased $2.4 million to $19.3 million from $16.9 million for the three months ended June 30, 2017. Net investment income from our Insurance segment for the six months ended June 30, 2018 increased $4.8 million to $37.1 million from $32.2 million for the six months ended June 30, 2017. The increase in net investment income was primarily due to higher average invested fixed maturity securities and mortgage loans and rotation into higher-yielding investments.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the three months ended June 30, 2018 increased $3.4 million to $4.5 million from $1.1 million for the three months ended June 30, 2017. Net realized and unrealized gains on investments from our Insurance segment for the six months ended June 30, 2018 increased $5.1 million to $6.9 million from $1.9 million for the six months ended June 30, 2017. The increases were driven by the adoption of ASU 2016-01. Commencing January 1, 2018, the Company records changes in fair value of equity securities to Net realized and unrealized gains on investments.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended June 30, 2018 increased $4.9 million to $35.4 million from $30.4 million for the three months ended June 30, 2017. This increase was primarily due to increased claim incidence for the aging long term care liabilities. Policy benefits, changes in reserves, and commissions from our Insurance segment for the six months ended June 30, 2018 increased $5.7 million to $67.7 million from $61.9 million for the six months ended June 30, 2017. The increase was primarily due to increased claim incidence for the aging long-term care liabilities partially offset by a smaller increase in reserves due to the timing of conditional non-forfeiture option activity related to rate increase implementations in 2017 and 2018.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$6,495	$3,566	$2,929	$9,685	$6,651	$3,034
Depreciation and amortization	53	41	12	111	79	32
Loss from operations	$(6,548)	$(3,607)	$(2,941)	$(9,796)	$(6,730)	$(3,066)

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Selling, general and administrative expenses: Selling, general and administrative expenses increased $2.9 million and $3.0 million for the three and six months ended June 30, 2018, driven by the $2.4 million of disposition costs associated with the sale of BeneVir and an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Broadcasting

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenue	$11,089	$21,745

Cost of revenue	7,216	13,967
Selling, general and administrative expenses	11,369	22,283
Depreciation and amortization	743	1,448
Other operating (income) expense	112	112
Loss from operations	$(8,351)	$(16,065)

In 2018, the Broadcasting segment's entities met the definition of a Segment in accordance with ASC 280. The entities in the new segment did not exist in the comparable periods, therefore, there is no comparable data.

Net revenue: Net revenue from our Broadcasting segment for the three and six months ended June 30, 2018 was $11.1 million and $21.7 million, respectively. The revenue for both periods was primarily attributable to broadcast advertising revenues, net of agency commissions, local marketing agreement revenue ("LMA") mainly attributable to the broadcasting operational stations, and retransmission revenue.

For the three months ended June 30, 2018, the Broadcasting segment recognized $7.0 million in advertising revenue, $2.8 million in LMA revenue and $0.9 million in retransmission revenue.

For the six months ended June 30, 2018, the Broadcasting segment recognized $13.8 million in advertising revenue, $5.5 million in LMA revenue, and $1.9 million in retransmission revenue.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three and six months ended June 30, 2018 was $7.2 million and $14.0 million, respectively, primarily attributable to programming, transmission costs, and audience measurement, as well as direct station expenses associated with operating our OTA broadcasting stations.

For the three months ended June 30, 2018, the Broadcasting segment incurred $1.9 million in programming fees, $2.1 million in transmission costs, and $2.0 million in audience measurement costs. In addition, the Broadcasting segment incurred $1.3 million of direct station expenses, largely driven by tower rent and utilities.

For the six months ended June 30, 2018, the Broadcasting segment incurred $3.5 million in programming fees, $4.2 million in transmission costs, and $3.9 million in audience measurement costs. In addition, the Broadcasting segment incurred $2.4 million of direct station expenses, largely driven by tower rent and utilities.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three and six months ended June 30, 2018 was $11.4 million and $22.3 million, respectively, primarily attributable to compensation costs and legal fees.

For the three months ended June 30, 2018, the Broadcasting segment's selling, general and administrative expenses were primarily attributable to compensation costs of $5.6 million, $0.9 million in legal fees, driven by acquisition activities; and a mix of rent, consulting, insurance, and other general operating expenses of the Broadcasting entities.

For the six months ended June 30, 2018, the Broadcasting segment's selling, general and administrative expenses were primarily attributable to compensation costs of $10.9 million, $2.8 million in legal fees, driven by acquisition activities; and a mix of rent, consulting, insurance, and other general operating expenses of the Broadcasting entities.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three and six months ended June 30, 2018 was $0.7 million and $1.4 million, respectively, driven by fixed assets and definite lived intangible assets acquired in 2017 and 2018.

Other operating (income) expense: Other operating (income) expense from our Broadcasting segment for the three and six months ended June 30, 2018 of $0.1 million was driven by the impairment of licenses dismissed by the FCC.

Other Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$1,056	$412	$644	$3,409	$2,017	$1,392

Cost of revenue	1,046	1,076	(30)	2,481	2,498	(17)
Selling, general and administrative expenses	1,228	1,462	(234)	2,313	2,828	(515)
Depreciation and amortization	21	331	(310)	42	661	(619)
Other operating expense	—	1,811	(1,811)	—	1,811	(1,811)
Loss from operations	$(1,239)	$(4,268)	$3,029	$(1,427)	$(5,781)	$4,354

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net revenue: Net revenue from our Other segment for the three months ended June 30, 2018 increased $0.6 million, to $1.1 million from $0.4 million for the three months ended June 30, 2017. Net revenue from our Other segment for the six months ended June 30, 2018 increased $1.4 million, to $3.4 million from $2.0 million for the six months ended June 30, 2017. The increases were primarily driven by 704Games due to an increase in mobile game sales and console game sales from the NASCAR® Heat 2 game, which was released in September 2017. These sales outperformed the sales of its predecessor NASCAR® Heat Evolution console game in the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended June 30, 2018 decreased $0.2 million to $1.2 million from $1.5 million for the three months ended June 30, 2017. Selling, general and administrative expenses from our Other segment for the six months ended June 30, 2018 decreased $0.5 million to $2.3 million from $2.8 million for the six months ended June 30, 2017. The decreases were driven by a reduction of operating costs.

Depreciation and amortization: Depreciation and amortization from our Other segment for the three months ended June 30, 2018 decreased $0.3 million, to $0.0 million from $0.3 million for the three months ended June 30, 2017. Depreciation and amortization from our Other segment for the six months ended June 30, 2018 decreased $0.7 million, to $0.0 million from $0.7 million for the six months ended June 30, 2017. The decreases in depreciation were driven by definite lived intangible assets which became fully depreciated in the current period.

Other operating expense: Other operating expense from our Other segment decreased $1.8 million when compared to the previous periods as there was a nonrecurring impairment expense of NerVve Technologies, Inc.'s goodwill and property, plant and equipment in the second quarter of 2017.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$8,475	$8,586	$(111)	$15,763	$16,101	$(338)
Depreciation and amortization	20	16	4	41	33	8
Loss from operations	$(8,495)	$(8,602)	$107	$(15,804)	$(16,134)	$330

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2018 decreased $0.1 million to $8.5 million from $8.6 million for the three months ended June 30, 2017. Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2018 decreased $0.3 million to $15.8 million from $16.1 million for the six months ended June 30, 2017. The decreases were driven by a reduction of acquisition related expenses incurred compared to the prior period, offset in part by an increase in stock compensation expense as a result of new grants in 2018.

Income (loss) from Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Construction	$(71)	$—	$(71)	$(85)	$—	$(85)
Marine Services	11,553	5,461	6,092	7,743	14,255	(6,512)
Life Sciences	(730)	(1,420)	690	(2,137)	(2,502)	365
Other	—	(38)	38	—	(57)	57
Income from equity investments	$10,752	$4,003	$6,749	$5,521	$11,696	$(6,175)

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Marine Services: Income from equity investments in our Marine Services segment for the three months ended June 30, 2018 increased $6.1 million to $11.6 million from $5.5 million for the three months ended June 30, 2017. The increase was principally driven by HMN, due to a higher level of project activity in the current period. Income from equity investments in our Marine Services segment for the six months ended June 30, 2018 decreased $6.5 million to $7.7 million from $14.3 million for the six months ended June 30, 2017. The decrease was principally driven by HMN. While its second quarter of 2018 results were strong, HMN recorded a loss in the first quarter as the joint venture recorded negligible revenues on large turnkey projects underway due to normal project cycle. In the prior period, there were comparatively stronger results driven by a higher level of project activity, largely in the first quarter of 2017.

Life Sciences: Loss from equity investments from our Life Sciences segment for the three months ended June 30, 2018 decreased $0.7 million to $0.7 million from $1.4 million for the three months ended June 30, 2017. Loss from equity investments from our Life Sciences segment for the six months ended June 30, 2018 decreased $0.4 million to a loss of $2.1 million from a loss of $2.5 million for the six months ended June 30, 2017. The decreases were largely due to lower equity method losses recorded from our investment in Medibeacon as clinical trials on the MB-102 technology, which have been ongoing throughout 2018, began to wind down during the second quarter of 2018.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; and acquisition and disposition costs.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

(in thousands)	Three Months Ended June 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$55,366
Less: Net Income attributable to HC2 Holdings Insurance segment									565
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(2,009)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$7,397	$10,864	$679	$1,040	$74,124	$(11,816)	$(552)	$(24,926)	$56,810
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,665	6,429	1,359	87	53	743	21	20	10,377
Depreciation and amortization (included in cost of revenue)	1,686	—	—	—	—	—	—	—	1,686
Amortization of equity method fair value adjustment at acquisition	—	(370)	—	—	—	—	—	—	(370)
Asset impairment expense	—	—	277	—	—	104	—	—	381
(Gain) loss on sale or disposal of assets	13	(25)	(192)	—	—	8	—	—	(196)
Interest expense	458	1,328	426	—	—	1,523	—	13,446	17,181
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2,537	—	—	2,537
Gain on sale of subsidiary	—	—	—	—	(102,141)	—	—	—	(102,141)
Other (income) expense, net	(66)	(1,981)	66	99	56	93	121	226	(1,386)
Foreign currency (gain) loss (included in cost of revenue)	—	(420)	—	—	—	—	—	—	(420)
Income tax (benefit) expense	3,318	68	13	—	1	14	(272)	2,759	5,901
Noncontrolling interest	601	4,030	324	—	20,679	(700)	(536)	—	24,398
Bonus to be settled in equity	—	—	—	—	—	—	—	175	175
Share-based payment expense	—	476	2	—	18	349	200	2,660	3,705
Acquisition and disposition costs	456	—	—	49	2,355	928	—	240	4,028
Adjusted EBITDA	$15,528	$20,399	$2,954	$1,275	$(4,855)	$(6,217)	$(1,018)	$(5,400)	$22,666

Total Core Operating Subsidiaries	$40,156

(in thousands)	Three Months Ended June 30, 2017
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(17,911)
Less: Net (loss) attributable to HC2 Holdings Insurance segment									164
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$4,179	$(3,053)	$(365)	$2,060	$(4,106)	$—	$(3,757)	$(13,033)	$(18,075)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,240	5,255	1,381	94	41	—	331	16	8,358
Depreciation and amortization (included in cost of revenue)	1,302	—	—	—	—	—	—	—	1,302
Amortization of equity method fair value adjustment at acquisition	—	(325)	—	—	—	—	—	—	(325)
Asset impairment expense	—	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	(145)	—	18	—	—	—	—	—	(127)
Lease termination costs	—	55	—	—	—	—	—	—	55
Interest expense	174	1,040	154	14	—	—	16	10,675	12,073
Loss on contingent consideration	—	—	—	—	—	—	—	88	88
Other (income) expense, net	28	490	255	(9)	(11)	—	803	214	1,770
Foreign currency (gain) loss (included in cost of revenue)	—	83	—	—	—	—	—	—	83
Income tax (benefit) expense	3,232	(134)	(1)	—	—	—	—	(6,543)	(3,446)
Noncontrolling interest	369	(156)	(492)	—	(911)	—	(1,372)	—	(2,562)
Bonus to be settled in equity	—	—	—	—	—	—	—	585	585
Share-based payment expense	—	394	91	—	76	—	18	527	1,106
Acquisition and disposition costs	701	—	—	—	—	—	—	1,168	1,869
Adjusted EBITDA	$11,080	$3,649	$1,041	$2,159	$(4,911)	$—	$(2,151)	$(6,303)	$4,564

Total Core Operating Subsidiaries	$17,929

Construction: Net Income from our Construction segment for the three months ended June 30, 2018 increased $3.2 million to $7.4 million from $4.2 million. Adjusted EBITDA income from our Construction segment for the three months ended June 30, 2018 increased $4.4 million to $15.5 million from $11.1 million for the three months ended June 30, 2017. The increase can be attributed to the overall growth in project revenues, principally from large commercial projects in the West region.

Marine Services: Net Income (loss) from our Marine Services segment for the three months ended June 30, 2018 increased $14.0 million to net income of $10.9 million from net loss of $3.1 million. Adjusted EBITDA from our Marine Services segment for the three months ended June 30, 2018 increased $16.8 million to $20.4 million from $3.6 million for the three months ended June 30, 2017. The increase was primarily driven by the increase in income from GMSL operations attributable to the growth in revenues from telecom and offshore power installation work, as well as the timing of costs incurred on certain offshore power installation and repair projects in the comparable period. Furthermore, Adjusted EBITDA benefited from GMSL’s equity investment in HMN, which recorded significantly higher income than in the comparable period, driven by a higher level of project work under execution and the release of project cost contingencies.

Energy: Net Income (loss) from our Energy segment for the three months ended June 30, 2018 improved by $1.1 million to net income of $0.7 million from net loss of $0.4 million. Adjusted EBITDA income from our Energy segment for the three months ended June 30, 2018 increased $2.0 million to $3.0 million from $1.0 million for the three months ended June 30, 2017. The increase was largely driven by $2.6 million of AFETC recognized in the second quarter of 2018 attributable to 2017 CNG sales that were not recognized in the comparable period, partially offset by increases in utility and supply costs associated with delivering CNG and a general increase in expenses required to support the overall growth in the company.

Telecommunications: Net Income from our Telecommunications segment for the three months ended June 30, 2018 decreased $1.1 million to $1.0 million from $2.1 million. Adjusted EBITDA income from our Telecommunications segment for the three months ended June 30, 2018 decreased $0.9 million to $1.3 million from $2.2 million for the three months ended June 30, 2017. While there was an increase in revenues due to normal fluctuations in wholesale traffic volumes, the decrease in Adjusted EBITDA was driven by a lower margin contribution mix as a result of unfavorable fluctuations in wholesale call termination and supplier termination rates. Additionally, there were increases in compensation expense due to headcount increases and professional fees required to support operations.

Life Sciences: Net Income (loss) from our Life Sciences segment for the three months ended June 30, 2018 increased $78.2 million to net income of $74.1 million from net loss of $4.1 million. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2018 remained consistent at $4.9 million for the three months ended June 30, 2017. In the quarter, there was an increase in compensation expense at the Pansend holding company related to the segment performance, which was offset by a decrease in selling, general and administrative expenses at R2 and decreased losses in its Medibeacon equity investment as clinical trials on the MB-102 technology, which have been ongoing throughout 2018, began to wind down in the second quarter of 2018.

Broadcasting: Net Loss from our Broadcasting segment for the three months ended June 30, 2018 was $11.8 million. Adjusted EBITDA loss from our Broadcasting segment for the three months ended June 30, 2018 was $6.2 million. Adjusted EBITDA loss from the Broadcasting segment was largely driven by operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not present in the comparable period.

Other and Eliminations: Net Loss from our Other and Eliminations segment for the three months ended June 30, 2018 decreased $3.2 million to $0.6 million from $3.8 million. Adjusted EBITDA loss from Other and Eliminations for the three months ended June 30, 2018 decreased $1.1 million to $1.0 million from $2.2 million for the three months ended June 30, 2017. The decrease in loss was due to improved performance of 704Games and its associated mobile and console games, the latter of which is outperforming its predecessor NASCAR® Heat Evolution console game.

Non-operating Corporate: Net Loss from our Non-operating Corporate segment for the three months ended June 30, 2018 increased $11.9 million to $24.9 million from $13.0 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2018 decreased $0.9 million to $5.4 million from $6.3 million for the three months ended June 30, 2017. The decrease was attributable to a reduction in salary and benefits, rent and other general and administrative expenses.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

(in thousands)	Six Months Ended June 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$20,370
Less: Net Income attributable to HC2 Holdings Insurance segment									1,810
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(3,996)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$10,864	$4,611	$(19)	$2,093	$70,188	$(24,552)	$(708)	$(39,921)	$22,556
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3,192	13,257	2,703	173	111	1,448	42	41	20,967
Depreciation and amortization (included in cost of revenue)	3,279	—	—	—	—	—	—	—	3,279
Amortization of equity method fair value adjustment at acquisition	—	(741)	—	—	—	—	—	—	(741)
Asset impairment expense	—	—	277	—	—	104	—	—	381
(Gain) loss on sale or disposal of assets	428	(2,661)	(223)	—	—	8	—	—	(2,448)
Interest expense	868	2,491	746	—	—	7,229	2	25,170	36,506
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2,537	—	—	2,537
Gain on sale of subsidiary	—	—	—	—	(102,141)	—	—	—	(102,141)
Other (income) expense, net	23	(1,033)	132	40	84	18	173	(496)	(1,059)
Foreign currency (gain) loss (included in cost of revenue)	—	(522)	—	—	—	—	—	—	(522)
Income tax (benefit) expense	5,150	2	13	—	1	14	(272)	(556)	4,352
Noncontrolling interest	883	1,666	(9)	—	19,932	(1,310)	(622)	—	20,540
Bonus to be settled in equity	—	—	—	—	—	—	—	350	350
Share-based payment expense	—	886	4	—	92	662	211	2,938	4,793
Acquisition and disposition costs	815	—	—	77	2,528	2,574	—	418	6,412
Adjusted EBITDA	$25,502	$17,956	$3,624	$2,383	$(9,205)	$(11,268)	$(1,174)	$(12,056)	$15,762

Total Core Operating Subsidiaries	$49,465

(in thousands)	Six Months Ended June 30, 2017
	Core Operating Subsidiaries				Early Stage & Other				HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(32,407)
Less: Net (loss) attributable to HC2 Holdings Insurance segment									(597)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$7,382	$8,099	$(1,062)	$3,562	$(7,516)	$—	$(9,187)	$(33,088)	$(31,810)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:									—
Depreciation and amortization	2,880	10,340	2,629	191	79	—	661	33	16,813
Depreciation and amortization (included in cost of revenue)	2,542	—	—	—	—	—	—	—	2,542
Amortization of equity method fair value adjustment at acquisition	—	(650)	—	—	—	—	—	—	(650)
Asset impairment expense	—	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	(393)	(3,500)	14	—	—	—	—	—	(3,879)
Lease termination costs	—	249	—	—	—	—	—	—	249
Interest expense	381	2,342	290	23	—	—	2,407	20,745	26,188
Loss on contingent consideration	—	—	—	—	—	—	—	319	319
Other (income) expense, net	7	1,555	1,375	65	(15)	—	2,918	258	6,163
Foreign currency (gain) loss (included in cost of revenue)	—	107	—	—	—	—	—	—	107
Income tax (benefit) expense	5,311	376	12	—	—	—	—	(4,366)	1,333
Noncontrolling interest	632	338	(1,239)	—	(1,702)	—	(1,977)	—	(3,948)
Bonus to be settled in equity	—	—	—	—	—	—	—	585	585
Share-based payment expense	—	739	182	—	168	—	47	1,489	2,625
Acquisition and disposition costs	946	—	—	—	—	—	—	1,861	2,807
Adjusted EBITDA	$19,688	$19,995	$2,201	$3,841	$(8,986)	$—	$(3,321)	$(12,164)	$21,254

Total Core Operating Subsidiaries	$45,725

Construction: Net Income from our Construction segment for the six months ended June 30, 2018 increased $3.5 million to $10.9 million from $7.4 million. Adjusted EBITDA income from our Construction segment for the six months ended June 30, 2018 increased $5.8 million to $25.5 million from $19.7 million for the six months ended June 30, 2017. The increase can be attributed to the overall growth in project revenues, principally from large commercial projects in the West region.

Marine Services: Net Income from our Marine Services segment for the six months ended June 30, 2018 decreased $3.5 million to $4.6 million from $8.1 million. Adjusted EBITDA from our Marine Services segment for the six months ended June 30, 2018 decreased $2.0 million to $18.0 million from $20.0 million for the six months ended June 30, 2017. The decrease was primarily driven by GMSL’s equity investment in HMN.  While its second quarter results were strong, income recorded by HMN was greater in the comparable period, driven by a higher level of project work under execution and the release of project cost contingencies, largely in the first quarter of 2017. The decline in HMN income was partially offset by an increase in income from GMSL operations due principally to growth in telecom and offshore power cable installation work and the timing of costs incurred on certain offshore power installation and repair projects in the comparable period.

Energy: Net Income (loss) from our Energy segment for the six months ended June 30, 2018 and 2017 improved by $1.1 million. Adjusted EBITDA income from our Energy segment for the six months ended June 30, 2018 increased $1.4 million to $3.6 million from $2.2 million for the six months ended June 30, 2017. The increase was largely driven by $2.6 million of AFETC recognized in the second quarter of 2018 attributable to 2017 CNG sales that were not recognized in the comparable period, partially offset by increases in utility and supply costs associated with delivering CNG and a general increase in expenses required to support the overall growth in the company.

Telecommunications: Net Income from our Telecommunications segment for the six months ended June 30, 2018 decreased $1.5 million to $2.1 million from $3.6 million. Adjusted EBITDA income from our Telecommunications segment for the six months ended June 30, 2018 decreased $1.5 million to $2.4 million from $3.8 million for the six months ended June 30, 2017. While there was an increase in revenues due to normal fluctuations in wholesale traffic volumes, the decrease in Adjusted EBITDA was driven by a lower margin contribution mix as a result of unfavorable fluctuations in wholesale call termination and supplier termination rates. Additionally, there were increases in compensation expense due to headcount increases and professional fees required to support operations.

Life Sciences: Net Income (loss) from our Life Sciences segment for the six months ended June 30, 2018 increased $77.7 million to income of $70.2 million from net loss of $7.5 million. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2018 increased $0.2 million to a loss of $9.2 million from a loss of $9.0 million for the six months ended June 30, 2017. There was an increase in compensation expense at the Pansend holding company related to the segment performance, which was offset by a decrease in selling, general and administrative expenses at R2 Dermatology Inc. ("R2") and decreased losses in its Medibeacon equity investment as clinical trials on the MB-102 technology, which have been ongoing throughout 2018, began to wind down during the second quarter of 2018.

Broadcasting: Net Loss from our Broadcasting segment for the six months ended June 30, 2018 was $24.6 million. Adjusted EBITDA loss from our Broadcasting segment for the six months ended June 30, 2018 was $11.3 million. Loss from the Broadcasting segment was largely driven by operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not present in the comparable period.

Other and Eliminations: Net Loss from our Other and Eliminations segment for the six months ended June 30, 2018 decreased $8.5 million to $0.7 million from $9.2 million. Adjusted EBITDA loss from Other and Eliminations for the six months ended June 30, 2018 decreased $2.1 million to $1.2 million from $3.3 million for the six months ended June 30, 2017. The decrease in loss was due to improved performance of 704Games and its associated mobile and console games, the latter of which is outperforming its predecessor NASCAR® Heat Evolution console game.

Non-operating Corporate: Net Loss from our Non-operating Corporate segment for the six months ended June 30, 2018 increased $6.8 million to $39.9 million from $33.1 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2018 decreased $0.1 million to $12.1 million from $12.2 million for the six months ended June 30, 2017.

	Three Months Ended June 30,			Six months ended June 30,
(in thousands):	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Construction	$15,528	$11,080	$4,448	$25,502	$19,688	$5,814
Marine Services	20,399	3,649	16,750	17,956	19,995	(2,039)
Energy	2,954	1,041	1,913	3,624	2,201	1,423
Telecommunications	1,275	2,159	(884)	2,383	3,841	(1,458)
Total Core Operating Subsidiaries	40,156	17,929	22,227	49,465	45,725	3,740

Life Sciences	(4,855)	(4,911)	56	(9,205)	(8,986)	(219)
Broadcasting	(6,217)	—	(6,217)	(11,268)	—	(11,268)
Other and Eliminations	(1,018)	(2,151)	1,133	(1,174)	(3,321)	2,147
Total Early Stage and Other	(12,090)	(7,062)	(5,028)	(21,647)	(12,307)	(9,340)

Non-Operating Corporate	(5,400)	(6,303)	903	(12,056)	(12,164)	108
Adjusted EBITDA	$22,666	$4,564	$18,102	$15,762	$21,254	$(5,492)

Our Adjusted EBITDA was $22.7 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by our Marine Services segment principally due to its equity investment in HMN, which realized a significant increase in earnings compared to the prior period, and an increase in income contribution from offshore cable installation and repair jobs. The increase was also attributed to our Construction segment attributed to the overall growth in project revenues, principally from large commercial projects in the West region. This was offset by the Adjusted EBITDA loss from our Broadcasting segment, as it has significant operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and had not been part of the Company in the comparable period.

Our Adjusted EBITDA was $15.8 million and $21.3 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily driven by our Broadcasting segment, as it had significant operation expenses for entities which were predominantly acquired in the fourth quarter of 2017 and had not been part of the Company in the comparable period. This was offset by improved Adjusted EBITDA from our Construction segment attributed to the overall growth in project revenues, principally from large commercial projects in the West region.

Adjusted Operating Income - Insurance

Adjusted Operating Income ("Insurance AOI") and Pre-tax Adjusted Operating Income (“Pre-tax Insurance AOI”) for the Insurance segment are non-U.S. GAAP financial measures frequently used throughout the insurance industry and are economic measures the Insurance segment uses to evaluate its financial performance. Management believes that Insurance AOI and Pretax Insurance AOI measures provide investors with meaningful information for gaining an understanding of certain results and provide insight into an organization’s operating trends and facilitates comparisons between peer companies. However, Insurance AOI and Pre-tax Insurance AOI have certain limitations, and we may not calculate it the same as other companies in our industry. It should, therefore, be read together with the Company's results calculated in accordance with U.S. GAAP.

Similarly to Adjusted EBITDA, using Insurance AOI and Pre-tax Insurance AOI as performance measures have inherent limitations as an analytical tool as compared to income (loss) from operations or other U.S. GAAP financial measures, as these non-U.S. GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Insurance AOI and Pre-tax Insurance AOI should not be considered in isolation and do not purport to be an alternative to income (loss) from operations or other U.S. GAAP financial measures as measures of our operating performance.

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; non-recurring items; and acquisition costs. Management defines Pre-tax Insurance AOI as Insurance AOI adjusted to exclude the impact of income tax (benefit) expense recognized during the current period. Management believes that Insurance AOI and Pre-tax Insurance AOI provide meaningful financial metrics that help investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net income (loss) - Insurance segment	$565	$164	$401	$1,810	$(597)	$2,407
Effect of investment (gains) (1)	(4,429)	(1,095)	(3,334)	(6,939)	(1,876)	(5,063)
Asset impairment expense	—	2,842	(2,842)	—	3,364	(3,364)
Acquisition costs	759	736	23	1,062	736	326
Insurance AOI	$(3,105)	$2,647	$(5,752)	$(4,067)	$1,627	$(5,694)
Tax expense	3,560	1,461	2,099	6,741	1,973	4,768
Pre-tax Insurance AOI	$455	$4,108	$(3,653)	$2,674	$3,600	$(926)
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments recorded on equity securities in accordance with ASU 2016-01. Such adjustments related to consolidated subsidiaries are eliminated in consolidation.

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Net income for the three months ended June 30, 2018 increased $0.4 million to $0.6 million from $0.2 million. Net income (loss) for the six months ended June 30, 2018 increased $2.4 million to income of $1.8 million from a loss of $0.6 million.

Our Insurance AOI for the three months ended June 30, 2018 decreased $5.8 million to a loss of $3.1 million from income of $2.6 million for the three months ended June 30, 2017. Our Insurance AOI for the six months ended June 30, 2018 decreased $5.7 million, to a loss of $4.1 million from income of $1.6 million for the six months ended June 30, 2017. Both the quarter and year-to-date decreases in income were mainly due to an increase in policy benefits attributable to a rise in claims incidence on aging long-term care liabilities, which was partially offset by an increase in net investment income primarily due to higher average invested fixed maturity securities and mortgage loans, and rotation into higher-yielding investments. In addition, there was an increase in tax expense in both periods, driven by the projected expense as calculated under ASC 740 for the Insurance segment. Any future tax benefits generated have been reduced by a full valuation allowance as the Insurance segment does not believe it is more-likely-than-not that the benefits will be realized.

Pretax Insurance AOI for the three months ended June 30, 2018 decreased $3.7 million to income of $0.5 million, as compared to $4.1 million for the three months ended June 30, 2017. Pretax Insurance AOI for the six months ended June 30, 2018 decreased $0.9 million to income of $2.7 million, as compared to $3.6 million for six months ended June 30, 2017. Both the quarter and year-to-date decreases in income were mainly due to an increase in policy benefits attributable to a rise in claims incidence on aging long-term care liabilities, which was partially offset by an increase in net investment income primarily due to higher average invested fixed maturity securities and mortgage loans, and rotation into higher-yielding investments.

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

Construction Segment

At June 30, 2018, DBMG's backlog was $656.4 million, consisting of $508.2 million under contracts or purchase orders and $148.2 million under letters of intent or notices to proceed. Approximately $397.2 million, representing 60.5% of DBMG’s backlog at June 30, 2018, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At June 30, 2018, GMSL's backlog stood at $372.2 million, inclusive of $279.1 million of signed contracts and customer-approved change orders and $93.1 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $246.3 million, representing 88.2% of GMSL’s signed contracts and customer-approved change orders and $339.5 million, representing 91.2% of GMSL's total backlog at June 30, 2018, was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. Our reported backlog may not be converted to revenue in any particular period and actual revenue may not equal our backlog. Therefore, our backlog may not be indicative of the level of our future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on its Preferred Stock. HC2 also has liquidity needs related to recurring operational expenses.

As of June 30, 2018, HC2 had $112.3 million of cash and cash equivalents compared to $97.9 million as of December 31, 2017. On a stand-alone basis, as of June 30, 2018, our Non-Operating Corporate segment had cash and cash equivalents of $53.7 million compared to $29.4 million at December 31, 2017. At June 30, 2018, cash and cash equivalents in our Insurance segment was $25.9 million compared to $25.2 million at December 31, 2017.

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

As of June 30, 2018, the Company had $672.8 million of indebtedness on a consolidated basis compared to $601.1 million as of December 31, 2017. On a stand-alone basis, as of June 30, 2018 and December 31, 2017, HC2 had indebtedness of $510.0 million and $400.0 million, respectively.

Our Non-Operating Corporate segment's debt consists of the 11.0% Notes, and is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the six months ended June 30, 2018, HC2 received $1.8 million in dividends from its Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its Net Operating Losses. During the six months ended June 30, 2018, HC2 received $4.0 million from DBMG under this tax sharing agreement.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of additional debt or equity, refinancing of certain of our indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level, a practice which we expect to continue in the future. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or Preferred Stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of June 30, 2018, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of June 30, 2018, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of June 30, 2018, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

We are in compliance as of June 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017
Operating activities	$(41,154)	$16,916	$(58,070)
Investing activities	16,420	(38,546)	54,966
Financing activities	43,107	49,067	(5,960)
Effect of exchange rate changes on cash and cash equivalents	(371)	319	(690)
Net increase (decrease) in cash and cash equivalents	$18,002	$27,756	$(9,754)

Operating Activities

Cash used in operating activities totaled $41.2 million for the six months ended June 30, 2018 as compared to cash provided of $16.9 million for the six months ended June 30, 2017. The $58.1 million decrease was the result of an increase in working capital of $17.9 million compared to a decrease of $30.2 million in the previous year. The increase in working capital is largely driven by our Construction segment as the segment ramps up fabrication activity on two large commercial projects in the West region.

Investing Activities

Cash provided in investing activities totaled $16.4 million for the six months ended June 30, 2018 as compared to cash used of $38.5 million for the six months ended June 30, 2017. The $55.0 million increase was driven by our Life Sciences segment, due to the $93.4 million of cash received from the sale of BeneVir and a decrease in cash used of $10.3 million of equity method investment purchases in the prior year. This was partially offset by cash paid for acquisitions in our Broadcasting segment of $48.0 million was paid for acquisitions, of which $33.0 million was for the acquisition of Northstar's broadcast television stations.

Financing Activities

Cash provided by financing activities totaled $43.1 million for the six months ended June 30, 2018 as compared to cash provided in financing activities of $49.1 million for the six months ended June 30, 2017. The $6.0 million decrease was driven by $14.9 million in distributions to NCI holders of Pansend, due to the BeneVir sale, partially offset by an increase in cash provided of $10.0 million from the Company's debt issuances, net of debt payments when compared to the previous period.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,750	$—	$—	$1,484	$—
Preferred Equity	1,600	11,794	—	2,484	14,197	—
Derivatives	—	—	280	422	—	260
Joint Ventures	—	70,685	—	—	66,572	—
Total	$1,600	$84,229	$280	$2,906	$82,253	$260

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2018 debt balance, DBMG anticipates that its interest payments will be approximately $0.4 million each quarter.

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

Market Environment

GMSL earns revenues in a variety of currencies including the U.S. dollar, the Singapore dollar, the Euro, and the British pound. The exchange rates between the U.S. dollar, the Singapore dollar, the Euro, and the British pound have fluctuated in recent periods and may fluctuate substantially in the future. Any material appreciation or depreciation of these currencies against each other may have a negative impact on GMSL's results of operations and financial condition.

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

Market environment

As of June 30, 2018, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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
Investments

At June 30, 2018 and December 31, 2017, CIG’s investment portfolio is comprised of the following (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$14,811	1.0%	$15,722	1.1%
States, municipalities and political subdivisions	370,973	25.5%	395,450	26.5%
Foreign government	—	—%	5,998	0.4%
Residential mortgage-backed securities	91,122	6.3%	104,895	7.0%
Commercial mortgage-backed securities	38,958	2.7%	30,405	2.0%
Asset-backed securities	146,395	10.1%	147,926	9.9%
Corporate and other (*)	588,078	40.4%	641,788	42.9%
Common stocks (*)	49,510	3.4%	38,780	2.6%
Perpetual preferred stocks	67,678	4.7%	42,572	2.9%
Mortgage loans	69,890	4.8%	52,109	3.5%
Policy loans	17,768	1.1%	17,944	1.2%
Total	$1,455,183	100.0%	$1,493,589	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$627,409	50.3%	$724,973	54.0%
BBB	328,020	26.2%	415,635	31.0%
Total investment grade	955,429	76.5%	1,140,608	85.0%
BB	107,976	8.6%	60,339	4.5%
B	7,740	0.6%	7,636	0.6%
CCC, CC, C	21,916	1.8%	25,575	1.9%
D	9,374	0.7%	14,990	1.1%
NR	147,902	11.8%	93,036	6.9%
Total non-investment grade	294,908	23.5%	201,576	15.0%
Total	$1,250,337	100.0%	$1,342,184	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the three months ended June 30, 2018 and 2017, approximately 14.9% and 10.6% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the six months ended June 30, 2018 and 2017, approximately 12.1% and 11.5%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at June 30, 2018 included letters of credit of $8.8 million under Credit and Security Agreements and performance bonds of $241.8 million.

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

Critical Accounting Policies

During the quarter ended March 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (refer to 2. Summary of Significant Accounting Policies), and updated its accounting policy for revenue recognition. Besides the adoption of this ASU, there have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and to "Critical Accounting Policies" under Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

•
the impact of covenants in the Indenture governing HC2’s Notes, the Certificates of Designation governing HC2’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 13. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities. For additional information on the Company’s long-term obligations, see Note 13. Debt Obligations in the Company’s Form 10-K;

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

Insurance / Continental Insurance Group Ltd.

Our actual results or other outcomes of Continental Insurance Group Ltd. ("CIG"), the parent operating company of Continental General Insurance Company ("CGI"), which together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Other / 704Games Company

Our actual results or other outcomes of 704Games, and, thus, our Other segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our Other segment’s ability to operate in highly competitive markets and maintain market share; and

•	our Other segment’s ability to effectively implement its business strategy or be successful in the operation of its business.

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

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because HC2’s fixed maturity are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects OTTI, however with respect to Equity Securities, as of January 1, 2018, due to the adoption of ASU 2016-01, would affect earnings due to a hypothetical decline.

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of June 30, 2018, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact:

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	124,925	249,851	374,776
Equity Securities	7,956	15,911	23,867

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of June 30, 2018 of $48.1 million, would result in an increase in the recorded interest expense of $0.5 million, $1.0 million, and $1.4 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits (see Exhibit Index in the below page).

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

Exhibit Number	Description

4.1	Third Supplemental Indenture dated as of May 31, 2018 among HC2 Broadcasting Intermediate Holdings Inc. and HC2 Holdings, Inc. and U.S. Bank National Association (filed herewith).

10.1^	Separation Agreement by and between HC2 Holdings, Inc. and Paul Voigt dated May 9, 2018 (filed herewith).

10.2^
HC2 Holdings, Inc. Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to the HC2 Holdings, Inc. Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 (iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: August 8, 2018	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)