Form 10-Q
period 2018-09-30
HC2 HOLDINGS, INC.
filed 2018-11-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of October 31, 2018, 44,774,936 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$444,770	$368,672	$1,315,285	$1,063,597
Life, accident and health earned premiums, net	25,372	20,472	65,317	60,648
Net investment income	31,710	16,287	68,776	48,530
Net realized and unrealized gains (losses) on investments	(496)	978	2,447	2,854
Net revenue	501,356	406,409	1,451,825	1,175,629
Operating expenses
Cost of revenue	402,922	324,673	1,179,205	947,751
Policy benefits, changes in reserves, and commissions	66,450	17,393	134,124	79,323
Selling, general and administrative	50,899	45,356	160,042	126,919
Depreciation and amortization	6,256	7,896	24,969	22,588
Other operating (income) expense, net	(819)	526	(2,886)	(1,294)
Total operating expenses	525,708	395,844	1,495,454	1,175,287
(Loss) income from operations	(24,352)	10,565	(43,629)	342
Interest expense	(17,456)	(13,222)	(53,962)	(39,410)
Gain on sale and deconsolidation of subsidiary	2,965	—	105,106	—
Gain on contingent consideration	—	6,320	—	6,001
Income from equity investees	8,134	971	13,655	12,667
Gain on bargain purchase	109,112	—	109,112	—
Other income (expenses), net	63,908	(97)	64,032	(8,112)
Income (loss) from continuing operations before income taxes	142,311	4,537	194,314	(28,512)
Income tax benefit (expense)	9,230	(12,861)	(1,863)	(16,167)
Net income (loss)	151,541	(8,324)	192,451	(44,679)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,925	2,357	(18,615)	6,305
Net income (loss) attributable to HC2 Holdings, Inc.	153,466	(5,967)	173,836	(38,374)
Less: Preferred stock and deemed dividends from conversions	703	703	2,109	2,079
Net income (loss) attributable to common stock and participating preferred stockholders	$152,763	$(6,670)	$171,727	$(40,453)

Income (loss) per common share
Basic	$3.09	$(0.16)	$3.48	$(0.95)
Diluted	$2.97	$(0.16)	$3.38	$(0.95)

Weighted average common shares outstanding:
Basic	44,326	43,013	44,175	42,555
Diluted	46,217	43,013	45,575	42,555

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$151,541	$(8,324)	$192,451	$(44,679)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,028)	548	(3,728)	3,897
Unrealized gain (loss) on available-for-sale securities	(22,712)	16,158	(74,305)	47,134
Other comprehensive income (loss)	(24,740)	16,706	(78,033)	51,031
Comprehensive income	126,801	8,382	114,418	6,352
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	2,588	2,357	(17,644)	6,305
Comprehensive income attributable to HC2 Holdings, Inc.	$129,389	$10,739	$96,774	$12,657

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$2,985,443	$1,340,626
Equity securities	217,153	47,500
Mortgage loans	87,308	52,109
Policy loans	20,324	17,944
Other invested assets	70,965	85,419
Total investments	3,381,193	1,543,598
Cash and cash equivalents	831,634	97,885
Accounts receivable, net	350,864	322,446
Recoverable from reinsurers	1,305,038	526,337
Deferred tax asset	1,028	1,661
Property, plant and equipment, net	369,771	374,660
Goodwill	127,051	131,741
Intangibles, net	151,051	117,105
Other assets	212,367	102,258
Total assets	$6,729,997	$3,217,691

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,707,400	$1,693,961
Annuity reserves	247,544	243,156
Value of business acquired	249,979	42,969
Accounts payable and other current liabilities	353,216	347,492
Deferred tax liability	33,876	10,740
Debt obligations	702,220	593,172
Other liabilities	108,076	70,174
Total liabilities	6,402,311	3,001,664
Commitments and contingencies
Temporary equity
Preferred stock	26,340	26,296
Redeemable noncontrolling interest	8,839	1,609
Total temporary equity	35,179	27,905
Stockholders’ equity
Common stock, $.001 par value	45	44
Shares authorized: 80,000,000 at September 30, 2018 and December 31, 2017;
Shares issued: 45,188,169 and 44,570,004 at September 30, 2018 and December 31, 2017;
Shares outstanding: 44,743,273 and 44,190,826 at September 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	263,887	254,685
Treasury stock, at cost: 444,896 and 379,178 shares at September 30, 2018 and December 31, 2017, respectively	(2,434)	(2,057)
Accumulated deficit	(43,682)	(221,189)
Accumulated other comprehensive income (loss)	(33,253)	41,688
Total HC2 Holdings, Inc. stockholders’ equity	184,563	73,171
Noncontrolling interest	107,944	114,951
Total stockholders’ equity	292,507	188,122
Total liabilities, temporary equity and stockholders’ equity	$6,729,997	$3,217,691

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44,190	$44	$254,685	$(2,057)	$(221,189)	$41,688	$73,171	$114,951	$188,122	$27,905
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	376	—	376	291	667	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3,295	(1,660)	1,635	—	1,635	—
Share-based compensation	—	—	10,887	—	—	—	10,887	—	10,887	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2,748)	—	—	—	(2,748)	—	(2,748)	2,748
Exercise of stock options	117	—	238	—	—	—	238	—	238	—
Taxes paid in lieu of shares issued for share-based compensation	(65)	—		(377)	—	—	(377)	—	(377)	—
Preferred stock dividend	—	—	(1,500)	—	—	—	(1,500)	—	(1,500)	—
Amortization of issuance costs	—	—	(45)	—	—	—	(45)	—	(45)	45
Issuance of common stock	502	1		—	—	—	1	—	1	—
Transactions with noncontrolling interests	—	—	2,370	—	—	3,781	6,151	(26,663)	(20,512)	6,202
Net income (loss)	—	—	—	—	173,836	—	173,836	19,494	193,330	(879)
Other comprehensive loss	—	—	—	—	—	(77,062)	(77,062)	(129)	(77,191)	(842)
Balance as of September 30, 2018	44,744	$45	$263,887	$(2,434)	$(43,682)	$(33,253)	$184,563	$107,944	$292,507	$35,179
(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2016	41,811	$42	$241,485	$(1,387)	$(174,278)	$(21,647)	$44,215	$23,224	$67,439	$31,985
Share-based compensation	—	—	5,630	—	—	—	5,630	—	5,630	—
Dividend paid to noncontrolling interests	—	—	—	—	—	—	—	(378)	(378)	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(673)	—	—	—	(673)	—	(673)	673
Exercise of stock options	135	—	486	—	—	—	486	—	486	—
Taxes paid in lieu of shares issued for share-based compensation	(107)	—	—	(594)	—	—	(594)	—	(594)	—
Preferred stock dividend	—	—	(1,562)	—	—	—	(1,562)	—	(1,562)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(50)	—	—	—	(50)	—	(50)	50
Issuance of common stock	374	—	81	—	—	—	81	—	81	—
Conversion of preferred stock to common stock	803	1	2,838	—	—	—	2,839	—	2,839	(3,228)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	—	665
Net loss	—	—	—	—	(38,374)	—	(38,374)	(3,967)	(42,341)	(2,338)
Other comprehensive income	—	—	—	—	—	51,031	51,031	—	51,031	—
Balance as of September 30, 2017	43,016	$43	$248,235	$(1,981)	$(212,652)	$29,384	$63,029	$18,879	$81,908	$27,807

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$192,451	$(44,679)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for doubtful accounts receivable	1,129	108
Share-based compensation expense	8,106	4,006
Depreciation and amortization	30,040	26,423
Amortization of deferred financing costs and debt discount	5,602	4,203
Amortization of (discount) premium on investments	4,354	6,126
Gain on sale or disposal of assets	(3,267)	(3,368)
Gain on sale and deconsolidation of subsidiary	(105,106)	—
Gain on bargain purchase	(109,112)	—
Asset impairment expense	381	1,810
Income from equity investees	(13,655)	(12,667)
Impairment of investments	623	6,112
Net realized and unrealized gains on investments	(49,130)	(2,881)
Gain on contingent consideration	—	(6,001)
Receipt of dividends from equity investees	11,380	917
Annuity benefits	6,282	6,519
Loss on early extinguishment of debt	2,537	—
Other operating activities	(613)	2,727
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,689)	2,725
Recoverable from reinsurers	122,327	(6,478)
Other assets	(52,122)	(27,274)
Life, accident and health reserves	82,036	34,841
Accounts payable and other current liabilities	9,674	45,650
Other liabilities	21,437	(1,561)
Cash provided by operating activities:	136,665	37,258
Cash flows from investing activities:
Purchase of property, plant and equipment	(32,290)	(25,324)
Disposal of property, plant and equipment	4,878	1,610
Purchase of investments	(515,600)	(231,881)
Sale of investments	192,306	101,080
Maturities and redemptions of investments	56,532	100,691
Purchase of equity method investments	(751)	(11,390)
Cash received from dispositions, net	92,039	—
Cash received from acquisitions, net	729,111	—
Other investing activities	(812)	(1,748)
Cash provided by (used in) investing activities:	525,413	(66,962)
Cash flows from financing activities:
Proceeds from debt obligations	266,660	108,469
Principal payments on debt obligations	(163,748)	(48,146)
Annuity receipts	1,815	2,190
Annuity surrenders	(14,881)	(14,764)
Transactions with noncontrolling interest	(11,821)	665
Payment of dividends	(1,500)	(2,763)
Other financing activities	(835)	(230)
Cash provided by financing activities:	75,690	45,421
Effects of exchange rate changes on cash and cash equivalents	(442)	(149)
Net change in cash and cash equivalents and restricted cash	737,326	15,568
Cash and cash equivalents and restricted cash, beginning of period	98,853	115,869
Cash and cash equivalents and restricted cash, end of period	$836,179	$131,437

Supplemental cash flow information:
Cash paid for interest	$36,232	$24,601
Cash paid for taxes	$13,259	$11,113
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$2,627	$547
Investments included in accounts payable	$35,029	$4,785
Conversion of preferred stock to common stock	$—	$4,433
Declared but unpaid dividends from equity method investments included in other assets	$13,293	$—
Dividends payable to preferred shareholders	$500	$500

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

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

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

7.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. (“Broadcasting”) and its subsidiaries. HC2 maintains controlling interests of approximately 98% in Broadcasting. Broadcasting strategically acquires and operates Over-The-Air ("OTA") broadcasting stations across the United States. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. (“Network”), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. HC2 maintains an indirect interest of approximately 49% in DTV America Corporation ("DTV") as well as control of DTV due to the approximately 10% proxy and voting rights from minority holders.

8.Our Other segment represents all other businesses or investments we believe have significant growth potential, that do not meet the definition of a segment individually or in the aggregate.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2018, the results of DBMG and its subsidiaries, GMSL and its subsidiaries, ANG, ICS, CGI, Genovel, R2, Broadcasting, LPTV, HC2 Station Group, and DTV have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended by amendment no.1, filed on April 2, 2018 (collectively, "Form 10-K"). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2018.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in thousands):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	September 30, 2018	September 30, 2017
Cash and cash equivalents, beginning of period	$97,885	$115,371
Restricted cash included in other assets	968	498
Total cash and cash equivalents and restricted cash	$98,853	$115,869

Cash and cash equivalents, end of period	$831,634	$130,791
Restricted cash included in other assets	4,545	646
Total cash and cash equivalents and restricted cash	$836,179	$131,437

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

New Accounting Pronouncements

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate or law in U.S. Tax Reform is recognized. Early adoption is permitted. Current U.S. GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to AOCI. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Also, the new guidance requires certain disclosures about stranded tax effects. The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial statements and expects minimal impact.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue from contracts with customers consist of the following (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue (1)
Construction	$195,358	$531,209
Marine Services	44,825	149,923
Energy	4,561	16,141
Telecommunications	187,798	580,630
Broadcasting	11,957	33,702
Other	271	3,680
Total revenue	$444,770	$1,315,285
(1) The Insurance segment does not have revenues in scope of ASU 2014-09.

Accounts receivables, net from contracts with customers consist of the following (in thousands):

September 30, 2018
Accounts receivables with customers
Construction	$200,830
Marine Services	42,002
Energy	2,940
Telecommunications	90,978
Broadcasting	10,616
Other	—
Total accounts receivables with customers	$347,366

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table disaggregates DBMG's revenue by market (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Commercial	$65,156	$202,597
Convention	54,199	108,027
Healthcare	28,389	85,475
Industrial	13,802	49,797
Other	33,745	85,222
Total revenue from contracts with customers	195,291	531,118
Other revenue	67	91
Total Construction segment revenue	$195,358	$531,209

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

Contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract assets	$48,062	$25,676
Contract liabilities	$(53,796)	$(29,862)

The change in contract assets is a result of the recording of $45.8 million of costs in excess of billings driven by new commercial projects, offset by $23.4 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a results of periodic billing in excess of costs of $53.3 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period $29.4 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

	Within one year	Within five years	Total
Commercial	$135,262	$11	$135,273
Convention	118,023	—	118,023
Healthcare	53,116	89	53,205
Industrial	43,035	34,607	77,642
Other	101,082	130,142	231,224
Remaining unsatisfied performance obligations	$450,518	$164,849	$615,367

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Disaggregation of Revenues

GMSL's revenues are principally derived from contracts to provide maintenance and installation services to its customers. Contracts represent a majority of revenues at the Marine Services segment of which approximately 77% and 73% we recognized over time during the three and nine months ended September 30, 2018, respectively.

The following table disaggregates GMSL's revenue by market (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Telecommunication - Maintenance	$21,944	$65,816
Telecommunication - Installation	5,532	29,328
Power - Operations, Maintenance & Construction Support	9,304	25,889
Power - Cable Installation & Repair	8,045	28,890
Total revenue from contracts with customers	44,825	149,923
Other revenue	—	—
Total Marine Services segment revenue	$44,825	$149,923

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

Contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract assets	$14,237	$6,610
Contract liabilities	$(2,642)	$(3,106)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in thousands):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$18,260	$267,160	$39,844	$325,264
Telecommunication - Installation	10,104	—	—	10,104
Power - Operations, Maintenance & Construction Support	4,090	16,427	—	20,517
Power - Cable Installation & Repair	1,861	—	—	1,861
Remaining unsatisfied performance obligations	$34,315	$283,587	$39,844	$357,746

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Volume-related	$4,160	$12,283
Maintenance services	20	68
Total revenue from contracts with customers	4,180	12,351
RNG Incentives	285	1,027
Alternative Fuel Tax Credit	64	2,640
Other revenue	32	123
Total Energy segment revenue	$4,561	$16,141

Telecommunications Segment

ICS operates an extensive network of direct routes and offers premium voice communication services for carrying a mix of business, residential and carrier long-distance traffic, data and transit traffic. Customers may have a bilateral relationship with ICS, meaning they have both a customer and vendor relationship with ICS. In these cases, ICS sells the customer access to the ICS supplier routes but also purchases access to the customer’s supplier routes.

Net revenue is derived from the long-distance data and transit traffic. Net revenue is earned based on the number of minutes during a call multiplied by the price per minute, and is recorded upon completion of a call. Completed calls are billable activity while incomplete calls are non-billable. Incomplete calls may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented.

Revenue for a period is calculated from information received through ICS’s billing software, such as minutes and market rates. Customized billing software has been implemented to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides ICS with the ability to perform a timely and accurate analysis of revenue earned in a period.

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of ICS’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Disaggregation of Revenues

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Termination of long distance minutes	$187,798	$580,630
Total revenue from contracts with customers	187,798	580,630
Other revenue	—	—
Total Telecommunications segment revenue	$187,798	$580,630

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Retransmission and LMA commission based revenues are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgements or estimates.

The following table disaggregates the Broadcasting segment's revenue by type (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Advertising	$7,388	$21,152
LMA	2,527	8,016
Retransmission	1,652	3,502
Other	390	1,032
Total revenue from contracts with customers	11,957	33,702
Other revenue	—	—
Total Broadcasting segment revenue	$11,957	$33,702

Contract Liabilities

Audience deficiency units ("ADU") liability is recognized as an available return to customers as fulfillment for under-delivered guaranteed viewership per the related agreement. ADU balance was $1.4 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively. Broadcasting measures the potential obligation based on audience measurement ratings and cost per view, and is subsequently made whole in the following period.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $9.4 million of advertising revenues of which $4.0 million is expected to be recognized within one year and $5.4 million is expected to be recognized within five years.

Other Segment

Our Other segment's revenues are driven by 704Games. 704Games derives revenue principally from sales of software games and related content and services on (1) consoles and (2) mobile devices. 704Games' results of operations were included through August 14, 2018 at which point 704Games was deconsolidated, see Note 4. Acquisitions, Dispositions, and Deconsolidations for further detail.

4. Acquisitions, Dispositions, and Deconsolidations

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $1.5 million assigned to the assembled and trained workforce for 2017. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DBMG in 2017, in connection with the 2017 acquisitions were approximately $3.3 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services. Results of acquired businesses were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because they are not material to our consolidated results of operations.

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

The limited liability company agreement of GMH LLC was amended and restated upon consummation of the acquisition to reflect such issuance and to provide the Fugro Member with certain rights, including the right to designate two out of the up to seven members of its board of directors, the right to approve certain actions outside the ordinary course of business, certain "tag-along" rights to participate in sales of membership units by other members and, after five years and subject to the Fugro Member first offering its membership units to the other members at a price based upon independent valuations, the right to cause GMH LLC to be put up for sale in a process led by an investment banking firm.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Insurance Segment

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation (“KMG”), the parent company of Kanawha Insurance Company (“KIC”), Humana Inc.’s long-term care insurance subsidiary for a cash consideration of ten thousand dollars.

The preliminary allocation of fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed and bargain purchase gain are summarized as follows (in thousands):

Preliminary purchase price allocation
Fixed maturity securities, available-for-sale at fair value	$1,575,428
Equity securities	309
Mortgage loans	940
Policy loans	2,915
Cash and cash equivalents	806,667
Recoverable from reinsurers	901,823
Other assets	27,374
Total assets acquired	3,315,456
Life, accident and health reserves	2,931,270
Annuity reserves	11,303
Value of business acquired	214,401
Accounts payable and other current liabilities	6,022
Deferred tax liability	25,498
Other liabilities	17,840
Total liabilities assumed	3,206,334
Total net assets acquired	109,122
Total fair value of consideration	10
Gain on bargain purchase	$109,112

Gain on bargain purchase

Gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance, corresponding deferred tax position and, ultimately, recognition of a bargain purchase gain, largely driven by the following attributes:

•	The Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price.

•
The reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018, effectively generates the remaining balance for the bargain purchase price.

•
Changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals, amongst other closing conditions.

Reinsurance Recoverable

The reinsurance recoverable balance represents amounts recoverable from third parties. U.S. GAAP requires insurance reserves and reinsurance recoverable balances to be presented on a gross basis, as opposed to U.S. statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $901.8 million, to arrive at a gross insurance liability, and recognized an offsetting reinsurance recoverable amount of approximately $901.8 million. As part of this process, management considered reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Value of Business Acquired

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. A VOBA liability (negative asset) occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities. HC2 calculated VOBA by adjusting the purchase price, which was derived on a statutory accounting basis, for differences between statutory and US GAAP accounting requirements. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Life, accident and health reserves

HC2 estimated the fair value of reserves on a fair value basis, using actuarial assumptions consistent with those used for the buyer’s valuation of the acquired business, and discount rates reflecting capital market conditions. The reserve accounts for the present value of all future cash flows, net of reinsurance, of the acquired block of insurance, including premium, benefit payments, and expenses. HC2 estimated the fair value of recoverable from reinsurers using the same assumptions as those for reserves of the net retained business, but applied to business ceded through various, existing reinsurance agreements.

Life Sciences Segment

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. The escrow will be released within fifteen months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.
Broadcasting Segment

2018 Acquisitions

During the nine months ended September 30, 2018, Broadcasting completed a series of transactions for a total consideration of $46.5 million, including $44.8 million paid in cash. All transactions were accounted for as asset acquisitions.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired, liabilities assumed, and intangibles (in thousands):

Purchase price allocation
Property, plant and equipment	$840
Intangibles	44,231
Other assets	1,442
Total assets acquired	46,513
Total liabilities assumed	—
Enterprise value	46,513
Total net assets acquired	$46,513

2017 Acquisitions

During the year ended December 31, 2017, Broadcasting and its subsidiaries completed the following transactions (in thousands):

	DTV	Mako	Azteca	Other	Total
Cash	$13,467	$18,192	$—	$12,104	$43,763
Accounts payable	—	—	33,000	—	33,000
Equity	—	4,994	—	—	4,994
Debt obligations	2,405	5,250	—	—	7,655
Fair value of previously held interest	1,780	—	—	—	1,780
Fair value of consideration	$17,652	$28,436	$33,000	$12,104	$91,192

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Segment

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and the deconsolidation of the entity. HC2 recognized a gain of $3.0 million within the Gain on sale and deconsolidation of subsidiary line of the Condensed Consolidated Statements of Operations.

Pro Forma Adjusted Summary

Disclosure of proforma information under ASC 805 related to the Azteca acquisition has not been provided as it would be impracticable to do so. After making every reasonable effort to do so, the Company is unable to obtain reliable historical U.S. GAAP financial statements for Azteca. Amounts would require estimates so significant as to render the disclosure irrelevant.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Fugro and KMG had occurred on January 1, 2017. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands):

	Three months ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenue	$453,832	$1,320,574
Net income (loss) from continuing operations	$12,390	$(198)
Net income (loss) attributable to HC2 Holdings, Inc.	$(830)	$(19,750)

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in thousands):

September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$28,491	$225	$(158)	$28,558
States, municipalities and political subdivisions	413,554	5,678	(2,842)	416,390
Residential mortgage-backed securities	98,420	3,229	(972)	100,677
Commercial mortgage-backed securities	60,735	144	(509)	60,370
Asset-backed securities	287,497	1,078	(2,776)	285,799
Corporate and other	2,096,940	20,277	(23,568)	2,093,649
Total fixed maturity securities	$2,985,637	$30,631	$(30,825)	$2,985,443

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
U.S. Government and government agencies	$15,283	$470	$(31)	$15,722
States, municipalities and political subdivisions	377,549	18,953	(1,052)	395,450
Foreign government	6,331	—	(333)	5,998
Residential mortgage-backed securities	101,974	4,185	(1,264)	104,895
Commercial mortgage-backed securities	30,152	269	(16)	30,405
Asset-backed securities	145,479	2,610	(163)	147,926
Corporate and other	589,803	51,891	(1,464)	640,230
Total fixed maturity securities	$1,266,571	$78,378	$(4,323)	$1,340,626

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized and unrealized gains (losses) on investments. These investments had a fair value of $10.7 million and $12.3 million as of September 30, 2018 and December 31, 2017, respectively. The change in fair value related to these securities resulted in a loss of $0.2 million and a gain of $0.6 million for the three months ended September 30, 2018 and 2017, respectively and gains of $0.5 million and zero gain for the nine months ended September 30, 2018 and 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2018 are shown by contractual maturity in the table below (in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$23,754	$23,612
Due after one year through five years	200,595	200,684
Due after five years through ten years	276,546	276,146
Due after ten years	2,038,090	2,038,155
Subtotal	2,538,985	2,538,597
Mortgage-backed securities	159,155	161,047
Asset-backed securities	287,497	285,799
Total	$2,985,637	$2,985,443

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in thousands):

	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$385,333	$384,306	18.4%	$191,234	$203,735	31.8%
Transportation, communication and other services	626,457	631,183	30.1%	186,114	201,802	31.5%
Manufacturing	715,322	708,375	33.8%	100,942	111,391	17.4%
Other	369,828	369,785	17.7%	111,513	123,302	19.3%
Total	$2,096,940	$2,093,649	100.0%	$589,803	$640,230	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized and unrealized gains (losses) on investments	$623	$—	$623	$—
Other income (expenses), net	—	—	—	6,112
Total other-than-temporary impairments	$623	$—	$623	$6,112

The following table presents the total unrealized losses for the 738 and 126 fixed maturity securities held by the Company as of September 30, 2018 and December 31, 2017, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	September 30, 2018		December 31, 2017
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity securities
Less than 20%	$(30,817)	100.0%	$(4,230)	93.7%
20% or more for less than six months	—	—%	(174)	3.9%
20% or more for six months or greater	(8)	—%	(110)	2.4%
Total	$(30,825)	100.0%	$(4,514)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of September 30, 2018. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 738 and 126 fixed maturity and equity securities held by the Company that have estimated fair values below amortized cost as of each of September 30, 2018 and December 31, 2017, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in thousands):

September 30, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$26,378	$(158)	$—	$—	$26,378	$(158)
States, municipalities and political subdivisions	204,991	(2,583)	7,051	(259)	212,042	(2,842)
Residential mortgage-backed securities	53,126	(850)	2,260	(122)	55,386	(972)
Commercial mortgage-backed securities	40,963	(509)	—	—	40,963	(509)
Asset-backed securities	164,675	(2,637)	2,250	(139)	166,925	(2,776)
Corporate and other	1,438,360	(20,842)	25,854	(2,726)	1,464,214	(23,568)
Total fixed maturity securities	$1,928,493	$(27,579)	$37,415	$(3,246)	$1,965,908	$(30,825)

December 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities
U.S. Government and government agencies	$5,044	$(17)	$2,199	$(14)	$7,243	$(31)
States, municipalities and political subdivisions	32,939	(834)	10,757	(218)	43,696	(1,052)
Foreign government	—	—	5,999	(333)	5,999	(333)
Residential mortgage-backed securities	5,139	(546)	16,150	(718)	21,289	(1,264)
Commercial mortgage-backed securities	5,053	(12)	1,003	(4)	6,056	(16)
Asset-backed securities	19,771	(64)	3,963	(99)	23,734	(163)
Corporate and other	18,478	(824)	19,433	(640)	37,911	(1,464)
Total fixed maturity securities	$86,424	$(2,297)	$59,504	$(2,026)	$145,928	$(4,323)
As of September 30, 2018, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 85.3% of the gross unrealized loss and 94.0% of the fair value. As of December 31, 2017, investment grade fixed maturity securities represented approximately 7.3% of the gross unrealized loss and 10.4% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity Securities

Beginning in 2018 upon adopting ASU 2016-01, changes in fair value of equity securities are reported in earnings. The following tables provide information relating to investments in equity securities measured at fair value (in thousands):

	September 30, 2018	December 31, 2017
Equity securities
Common stocks	$63,298	$4,928
Perpetual preferred stocks	153,855	42,572
Total equity securities	$217,153	$47,500

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On August 4, 2018, HC2 Chairman and Chief Executive Officer Philip Falcone informed Inseego Corp’s (“INSG”) Board of Directors (the “Board”) of his resignation from his position as a Director and Chairman of the Board of INSG effective upon consummation of a private placement at INSG. The INSG private placement consisted of an issuance of an aggregate of 12.0 million shares of its common stock to two investors for a purchase price of $1.63 per share, resulting in aggregate gross proceeds to INSG of approximately $19.7 million. Concurrently, INSG amended HC2's Investors’ Rights Agreement where HC2 agreed to eliminate its board observation and nomination rights. As a result, HC2 lost its ability to exercise significant influence. HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method. Beginning in the third quarter of 2018, the investment will be recorded at fair value. The investment basis in INSG under the equity method had been reduced to zero as a result of losses incurred for the duration of the investment. The change in the accounting method resulted in a gain of $44.2 million for the three months ended September 30, 2018 and recorded in Other income (expenses), net.

Other Invested Assets

Beginning in 2018 upon adopting ASU 2016-01, certain investments in equity securities that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes or at fair value. Carrying values of other invested assets were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,914	$—	$—	$1,484	$—
Preferred Equity	1,600	10,757	—	2,484	14,197	—
Derivatives	—	—	290	422	—	260
Other	—	56,404	—	—	66,572	—
Total	$1,600	$69,075	$290	$2,906	$82,253	$260

Summarized financial information for subsidiaries not consolidated as of and for the nine months ended September 30, 2018 and 2017 were as follows (information for two of the investees is reported on a one month lag, in thousands):

	2018	2017
Net revenue	$220,694	$369,336
Gross profit	$71,365	$109,543
Income (loss) from continuing operations	$34,805	$(10,118)
Net income (loss)	$27,799	$(31,453)

Current assets	$312,252	$317,786
Noncurrent assets	$93,099	$189,278
Current liabilities	$210,510	$197,855
Noncurrent liabilities	$18,507	$152,879

Net Investment Income

The major sources of net investment income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturity securities, available-for-sale at fair value	$26,687	$14,951	$58,574	$44,426
Equity securities	1,501	578	2,763	1,827
Mortgage loans	1,971	447	4,824	1,475
Policy loans	316	289	873	878
Other invested assets	1,410	68	2,007	75
Gross investment income	31,885	16,333	69,041	48,681
External investment expense	(175)	(46)	(265)	(151)
Net investment income	$31,710	$16,287	$68,776	$48,530

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gains on fixed maturity securities	$1,013	$125	$4,733	$3,510
Realized losses on fixed maturity securities	(90)	(42)	(1,355)	(959)
Realized gains on equity securities	350	265	350	375
Realized losses on equity securities	—	—	(26)	(31)
Net unrealized gains (losses) on equity securities	(934)	—	(1,125)	—
Net unrealized gains (losses) on derivative instruments	(212)	630	493	(41)
Impairment loss	(623)	—	(623)	—
Net realized and unrealized gains (losses)	$(496)	$978	$2,447	$2,854

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$28,558	$9,155	$17,131	$2,272
States, municipalities and political subdivisions	416,390	—	415,998	392
Residential mortgage-backed securities	100,677	—	53,828	46,849
Commercial mortgage-backed securities	60,370	—	34,522	25,848
Asset-backed securities	285,799	—	46,191	239,608
Corporate and other	2,093,649	7,010	1,955,642	130,997
Total fixed maturity securities	2,985,443	16,165	2,523,312	445,966
Equity securities
Common stocks	63,298	56,592	—	6,706
Perpetual preferred stocks	153,855	7,402	89,421	57,032
Total equity securities	217,153	63,994	89,421	63,738
Derivatives	290	—	—	290
Total assets accounted for at fair value	$3,202,886	$80,159	$2,612,733	$509,994

Liabilities
Warrant liability	$4,018	$—	$—	$4,018
Contingent liability	1,763	—	—	1,763
Other	738	—	—	738
Total liabilities accounted for at fair value	$6,519	$—	$—	$6,519

December 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15,722	$5,094	$10,628	$—
States, municipalities and political subdivisions	395,450	—	389,439	6,011
Foreign government	5,998	—	5,998	—
Residential mortgage-backed securities	104,895	—	90,283	14,612
Commercial mortgage-backed securities	30,405	—	18,248	12,157
Asset-backed securities	147,926	—	14,184	133,742
Corporate and other	640,230	2,098	611,844	26,288
Total fixed maturity securities	1,340,626	7,192	1,140,624	192,810

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equity securities
Common stocks	4,928	4,771	—	157
Perpetual preferred stocks	42,572	7,665	28,470	6,437
Total equity securities	47,500	12,436	28,470	6,594
Derivatives	260	—	—	260
Total assets accounted for at fair value	$1,388,386	$19,628	$1,169,094	$199,664

Liabilities
Warrant liability	$3,826	$—	$—	$3,826
Other	944	—	—	944
Total liabilities accounted for at fair value	$4,770	$—	$—	$4,770

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $31.2 million primarily related to structured securities during the nine months ended September 30, 2018. The Company’s assessment resulted in a net transfer out of Level 3 of $57.0 million primarily related to structured securities during the nine months ended September 30, 2017.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$(11)	$(2)	$2,285	$—	$—	$—	$2,272
States, municipalities and political subdivisions	409	(1)	(16)	—	—	—	—	392
Residential mortgage-backed securities	12,267	42	(373)	33,726	(1,375)	2,562	—	46,849
Commercial mortgage-backed securities	22,051	(39)	18	2,086	(63)	1,795	—	25,848
Asset-backed securities	132,744	(39)	(665)	116,833	(9,265)	—	—	239,608
Corporate and other	67,292	162	(832)	65,019	(9,780)	9,136	—	130,997
Total fixed maturity securities	234,763	114	(1,870)	219,949	(20,483)	13,493	—	445,966
Equity securities
Common stocks	483	1,784	—	100	—	4,339	—	6,706
Perpetual preferred stocks	24,365	(350)	—	32,007	—	1,010	—	57,032
Total equity securities	24,848	1,434	—	32,107	—	5,349	—	63,738
Derivatives	280	10	—	—	—	—	—	290
Total financial assets	$259,891	$1,558	$(1,870)	$252,056	$(20,483)	$18,842	$—	$509,994

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Liabilities
Warrant liability	$3,316	$(120)	$—	$822	$—	$—	$—	$4,018
Contingent liability	—	—	—	1,763	—	—	—	1,763
Other	907	(169)	—	—	—	—	—	738
Total financial liabilities	$4,223	$(289)	$—	$2,585	$—	$—	$—	$6,519

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$(11)	$(2)	$2,285	$—	$—	$—	$2,272
States, municipalities and political subdivisions	6,011	(1)	(148)	121	—	418	(6,009)	392
Residential mortgage-backed securities	14,612	166	246	33,726	(6,642)	8,092	(3,351)	46,849
Commercial mortgage-backed securities	12,157	(118)	(246)	12,362	(102)	1,795	—	25,848
Asset-backed securities	133,742	1,119	(3,941)	184,833	(73,211)	—	(2,934)	239,608
Corporate and other	26,288	207	(1,702)	94,033	(12,675)	24,846	—	130,997
Total fixed maturity securities	192,810	1,362	(5,793)	327,360	(92,630)	35,151	(12,294)	445,966
Equity securities
Common stocks	157	1,661	—	100	—	4,788	—	6,706
Perpetual preferred stocks	6,437	105	—	46,950	—	3,540	—	57,032
Total equity securities	6,594	1,766	—	47,050	—	8,328	—	63,738
Derivatives	260	30	—	—	—	—	—	290
Total financial assets	$199,664	$3,158	$(5,793)	$374,410	$(92,630)	$43,479	$(12,294)	$509,994

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Liabilities
Warrant liability	$3,826	$(630)	$—	$822	$—	$—	$—	$4,018
Contingent liability	—	—	—	1,763	—	—	—	1,763
Other	944	(206)	—	—	—	—	—	738
Total financial liabilities	$4,770	$(836)	$—	$2,585	$—	$—	$—	$6,519

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$7,511	$(3)	$(100)	$116	$—	$—	$(1,632)	$5,892
Residential mortgage-backed securities	18,486	21	22	—	(921)	1,041	(868)	17,781
Commercial mortgage-backed securities	3,754	(4)	1	—	(69)	8,620	—	12,302
Asset-backed securities	119,598	97	572	15,780	(23,947)	1,065	—	113,165
Corporate and other	20,539	(5)	(1,202)	4,310	(15)	9,294	(1,423)	31,498
Total fixed maturity securities	169,888	106	(707)	20,206	(24,952)	20,020	(3,923)	180,638
Equity securities
Common stocks	2,090	—	—	—	—	280	—	2,370
Perpetual preferred stocks	—		—	—	—	6,101	—	6,101
Total equity securities	2,090	—	—	—	—	6,381	—	8,471
Derivatives	2,155	9	—	—	—	—	—	2,164
Total financial assets	$174,133	$115	$(707)	$20,206	$(24,952)	$26,401	$(3,923)	$191,273

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Liabilities
Warrant liability	$4,091	$(1,000)	$—	$—	$—	$—	$—	$3,091
Contingent liability	11,730	(6,321)	—	—	—	—	—	5,409
Other	1,042	284	—	—	—	—	—	1,326
Total financial liabilities	$16,863	$(7,037)	$—	$—	$—	$—	$—	$9,826

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Assets
Fixed maturity securities
U.S. Government and government agencies	$32	$—	$—	$—	$(17)	$—	$(15)	$—
States, municipalities and political subdivisions	5,690	(2)	(144)	344	—	1,636	(1,632)	5,892
Residential mortgage-backed securities	55,954	(720)	901	3,465	(7,283)	3,203	(37,739)	17,781
Commercial mortgage-backed securities	43,018	111	76	—	(10,083)	8,620	(29,440)	12,302
Asset-backed securities	73,217	1,147	880	97,051	(48,461)	1,065	(11,734)	113,165
Corporate and other	20,366	(3,329)	3,670	12,244	(4,133)	10,606	(7,926)	31,498
Total fixed maturity securities	198,277	(2,793)	5,383	113,104	(69,977)	25,130	(88,486)	180,638
Equity securities
Common stocks	4,576	(2,842)	356	—	—	280	—	2,370
Perpetual preferred stocks	—	—	—	—	—	6,101	—	6,101
Total equity securities	4,576	(2,842)	356	—	—	6,381	—	8,471
Derivatives	3,813	(1,649)	—	—	—	—	—	2,164
Total financial assets	$206,666	$(7,284)	$5,739	$113,104	$(69,977)	$31,511	$(88,486)	$191,273

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2017
Liabilities
Warrant liability	$4,058	$(967)	$—	$—	$—	$—	$—	$3,091
Contingent liability	11,411	(6,002)	—	—	—	—	—	5,409
Other	816	510	—	—	—	—	—	1,326
Total financial liabilities	$16,285	$(6,459)	$—	$—	$—	$—	$—	$9,826

Internally developed fair values of Level 3 assets represent less than 1% of the Company’s total assets. Any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fair Value of Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, and other assets and liabilities approximate fair value due to relatively short periods to maturity (in thousands):

September 30, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$87,308	$—	$—	$—	$—
Policy loans	20,324	20,324	—	20,324	—
Other invested assets	1,600	1,600	—	—	1,600
Total assets not accounted for at fair value	$109,232	$21,924	$—	$20,324	$1,600
Liabilities
Annuity benefits accumulated (1)	$244,021	$241,688	$—	$—	$241,688
Debt obligations (2)	660,041	663,383	—	663,383	—
Total liabilities not accounted for at fair value	$904,062	$905,071	$—	$663,383	$241,688

December 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$52,109	$52,110	$—	$—	$52,110
Policy loans	17,944	17,944	—	17,944	—
Other invested assets	2,906	3,757	—	—	3,757
Total assets not accounted for at fair value	$72,959	$73,811	$—	$17,944	$55,867
Liabilities
Annuity benefits accumulated (1)	$243,156	$240,361	$—	$—	$240,361
Debt obligations (2)	544,211	552,413	—	552,413	—
Total liabilities not accounted for at fair value	$787,367	$792,774	$—	$552,413	$240,361
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Contracts in progress	$183,584	$167,809
Trade receivables	102,129	106,937
Unbilled retentions	65,597	50,957
Other receivables	3,780	476
Allowance for doubtful accounts	(4,226)	(3,733)
Total accounts receivable, net	$350,864	$322,446

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in thousands):

		September 30, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Company of America	A+	$338,438	25.9%	$336,852	64.0%
Munich American Reassurance Company	A+	331,390	25.4%	—	—%
ManhattanLife Assurance Company of America	B+	278,339	21.3%	—	—%
Loyal American Life Insurance Company	A	144,246	11.1%	140,552	26.7%
General Re Life Corporation	A++	142,411	10.9%		—%
Great American Life Insurance Company	A	52,997	4.1%	48,933	9.3%
Other		17,217	1.3%	—	—%
Total		$1,305,038	100.0%	$526,337	100.0%

During the three months ended September 30, 2018, CGI recaptured one of their reinsurance treaties and received $158.5 million of cash, reduced its ceded reinsurance by $140.8 million, recognizing a gain of $17.7 million, included in Other income (expenses), net.

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$31,315	$30,313
Building and leasehold improvements	39,828	34,632
Plant and transportation equipment	9,721	6,631
Cable-ships and submersibles	253,652	251,840
Equipment, furniture and fixtures, and software	143,056	127,409
Construction in progress	8,811	19,927
	486,383	470,752
Less: Accumulated depreciation	116,612	96,092
Total	$369,771	$374,660

Depreciation expense was $11.9 million and $9.1 million for the three months ended September 30, 2018 and 2017, respectively. These amounts included $1.8 million and $1.3 million of depreciation expense within cost of revenue for the three months ended September 30, 2018 and 2017, respectively.

Depreciation expense was $34.2 million and $25.9 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts included $5.1 million and $3.8 million of depreciation expense within cost of revenue for the nine months ended September 30, 2018 and 2017, respectively.

Total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $40.6 million and $45.3 million as of September 30, 2018 and December 31, 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Broadcasting	Other	Total
Balance at December 31, 2017	$38,607	$14,251	$2,122	$3,378	$47,290	$3,620	$20,678	$1,795	$131,741
Measurement period adjustment	—	—	—	—	—	—	725	—	725
Disposition	—	—	—	—	—	(3,620)	—	(1,795)	(5,415)
Balance at September 30, 2018	$38,607	$14,251	$2,122	$3,378	$47,290	$—	$21,403	$—	$127,051

An interim goodwill impairment evaluation was performed on each reporting unit as of September 30, 2018. After considering all quantitative and qualitative factors, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

Through the sale of BeneVir in the second quarter of 2018, $3.6 million of goodwill was deconsolidated. See Note 4. Acquisitions, Dispositions, and Deconsolidations, for additional detail regarding our acquisitions and dispositions.

Through the deconsolidation of 704Games in the third quarter of 2018, $1.8 million of goodwill was deconsolidated. See Note 4. Acquisitions, Dispositions, and Deconsolidations, for additional detail regarding our acquisitions and dispositions.

Indefinite-lived Intangible Assets

Balances of indefinite-lived intangible assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
State licenses	$2,450	$2,450
FCC licenses and Channel share arrangements	119,981	76,490
Developed technology	—	6,392
Total	$122,431	$85,332

Through the sale of BeneVir, $6.4 million of developed technology were sold to a third party. See Note 4. Acquisitions, Dispositions, and Deconsolidations for additional detail regarding our acquisitions and dispositions.

The Broadcasting segment strategically acquires assets across the United States, which results in the recording of FCC licenses. Providing the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal costs. Accordingly, we have concluded that the acquired FCC licenses are indefinite-lived intangible assets.

In 2018, FCC licenses and channel sharing arrangements increased $43.5 million, $44.2 million through acquisitions, offset by $0.6 million of measurement period adjustments and $0.1 million of impairments, driven by licenses dismissed by the FCC.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows:

	Weighted-Average Original Useful Life	September 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	11 Years	$13,981	$(5,484)	$8,497	$13,981	$(4,527)	$9,454
Customer relationships	12 Years	21,657	(6,137)	15,520	21,657	(4,681)	16,976
Developed technology	5 Years	1,184	(1,184)	—	3,823	(3,601)	222
Other	4 Years	5,444	(841)	4,603	5,374	(253)	5,121
Total		$42,266	$(13,646)	$28,620	$44,835	$(13,062)	$31,773

Amortization expense for definite lived intangible assets for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.4 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets for the nine months ended September 30, 2018 and 2017 was $3.2 million and $4.1 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2019	$3,907
2020	$3,771
2021	$3,545
2022	$3,448
2023	$3,320

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Long-term care insurance reserves	$4,115,726	$1,453,442
Traditional life insurance reserves	318,996	99,951
Other accident and health insurance reserves	272,678	140,568
Total life, accident and health reserves	$4,707,400	$1,693,961

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$243,456	$226,970
Less: recoverable from reinsurers	(100,611)	(97,858)
Beginning balance, net	142,845	129,112
Incurred related to insured events of:
Current year	54,455	44,611
Prior years	6,053	(1,449)
Total incurred	60,508	43,162
Paid related to insured events of:
Current year	(3,927)	(4,054)
Prior years	(36,868)	(30,505)
Total paid	(40,795)	(34,559)
Interest on liability for policy and contract claims	4,128	3,639
Reserve for business acquired during the current period	341,211	—
Ending balance, net	507,897	141,354
Add: recoverable from reinsurers	159,055	115,176
Ending balance	$666,952	$256,530

The Insurance segment experienced an unfavorable claims reserve development of $6.1 million and a favorable claims reserve development of $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

In 2018 the incurred amount of unfavorable claims related to insured events of prior years is the result of policyholder behavior, where claimants were delaying the reporting of their claims more than in recent history. There has also been a variance in the claim termination rates experienced in 2018 relative to 2017 and prior years that is increasing the incurred amount related to insured events of prior years. The reserve sufficiency in 2017 is being driven by claim terminations as the result of policyholder deaths that released significant reserves which is attributable to the normal volatility in the reserves, due to the number of claims that are currently open.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$111,625	$119,236
Accrued expenses and other current liabilities	106,502	99,489
Accrued interconnection costs	72,268	73,383
Accrued payroll and employee benefits	39,486	44,312
Accrued interest	19,328	4,636
Accrued income taxes	4,007	6,436
Total accounts payable and other current liabilities	$353,216	$347,492

13. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Corporate
11.0% Senior Secured Notes due in 2019	$510,000	$400,000
Construction
LIBOR plus 2.50% Line of Credit	10,000	—
LIBOR plus 2.25% Notes, due in 2024	4,713	6,738
LIBOR plus 1.50% Line of Credit	37,312	19,670
Marine Services
Notes payable and revolving lines of credit, various maturity dates	28,145	23,748
Obligations under capital leases	42,178	48,500
Energy
4.50% Note due in 2022	11,619	12,454
5.00% Term Loan due in 2022	12,731	13,706
Other, various maturity dates	3,410	4,363
Life Sciences
11.0% Notes, various maturity dates	1,475	1,750
Broadcasting
LIBOR plus applicable margin Bridge Note, due in 2018	—	60,000
8.50% Note due 2019	35,000	—
Other, various maturity dates	9,993	10,135
Other
Notes payable, various maturity dates	—	54
Total	706,576	601,118
Issuance discount, net and deferred financing costs	(4,356)	(7,946)
Debt obligations	$702,220	$593,172

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

Construction

DBMG Credit Facilities

DBMG has a Credit and Security Agreement ("DBMG Facility") with Wells Fargo Credit, Inc. ("Wells Fargo"). Under the initial terms of the agreement, Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit (the "Revolving Line"). The Revolving Line had a floating interest rate based on LIBOR plus 2.0%, required monthly interest payments, and matured in April 2019.

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

The DBMG Facility was amended effective April 5, 2018, modifying the Revolving Line by increasing the maximum advance amount to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024. Should the DBMG Facility not be renewed at the Revolving Line maturity date of March 31, 2023, all outstanding balances become immediately due.

On July 24, 2018, the DBMG Facility was amended, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at LIBOR plus 2.5%. The temporary borrowing base increase and related interest had an initial maturity date of October 23, 2018. On October 23, 2018 the maturity date was extended to November 23, 2018.

As of September 30, 2018, DBMG had drawn $37.3 million under the Revolving Line and $10.0 million of additional borrowing base from the July amendment, and had $8.5 million in outstanding letters of credit issued under the DBMG Facility, of which zero has been drawn. At September 30, 2018 there was $2.3 million outstanding under the Real Estate Term Advance and $2.4 million of borrowings outstanding under the Real Estate Term Advance 2.

Marine Services

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million ("Shawbrook Loan"), the net proceeds used to fund capital expenditures, being mainly upgrades to cable ships, and working capital requirements on installation contracts.

On September 21, 2018, GMSL refinanced the Shawbrook Loan, extending the principal balance to £11.0 million, or approximately $14.4 million, and extending the maturity date to September 20, 2019. The net proceeds were used to pay the principal balance of the original Shawbrook loan and repay the debt associated with the purchase of the Fugro trenching business acquisition.

As part of the Fugro trenching business acquisition in 2017, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. In September 2018, GMSL repaid the note in full.

Insurance

In July 2018, in connection with the signed agreement to purchase the long-term care block of Humana, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. The Surplus Note was paid in its entirety full on August 17, 2018.

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

The Bridge Loan of $102.0 million was repaid as part of the May 7, 2018 HC2 financing transaction. As part of the transaction, the Broadcasting segment recorded a loss on extinguishment of debt of $2.5 million, which was recorded in Other income (expenses), net in the Condensed Consolidated Financial Statements.

On August 7, 2018, certain subsidiaries of the Broadcasting segment entered into several financing transactions, generating approximately $38.1 million of proceeds. Included in these financing transactions were HC2 Station Group, Inc.'s, and LPTV's issuance of a $35.0 million 364-day Secured Note (the “Secured Note”) to certain institutional investors. The Secured Note bears interest at a rate of 8.50%, payable at maturity.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Income Taxes

Income Tax (Expense) Benefit
The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2018 interim tax provision.

Income tax was a benefit of $9.2 million and an expense of $12.9 million for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit recorded for the three months ended September 30, 2018 relates to the Insurance segment's acquisition of Humana’s long term care business, KIC. The combined insurance entity is projecting a net operating loss for the year due to deductions for actuarial reserve strengthening recorded in the current period. Income tax expense previously recorded was reversed in the current period resulting in a benefit. No additional income tax benefit for the combined insurance entity was recorded as it is in a cumulative loss position and a valuation allowance continues to be maintained against deferred tax assets we do not believe it is more-likely-than-not will be realized. The income tax expense recorded for the three months ended September 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment which generated income in the third quarter of 2017 as a result of the release in reserves.

Income tax was an expense of $1.9 million and $16.2 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax expense recorded for the nine months ended September 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, previously recorded tax expense has been reversed as a result of the Insurance segment’s acquisition of Humana’s long term care business, KIC. The combined insurance entity is projecting a net operating loss for the year due to deductions for actuarial reserve strengthening recorded in the current period. Continental General Insurance Company is now expecting a significantly lower income tax expense for the year. No additional income tax benefit for the combined insurance entity was recorded as it is in a cumulative loss position and a valuation allowance continues to be maintained against deferred tax assets we do not believe it is more-likely-than-not will be realized. The income tax expense generated from the sale of BeneVir in the second quarter of 2018 is offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. Additionally, the tax benefits associated with losses generated by the H2 Holdings, Inc. U.S. consolidated income tax return and certain businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for September 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides that the measurement period is complete when a company’s accounting is complete, but should not extend beyond one year from the enactment date. During the nine months ended September 30, 2018, the Company has not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the TCJA. The accounting for the impact of the TCJA is expected to be completed by the fourth quarter of 2018.

For the calendar year beginning January 1, 2018, we are subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income (GILTI), Base Erosion and Anti-Abuse Tax (BEAT), and the interest limitation rules and we included the impact of each of these provisions in our overall tax expense for the nine months ended September 30, 2018. The Company will continue to refine these calculations as we gather additional information and additional interpretive guidance is issued.

NOL Limitation

As of December 31, 2017, the Company has a U.S. net operating loss carryforward available to reduce future taxable income in the amount of $108.7 million, of which $77.7 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company expects to utilize a portion of the U.S. net operating loss carryforwards in 2018 as a result of the sale of BeneVir. Additionally, the Company has $108.3 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract"). Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska. As of the date hereof, neither party has commenced legal proceedings. Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches. The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of September 30, 2018, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost - benefits earning during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,344	1,403	4,033	4,209
Expected return on assets	(1,901)	(1,921)	(5,702)	(5,764)
Actuarial gain	—	—	—	—
Foreign currency gain (loss)	(24)	7	(72)	22
Net periodic benefit cost (income)	$(581)	$(511)	$(1,741)	$(1,533)
For the nine months ended September 30, 2018, $2.6 million of contributions have been made to the Company's pension plans, comprising $1.5 million of fixed contributions and $1.1 million of profit-related contributions (based on 2015 profits). The Company anticipates contributing an additional $1.6 million during 2018, comprising $1.2 million of fixed contributions and $0.4 million of profit-related contributions (based on 2016 profits).

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $13.1 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this deferral, the Company has provided secured assets in the form of the CWind Phantom crew transfer vessel and two trenchers. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $2.7 million in 2018, approximately $6.8 million in 2019, approximately $7.1 million in 2020, approximately $7.2 million in 2021 and approximately $3.1 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

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

The Company granted 662,769 and 331,616 options during the nine months ended September 30, 2018 and 2017, respectively. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2018, and 2017 was $2.91 and $2.72, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Nine Months Ended September 30,
	2018	2017
Expected option life (in years)	0.88 - 5.84	0.39 - 6.10
Risk-free interest rate	2.24 - 2.85%	1.11 - 2.22%
Expected volatility	47.51 - 47.89%	47.04 - 48.29%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $3.3 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $8.1 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2017	1,588,406	$5.36
Granted	2,073,612	$6.21
Vested	(263,189)	$5.53
Forfeited	(162,660)	$5.70
Unvested - September 30, 2018	3,236,169	$5.87

At September 30, 2018, the total unrecognized stock-based compensation expense related to unvested restricted stock was $11.8 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.3 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2017	6,989,856	$6.57
Granted	662,769	$5.45
Exercised	(274,037)	$4.37
Forfeited	(60,293)	$5.50
Expired	(157,434)	$9.00
Outstanding - September 30, 2018	7,160,861	$6.51

Eligible for exercise	5,877,428	$6.31

At September 30, 2018, the intrinsic value and average remaining life of the Company's outstanding options were $6.1 million and approximately 6.5 years, and intrinsic value and average remaining life of the Company's exercisable options were $5.6 million and approximately 6.3 years.

At September 30, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $1.9 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.0 years. There are 1,283,433 unvested stock options expected to vest, with a weighted average remaining life of 7.7 years, a weighted average exercise price of $7.42, and an intrinsic value of $0.5 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2018	December 31, 2017
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	12,500	12,500
Series A-2 shares issued and outstanding	14,000	14,000

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

For the nine months ended September 30, 2018, 89,273 and 10,043 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.6 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Dividends

During the nine months ended September 30, 2018 and 2017, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in thousands):

2018

Declaration Date	March 31, 2018	June 30, 2018	September 30, 2018
Holders of Record Date	March 31, 2018	June 30, 2018	September 30, 2018
Payment Date	April 16, 2018	July 17, 2018	October 15, 2018
Total Dividend	$500	$500	$500

2017

Declaration Date	March 31, 2017	June 30, 2017	September 30, 2017
Holders of Record Date	March 31, 2017	June 30, 2017	September 30, 2017
Payment Date	April 17, 2017	July 17, 2017	October 16, 2017
Total Dividend	$563	$500	$500

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.0 million  and $1.2 million of expenses under the Services Agreement for each of the three months ended September 30, 2018 and 2017, respectively. The Company recognized $2.9 million  and $3.1 million of expenses under the Services Agreement for each of the nine months ended September 30, 2018 and 2017, respectively.

In June 2018, the Company funded $0.8 million to Harbinger Capital Partners for a deposit in connection with its allocable portion of shared office space occupied by the Company.

GMSL

In November 2017, GMSL acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred expenses with Fugro for various survey and other contractual services. For the three months ended September 30, 2018, GMSL recognized $3.0 million of expenses for such services with Fugro. For the nine months ended September 30, 2018, GMSL recognized $7.1 million of expenses for such services with Fugro.

As part of the Fugro trenching business acquisition in November 2017, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. GMSL recognized interest expense on the note of $0.2 million for the three months ended September 30, 2018 and $0.6 million for the nine months ended September 30, 2018. In September 2018, GMSL repaid the note in full.

The parent company of GMSL, GMH, incurred management fees of $0.1 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.5 million for each of the nine months ended September 30, 2018 and 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL also has transactions with several of their equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$5,684	$4,174	$13,322	$16,271
Operating expenses	$340	$1,258	$1,378	$6,089
Interest expense	$310	$351	$996	$1,047
Dividends	$21,886	$2,027	$24,260	$2,659

	September 30, 2018	December 31, 2017
Accounts receivable	$5,138	$8,654
Long-term obligations	$30,015	$35,289
Accounts payable	$390	$1,925

Life Sciences

In 2017, R2 issued secured convertible note of $1.5 million to a related party, Blossom Innovations, LLC. As of September 30, 2018, the note with Blossom Innovation, LLC had an outstanding balance of $1.0 million.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2018	2017	2018	2017
Customer A	Telecommunications	11.6%	*	11.4%	*
* Less than 10% revenue concentration

Summary information with respect to the Company’s geographic and operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Revenue by Geographic Region
United States	$450,165	$358,743	$1,285,578	$1,039,252
United Kingdom	45,068	42,233	146,866	112,958
Other	6,123	5,433	19,381	23,419
Total	$501,356	$406,409	$1,451,825	$1,175,629

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue
Construction	$195,358	$151,697	$531,209	$403,325
Marine Services	44,825	42,817	149,923	123,382
Energy	4,561	3,919	16,141	12,301
Telecommunications	187,798	167,881	580,630	520,214
Insurance	77,229	37,737	161,179	112,032
Broadcasting	11,957	—	33,702	—
Other	271	2,358	3,680	4,375
Eliminations (1)	(20,643)	—	(24,639)	—
Total net revenue	$501,356	$406,409	$1,451,825	$1,175,629
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments in the amount of $20.6 million and $24.6 million for the three and nine months ended September 30, 2018 respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

(Loss) income from operations
Construction	$12,475	$12,198	$30,348	$25,911
Marine Services	(8,515)	(181)	(8,519)	(1,726)
Energy	(356)	(1,161)	505	(1,784)
Telecommunications	1,281	1,374	3,413	5,023
Insurance	7,539	17,476	14,488	20,704
Life Sciences	(2,221)	(6,437)	(12,017)	(13,167)
Broadcasting	(5,328)	—	(21,393)	—
Other	(993)	(1,383)	(2,420)	(7,164)
Non-operating Corporate	(7,591)	(11,321)	(23,395)	(27,455)
Eliminations (1)	(20,643)	—	(24,639)	—
Total (loss) income from operations	$(24,352)	$10,565	$(43,629)	$342
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments in the amount of $20.6 million and $24.6 million for the three and nine months ended September 30, 2018 respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income from operations	$(24,352)	$10,565	$(43,629)	$342
Interest expense	(17,456)	(13,222)	(53,962)	(39,410)
Gain on sale and deconsolidation of subsidiary	2,965	—	105,106	—
Gain on contingent consideration	—	6,320	—	6,001
Income from equity investees	8,134	971	13,655	12,667
Gain on bargain purchase	109,112	—	109,112	—
Other income (expenses), net	63,908	(97)	64,032	(8,112)
Income (loss) from continuing operations before income taxes	142,311	4,537	194,314	(28,512)
Income tax benefit (expense)	9,230	(12,861)	(1,863)	(16,167)
Net income (loss)	151,541	(8,324)	192,451	(44,679)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,925	2,357	(18,615)	6,305
Net income (loss) attributable to HC2 Holdings, Inc.	153,466	(5,967)	173,836	(38,374)
Less: Preferred stock and deemed dividends from conversions	703	703	2,109	2,079
Net income (loss) attributable to common stock and participating preferred stockholders	$152,763	$(6,670)	$171,727	$(40,453)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and Amortization
Construction	$1,851	$1,314	$5,043	$4,194
Marine Services	6,853	6,221	20,110	16,561
Energy	1,389	1,247	4,092	3,876
Telecommunications	89	94	262	285
Insurance (2)	(4,820)	(1,319)	(7,074)	(3,440)
Life Sciences	35	50	146	129
Broadcasting	827	—	2,275	—
Other	11	272	53	933
Non-operating Corporate	21	17	62	50
Total	$6,256	$7,896	$24,969	$22,588
(2) Balance includes amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital Expenditures (3)
Construction	$6,594	$2,517	$10,756	$9,729
Marine Services	4,707	3,463	18,806	8,195
Energy	274	2,099	1,486	6,540
Telecommunications	13	7	120	47
Insurance	—	—	273	383
Life Sciences	—	197	50	395
Broadcasting	449	—	736	—
Other	9	4	17	17
Non-operating Corporate	10	18	46	18
Total	$12,056	$8,305	$32,290	$25,324
(3) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30,	December 31,
	2018	2017
Investments
Construction	$146	$250
Marine Services	56,259	66,322
Insurance	3,319,123	1,493,589
Life Sciences	16,144	17,771
Other	6,312	1,518
Eliminations	(16,791)	(35,852)
Total	$3,381,193	$1,543,598

	September 30,	December 31,
	2018	2017
Property, Plant and Equipment—Net
United States	$161,235	$162,788
United Kingdom	202,847	204,866
Other	5,689	7,006
Total	$369,771	$374,660

	September 30,	December 31,
	2018	2017
Total Assets
Construction	$409,987	$342,806
Marine Services	394,175	389,500
Energy	79,563	83,607
Telecommunications	105,910	114,445
Insurance	5,480,165	2,117,045
Life Sciences	36,466	31,485
Broadcasting	184,353	136,690
Other	6,320	2,674
Non-operating Corporate	55,849	35,291
Eliminations	(22,791)	(35,852)
Total	$6,729,997	$3,217,691

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following potential common shares were excluded from diluted EPS for the three and nine months ended September 30, 2018 as the shares were antidilutive: 2,019,972 for outstanding warrants to purchase the Company's stock and 4,787,602 for convertible preferred stock.

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2017, due to the results of operations being a loss from continuing operations, net of tax.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stock and participating preferred stockholders	$152,763	$(6,670)	$171,727	$(40,453)
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average common stock outstanding	44,326	43,013	44,175	42,555
Unvested restricted stock	384	—	350	—
Preferred stock (as-converted basis)	4,787	—	4,787	—
Total	49,497	43,013	49,312	42,555

Percentage of loss allocated to:
Common stock	89.6%	100.0%	89.6%	100.0%
Unvested restricted stock	0.8%	—%	0.7%	—%
Preferred stock	9.7%	—%	9.7%	—%

Net Income (loss) attributable to common stock, basic	$136,804	$(6,670)	$153,838	$(40,453)

Distributed and Undistributed earnings to Common Shareholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares	$397	$—	$378	$—
Income from the dilutive impact of subsidiary securities	—	—	—	—
Net Income (loss) attributable to common stock, diluted	$137,201	$(6,670)	$154,216	$(40,453)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	44,326	43,013	44,175	42,555
Effect of assumed shares under treasury stock method for stock options and restricted shares	1,891	—	1,400	—
Weighted average common shares outstanding - diluted	46,217	43,013	45,575	42,555

Net income (loss) attributable to participating security holders - basic	$3.09	$(0.16)	$3.48	$(0.95)
Net income (loss) attributable to participating security holders - diluted	$2.97	$(0.16)	$3.38	$(0.95)

22. Subsequent Events

On October 11, 2018, DBMG entered into an agreement to acquire GrayWolf Industrial, a premier specialty maintenance, repair and installation services provider, for $135.0 million. The transaction, which is subject to customary closing conditions and adjustments, is expected to close during the fourth quarter of 2018.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On October 22, 2018, we announced the commencement of a private offering of $535 million aggregate principal amount of senior secured notes due 2023 (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions in accordance with Regulation S under the Securities Act. In connection with the Notes Offering, we are providing prospective investors with certain financial and other information which we furnished as exhibits to a Current Report on Form 8-K filed on October 22, 2018.  This information, which we had not previously reported, was excerpted from a preliminary offering memorandum that is being disseminated in connection with the Notes Offering or from an investor presentation related thereto.

Subsequent to September 30, 2018, the Broadcasting segment received FCC approval and closed multiple APAs for a total consideration of $5.6 million, of which $0.3 million was previously funded at signing of the APAs.

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

Our Operations

Refer to Note 1. Organization and Business to our unaudited Condensed Consolidated Financial Statements for additional information.

Seasonality

Our segments' operations can be highly cyclical and subject to seasonal patterns. Our volume of business in our Construction and Marine Services segments may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

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

Recent Developments

Acquisitions

Construction

On October 11, 2018, DBMG entered into an agreement to acquire GrayWolf Industrial, a premier specialty maintenance, repair and installation services provider, for $135.0 million.  The transaction, which is subject to customary closing conditions and adjustments, is expected to close during the fourth quarter of 2018.

Telecommunications

On September 9, 2018, ICS Group entered into a definitive agreement to acquire Go2Tel.com Inc. (“Go2Tel”), a well-established VoIP carrier that offers high-quality termination services, primarily in Latin America, South America and the Caribbean. The transaction, which is subject to customary closing conditions and adjustments, is expected to close during the fourth quarter of 2018.

Broadcasting

On February 7, 2018, Broadcasting closed on the 2017 acquisition of Northstar's broadcast television stations. The total consideration paid in February 2018 was $33.0 million. In addition, during the nine months ended September 30, 2018, Broadcasting completed asset acquisitions for total consideration of $46.5 million.

Subsequent to September 30, 2018, the Broadcasting segment received FCC approval and closed multiple APAs for a total consideration of $5.6 million, of which $0.3 million was previously funded at signing of the APAs.

Dispositions and Deconsolidation

Marine Services
On October 22, 2018, HC2 announced our intention to explore strategic alternatives for GMSL, including a potential sale.
Life Sciences

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. The escrow will be released within fifteen months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.

On October 22, 2018, HC2 also announced that the U.S. Food and Drug Administration has granted Breakthrough Device designation to MediBeacon Inc., a portfolio company within HC2’s Pansend Life Sciences subsidiary, for the company’s Transdermal GFR Measurement System. The device is intended to measure Glomerular Filtration Rate in patients with impaired or normal renal function.

Other

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and the deconsolidation of the entity. HC2 recognized a gain of $3.0 million within Gain on sale and deconsolidation of subsidiary line of the Condensed Consolidated Statements of Operations.

Debt Obligations

Construction

The DBMG Facility was amended effective April 5, 2018, modifying the Revolving Line by increasing the maximum advance amount to $70.0 million, modifying the floating interest rate to LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to LIBOR plus 2.25% with a maturity date of April 30, 2024. Should the DBMG Facility not be renewed at the Revolving Line maturity date of March 31, 2023, all outstanding balances become immediately due.

On July 24, 2018, the DBMG Facility was amended, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at LIBOR plus 2.5%. The temporary borrowing base increase and related interest had an initial maturity date of October 23, 2018. On October 23, 2018 the maturity date was extended to November 23, 2018.

Marine Services

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million ("Shawbrook Loan"). The net proceeds of the Shawbrook Loan were used to fund capital expenditures, being mainly upgrades to cable ships, and working capital requirements on installation contracts.

On September 21, 2018, GMSL refinanced the Shawbrook Loan, extending the principal balance to £11.0 million, or approximately $14.4 million, and extending the maturity date to September 20, 2019. The net proceeds were used to pay the principal balance of the original Shawbrook loan .

As part of the Fugro trenching business acquisition in 2017, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. In September 2018, GMSL repaid the note in full.

Insurance

On July 23, 2018, in connection with the signed agreement to purchase the long-term care block of Humana, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. The Surplus Note was paid in its entirety on August 17, 2018.

Broadcasting

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

The Bridge Loan of $102.0 million was repaid as part of the May 7, 2018 HC2 financing transaction (see "Non-operating Corporate" section below). As part of the transaction, the Broadcasting segment recorded a loss on extinguishment of debt of $2.5 million, which was recorded in Other income (expenses), net in the Condensed Consolidated Financial Statements.

On August 7, 2018, certain subsidiaries of the Broadcasting segment entered into several financing transactions, generating approximately $38.1 million of proceeds. These financing transactions consisted of the following:

•
HC2 Station Group, Inc. and HC2 LPTV (together with HC2 Station Group, the “Borrowers”), indirect wholly-owned subsidiaries of the Broadcasting segment, issued a $35.0 million 364-day Secured Note (the “Secured Note”) to certain institutional investors (the "Institutional Investors"). The Secured Note bears interest at a rate of 8.50%, payable at maturity.

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

Non-operating Corporate

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

On October 22, 2018, we announced the commencement of a private offering of $535 million aggregate principal amount of senior secured notes due 2023 (the “Notes Offering”) to qualified institutional buyers pursuant to Rule 144A under Securities Act, and to certain persons in offshore transactions in accordance with Regulation S under the Securities Act. In connection with the Notes Offering, we provided prospective investors with certain financial and other information which we furnished as exhibits to a Current Report on Form 8-K filed on October 22, 2018. This information, which we had not previously reported, was excerpted from a preliminary offering memorandum that is being disseminated in connection with the Notes Offering or from an investor presentation related thereto.

Dividends

During the three months ended September 30, 2018 HC2 received $0.8 million in dividends from its Telecommunications segment. During the nine months ended September 30, 2018, HC2 received $2.5 million in dividends from its Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the nine months ended September 30, 2018, HC2 received $4.0 million from DBMG under the tax sharing agreement.

Other

Energy

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

Other

On August 4, 2018, HC2 Chairman and Chief Executive Officer Philip Falcone informed Inseego Corp’s (“INSG”) Board of Directors (the “Board”) of his resignation from his position as a Director and Chairman of the Board of INSG effective upon consummation of a private placement at INSG. The INSG private placement consisted of an issuance of an aggregate of 12.0 million shares of its common stock to two investors for a purchase price of $1.63 per share, resulting in aggregate gross proceeds to INSG of approximately $19.7 million. Concurrently, INSG amended HC2's Investors’ Rights Agreement where HC2 agreed to eliminate its board observation and nomination rights. As a result, HC2 lost its ability to exercise significant influence. HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method. Beginning in the third quarter, the investment will be recorded at fair value. The investment basis in INSG under the equity method had been reduced to zero as a result of losses incurred for the duration of the investment. The change in the accounting method resulted in a gain of $44.2 million for the three months ended September 30, 2018 and recorded in Other income (expenses), net.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017.

Results of Operations

Presented below is a disaggregated table that summarizes our results of operations and a comparison of the change between the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue
Construction	$195,358	$151,697	$43,661	$531,209	$403,325	$127,884
Marine Services	44,825	42,817	2,008	149,923	123,382	26,541
Energy	4,561	3,919	642	16,141	12,301	3,840
Telecommunications	187,798	167,881	19,917	580,630	520,214	60,416
Insurance	77,229	37,737	39,492	161,179	112,032	49,147
Broadcasting	11,957	—	11,957	33,702	—	33,702
Other	271	2,358	(2,087)	3,680	4,375	(695)
Eliminations (1)	(20,643)	—	(20,643)	(24,639)	—	(24,639)
Total net revenue	501,356	406,409	94,947	1,451,825	1,175,629	276,196

(Loss) income from operations
Construction	12,475	12,198	277	30,348	25,911	4,437
Marine Services	(8,515)	(181)	(8,334)	(8,519)	(1,726)	(6,793)
Energy	(356)	(1,161)	805	505	(1,784)	2,289
Telecommunications	1,281	1,374	(93)	3,413	5,023	(1,610)
Insurance	7,539	17,476	(9,937)	14,488	20,704	(6,216)
Life Sciences	(2,221)	(6,437)	4,216	(12,017)	(13,167)	1,150
Broadcasting	(5,328)	—	(5,328)	(21,393)	—	(21,393)
Other	(993)	(1,383)	390	(2,420)	(7,164)	4,744
Non-operating Corporate	(7,591)	(11,321)	3,730	(23,395)	(27,455)	4,060
Eliminations (1)	(20,643)	—	(20,643)	(24,639)	—	(24,639)
Total (loss) income from operations	(24,352)	10,565	(34,917)	(43,629)	342	(43,971)

Interest expense	(17,456)	(13,222)	(4,234)	(53,962)	(39,410)	(14,552)
Gain on sale and deconsolidation of subsidiary	2,965	—	2,965	105,106	—	105,106
Gain on contingent consideration	—	6,320	(6,320)	—	6,001	(6,001)
Income from equity investees	8,134	971	7,163	13,655	12,667	988
Gain on bargain purchase	109,112	—	109,112	109,112	—	109,112
Other income (expenses), net	63,908	(97)	64,005	64,032	(8,112)	72,144
Income (loss) from continuing operations before income taxes	142,311	4,537	137,774	194,314	(28,512)	222,826
Income tax benefit (expense)	9,230	(12,861)	22,091	(1,863)	(16,167)	14,304
Net income (loss)	151,541	(8,324)	159,865	192,451	(44,679)	237,130
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	1,925	2,357	(432)	(18,615)	6,305	(24,920)
Net income (loss) attributable to HC2 Holdings, Inc.	153,466	(5,967)	159,433	173,836	(38,374)	212,210
Less: Preferred stock and deemed dividends from conversions	703	703	—	2,109	2,079	30
Net income (loss) attributable to common stock and participating preferred stockholders	$152,763	$(6,670)	$159,433	$171,727	$(40,453)	$212,180
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments in the amount of $20.6 million and $24.6 million for the three and nine months ended September 30, 2018 respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Net revenue: Net revenue for the three months ended September 30, 2018 increased $94.9 million to $501.4 million from $406.4 million for the three months ended September 30, 2017. The increase was due to our Construction segment, driven by increased activity on large commercial projects in the West region, which contributed greater revenue when compared to the previous period. Further adding to the increase was our Telecommunications segment due to fluctuations in wholesale traffic volumes, our Insurance segment net of eliminations driven by net investment income primarily due to the net investment income and premiums generated from the acquisition of KIC, and higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments, and the addition of our Broadcasting segment driven by the revenues of its subsidiaries which were predominantly acquired in the fourth quarter of 2017.

(Loss) income from operations: (Loss) income from operations for the three months ended September 30, 2018 decreased $34.9 million to a loss of $24.4 million from income of $10.6 million for the three months ended September 30, 2017. The decrease was driven by our Insurance segment net of eliminations due to higher policy benefits, our Marine Services segment due to higher than expected costs on a certain offshore power construction project during the third quarter of 2018 and an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed, and our Broadcasting segment driven by the cost of operations of the subsidiaries which were predominantly acquired in the fourth quarter of 2017. The decrease was partially offset by our Life Sciences segment due to certain milestone expenses at R2 in 2017 that did not repeat in 2018, and our non-operating Corporate segment driven by a reduction of acquisition related expenses incurred compared to the prior period, and a decrease in overhead costs including unrepeated compensation related expenses associated with senior management changes in the comparable period.

Interest expense: Interest expense for the three months ended September 30, 2018 increased $4.2 million to $17.5 million from $13.2 million for the three months ended September 30, 2017. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary for the three months ended September 30, 2018 increased $3.0 million. As a result of the deconsolidation of 704Games in the third quarter of 2018, HC2 recognized a gain of $3.0 million.

Gain on contingent consideration: Gain on contingent consideration was $6.3 million for the three months ended September 30, 2017 driven by the reduction to the contingency reserve established by the Company related to the 2016 acquisition of CIG as a result of changes in interest rate expectations, which did not occur in the current period.

Income from equity investees: Income from equity investees for the three months ended September 30, 2018 increased $7.2 million to $8.1 million from $1.0 million for the three months ended September 30, 2017. The increase in income was primarily driven by our Marine Services segment, principally from its equity interests in Huawei Marine Network ("HMN"), driven by a higher level of project activity and the timing of projects, and our Life Sciences segment due to lower equity method losses recorded from its investment in Medibeacon as clinical trials on the MB-102 technology, which have been ongoing throughout 2018, have concluded.

Gain on bargain purchase: Gain on bargain purchase was $109.1 million due to the Insurance segment's acquisition of KIC. The gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance and a corresponding deferred tax position. More specifically, the bargain purchase gain was largely driven by the following attributes: (i) the Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price; (ii) the reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018; and (iii) changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals.

Other income (expenses), net: Other income (expenses), net for the three months ended September 30, 2018 increased $64.0 million to income of $63.9 million compared to expenses of $0.1 million for the three months ended September 30, 2017.  As HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method, a change in accounting method resulted in $44.2 million of income recognized during the third quarter of 2018 to establish the investment on a fair value method of accounting. In addition, in conjunction with the KIC acquisition, the Insurance segment recaptured one of KIC's reinsurance treaties covering Long Term Care business immediately following the closing of the transaction. As a result of the recapture, CGI received $158.5 million of cash, reduced its ceded reinsurance by $140.8 million, and recognized a gain of $17.7 million.

Income tax benefit (expense): Income tax benefit (expense) was a benefit of $9.2 million and an expense of $12.9 million for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit recorded for the three months ended September 30, 2018 relates to the Insurance segment’s acquisition of Humana’s long-term care business, KIC. The Insurance segment is projecting a net operating loss for the year due to deductions for actuarial reserve strengthening recorded in the current period. The income tax expense previously recorded was reversed in the current period resulting in a benefit. No additional income tax benefit for the combined insurance entity was recorded as it is in a cumulative loss position and a valuation allowance continues to be maintained against deferred tax assets as we do not believe it is more-likely-than-not will be realized. The income tax expense recorded for the three months ended September 30, 2017 relates primarily to the appreciation of investments and the mix of income and losses by taxpaying entities, including the Insurance segment which generated income in the third quarter of 2017 as a result of the release in reserves.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Net revenue: Net revenue for the nine months ended September 30, 2018 increased $276.2 million to $1,451.8 million from $1,175.6 million for the nine months ended September 30, 2017. The increase was driven by the Construction segment due primarily to increased activity on large commercial projects in the West region which contributed greater revenue when compared to the previous period, our Telecommunications segment due to fluctuations in wholesale traffic volumes, and our Marine Services segment primarily attributed to the increased scale and timing of telecom and offshore power installation projects under execution over the comparable periods. Growth in offshore power repair projects further contributed to the increase. Finally, the increase was driven by our Insurance segment net of eliminations driven by net investment income primarily due to the net investment income and premiums generated from the acquisition of KIC, and higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments, and revenues from our Broadcasting segment driven by the revenues of the subsidiaries which were predominantly acquired in the fourth quarter of 2017.

(Loss) income from operations: (Loss) income from operations for the nine months ended September 30, 2018 decreased $44.0 million to a loss of $43.6 million from income of $0.3 million for the nine months ended September 30, 2017. The decrease was driven by our Insurance segment net of eliminations due to higher policy benefits, our Broadcasting segment driven by the cost of operations of the subsidiaries which were predominantly acquired in the fourth quarter of 2017, and our Marine Services segment due to higher than expected costs on a certain offshore power construction project during the third quarter of 2018 and an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed. This was offset by a decrease in costs in our Other segment, due to stronger sales at 704Games prior to its deconsolidation in August 2017, and our non-operating Corporate segment driven by a reduction of acquisition related expenses incurred compared to the prior period, and a decrease in overhead costs including unrepeated compensation related expenses associated with senior management changes in the comparable period.

Interest expense: Interest expense for the nine months ended September 30, 2018 increased $14.6 million to $54.0 million from $39.4 million for the nine months ended September 30, 2017. The increase was attributable to the interest expense associated with the Broadcasting segment's Bridge Loan, which was repaid in May of 2018, and the net increase of the aggregate principal amount of our 11.0% Notes.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary for the nine months ended September 30, 2018 increased $105.1 million. The increase was attributable to the Life Sciences segment sale of BeneVir in which the Company recorded a gain on the sale of $102.1 million in addition to the deconsolidation of 704Games in the third quarter of 2018, which resulted in a gain of $3.0 million.

Gain on contingent consideration: Gain on contingent consideration was $6.0 million for the nine months ended September 30, 2017 driven by the reduction to the contingency reserve established by the Company related to the 2016 CIG acquisition as a result of changes in interest rate expectations, which did not occur in the current period.

Income from equity investees: Income from equity investees for the nine months ended September 30, 2018 increased $1.0 million to $13.7 million from $12.7 million for the nine months ended September 30, 2017. Income from equity investees remained consistent largely due to Marine Services and an increase in income driven by our Life Sciences segment due to lower equity method losses recorded from our investment in Medibeacon as clinical trials on the MB-102 technology, which have been ongoing throughout 2018, have concluded.

Gain on bargain purchase: Gain on bargain purchase was $109.1 million due to the Insurance segment's acquisition of KIC. The gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance and a corresponding deferred tax position. More specifically, the bargain purchase gain was largely driven by the following attributes: (i) the Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price; (ii) the reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018; and (iii) changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals.

Other income (expenses), net: Other income (expenses), net for the nine months ended September 30, 2018 increased $72.1 million to income of $64.0 million compared to an expense of $8.1 million for the nine months ended September 30, 2017. As HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method, a change in accounting method resulted in $44.2 million recognized during the third quarter of 2018 to establish the investment on a fair value method of accounting. In addition, in conjunction with the KIC acquisition, the Insurance segment recaptured one of KIC's reinsurance treaties covering Long Term Care business immediately following the closing of the transaction. As a result of the recapture, CGI received $158.5 million of cash, reduced its ceded reinsurance by $140.8 million, and recognized a gain of $17.7 million. Further adding to the change were impairments in the prior year of one fixed maturity security and our original investment in DTV, which did recur in 2018.

Income tax expense: Income tax expense was $1.9 million and $16.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Insurance segment is projecting a net operating loss for the year due to deductions for actuarial reserve strengthening recorded in the current period. Continental General Insurance Company is now expecting a significantly lower income tax expense for the year. There is no additional income tax benefit for the the Insurance segment, as the segment is in a cumulative loss position and a valuation allowance continues to be maintained against deferred tax assets as we do not believe it is more-likely-than-not will be realized. The income tax expense generated from the sale of BeneVir in the second quarter of 2018 is offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. Additionally, the tax benefits associated with losses generated by the H2 Holdings, Inc. U.S. consolidated income tax return and certain businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for September 30, 2017 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

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

Construction Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$195,358	$151,697	$43,661	$531,209	$403,325	$127,884

Cost of revenue	166,533	123,304	43,229	451,323	329,782	121,541
Selling, general and administrative expenses	15,180	14,395	785	44,748	43,346	1,402
Depreciation and amortization	1,851	1,314	537	5,043	4,194	849
Other operating (income) expense	(681)	486	(1,167)	(253)	92	(345)
Income from operations	$12,475	$12,198	$277	$30,348	$25,911	$4,437

Net revenue: Net revenue from our Construction segment for the three months ended September 30, 2018 increased $43.7 million to $195.4 million from $151.7 million for the three months ended September 30, 2017. The increases were due primarily to increased activity on large commercial projects in the West region, including a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period as those projects entered erection phases.

Net revenue from our Construction segment for the nine months ended September 30, 2018 increased $127.9 million to $531.2 million from $403.3 million for the nine months ended September 30, 2017. The increases were due primarily to increased activity on large commercial projects in the West region, including a multi-use sports stadium complex and a healthcare facility, which contributed greater revenue when compared to the previous period as those projects entered the pre-assembly and erection phases, respectively.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended September 30, 2018 increased $43.2 million to $166.5 million from $123.3 million for the three months ended September 30, 2017. Cost of revenue from our Construction segment for the nine months ended September 30, 2018 increased $121.5 million to $451.3 million from $329.8 million for the nine months ended September 30, 2017. The increases were due primarily to the overall growth in project revenues and expansion in backlog, including higher staffing costs associated with the timing of fabrication, pre-assembly and erection work on large complex projects.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended September 30, 2018 increased $0.8 million to $15.2 million from $14.4 million for the three months ended September 30, 2017. Selling, general and administrative expenses from our Construction segment for the nine months ended September 30, 2018 increased $1.4 million to $44.7 million from $43.3 million for the nine months ended September 30, 2017. The increases were due primarily to increases in salary and benefits due to increases in headcount required to support the overall growth in the company.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended September 30, 2018 increased $0.6 million to $1.9 million from $1.3 million for the three months ended September 30, 2017. Depreciation and amortization from our Construction segment for the nine months ended September 30, 2018 increased $0.8 million to $5.0 million from $4.2 million for the nine months ended September 30, 2017. The increases were due to the depreciation of additional equipment obtained in the acquisition of Mountain States Steel in the fourth quarter of 2017.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the three months ended September 30, 2018 increased by $1.2 million to income of $0.7 million from expense of $0.5 million. Other operating (income) expense from our Construction segment for the nine months ended September 30, 2018 increased by $0.4 million to income of $0.3 million from expense of $0.1 million for the nine months ended September 30, 2017. The increases were primarily due to a gain of the sale of land during the third quarter of 2018.

Marine Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$44,825	$42,817	$2,008	$149,923	$123,382	$26,541

Cost of revenue	41,710	32,475	9,235	125,750	97,772	27,978
Selling, general and administrative expenses	4,896	4,302	594	15,362	14,026	1,336
Depreciation and amortization	6,853	6,221	632	20,110	16,561	3,549
Other operating (income) expense	(119)	—	(119)	(2,780)	(3,251)	471
Loss from operations	$(8,515)	$(181)	$(8,334)	$(8,519)	$(1,726)	$(6,793)

Net revenue: Net revenue from our Marine Services segment for the three months ended September 30, 2018 increased $2.0 million to $44.8 million from $42.8 million for the three months ended September 30, 2017. The growth in revenues can be primarily attributed to increases in project revenues for cable installations in the telecom and offshore renewables markets, partially offset by a decline in revenues from telecom maintenance services attributable to decrease in universal joint sales when compared to the prior period.

Net revenue from our Marine Services segment for the nine months ended September 30, 2018 increased $26.5 million to $149.9 million from $123.4 million for the nine months ended September 30, 2017. The growth in revenues can be primarily attributed to the increased scale and timing of cable installation projects under execution in the telecom and offshore renewables markets over the comparable period. Growth in revenues from power cable repair projects in the offshore renewables market further contributed to the increase.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended September 30, 2018 increased $9.2 million to $41.7 million from $32.5 million for the three months ended September 30, 2017. Cost of revenue from our Marine Services segment for the nine months ended September 30, 2018 increased $28.0 million to $125.8 million from $97.8 million for the nine months ended September 30, 2017. The increases were primarily driven by the increased scale of cable installation work under execution and an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed, as well as from higher than expected costs on a certain offshore power construction project.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended September 30, 2018 increased $0.6 million to $4.9 million from $4.3 million for the three months ended September 30, 2017. Selling, general and administrative expenses from our Marine Services segment for the nine months ended September 30, 2018 increased $1.4 million to $15.4 million from $14.0 million for the nine months ended September 30, 2017. The increases were due primarily to higher compensation costs and professional fees.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the three months ended September 30, 2018 increased $0.7 million to $6.9 million from $6.2 million for the three months ended September 30, 2017. The increase in depreciation is largely attributable to the acquisition of the Fugro vessel and trenching assets in the fourth quarter of 2017 which was subsequent to the comparable period.

Depreciation and amortization from our Marine Services segment for the nine months ended September 30, 2018 increased $3.5 million to $20.1 million from $16.6 million for the nine months ended September 30, 2017. The increase in depreciation is largely attributable to the acquisition of the Fugro vessel and trenching assets in the fourth quarter of 2017 which was subsequent to the comparable period, and additional expense associated with capex related to new vessels. This was partially offset by a reduction in expense due to the sale of a vessel in the first quarter of 2018.

Other operating (income) expense: Other operating (income) expense from our Marine Services segment for the nine months ended September 30, 2018 decreased $0.5 million to $2.8 million of income from $3.3 million of income compared to the nine months ended September 30, 2017. The gain recognized on the sale of a maintenance vessel in 2017 was greater than the sale of a similar vessel in the current period.

Energy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$4,561	$3,919	$642	$16,141	$12,301	$3,840

Cost of revenue	2,697	2,935	(238)	8,308	7,770	538
Selling, general and administrative expenses	830	873	(43)	3,181	2,400	781
Depreciation and amortization	1,389	1,247	142	4,092	3,876	216
Other operating expense	1	25	(24)	55	39	16
(Loss) income from operations	$(356)	$(1,161)	$805	$505	$(1,784)	$2,289

Net revenue: Net revenue from our Energy segment for the three months ended September 30, 2018 increased $0.7 million to $4.6 million from $3.9 million for the three months ended September 30, 2017. The increase was driven by additional income recognized from renewable energy tax credits related to the sale of Renewable Natural Gas ("RNG") and additional sales of Compressed Natural Gas ("CNG").

Net revenue from our Energy segment for the nine months ended September 30, 2018 increased $3.8 million to $16.1 million from $12.3 million for the nine months ended September 30, 2017. The increase was largely driven by $2.6 million of AFETC related to 2017 CNG sales that were recognized in the second quarter of 2018 and is not present in the comparable period. The increase was also driven by additional income recognized from renewable energy tax credits related to the sale of RNG and additional sales of CNG.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended September 30, 2018 decreased $0.2 million to $2.7 million from $2.9 million for the three months ended September 30, 2017. The decrease was driven by unrepeated costs in the prior period related to station down time and repair and maintenance expenses associated with the integration of stations from Constellation CNG and the Questar Fueling Company. This was partially offset by an increase in utility and supply costs associated with the increase in sales of CNG when compared to the previous period.

Cost of revenue from our Energy segment for the nine months ended September 30, 2018 increased $0.5 million to $8.3 million from $7.8 million for the nine months ended September 30, 2017. The increases were driven by utility and supply costs associated with the increase in sales of CNG when compared to the previous period.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the nine months ended September 30, 2018 increased $0.8 million to $3.2 million from $2.4 million for the nine months ended September 30, 2017. The increase was driven by a one-time expense related to the abandonment of a station development project and increases in professional service expenses required to support the overall growth in the company.

Telecommunications Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net revenue	$187,798	$167,881	$19,917	$580,630	$520,214	$60,416

Cost of revenue	184,083	164,336	19,747	569,477	508,306	61,171
Selling, general and administrative expenses	2,345	2,062	283	7,478	6,585	893
Depreciation and amortization	89	94	(5)	262	285	(23)
Other operating (income) expense	—	15	(15)	—	15	(15)
Income from operations	$1,281	$1,374	$(93)	$3,413	$5,023	$(1,610)

Net revenue: Net revenue from our Telecommunications segment for the three months ended September 30, 2018 increased $19.9 million to $187.8 million from $167.9 million for the three months ended September 30, 2017. Net revenue from our Telecommunications segment for the nine months ended September 30, 2018 increased $60.4 million to $580.6 million from $520.2 million for the nine months ended September 30, 2017. The increases are attributed to fluctuations in wholesale traffic volumes, which can result in period-to-period variability in revenue contribution as the sales team remains focused on expansion into underrepresented markets.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended September 30, 2018 increased $19.8 million to $184.1 million from $164.3 million for the three months ended September 30, 2017. Cost of revenue from our Telecommunications segment for the nine months ended September 30, 2018 increased $61.2 million to $569.5 million from $508.3 million for the nine months ended September 30, 2017. The increases were directly correlated to the fluctuations in wholesale traffic volumes, in addition to slight reductions in margin due to call termination rate changes.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Telecommunications segment for the three months ended September 30, 2018 increased $0.2 million to $2.3 million from $2.1 million for the three months ended September 30, 2017. Selling, general and administrative expenses from our Telecommunications segment for the nine months ended September 30, 2018 increased $0.9 million to $7.5 million from $6.6 million for the nine months ended September 30, 2017. The increases were driven by an increase in compensation expense due to headcount increases and professional fees required to support operations.

Insurance Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Life, accident and health earned premiums, net	$25,372	$20,472	$4,900	$65,317	$60,648	$4,669
Net investment income	31,710	16,287	15,423	68,776	48,530	20,246
Net realized and unrealized gains on investments	20,147	978	19,169	27,086	2,854	24,232
Net revenue	77,229	37,737	39,492	161,179	112,032	49,147

Policy benefits, changes in reserves, and commissions	66,450	17,393	49,057	134,124	79,323	54,801
Selling, general and administrative	8,060	4,187	3,873	19,641	15,445	4,196
Depreciation and amortization	(4,820)	(1,319)	(3,501)	(7,074)	(3,440)	(3,634)
Income from operations (1)	$7,539	$17,476	$(9,937)	$14,488	$20,704	$(6,216)
(1) Included in the Insurance segment revenues are effects of mark-to-market adjustments in the amount of $20.6 million and $24.6 million for the three and nine months ended September 30, 2018, respectively, recorded on equity securities in accordance with ASU 2016-01. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended September 30, 2018 increased $4.9 million to $25.4 million from $20.5 million for the three months ended September 30, 2017. Life, accident and health earned premiums, net from our Insurance segment for the nine months ended September 30, 2018 increased $4.7 million to $65.3 million from $60.6 million for the nine months ended September 30, 2017. The increases were due to the premiums generated from the acquisition of KIC.

Net investment income: Net investment income from our Insurance segment for the three months ended September 30, 2018 increased $15.4 million to $31.7 million from $16.3 million for the three months ended September 30, 2017. Net investment income from our Insurance segment for the nine months ended September 30, 2018 increased $20.3 million to $68.8 million from $48.5 million for the nine months ended September 30, 2017. The increases in net investment income was primarily due to the income generated from the assets acquired in the KIC acquisition and from higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the three months ended September 30, 2018 increased $19.2 million to $20.1 million from $1.0 million for the three months ended September 30, 2017. Net realized and unrealized gains on investments from our Insurance segment for the nine months ended September 30, 2018 increased $24.2 million to $27.1 million from $2.9 million for the nine months ended September 30, 2017. The increases were predominantly driven by gains recorded on the appreciation of our investment in INSG.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended September 30, 2018 increased $49.1 million to $66.5 million from $17.4 million for the three months ended September 30, 2017. Policy benefits, changes in reserves, and commissions from our Insurance segment for the nine months ended September 30, 2018 increased $54.8 million to $134.1 million from $79.3 million for the nine months ended September 30, 2017. The increases were primarily driven by the acquisition of KIC, which, subsequent to closing, incurred a higher proportion of new claims with lifetime benefit periods which generate higher reserves than the block had seen in the prior year. Additionally, the Insurance segment has seen additional claim incidences that have persisted longer and increased claim incidence for the aging long-term care liabilities.

Selling, general and administrative: Selling, general and administrative from our Insurance segment for the three months ended September 30, 2018 increased $3.9 million to $8.1 million from $4.2 million for the three months ended September 30, 2017. Selling, general and administrative from our Insurance segment for the nine months ended September 30, 2018 increased $4.2 million to $19.6 million from $15.4 million for the nine months ended September 30, 2017. The increases were driven by increases in headcount, legal, consulting, and transition service agreement fees associated with the acquisition of KIC.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended September 30, 2018 increased $3.5 million to $4.8 million from $1.3 million for the three months ended September 30, 2017. Depreciation and amortization from our Insurance segment for the nine months ended September 30, 2018 increased $3.6 million to $7.1 million from $3.4 million for the nine months ended September 30, 2017. The increases is driven by the increase in negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$2,186	$6,387	$(4,201)	$11,871	$13,038	$(1,167)
Depreciation and amortization	35	50	(15)	146	129	17
Loss from operations	$(2,221)	$(6,437)	$4,216	$(12,017)	$(13,167)	$1,150

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended September 30, 2018 decreased $4.2 million to $2.2 million from $6.4 million for the three months ended September 30, 2017. The decrease was driven by R2 which paid a clinical milestone expenses in the third quarter of 2017. In addition, due to the second quarter 2018 sale of BeneVir, expenses for the period decreased due to the segment having one less operating entity.

Selling, general and administrative expenses from our Life Sciences segment for the nine months ended September 30, 2018 decreased $1.1 million to $11.9 million from $13.0 million for the nine months ended September 30, 2017. The decrease was driven by R2 which paid a clinical milestone expenses in the third quarter of 2017. In addition, due to the second quarter 2018 sale of BeneVir, expenses for the third quarter of 2018 decreased due to the segment having one less operating entity. The decrease was partially offset by disposition costs related to the sale of BeneVir in the second quarter of 2018 and an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Broadcasting

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net revenue	$11,957	$33,702

Cost of revenue	7,419	21,386
Selling, general and administrative expenses	9,059	31,342
Depreciation and amortization	827	2,275
Other operating (income) expense	(20)	92
Loss from operations	$(5,328)	$(21,393)

In 2018, the Broadcasting segment's entities met the definition of a Segment in accordance with ASC 280. The entities in the new segment did not exist in the comparable periods, therefore, there is no comparable data.

Net revenue: Net revenue from our Broadcasting segment for the three and nine months ended September 30, 2018 was $12.0 million and $33.7 million, respectively. For the three months ended September 30, 2018, the Broadcasting segment recognized $7.4 million in advertising revenue, $2.5 million in Local Marketing Agreements revenue and $1.7 million in retransmission revenue. For the nine months ended September 30, 2018, the Broadcasting segment recognized $21.2 million in advertising revenue, $8.0 million in LMA revenue, and $3.5 million in retransmission revenue.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three and nine months ended September 30, 2018 was $7.4 million and $21.4 million, respectively. For the three months ended September 30, 2018, the Broadcasting segment incurred $2.2 million in programming fees, $1.5 million in transmission costs, and $1.7 million in audience measurement costs. In addition, the Broadcasting segment incurred $2.0 million of direct station expenses, largely driven by tower rent and utilities. For the nine months ended September 30, 2018, the Broadcasting segment incurred $5.7 million in programming fees, $5.7 million in transmission costs, and $5.6 million in audience measurement costs. In addition, the Broadcasting segment incurred $4.4 million of direct station expenses, largely driven by tower rent and utilities.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three and nine months ended September 30, 2018 was $9.1 million and $31.3 million, respectively. For the three months ended September 30, 2018, the Broadcasting segment's selling, general and administrative expenses were primarily attributable to compensation costs of $6.1 million, and a mix of legal, professional services, rent, and other selling, general and administrative expenses of the Broadcasting entities. For the nine months ended September 30, 2018, the Broadcasting segment's selling, general and administrative expenses were primarily attributable to compensation costs of $17.0 million, $3.0 million in legal fees associated with acquisitions; and a mix of legal, professional services, rent, and other selling, general and administrative expenses of the Broadcasting entities.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three and nine months ended September 30, 2018 was $0.8 million and $2.3 million, respectively, driven by amortization of fixed assets and definite lived intangible assets acquired subsequent to the third quarter of 2017.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Selling, general and administrative expenses	$7,570	$11,304	$(3,734)	$23,333	$27,405	$(4,072)
Depreciation and amortization	21	17	4	62	50	12
Loss from operations	$(7,591)	$(11,321)	$3,730	$(23,395)	$(27,455)	$4,060

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2018 decreased $3.7 million to $7.6 million from $11.3 million for the three months ended September 30, 2017. Selling, general and administrative expenses from our Non-operating Corporate segment for the nine months ended September 30, 2018 decreased $4.1 million to $23.3 million from $27.4 million for the nine months ended September 30, 2017. The decreases were driven by a reduction of acquisition related expenses incurred compared to the prior period, a decrease in compensation expense driven by lower bonus expense, and a decrease in overhead costs, including unrepeated compensation related expenses associated with senior management changes in the comparable period.

Income (loss) from Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Construction	$(19)	$—	$(19)	$(104)	$—	$(104)
Marine Services	9,126	2,839	6,287	16,869	17,094	(225)
Life Sciences	(873)	(1,840)	967	(3,010)	(4,342)	1,332
Other	(100)	(28)	(72)	(100)	(85)	(15)
Income from equity investments	$8,134	$971	$7,163	$13,655	$12,667	$988

Marine Services: Income from equity investments within our Marine Services segment for the three months ended September 30, 2018 increased $6.3 million to $9.1 million from $2.8 million for the three months ended September 30, 2017. The increase was principally driven by comparatively stronger results of HMN driven by a higher level of project activity in the current period.

Life Sciences: Loss from equity investments within our Life Sciences segment for the three months ended September 30, 2018 decreased $1.0 million to $0.9 million from $1.9 million for the three months ended September 30, 2017. Loss from equity investments within our Life Sciences segment for the nine months ended September 30, 2018 decreased $1.3 million to a loss of $3.0 million from a loss of $4.3 million for the nine months ended September 30, 2017. The decreases were largely due to lower equity method losses recorded from our investment in Medibeacon as clinical trials on the MB-102 technology, which have concluded.

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

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

(in thousands)	Three Months Ended September 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$153,466
Less: Net Income attributable to HC2 Holdings Insurance segment									141,068
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									23,072
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$9,203	$(515)	$(562)	$1,302	$(2,636)	$(4,686)	$4,487	$(17,267)	$(10,674)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,851	6,853	1,389	89	35	827	11	21	11,076
Depreciation and amortization (included in cost of revenue)	1,792	—	—	—	—	—	—	—	1,792
Amortization of equity method fair value adjustment at acquisition	—	(371)	—	—	—	—	—	—	(371)
Gain on sale or disposal of assets	(681)	(118)	—	—	—	(20)	—	—	(819)
Interest expense	594	1,221	408	—	—	534	—	14,588	17,345
Other (income) expense, net	(1,938)	(263)	58	(21)	(14)	361	(3,606)	1,569	(3,854)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	22	—	(1,540)	—	(1,518)
Foreign currency loss (included in cost of revenue)	—	156	—	—	—	—	—	—	156
Income tax (benefit) expense	3,842	147	7	—	—	—	—	(6,483)	(2,487)
Noncontrolling interest	750	27	(268)	—	(463)	(1,538)	(433)	—	(1,925)
Bonus to be settled in equity	—	—	—	—	—	—	—	165	165
Share-based payment expense	—	492	1	—	52	1,657	75	1,032	3,309
Non-recurring costs	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	538	239	—	105	—	449	—	146	1,477
Adjusted EBITDA	$15,951	$7,868	$1,033	$1,475	$(3,004)	$(2,416)	$(1,006)	$(6,229)	$13,672

Total Core Operating Subsidiaries	$26,327

(in thousands)	Three Months Ended September 30, 2017
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(5,967)
Less: Net Income attributable to HC2 Holdings Insurance segment									4,280
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$7,082	$844	$(939)	$1,348	$(6,760)	$—	$(600)	$(11,222)	$(10,247)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1,314	6,221	1,247	94	50	—	272	17	9,215
Depreciation and amortization (included in cost of revenue)	1,293	—	—	—	—	—	—	—	1,293
Amortization of equity method fair value adjustment at acquisition	—	(573)	—	—	—	—	—	—	(573)
(Gain) loss on sale or disposal of assets	486	—	25	—	—	—	—	—	511
Lease termination costs	—	—	—	15	—	—	—	—	15
Interest expense	238	1,021	262	14	—	—	1	11,686	13,222
Gain on contingent consideration	—	—	—	—	—	—	—	(6,320)	(6,320)
Other (income) expense, net	(165)	888	277	12	(10)	—	(118)	(718)	166
Foreign currency (gain) (included in cost of revenue)	—	(238)	—	—	—	—	—	—	(238)
Income tax (benefit) expense	4,481	(137)	—	—	—	—	—	(4,746)	(402)
Noncontrolling interest	558	43	(763)	—	(1,506)	—	(689)	—	(2,357)
Bonus to be settled in equity	—	—	—	—	—	—	—	765	765
Share-based payment expense	—	394	179	—	71	—	19	718	1,381
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	1,501	300	—	—	—	—	—	1,564	3,365
Adjusted EBITDA	$16,788	$8,763	$288	$1,483	$(8,155)	$—	$(1,115)	$(8,256)	$9,796

Total Core Operating Subsidiaries	$27,322

Construction: Net Income from our Construction segment for the three months ended September 30, 2018 increased $2.1 million to $9.2 million from $7.1 million. Adjusted EBITDA income from our Construction segment for the three months ended September 30, 2018 decreased $0.8 million to $16.0 million from $16.8 million for the three months ended September 30, 2017. The decrease is primarily attributable to increases in salary and benefits due to an overall increase in headcount required to support the overall growth in the company.

Marine Services: Net Income (loss) from our Marine Services segment for the three months ended September 30, 2018 decreased $1.3 million to net loss of $0.5 million from net income of $0.8 million. Adjusted EBITDA income from our Marine Services segment for the three months ended September 30, 2018 decreased $0.9 million to $7.9 million from $8.8 million for the three months ended September 30, 2017. The decrease was primarily driven by higher than expected costs on a certain offshore power construction project, an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed, and from an increase in Selling, General and Administrative expenses. This was partially offset by increases at GMSL's equity investment in HMN, which recorded higher income than in the comparable period driven by a higher level of project work.

Energy: Net loss from our Energy segment for the three months ended September 30, 2018 decreased by $0.3 million to $0.6 million from $0.9 million. Adjusted EBITDA income from our Energy segment for the three months ended September 30, 2018 increased $0.7 million to $1.0 million from $0.3 million for the three months ended September 30, 2017. The increase was driven by additional income recognized from renewable energy tax credits related to the sale of RNG, increased sales of CNG, and decreases in utility and supply costs associated with delivering CNG.

Telecommunications: Net Income from our Telecommunications segment for the three months ended September 30, 2018 remained consistent at $1.3 million. Adjusted EBITDA income from our Telecommunications segment remained consistent for the three months ended September 30, 2018 and 2017.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2018 decreased $4.2 million to $2.6 million from $6.8 million. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2018 decreased $5.2 million to $3.0 million from $8.2 million for the three months ended September 30, 2017. The decrease was driven by R2 Dermatology which paid a clinical milestone expenses in the third quarter of 2017 and decreased losses in its Medibeacon equity investment as clinical trials on the MB-102 technology have concluded. In addition, due to the second quarter 2018 sale of BeneVir, expenses for the third quarter of 2018 decreased due to the segment having one less operating entity. This decrease was partially offset by an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Broadcasting: Net Loss from our Broadcasting segment for the three months ended September 30, 2018 was $4.7 million. Adjusted EBITDA loss from our Broadcasting segment for the three months ended September 30, 2018 was $2.4 million. Adjusted EBITDA loss from the Broadcasting segment was largely driven by operational expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not present in the comparable period.

Other and Eliminations: Net Income (loss) from Other and Eliminations for the three months ended September 30, 2018 increased $5.1 million to income of $4.5 million from a loss of $0.6 million. Adjusted EBITDA loss from Other and Eliminations for the three months ended September 30, 2018 decreased $0.1 million to $1.0 million from $1.1 million for the three months ended September 30, 2017.

Non-operating Corporate: Net Loss from our Non-operating Corporate segment for the three months ended September 30, 2018 increased $6.1 million to $17.3 million from $11.2 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2018 decreased $2.1 million to $6.2 million from $8.3 million for the three months ended September 30, 2017. The decrease was attributable to a reduction in compensation expense driven by lower bonus expense, and a decrease in overhead costs, including unrepeated compensation related expenses associated with senior management changes in the comparable period.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

(in thousands)	Nine Months Ended September 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$173,836
Less: Net Income attributable to HC2 Holdings Insurance segment									142,878
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									19,076
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$20,067	$4,096	$(581)	$3,395	$67,552	$(29,238)	$3,779	$(57,188)	$11,882
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5,043	20,110	4,092	262	146	2,275	53	62	32,043
Depreciation and amortization (included in cost of revenue)	5,071	—	—	—	—	—	—	—	5,071
Amortization of equity method fair value adjustment at acquisition	—	(1,112)	—	—	—	—	—	—	(1,112)
Asset impairment expense	—	—	277	—	—	104	—	—	381
Gain on sale or disposal of assets	(253)	(2,779)	(223)	—	—	(12)	—	—	(3,267)
Interest expense	1,462	3,712	1,154	—	—	7,763	2	39,758	53,851
Loss on early extinguishment of debt	—	—	—	—	—	2,537	—	—	2,537
Other (income) expense, net	(1,915)	(1,296)	190	19	70	379	(3,433)	1,073	(4,913)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102,119)	—	(1,540)	—	(103,659)
Foreign currency (gain) loss (included in cost of revenue)	—	(366)	—	—	—	—	—	—	(366)
Income tax (benefit) expense	8,992	149	20	—	1	14	(272)	(7,039)	1,865
Noncontrolling interest	1,633	1,693	(277)	—	19,469	(2,848)	(1,055)	—	18,615
Bonus to be settled in equity	—	—	—	—	—	—	—	515	515
Share-based payment expense	—	1,378	5	—	144	2,319	286	3,970	8,102
Non-recurring costs	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	1,353	239	—	182	2,528	3,023	—	564	7,889
Adjusted EBITDA	$41,453	$25,824	$4,657	$3,858	$(12,209)	$(13,684)	$(2,180)	$(18,285)	$29,434

Total Core Operating Subsidiaries	$75,792

(in thousands)	Nine Months Ended September 30, 2017
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(38,374)
Less: Net Income attributable to HC2 Holdings Insurance segment									3,683
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$14,464	$8,943	$(2,001)	$4,910	$(14,276)	$—	$(9,787)	$(44,310)	$(42,057)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4,194	16,561	3,876	285	129	—	933	50	26,028
Depreciation and amortization (included in cost of revenue)	3,835	—	—	—	—	—	—	—	3,835
Amortization of equity method fair value adjustment at acquisition	—	(1,223)	—	—	—	—	—	—	(1,223)
Asset impairment expense	—	—	—	—	—	—	1,810	—	1,810
(Gain) loss on sale or disposal of assets	93	(3,500)	39	—	—	—	—	—	(3,368)
Lease termination costs	—	249	—	15	—	—	—	—	264
Interest expense	619	3,363	552	37	—	—	2,408	32,431	39,410
Gain on contingent consideration	—	—	—	—	—	—	—	(6,001)	(6,001)
Other (income) expense, net	(158)	2,443	1,652	77	(25)	—	2,800	(460)	6,329
Foreign currency (gain) loss (included in cost of revenue)	—	(131)	—	—	—	—	—	—	(131)
Income tax (benefit) expense	9,792	239	12	—	—	—	—	(9,112)	931
Noncontrolling interest	1,190	381	(2,002)	—	(3,208)	—	(2,666)	—	(6,305)
Bonus to be settled in equity	—	—	—	—	—	—	—	1,350	1,350
Share-based payment expense	—	1,133	361	—	239	—	66	2,207	4,006
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	2,447	300	—	—	—	—	—	3,425	6,172
Adjusted EBITDA	$36,476	$28,758	$2,489	$5,324	$(17,141)	$—	$(4,436)	$(20,420)	$31,050

Total Core Operating Subsidiaries	$73,047

Construction: Net Income from our Construction segment for the nine months ended September 30, 2018 increased $5.6 million to $20.1 million from $14.5 million. Adjusted EBITDA income from our Construction segment for the nine months ended September 30, 2018 increased $5.0 million to $41.5 million from $36.5 million for the nine months ended September 30, 2017. The increase can be attributed to the overall growth in project revenues, principally from large commercial projects in the West region, partially offset by increases in salary and benefits due to increases in headcount required to support the overall growth in the company.

Marine Services: Net Income from our Marine Services segment for the nine months ended September 30, 2018 decreased $4.8 million to $4.1 million from $8.9 million. Adjusted EBITDA income from our Marine Services segment for the nine months ended September 30, 2018 decreased $3.0 million to $25.8 million from $28.8 million for the nine months ended September 30, 2017. The decrease was primarily driven by higher than expected costs on a certain offshore power construction project, an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed, and from an increase in Selling, General, and Administrative expenses.

Energy: Net loss from our Energy segment for the nine months ended September 30, 2018 and 2017 decreased $1.4 million to $0.6 million from $2.0 million. Adjusted EBITDA income from our Energy segment for the nine months ended September 30, 2018 increased $2.2 million to $4.7 million from $2.5 million for the nine months ended September 30, 2017. The increase was largely driven by $2.6 million of AFETC recognized in the second quarter of 2018 attributable to 2017 CNG sales that were not recognized in the comparable period and additional income recognized from renewable energy tax credits related to the sale of RNG and additional sales of CNG. This was partially offset by increases in utility and supply costs associated with delivering CNG and a general increase in expenses required to support the overall growth in the company.

Telecommunications: Net Income from our Telecommunications segment for the nine months ended September 30, 2018 decreased $1.5 million to $3.4 million from $4.9 million. Adjusted EBITDA income from our Telecommunications segment for the nine months ended September 30, 2018 decreased $1.4 million to $3.9 million from $5.3 million for the nine months ended September 30, 2017. While there was an increase in revenues due to normal fluctuations in wholesale traffic volumes, the decrease in Adjusted EBITDA was driven by a lower margin contribution mix as a result of unfavorable fluctuations in wholesale call termination and supplier termination rates. Additionally, there were increases in professional fees required to support operations.

Life Sciences: Net Income (loss) from our Life Sciences segment for the nine months ended September 30, 2018 increased $81.9 million to income of $67.6 million from loss of $14.3 million. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2018 decreased $4.9 million to $12.2 million from $17.1 million for the nine months ended September 30, 2017. The decrease was driven by R2 Dermatology which paid a clinical milestone expenses in the third quarter of 2017 and decreased losses in its Medibeacon equity investment. In addition, due to the second quarter 2018 sale of BeneVir, expenses for the period decreased due to the segment having one less operating entity. This decrease was partially offset by an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Broadcasting: Net Loss from our Broadcasting segment for the nine months ended September 30, 2018 was $29.2 million. Adjusted EBITDA loss from our Broadcasting segment for the nine months ended September 30, 2018 was $13.7 million. Loss from the Broadcasting segment was largely driven by operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not present in the comparable period.

Other and Eliminations: Net Income (loss) from Other and Eliminations for the nine months ended September 30, 2018 increased $13.6 million to $3.8 million from a loss of $9.8 million. Adjusted EBITDA loss from Other and Eliminations for the nine months ended September 30, 2018 decreased $2.2 million to $2.2 million from $4.4 million for the nine months ended September 30, 2017. The decrease in loss was due to improved performance of 704Games Company, through its sales of console and mobile games, through the deconsolidation date of August 14, 2018.

Non-operating Corporate: Net Loss from our Non-operating Corporate segment for the nine months ended September 30, 2018 increased $12.9 million to $57.2 million from $44.3 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2018 decreased $2.1 million to $18.3 million from $20.4 million for the nine months ended September 30, 2017. The decrease was attributable to a reduction in compensation expense driven by lower bonus expense, and a decrease in overhead costs, including unrepeated compensation related expenses associated with senior management changes in the comparable period.

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands):	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Construction	$15,951	$16,788	$(837)	$41,453	$36,476	$4,977
Marine Services	7,868	8,763	(895)	25,824	28,758	(2,934)
Energy	1,033	288	745	4,657	2,489	2,168
Telecommunications	1,475	1,483	(8)	3,858	5,324	(1,466)
Total Core Operating Subsidiaries	26,327	27,322	(995)	75,792	73,047	2,745

Life Sciences	(3,004)	(8,155)	5,151	(12,209)	(17,141)	4,932
Broadcasting	(2,416)	—	(2,416)	(13,684)	—	(13,684)
Other and Eliminations	(1,006)	(1,115)	109	(2,180)	(4,436)	2,256
Total Early Stage and Other	(6,426)	(9,270)	2,844	(28,073)	(21,577)	(6,496)

Non-Operating Corporate	(6,229)	(8,256)	2,027	(18,285)	(20,420)	2,135
Adjusted EBITDA	$13,672	$9,796	$3,876	$29,434	$31,050	$(1,616)

Our Adjusted EBITDA was $13.7 million and $9.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by reductions in losses from the Life Sciences segment due to reductions in selling, general and administrative expenses at R2 and decreases in losses in its Medibeacon equity investment. The increase in Adjusted EBITDA was also driven by a reduction in losses in the Non-Operating Corporate segment attributable to a reduction in compensation expense driven by lower bonus, and a decrease in overhead costs, including unrepeated compensation related expenses associated with senior management changes in the comparable period. The increase was offset by the Adjusted EBITDA loss from our Broadcasting segment, as it has significant operation expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and had not been part of the Company in the comparable period.

Our Adjusted EBITDA was $29.4 million and $31.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease was primarily driven by our Broadcasting segment, as it had significant operation expenses for entities which were predominantly acquired in the fourth quarter of 2017 and had not been part of the Company in the comparable period. Further, the decrease was partially driven by our Marine Segment, which had an increase in costs of revenue, due largely to higher than expected costs on a certain offshore power construction project. The increase was offset by improved Adjusted EBITDA from our Construction segment attributed to the overall growth in project revenues, principally from large commercial projects in the West region, our Life Sciences segment due to reductions in selling, general and administrative expenses at R2 and decreases in losses in its Medibeacon equity investment, and our Non-Operating Corporate segment attributable to a reduction in compensation expense driven by lower bonus, and a decrease in overhead costs, including unrepeated compensation related expenses associated with senior management changes in the comparable period.

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

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; bargain purchase gains, reinsurance gain; and acquisition costs. Management defines Pre-tax Insurance AOI as Insurance AOI adjusted to exclude the impact of income tax (benefit) expense recognized during the current period. Management believes that Insurance AOI and Pre-tax Insurance AOI provide meaningful financial metrics that help investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in thousands). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net income (loss) - Insurance segment	$141,068	$4,282	$136,786	$142,878	$3,685	$139,193
Effect of investment (gains) (1)	(20,147)	(978)	(19,169)	(27,086)	(2,854)	(24,232)
Asset impairment expense	—	—	—	—	3,364	(3,364)
Bargain Purchase Gain	(109,112)	—	(109,112)	(109,112)	—	(109,112)
Reinsurance Gain	(17,715)	—	(17,715)	(17,715)	—	(17,715)
Acquisition costs	1,305	422	883	2,367	1,158	1,209
Insurance AOI	$(4,601)	$3,726	$(8,327)	$(8,668)	$5,353	$(14,021)
Tax expense	(6,741)	13,263	(20,004)	—	15,236	(15,236)
Pre-tax Insurance AOI	$(11,342)	$16,989	$(28,331)	$(8,668)	$20,589	$(29,257)
(1) The Insurance segment revenues are inclusive of mark-to-market adjustments recorded on equity securities in accordance with ASU 2016-01. Certain of these adjustments related to consolidated subsidiaries are eliminated and others are reclassified to Other income (expenses), net in consolidation.

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Net income for the three months ended September 30, 2018 increased $136.8 million to $141.1 million from $4.3 million. Net income for the nine months ended September 30, 2018 increased $139.2 million to income of $142.9 million from $3.7 million.

Pretax Insurance AOI income (loss) for the three months ended September 30, 2018 decreased $28.3 million to a loss of $11.3 million, as compared to income of $17.0 million for the three months ended September 30, 2017. Pretax Insurance AOI income (loss) for the nine months ended September 30, 2018 decreased $29.3 million to loss of $8.7 million, as compared to income of $20.6 million for nine months ended September 30, 2017. The decrease in Pre-Tax Insurance AOI is primarily driven by the KIC acquisition, which saw an increase in reserves shortly after close, driven by a higher proportion of new claims with lifetime benefit periods which generate higher reserves than the block had seen in the prior year. Additionally, the Insurance segment has seen additional claim incidences that have persisted longer than expected. Partially offsetting these decreases were increases in net investment income, both due to the additional assets acquired in the KIC acquisition and additional reinvestment of the investments of the segment and higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments, which have appreciated in value over the current periods.

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

Construction Segment

At September 30, 2018, DBMG's backlog was $615.4 million, consisting of $422.1 million under contracts or purchase orders and $193.3 million under letters of intent or notices to proceed. Approximately $374.8 million, representing 60.9% of DBMG’s backlog at September 30, 2018, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At September 30, 2018, GMSL's backlog stood at $357.7 million, inclusive of $266.6 million of signed contracts and customer-approved change orders and $91.1 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $325.2 million, representing 90.9% of GMSL's backlog at September 30, 2018 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. GMSL's reported backlog may not be converted to revenue in any particular period and actual revenue may not equal its backlog. Therefore, GMSL's backlog may not be indicative of the level of its future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its 11.0% Notes and dividend payments on its Preferred Stock. HC2 also has liquidity needs related to recurring operational expenses.

As of September 30, 2018, HC2 had $831.6 million of cash and cash equivalents compared to $97.9 million as of December 31, 2017. On a stand-alone basis, as of September 30, 2018, our Non-Operating Corporate segment had cash and cash equivalents of $44.4 million compared to $29.4 million at December 31, 2017. At September 30, 2018, cash and cash equivalents in our Insurance segment was $749.2 million compared to $25.2 million at December 31, 2017.

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

As of September 30, 2018, the Company had $706.6 million of indebtedness on a consolidated basis compared to $601.1 million as of December 31, 2017. On a stand-alone basis, as of September 30, 2018 and December 31, 2017, HC2 had indebtedness of $510.0 million and $400.0 million, respectively.

Our Non-Operating Corporate segment's debt consists of the 11.0% Notes, and is required to make semi-annual interest payments on its outstanding 11.0% Notes on June 1st and December 1st of each year.  HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the three months ended September 30, 2018 HC2 received $0.8 million in dividends from its Telecommunications segment. During the nine months ended September 30, 2018, HC2 received $2.5 million in dividends from its Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its Net Operating Losses. During the nine months ended September 30, 2018, HC2 received $4.0 million from DBMG under this tax sharing agreement.

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

Indebtedness

See Note 13. Debt Obligations and Note 22. Subsequent Events, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The liquidity covenant provides that the Company will not permit the aggregate amount of all unrestricted cash and cash equivalents of the Company and the subsidiary guarantors of the 11.0% Notes (the "Guarantors") to be less than the Company’s obligations to pay interest on the 11.0% Notes and all other debt of the Company and the Guarantors, plus mandatory cash dividends on the Company’s Preferred Stock, for the next (i) six months if our collateral coverage ratio is greater than 2.0x or (ii) 12 months if our collateral coverage ratio is less than 2.0x. As of September 30, 2018, our collateral coverage ratio was greater than 2.0x and therefore the liquidity covenant requires the Company to maintain 6 months of debt service and preferred dividend obligations. If the collateral coverage ratio subsequently becomes lower than 2:1 in the future, the maintenance of liquidity requirement under the 11.0% Notes will be increased back to 12 months of debt service and preferred dividend obligations. As of September 30, 2018, the Company was in compliance with this covenant.

The collateral coverage covenant provides that the Company’s Collateral Coverage Ratio (defined in the 11.0% Notes Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.25:1. As of September 30, 2018, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

We are in compliance as of September 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017
Operating activities	$136,665	$37,258	$99,407
Investing activities	525,413	(66,962)	592,375
Financing activities	75,690	45,421	30,269
Effect of exchange rate changes on cash and cash equivalents	(442)	(149)	(293)
Net increase (decrease) in cash and cash equivalents	$737,326	$15,568	$721,758

Operating Activities

Cash provided by operating activities totaled $136.7 million for the nine months ended September 30, 2018 as compared to cash provided of $37.3 million for the nine months ended September 30, 2017. The $99.4 million increase was the result of an increase in working capital of $106.8 million, largely driven by the Insurance segment's recapture of one of their reinsurance treaties offset in part by a reduction in working capital at DBMG and ICS. In addition there was an increase of $10.5 million in dividends received from equity method investments from our Marine Services segment. This was offset by performance of the Broadcasting segment driven by operational expenses of the entities which were predominantly acquired in the fourth quarter of 2017 and not present in the comparable period.

Investing Activities

Cash provided in investing activities totaled $525.4 million for the nine months ended September 30, 2018 as compared to cash used of $67.0 million for the nine months ended September 30, 2017. The $592.4 million increase was from our Insurance segment driven by $806.7 million in cash and cash equivalents acquired from the acquisition of KIC and our Life Sciences segment due to proceeds from the disposal of BeneVir of $93.4 million and a decrease in cash used in the prior period from the purchase of equity method investments of $10.6 million. The increase was partially offset by higher net investment spend of $192.5 million by our Insurance segment, cash used for acquisitions in our Broadcasting segment of $77.5 million, and a decrease in maturities and redemptions of investments at our Insurance segment of $44.2 million.

Financing Activities

Cash provided by financing activities totaled $75.7 million for the nine months ended September 30, 2018 as compared to cash provided in financing activities of $45.4 million for the nine months ended September 30, 2017. The $30.3 million increase was driven by an increase in net cash proceeds of $42.6 million from the Company's debt issuances, partially offset by $12.5 million in cash used in transactions with noncontrolling interest holders, largely driven by our Life Sciences segment associated with the sale of BeneVir.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common Equity	$—	$1,914	$—	$—	$1,484	$—
Preferred Equity	1,600	10,757	—	2,484	14,197	—
Derivatives	—	—	290	422	—	260
Other	—	56,404	—	—	66,572	—
Total	$1,600	$69,075	$290	$2,906	$82,253	$260

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2018 debt balance, DBMG anticipates that its interest payments will be approximately $0.5 million each quarter.

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

Market environment

As of September 30, 2018, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Other

During the nine months ended September 30, 2018, the Insurance segment generated $2.4 million in net management fees.

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

Investments

At September 30, 2018 and December 31, 2017, CIG’s investment portfolio is comprised of the following (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$28,558	0.9%	$15,722	1.1%
States, municipalities and political subdivisions	416,390	12.5%	395,450	26.5%
Foreign government	—	—%	5,998	0.4%
Residential mortgage-backed securities	100,677	3.0%	104,895	7.0%
Commercial mortgage-backed securities	60,370	1.8%	30,405	2.0%
Asset-backed securities	285,799	8.6%	147,926	9.9%
Corporate and other (*)	2,094,613	63.2%	641,788	42.9%
Common stocks (*)	73,809	2.2%	38,780	2.6%
Perpetual preferred stocks	151,275	4.6%	42,572	2.9%
Mortgage loans	87,308	2.6%	52,109	3.5%
Policy loans	20,324	0.6%	17,944	1.2%
Total	$3,319,123	100.0%	$1,493,589	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,649,911	55.3%	$724,973	54.0%
BBB	1,158,376	38.8%	415,635	31.0%
Total investment grade	2,808,287	94.1%	1,140,608	85.0%
BB	114,944	3.8%	60,339	4.5%
B	20,225	0.7%	7,636	0.6%
CCC, CC, C	34,218	1.1%	25,575	1.9%
D	8,834	0.3%	14,990	1.1%
NR	—	—%	93,036	6.9%
Total non-investment grade	178,221	5.9%	201,576	15.0%
Total	$2,986,508	100.0%	$1,342,184	100.0%

Foreign Currency

Foreign currency fluctuations can impact our financial results. During the three months ended September 30, 2018 and 2017, approximately 10.2% and 11.7% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the nine months ended September 30, 2018 and 2017, approximately 11.4% and 11.6%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S.

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

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at September 30, 2018 included letters of credit of $8.5 million under Credit and Security Agreements and performance bonds of $157.8 million.

DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

Corporate

In September 2018, HC2 entered into a 75 month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received a favorable lease term as consideration for landlord required cross default language in the event of default by Harbinger Capital Partners, a related party.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

During the quarter ended March 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (refer to 2. Summary of Significant Accounting Policies), and updated its accounting policy for revenue recognition. Besides the adoption of this ASU, there have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and to "Critical Accounting Policies" under Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and June 30, 2018, respectively.

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

•
our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries including GMSL, or businesses that we may make in the future and the effect of any such dispositions or sales on our results of operations;

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

•
risks associated with two equity method investments that operate in China (i.e., Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary and SB Submarine Systems Co. Ltd.);

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

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of September 30, 2018, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact:

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	298,544	597,089	895,633
Equity Securities	21,715	43,431	65,146

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of September 30, 2018 of $53.0 million, would result in an increase in the recorded interest expense of $0.5 million, $1.1 million, and $1.6 million per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (iii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: November 6, 2018	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)