Form 10-K
period 2018-12-31
HC2 HOLDINGS, INC.
filed 2019-03-12
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of HC2’s common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $249,795,386, based on the closing sale price of the Common Stock on such date.
As of February 28, 2019, 44,971,835 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

General

HC2 is a diversified holding company that seeks opportunities to acquire and grow businesses that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2018, our eight reportable operating segments based on management’s organization of the enterprise included Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)	DBM Global Inc. ("DBMG") (Construction), a family of companies providing fully integrated structural and steel construction services;

(ii)	Global Marine Group ("GMSL") (Marine Services), a leading provider of engineering and underwater services on submarine cables;

(iii)	American Natural Gas ("ANG") (Energy), a compressed natural gas fueling company;

(iv)	PTGi-International Carrier Services Inc. ("ICS") (Telecommunications), a provider of internet-based protocol and time-division multiplexing access for the transport of long-distance voice minutes;

(v)
Continental Insurance Group Ltd. ("CIG") (Insurance), a platform for our run-off long-term care and life and annuity business, through its insurance company, Continental General Insurance Company ("CGI" or the "Insurance Company");

(vi)	Pansend Life Sciences, LLC ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development;

(vii)
HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries, a strategic acquirer and operator of Over-The-Air ("OTA") broadcasting stations across the United States ("U.S."). In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States; and

(viii)	Other, which represents all other businesses or investments we believe have significant growth potential that do not meet the definition of a segment individually or in the aggregate.

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

Competition

From a strategic perspective, we encounter competition for acquisition and business opportunities from other entities having similar business objectives, such as strategic investors and private equity firms, which could lead to higher prices for acquisition targets. Many of these entities are well established and have extensive experience identifying and executing transactions directly or through affiliates. Our financial resources and human resources may be relatively limited when contrasted with many of these competitors which may place us at a competitive disadvantage. Finally, managing rapid growth could create higher corporate expenses, as compared to many of our competitors who may be at a different stage of growth, which could affect our ability to compete for strategic opportunities. Competitive conditions affecting our operating businesses are described in the discussions below.

Employees

As of December 31, 2018, we had approximately 4,119 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Construction Segment (DBMG)

DBM Global Inc. is a fully integrated 3D Building Information Modeling ("BIM") modeler, detailer, fabricator, and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through its most recent acquisition, GrayWolf Industrial ("GrayWolf"), DBMG also provides specialty maintenance, repair, and installation services to a diverse set of end markets, including power, petrochemical, pulp & paper, and refinery. Headquartered in Phoenix, Arizona, DBMG has operations in Arizona, California, Georgia, Kansas, Kentucky, Texas, and Utah with construction projects primarily located in the aforementioned states.

DBMG’s results of operations are affected primarily by (i) the level of commercial, industrial and infrastructure construction in its principal markets; (ii) its ability to win project contracts; (iii) the number and complexity of project changes requested by customers or general contractors; (iv) its success in utilizing its resources at or near full capacity; and (v) its ability to complete contracts on a timely and cost-effective basis. The level of commercial, industrial and infrastructure construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

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

•
Emphasize Innovative Services: DBMG focuses its BIM modeling, design-build, engineering, detailing, fabrication and erection expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums and uniquely designed hotels and casinos; and

•
Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions.

Services and Customers

DBMG operates primarily within the over $700 billion non-residential construction industry, which serves a diverse set of end markets.

DBMG consists of six business units spread across diverse steel markets: Schuff Steel Company ("SSC") (steel fabrication and erection), Schuff Steel Management Company ("SSMC") (management of smaller projects, leveraging subcontractors), PDC Global Pty Ltd. ("PDC") (steel detailing, bridge detailing, BIM modeling and BIM management services), BDS VirCon ("BDS") (steel detailing, rebar detailing and BIM modeling services), the Aitken product line ("Aitken") (manufacturing of equipment for the oil and gas industry), and GrayWolf (specialty maintenance, repair, and installation services). For the fiscal year ended December 31, 2018 revenues were as follows (in millions):

	Revenue	% of Revenue
SSC	$639.5	89.3%
SSMC	26.5	3.7%
PDC	22.7	3.2%
BDS	11.1	1.5%
Aitken	6.6	0.9%
GrayWolf (1)	10.0	1.4%
	$716.4	100.0%
(1) Revenue from GrayWolf since acquisition on November 30, 2018
The majority of DBMG's business is in North America, but PDC and BDS provide detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2018, DBMG's two largest customers represented approximately 28.0% of revenues. In 2017, the same customers represented approximately 38.0% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 70%-99% and a sales pipeline that includes over $416 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly-fragmented across many small firms.

DBMG achieves a highly-efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its twelve fabrication shops in the United States and 32 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, Thailand and the UK.

DBMG operates with minimal bonding requirements, with a current balance of less than 27% of DBMG's backlog (out of a total backlog of $528.5 million) as of December 31, 2018, and bonding is reduced as projects are billed, rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

DBMG offers a variety of services to its customers which it believes enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design and budgeting, steel management, fabrication, erection, and BIM:

•
BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally DBMG’s use of Steel Integrated Management Systems ("SIMS") in conjunction with BIM allows for real-time reporting on a project’s progress and an information-rich model review;

•
Design-Assist/Design-Build: Using the latest technology and BIM, DBMG works to provide clients with cost-effective steel designs. The end result is turnkey-ready, structural steel solutions for its diverse client base;

•
Pre-Construction Design and Budgeting: Clients who contact DBMG in the early stages of planning can receive a DBMG-performed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project;

•
Steel Management: Using DBMG’s proprietary SIMS, DBMG can track any piece of steel and instantly know its location. Additionally, DBMG can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of DBMG-approved subcontractors;

•
Fabrication: Through its twelve fabrication shops in California, Arizona, Texas, Kansas, Georgia, Utah, South Carolina and Kentucky, DBMG has one of the highest fabrication capacities in the United States, with over 1.6 million square feet under roof and a maximum annual fabrication capacity of approximately 318,000 tons; and

•
Erection: Named the top steel erector in the United States for 2007, 2008, 2011, and from 2013-2018 by Engineering News-Record, DBMG knows how to add value to its projects through the safe and efficient erection of steel structures.

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
Aitken is a manufacturer of equipment used in the oil, gas, petrochemical and pipeline industries. Aitken supplies the following products both nationwide and internationally:

•	Strainers: Temporary cone and basket strainers, tee-type strainers, vertical and horizontal permanent line strainers and fabricated duplex strainers;

•	Measurement Equipment: Orifice meter tubes, orifice plates, orifice flanges, seal pots, flow nozzles, Venturi tubes, low loss tubes and straightening vanes; and

•	Major Products: Spectacle blinds, paddle blinds, drip rings, bleed rings, and test inserts, ASME vessels, launchers and pipe spools.

PDC provides steel detailing, BIM modeling and BIM management services for industrial and infrastructure and commercial construction projects in Australia and North America.

•
Steel Detailing: Utilizing industry leading technologies, PDC provides steel detailing services which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping;

•
BIM Modeling: Through multidisciplinary teams, PDC creates highly accurate, scaled virtual models of each structural component. These independent models and data are integrated and standardized to produce a single 3D model simulation of the entire structure. This integrated model contains complete information for all functional requirements of a project, including procurement and logistics, financial modeling, claims and litigation, fabrication, construction support and asset management;

•
BIM Management: PDC is an industry leading provider of BIM management consultancy services ("BIM Management"), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. PDC’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modeling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support; and

•
Bridge Steel Detailing: Utilizing industry leading technologies, PDC, through its wholly owned subsidiary Candraft Detailing, provides steel detailing services for bridges which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

BDS provides steel and rebar detailing and BIM modeling services for commercial projects in Australia, New Zealand, North America and Europe.

•
Steel Detailing: Utilizing industry leading technologies, BDS provides steel detailing services, including: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports, advance bill of material and piping;

•
BIM modeling: Through multidisciplinary teams, BDS creates highly accurate, scaled virtual models of each structural component. These independent models and data are integrated and standardized to produce a single 3D model simulation of the entire structure. This integrated model contains complete information for all functional requirements of a project, including procurement and logistics, financial modeling, claims and litigation, fabrication, construction support and asset management; and

•
Rebar Detailing: These services, including rebar detailing and estimating, are delivered by a staff experienced in rebar installation and familiar with the construction practices and constructibility issues that arise on project sites. Deliverables include: field placement/shop drawings, field and/or phone support, 2D and 3D modeling, connection sketches, bar listing in ASA format, DGN files, and complete rebar estimating.

GrayWolf provides services including maintenance, repair, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. GrayWolf provides the following service types through its four major brands (Titan Contracting, Inco Services, Milco National Constructors and Titan Fabricators):

•
Specialty mechanical contracting services: GrayWolf offers services including plant maintenance, specialty welding, equipment rigging, and mechanical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

•
Specialty construction solutions for processing markets: Customers in the pulp & paper, metals, mining & minerals, and petrochemical markets are able to receive specialized solutions including plant maintenance, process piping, equipment, and tank & vessel fabrication and erection that are catered to the needs and specifications of the customer’s industry through the Inco Services brand;

•
Turnarounds, tank construction, and piping services: GrayWolf offers services including plant maintenance, specialty welding, piping systems, and tanks & vessels construction to the power, refining, petrochemical, and water treatment markets in the Midwest, Mid-Atlantic, and West Coast;

•	Custom steel fabrication: GrayWolf offers engineering, design, modularization, and additional services to the heavy industrial markets in the Midwest and Gulf Coast;

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2018, DBMG purchased approximately 50% of the total value of steel and steel components purchased from two domestic steel vendors. See Item 1A - Risk Factors - "Risks Related to the Construction segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

Sales and Distributions

DBMG obtains contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, or unit cost arrangements. Bidding and negotiations require DBMG to estimate the costs of the project up front, with most projects typically lasting from one to 12 months. However, large and more complex projects can often last two years or more.

Marketing

Sales managers lead DBMG’s sales and marketing efforts. Each sales manager is primarily responsible for estimating sales and marketing efforts in defined geographic areas. In addition, DBMG employs full-time project estimators and chief estimators. DBMG’s sales representatives build and maintain relationships with general contractors, architects, engineers and other potential sources of business to identify potential new projects. DBMG generates future project reports to track the weekly progress of new opportunities. DBMG’s sales efforts are further supported by most of its executive officers and engineering personnel, who have substantial experience in the design, detailing, modeling, fabrication and erection of structural steel and heavy steel plate.

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

Employees

As of December 31, 2018, DBMG employed approximately 3,358 people across the globe, including the U.S., Canada, Australia, New Zealand, India, Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 38% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2018, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

Legal, Environmental and Insurance

DBMG is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to DBMG or that the resolution of any such matter will not have a material adverse effect upon DBMG or the Company’s business, consolidated financial position, results of operations or cash flows. Neither DBMG nor the Company believes that any of such pending claims and legal proceedings will have a material adverse effect on its (or the Company’s) business, consolidated financial position, results of operations or cash flows.

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

Marine Services Segment (GMSL)

The Global Marine Group (GMSL) is an innovative worldwide market leader in offshore engineering and consists of three business units:

•	Global Marine providing fiber optic cable solutions to the telecommunications and oil & gas markets;

•	CWind delivering construction support and asset management services topside and subsea to the offshore renewables and utilities market; and

•	Global Offshore delivering trenching and power cable lay and repair services to the offshore renewables & utilities market and oil & gas industry.

GMSL has two equity method investments in China, SB Submarine Systems and Huawei Marine. GMSL owns one of the world’s largest offshore support vessel fleets. GMSL has installed over 300,000 kilometers of subsea cable.

Strategy Overview

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

•
Diversifying the business by pursuing growth within its three market segments (telecommunications, offshore power and oil & gas), which it believes will strengthen its quality of earnings and reduce exposure to one particular market segment;

•	Retaining and building its leading position in telecommunications maintenance and installation;

•	Working to develop convergence of its maintenance services across all three market segments; and

•	Pursuing targeted mergers and acquisitions, equity investments, partnerships and opportunities to build a larger operating platform that can benefit from increased operating efficiencies.

GMSL has a highly experienced management team with a proven track record and has demonstrated the ability to enter new markets and generate returns for investors from its three business units.

Global Marine

Global Marine is a market leader in subsea fiber optic cable installation and maintenance solutions to the telecoms sector amongst others. Global Marine is recognized as a high quality, strategic partner with a successful track record across the industry. Global Marine has a long, well-established reputation in the telecommunications sector and is a leading provider of subsea services in the industry. It operates in a mature market and is the largest independent provider in the maintenance segment.

Global Marine provides vessels on standby to repair fiber optic telecommunications cables in defined geographic zones, and its maintenance business is provided through contracts with consortia of providers of global telecommunications services. Typically, Global Marine enters into five- to seven-year contracts to provide maintenance services to cable systems that are located in specific geographical areas. These contracts provide highly stable, predictable and recurring revenue and earnings. Additionally, Global Marine provides installation of cable systems, including route planning, mapping, route engineering, cable-laying, trenching and burial. Global Marine’s installation business is project-based, with contracts typically lasting one to five months.

CWind

CWind is part of GMSL, delivering topside, splash zone and subsea engineering services, to the offshore renewables and utilities market. With experience at over 40 UK and European offshore wind farms, supporting over 12GW power generated by the offshore wind sector.

CWind demonstrates a commitment to innovation and is well-positioned to capitalize on the growth of the offshore alternative energy market in construction, as well as on-going operations and maintenance, with a strong presence in Northern Europe and Asia (especially China). CWind has developed its strategies to realize this opportunity.

Global Offshore

Global Offshore is part of GMSL, delivering the company’s cable installation, repair and trenching services to the offshore renewables, utilities and oil & gas markets. Global Offshore has developed a reputation as a trusted partner, delivering pipeline, cable and umbilical projects, platform-to-platform connectivity and subsea services.

Global Offshore’s primary activities for oil & gas include providing power from shore, enabling fiber-based communication between platforms and shore-based systems and installing permanent reservoir monitoring systems that allow customers to monitor subsea seismic data. The majority of its oil and gas business is contracted on a project-by-project basis with major energy producers or Tier I engineering, procurement and construction ("EPC") contractors.

Global Marine Group’s 2018 track record

Notable GMSL announcements during the year include the following:

•	January: Global Marine’s contract with the SEAIOCMA: cable maintenance agreement extended by five years to end of 2022. The zone is serviced by Global Marine vessel Cable Retriever based in Subic Bay;

•	January: CWind and International Ocean Vessel Technical Consultant form joint venture, CWind Taiwan;

•	April: Complete Cable Care service with dedicated cable repair barge ASV Pioneer established;

•	April: Contract awarded for Sub Sea Cable Replacement in Orkney Isles for Scottish & Southern Electricity Networks;

•	May: Five-year Complete Cable Care framework signed with Transmission Capital Services;

•	August: ROSPA Order of Distinction awarded following 19 consecutive gold awards for health & safety practices;

•	August: Global Marine completes two offshore oil field communications contracts for Tampnet;

•	September: Global Offshore delivers back-to-back projects in the North Sea for major oil and gas customers;

•	September: Global Offshore to provide fast-response cable repair to Vattenfall’s European portfolio in five year repair framework;

•	October: ASV Pioneer sails for her maiden GMSL project;

•	October: CWind Taiwan Completes Inaugural Contract at Yunlin Offshore Wind Farm;

•	November: Global Offshore successfully installs export cable at Kincardine Floating Offshore Wind Farm

•	December: Extension of NAZ (North America Zone) telecoms maintenance contract by two years to December 2026; and

•	December: Global Offshore signed a contract with Vattenfall for the inter array cable installation, burial, testing and termination at the 72 turbine Kriegers Flak site in Denmark.

Services and/or Products

GMSL is a pioneer in the subsea cable industry, having laid the first subsea cable in the 1850s and installed the first transatlantic fiber optic cable (TAT-8) in 1988. GMSL is positioned as a global independent market leader in subsea cable installation and maintenance services and derives approximately 45% of its total revenue from long-term, recurring maintenance contracts. GMSL has started a new phase of growth through applying its capabilities to the rapidly expanding offshore power sector into which GMSL re-entered in November 2015 (see "CWind" above), while retaining a leading position in the telecommunications sector. GMSL has major offices in the United Kingdom and Singapore, with presence in Bermuda, Canada, China, Indonesia and the Philippines. See "Item 1A - Risk Factors - Risks Related to GMSL for further details. GMSL derives a significant amount of its revenues from sales to customers outside of the United States, which poses additional risks, including economic, political and other uncertainties.

Fleet Overview

GMSL operates one of the largest specialist cable laying fleets in the world, consisting of eight vessels (five owned, three operated through long-term leases) and 17 crew transfer vessels operated by its wholly-owned subsidiary, CWind, as of December 31, 2018. The average age of the GMSL fleet is 19 years and the CWind fleet is 4 years. Each cable vessel is equipped with specialist inspection, burial, and survey equipment. By providing oil and gas, offshore power, and telecommunications installation as well as telecommunications maintenance, GMSL can retain vessels throughout their asset lives by cascading them through different uses as they age, as older vessels can or should only be used to provide specified services. This provides a significant competitive advantage because GMSL can retain vessels for longer and reduce the frequency of capital expenditure requirements with a longer depreciation period. GMSL’s fleet is operated by GMSL employees or long-term contractors.

Fleet Details

Vessels	Ownership	Lease Expiry	Age	Flag	Base Port
Maintenance - GMSL
Innovator	DYVI Cableship 11 AS	May-25	23	UK	Victoria, Canada
Wave Sentinel	GMSL	N/A	23	UK	Portland, UK
Cable Retriever	ICPL	March-23	21	Singapore	Batangas, Philippines
Sovereign	GMSL	N/A	27	UK	Portland, UK

Installation - GMSL
Networker	GMSL	N/A	19	Panama	Batam, Indonesia
CS Recorder	Maersk Supply Service UK	February-22	18	UK	Blyth, UK
Global Symphony	GMSL	N/A	7	UK	Montrose, UK
ASV Pioneer	ASV Pioneer Ltd	April-20	11	Singapore	Blyth, UK

Offshore - CWind
Argocat	CWind Limited	N/A	8	UK	Maldon, UK
Alliance	50% CWind Limited	N/A	7	UK	Maldon, UK
Endeavour	CWind Limited	N/A	5	UK	Maldon, UK
Adventure	CWind Limited	N/A	5	UK	Maldon, UK
Fulmar	CWind Limited	N/A	4	UK	Colchester, UK
Artimus	CWind Limited	N/A	3	UK	Colchester, UK
Buzzard	CWind Limited	N/A	6	UK	London, UK
Challenger	CWind Limited	N/A	5	UK	Bideford, UK
Resolution	CWind Limited	N/A	5	UK	Southampton, UK
Sword	CWind Limited	N/A	4	UK	Ramsgate, UK
Spirit	CWind Limited	N/A	3	UK	Colchester, UK
Endurance	CWind Limited	N/A	5	UK	Maldon, UK
Tempest	CWind Limited	N/A	3	UK	Ramsgate, UK
Tornado	CWind Limited	N/A	3	UK	Ramsgate, UK
Typhoon TOW	CWind Limited	N/A	3	UK	Ramsgate, UK
Hurricane TOW	CWind Limited	N/A	3	UK	Ramsgate, UK
CWind Phantom	CWind Limited	N/A	3	UK	Maldon, UK

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

Customers

GMSL’s customer base is made up primarily of large, established companies. Contract lengths vary and are largely dependent on the type of services provided. Maintenance and repair contracts tend to be long-term, five- to seven-years, with a relatively high level of expected renewal rates, and the customer is typically a consortium of different cable owners such as national, regional and international telecommunication companies and others who have an ownership interest in the subsea cables covered by the maintenance contract. GMSL charges a standing fee for cost of vessels plus margin, paid in advance proportionally by each member, and an additional daily call out fee for repairs paid by the specific cable owner(s). Four maintenance vessels are engaged on GMSL’s three current long-term telecommunications maintenance contracts with ACMA (Atlantic Cable Maintenance Agreement), SEAIOCMA (South East Asia and Indian Ocean Cable Maintenance Agreement), and NAZ (North American Zone). Installation contracts tend to be much shorter term (30-150 days), and the counterparty tends to be a single client. Contracts are typically bid for on a fixed-sum basis with an initial upfront payment plus subsequent installments providing working capital support. Due to the added complexity of cable installation as opposed to maintenance, GMSL generally realizes higher margins on its installation contracts in the offshore power and oil and gas sectors.

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

Marketing

GMSL also has a focused sales and marketing plan to create relationships with major participants in the offshore power and oil and gas industries. Despite the prevailing low oil price market conditions, GMSL hopes to use its expertise in installing Permanent Reservoir Monitoring ("PRM") systems to forge new contacts with both the end users of PRM services, such as oil majors, and the PRM suppliers themselves. Additionally GMSL is pursuing a strategy of specialization in installing the small power and fiber optic cables that its competitors in the oil and gas and offshore power sectors find unprofitable and in which they lack installation experience.

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

Management and Employees

As of December 31, 2018, GMSL employed 460 people. GMSL’s employees are not formally represented by any labor union or other trade organization, although the majority of the seafarers are members of an established trade union. GMSL considers relations with its employees to be excellent and it has never experienced a work stoppage or strike. GMSL regularly uses independent consultants and contractors to perform various professional services in different areas of the business, including in its installation and fleet operations and in certain administrative functions. Dick Fagerstal is a 2.4% interest holder, chairman and chief executive officer of Global Marine Holdings LLC, the parent holding company of Global Marine Holdings Limited, and he is the executive chairman of GMSL. Mr. Fagerstal previously served in an executive capacity for companies operating in various industries, including energy, marine services, and their related infrastructure.

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

GMSL has comprehensive insurance coverage including protection and indemnity, hull and machinery, war risk, and property insurances, director and officers liability insurance, contract warranty insurance for the maintenance contracts, and all other necessary corporate insurances. GMSL’s liability is capped and insured under each of its installation contracts.

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

Market for Natural Gas as an Alternative Fuel for Vehicles

As of December 31, 2018, the U.S. Department of Energy estimates that there were approximately 1,683 CNG fueling stations in the United States and over 175,000 natural gas vehicles on American roads. This includes approximately 39,500 heavy-duty vehicles (such as tractors, refuse trucks and buses), 25,800 medium-duty vehicles (such as delivery vans and shuttles) and 87,000 light-duty vehicles (such as passenger cars, sport utility vehicles, trucks and vans).

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

The newest natural gas engines with Near-Zero or "Zero Emissions Equivalent" – technology produces 90% fewer NOx emissions than the current standard. In fact, the cleanest heavy-duty truck engine in the world is powered by natural gas. And when fueled with renewable natural gas, it has up to 115% fewer greenhouse gas emissions than diesel counterparts well-to-wheel.

Safer: As reported by NGV America, CNG is relatively safer than gasoline and diesel because it dissipates into the air when spilled or in the event of a vehicle accident. When released, CNG is less combustible than gasoline or diesel as it ignites only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. In addition, CNG is stored in above ground tanks, thus reducing the risk of soil or groundwater contamination. Currently, over 175,000 vehicles in the U.S. and more than 23.0 million worldwide, fuel safely with natural gas.

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

Thirty-one of ANG’s fueling stations have separate public access areas for retail customers. The fill rate at each of the public stations has comparable dispensing rates equivalent to traditional gasoline and diesel fueling stations.

Sales and Marketing

ANG focuses its sales and marketing efforts within the continental United States and targets such efforts primarily through direct sales. ANG’s sales and marketing group stays informed of proposed and newly adopted regulations in order to provide education on the value of natural gas as a vehicle fuel to current and potential customers.

Key Markets and Customers

ANG targets customers in a variety of markets, such as trucking, airports, refuse, public transit and food and beverage distributors. In 2018, approximately 71% of ANG’s revenues from CNG sales came from customers with multi-year contracts based on committed fueling volumes.

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

Tax Incentives

From October 2012 through December 2017, ANG has been eligible to receive the Alternative Fuels Excise Tax Credit ("AFETC") (f/k/a VETC), of $0.50 per GGE of CNG sold as vehicle fuel. In addition, other U.S. federal and state government tax incentives are available to offset the cost of acquiring natural gas vehicles, converting vehicles to use natural gas or construct natural gas fueling stations. As of the date of this filing, the U.S. Congress did pass its omnibus budget for 2019, however, allocations to the programs remain uncertain.

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

Telecommunications Segment (PTGi-International Carrier Services, Inc.)

ICS provides customers with internet-protocol-based and time-division multiplexing ("TDM") access for the transport of long-distance voice minutes.

Network

ICS operates a global telecommunications network consisting of domestic switching and related peripheral equipment, and carrier-grade routers and switches for Internet and circuit-based services. To ensure high-quality communications services, ICS’s network employs digital switching and fiber optic technologies, incorporates the use of Voice-over-Internet Protocol protocols and SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Switching Systems

ICS’s network makes use of a domestic switch system, Internet routers and media gateways in the U.S. and points of presence throughout the world via third party interconnections.

Foreign Carrier Agreements

In selected countries where competition with the traditional Post Telegraph and Telecommunications companies ("PTTs") is limited, ICS has entered into foreign carrier agreements with PTTs or other service providers that permit ICS to provide traffic into, and receive return traffic from, these countries.

Network Management and Control

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

Competition

Long Distance: ICS faces significant competition as it attempts to win the business of other telecommunications carriers and resellers. ICS competes on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long-distance voice minutes are generated by connecting one telecommunications operator to another and charging a fee to do so.

Over-the-top ("OTT"): OTT applications, such as WhatsApp, Skype, and FaceTime, continue to impact ICS’s long distance business model. There can be no assurance that: (1) the current declines in the long-distance business globally driven by OTT application will not increase; or (2) ICS’s business will not be impacted by the increased consumer adoption of OTT applications globally.

Government Regulation

ICS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that: (1) future regulatory, judicial and legislative changes will not have a material adverse effect on ICS; (2) domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on it.

Regulation impacting the telecommunications industry continues to change rapidly in many jurisdictions. Privacy-related laws and regulations, such as the EU’s GDPR, as well as privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that continuing deregulation with respect to portions of the telecommunications industry will create opportunities for firms such as us, there can be no assurance that deregulation and changes in regulation will be implemented in a manner that would benefit ICS.

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2018 are described below:

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

International Service Regulation

The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries, and ICS provides such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. ICS has obtained the authorizations required to use, on a facilities-based and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect ICS's international business. FCC rules permit non-dominant carriers such as ICS to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services.

On November 29, 2012, the FCC released an order removing, for all U.S.-international routes other than Cuba, the requirement for facilities-based U.S. carriers, like ICS, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, thereby allowing carriers to negotiate market-based arrangements on those routes. The November 29, 2012 order also adopted a requirement for U.S. carriers to provide information to the FCC about any above-benchmark settlement rates on an as-needed basis in connection with an investigation or competition problems on selected routes or review of high consumer rates on either multiple or selected routes. ICS may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but ICS may also face greater price competition from other international service carriers. On November 9, 2015, the FCC issued a Public Notice indicating that it has begun the process of including Cuba within the liberalized settlements policy established in 2012. In January 2016 the FCC’s International Bureau removed Cuba from the "exclusion list" applicable to international Section 214 authorizations, which is intended to facilitate the provision of facilities-based competition between the United States and Cuba. In February 2016, the FCC formally proposed to remove certain non-discrimination requirements for traffic along the US-Cuba route. We cannot predict the actions the FCC will take in the future or their potential effect on international termination rates, costs, or revenues.

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

On November 8, 2013, the FCC released an order related to the completion of calls to rural areas. The order applies recordkeeping, retention and reporting obligations to certain providers of retail long-distance voice service. The rules require those providers to collect and retain information on long-distance call attempts such as, but not limited to, the called number, the date and time of the call, and the use of an intermediate provider. The order also prohibits false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). On April 17, 2018, the FCC issued a ruling that eliminated the obligation of providers to report data to the FCC regarding rural call completion, but kept the obligation on carriers to monitor rural call completion and retain records regarding the performance of intermediate carriers. While ICS is not directly subject to these rules, ICS may function as an intermediate provider within the meaning of these rules, which may require ICS to provide information to its customers regarding calls that it carries on their behalf. In addition, in February 2018, the "Improving Rural Call Quality and Reliability Act of 2017" became law. This statute added new Section 262 to the Communications Act of 1934, which requires intermediate providers (such as ICS) to register with the FCC. The FCC promulgated rules implementing this registration requirement in August 2018. These rules will take effect upon approval by the Office of Management and Budget, which approval was pending as of December 31, 2018. The new law also directs the FCC to establish service quality standards for voice transmission services provided by intermediate carriers, such as ICS. The FCC’s rulemaking to establish such service quality rules is pending. We cannot predict whether the rules the FCC ultimately adopts will materially negatively affect ICS’s operations.

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

On August 9, 2018, CGI completed the acquisition of KMG America Corporation ("KMG"), the parent company of Kanawha Insurance Company ("KIC"), Humana’s long-term care insurance subsidiary for consideration of ten thousand dollars. As a condition to the approval of the acquisition by the South Carolina Department of Insurance, CGI agreed to redomesticate KIC from South Carolina to Texas and simultaneously merge KIC with and into CGI, with CGI surviving (the "Merger"), and to maintain an authorized control level risk-based capital ratio of no less than 450 percent for two years following the closing. Similarly, CGI agreed with the Texas Commissioner of Insurance that it will maintain a total adjusted capital to authorized control risk-based capital level of no less than 450 percent for two years from the date of the Merger and of no less than 400 percent for the subsequent three years.

Strategy

CIG currently provides long-term care, life, annuity, and other accident and health coverage to approximately 145,000 individuals through CGI. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation.

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

Products

Long-Term Care Insurance

CIG's long-term care insurance products pay a benefit that is either a specified daily indemnity amount or reimbursement of actual charges up to a daily maximum for long-term care services provided in the insured’s home or in assisted living or nursing facilities. Benefits begin after a waiting period, usually 90 days or less, and are generally paid for a period of three years, six years, or the policy holder's lifetime.

Substantially all of the in-force long-term care insurance policies were sold after 1995, with all sales then being discontinued in January 2010. Policies were issued in all states except for New York, with Texas being the largest issue state with approximately 20% of the business. The existing block of policies includes both individual and group products, but all individuals were individually underwritten. CIG's long-term care insurance products were sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. As part of CIG's strategy for its long-term care insurance business, management has been implementing, and expects to continue to pursue, significant premium rate increases on its blocks of business as actuarially justified. Premium rates vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment yields. CIG develops its assumptions based on its own claims and persistency experience and published industry tables.

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

Other Accident & Health

CIG’s accident and health products, other than Long-Term Care Insurance, include accidental death, accidental death & dismemberment disability income, hospital expense, hospital indemnity, and major medical individual insurance policies.  These products provide from partial reimbursement to full reimbursement of covered medical and related expenses.  All products were sold prior to the introduction of the Affordable Care Act and these product lines are closed to new business.  If not otherwise exempted from the requirements of the Affordable Care Act, the policies are grandfathered under the Affordable Care Act and not subject to the requirements of the Affordable Care Act.  A limited number of these policies were guaranteed issued, although the majority of the policies were issued with individual underwriting.

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new long-term care insurance products, it continues to service and receive net renewal premiums on its in-force block of approximately 145,000 lives.

Employees and Operations

As of December 31, 2018, CIG employed 123 people full-time, the majority of whom are employed on a salaried basis with some on an hourly basis. Besides eight remote employees working in various states, all other employees work out of the home office located in Austin, Texas. CIG considers its relations with its employees to be satisfactory and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Transition Services and Administrative Services Agreement

Upon the purchase of the Insurance Company on December 24, 2015 a transition services agreement (the "Transition Services Agreement") was entered into with the prior owner, Great American Financial Resources ("Great American") in Cincinnati, Ohio, pursuant to which Great American agreed to continue to perform certain business functions such as IT, finance, investment, and accounting for a period of 12 to 16 months to allow us time to secure the resources needed to take over those duties. IT, finance, investment and accounting roles were filled and/or outsourced in fiscal year 2016, and services received under the Transition Services Agreement ended on March 31, 2017. Simultaneously, an Administrative Services Agreement (the "Administrative Services Agreement") was entered into with Great American, pursuant to which Great American Life Insurance Company ("GALIC") agreed to continue to administer the Insurance Company’s life and annuity businesses for a period of no less than five years.

The KIC acquisition included the assumption of numerous existing, or the establishment of new, third party administrator (TPA) agreements to continue to provide services and perform processes critical (actuarial, claims processing, rate increase work etc.) to KIC’s ability to continue producing outputs. All of KIC’s insurance contracts are administered by these TPAs.

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

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse CIG for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge CIG's obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. CIG's amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross liability associated with the reinsured policy.

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

Regulation

CIG's insurance company subsidiary is subject to regulations in the jurisdictions where it does business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its stockholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus.

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

Life Sciences Segment (Pansend Life Sciences, LLC )

Pansend focuses on the development of innovative technologies and products in the healthcare industry. As of December 31, 2018, Pansend has invested in four companies:

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

•
MediBeacon, Inc. ("MediBeacon"), a company developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. This system (known as the MediBeacon Optical Renal Function Monitor system) uses an optical skin sensor combined with a proprietary agent that glows in the presence of light. It will be the first and only, non-invasive system to enable real-time, direct monitoring of renal function at point-of-care. On March 2, 2017, MediBeacon announced the successful completion of a real-time, point of care renal function clinical study on subjects with impaired kidney function at Washington University in St. Louis. On June 8, 2016, MediBeacon announced the completion of the acquisition of Mannheim Pharma & Diagnostics, a life science company based in Mannheim, Germany. Recently, MediBeacon announced a collaborative research project with scientists at Washington University School of Medicine in St. Louis, Missouri in a research project aimed at improving the understanding of childhood malnutrition and its related problems, including stunted growth. The work is funded by a Grand Challenges Explorations Phase II grant from the Bill & Melinda Gates Foundation to Washington University. It is a follow-up grant to work carried out through a Phase I Grand Challenges Explorations Award made in 2014. MediBeacon was also recently the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye. The focus of the NIH-supported project is to determine if a specific proprietary MediBeacon tracer agent when administered has the potential to provide additional clinical value versus the existing standard of care.

Further, on October 22, 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Device designation to the MediBeacon's Transdermal GFR Measurement System (TGFR). The device is intended to measure Glomerular Filtration Rate (GFR) in patients with impaired or normal renal function; and

•	Triple Ring Technologies, a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Dispositions

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir Biopharm, Inc. ("BeneVir") to Janssen Biotech, Inc. ("Janssen"). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. The escrow will be released within 15 months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.

Broadcasting Segment (HC2 Broadcasting Holdings, Inc.)

HC2 Broadcasting Holdings Inc., a subsidiary of HC2 Holdings, Inc., is an owner and operator of broadcast TV stations throughout the U.S., formed in 2017. As of December 31, 2018, HC2 Broadcasting and its subsidiaries operate approximately 138 operational stations, including 8 Full-Power stations, 39 Class A stations and 91 LPTV stations. Inclusive of 29 pending operating station acquisitions, HC2 Broadcasting and its subsidiaries will operate approximately 167 operational stations, including 14 Full-Power stations, 55 Class A stations and 98 LPTV stations, collectively able to broadcast over 1,000 sub-channels. This coverage reaches over 130 markets between the U.S. and Puerto Rico, including 9 of the top 10 markets. HC2 Broadcasting’s objective is to build a nationwide broadcast TV distribution platform that delivers OTA broadcast content that will reach the majority of the U.S. when fully built. HC2 Broadcasting's plan is to interconnect all of HC2 Broadcasting's stations to an IP network backbone, which will allow us to monitor and operate the stations remotely. The network backbone is moving onto cloud-based infrastructure, which we expect will offer significant cost efficiencies and redundancy.

In December 2017, HC2 Broadcasting also acquired Azteca America, formerly the US subsidiary of TV Azteca, S.A.B. de C.V., Mexico’s second largest broadcast network. Today, Azteca America airs Spanish language programming targeting U.S. Hispanics and is carried mostly on HC2 Broadcasting’s stations. Much of the network’s programming is provided by the former parent company under a multi-year Programming Licensing Agreement (PLA) with HC2 Broadcasting. The network is carried on approximately 23 HC2 Broadcasting stations and by 25 Azteca America affiliate stations in the U.S. Unlike HC2 Broadcasting’s station group, Azteca America is a linear broadcast television network that requires the development and maintenance of programming. As such, HC2 Broadcasting has dedicated employees in the U.S. and contracted employees in Mexico under a Broadcast Services Agreement ("BSA") with TV Azteca who work to maintain the content.

Station Group and Network Acquisitions

Since November 2017, HC2 Broadcasting has grown principally through acquisitions, with over 30 completed through February 28, 2019. Major acquisitions have included the following:

•	DTV America Corporation

◦
HC2 Broadcasting purchased the majority of shares of common stock of DTV America Corporation ("DTV") for a total consideration of $17.7 million. DTV currently owns and operates 50 LPTV stations in more than 30 cities. DTV’s distribution platform currently provides carriage for more than 30 television broadcast networks.

•	Azteca America

◦
In November 2017, HC2 Broadcasting acquired Azteca America, a Spanish-language broadcast network for $33.0 million. The transaction included LPTV, Class A and Full-Power stations, as well as the BSA, and PLA.

•	Mako Communications, LLC

◦
Purchased all the assets of Mako Communications, LLC in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 Broadcasting acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million.

•	Three Angels Broadcasting Network, Inc.

◦
In December 2017, a wholly-owned subsidiary of HC2 Broadcasting closed on a transaction with Three Angels Broadcasting Network, Inc. to purchase all of its assets in connection with its ownership and operation of Class A stations that resulted in HC2 Broadcasting acquiring 14 operating stations for a total consideration of $9.6 million.

Operating Broadcast Stations

Below are HC2 Broadcasting’s operating stations as of December 31, 2018, listed here by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	WEDW	Full-Power Station
		WKOB-LD	LPTV Station
Los Angeles, CA	2	KHIZ-LD	LPTV Station
Chicago, IL	3	W25DW-D	LPTV Station
		WPVN-CD	Class A Station
Philadelphia, PA	4	WDUM-LD	LPTV Station
		W36DO-D	LPTV Station
		WZPA-LD	LPTV Station
		WPSJ-CD	Class A Station
Dallas-Ft. Worth, TX	5	KAZD	Full-Power Station
		KJJM-LD	LPTV Station
		KNAV-LP	LPTV Station
		KODF-LD	LPTV Station
		KPFW-LD	LPTV Station
Houston, TX	7	KUVM-CD	Class A Station
		KYAZ	Full-Power Station

		KEHO-LD	LPTV Station
		KUVM-LD	LPTV Station
SanFrancisco - Oakland - San Jose, CA	8	KTNC-TV	Full-Power Station
		KEMO-TV	Full-Power Station
		KQRO-LD	LPTV Station
		KFTY-LD	LPTV Station
Atlanta, GA	10	WUVM-LP	LPTV Station
		WDWW-LD	LPTV Station
		WYGA-CD	Class A Station
		WUEO-LD	LPTV Station
Tampa - St. Petersburg - Sarasota, FL	11	W16DQ-D	LPTV Station
		WXAX-CD	Class A Station
		WTAM-LD	LPTV Station
Phoenix - Prescott, AZ	12	K18JL-D	LPTV Station
		KMOH-TV	Full-Power Station
		KPDF-CD	Class A Station
		KEJR-LD	LPTV Station
Seattle - Tacoma, WA	13	KUSE-LD	LPTV Station
Detroit, MI	14	WUDL-LD	LPTV Station
		WDWO-CD	Class A Station
Minneapolis - St. Paul, MN	15	K33LN-D	Class A Station
		KJNK-LD	LPTV Station
Miami - Ft. Lauderdale, FL	16	W16CC-D	LPTV Station
Denver, CO	17	K05MD-D	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	18	WFEF-LD	LPTV Station
Cleveland - Akron - Canton, OH	19	WQDI-LD	LPTV Station
		WEKA-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KBTV-CD	Class A Station
		K04QR-D	LPTV Station
		KAHC-LD	LPTV Station
		KFMS-LD	LPTV Station
St. Louis, MO	21	KPTN-LD	LPTV Station
		KBGU-LP	LPTV Station
		WODK-LD	LPTV Station
		K25NG-D	Class A Station
Charlotte, NC	23	WVEB-LD	LPTV Station
		WHEH-LD	LPTV Station
Pittsburgh, PA	24	WWLM-CD	Class A Station
		WJMB-CD	Class A Station
		WKHU-CD	Class A Station
		WWKH-CD	Class A Station
Raleigh - Durham - Fayetteville, NC	25	WNCB-LD	LPTV Station
		WIRP-LD	LPTV Station
Baltimore, MD	26	WQAW-LP	LPTV Station
Indianapolis, IN	28	WSDI-LD	LPTV Station
		WUDZ-LD	LPTV Station
Salt Lake City, UT	30	KPNZ	Full-Power Station
		KBTU-LD	LPTV Station
San Antonia, Tx	31	K17MJ-D	LPTV Station
		KOBS-LD	LPTV Station
		KSAA-LP	LPTV Station
		K27LF-D	Class A Station
		KISA-LD	LPTV Station
		KVDF-CD	Class A Station
Kansas City, MO	32	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
Hartford - New Haven, CT	33	WRNT-LD	LPTV Station
		WTXX-LD	LPTV Station

Milwaukee, WI	36	WTSJ-LP	LPTV Station
West Palm Beach - Ft. Pierce, FL	37	WXOD-LD	LPTV Station
Las Vegas, NV	39	KVPX-LD	LPTV Station
		K36NE-D	Class A Station
		KNBX-CD	Class A Station
		KHDF-CD	Class A Station
		KEGS-LD	LPTV Station
Austin, TX	40	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Jacksonville, FL	42	WKBJ-LD	LPTV Station
		WRCZ-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	43	WUOA-LD	LPTV Station
Oklahoma City, OK	45	KTOU-LD	LPTV Station
		KBZC-LD	LPTV Station
Albuquerque - Santa Fe, NM	47	KQDF-LP	LPTV Station
New Orleans, LA	50	WTNO-LP	Class A Station
		WQDT-LD	LPTV Station
Memphis, TN	51	W15EA-D	Class A Station
		WQEK-LD	LPTV Station
		KPMF-LD	LPTV Station
Buffalo, NY	52	WWHC-LP	LPTV Station
		WVTT-CD	Class A Station
Fresno - Visalia, CA	54	KZMM-CD	Class A Station
		K17JI-D	Class A Station
Ft. Myers - Naples, FL	55	WGPS-LP	LPTV Station
Tulsa, OK	61	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Wichita - Hutchinson, KS	76	KFVT-LD	LPTV Station
Harlingen - Weslaco - Brownsville - Mcallen, TX	78	KNWS-LP	LPTV Station
		KRZG-CD	Class A Station
		KAZH-LP	LPTV Station
Huntsville - Decatur - Florence, AL	79	W17DJ-D	Class A Station
Rochester - Mason City - Austin, NY	80	WGCE-CD	Class A Station
Madison, WI	86	WZCK-LD	LPTV Station
		W23BW-D	Class A Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	88	W29CI-D	Class A Station
Waco - Temple - Bryan, TX	89	KZCZ-LD	LPTV Station
Boise, ID.	100	K31FD-D	Class A Station
		K17ED-D	Class A Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	101	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Ft. Wayne, IN	104	WFWC-CD	Class A Station
Tyler - Longview - Nacogdoches, TX	114	KCEB	Full-Power Station
		KDKJ-LD	LPTV Station
		KPKN-LD	LPTV Station
Montgomery - Selma, AL	116	WDSF-LD	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	119	K33EJ-D	Class A Station
Bakersfield, CA	122	K08MM-D	Class A Station
		KXBF-LD	LPTV Station
Santa Barbara - San Luis Obispo, CA	123	KDFS-CD	Class A Station
		KSBO-CD	Class A Station
		KZDF-LP	LPTV Station
		KLDF-CD	Class A Station
Corpus Christi, TX	128	KCCX-LP	LPTV Station
		K20JT-D	LPTV Station
		KYDF-LP	LPTV Station
		K29IP-D	LPTV Station
Amarillo, TX	131	KAUO-LD	LPTV Station

		KLKW-LD	LPTV Station
Lubbock, TX	143	K24GP	LPTV Station
		KNKC-LD	LPTV Station
Palm Springs, CA	145	K21DO-D	Class A Station
Jackson, TN	177	WYJJ-LD	LPTV Station
Bowling Green, KY	181	WCZU-LD	LPTV Station
(a)Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of December 2018.

Broadcast Operations

HC2 Broadcasting carries more than 50 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

Revenues

For its OTA distribution business, HC2 Broadcasting’s principal source of revenues are multi-year leases, which vary in price according to market size and the number of OTA TV homes in a market. HC2 currently earns higher revenues for carriage on Full-Power stations compared to Class A and LPTV stations.

While lease revenues drive HC2 Broadcasting’s station group business, the primary source of revenue for Azteca America is the sale of commercial inventory on the Azteca network, digital platforms and licensing of content to streaming services. As such, Azteca America principally relies on national, local and spot advertising sales for revenues and, to a lesser extent, multichannel video programming distributor’s (MVPD) retransmission fees. Pricing for advertising sales is based on viewer ratings across the U.S. Sales are handled by a dedicated HC2 Broadcasting/Azteca sales-force in the U.S.

Strategy

HC2 Broadcasting’s strategy includes the following initiatives:

•
HC2 Broadcasting is principally designed to be a nationwide OTA distribution platform, targeting the growing number of OTA households in the US. According to Nielsen, these represent 16% of U.S. TV households;

•
As they “lease up” stations around the country, HC2 Broadcasting's principal and growing revenue source will be providing national carriage for content providers under multi-year lease agreements. Pricing lease contracts is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market as well as market supply and demand;

•
Once all the operating stations are connected to HC2 Broadcasting's cloud-based IP backbone, HC2 Broadcasting's stations can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. Recent FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities in markets where HC2 Broadcasting operates Full-Power and Class A stations, thus allowing us to operate these stations remotely at greater cost efficiency;

•	As an anchor network tenant, Azteca America will continue to be distributed on the HC2 Broadcasting platform and MVPDs covering 57% of U.S. Hispanic homes;

•
HC2 Broadcasting's major focus as HC2 Broadcasting continues to increase HC2 Broadcasting's market footprint and network efficiencies is to attract the highest quality content providers looking for nationwide distribution. With HC2 Broadcasting's national platform and cloud-based infrastructure, HC2 Broadcasting also expects to realize premium pricing for distribution on HC2 Broadcasting's station group; and

•
HC2 Broadcasting's vision is to capitalize on the opportunities to bring valuable content to more viewers over-the-air and to position itself for the changing media landscape. Additionally, HC2 Broadcasting is well-positioned to take advantage of the technology advances rapidly underway in the industry.

New Broadcast TV Technology: ATSC 3.0

In 2017, the FCC approved ATSC 3.0, a next generation broadcast platform, which HC2 Broadcasting believes will bring new opportunities. ATSC 3.0 is an enhancement to the previous broadcast standard, providing mobility, addressability, capacity, and IP connectivity. ATSC 3.0 merges linear and non-TV data services alongside OTA and over-the-top (OTT). Among the additional many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to talk to devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 provides new emergency capabilities including advanced alerting functions which can provide evacuation routes and device wake-up features. All of these features will be available to mobile devices, allowing us to reach viewers wherever they are - including younger audiences that are tied to their mobile screens.

Employees

As of December 31, 2018, HC2 Broadcasting employed approximately 51 people across the U.S.

See Note 21. Operating Segment and Related Information for additional detail regarding HC2 Broadcasting's operating segments and financial information by geographic area.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth below. Information relating to beneficial ownership reporting compliance will be set forth in our 2019 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2019 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

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

As a holding company, HC2's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2018, we had $6.5 million in cash and cash equivalents at the corporate level at HC2.

HC2’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $470.0 million in aggregate principal amount of 11.5% Senior Secured Notes due 2021 (the "Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and together with the Secured Notes, the "Notes", and to finance future acquisitions is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to HC2. HC2’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by HC2, they have no obligation to make any funds available to HC2, whether in the form of loans, dividends, distributions or otherwise. The ability of HC2’s subsidiaries to distribute cash to it are and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, each of DBMG and GMSL are borrowers under credit facilities that restrict their ability to make distributions or loans to HC2. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to HC2. For additional information, See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources."

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries indebtedness, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 14. Debt Obligations, of the "Notes to Consolidated Financial Statements."

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

The indenture governing the Secured Notes dated November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"), and the separate indenture governing the Convertible Notes dated November 20, 2018, between HC2 and U.S. Bank, as trustee (the "Convertible Indenture"), contain, and any future indentures may contain various covenants, including those that restrict our ability to, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person.

The debt facilities at our subsidiaries contain similar covenants applicable to each respective subsidiary. These covenants may limit our ability to effectively operate our businesses. For example, DBMG has an indemnity agreement with its surety bond provider that also contains covenants on retention of capital and working capital requirements for DBMG, which may limit the amount of dividends DBMG may pay to its stockholders.

In addition, the Secured Indenture requires that we meet certain financial tests, including a collateral coverage ratio and minimum liquidity test. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2018, our total outstanding indebtedness was $743.9 million and the accrued value of our outstanding preferred stock was $26.7 million inclusive of shares held by our Insurance Company which are eliminated in consolidation. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•	increased vulnerability to general adverse economic and industry conditions;

•	higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;

•
our Secured Notes are secured by substantially all of HC2’s assets and those of certain of HC2’s subsidiaries that have guaranteed the Secured Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;

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

In addition, it is possible that we may need to incur additional indebtedness or enter into additional financing arrangements in the future in the ordinary course of business. The terms of the Secured Indenture and our subsidiaries’ other financing arrangements allow us to incur additional debt and issue additional shares of preferred stock, subject to certain limitations. If additional indebtedness is incurred or equity is issued, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net income attributable to HC2 of $155.6 million in 2018, net loss of $49.7 million in 2017, net loss of $105.4 million in 2016, and have incurred net losses in prior periods. Our net income in 2018 resulted from a bargain purchase gain, gains on the recapture of certain reinsurance treaties along with the sale of BeneVir.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $341.4 million in 2018, $6.6 million in 2017, and $79.1 million in 2016.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2018 and 2017, management concluded that our internal control over financial reporting was effective.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act") reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

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

We face risks related to the impact on foreign trade agreements and relations from the current administration.

Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement ("NAFTA") and the World Trade Organization. The current administration has formally withdrawn the United States from the Trans Pacific Partnership Agreement ("TPPA"). President Trump has also threatened to withdraw the United States from the World Trade Organization, which, if it occurred, could affect tariff rates and other trade terms between the U.S. and its trading partners as well as possibly have material consequences for the global trading system. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating the North American Free Trade Agreement ("NAFTA"). The U.S., Mexico, and Canada have reached a preliminary U.S.-Mexico-Canada Agreement ("USMCA") which would replace NAFTA. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. The USMCA still requires approval by the U.S. Congress, by Mexico’s National Assembly, and by Canada’s Parliament before it enters into force. In addition, the USMCA is still undergoing a legal review and, this could result in follow-up negotiations which could lead to modifications of certain provisions. It is uncertain what the outcome of the Congressional approval process, legal review, and any follow-up negotiations will be, but it is possible that revisions to NATFA or failure to secure Congressional approval could adversely affect the Company’s existing production operations in Mexico and the current and future levels of sales and earnings of the Company in all three countries. Furthermore, the current administration has threatened tougher trade terms with China and other countries . The U.S. Administration’s assertive trade policies could result in further conflicts with U.S. trading partners, affecting the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to DBMG, GMSL, ANG, ICS, the Insurance Company, and HC2 Broadcasting.

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

The efficient operation of our businesses is dependent on computer hardware and software systems. For instance, HC2 and its subsidiaries rely on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, track costs and operations, maintain client relationships and accumulate financial results. Information technology security threats - from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data - are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. Cybersecurity attacks could also include attacks targeting sensitive data or the security, integrity and/or reliability of the hardware and software installed in products we use. We treat such cybersecurity risks seriously given these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We devote resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and we have implemented certain review and approval procedures internally and with our banks; and have implemented system-wide changes. Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been in the past subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Although to date, such attacks have not had a material impact on our financial condition, results of operations or liquidity, there can be no assurance that our cyber-security measures and technology will adequately protect us from these and other risks, including internal and external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cyber-security attacks and other intentional hacking, could subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

Our ability to utilize our NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons. As a result of the enactment of the TCJA (as defined below), the deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods. In addition, our ability to fully utilize these U.S. tax assets can be adversely affected by "ownership changes" within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). An ownership change is generally defined as a greater than a 50 percentage point increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

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

As a result of our common stock offering in November 2015 and our purchase of GrayWolf in November 2018, we triggered additional ownership changes, imposing additional limitations on the use of our NOL carryforward amounts. The ownership changes may impact the timing of our ability to use these losses. There can be no assurance that future ownership changes would not further negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

We have restated certain of our financial statements in the past and may be required to do so in the future, which may lead to additional risks and uncertainties, including stockholder litigation and loss of investor confidence.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Many major economies worldwide entered significant economic recessions in recent times and continue to experience economic weakness, with the potential for another economic downturn to occur. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, the availability, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargo;

•	changing regulatory environments, including as a result of Brexit;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings and cash;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases or fear of such outbreaks;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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

Due to the fact that we have operations located within the United Kingdom (UK), our business and financial results may be negatively impacted as a result of the UK's planned exit from the European Union (EU), resulting primarily from (a) continued depression in the value of the GBP as compared to the USD; and (b) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere. These risks would be heightened in the event that the UK and the EU are unable to reach a mutually satisfactory exit agreement before the current deadline of March 29, 2019.

Following the UK’s vote to leave the EU in 2016 (commonly referred to as Brexit), the value of the British pound ("GBP") incurred significant fluctuations. Additionally, further actions related to Brexit may occur in the future. If the value of the British Pound Sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the USD, in accordance with US GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the GBP may also result in the imposition of price adjustments by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the changes in value of the GBP as compared to the Euro. In addition, a so-called "Hard Brexit," where no formal agreement is made between the EU and UK prior to the UK’s exit, could result in a continued deflation of the British Pound Sterling; additional increases in prices, fees, taxes or tariffs applicable to goods that are bought and sold between the UK and Europe, and a negative impact on end markets in the UK as a result of declines in consumer sentiment or decreased immigration rates into the UK. Any of these results could have a material adverse effect on the business, revenues and financial condition of our UK and European operations.

We may be required to expend substantial sums in order to bring the companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The "Sarbanes-Oxley Act requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to attest to, and report on the internal control over financial reporting, for these companies. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the companies we acquire. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

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

We also own a minority interest in a number of entities, such as MediBeacon and Triple Ring Technologies, Inc., over which we do not exercise, or have only limited, management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

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

We have made investments in and own a majority stake in a number of development stage companies, primarily in our Life Sciences segment. Each of these companies is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on their financial and personnel resources, lack of established credit, the need to establish meaningful and beneficial vendor and customer relationships and uncertainties regarding product development and future revenues. We anticipate that many of these companies will continue to incur substantial additional operating losses for at least the next several years and expect their losses to increase as research and development efforts expand. There can be no assurance as to when or whether any of these companies will be able to develop significant sources of revenue or that any of their respective operations will become profitable, even if any of them is able to commercialize any products. As a result, we may not realize any returns on our investments in these companies, which could adversely affect our business, results of operations, financial condition or liquidity.

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

As of December 31, 2017, HC2 has 45,391,397 issued and 44,907,818 outstanding shares of its common stock, and 26,500 shares of preferred stock issued and outstanding inclusive of shares held by our Insurance Company which are eliminated in consolidation. However, the Certificate of Incorporation authorizes our board of directors (the "HC2 Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the market price of our common stock.

The conversion of some or all of HC2's Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2018, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into approximately 3.5 million shares of our common stock, excluding shares owned by our Insurance Company, which are eliminated in consolidation.

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
•changes in general economic conditions; and
•actions of our equity investors, including sales of our common stock by significant stockholders.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include provisions:
•authorizing a board of directors to issue preferred stock;
•prohibiting cumulative voting in the election of directors;
•limiting the persons who may call special meetings of stockholders;
•prohibiting stockholder actions by written consent;
•creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms;
•permitting the board of directors to increase the size of the board and to fill vacancies;

•	requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which limit the right of a corporation to engage in a business combination with a holder of 15 percent or more of the corporation’s outstanding voting securities, or certain affiliated persons. We do not currently have a stockholder rights plan in place.

Although we believe that these charter and bylaw provisions, and provisions of Delaware law, provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Risks Related to American Natural Gas

The adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles, may impact our business.

Programs and regulations that have the effect of encouraging the use of CNG as a vehicle fuel are subject to change, and could expire or be repealed or amended as a result of changes in federal, state or local political, social or economic conditions. In particular, the AFETC provided a tax credit worth $0.50 per gasoline gallon equivalent of compressed natural gas, or diesel gallon equivalent of liquefied natural gas, which our subsidiary ANG claimed for a portion of its fuel sales each year.  The AFETC tax credit has been used as an incentive for fleet operators to adopt natural gas vehicles, as it helped offset the incremental cost of a natural gas vehicle versus a similar gas- or diesel-powered version. The termination, modification or repeal of federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG as a vehicle fuel and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations may have an adverse impact on our business. As of the date of this filing, the U.S. Congress did pass its omnibus budget for 2019, however, the AFETC has yet to be approved for 2018 and 2019.

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

On August 9, 2018, CGI completed the acquisition of KMG America Corporation ("KMG"), the parent company of Kanawha Insurance Company ("KIC"), Humana’s long-term care insurance subsidiary for consideration of ten thousand dollars.

As a condition to the approval of the Acquisition by the South Carolina Department of Insurance, CGI agreed to redomesticate KIC from South Carolina to Texas and simultaneously merge KIC with and into CGI, with CGI surviving (the "Merger"), and to maintain a risk-based capital ratio of no less than 450 percent for two years following the closing. Similarly, CGI agreed with the Texas Commissioner of Insurance that it will maintain a total adjusted capital to authorized control risk-based capital level of no less than 450 percent for two years from the date of the Merger and of no less than 400 percent for the subsequent three years.

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

Additionally, in connection with the consummation of the acquisition of CGI and UTA and as updated by the Merger of such entities, the Company agreed with the TDOI that, for five years following the closing of the transaction, it will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI). Any such contributions could affect HC2’s liquidity.

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

Our Insurance segment cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, our Insurance segment remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, our Insurance segment bears credit risk with respect to its reinsurers. Our Insurance segment currently cedes material reinsurance obligations to Loyal American Life Insurance Company ("Loyal") (rated A- by A.M. Best), Hannover Life Reassurance Company ("Hannover") (rated A+ by A.M. Best), GALIC (rated A by A.M. Best), Munich American Reassurance Company ("Munich") (rated A+), and Manhattan Life Assurance Company of America ("Manhattan") (rated B+). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover, GALIC, Munich, and Manhattan to pay under the terms of its reinsurance agreement with our Insurance segment could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

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

Our Insurance segment must continue to evaluate the need for a valuation allowance against its deferred tax assets.

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

During 2018, the Insurance segment started to trend positively from an earnings perspective and had positive net deferred tax assets before valuation allowance.  However, due to prior year losses from the newly acquired long term care business, Kanawha Insurance Company, the Insurance segment took the prudent approach by maintaining a valuation allowance.

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. Approximately $232.9 million, representing 44.1%, of DBMG’s backlog at December 31, 2018 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted.

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

At December 31, 2018, DBMG's backlog was $528.5 million, consisting of $420.8 million under contracts or purchase orders and $107.7 million under letters of intent or notices to proceed. Approximately $232.9 million, representing 44.1% of DBMG’s backlog at December 31, 2018, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or significantly reduce their scope, DBMG’s backlog could decrease substantially.

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

Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if DBMG’s backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, DBMG typically has no contractual right to the total revenue reflected in its backlog. Some of the contracts in DBMG’s backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of DBMG’s out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit DBMG would have realized had the contract been completed. Although DBMG may be reimbursed for certain costs, it may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of DBMG’s assets. Approximately $232.9 million, representing 44.1%, of DBMG’s backlog at December 31, 2018 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these large contracts or other commitments are terminated or their scope reduced, DBMG's backlog could decrease substantially.

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

A portion of DBMG’s employees are represented by labor unions, and 38% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, but are currently being renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

DBMG’s acquisition of GrayWolf Industrial could lead to significant losses if it does not perform.

DBMG completed the acquisition of GrayWolf Industrial in the fourth quarter of 2018.  To finance the acquisition DBMG obtained a $80 million term loan with TCW Asset Management, revised its existing Credit Facility with Wells Fargo, and issued preferred stock to DBM Global Intermediate Co. in exchange for a $40 million investment.  DBMG is expected to make interest payments and preferred dividends of approximately $11 million per year.  The failure for GrayWolf to generate sufficient cash flow and profit to service these obligations could lead to significant losses.

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

Global Marine has material obligations under the Global Marine Pension Plan and related Recovery Plan.

In order to satisfy the requirements of Section 226 of the Pensions Act of 2004 (UK) ("UK Pensions Act 2004"), GMSL is a party to the Global Marine Pension Plan Recovery Plan, dated as of March 14, 2014 (the "Recovery Plan"). The Recovery Plan addresses GMSL’s pension funding shortfall, which (on the basis of U.S. GAAP accounting estimates) was approximately $18.6 million as of December 31, 2018, by requiring GMSL to make certain scheduled fixed monthly contributions, certain variable annual profit-related contributions and certain variable dividend-related contributions to the pension plan. The variable dividend-related contributions require GMSL to pay cash contributions to the underfunded pension plan equal to 50% of any dividend payments made to its stockholder, which reduces the amount of cash available for GMSL to make upstream dividend payments to us.

However the Global Marine Pension Plan must be valued on a triennial basis, and all valuations are dependent upon the prevailing market conditions and the actuarial methods and assumptions used as well as the expected pension liabilities at the valuation date. The next valuation is due for the Global Marine Pension Plan position as of December 31, 2019, and the valuation report will be published in 2020. There are various risks which could adversely affect the next valuation of the Global Marine Pension Plan and, consequently, the obligations of GMSL to fund the plan, such as a significant adverse change in the market value of the pension plan assets, an increase in pension liabilities, longer life expectancy of plan members, a change in the discount rate or inflation rate used by the actuary or if the trustees of the plan recommend a material change to the investment strategy. Any increase in the deficit may result in a need for GMSL to increase its pension contributions, which would reduce the amount of cash available for GMSL to make upstream dividend payments to us. While we expect the trustees of the pension plan to renegotiate the Recovery Plan on at least a triennial basis or to dispense with the Recovery Plan if and when the funding shortfall has been eliminated, we can make no assurances in relation to this.

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

Certain of our existing and potential customers have policies regarding the minimum acceptable original build age of vessels for use on their projects. The average age of the GMSL fleet is 19 years and the CWind fleet is 4 years. One of our vessels have original build ages of over 27 years, and such policies may preclude us from participating in tenders for new contracts at all or without producing third party feasibility studies of our vessels. Any trend towards restricting the operation of vessels with older original build ages, either from our customers or under the regulations in the jurisdictions in which a particular vessel operates, could have an adverse effect on our business, financial condition or results of operations, particularly as our vessels continue to age.

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

GMSL is subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., the transportation of passengers and merchandise between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. §50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the "Jones Act." Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Should GMSL be required to comply with the U.S. citizenship requirements of the Jones Act, it may be prohibited from operating its vessels in the U.S. coastwise trade.

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

The joint ventures in which GMSL has operating activities or interests that are located outside the United States are subject to certain risks related to the indirect ownership and development of, or investment in, foreign subsidiaries.  These risks include government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, U.S. taxes on the repatriation of funds to the United States, and other laws and regulations, both foreign and domestic, any of which may have a material adverse effect on GMSL’s investments, financial condition, results of operations, or cash flows.  In particular, given our investments in joint ventures in China, there are also substantial uncertainties regarding the interpretation, application and enforcement of China’s laws and regulations.  The effectiveness of newly enacted laws, regulations or amendments in China may be delayed, resulting in detrimental reliance by foreign investors.  Furthermore, new laws, regulations and government actions, both internationally and in the U.S., that affect existing and proposed future businesses in China may be applied retroactively and impact GMSL’s investments and activities.  The unpredictability of the interpretation and application of existing and new laws and regulations, in both China and in other countries, may raise additional challenges for us as our joint ventures in China develop and grow.  Our failure to understand these laws or an unforeseen change in a law, or the application thereof, may have a material adverse effect on GMSL’s investments, financial condition, results of operations, or cash flows.

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

If ICS is not able to operate a cost-effective network, we may not be able to operate our ICS business successfully.

Our business’s success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure. In addition, we rely on third-party equipment and service vendors manage ICS’s global network through which it provides its services. If we fail to generate traffic on ICS’s network, if we experience technical or logistical impediments to the development of necessary aspects of ICS’s network or the migration of traffic and customers onto ICS’s network, or if we experience difficulties with third-party providers, we may not achieve desired economies of scale or otherwise be successful in our business.

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

Risks related to our Broadcasting segment

We may not be able to successfully integrate HC2 Broadcasting's recent acquisitions into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of HC2 Broadcasting’s recent and pending acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. For example, prior to the completion of HC2 Broadcasting’s acquisition of Azteca America, we did not operate a Spanish-language broadcast network providing original content to the Hispanic audience in the United States. In addition, HC2 Broadcasting’s pending and completed acquisitions during 2018 expanded HC2 Broadcasting's network to 167 operational stations, inclusive of 29 pending operating station acquisitions. This total includes 14 Full-Power stations, 55 Class A stations and 98 LPTV stations, collectively able to broadcast over 1,000 sub-channels in over 130 markets across the United States. In addition, the acquisitions increased Broadcasting’s construction permits to 475, allowing for further build-out of coverage across the United States. This may add complexity to effectively overseeing, integrating and operating these assets.

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

Our broadcasting business conducted by HC2 Broadcasting operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.

HC2 Broadcasting's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. HC2 Broadcasting also faces competition from (i) local free over-the-air broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; and (vi) other emerging technologies including mobile television. Some of HC2 Broadcasting's current and potential competitors have greater financial and other resources than HC2 Broadcasting does and so may be better placed to extend audience reach and expand programming. Many of HC2 Broadcasting’s competitors possess greater access to capital, and its financial resources may be relatively limited when contrasted with those of such competitors.  If HC2 Broadcasting needs to obtain additional funding, HC2 Broadcasting may be unable to such raise capital or, if HC2 Broadcasting is able to obtain capital it may be on unfavorable terms. If HC2 Broadcasting is unable to obtain additional funding as and when needed, it could be forced to delay its development, marketing and expansion efforts and, if it continues to experience losses, potentially cease operations.

In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. The decreased cost of creating channels may also encourage new competitors to enter HC2 Broadcasting's markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, lower Broadcasting's advertising revenues. Furthermore, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. We cannot provide any assurances that we will remain competitive with these developing technologies.

HC2 Broadcasting's inability to successfully respond to new and growing sources of competition in the broadcasting industry could have an adverse effect on HC2 Broadcasting's business, financial condition and results of operations.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC regulates HC2 Broadcasting's broadcasting business. We must often times obtain the FCC’s approval to obtain, renew, assign or modify, a license, purchase a new station, sell an existing station or transfer the control of one of HC2 Broadcasting's subsidiaries that hold a license. HC2 Broadcasting's FCC licenses are critical to HC2 Broadcasting's operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned and this would have an adverse effect on HC2 Broadcasting's business, financial condition and results of operations.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of HC2 Broadcasting's broadcast properties.

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

The 600 MHz Incentive Auction and the Post-Auction Relocation Process. The FCC concluded a two-sided auction process for 600 MHz band spectrum (the "600 MHz Incentive Auction") on April 13, 2017. The auction process allowed eligible full-power and Class A broadcast television licensees to sell some or all of their spectrum usage rights in exchange for compensation; the FCC would pay reasonable expenses for the remaining, non-participating full-power and Class A stations to relocate to the remaining "in-core" portion of the 600 MHz band. Several of our stations will relocate to new channel assignments and will receive funding from the 600 MHz Band Broadcaster Relocation Fund. LPTV and TV translator stations will eventually be required to relocate from the "out-of-core" portion of the 600 MHz band (i.e., channels 38-51) and are required under the rules to mitigate interference to any relocated full-power or Class A station in the in-core band (or cease operations). The FCC has created a priority filing window for LPTV and TV translator stations licensed and operating as of April 13, 2017, and some of our LPTV and TV translator stations have found new channel assignments as a result of this special displacement window.  But some LPTV and TV translator stations displaced as a result of the 600 MHz Incentive Auction were not qualified for an alternate channel assignment and will be forced to discontinue operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in New York, New York. We lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; GMSL is headquartered in Chelmsford, United Kingdom; ANG is headquartered in Saratoga Springs, NY, and leases land for fueling stations across the U.S.; ICS is headquartered in Herndon, Virginia, HC2 Broadcasting is headquartered in New York, New York and CIG is headquartered in Austin, Texas. As of December 31, 2018, total leased space approximates 900,889 square feet, and land leased for fueling stations of 965,333 square feet. Total annual lease costs are approximately $19.1 million. The operating leases expire at various times, with the longest commitment expiring in 2038. In addition, ANG and DBMG own operational facilities and sales offices throughout the United States totaling approximately 4,897,587 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

We own substantially all of the equipment required for our businesses which includes cable-ships and submersibles (used in our Marine Services segment), steel machinery and equipment (used in our Construction segment), and communications equipment (used in our Telecommunications segment), except that we lease certain vessels (as described under the "Business - Marine Services Segment" section). See Note 10. Property, Plant, and Equipment, net, for additional detail regarding our property and equipment.

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

CGI Producer Litigation

On November 28, 2016, CGI, a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017, the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the Defendants).  The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to Court approval.  On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion remains pending. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action.

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2018, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. GMSL believes that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and intends to defend its interests vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

HC2 common stock trades on the NYSE under the ticker symbol "HCHC".

Holders of Common Stock

As of February 28, 2018, HC2 had approximately 3,687 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

HC2 paid no dividends on its common stock in 2018 or 2017, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The Secured Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The DBMG Facility and the GMSL Facility contain similar covenants applicable to DBMG and GMSL, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 14. Debt Obligations to our consolidated financial statements for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the year ended December 31, 2018.

Stock Performance Graph

The following graph compares the cumulative total returns on our common stock during the period from December 31, 2013 to December 31, 2018, to the Standard & Poor’s Midcap 400 Index and the iShares S&P Global Telecommunications Sector Index. The comparison assumes $100 was invested on December 31, 2013 in the common stock of HC2 as well as the indices and assumes further that all dividends were reinvested. HC2’s common stock began trading on the OTC Bulletin Board on July 1, 2009, on the NYSE on June 23, 2011, on the OTCQB on November 18, 2013, on the NYSE MKT on December 29, 2014, and on the NYSE on May 16, 2017.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
HC2 Holdings, Inc. (HCHC)	$100.00	$295.79	$185.61	$208.07	$208.77	$92.63
Standard & Poor’s Midcap 400 Index (^MID)	$100.00	$108.19	$104.17	$123.69	$141.57	$123.87
iShares S&P Global Telecommunications Sector Index Fund (IXP)	$100.00	$98.79	$98.74	$104.20	$111.13	$95.93

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

Statement of Operations Data (in millions, except per share amounts):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net revenue	$1,976.7	$1,634.1	$1,558.1	$1,120.8	$547.4
Income (loss) from operations	(55.8)	(1.1)	(1.5)	0.7	(14.0)
Income (loss) from continuing operations	179.9	(50.5)	(97.4)	(35.7)	(11.7)
Loss from discontinued operations	—	—	—	—	(0.1)
Net income (loss)	179.9	(50.5)	(97.4)	(35.8)	(11.8)
Net income (loss) attributable to HC2 Holdings, Inc.	162.0	(46.9)	(94.5)	(35.6)	(14.4)
Net income (loss) attributable to common stock and participating preferred stockholders	155.6	(49.7)	(105.4)	(39.9)	(16.4)

Interest expense	(75.7)	(55.1)	(43.4)	(39.0)	(12.3)
Income tax (expense) benefit	(2.4)	(10.7)	(51.6)	10.9	22.9

Per Share Data:
Income (loss) per common share:
Basic	$3.14	$(1.16)	$(2.83)	$(1.50)	$(0.83)
Diluted	$2.90	$(1.16)	$(2.83)	$(1.50)	$(0.83)
Weighted average common shares outstanding:
Basic	44.3	42.8	37.3	26.5	19.7
Diluted	46.8	42.8	37.3	26.5	19.7

Balance Sheet Data (in millions):

	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$325.0	$97.9	$115.4	$158.6	$108.0
Total assets	$6,503.8	$3,217.7	$2,835.3	$2,742.5	$712.2
Total debt obligations	$743.9	$593.2	$428.5	$371.9	$335.5
Total liabilities	$6,281.8	$3,001.7	$2,735.9	$2,569.2	$563.9
Total HC2 Holdings, Inc. stockholders’ equity, before noncontrolling interest	$88.1	$73.1	$44.2	$94.0	$79.2

Cash Flow and Related Data (in millions):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net cash (used in) provided by operating activities	$341.4	$6.6	$79.1	$(27.9)	$5.7
Purchases of property, plant and equipment	$(39.7)	$(31.9)	$(29.0)	$(21.3)	$(5.8)
Depreciation and amortization	$38.7	$36.6	$28.9	$32.5	$11.1

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

Our Business

We are a diversified holding company with principal operations conducted through eight operating platforms or reportable segments: Construction ("DBMG"), Marine Services ("GMSL"), Energy ("ANG"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), Broadcasting ("HC2 Broadcasting"), and Other, which includes businesses that do not meet the separately reportable segment thresholds.

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

Recent Developments

Acquisitions

Construction

On November 30, 2018 DBMG completed the acquisition of GrayWolf, a premier specialty maintenance, repair and installation services provider, for cash consideration of $139.8 million.
Insurance

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation ("KMG"), the parent company of Kanawha Insurance Company ("KIC"), Humana Inc.’s long-term care insurance subsidiary for cash consideration of ten thousand dollars, recording a $115.4 million gain on bargain purchase.

Broadcasting

On February 7, 2018, HC2 Broadcasting closed on the 2017 acquisition of Northstar's broadcast television stations. The total consideration paid in February 2018 was $33.0 million. In addition, during the year ended December 31, 2018, HC2 Broadcasting completed a series of asset acquisitions for a total consideration of $71.4 million.

Subsequent to December 31, 2018, the Broadcasting segment received FCC approval and closed multiple APAs for a total consideration of $6.2 million, of which $0.3 million was previously funded at signing of the APAs.

Dispositions and Deconsolidation

Marine Services

On October 22, 2018, HC2 announced our intention to explore strategic alternatives for GMSL, including a potential sale.

Life Sciences

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. ("Janssen"). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. The escrow will be released within 15 months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.

Other

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and the deconsolidation of the entity. HC2 recognized a gain of $3.0 million within Gain on sale and deconsolidation of subsidiary line of the Consolidated Statements of Operations.

Debt Obligations

Construction

TCW Loan

On November 30, 2018, DBMG and its subsidiaries entered into a financing agreement with TCW Asset Management Company LLC ("TCW"), for the aggregate principal amount of $80.0 million (the "TCW Loan"). The net proceeds from the TCW Loan were used to refinance the debt assumed and closing costs of the acquisition by DBMG of GrayWolf.  The TCW Term Loan matures on the earlier of (a) November 30, 2023; (b) the maturity date of the Wells Fargo Facility; and (c) the 60 days prior to the maturity of the Secured Notes and/or Convertible Notes if, on that day (and solely for so long as), any of such indebtedness remain outstanding. The TCW Loan will bear interest at a rate of 5.85% above the three month LIBOR.

Non-operating Corporate

On November 20, 2018, HC2 repaid its 11.0% Senior Secured Notes, and issued $470 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Secured Notes") and $55 million aggregate principal amount of 7.5% convertible senior notes due June 1, 2022 (the "Convertible Notes"), both in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Dividends and Distributions

During the year ended December 31, 2018, HC2 received $2.5 million in dividends from its Telecommunications segment.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. During the year ended December 31, 2018, HC2 received $4.0 million from DBMG under the tax sharing agreement.

In 2018, the Insurance segment generated $4.1 million in net management fees.

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

Insurance

During the year ended December 31, 2018, CGI recaptured two of their reinsurance treaties. The first of which received $161.4 million of cash, reduced its ceded reinsurance by $140.8 million and recognizing a gain of $20.6 million, included in Other income (expenses), net. The second recapture received $168.0 million of cash, reduced its ceded reinsurance by $141.7 million and recognizing a gain of $26.3 million, included in Other income (expenses), net.

Other

On August 4, 2018, HC2 Chairman and Chief Executive Officer Philip Falcone informed Inseego Corp’s ("INSG") Board of Directors (the "Board") of his resignation from his position as a Director and Chairman of the Board of INSG effective upon consummation of a private placement at INSG. The INSG private placement consisted of an issuance of an aggregate of 12.0 million shares of its common stock to two investors for a purchase price of $1.63 per share, resulting in aggregate gross proceeds to INSG of approximately $19.7 million. Concurrently, INSG amended HC2's Investors’ Rights Agreement where HC2 agreed to eliminate its board observation and nomination rights. As a result, HC2 lost its ability to exercise significant influence. HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method. Beginning in the third quarter of 2018, the investment will be recorded at fair value. The investment basis in INSG under the equity method had been reduced to zero as a result of losses incurred for the duration of the investment. The change in the accounting method resulted in a gain of $44.2 million for the three months ended September 30, 2018 and recorded in Other income (expenses), net. On December 4, 2018, the Company sold its investment in INSG for a total consideration of $34.4 million reducing the gain recognized in the third quarter by $9.8 million, recorded in Other income (expenses), net.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Results of Operations

Presented below is a table that summarizes our results of operations and a comparison of the change between the periods presented (in millions).

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net revenue
Construction	$716.4	$579.0	$502.6	$137.4	$76.4
Marine Services	194.3	169.5	161.9	24.8	7.6
Energy	20.7	16.4	6.4	4.3	10.0
Telecommunications	793.6	701.9	735.0	91.7	(33.1)
Insurance	217.1	151.6	142.5	65.5	9.1
Broadcasting	45.4	4.8	—	40.6	4.8
Other	3.7	10.9	9.7	(7.2)	1.2
Eliminations (1)	(14.5)	—	—	(14.5)	—
Total net revenue	1,976.7	1,634.1	1,558.1	342.6	76.0

Loss from operations
Construction	41.9	37.2	49.6	4.7	(12.4)
Marine Services	(15.4)	(0.9)	(0.3)	(14.5)	(0.6)
Energy	(0.5)	(2.8)	(0.3)	2.3	(2.5)
Telecommunications	4.8	6.4	4.2	(1.6)	2.2
Insurance	1.8	25.4	(0.8)	(23.6)	26.2
Life Sciences	(13.8)	(17.2)	(10.4)	3.4	(6.8)
Broadcasting	(24.0)	(4.0)	—	(20.0)	(4.0)
Other	(2.5)	(5.3)	(5.9)	2.8	0.6
Non-operating Corporate	(33.6)	(39.9)	(37.6)	6.3	(2.3)
Eliminations (1)	(14.5)	—	—	(14.5)	—
Total loss from operations	(55.8)	(1.1)	(1.5)	(54.7)	0.4

Interest expense	(75.7)	(55.1)	(43.4)	(20.6)	(11.7)
Gain on sale and deconsolidation of subsidiary	105.1	—	—	105.1	—
Gain (loss) on contingent consideration	(0.8)	11.4	(8.9)	(12.2)	20.3
Income from equity investees	15.4	17.8	10.8	(2.4)	7.0
Gain on bargain purchase	115.4	—	—	115.4	—
Other income (expenses), net	78.7	(12.8)	(2.8)	91.5	(10.0)
Income (loss) from continuing operations before income taxes	182.3	(39.8)	(45.8)	222.1	6.0
Income tax expense	(2.4)	(10.7)	(51.6)	8.3	40.9
Net income (loss)	179.9	(50.5)	(97.4)	230.4	46.9
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interests	(17.9)	3.6	2.9	(21.5)	0.7
Net income (loss) attributable to HC2 Holdings, Inc.	162.0	(46.9)	(94.5)	208.9	47.6
Less: Preferred stock and deemed dividends from conversions	6.4	2.8	10.9	3.6	(8.1)
Net income (loss) attributable to common stock and participating preferred stockholders	$155.6	$(49.7)	$(105.4)	$205.3	$55.7
(1) The Insurance segment revenues are inclusive of realized and unrealized gains in the amount of $14.5 million for the year ended December 31, 2018 recorded on equity securities. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

Net revenue: Net revenue for the year ended December 31, 2018 increased $342.6 million to $1,976.7 million from $1,634.1 million for the year ended December 31, 2017. The increase in revenues was driven by improvements in our Construction, Telecommunications, Insurance, and Broadcasting segments. The increase in the Construction segment was driven by increased activity on large commercial projects in the West region, which contributed greater revenue when compared to the comparable period. The increase in our Telecommunications segment was due to changes in our customer mix and fluctuations in wholesale traffic volumes. The Insurance segment revenue increase, net of eliminations, was driven by net investment income and premiums generated from the acquisition of KIC, and higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments. The increase in revenues from our Broadcasting segment was driven by network advertising, broadcast station, and network distribution revenues from acquisitions of businesses and assets, beginning in the fourth quarter of 2017.

Net revenue for the year ended December 31, 2017 increased $76.0 million to $1,634.1 million from $1,558.1 million for the year ended December 31, 2016. The Construction segment was a major driver of the increase, largely due to contribution from large complex projects which brought in greater revenue when compared to the previous period and additional revenues from BDS and PDC, both of which were acquired in the fourth quarter of 2016. Also contributing to the increase in revenues were our Energy segment, which experienced increased Compressed Natural Gas ("CNG") sales from new fueling stations acquired or developed during 2016 which incurred a full year of operations in 2017. Further, growth in the Insurance segment was primarily driven by an increase in the asset base for both fixed maturity securities and mortgage loans and yield improvements for fixed maturity securities when compared to the previous period. Finally, increased revenues from our Marine Services segment were driven by higher offshore power installation revenues. These increases were offset by decreases in revenues from our Telecommunications segment as a result of a decrease in wholesale traffic volumes as the segment has been focused on a wholesale traffic termination mix that maximizes margin contribution.

Loss from operations: Loss from operations for the year ended December 31, 2018 increased $54.7 million to $55.8 million from $1.1 million for the year ended December 31, 2017. The increase was driven by our Insurance segment net of eliminations due to higher policy benefits, from a higher proportion of new claims and claim incidences driving higher than expected costs. Further adding to the increase was our Broadcasting segment driven by the cost of operations from acquisitions of businesses and assets beginning in the fourth quarter of 2017, and our Marine Services segment driven by an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed. This was offset by a decrease in costs in our Non-operating Corporate segment driven by a reduction of acquisition related expenses incurred and performance based compensation compared to the prior period.

Loss from operations for the year ended December 31, 2017 decreased $0.4 million to $1.1 million from $1.5 million for the year ended December 31, 2016. The decrease in loss was driven by the Insurance segment's release of reserves, offset in part by our Construction segment due primarily to better-than-bid performance on large, commercial projects in backlog in the comparable period that was not repeated in 2017, and our Life Sciences segment as a result of research and development expenses at R2 and BeneVir.

Interest expense: Interest expense for the year ended December 31, 2018 increased $20.6 million to $75.7 million from $55.1 million for the year ended December 31, 2017. The increase was attributable to the net increase of the aggregate principal amount of our Non-operating Corporate debt, and the interest associated with the Broadcasting segment's Bridge Loan, which was repaid in May 2018. See footnote 14. Debt Obligations for further details.

Interest expense for the year ended December 31, 2017 increased $11.7 million to $55.1 million from $43.4 million for the year ended December 31, 2016. The increase was attributable to the net increase of the aggregate principal amount of our 11.0% Notes compared to the previous period and the portion of original issue discount and deferred financing fees expensed in the 2017 period through the refinancing date of our Non-operating Corporate debt. In addition, in the fourth quarter of 2017, Broadcasting borrowed an aggregate principal of $60 million of senior secured debt, further increasing original issue discount, deferred financing fees expense, and interest expense for the year ended December 31, 2017 when compared to the previous year.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary for the year ended December 31, 2018 was $105.1 million. The increase was attributable to the Life Sciences segment's sale of BeneVir in which the Company recorded a gain on the sale of $102.1 million in addition to the deconsolidation of 704Games in the third quarter of 2018, which resulted in a gain of $3.0 million.

Gain (loss) on contingent consideration: Gain (loss) on contingent consideration for the year ended December 31, 2018 decreased $12.2 million to a loss of $0.8 million from income of $11.4 million for the year ended December 31, 2017. The decrease was driven by the prior year reduction to the contingency reserve established by the Company related to the Insurance Company acquisition as a result of changes in tax law enacted at the end of 2017 which was not repeated in the current year.

Gain (loss) on contingent consideration for the year ended December 31, 2017 increased $20.3 million to income of $11.4 million from a loss of $8.9 million. The increase was driven by the reduction to the contingency reserve established by the Company related to the Insurance Company acquisition as a result of changes in tax law enacted at the end of 2017 and changes in interest rate expectations.

Income from equity investees: Income from equity investees for the year ended December 31, 2018 decreased $2.4 million to $15.4 million from $17.8 million for the year ended December 31, 2017. The decrease was due to our Marine Services segment's equity interest in HMN, primarily driven by timing of project work on certain turnkey projects. This was partially offset by our Life Sciences segment, due to lower equity method losses recorded from our investment in Medibeacon due to timing of clinical trials.

Income from equity investees for the year ended December 31, 2017 increased $7.0 million to $17.8 million from $10.8 million for the year ended December 31, 2016. The increase in income was driven by Inseego, as the Company did not recognize losses from our investment in the period as our basis in the investment was zero, and our Marine Services segment, principally from the segment's equity interests in HMN, which realized a significant increase in earnings compared to the comparable period. This was partially offset by our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Gain on bargain purchase: Gain on bargain purchase for the year ended December 31, 2018 was $115.4 million, driven by the Insurance Segment's acquisition of KIC. The gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance and a corresponding deferred tax position. More specifically, the gain on bargain purchase was largely driven by the following attributes: (i) the Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price; (ii) the reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018; and (iii) changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals.

Other income (expenses), net: Other income (expenses), net for the year ended December 31, 2018 increased $91.5 million to income of $78.7 million from a loss of $12.8 million for the year ended December 31, 2017. The Company sold its investment in INSG for a total consideration and net gain of $34.4 million. Further, CGI recaptured two of their reinsurance treaties, in which a gain of $46.9 million was recognized. Our Non-operating corporate segment recognized a $4.1 million gain on the conversion feature of its Convertible Notes, due to the decline in HC2's stock price and change in credit spreads since the issuance date. This was offset by losses of $5.1 million related to the extinguishment of debt at our Non-operating corporate and Broadcasting segments, and by the impact of impairments recorded in the comparable period which did not repeat in the current period.

Other expense, net for the year ended December 31, 2017 increased $10.0 million to $12.8 million compared to $2.8 million for the year ended December 31, 2016. The increase is attributable to an increase in impairment expense in 2017, driven by impairments of one fixed maturity security, warrant shares in a publicly traded company, and our original investment in DTV, and an increase foreign currency transaction expense largely driven by our Marine Services segment. The increases were offset by a prior year impairment related to one fixed maturity security.

Income tax expense: Income tax expense was $2.4 million and $10.7 million for the years ended year ended December 31, 2018 and 2017, respectively. The amount recorded primarily relates to separate state filings that do not have net operating losses available to offset income. In the third quarter of 2018, Continental General Insurance Company acquired Humana’s long term care business, Kanawha Insurance Company. The combined insurance entity generated a net operating loss for the year due to additional tax deductions related to increases in policy holder reserves. In addition, the bargain purchase gain is not taxable. This net operating loss will be carried forward but will have a valuation allowance. Additionally, the income tax expense generated from the sale of BeneVir in the second quarter of 2018 is offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale. See note 15. Income Taxes for further information regarding the impact of the Tax Cuts and Jobs Act on our income tax provision for the year ended December 31, 2018.

Income tax expense was $10.7 million and $51.6 million for the year ended December 31, 2017 and 2016, respectively. The amount recorded primarily relates to the valuation allowance position in which the losses of the HC2 consolidated US group are not benefited for tax purposes. In addition, deferred tax benefits are also not recognized for the Insurance Company given the valuation allowance position. The tax benefits associated with losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. See Note 15. Income Taxes for further information regarding the impact of the Tax Cuts and Jobs Act on our income tax provision for the year ended December 31, 2017.

Preferred stock dividends and deemed dividends from conversions: Preferred stock dividends and deemed dividends for the year ended December 31, 2018 increased $3.6 million to $6.4 million from $2.8 million for the year ended December 31, 2017. The increase was largely driven by deemed dividends associated with the issuance of the 7.5% Convertible Notes, in which the Company incurred a consent fee payable to preferred stockholders of $3.8 million.

Preferred stock dividends and deemed dividends for the year ended December 31, 2017 decreased $8.1 million to $2.8 million from $10.9 million for the year ended December 31, 2016. In the comparable period, certain preferred stockholders were incentivised to convert their Preferred Stock into the Company's common stock. The deemed dividend incentives associated with such conversions were not repeated in the current period. In addition to the decrease in deemed dividends conversions during the two year period ending December 31, 2017 and 2016 reduced the preferred share dividends paid on a quarterly basis.

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs and (iii) asset impairment expense. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Construction Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net revenue	$716.4	$579.0	$502.6	$137.4	$76.4

Cost of revenue	600.4	478.0	400.0	122.4	78.0
Selling, general and administrative expenses	66.9	57.9	49.5	9.0	8.4
Depreciation and amortization	7.4	5.6	1.9	1.8	3.7
Other operating (income) expense	(0.2)	0.3	1.6	(0.5)	(1.3)
Income from operations	$41.9	$37.2	$49.6	$4.7	$(12.4)

Net revenue: Net revenue from our Construction segment for the year ended December 31, 2018 increased $137.4 million to $716.4 million from $579.0 million for the year ended December 31, 2017. The increase was due primarily to increased activity on large ongoing commercial fabrication and erection projects in the West region, including a multi-use sports stadium, entertainment complex and a healthcare facility, which contributed greater revenue when compared to the previous period as these major projects entered erection phases.

Net revenue from our Construction segment for the year ended December 31, 2017 increased $76.4 million to $579.0 million from $502.6 million for the year ended December 31, 2016. The increase was due primarily to contribution from large complex projects which produced greater revenue when compared to the previous period and additional revenues from BDS and PDC, both of which were acquired in the fourth quarter of 2016.

Cost of revenue: Cost of revenue from our Construction segment for the year ended December 31, 2018 increased $122.4 million to $600.4 million from $478.0 million for the year ended December 31, 2017. Cost of revenue from our Construction segment for the year ended December 31, 2017 increased $78.0 million to $478.0 million from $400.0 million for the year ended December 31, 2016. The increases were due primarily to the overall growth in project revenues and expansion in contract backlog, including higher staffing costs associated with the timing of fabrication, pre-assembly and erection work on certain large complex projects described above.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2018 increased $9.0 million to $66.9 million from $57.9 million for the year ended December 31, 2017. The increase was due primarily to increases in salary and benefits due to headcount increases required to support the overall growth of the company and an increase in performance based compensation, as well as the additional overhead costs associated with the recent acquisition of GrayWolf in the fourth quarter of 2018.

Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2017 increased $8.4 million to $57.9 million from $49.5 million for the year ended December 31, 2016. The increase was due primarily to the additional operating costs associated with the acquisitions of BDS and PDC in the fourth quarter of 2016.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the year ended December 31, 2018 increased $1.8 million to $7.4 million from $5.6 million for the year ended December 31, 2017. The increase was due primarily to the growth of operations and assets acquired through the acquisitions of Candraft and MSS in the fourth quarter of 2017, and the recent acquisition of GrayWolf in the fourth quarter of 2018.

Depreciation and amortization from our Construction segment for the year ended December 31, 2017 increased $3.7 million to $5.6 million from $1.9 million for the year ended December 31, 2016. The increase was due primarily to the growth of operations and assets acquired through the acquisitions of BDS and PDC.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the year ended December 31, 2018 increased by $0.5 million to income of $0.2 million from an expense of $0.3 million for the year ended December 31, 2016. Other operating (income) expense from our Construction segment for the year ended December 31, 2017 decreased by $1.3 million to an expense of $0.3 million from an expense of $1.6 million for the year ended December 31, 2016. The changes were primarily due to the gains and losses on the sale of land and assets in the comparable periods.

Marine Services Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net revenue	$194.3	$169.5	$161.9	$24.8	$7.6

Cost of revenue	163.0	129.1	121.7	33.9	7.4
Selling, general and administrative expenses	20.2	21.6	18.5	(1.4)	3.1
Depreciation and amortization	27.2	22.9	22.0	4.3	0.9
Other operating income	(0.7)	(3.2)	—	2.5	(3.2)
Loss from operations	$(15.4)	$(0.9)	$(0.3)	$(14.5)	$(0.6)

Net revenue: Net revenue from our Marine Services segment for the year ended December 31, 2018 increased $24.8 million to $194.3 million from $169.5 million for the year ended December 31, 2017. The increase in revenues can be primarily attributed to the increased scale and timing of cable installation projects under execution in the telecom and oil and gas markets over the comparable period, as well as from an increase in revenues from power cable repair work. Further, an increase in the offshore renewables operations and maintenance revenues was largely offset by a decrease in telecom maintenance revenues, which benefited from a higher volume of repair work in the prior year period that were not repeated in in the current period.

Net revenue from our Marine Services segment for the year ended December 31, 2017 increased $7.6 million to $169.5 million from $161.9 million for the year ended December 31, 2016. The increase was largely driven by revenue contribution from offshore power installation and telecom maintenance, partially offset by a decrease in telecom installation revenues when compared to the prior period.

Cost of revenue: Cost of revenue from our Marine Services segment for the year ended December 31, 2018 increased $33.9 million to $163.0 million from $129.1 million for the year ended December 31, 2017. The increases were primarily driven by the increased scale of cable installation work under execution, an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work as these assets are being deployed and higher than expected offshore power costs.

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

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2018 decreased $1.4 million to $20.2 million from $21.6 million for the year ended December 31, 2017. The decrease was due primarily to reductions in consulting and acquisition costs.

Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2017 increased $3.1 million to $21.6 million from $18.5 million for the year ended December 31, 2016 driven by acquisition costs related to the November 2017 acquisition of the Fugro trenching and cable-laying business.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the year ended December 31, 2018 increased $4.3 million to $27.2 million from $22.9 million for the year ended December 31, 2017. The increase was largely attributable to a full year of depreciation on the Fugro vessel and trenching assets which were acquired in the fourth quarter of 2017.

Depreciation and amortization from our Marine Services segment for the year ended December 31, 2017 increased $0.9 million to $22.9 million from $22.0 million for the year ended December 31, 2016. The increase was due primarily to the acquired CWind assets.

Other operating income: Other operating income from our Marine Services segment for the year ended December 31, 2018 decreased $2.5 million to $0.7 million from $3.2 million for the year ended December 31, 2017, driven by the sales of vessels. The gain recognized on the sale of a maintenance vessel in 2017 was greater than the sale of a similar vessel in the current period.

Other operating income from our Marine Services segment for the year ended December 31, 2017 increased $3.2 million, driven by the sale of a vessel in 2017.

Energy Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net revenue	$20.7	$16.4	$6.4	$4.3	$10.0

Cost of revenue	11.2	10.3	2.6	0.9	7.7
Selling, general and administrative expenses	4.0	3.6	2.0	0.4	1.6
Depreciation and amortization	5.5	5.1	2.1	0.4	3.0
Other operating expense	0.5	0.2	—	0.3	0.2
Loss from operations	$(0.5)	$(2.8)	$(0.3)	$2.3	$(2.5)

Net revenue: Net revenue from our Energy segment for the year ended December 31, 2018 increased $4.3 million to $20.7 million from $16.4 million for the year ended December 31, 2017. The increase was largely driven by $2.6 million of AFETC related to 2017 CNG sales that were recognized in the second quarter of 2018 and was not present in the comparable period. The increase was also driven by additional income recognized from renewable energy tax credits related to the use of Renewable Natural Gas ("RNG") and an increase in volume-related revenues from growth in Compressed Natural Gas ("CNG"). As of March 12, 2019, the U.S. Congress did pass its omnibus budget for 2019, however, allocations to AFETC remain uncertain.

Net revenue from our Energy segment for the year ended December 31, 2017 increased $10.0 million to $16.4 million from $6.4 million for the year ended December 31, 2016. The increase was primarily driven by increased CNG sales from stations acquired in late 2016 and developed in 2017. This was partially offset by the utilization of tax credits in the comparable period, which expired on December 31, 2016 and not renewed and recognized until the second quarter of 2018.

Cost of revenue: Cost of revenue from our Energy segment for the year ended December 31, 2018 increased $0.9 million to $11.2 million from $10.3 million for the year ended December 31, 2017. The increase was driven by utility and supply costs associated with the increase in sale of CNG when compared to the previous period.

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

Selling, general and administrative expenses: Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2018 increased $0.4 million to $4.0 million from $3.6 million for the year ended December 31, 2017. The increase was driven by a one-time expense related to the abandonment of a station development project and increases in professional service expenses required to support the overall growth in the company.

Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2017 increased $1.6 million to $3.6 million from $2.0 million for the year ended December 31, 2016. The increase was driven primarily by an increase in operating expenses to support the growth in the number of stations.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the year ended December 31, 2018 increased $0.4 million to $5.5 million from $5.1 million for the year ended December 31, 2017. The increase was mainly due to additional stations placed in service in 2018.

Depreciation and amortization from our Energy segment for the year ended December 31, 2017 increased $3.0 million to $5.1 million from $2.1 million for the year ended December 31, 2016. The increase was primarily due to the expense from stations acquired in late 2016 and developed in 2017.

Other operating expense: Other operating expense from our Energy segment for the year ended December 31, 2018 increased $0.3 million to $0.5 million from $0.2 million for the year ended December 31, 2017. The increase was driven by impairment of stations during the fourth quarter of 2018.

Telecommunications Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net revenue	$793.6	$701.9	$735.0	$91.7	$(33.1)

Cost of revenue	779.1	685.9	721.2	93.2	(35.3)
Selling, general and administrative expenses	9.4	9.0	8.3	0.4	0.7
Depreciation and amortization	0.3	0.4	0.5	(0.1)	(0.1)
Other operating expense	—	0.2	0.8	(0.2)	(0.6)
Income from operations	$4.8	$6.4	$4.2	$(1.6)	$2.2

Net revenue: Net revenue from our Telecommunications segment for the year ended December 31, 2018 increased $91.7 million to $793.6 million from $701.9 million for the year ended December 31, 2017. Net revenue from our Telecommunications segment for the year ended December 31, 2017 decreased $33.1 million to $701.9 million from $735.0 million for the year ended December 31, 2016. The increases can be attributed to changes in our customer mix and fluctuations in wholesale traffic volumes, which can result in period-to-period variability in revenue contribution as the sales team remains focused on expansion into underrepresented markets.

Cost of revenue: Cost of revenue from our Telecommunications segment for the year ended December 31, 2018 increased $93.2 million to $779.1 million from $685.9 million for the year ended December 31, 2017. Cost of revenue from our Telecommunications segment for the year ended December 31, 2017 decreased $35.3 million to $685.9 million from $721.2 million for the year ended December 31, 2016. The fluctuations are directly correlated to the fluctuations in wholesale traffic volumes, in addition to slightly negative variances in margin due to call termination rate changes.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2018 increased $0.4 million to $9.4 million from $9.0 million for the year ended December 31, 2017. The increase was primarily driven by an increase in acquisition related expenses due to the fourth quarter 2018 acquisition of Go2Tel.com.

Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2017 increased $0.7 million to $9.0 million from $8.3 million for the year ended December 31, 2016. The increase was due primarily to an increase in salaries and commission expense as a result of improved margin contribution, as well as from an increase in operational support costs.

Other operating expense from our Telecommunications segment for the year ended December 31, 2017 decreased $0.6 million to $0.2 million from $0.8 million for the year ended December 31, 2016. This was driven by lease termination costs in 2016 which were not repeated in 2017.

Insurance Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Life, accident and health earned premiums, net	$94.4	$80.5	$79.4	$13.9	$1.1
Net investment income	117.1	66.1	58.0	51.0	8.1
Net realized and unrealized gains on investments	5.6	5.0	5.0	0.6	—
Net revenue	217.1	151.6	142.4	65.5	9.2

Policy benefits, changes in reserves, and commissions	197.3	108.7	123.2	88.6	(14.5)
Selling, general and administrative	30.4	21.9	21.5	8.5	0.4
Depreciation and amortization	(12.4)	(4.4)	(3.9)	(8.0)	(0.5)
Other operating expense	—	—	2.4	—	(2.4)
Income (loss) from operations	$1.8	$25.4	$(0.8)	$(23.6)	$26.2

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the year ended December 31, 2018 increased $13.9 million to $94.4 million from $80.5 million for the year ended December 31, 2017. The increase was due to the premiums generated from the acquisition of KIC.

Net investment income: Net investment income from our Insurance segment for the year ended December 31, 2018 increased $51.0 million to $117.1 million from $66.1 million for the year ended December 31, 2017. The increase in net investment income was primarily due to the income generated from the assets acquired in the KIC acquisition and from higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments.

Net investment income from our Insurance segment for the year ended December 31, 2017 increased $8.1 million to $66.1 million. The increase was primarily driven by an increase in the asset base for both fixed maturity securities and mortgage loans and yield improvements for fixed maturity securities when compared to the previous period.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the year ended December 31, 2018 increased $0.6 million to $5.6 million from $5.0 million for the year ended December 31, 2017. The increase was predominantly driven by gains recorded on the appreciation of our investment in INSG, partially offset by unrealized losses on equity securities recognized through the income statement due to the adoption of ASU 2016-01. In the comparable period, such unrealized gains or losses were recorded in Accumulated other comprehensive income (loss).

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions for the year ended December 31, 2018 increased $88.6 million to $197.3 million from $108.7 million for the year ended December 31, 2017. The increase was primarily driven by the acquisition of KIC, which, subsequent to closing, incurred a higher proportion of new claims with lifetime benefit periods which generate higher reserves than the block had seen historically. Additionally, the Insurance segment has seen additional claim incidences that have persisted longer and increased claim incidence for the aging long-term care liabilities on the original block.

Policy benefits, changes in reserves, and commissions for the year ended December 31, 2017 decreased $14.5 million to $108.7 million. The decrease was primarily due to the reserve releases as a result of higher CNFO activity in 2017.

Selling, general and administrative: Selling, general and administrative from our Insurance segment for the year ended December 31, 2018 increased $8.5 million to $30.4 million from $21.9 million for the year ended December 31, 2017. The increase was driven by higher headcount, occupancy, systems, and transition service agreement fees associated with the acquisition of KIC.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the year ended December 31, 2018 increased $8.0 million to $12.4 million from $4.4 million for the year ended December 31, 2017. The increase was driven by higher negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Other operating expense: Other operating expense from our Insurance segment for the year ended December 31, 2016 was $2.4 million driven by the write off of state licenses due to the merger of UTA and CGI.

Life Sciences Segment

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Selling, general and administrative expenses	$13.6	$17.0	$10.3	$(3.4)	$6.7
Depreciation and amortization	0.2	0.2	0.1	—	0.1
Loss from operations	$(13.8)	$(17.2)	$(10.4)	$3.4	$(6.8)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2018 decreased $3.4 million to $13.6 million from $17.0 million for the year ended December 31, 2017. The decrease was driven by R2 which paid clinical milestone expenses in 2017 without comparable expenses in the current period. In addition, due to the second quarter 2018 sale of BeneVir, expenses for 2018 decreased due to the segment having one less operating entity. The decrease was partially offset by disposition costs related to the sale of BeneVir in the second quarter of 2018 and an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2017 increased $6.7 million to $17.0 million from $10.3 million for the year ended December 31, 2016. The increase was primarily due to progress driven increases in clinical expenses and research and development at R2 and BeneVir and increases in compensation expense as a result of these companies increased operational needs to meet company-specific regulatory and product commercialization objectives.

Broadcasting

	Years Ended December 31,		Increase / (Decrease)
	2018	2017	2018 compared to 2017
Net revenue	$45.4	$4.8	$40.6

Cost of revenue	28.5	2.3	26.2
Selling, general and administrative expenses	37.3	6.1	31.2
Depreciation and amortization	3.3	0.4	2.9
Other operating expense	0.3	—	0.3
Loss from operations	$(24.0)	$(4.0)	$(20.0)

In 2018, the Broadcasting segment's entities met the definition of a Segment in accordance with ASC 280. The entities in the new segment did not exist in 2017; therefore, there is no comparable data. The increases in the above table are driven by a full year of activity in 2018 compared to one partial quarter of activity in 2017, as well as the impact of stations acquired in 2018. Explanations for the 2018 period are presented below:

Net revenue: Net revenue from our Broadcasting segment for the year ended December 31, 2018 was $45.4 million. HC2 Broadcasting recognized $28.2 million in network advertising revenue, $10.8 million in broadcast station revenue, and $4.8 million in network distribution revenue.

Cost of revenue: Cost of revenue from our Broadcasting segment for the year ended December 31, 2018 was $28.5 million. HC2 Broadcasting incurred $7.3 million in programming fees, $6.2 million in transmission costs, $6.9 million in audience measurement costs and $8.2 million of direct station expenses comprised of tower rent, utilities and maintenance expenses.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Broadcasting segment for the year ended December 31, 2018 was $37.3 million. Expenses were primarily attributable to compensation costs of $21.9 million, $7.2 million in legal and advisory fees associated with acquisitions, and a mix of occupancy, advertising and other selling, general and administrative expenses.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the year ended December 31, 2018 was $3.3 million, driven by fixed assets and definite lived intangible assets.

Non-operating Corporate

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Selling, general and administrative expenses	$33.5	$39.8	$37.6	$(6.3)	$2.2
Depreciation and amortization	0.1	0.1	—	—	0.1
Loss from operations	$(33.6)	$(39.9)	$(37.6)	$6.3	$(2.3)

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2018 decreased $6.3 million to $33.5 million from $39.8 million for the year ended December 31, 2017. The decrease was driven by a reduction of acquisition related expenses incurred compared to the prior period, a decrease in compensation expense driven by lower bonus expense, including unrepeated compensation related expenses associated with senior management changes in the comparable period and lower acquisition related costs.

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

HC2’s accrual for cash and equity-based bonus arrangements of HC2 executive employees as of December 31, 2018, 2017 and 2016, resulted in a decrease in expense recognized of $3.2 million between December 31, 2018 and 2017, and an increase in expense recognized of $5.8 million between December 31, 2017 and 2016. These increases reflect the underlying performance and growth in the Compensation NAV, which grew approximately 21%, 50% and 35% for the 2018, 2017, and 2016 periods, respectively.

Income from equity investees

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Construction	$(0.2)	$—	$—	$(0.2)	$—
Marine Services	19.7	23.6	20.0	(3.9)	3.6
Life Sciences	(4.0)	(5.7)	(2.0)	1.7	(3.7)
Other	(0.1)	(0.1)	(7.2)	—	7.1
Income from equity investees	$15.4	$17.8	$10.8	$(2.4)	$7.0

Marine Services: Income from equity investments from our Marine Services segment for the year ended December 31, 2018 decreased $3.9 million to $19.7 million from $23.6 million for the year ended December 31, 2017. The decrease in income was primarily driven by its equity interest in HMN, primarily driven by timing of project work on certain turnkey projects that extended into 2019.

Marine Services: Income from equity investments from our Marine Services segment for the year ended December 31, 2017 increased $3.6 million to $23.6 million from $20.0 million for the year ended December 31, 2016. The increase in income was primarily driven by strong performance from our equity interest in HMN in 2017.

Life Sciences: Loss from equity investments from our Life Sciences segment for the year ended December 31, 2018 decreased $1.7 million to a loss of $4.0 million from a loss of $5.7 million for the year ended December 31, 2017. The decreased loss was largely due to lower equity method losses recorded from our investment in Medibeacon due to timing of clinical trials.

Loss from equity investments from our Life Sciences segment for the year ended December 31, 2017 increased $3.7 million to a loss of $5.7 million from a loss of $2.0 million for the year ended December 31, 2016. The increase was largely due to higher equity method losses recorded from our investment in MediBeacon as a result of our increased ownership and additional expenses following successful completion of development and clinical milestones.

Other: Loss from equity investments from our Other segment for the year ended December 31, 2017 decreased $7.1 million to $0.1 million from $7.2 million for the year ended December 31, 2016. The change was driven by Inseego, as the Company did not recognize losses from our investment in the 2017 period as the basis in this investment was zero.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss), excluding the Insurance segment, as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; (gain) loss on sale or disposal of assets; lease termination costs; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale and deconsolidation of subsidiary; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based payment expense; non-recurring items; and acquisition and disposition costs.

(in millions):	Year ended December 31, 2018
	Core Operating Subsidiaries				Early Stage and Other			Non-operating Corporate	HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net income attributable to HC2 Holdings, Inc.									$162.0
Less: Net Income attributable to HC2 Holdings Insurance Segment									165.2
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									19.2
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$27.7	$0.3	$(0.9)	$4.6	$65.2	$(34.5)	$(2.9)	$(81.9)	(22.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.4	27.2	5.5	0.3	0.2	3.3	0.1	0.1	44.1
Depreciation and amortization (included in cost of revenue)	7.0	—	—	—	—	—	—	—	7.0
Amortization of equity method fair value adjustment at acquisition	—	(1.5)	—	—	—	—	—	—	(1.5)
Asset impairment expense	—	—	0.7	—	—	0.3	—	—	1.0
(Gain) loss on sale or disposal of assets	(0.2)	(0.7)	(0.2)	—	—	—	—	—	(1.1)
Interest expense	2.6	4.8	1.6	—	—	9.5	—	57.1	75.6
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2.6	—	2.5	5.1
Net loss (gain) on contingent consideration	—	0.8	—	—	—	—	—	—	0.8
Other (income) expense, net	(2.6)	(1.8)	0.3	0.1	—	1.5	4.6	(4.8)	(2.7)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102.1)	—	(1.6)	—	(103.7)
Foreign currency (gain) loss (included in cost of revenue)	—	0.1	—	—	—	—	—	—	0.1
Income tax (benefit) expense	11.9	0.2	(1.1)	—	—	(1.0)	(1.6)	(6.6)	1.8
Noncontrolling interest	2.2	—	(0.4)	—	19.1	(1.9)	(1.1)	—	17.9
Bonus to be settled in equity	—	—	—	—	—	—	—	2.0	2.0
Share-based payment expense	—	1.9	—	—	0.2	1.6	0.3	5.0	9.0
Non-recurring Items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	4.9	1.4	—	0.3	2.5	1.7	—	0.7	11.5
Adjusted EBITDA	$60.9	$32.7	$5.5	$5.3	$(14.9)	$(16.9)	$(2.2)	$(25.9)	$44.5

Total Core Operating Subsidiaries	$104.4

(in millions):	Year Ended December 31, 2017
	Core Operating Subsidiaries				Early Stage and Other			Non-operating Corporate	HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net (loss) attributable to HC2 Holdings, Inc.									$(46.9)
Less: Net Income attributable to HC2 Holdings Insurance Segment									7.1
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									—
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$23.6	$15.2	$(0.5)	$6.2	$(18.1)	$(4.9)	$(13.1)	$(62.3)	(54.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.6	22.9	5.1	0.4	0.2	0.3	1.2	0.1	35.7
Depreciation and amortization (included in cost of revenue)	5.3	—	—	—	—	—	—	—	5.3
Amortization of equity method fair value adjustment at acquisition	—	(1.6)	—	—	—	—	—	—	(1.6)
Asset impairment expense	—	—	—	—	—	—	1.8	—	1.8
(Gain) loss on sale or disposal of assets	0.3	(3.5)	0.2	0.2	—	—	—	—	(2.8)
Lease termination costs	—	0.2	—	—	—	—	—	—	0.3
Interest expense	1.0	4.4	1.2	—	—	2.0	2.4	44.1	55.1
Gain on contingent consideration	—	—	—	—	—	—	—	(11.4)	(11.4)
Other (income) expense, net	—	2.7	1.5	0.1	—	—	6.5	(0.1)	10.7
Foreign currency gain (included in cost of revenue)	—	(0.1)	—	—	—	—	—	—	(0.1)
Income tax (benefit) expense	10.7	0.2	(4.2)	—	(0.8)	(1.8)	0.7	(10.2)	(5.5)
Noncontrolling interest	1.9	0.3	(0.7)	—	(3.9)	0.8	(2.0)	—	(3.6)
Bonus to be settled in equity	—	—	—	—	—	—	—	4.1	4.1
Share-based payment expense	—	1.5	0.4	—	0.3	0.2	0.1	2.8	5.2
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	3.3	1.8	—	—	—	2.6	—	3.8	11.5
Adjusted EBITDA	$51.6	$44.0	$2.9	$6.9	$(22.4)	$(0.8)	$(2.3)	$(29.2)	$50.8

Total Core Operating Subsidiaries	$105.5
Numbers may not foot due to rounding
Construction: Net Income from our Construction segment for the year ended December 31, 2018 increased $4.1 million to $27.7 million compared to $23.6 million for the year ended December 31, 2017. Adjusted EBITDA income from our Construction segment for the year ended December 31, 2018 increased $9.3 million to $60.9 million from $51.6 million for the year ended December 31, 2017. The increase can be attributed to the overall growth in project revenues, principally from large commercial projects in the West region, partially offset by increases in salary and benefits due to increases in headcount required to support the overall growth in the company.

Marine Services: Net Income from our Marine Services segment for the year ended December 31, 2018 decreased $14.9 million to $0.3 million compared to $15.2 million for the year ended December 31, 2017. Adjusted EBITDA income from our Marine Services segment for the year ended December 31, 2018 decreased $11.3 million to $32.7 million from $44.0 million for the year ended December 31, 2017. The decrease was primarily driven by an increase in unutilized vessel costs attributable to recently acquired marine assets and the timing of new project work, a decrease in contribution from telecom maintenance projects, due principally to a lower volume of maintenance zone repair work, and a decline in income from equity method investees, primarily driven by timing of HMN project work.

Energy: Net Loss from our Energy segment for the year ended December 31, 2018 increased $0.4 million to $0.9 million compared to $0.5 million for the year ended December 31, 2017. Adjusted EBITDA income from our Energy segment for the year ended December 31, 2018 increased $2.6 million to $5.5 million from $2.9 million for the year ended December 31, 2017. The increase was largely driven by $2.6 million of AFETC recognized in the second quarter of 2018 attributable to 2017 CNG sales that were not recognized in the comparable period and additional income recognized from credits related to the use of RNG and an increase in volume-related revenues from growth in CNG. This was partially offset by increases in utility and supply costs associated with delivering CNG and a general increase in expenses required to support the overall growth in the company.

Telecommunications: Net Income from our Telecommunications segment for the year ended December 31, 2018 decreased $1.6 million to $4.6 million compared to $6.2 million for the year ended December 31, 2017. Adjusted EBITDA income from our Telecommunications segment for the year ended December 31, 2018 decreased $1.6 million to $5.3 million from $6.9 million for the year ended December 31, 2017. While there were increases in revenues driven by changes in our customer mix and fluctuations in wholesale traffic volumes, the decrease in Adjusted EBITDA was driven by a lower margin contribution mix as a result of unfavorable fluctuations in wholesale call termination and supplier termination rates.

Life Sciences: Net income (loss) from our Life Sciences segment for the year ended December 31, 2018 increased $83.3 million to Net Income of $65.2 million compared to Net Loss of $18.1 million for the year ended December 31, 2017. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2018 decreased $7.5 million to a loss of $14.9 million from $22.4 million. The decrease was driven by R2 Dermatology which paid clinical milestone expenses in the third quarter of 2017 and decreased losses from our Medibeacon equity investment due to timing of product development. In addition, due to the second quarter 2018 sale of BeneVir, operating expenses for the year decreased due to the segment having one less operating entity. This decrease was partially offset by an increase in compensation expense of the Pansend Holding Company resulting from increased performance of the segment.

Broadcasting: Net Loss from our Broadcasting segment for the year ended December 31, 2018 increased $29.6 million to $34.5 million compared to $4.9 million for the year ended December 31, 2017. Adjusted EBITDA loss from our Broadcasting segment for the year ended December 31, 2018 increased $16.1 million to $16.9 million from $0.8 million. The Adjusted EBITDA loss from the Broadcasting segment was largely driven by operating expenses of the entities which were predominantly acquired in the fourth quarter of 2017 which were not present in the full comparable period.

Other and Eliminations: Net Loss from our Other segment and eliminations for the year ended December 31, 2018 decreased $10.2 million to Net loss of $2.9 million compared to Net Loss of $13.1 million for the year ended December 31, 2017. Adjusted EBITDA loss from the Other segment and eliminations remained flat for the year ended December 31, 2018 and for the year ended December 31, 2017.

Non-operating Corporate: Net Loss from our Corporate segment for the year ended December 31, 2018 increased $19.6 million to $81.9 million compared to $62.3 million for the year ended December 31, 2017. Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2018 decreased $3.3 million to $25.9 million from $29.2 million for the year ended December 31, 2017. The decrease was primarily attributable to bonus related compensation, which was comparably higher in 2017.

	Years Ended December 31,		Increase /
(in millions):	2018	2017	(Decrease)
Construction	$60.9	$51.6	$9.3
Marine Services	32.7	44.0	(11.3)
Energy	5.5	2.9	2.6
Telecommunications	5.3	6.9	(1.6)
Total Core Operating Subsidiaries	104.4	105.5	(1.0)

Life Sciences	(14.9)	(22.4)	7.5
Broadcasting	(16.9)	(0.8)	(16.1)
Other and Eliminations	(2.2)	(2.3)	0.1
Total Early Stage and Other	(34.0)	(25.5)	(8.5)

Non-Operating Corporate	(25.9)	(29.2)	3.3
Adjusted EBITDA	$44.5	$50.8	$(6.2)

Our Adjusted EBITDA was $44.5 million and $50.8 million for the years ended December 31, 2018 and 2017, respectively.

Adjusted Operating Income - Insurance

Adjusted Operating Income ("Insurance AOI") and Pre-tax Adjusted Operating Income ("Pre-tax Insurance AOI") for the Insurance segment are non-U.S. GAAP financial measures frequently used throughout the insurance industry and are economic measures the Insurance segment uses to evaluate its financial performance. Management believes that Insurance AOI and Pre-tax Insurance AOI measures provide investors with meaningful information for gaining an understanding of certain results and provide insight into an organization’s operating trends and facilitates comparisons between peer companies. However, Insurance AOI and Pre-tax Insurance AOI have certain limitations, and we may not calculate it the same as other companies in our industry. It should, therefore, be read together with the Company's results calculated in accordance with U.S. GAAP.

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

Management defines Insurance AOI as Net income (loss) for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; bargain purchase gains; reinsurance gain; and acquisition costs. Management defines Pre-tax Insurance AOI as Insurance AOI adjusted to exclude the impact of income tax (benefit) expense recognized during the current period. Management believes that Insurance AOI and Pre-tax Insurance AOI provide meaningful financial metrics that help investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Years Ended December 31,		Increase / (Decrease)
	2018	2017	2018 compared to 2017
Net income (loss) - Insurance segment	$165.2	$7.1	$158.1
Effect of investment (gains)	(5.6)	(5.0)	(0.6)
Asset impairment	—	3.4	(3.4)
Bargain Purchase Gain	(115.4)	—	(115.4)
Reinsurance Gain	(47.0)	—	(47.0)
Acquisition costs	2.8	2.5	0.3
Insurance AOI	—	8.0	(8.0)
Income tax expense	0.6	16.2	(15.6)
Pre-tax Insurance AOI	$0.6	$24.2	$(23.6)

Net income for the year ended December 31, 2018 increased $158.1 million to income of $165.2 million, as compared to income of $7.1 million for the year ended December 31, 2017. Pre-tax Insurance AOI income for the year ended December 31, 2018 decreased $23.6 million to income of $0.6 million, as compared to income of $24.2 million for the year ended December 31, 2017. The decrease is primarily driven by the KIC acquisition, which saw an increase in reserves shortly after close, driven by a higher proportion of new claims with lifetime benefit periods which generate higher reserves than the block had seen in the prior year. Additionally, the Insurance segment has seen additional claim incidences that have persisted longer than expected. Partially offsetting these decreases were increases in net investment income, both due to the additional assets acquired in the KIC acquisition, additional reinvestment of the investments of the segment and higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments.

Backlog

Projects in backlog consist of awarded contracts, letters of intent, notices to proceed, change orders, and purchase orders obtained. Backlog increases as contract commitments are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts. Generally, backlog is realized to revenue in future periods as work is performed or projects are completed. Backlog can be significantly affected by the receipt or loss of individual contracts.

Construction Segment

At December 31, 2018, DBMG's backlog was $528.5 million, consisting of $420.8 million under contracts or purchase orders and $107.7 million under letters of intent or notices to proceed. Approximately $232.9 million, representing 44.1% of DBMG’s backlog at December 31, 2018, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or significantly reduce their scope, DBMG’s backlog could decrease substantially.

DBMG’s backlog at December 31, 2017 was $723.4 million, consisting of $483.9 million under contracts or purchase orders and $239.5 million under letters of intent or notices to proceed.

Marine Services Segment

At December 31, 2018, GMSL's backlog stood at $483.4 million, inclusive of $393.0 million of signed contracts and customer-approved change orders and $90.4 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $351.4 million, representing 72.7% of GMSL's backlog at December 31, 2018 was attributable to three multi-year telecom maintenance contracts which will be realized to revenue as contractual obligations are completed. GMSL's reported backlog may not be realized to revenue thus, GMSL's backlog may not be indicative of the level of its future revenues.

At December 31, 2017, GMSL's backlog stood at $445.3 million, inclusive of $342.1 million of signed contracts and customer-approved change orders and $103.2 million of on-site repair estimates associated with its long-term maintenance contracts.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Secured Notes, dividend payments on its Preferred Stock and recurring operational expenses.

As of December 31, 2018, the Company had $325.0 million of cash and cash equivalents compared to $97.9 million as of December 31, 2017. On a stand-alone basis, as of December 31, 2018, HC2 had cash and cash equivalents of $6.5 million compared to $29.4 million at December 31, 2017. At December 31, 2018, cash and cash equivalents in our Insurance segment was $283.3 million compared to $25.2 million at December 31, 2017.

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

As of December 31, 2018, the Company had $781.0 million of indebtedness on a consolidated basis compared to $601.1 million as of December 31, 2017. On a stand-alone basis, as of December 31, 2018, HC2 had $525.0 million of indebtedness compared to $400.0 million as of December 31, 2017.

HC2's stand-alone debt consists of the $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Senior Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"). HC2 is required to make semi-annual interest payments on its outstanding Notes on June 1st and December 1st of each year.

HC2 is required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

In 2018, HC2 received $2.5 million in dividends from its Telecommunications segment.

In 2018, the Insurance segment generated $4.1 million in net management fees.

Under a tax sharing agreement, DBMG reimburses HC2 for use of its net operating losses. In 2018, HC2 received $4.0 million from DBMG under the tax sharing agreement.

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

Capital Expenditures

Capital expenditures for the years ended December 31, 2018, 2017 and 2016 are set forth in the table below (in millions):

	Years Ended December 31,
	2018	2017	2016
Construction	$14.9	$11.7	$8.2
Marine Services	21.7	10.5	12.2
Energy	1.5	8.6	7.2
Telecommunications	0.1	—	0.8
Insurance	0.3	0.6	0.1
Life Sciences	—	0.5	0.2
Broadcasting	1.1	—	—
Other	—	—	0.1
Non-operating corporate	0.1	—	0.2
Total	$39.7	$31.9	$29.0

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

Indebtedness

Non-Operating Corporate

On November 20, 2018, the Company repaid its 11.0% Notes, and issued $470 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Secured Notes") and $55 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes".

Senior Secured Notes Terms and Conditions

Maturity. The Secured Notes mature on December 1, 2021.

Interest. The Secured Notes accrue interest at a rate of 11.500% per year. Interest on the Secured Notes is paid semi-annually on December 1 and June 1 of each year.

Issue Price. The issue price of the Secured Notes is 98.75% of par.

Ranking. The notes and the note guarantees are the Company’s and certain of its direct and indirect domestic subsidiaries’ (the "Subsidiary Guarantors") general senior secured obligations. The notes and the note guarantees will rank: (i) senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ future subordinated debt; (ii) equal in right of payment, subject to the priority of any First-Out Obligations (as defined in the Secured Indenture), with all of the Company’s and the Subsidiary Guarantors’ existing and future senior debt and effectively senior to all of its and the Subsidiary Guarantor’s unsecured debt to the extent of the value of the collateral; and (iii) effectively subordinated to all liabilities of its non-guarantor subsidiaries. The notes and the note guarantees are secured on a first-priority basis by substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, subject to certain exceptions and permitted liens.

Collateral. The Secured Notes are secured by a first priority lien on substantially all of the Company’s assets (except for certain "Excluded Assets," and subject to certain "Permitted Liens," each as defined in the Secured Indenture), including, without limitation:

•
all equity interests owned by the Company or a Subsidiary Guarantor (which, in the case of any equity interest in a foreign subsidiary, will be limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary) and the related rights and privileges associated therewith (but excluding Equity Interests of Insurance Subsidiaries (as defined in the Secured Indenture), to the extent the pledge thereof is deemed a "change of control" under applicable insurance regulations);

•	all equipment, goods and inventory owned by the Company or a Subsidiary Guarantor;

•	all cash and investment securities owned by the Company or a Subsidiary Guarantor;

•	all documents, books and records, instruments and chattel paper owned by the Company or a Subsidiary Guarantor;

•	all general intangibles owned by the Company or a Subsidiary Guarantor; and

•	any proceeds and supporting obligations thereof.

The Secured Indenture permits the Company, under specified circumstances, to incur additional debt in the future that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the Secured Indenture.

Events of Default. The Secured Indenture contains customary events of default which could, subject to certain conditions, cause the Secured
Notes to become immediately due and payable.

Convertible Notes Terms and Conditions

Certain terms and conditions of the Convertible Notes are as follows:

Maturity. The Convertible Notes mature on June 1, 2022 unless earlier converted, redeemed or purchased.

Interest. The Convertible Notes accrue interest at a rate of 7.5% per year. Interest on the Convertible Notes is paid semi-annually on December 1 and June 1 of each year.

Issue Price. The issue price of the Convertible Notes is 100% of par.

Ranking. The notes are the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s Secured Notes being offered concurrently herewith, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

Optional Redemption. The Company may not redeem the notes prior to June 1, 2020. On or after June 1, 2020, the Company may redeem for cash all of the notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (which need not be consecutive trading days) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

Conversion Rights. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 228.3105 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $4.38 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the Convertible Indenture) or the Company’s delivery of a notice of redemption for the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the Convertible Notes to become immediately due and payable.

See Note 14. Debt Obligations, to the Consolidated Financial Statements for additional details regarding the Company's debt.

Restrictive Covenants

The Secured Indenture contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity; (2) collateral coverage; (3) secured net leverage ratio and (4) fixed charge coverage ratio.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms) of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2018, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00.  As of December 31, 2018, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of December 31, 2018, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2019, that the Company will not permit the Fixed Charge Coverage Ratio (defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year.

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

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods (in millions):

	Years Ended December 31,			Increase / (Decrease)
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Operating activities	$341.4	$6.6	$79.1	$334.8	$(72.5)
Investing activities	(224.6)	(139.3)	(140.2)	(85.3)	0.9
Financing activities	115.2	115.4	18.8	(0.2)	96.6
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3	(1.0)	(0.8)	1.3
Net increase (decrease) in cash and cash equivalents	$231.5	$(17.0)	$(43.3)	$248.5	$26.3

Operating Activities

Cash provided by operating activities totaled $341.4 million for the year ended December 31, 2018 as compared to $6.6 million for the year ended December 31, 2017. The $334.8 million increase was the result of an increase in working capital of $314.6 million, largely driven by the Insurance segment's recapture of two of their reinsurance treaties. In addition there was an increase of $15.1 million in dividends received from equity method investments from our Marine Services segment.

Cash provided by operating activities totaled $6.6 million for the year ended December 31, 2017 as compared to $79.1 million for the year ended December 31, 2016. The $72.5 million decrease was the result of a decrease in working capital largely due to contracts in progress driven by the ramp up of significant projects in our Construction segment, an increase in cash used from interest paid for our long term obligations driven by an increase in our 11.0% notes, and a net decrease in dividends received from equity investees when compared to the prior period.

Investing Activities

Cash used in investing activities totaled $224.6 million for the year ended December 31, 2018 as compared to $139.3 million for the year ended December 31, 2017. The $85.3 million increase was driven by an increase in cash used from the purchase of investments, net of sales and maturities of $812.1 million, predominantly driven by the Insurance segment. This was offset by an increase in net cash provided from acquisitions and dispositions of $721.9 million, driven by $806.7 million cash received from the Insurance segment's acquisition of KIC and $92.0 million cash received from our Life Sciences segment's disposition of BeneVir, partially offset by an increase in cash used of $114.9 million from our Construction segment driven by the acquisition of GrayWolf and $62.6 million from multiple acquisitions within the Broadcasting segment, of which $33.0 million was for the acquisition of Northstar's broadcast television stations. Finally, there was a decrease in cash used of $8.8 million from our Life Sciences segment as a result of less cash spend on equity method investments compared to the prior period.

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

Financing Activities

Cash provided by financing activities totaled $115.2 million for the year ended December 31, 2018 as compared to cash provided by financing activities of $115.4 million for the year ended December 31, 2017. The $0.2 million decrease was driven by higher cash proceeds from long-term borrowings, net of repayments and financing fees of $18.3 million, offset by a $13.0 million increase in cash used in transactions with noncontrolling interest holders largely driven by our Life Sciences segment associated with the sale of BeneVir and $5.8 million cash spent by the Insurance segment to repurchase HC2's preferred stock.

Cash provided by financing activities totaled $115.4 million for the year ended December 31, 2017 as compared to cash provided by financing activities of $18.8 million for the year ended December 31, 2016. The $96.6 million change was driven by an increase in proceeds from debt obligations borrowings of $130.5 million largely driven by our Corporate, Construction, and Other segments. This was partially offset by an increase of $29.3 million in principal payments on long term obligations largely driven by the repayment of the $35 million, 11.0% Bridge Note.

Contractual Obligations

The obligations set forth in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2018 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life, accident and health liabilities (1)	$3,528.8	$222.1	$351.4	$305.3	$2,650.0
Debt obligations	951.9	159.0	624.1	156.3	12.5
Annuities (1)	196.8	21.3	33.6	27.5	114.4
Purchase Obligations	115.9	111.6	4.3	—	—
Operating leases	93.0	22.0	35.1	15.6	20.3
Capital leases	48.4	10.5	20.2	14.1	3.6
Total contractual obligations	$4,934.8	$546.5	$1,068.7	$518.8	$2,800.8
(1) Net of reinsurance recoverable.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in millions):

	December 31, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common equity	$—	$2.1	$—	$—	$1.5	$—
Preferred equity	1.6	9.6	—	2.5	14.2	—
Derivatives	—	—	—	0.4	—	0.3
Other	—	59.2	—	—	66.6	—
Total	$1.6	$70.9	$—	$2.9	$82.3	$0.3

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2018 debt balance, DBMG anticipates that in 2019, its interest payments will be approximately $1.8 million each quarter. DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Market environment

As of December 31, 2018, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s insurance subsidiary to pay dividends and to make such other payments is limited by applicable laws and regulations of the state in which its subsidiary is domiciled, which subject its subsidiary to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiary to maintain minimum solvency requirements and limit the amount of dividends this subsidiary can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2018, CIG’s insurance subsidiary exceeds the minimum RBC requirements.

Insurance Companies Capital Contributions

The Company has an agreement with the Texas Department of Insurance (“TDOI”) that, for two years from August 9, 2018, CIG will contribute to Continental General Insurance Company (“CGI” or the “Insurance Company” cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 450% of CGI’s authorized control level risk-based capital and for three years from August 9, 2020, CIG will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

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

Investments

At December 31, 2018 and December 31, 2017, CIG’s investment portfolio is comprised of the following (in millions):

	December 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$25.4	0.7%	$15.7	1.1%
States, municipalities and political subdivisions	421.9	11.0%	395.4	26.5%
Foreign government	—	—%	6.0	0.4%
Residential mortgage-backed securities	94.4	2.5%	104.9	7.0%
Commercial mortgage-backed securities	93.9	2.5%	30.4	2.0%
Asset-backed securities	511.5	13.4%	147.9	9.9%
Corporate and other	2,250.5	58.8%	641.8	42.9%
Common stocks (*)	25.5	0.7%	38.8	2.6%
Perpetual preferred stocks	240.9	6.3%	42.6	2.9%
Mortgage loans	137.6	3.6%	52.1	3.5%
Policy loans	19.8	0.5%	18.0	1.2%
Total	$3,821.4	100.0%	$1,493.6	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	December 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,742.4	51.4%	$725.0	54.0%
BBB	1,444.1	42.5%	415.6	31.0%
Total investment grade	3,186.5	93.9%	1,140.6	85.0%
BB	143.8	4.2%	60.3	4.5%
B	14.7	0.4%	7.6	0.6%
CCC, CC, C	44.4	1.3%	25.6	1.9%
D	8.2	0.2%	15.0	1.1%
NR	—	—%	93.1	6.9%
Total non-investment grade	211.1	6.1%	201.6	15.0%
Total	$3,397.6	100.0%	$1,342.2	100.0%

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at December 31, 2018 included letters of credit of $8.5 million under Credit and Security Agreements and performance bonds of $144.2 million.

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

Valuation of fixed maturity securities
Fixed maturity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within stockholders' equity. Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.
Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. See Note 6. Fair Value of Financial Instruments for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates.
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
If we subsequently determine that the excess of amortized cost over fair value is other-than-temporary for any or all of these fixed maturity securities, the amount recorded in accumulated other comprehensive income would be reclassified to stockholders' net income as an impairment loss.
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

We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. See Note 15. Income Taxes, to the "Notes to Consolidated Financial Statements" for further information.

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

See also note 11. Goodwill and Intangibles, net, to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Refer to Note 2. Summary of Significant Accounting Policies for New Accounting Pronouncements to be Adopted Subsequent to December 31, 2018.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of stockholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

•
the impact of covenants in the Indenture governing HC2’s Notes, the Certificates of Designation governing HC2’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 14. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;

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

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our expectations and timing with respect to our ordinary course acquisition activity and whether such acquisitions are accretive or dilutive to stockholders;

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

Marine Services / Global Marine Group

Our actual results or other outcomes of Global Marine Group ("GMSL"), and, thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of December 31, 2018, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have an $359.2 million, $718.4 million, and $1,077.5 million adverse impact on HC2’s portfolio of fixed maturity and equity securities, respectively.

Foreign Currency

We translate the local currency statements of operations of our foreign subsidiaries into the United States dollar ("USD") using the average exchange rate during the reporting period. DBMG, GMSL and ICS are exposed to market risk from foreign entities' currency price changes that could have a significant and potentially adverse impact on gains and losses as a result of translating the operating results and financial position of international subsidiaries into USD. By way of example, when the USD strengthens compared to the British pound sterling ("GBP"), there could be a negative or positive effect on the reported results for our Telecommunications segment, depending upon whether such businesses are operating profitably or at a loss. More profits in GBP are required to generate the same amount of profits in USD and a greater loss in GBP to generate the same amount of loss in USD, and vice versa. For instance, when the USD weakens against the GBP, there is a positive effect on reported profits and a negative effect on reported losses.

During the years ended December 31, 2018, 2017, and 2016, approximately 11.1%, 11.5%, and 28.4% respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of December 31, 2018 of $126.9 million, would result in an increase in the recorded interest expense of $1.3 million, $2.5 million, and $3.8 million per year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2019 annual meeting of stockholders ("2019 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2019 Proxy Statement, including under the captions entitled "Information Regarding Directors", "Analysis of Our Directors in Light of Our Business", "Certain Legal Proceedings Affecting Mr. Falcone", "Code of Conduct", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board Committees" and "Executive Officers", and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item will be set forth under the captions entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Employment Arrangements and Potential Payments upon Termination or Change of Control" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth under the captions entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth under the captions entitled "Board of Directors" and "Transactions with Related Persons" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth under the caption entitled "Independent Registered Public Accounting Firm Fees" in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.9#
Agreement and Plan of Merger, by and among DBM Global Inc., DBM Merger Sub, Inc., CB-Horn Holdings, Inc. and Charlesbank Equity Fund VI, Limited Partnership, as Stockholders' Representative, dated as of October 10, 2018 (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

2.10#
Amendment No. 1 to Agreement and Plan of Merger, by and among DBM Global Inc., DBM Merger Sub, Inc., CB-Horn Holdings, Inc. and Charlesbank Equity Fund VI, Limited Partnership, as Stockholders' Representative, dated as of November 29, 2018 (incorporated by reference to Exhibit 2.2 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

2.11#
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

3.2
Certificate of Ownership and Merger Merging PTGI Name Change, Inc. into Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to HC2’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

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

3.5	Fourth Amended and Restated By-Laws of HC2 (incorporated by reference to Exhibit 3.1 to HC2's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210).

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

Exhibit Number	Description

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

4.14
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

4.16
Third Supplemental Indenture dated as of May 31, 2018 among HC2 Broadcasting Intermediate Holdings Inc. and HC2 Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2018) (File No. 001-35210)

4.17
Second Supplemental Indenture, dated as of May 7, 2018, among the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to HC2's Quarterly Report on Form 10-Q filed on May 10, 2018) (File No. 001-35210).

4.18
Indenture, dated as of November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K filed on November 21, 2018) (File No. 001-35210).

4.19
Indenture, dated as of November 20, 2018, by and among HC2 and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to HC2's Current Report on Form 8-K filed on November 21, 2018) (File No. 001-35210).

4.20
Certificate of Designation for Series A Fixed-to-Floating Rate Perpetual Preferred Shares of DBM Global Inc., dated as of November 30, 2018 (incorporated by reference to Exhibit 2.4 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

4.21	Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of HC2 Broadcasting Holdings Inc., dated as of December 3, 2018 (filed herewith).

4.22
Secured Note dated August 7, 2018, by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc. and the Institutional Investors (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on August 8, 2018) (File No. 001-35210).

Exhibit Number	Description

4.23
Form of Secured Note, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (included in Exhibit 10.58) (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

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

10.38^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

Exhibit Number	Description

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

10.53^
Separation Agreement by and between HC2 Holdings, Inc. and Paul Voigt dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2018) (File No. 001-35210).

10.54^	HC2 Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to the HC2 Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210).

10.55
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among HC2 Holdings 2, Inc., David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.56
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

10.57#
Securities Purchase Agreement, by and between DBM Global Inc. and DBM Global Intermediate Holdco Inc., dated November 30, 2018 (incorporated by reference to Exhibit 2.3 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

Exhibit Number	Description

10.58
Financing Agreement, dated as of November 30, 2018, by and among DBM Global Inc. ("DBM"), as borrower, certain direct and indirect subsidiaries of DBM as borrowers or guarantors, the lenders from time to time party thereto and TCW Asset Management Company LLC, as administrative agent for the lenders and collateral agent for the secured parties (incorporated by reference to Exhibit 2.5 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.59
Fourth Amended and Restated Credit and Security Agreement, dated as of November 30, 2018, by and among DBM Global Inc. and certain of its subsidiaries, collectively as borrower, and Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 2.6 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.60
First Amendment to Credit Agreement, dated as of February 4, 2018, among the Borrower, Jefferies and the Lenders (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K, filed on February 6, 2018) (File No. 001-35210).

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

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2019
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

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2019
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
Michael J. Sena

/S/ WAYNE BARR, JR.	Director	March 12, 2019
Wayne Barr, Jr.

/S/ ROBERT LEFFLER	Director	March 12, 2019
Robert Leffler

/S/ LEE HILLMAN	Director	March 12, 2019
Lee Hillman

/S/ WARREN H. GFELLER	Director	March 12, 2019
Warren H. Gfeller

HC2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2019 expressed an unqualified opinion thereon.
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

We have served as the Company's auditor since 2011.

/s/ BDO USA, LLP
New York, NY
March 12, 2019

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY
Opinion on Internal Control over Financial Reporting
We have audited HC2 Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index and our report dated March 12, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
New York, NY
March 12, 2019

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Years Ended December 31,
	2018	2017	2016
Revenue	$1,774.1	$1,482.5	$1,415.7
Life, accident and health earned premiums, net	94.4	80.5	79.4
Net investment income	116.6	66.1	58.0
Net realized and unrealized gains (losses) on investments	(8.4)	5.0	5.0
Net revenue	1,976.7	1,634.1	1,558.1
Operating expenses
Cost of revenue	1,585.2	1,313.1	1,254.0
Policy benefits, changes in reserves, and commissions	197.3	108.7	123.2
Selling, general and administrative	218.4	182.8	152.9
Depreciation and amortization	31.7	31.3	24.5
Other operating (income) expenses	(0.1)	(0.7)	5.0
Total operating expenses	2,032.5	1,635.2	1,559.6
Loss from operations	(55.8)	(1.1)	(1.5)
Interest expense	(75.7)	(55.1)	(43.4)
Gain on sale and deconsolidation of subsidiary	105.1	—	—
Gain (loss) on contingent consideration	(0.8)	11.4	(8.9)
Income from equity investees	15.4	17.8	10.8
Gain on bargain purchase	115.4	—	—
Other income (expenses), net	78.7	(12.8)	(2.8)
Income (loss) from continuing operations before income taxes	182.3	(39.8)	(45.8)
Income tax expense	(2.4)	(10.7)	(51.6)
Net income (loss)	179.9	(50.5)	(97.4)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interests	(17.9)	3.6	2.9
Net income (loss) attributable to HC2 Holdings, Inc.	162.0	(46.9)	(94.5)
Less: Preferred stock and deemed dividends	6.4	2.8	10.9
Net income (loss) attributable to common stock and participating preferred stockholders	$155.6	$(49.7)	$(105.4)

Income (loss) per common share:
Basic	$3.14	$(1.16)	$(2.83)
Diluted	$2.90	$(1.16)	$(2.83)

Weighted average common shares outstanding:
Basic	44.3	42.8	37.3
Diluted	46.8	42.8	37.3

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$179.9	$(50.5)	$(97.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	4.1	7.9	(4.9)
Unrealized gains (losses) on available-for-sale securities	(158.2)	55.6	21.2
Actuarial loss on pension plan	(6.7)	(0.1)	(2.6)
Other comprehensive income (loss)	(160.8)	63.4	13.7
Comprehensive income (loss)	19.1	12.9	(83.7)
Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(15.1)	3.6	2.9
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$4.0	$16.5	$(80.8)

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2018	2017
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$3,391.6	$1,340.6
Equity securities	200.5	47.5
Mortgage loans	137.6	52.1
Policy loans	19.8	17.9
Other invested assets	72.5	85.4
Total investments	3,822.0	1,543.5
Cash and cash equivalents	325.0	97.9
Accounts receivable, net	379.2	322.4
Recoverable from reinsurers	1,000.2	526.3
Deferred tax asset	2.1	1.7
Property, plant, and equipment, net	376.3	374.7
Goodwill	171.7	131.7
Intangibles, net	219.2	117.1
Other assets	208.1	102.4
Total assets	$6,503.8	$3,217.7

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,562.1	$1,694.0
Annuity reserves	245.2	243.2
Value of business acquired	244.6	43.0
Accounts payable and other current liabilities	344.9	347.5
Deferred tax liability	30.3	10.7
Debt obligations	743.9	593.2
Other liabilities	110.8	70.1
Total liabilities	6,281.8	3,001.7
Commitments and contingencies
Temporary equity
Preferred stock	20.3	26.3
Redeemable noncontrolling interest	8.0	1.6
Total temporary equity	28.3	27.9
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at December 31, 2018 and December 31, 2017;
Shares issued: 45,391,397 and 44,570,004 at December 31, 2018 and December 31, 2017, respectively
Shares outstanding: 44,907,818 and 44,190,826 at December 31, 2018 and December 31, 2017, respectively
Additional paid-in capital	260.5	254.7
Treasury stock, at cost: 483,579 and 379,178 at December 31, 2018 and December 31, 2017, respectively	(2.6)	(2.1)
Accumulated deficit	(57.2)	(221.2)
Accumulated other comprehensive income (loss)	(112.6)	41.7
Total HC2 Holdings, Inc. stockholders’ equity	88.1	73.1
Noncontrolling interest	105.6	115.0
Total stockholders’ equity	193.7	188.1
Total liabilities, temporary equity and stockholders’ equity	$6,503.8	$3,217.7

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2015	35.3	$—	$209.5	$(0.4)	$(79.8)	$(35.4)	$93.9	$23.6	$117.5	$55.7
Dividend to noncontrolling interest	—	—	—	—		—	—	(0.8)	(0.8)	—
Share-based compensation expense	—	—	8.3	—	—	—	8.3	—	8.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	0.5
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend and accretion	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)	0.6
Issuance of common stock	0.3	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	6.5	—	21.4	—	—	—	21.4	—	21.4	(23.8)
Transactions with noncontrolling interests	—	—	6.3	—	—	—	6.3	2.0	8.3	0.3
Net loss	—	—	—	—	(94.5)	—	(94.5)	(1.5)	(96.0)	(1.4)
Other comprehensive income	—	—	—	—	—	13.7	13.7	—	13.7	—
Balance as of December 31, 2016	41.9	$—	$241.5	$(1.4)	$(174.3)	$(21.7)	$44.1	$23.3	$67.4	$31.9
Dividend to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)	—
Share-based compensation expense	—	—	7.3	—	—	—	7.3	—	7.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.1)	—	—	—	(1.1)	—	(1.1)	1.1
Exercise of stock options	0.1	—	0.5	—	—	—	0.5	—	0.5	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.7)	—	—	(0.7)	—	(0.7)	—
Preferred stock dividend and accretion	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)	—
Amortization of issuance costs and beneficial conversion feature	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Issuance of common stock for acquisition of business	1.0	—	5.0	—	—	—	5.0	—	5.0	—
Issuance of common stock	0.5	—	0.3	—	—	—	0.3	—	0.3	—
Conversion of preferred stock to common stock	0.8	—	2.7	—	—	—	2.7	—	2.7	(3.2)
Transactions with noncontrolling interests	—	—	0.7	—	—	—	0.7	93.4	94.1	0.7
Net loss	—	—	—	—	(46.9)	—	(46.9)	(0.9)	(47.8)	(2.7)
Other comprehensive income	—	—	—	—	—	63.4	63.4	—	63.4	—
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	0.4	—	0.4	0.3	0.7	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	1.6	0.1	1.7	—	1.7	—
Share-based compensation expense	—	—	12.7	—	—	—	12.7	—	12.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.5)	—	—	—	(2.5)	—	(2.5)	2.5
Exercise of stock options	0.1	—	0.2	—	—	—	0.2	—	0.2	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Preferred stock dividend and accretion	—	—	(5.7)	—	—	—	(5.7)	—	(5.7)	—
Amortization of issuance costs	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Issuance of common stock	0.7	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	0.2	—	—	—	0.2	—	0.2	(6.1)
Transactions with noncontrolling interests	—	—	1.5	—	—	3.6	5.1	(27.1)	(22.0)	6.2
Other	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Net income (loss)	—	—	—	—	162.0	—	162.0	19.1	181.1	(1.2)
Other comprehensive loss	—	—	—	—	—	(158.0)	(158.0)	(1.7)	(159.7)	(1.1)
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
(1) See Note 2 to Consolidated Financial Statements for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$179.9	$(50.5)	$(97.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for doubtful accounts receivable	2.6	0.1	2.9
Share-based compensation expense	9.0	5.2	8.3
Depreciation and amortization	38.7	36.6	28.9
Amortization of deferred financing costs and debt discount	7.4	6.1	3.3
Amortization of (discount) premium on investments	6.2	8.0	11.4
(Gain) loss on sale or disposal of assets	(1.1)	(2.8)	2.4
(Gain) loss on sale and deconsolidation of subsidiary	(105.1)	—	—
Gain on bargain purchase	(115.4)	—	—
Loss on early extinguishment of debt	5.1	—	—
(Gain) loss on conversion option	(4.1)	—	—
Lease termination costs	—	0.3	0.2
Asset impairment expense	1.0	1.8	2.4
Income from equity investees	(15.4)	(17.8)	(10.8)
Impairment of investments	1.7	10.0	4.3
Net realized and unrealized gains on investments	(28.8)	(5.1)	(2.5)
Net (gain) loss on contingent consideration	0.8	(11.4)	8.9
Receipt of dividends from equity investees	19.8	4.7	8.7
Deferred income taxes	(2.6)	(10.5)	27.1
Annuity benefits	6.6	8.7	9.0
Other operating activities	5.1	7.8	(0.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(30.2)	(47.1)	(55.9)
Recoverable from reinsurers	238.8	(2.1)	(2.0)
Other assets	(26.1)	(23.2)	46.8
Life, accident and health reserves	126.7	45.3	56.3
Accounts payable and other current liabilities	6.6	54.3	11.8
Other liabilities	14.2	(11.8)	15.9
Cash provided by operating activities	341.4	6.6	79.1
Cash flows from investing activities:
Purchase of property, plant and equipment	(39.7)	(31.9)	(29.0)
Disposal of property, plant and equipment	5.9	2.0	8.8
Purchase of investments	(1,184.6)	(341.9)	(229.7)
Sale of investments	248.8	157.2	89.4
Maturities and redemptions of investments	82.3	143.3	97.4
Purchase of equity method investments	(1.8)	(10.6)	(10.2)
Cash received on dispositions, net	92.0	—	—
Cash received (paid) on acquisitions, net	572.1	(57.8)	(66.3)
Other investing activities	0.4	0.4	(0.6)
Cash used in investing activities	(224.6)	(139.3)	(140.2)
Cash flows from financing activities:
Proceeds from debt obligations	850.6	186.9	56.1
Principal payments on debt obligations	(697.0)	(51.6)	(22.3)
Cash paid by subsidiary to purchase preferred stock	(5.8)	—	—
Annuity receipts	2.4	2.9	3.4
Annuity surrenders	(19.2)	(19.6)	(21.7)
Transactions with noncontrolling interests	(12.3)	0.7	6.2
Payment of dividends	(2.0)	(3.6)	(4.2)
Other financing activities	(1.5)	(0.3)	1.3
Cash provided by financing activities:	115.2	115.4	18.8
Effects of exchange rate changes on cash and cash equivalents	(0.5)	0.3	(1.0)
Net change in cash and cash equivalents	231.5	(17.0)	(43.3)
Cash, cash equivalents and restricted cash, beginning of period	98.9	115.9	159.2
Cash, cash equivalents and restricted cash, end of period	$330.4	$98.9	$115.9

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Supplemental cash flow information:
Cash paid for interest	$69.9	$47.6	$39.2
Cash paid for taxes, net of refunds	$13.1	$19.2	$20.9
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$2.9	$1.4	$1.6
Investments included in accounts payable	$0.3	$6.3	$2.5
Investments included in accounts receivable	$4.6	$—	$—
Conversion of preferred stock to common stock	$—	$4.4	$28.6
Deemed dividend from conversion of preferred stock	$—	$0.5	$6.9
Dividends payable to stockholders	$0.5	$0.5	$1.3
Business acquisition through the issuance of common stock, debt and warrants	$—	$20.1	$—
Fair value of contingent assets assumed in other acquisitions	$—	$—	$3.0
Fair value of deferred liabilities assumed in other acquisitions	$—	$—	$3.0
Debt assumed in acquisitions	$—	$2.5	$20.8
Declared but unpaid dividends from equity method investments included in other assets	$6.0	$—	$—

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

2.Our Marine Services segment is comprised of Global Marine Group ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. The Company maintains an approximately 73% controlling interest in GMSL.

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

5.Our Insurance segment is comprised of Continental General Insurance Company ("CGI" or the "Insurance Company"). CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CGI.

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

7.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 maintains controlling interests of approximately 98% in HC2 Broadcasting. HC2 Broadcasting strategically acquires and operates Over-The-Air ("OTA") broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. HC2 maintains an indirect interest of approximately 49% in DTV America Corporation ("DTV") as well as control of DTV due to the approximately 10% proxy and voting rights from minority holders.

8.Our Other segment represents all other businesses or investments we believe have significant growth potential, that do not meet the definition of a segment individually or in the aggregate.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of December 31, 2018, the results of DBMG, GMSL, ANG, ICS, CGI, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts with original maturities of three months or less.

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

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill or Bargain Purchase Gain. In accordance with ASC 805 Business Combinations ("ASC 805"), if additional information is obtained about the initial estimates of the fair value of the assets acquired and liabilities assumed within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

Investments

Fixed maturity securities

The Company determines the appropriate classification of investments in fixed maturity securities at the acquisition date and re-evaluates the classification at each balance sheet date. All of our investments in fixed maturity securities are classified as available-for-sale. The Company carries these investments at fair value with net unrealized gains or losses, net of tax and related adjustments, reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI") of the Company's Consolidated Statements of Stockholders' Equity.

Premiums and discounts on fixed maturity securities are amortized using the interest method and reported in Net investment income; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported in Net realized and unrealized gains (losses) on investments.

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

Equity securities

Equity securities that have readily determinable fair values are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in Net realized and unrealized gains (losses) on investments. Dividend income from equity securities is recognized in Net investment income. Realized gains and losses on the sale of equity securities are recognized in Net realized and unrealized gains (losses) on investments.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses in Income from equity investees and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

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

At December 31, 2018, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the HC2 U.S. consolidated filing group and the Insurance Company’s will not be realized. Therefore, a valuation allowance was maintained against the HC2 U.S. consolidated filing group’s and Insurance Company’s net deferred tax assets as of December 31, 2018. The appropriateness and amount of these valuation allowances are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

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

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software project is ready for its intended use, over the estimated useful life of the software.

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

Active License Holdings. As of December 31, 2018, HC2 Broadcasting held Active television broadcast licenses ("FCC Licenses") issued by the FCC, which are included in Intangibles, net in the consolidated financial statements. The weighted average renewal period for these licenses was 2.71 years.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. Share-based compensation is recorded net of actual forfeitures.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other income (expenses), net

The following tables provide information relating to Other income (expenses), net (in millions):

	Years Ended December 31,
	2018	2017	2016
Gain on reinsurance recaptures	$47.0	$—	$—
Gain on investment in Inseego	34.4	—	—
Other income (expenses), net	(2.7)	(12.8)	(2.8)
Total	$78.7	$(12.8)	$(2.8)

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items.

Accounting Pronouncements Adopted in the Current Year

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

Statement of Cash Flows

Accounting Standards Codification ("ASC") 2016-18, Restricted Cash, was issued by FASB in November 2016. This guidance requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the consolidated statements of cash flows. A reconciliation of cash and cash equivalents and restricted cash from our consolidated statements of cash flows to the amounts reported within our consolidated balance sheet is included in our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	December 31,
	2018	2017	2016
Beginning of period
Cash and cash equivalents	$97.9	$115.4	$158.7
Restricted cash included in other assets	1.0	0.5	0.5
Total cash and cash equivalents and restricted cash	$98.9	$115.9	$159.2

End of period
Cash and cash equivalents	$325.0	$97.9	$115.4
Restricted cash included in other assets	5.4	1.0	0.5
Total cash and cash equivalents and restricted cash	$330.4	$98.9	$115.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, was issued by FASB in January 2016. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost, adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities.

This standard was adopted prospectively as of January 1, 2018 and resulted in a $1.6 million cumulative effect adjustment credit to retained earnings related to the following investments (in millions):

Equity securities which were previously classified as available-for-sale	$1.7
Equity securities which were previously accounted for under the cost method	1.6
Stranded tax, unrelated to the adoption of ASU 2018-02	(1.7)
Total	$1.6

Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), was issued by FASB in May 2014. This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), which includes amendments of a similar nature to the items typically addressed in the technical corrections and improvements project. Lastly, in February 2017, the FASB issued ASU 2017-05, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and provide guidance on partial sales of nonfinancial assets. This ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an "in substance nonfinancial asset" is within the scope of ASC 610-20. This ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASUs described above are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. See Note 3. Revenue for further details.

New Accounting Pronouncements to be Adopted Subsequent to December 31, 2018

Accounting for Leases

ASU 2016-02, Leases, was issued by FASB in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard became effective for the Company on January 1, 2019 and the Company elected the optional transition method as well as the package of practical expedients upon adoption. While the Company is still finalizing its adoption procedures, the Company estimated the primary impact to its Consolidated Balance Sheets upon adoption will be the recognition, on a discounted basis, of it's minimum commitments under noncancelable operating leases resulting in the recording of right of use assets and lease obligations for in the range of $68.0 million to $74.0 million.

New Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted), and will impact, at least to some extent, Company's accounting and disclosure requirements for it's recoverable from reinsurers, accounts receivable and mortgage loans. Available for sale fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. The Company will continue to identify any other financial assets not excluded from scope. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Outlined below are key areas of change, although there are other changes not noted below:

•
Financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase.

•
Credit losses relating to available for sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities and is anticipated to increase volatility in the Company's Consolidated Statements of Operations. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value.

•
The Company's Consolidated Statements of Operations will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
Disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available for sale fixed maturity securities as well as an aging analysis for securities that are past due.

The Company anticipates a significant impact on the systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. Currently, the Company plans to focus on developing models and procedures in the first half of 2019 with testing and refinement of models occurring in the later part of the year 2019.  Focus areas will include, but not limited to (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on available for sale debt securities; (ii) establishing procedures to review reinsurance risk to include but not limited to review of reinsurer ratings, trust agreements where applicable and historical and current performance; (iii) establishing procedures to identify and review all remaining financial assets within scope, (iv) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Long-duration contracts

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB in August 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements. The standard is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, Company's accounting and disclosure requirements for it's long-duration insurance contracts. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Outlined below are key areas of change, although there are other changes not noted below:

•
Cash flow assumptions must be reviewed at least annually and updated if necessary. The impact of these updates will be reported through net income. Current accounting policy requires the liability assumptions for long-duration contracts and limited payment contracts be locked in at contract inception, unless the contracts project a loss position which would allow the liability assumptions to be unlocked so that the loss could be recognized.

•
The rate used to discount the liability projections is be based on an A-rated asset with observable market inputs and duration consistent with the duration of the liabilities. The discount rate is to be updated quarterly with the impact of the change in the discount rate recognized through other comprehensive income. Current accounting policy allows the use of an expected investment yield (which is not required to be observable in the market) to discount the liability projections.

•
Deferred acquisition costs for long-duration contracts are to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant-level basis over the expected life of the contract. Current accounting policy would amortize deferred acquisition costs based on revenue and profits. The Company does not have any deferred acquisition costs but VOBA amortization will follow this new guidance.

•
Market risk benefits are to be measured at fair value and presented separately in the statement of financial position. Under current accounting policy benefit features that will meet the definition of market risk benefits are accounted for as embedded derivatives or insurance liabilities via the benefit ratio model. The Company does not have any benefit features that will be categorized as market risk benefits.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•
Disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, VOBA, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed.

The Company anticipates that the requirement to update assumptions for liability for future policy benefits will increase volatility in the Company's Consolidated Statements of Operations while the requirement to update the discount rate will increase volatility in the Company's Consolidated Statements of Stockholders' Equity. The Company anticipates a significant impact on the systems, processes and controls . While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the Company's Insurance segment and related cash flows are unchanged.

Currently, the Company plans to focus on developing models and procedures in 2019 with testing and refinement of models occurring in 2020. Focus areas will include, but not limited to (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establish new VOBA amortization that will align with new guidance for DAC amortization; (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

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

Identify the performance obligations in the contract

At contract inception, the Company assesses the goods or services promised in a contract and identifies, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the "unit of account" for purposes of determining revenue recognition. In order to properly identify separate performance obligations, the Company applies judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Revenue from contracts with customers consist of the following (in millions):

Year Ended December 31, 2018
Revenue (1)
Construction	$716.4
Marine Services	194.3
Energy	20.7
Telecommunications	793.6
Broadcasting	45.4
Other	3.7
Total revenue	$1,774.1
(1) The Insurance segment does not have revenues in scope of ASU 2014-09.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts receivables, net from contracts with customers consist of the following (in millions):

	December 31,
	2018	2017
Accounts receivables with customers
Construction	$196.6	$162.6
Marine Services	48.3	48.7
Energy	3.3	3.7
Telecommunications	117.6	91.7
Broadcasting	9.2	10.8
Other	—	4.6
Total accounts receivables with customers	$375.0	$322.1

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

The following table disaggregates DBMG's revenue by market (in millions):

December 31, 2018
Commercial	$253.4
Convention	155.8
Healthcare	105.0
Industrial	79.5
Transportation	53.0
Other	69.5
Total revenue from contracts with customers	716.2
Other revenue	0.2
Total Construction segment revenue	$716.4

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are included in Other assets in the Consolidated Balance Sheets.

Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation. Contract liabilities are included in Other liabilities in the Consolidated Balance Sheets.

Contract assets and contract liabilities consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Contract assets	$69.0	$25.7
Contract liabilities	$(62.0)	$(29.9)

The change in contract assets is a result of the recording of $45.5 million of costs in excess of billings driven by new commercial projects and $20.9 million of costs in excess of billings for projects acquired in the GrayWolf acquisition, partially offset by $23.1 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a results of periodic billing in excess of costs of $59.5 million driven largely by new commercial projects and $4.0 million of billings in excess of costs for projects acquired in the GrayWolf acquisition, offset by revenue recognized that was included in the contract liability balance at the beginning of the period $31.4 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$133.3	$10.4	$143.7
Convention	77.5	—	77.5
Healthcare	38.8	1.8	40.6
Industrial	123.5	—	123.5
Other	119.4	23.8	143.2
Remaining unsatisfied performance obligations	$492.5	$36.0	$528.5

DBMG's remaining unsatisfied performance obligations, otherwise referred to as backlog, increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue over the next twenty four months.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Disaggregation of Revenues

The following table disaggregates GMSL's revenue by market (in millions):

Year Ended December 31, 2018
Telecommunication - Maintenance	$87.0
Telecommunication - Installation	41.5
Power - Operations, Maintenance & Construction Support	31.0
Power - Cable Installation & Repair	34.8
Total revenue from contracts with customers	194.3
Other revenue	—
Total Marine Services segment revenue	$194.3

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term projects when revenue recognized exceeds the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform services are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract assets are included in Other assets in the Consolidated Balance Sheets.

Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation. Contract liabilities are included in Other liabilities in the Consolidated Balance Sheets.

Contract assets and contract liabilities consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Contract assets	$5.2	$6.6
Contract liabilities	$(1.0)	$(3.1)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Installation	$17.7	$—	$—	$17.7
Telecommunication - Maintenance	75.4	215.6	60.3	351.3
Power - Operations, Maintenance & Construction Support	11.5	8.9	—	20.4
Power - Cable Installation & Repair	28.0	66.0	—	94.0
Remaining unsatisfied performance obligations	$132.6	$290.5	$60.3	$483.4

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

Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in millions):

Year Ended December 31, 2018
Volume-related	$16.5
Maintenance services	0.1
Total revenue from contracts with customers	16.6
RNG incentives	1.3
Alternative fuel tax credit	2.6
Other revenue	0.2
Total Energy segment revenue	$20.7

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

ICS evaluates gross versus net revenue recognition for each of its contractual arrangements by assessing indicators of control and significant influence to determine whether the ICS acts as a principal (i.e. gross recognition) or an agent (i.e. net recognition). ICS has determined that it acts as a principal for all of its performance obligations in connection with all revenue earned. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of ICS’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Disaggregation of Revenues

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

Year Ended December 31, 2018
Termination of long distance minutes	$793.6
Total revenue from contracts with customers	793.6
Other revenue	—
Total Telecommunications segment revenue	$793.6

Broadcasting Segment

Network advertising revenue is generated primarily from the sale of television airtime for programs or advertisements. Network advertising revenue is recognized when the program or advertisement is broadcast. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. The Network advertising contracts are generally short-term in nature.

Network distribution revenue consists of payments received from cable, satellite and other multiple video program distribution systems for their retransmission of our network content. Network distribution revenue is recognized as earned over the life of the retransmission consent contract and varies from month to month. Variable fees are usage/sales based, calculated on the average number of subscribers, and recognized as revenue when the usage occurs. Transaction prices are based on the contract terms, with no material judgements or estimates.

Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales recognized by the third party. In a typical broadcast station revenue agreement, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees that we charge can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgements or estimates.

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

Year Ended December 31, 2018
Network advertising	$28.2
Broadcast station	10.8
Network distribution	4.8
Other	1.6
Total revenue from contracts with customers	45.4
Other revenue	—
Total Broadcasting segment revenue	$45.4

Contract Liabilities

Audience deficiency units ("ADU") liability is recognized as an available return to customers as fulfillment for under-delivered guaranteed viewership per the related agreement. ADU balance was $1.0 million and $1.6 million as of December 31, 2018 and December 31, 2017, respectively. HC2 Broadcasting measures the potential obligation based on audience measurement ratings and cost per view, and is subsequently made whole in the following period.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $8.3 million and $0.6 million of network advertising and broadcasting station revenues, respectively of which $4.2 million is expected to be recognized within one year, $4.0 million is expected to be recognized within five years and $0.7 million is expected to be recognized thereafter.

4. Acquisitions, Dispositions, and Deconsolidations

Construction Segment

2018 Acquisitions

On November 30, 2018, DBMG consummated acquisition of GrayWolf Industrial ("GrayWolf"), a premier specialty maintenance, repair and installation services provider, pursuant to that certain Agreement and Plan of Merger, dated October 10, 2018, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated November 29, 2018. The aggregate fair value of the cash consideration paid in connection with the acquisitions of GrayWolf was $139.8 million. The transaction was accounted for as business acquisition.

Preliminary fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

Other invested assets	$0.9
Cash and cash equivalents	8.6
Accounts receivable	32.0
Property, plant and equipment	15.4
Goodwill	43.7
Intangibles	44.1
Other assets	22.2
Total assets acquired	166.9
Accounts payable and other current liabilities	(23.0)
Other liabilities	(4.1)
Total liabilities assumed	(27.1)
Total net assets acquired	$139.8

The size and breadth of the GrayWolf acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to deferred tax assets.

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $10.9 million assigned to the assembled and trained workforce. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DMBG in connection with the acquisition of GrayWolf were approximately $4.2 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of GrayWolf were included in our Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because they are not material to our consolidated results of operations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2017 Acquisitions

On November 1, 2017, DBMG consummated the acquisition of 100% of shares of North American operations of Candraft VSI ("Candraft"). Candraft is a premier bridge infrastructure detailing and modeling company. On December 1, 2017, DBMG consummated the acquisition of the assets from Mountain States Steel, Inc. ("MSS") including inventory, machinery & equipment, real estate, employees and certain intangible assets. MSS is a premier custom structural steel fabricator for constructions projects including bridges, stadiums and power plants. The aggregate fair value of the consideration paid in connection with the acquisitions of Candraft and MSS was $17.8 million, including $16.1 million in cash. Both transactions were accounted for as business acquisitions. Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

Accounts receivable	$0.5
Property, plant and equipment	12.7
Goodwill	2.3
Intangibles	1.6
Other assets	0.9
Total assets acquired	18.0
Other liabilities	(0.2)
Total liabilities assumed	(0.2)
Total net assets acquired	$17.8

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Among the factors that contributed to goodwill was approximately $1.5 million assigned to the assembled and trained workforce. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DMBG in connection with the 2017 acquisitions were approximately $3.3 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

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

Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

Cash and cash equivalents	$2.2
Property, plant and equipment	73.3
Goodwill	11.8
Other assets	0.6
Total assets acquired	87.9
Accounts payable and other current liabilities	(0.7)
Total liabilities assumed	(0.7)
Total net assets acquired	$87.2

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by GMSL in connection with the 2017 acquisition were approximately $1.8 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Results of acquired business were included in our Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations are also presented because the Fugro acquisition was material to our consolidated results of operations.

Insurance

2018 Acquisitions

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation ("KMG"), the parent company of Kanawha Insurance Company ("KIC"), Humana Inc.’s long-term care insurance subsidiary for a cash consideration of ten thousand dollars.

The decision to acquire was made as part of CGI’s core strategy to acquire additional accretive LTC run-off business.

The preliminary allocation of fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed and bargain purchase gain are summarized as follows (in millions):

Fixed maturity securities, available-for-sale at fair value	$1,575.4
Equity securities	0.3
Mortgage loans	0.9
Policy loans	2.9
Cash and cash equivalents	806.7
Recoverable from reinsurers	901.8
Other assets	28.2
Total assets acquired	3,316.2
Life, accident and health reserves	(2,931.3)
Annuity reserves	(11.3)
Value of business acquired	(214.4)
Accounts payable and other current liabilities	(6.7)
Deferred tax liability	(25.3)
Other liabilities	(11.8)
Total liabilities assumed	(3,200.8)
Total net assets acquired	115.4
Total fair value of consideration(1)	—
Gain on bargain purchase	$115.4
(1) Total fair value of consideration was ten thousand dollars.

The size and breadth of the KIC acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to deferred tax assets.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Value of Business Acquired

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. A VOBA liability (negative asset) occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities. VOBA was calculated by adjusting the purchase price, which was derived on a statutory accounting basis, for differences between statutory and US GAAP accounting requirements. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Life, accident and health reserves

The Company estimated the fair value of reserves on a fair value basis, using actuarial assumptions consistent with those used for the buyer’s valuation of the acquired business, and discount rates reflecting capital market conditions. The reserve accounts for the present value of all future cash flows, net of reinsurance, of the acquired block of insurance, including premium, benefit payments, and expenses. The Company estimated the fair value of recoverable from reinsurers using the same assumptions as those for reserves of the net retained business, but applied to business ceded through various, existing reinsurance agreements.

Life Sciences Segment

2018 Dispositions

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. ("Janssen"). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and expects to receive an additional cash payment of $13.3 million, currently held in an escrow, for a total consideration of $106.7 million. The escrow will be released within 15 months subsequent to the closing date, assuming there are no pending or unresolved indemnified claims. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and expects to receive an additional cash payment of $9.2 million upon the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.
Broadcasting

2018 Acquisitions

During the year ended December 31, 2018, the Broadcasting segment completed a series of transactions for a total consideration of $71.4 million, including $71.0 million paid in cash. All transactions were accounted for as asset acquisitions.

Fair value of consideration transferred and its allocation among the identified assets acquired and intangibles are summarized as follows (in millions):

Property, plant and equipment	$1.2
Intangibles	70.2
Total net assets acquired	$71.4

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2017 Acquisitions

During the year ended December 31, 2017, HC2 Broadcasting completed a series of transactions for a total consideration of $91.2 million (in millions):

	DTV	Mako	Azteca	Other	Total
Cash	$13.5	$18.2	$—	$12.1	$43.8
Accounts payable	—	—	33.0	—	33.0
Equity	—	5.0	—	—	5.0
Debt obligations	2.4	5.2	—	—	7.6
Fair value of previously held interest	1.8	—	—	—	1.8
Fair value of consideration	$17.7	$28.4	$33.0	$12.1	$91.2

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

Mako

In November 2017, a wholly-owned subsidiary of HC2 Broadcasting, closed on a transaction with Mako Communications, LLC and certain of its affiliates ("Mako") to purchase all the assets in connection with Mako’s ownership and operation of LPTV stations that resulted in HC2 acquiring 38 operating stations in 28 cities, for a total consideration of $28.4 million. Mako is a family owned and operated business headquartered in Corpus Christi, Texas, that has been acquiring, building, and maintaining Class A and LPTV stations all across the United States since 2000. The transaction was accounted for as business acquisition.

Azteca

In November 2017, a wholly-owned subsidiary of HC2 Broadcasting acquired Azteca America, a Spanish-language broadcast network, from affiliates of TV Azteca, S.A.B. de C.V. ("Azteca") (AZTECACPO.MX) (Latibex:XTZA).  As part of the bifurcated transaction structure, a wholly-owned subsidiary of HC2 Broadcasting signed a definitive acquisition agreement with Northstar Media, LLC ("Northstar"), a licensee of numerous broadcast television licenses in the United States. Under the agreement with Northstar, a wholly-owned subsidiary of HC2 Broadcasting will acquire Northstar’s broadcast television stations, which carry Azteca America programming. The total consideration accrued by the Company as of December 31, 2017 pending the close of the Northstar acquisition was $33.0 million. In February 2018, a wholly-owned subsidiary of HC2 Broadcasting closed on the acquisition of Northstar's broadcast television stations and funded the $33.0 million consideration balance. The transaction was accounted for as business acquisition.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other

In November and December of 2017, a wholly-owned subsidiary of HC2 Broadcasting closed three additional acquisitions for a total consideration of $12.1 million. All three transactions were accounted as asset acquisitions.

Fair value of consideration transferred and its allocation among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

Cash and cash equivalents	$0.1
Accounts receivable	9.1
Property, plant and equipment	12.1
Goodwill	21.4
Intangibles	80.4
Other assets	1.3
Total assets acquired	124.4
Accounts payable and other current liabilities	(8.0)
Deferred tax liability	(6.1)
Debt obligations(1)	(4.5)
Other liabilities	(0.1)
Total liabilities assumed	(18.7)
Total net assets acquired	105.7
Less fair value of noncontrolling interest	14.5
Total fair value of consideration	$91.2
(1) Debt obligations includes $2.0 million note with CGI, which is eliminated on the Consolidated Balance Sheet.

The following table summarizes acquired intangible assets (in millions):

FCC licenses and channel share arrangements	$75.9
Trade name	0.2
Other	4.3
Total intangibles	$80.4

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill is not amortized and is not deductible for tax purposes.
Results of operations from other acquisitions since respective acquisition dates have been included in our Consolidated Statements of Operations.

Other Segment

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and the deconsolidation of the entity. HC2 recognized a gain of $3.0 million within the Gain on sale and deconsolidation of subsidiary line of the Consolidated Statements of Operations.

Pro Forma Adjusted Summary

Disclosure of proforma information under ASC 805 related to the Azteca acquisition has not been provided as it would be impracticable to do so. After making every reasonable effort to do so, the Company is unable to obtain reliable historical GAAP financial statements for Azteca. Amounts would require estimates so significant as to render the disclosure irrelevant.

The following schedule presents unaudited consolidated pro forma results of operations as if the acquisition of KIC had occurred on January 1, 2017. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

	Years Ended December 31,
	2018	2017
Net revenue	$2,106.4	$1,775.8
Net income (loss) from continuing operations	$234.3	$(6.3)
Net income (loss) attributable to HC2 Holdings, Inc.	$203.1	$(121.8)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.7	$0.7	$—	$25.4
States, municipalities and political subdivisions	413.7	9.6	(1.4)	421.9
Residential mortgage-backed securities	92.6	3.1	(1.3)	94.4
Commercial mortgage-backed securities	94.7	0.3	(1.1)	93.9
Asset-backed securities	540.8	0.8	(30.1)	511.5
Corporate and other	2,311.0	17.0	(83.5)	2,244.5
Total fixed maturity securities	$3,477.5	$31.5	$(117.4)	$3,391.6

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$15.3	$0.5	$—	$15.7
States, municipalities and political subdivisions	377.5	19.0	(1.1)	395.5
Foreign government	6.3	—	(0.3)	6.0
Residential mortgage-backed securities	102.0	4.2	(1.3)	104.9
Commercial mortgage-backed securities	30.2	0.2	—	30.4
Asset-backed securities	145.5	2.6	(0.2)	147.9
Corporate and other	589.8	51.9	(1.4)	640.2
Total fixed maturity securities	$1,266.6	$78.4	$(4.3)	$1,340.6

The Company has investments in mortgage-backed securities ("MBS") that contain embedded derivatives (primarily interest-only MBS) that do not qualify for hedge accounting. The Company recorded the change in the fair value of these securities within Net realized and unrealized gains (losses) on investments. These investments had a fair value of $9.9 million and $12.3 million as of December 31, 2018 and 2017 respectively. The change in fair value related to these securities resulted in gains of $0.3 million, $0.9 million and a loss of $1.2 million for the years ended December 31, 2018, 2017, and 2016 respectively.

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2018 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$21.8	$22.3
Due after one year through five years	206.6	204.7
Due after five years through ten years	293.5	293.8
Due after ten years	2,227.5	2,171.0
Subtotal	2,749.4	2,691.8
Mortgage-backed securities	187.3	188.3
Asset-backed securities	540.8	511.5
Total	$3,477.5	$3,391.6

The table below shows the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$469.0	$452.9	20.2%	$191.2	$203.7	31.8%
Transportation, communication and other services	758.6	734.0	32.7%	186.1	201.8	31.5%
Manufacturing	712.7	693.5	30.9%	100.9	111.4	17.4%
Other	370.7	364.1	16.2%	111.6	123.3	19.3%
Total	$2,311.0	$2,244.5	100.0%	$589.8	$640.2	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A portion of certain other-than-temporary impairment ("OTTI") losses on fixed maturity securities is recognized in AOCI. For these securities the net amount, which is recognized in the Consolidated Statements of Operations in the below line items, represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recorded the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Net realized and unrealized gains (losses) on investments	$1.5	$—	$0.2
Other income (expenses), net	0.2	6.6	2.5
Total Other-Than-Temporary Impairments	$1.7	$6.6	$2.7

The following table presents the total unrealized losses for the 749 and 126 fixed maturity securities held by the Company as of December 31, 2018 and 2017, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	December 31, 2018		December 31, 2017
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Fixed maturity securities
Less than 20%	$(116.0)	98.8%	$(4.2)	93.7%
20% or more for less than six months	(0.8)	0.7%	(0.2)	3.9%
20% or more for six months or greater	(0.6)	0.5%	(0.1)	2.4%
Total	$(117.4)	100.0%	$(4.5)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2018. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 749 and 126 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of December 31, 2018 and 2017, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

December 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$3.3	$—	$8.3	$—
States, municipalities and political subdivisions	117.2	(1.3)	1.9	(0.1)	119.1	(1.4)
Residential mortgage-backed securities	22.4	(1.2)	5.7	(0.1)	28.1	(1.3)
Commercial mortgage-backed securities	57.8	(1.1)	—	—	57.8	(1.1)
Asset-backed securities	466.0	(29.6)	5.9	(0.5)	471.9	(30.1)
Corporate and other	1,418.2	(71.9)	254.6	(11.6)	1,672.8	(83.5)
Total fixed maturity securities	$2,086.6	$(105.1)	$271.4	$(12.3)	$2,358.0	$(117.4)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2017	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$2.2	$—	$7.2	$—
States, municipalities and political subdivisions	32.9	(0.8)	10.8	(0.2)	43.7	(1.1)
Foreign government	—	—	6.0	(0.3)	6.0	(0.3)
Residential mortgage-backed securities	5.1	(0.6)	16.2	(0.7)	21.3	(1.3)
Commercial mortgage-backed securities	5.1	—	1.0	—	6.1	—
Asset-backed securities	19.8	(0.1)	3.9	(0.1)	23.7	(0.2)
Corporate and other	18.5	(0.8)	19.4	(0.7)	37.9	(1.4)
Total fixed maturity securities	$86.4	$(2.3)	$59.5	$(2.0)	$145.9	$(4.3)

As of December 31, 2018, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 87.9% of the gross unrealized loss and 93.1% of the fair value. As of December 31, 2017, investment grade fixed maturity securities represented approximately 7.3% of the gross unrealized loss and 10.4% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity Securities

Fair values of equity securities were as follows (in millions):

	December 31, 2018	December 31, 2017
Equity securities
Common stocks	$15.0	$4.9
Perpetual preferred stocks	185.5	42.6
Total equity securities	$200.5	$47.5

On August 4, 2018, HC2 Chairman and Chief Executive Officer Philip Falcone informed Inseego Corp’s ("INSG") Board of Directors (the "Board") of his resignation from his position as a Director and Chairman of the Board of INSG effective upon consummation of a private placement at INSG. The INSG private placement consisted of an issuance of an aggregate of 12.0 million shares of its common stock to two investors for a purchase price of $1.63 per share, resulting in aggregate gross proceeds to INSG of approximately $19.7 million. Concurrently, INSG amended HC2's Investors’ Rights Agreement where HC2 agreed to eliminate its board observation and nomination rights. As a result, HC2 lost its ability to exercise significant influence. HC2's equity investment in INSG security no longer qualifies to be accounted for under the equity method. Beginning in the third quarter of 2018, the investment will be recorded at fair value. The investment basis in INSG under the equity method had been reduced to zero as a result of losses incurred for the duration of the investment. On December 4, 2018, the Company sold its investment in INSG for a total consideration of $34.4 million. The Company recognized a net gain of $34.4 million as a result of both transactions recorded in Other income (expenses), net.

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	December 31, 2018			December 31, 2017
	Measurement Alternative	Equity Method	Fair Value	Cost Method	Equity Method	Fair Value
Common equity	$—	$2.1	$—	$—	$1.5	$—
Preferred equity	1.6	9.6	—	2.5	14.2	—
Derivatives	—	—	—	0.4	—	0.3
Other	—	59.2	—	—	66.6	—
Total	$1.6	$70.9	$—	$2.9	$82.3	$0.3

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized financial information for equity method investees not consolidated for the years ended December 31, 2018, 2017, and 2016 were as follows (information for one of the investees is reported on a one month lag, in millions):

	Years Ended December 31,
	2018	2017	2016
Net revenue	$382.9	$481.5	$558.2
Gross profit	$98.8	$122.1	$164.9
Income (loss) from continuing operations	$38.7	$7.6	$51.7
Net income (loss)	$30.9	$(17.5)	$(11.1)

Current assets	$282.5	$357.3	$285.5
Noncurrent assets	$90.5	$188.3	$278.8
Current liabilities	$177.0	$227.2	$184.1
Noncurrent liabilities	$19.5	$161.0	$131.6

Net Investment Income

The major sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Fixed maturity securities, available-for-sale at fair value	$98.3	$59.4	$54.7
Equity securities	5.4	2.6	2.2
Mortgage loans	7.3	2.5	0.5
Policy loans	1.2	1.2	1.2
Other invested assets	4.8	0.6	0.3
Gross investment income	117.0	66.3	58.9
External investment expense	(0.4)	(0.2)	(0.9)
Net investment income	$116.6	$66.1	$58.0

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Realized gains on fixed maturity securities	$5.6	$4.4	$4.9
Realized losses on fixed maturity securities	(1.5)	(1.0)	(2.4)
Realized gains on equity securities	0.3	1.0	4.5
Realized losses on equity securities	—	(0.6)	(0.3)
Net unrealized gains (losses) on equity securities	(11.6)	—	—
Net unrealized gains (losses) on derivative instruments	0.3	1.2	(1.5)
Impairment losses	(1.5)	—	(0.2)
Net realized and unrealized gains (losses)	$(8.4)	$5.0	$5.0

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

December 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.4	$6.1	$19.3	$—
States, municipalities and political subdivisions	421.9	—	421.9	—
Residential mortgage-backed securities	94.4	—	75.4	19.0
Commercial mortgage-backed securities	93.9	—	35.7	58.2
Asset-backed securities	511.5	—	33.3	478.2
Corporate and other	2,244.5	6.6	2,152.9	85.0
Total fixed maturity securities	3,391.6	12.7	2,738.5	640.4
Equity securities
Common stocks	15.0	9.1	—	5.9
Perpetual preferred stocks	185.5	7.2	123.0	55.3
Total equity securities	200.5	16.3	123.0	61.2
Total assets accounted for at fair value	$3,592.1	$29.0	$2,861.5	$701.6

Liabilities
Embedded derivative	$8.4	$—	$—	$8.4
Other	3.5	—	—	3.5
Total liabilities accounted for at fair value	$11.9	$—	$—	$11.9

December 31, 2017		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$15.7	$5.1	$10.6	$—
States, municipalities and political subdivisions	395.4	—	389.4	6.0
Foreign government	6.0	—	6.0	—
Residential mortgage-backed securities	104.9	—	90.3	14.6
Commercial mortgage-backed securities	30.5	—	18.3	12.2
Asset-backed securities	147.9	—	14.2	133.7
Corporate and other	640.2	2.1	611.8	26.3
Total fixed maturity securities	1,340.6	7.2	1,140.6	192.8
Equity securities
Common stocks	5.0	4.8	—	0.2
Perpetual preferred stocks	42.5	7.6	28.5	6.4
Total equity securities	47.5	12.4	28.5	6.6
Derivatives	0.3	—	—	0.3
Total assets accounted for at fair value	$1,388.4	$19.6	$1,169.1	$199.7

Liabilities
Other	$4.8	$—	$—	$4.8
Total liabilities accounted for at fair value	$4.8	$—	$—	$4.8

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer out of Level 3 of $59.3 million and out of Level 3 of $62.9 million, primarily related to structured securities, during the years ended December 31, 2018 and 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2018 and 2017, respectively (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$—	$2.3	$—	$—	$(2.3)	$—
States, municipalities and political subdivisions	6.0	—	(0.1)	0.1	—	0.4	(6.4)	—
Residential mortgage-backed securities	14.6	0.2	0.2	33.7	(8.0)	8.1	(29.8)	19.0
Commercial mortgage-backed securities	12.2	(0.1)	(0.9)	47.5	(0.1)	1.8	(2.2)	58.2
Asset-backed securities	133.7	1.2	(31.6)	445.4	(79.8)	12.9	(3.6)	478.2
Corporate and other	26.3	(0.2)	(6.1)	116.8	(15.0)	24.8	(61.6)	85.0
Total fixed maturity securities	192.8	1.1	(38.5)	645.8	(102.9)	48.0	(105.9)	640.4
Equity securities
Common stocks	0.2	0.8	—	0.1	—	4.8	—	5.9
Perpetual preferred stocks	6.4	(0.5)	—	56.0	(0.4)	3.5	(9.7)	55.3
Total equity securities	6.6	0.3	—	56.1	(0.4)	8.3	(9.7)	61.2
Derivatives	0.3	(0.3)	—	—	—	—	—	—
Total financial assets	$199.7	$1.1	$(38.5)	$701.9	$(103.3)	$56.3	$(115.6)	$701.6

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2018
Liabilities
Embedded derivative	$—	$(4.1)	$—	$12.5	$—	$—	$—	$8.4
Other	4.7	(2.2)	—	1.2	(0.2)	—	—	3.5
Total financial liabilities	$4.7	$(6.3)	$—	$13.7	$(0.2)	$—	$—	$11.9

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2017
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$5.7	$(0.1)	$(0.1)	$0.5	$—	$1.6	$(1.6)	$6.0
Residential mortgage-backed securities	56.0	(0.4)	1.2	3.5	(9.0)	3.2	(39.9)	14.6
Commercial mortgage-backed securities	43.0	(0.3)	0.3	0.2	(10.1)	8.6	(29.5)	12.2
Asset-backed securities	73.2	1.2	1.5	149.0	(80.6)	1.1	(11.7)	133.7
Corporate and other	20.4	(3.4)	3.8	12.7	(7.9)	10.6	(9.9)	26.3
Total fixed maturity securities	198.3	(3.0)	6.7	165.9	(107.6)	25.1	(92.6)	192.8
Equity securities
Common stocks	4.6	(3.2)	0.2	0.1	—	0.3	(1.8)	0.2
Perpetual preferred stocks	—	—	0.3	—	—	6.1	—	6.4
Total equity securities	4.6	(3.2)	0.5	0.1	—	6.4	(1.8)	6.6
Derivatives	3.8	(1.6)	—	0.1	(2.0)	—	—	0.3
Total financial assets	$206.7	$(7.8)	$7.2	$166.1	$(109.6)	$31.5	$(94.4)	$199.7

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2016	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2017
Liabilities
Other	$16.3	$(11.5)	$—	$—	$(0.1)	$—	$—	$4.7
Total financial liabilities	$16.3	$(11.5)	$—	$—	$(0.1)	$—	$—	$4.7
Internally developed fair values of Level 3 assets represent less than 1% of the Company’s total assets. Any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

Fair Value of Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts for cash, accounts receivable, costs and recognized earnings in excess of billings, accounts payable, accrued expenses, billings in excess of costs and recognized earnings, and other current assets and liabilities approximate fair value due to relatively short periods to maturity (in millions):

December 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.6	$137.6	$—	$—	$137.6
Policy loans	19.8	19.8	—	19.8	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$159.0	$159.0	$—	$19.8	$139.2
Liabilities
Annuity benefits accumulated (1)	$244.0	$241.7	$—	$—	$241.7
Debt obligations (2)	702.5	703.0	—	703.0	—
Total liabilities not accounted for at fair value	$946.5	$944.7	$—	$703.0	$241.7

December 31, 2017			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$52.1	$52.1	$—	$—	$52.1
Policy loans	17.9	17.9	—	17.9	—
Other invested assets	3.0	3.7	—	—	3.7
Total assets not accounted for at fair value	$73.0	$73.7	$—	$17.9	$55.8
Liabilities
Annuity benefits accumulated (1)	$243.2	$240.4	$—	$—	$240.4
Debt obligations (2)	544.2	552.4	—	552.4	—
Total liabilities not accounted for at fair value	$787.4	$792.8	$—	$552.4	$240.4
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,
	2018	2017
Contracts in progress	$188.2	$167.8
Trade receivables	127.5	106.9
Unbilled retentions	65.6	51.0
Other receivables	4.2	0.4
Allowance for doubtful accounts	(6.3)	(3.7)
Total accounts receivable	$379.2	$322.4

8. Inventory

Inventory is recognized in the consolidated balance sheets within Other assets, and consists of the following (in millions):

	December 31,
	2018	2017
Raw materials and consumables	$19.3	$11.8
Work in process	1.6	0.7
Finished goods	0.4	0.2
	$21.3	$12.7

9. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		December 31, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Company of America	A+	$336.9	33.7%	$336.9	64.0%
Munich American Reassurance Company	A+	335.0	33.5%	—	—%
Loyal American Life Insurance Company	A	146.0	14.6%	140.5	26.7%
Manhattan Life Assurance Company of America	B+	89.5	8.9%	—	—%
Great American Life Insurance Company	A	54.5	5.4%	48.9	9.3%
Other		38.3	3.9%	—	—%
Total		$1,000.2	100.0%	$526.3	100.0%

During the year ended December 31, 2018, CGI recaptured two of their reinsurance treaties. The first of which received $161.4 million of cash, reduced its ceded reinsurance by $140.8 million and recognizing a gain of $20.6 million, included in Other income (expenses), net. The second recapture received $168.0 million of cash, reduced its ceded reinsurance by $141.7 million and recognizing a gain of $26.3 million, included in Other income (expenses), net.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Property, Plant, and Equipment, net

Property, plant, and equipment consists of the following (in millions):

	December 31,
	2018	2017
Cable-ships and submersibles	$251.1	$251.8
Equipment, furniture and fixtures, and software	148.0	127.4
Building and leasehold improvements	47.3	34.6
Land	32.8	30.3
Construction in progress	12.9	20.0
Plant and transportation equipment	12.0	6.6
	504.1	470.7
Less: Accumulated depreciation	127.8	96.0
Total	$376.3	$374.7

Depreciation expense was $46.6 million, $35.8 million, and $28.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts included $7.0 million, $5.3 million, and $4.4 million of depreciation expense within cost of revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018 and December 31, 2017, total net book value of equipment under capital leases consisted of $40.0 million and $45.3 million of cable-ships, submersibles, and equipment.

In 2018, ANG recorded an impairment expense of $0.7 million, $0.4 million due to station performance and $0.3 million related to the abandonment of a station development project. In 2017, NerVve recorded an impairment of $1.2 million. Computer software and other fixed assets were written down to zero as a result of deteriorated business conditions. Impairment expenses recorded on property, plant and equipment are included in Other operating (income) expenses in our Consolidated Statements of Operations for the year ended December 31, 2018 and 2017, respectively.

11. Goodwill and Intangibles, net

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Broadcasting	Other	Total
Balance at December 31, 2016	$36.3	$2.5	$2.6	$3.4	$47.3	$3.6	$—	$2.4	$98.1
Measurement period adjustment	—	—	(0.5)	—	—	—	—	—	(0.5)
Acquisitions	2.3	11.8	—	—	—	—	20.6	—	34.7
Impairments	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2017	38.6	14.3	2.1	3.4	47.3	3.6	20.6	1.8	131.7
Measurement period adjustment	—	—	—	—	—	—	0.8	—	0.8
Acquisitions	43.6	—	—	1.0	—	—	—	—	44.6
Dispositions	—	—	—	—	—	(3.6)	—	(1.8)	(5.4)
Balance at December 31, 2018	$82.2	$14.3	$2.1	$4.4	$47.3	$—	$21.4	$—	$171.7

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consists of the following (in millions):

	December 31,
	2018	2017
FCC licenses	$120.6	$76.4
State licenses	2.5	2.5
Developed technology	—	6.4
Total	$123.1	$85.3

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

In 2018, FCC licenses increased $44.2 million, $45.0 million through acquisitions, partially offset by $0.6 million of measurement period adjustments and $0.2 million of impairments driven by non-strategic licenses dismissed by the FCC.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$25.9	$(5.9)	$20.0	$14.0	$(4.5)	$9.5
Customer relationships	10 Years	53.6	(7.2)	46.4	21.7	(4.7)	17.0
Channel sharing arrangement	40 Years	25.2	—	25.2	—	—	—
Developed technology	5 Years	1.2	(1.2)	—	3.8	(3.6)	0.2
Other	4 Years	5.5	(1.0)	4.5	5.4	(0.3)	5.1
Total		$111.4	$(15.3)	$96.1	$44.9	$(13.1)	$31.8

Amortization expense for amortizable intangible assets was $4.9 million, $5.4 million, and $3.8 million for the years ended December 31, 2018, 2017, and 2016 respectively, and was included in Depreciation and amortization in the Consolidated Statements of Operations.

VOBA

VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business and recorded amortization increases net income for the respective period. Total negative amortization recorded for the years ended December 31, 2018, 2017, and 2016 was $12.8 million, $4.6 million and $3.9 million, respectively.

Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization of amortizable intangible assets and VOBA for the next five fiscal years will be as follows (in millions):

	Estimated Amortization
	Definite Lived Intangible Assets	Negative VOBA
2019	$11.8	$(22.2)
2020	8.1	(20.9)
2021	7.9	(19.7)
2022	7.8	(18.5)
2023	6.9	(17.2)
Thereafter	53.6	(146.1)
Total	$96.1	$(244.6)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	December 31,
	2018	2017
Long-term care insurance reserves	$4,142.5	$1,453.4
Other accident and health insurance reserves	222.8	140.6
Traditional life insurance reserves	196.8	100.0
Total life, accident and health reserves	$4,562.1	$1,694.0

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves in scope of the ASU 2015-09 disclosure requirements (in millions):

	Years Ended December 31,
	2018	2017
Beginning balance	$243.5	$227.0
Less: recoverable from reinsurers	(100.6)	(97.9)
Beginning balance, net	142.9	129.1

Opening balance due to business acquired	295.4	—
Less: recoverable from reinsurers	(55.9)	—
Net Balance of business acquired	239.5	—
Incurred related to insured events of:
Current year	216.6	55.4
Prior years	81.6	(1.3)
Total incurred	298.2	54.1
Paid related to insured events of:
Current year	(15.0)	(6.7)
Prior years	(72.1)	(38.5)
Total paid	(87.1)	(45.2)
Interest on liability for policy and contract claims	8.8	4.9
Ending balance, net	602.3	142.9
Add: recoverable from reinsurers	136.4	100.6
Ending balance	$738.7	$243.5

The Company experienced unfavorable claims reserve development of $81.6 million in 2018 and favorable claims reserve development of $1.3 million in 2017. Much of this deficiency is due to the (i) recapture of two reinsurance treaties that covered the KIC business post acquisition (ii) strengthening of the morbidity assumptions for the KIC claim reserves and (iii) development of claim termination rates and care transition settings.

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	December 31,
	2018	2017
Accounts payable	$104.7	$119.2
Accrued interconnection costs	103.0	73.4
Accrued expenses and other current liabilities	83.4	99.5
Accrued payroll and employee benefits	44.2	44.4
Accrued interest	8.8	4.6
Accrued income taxes	0.8	6.4
Total accounts payable and other current liabilities	$344.9	$347.5

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Debt Obligations

Debt obligations consist of the following (in millions):

	December 31,
	2018	2017
Construction
LIBOR plus 5.85% Note, due in 2023	$80.0	$—
LIBOR plus 1.50%, due in 2023	34.0	19.7
LIBOR plus 2.5%, due in 2019	—	6.7
Marine Services
Obligations under capital leases	40.4	48.5
7.49% Note, due in 2019	14.0	—
10% Notes, due 2018	—	7.5
Notes payable and revolving lines of credit, various maturity dates	12.9	16.2
Energy
5.0% Term Loan due in 2022	12.4	13.7
4.5% Note due in 2022	11.3	12.5
Other, various maturity dates	3.2	4.3
Life Sciences
Notes due in 2019	1.7	1.8
Broadcasting
8.50% Secured Note due 2019(1)	35.0	—
Other, various maturity dates	11.1	10.1
LIBOR plus applicable margin Bridge Note, due in 2018	—	60.0
Other
Notes payable, various maturity dates	—	0.1
Non-operating Corporate
11.5% Senior Secured Notes, due in 2021	470.0	—
7.5% Convertible Senior Notes, due in 2022	55.0	—
11.0% Senior Secured Notes, due in 2019	—	400.0
Total	781.0	601.1
Issuance discount, net and deferred financing costs	(37.1)	(7.9)
Debt obligations	$743.9	$593.2
(1) On January 22, 2019, HC2 Broadcasting issued an additional $7.5 million of 8.5% notes to institutional investors and increased the capacity of the Stations Notes by $15.0 million to $50.0 million.

Aggregate capital lease and debt payments, including interest are as follows (in millions):

	Capital Leases	Debt	Total
2019	$10.5	$159.0	$169.5
2020	10.2	81.1	91.3
2021	10.0	543.0	553.0
2022	9.8	75.2	85.0
2023	4.3	81.1	85.4
Thereafter	3.6	12.5	16.1
Total minimum principal & interest payments	48.4	951.9	1,000.3
Less: Amount representing interest	(7.0)	(212.3)	(219.3)
Total aggregate capital lease and debt payments	$41.4	$739.6	$781.0

The interest rates on the capital leases range from approximately 10.7% to 12.5%.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Construction

Wells Fargo Facility

DBMG has a Credit and Security Agreement ("Wells Fargo Facility") with Wells Fargo Bank, National Association ("Wells Fargo"). Under the initial terms of the agreement, Wells Fargo agreed to advance up to a maximum amount of $50.0 million to DBMG, including up to $14.5 million of letters of credit (the "Revolving Line"). The Revolving Line had a floating interest rate based on LIBOR plus 2.0%, required monthly interest payments, and was due in April 2019.

The Wells Fargo Facility allows for the issuance by DBMG of additional loans in the form of notes of up to $10.0 million ("Real Estate Term Advance"), at LIBOR plus 2.5% and the issuance of a note payable of up to $15.0 million, ("Real Estate Term Advance 2") at LIBOR plus 2.5%, each as separate tranches of debt under the Wells Fargo Facility.

On April 5, 2018, the Wells Fargo Facility was amended, increasing the maximum advance amount under the Revolving Line to $70.0 million, modifying the floating interest rate to daily three month LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to daily three month LIBOR plus 2.25% with a maturity date of April 30, 2024.

On July 24, 2018, the Wells Fargo Facility was amended, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at daily three month LIBOR plus 2.5%. The temporary borrowing base increase and related interest had an initial maturity date of October 23, 2018, subsequently extended to November 30, 2018.

On November 30, 2018, the Wells Fargo Facility was amended, increasing the maximum advance amount under the Revolving Line to up to $80.0 million. As of December 31, 2018, $15.4 million was issued through term loans and $18.7 million through the revolver. In addition, $8.4 million in outstanding letters of credit were issued under the Wells Fargo Facility, of which zero has been drawn.

TCW Loan

On November 30, 2018, DBMG and its subsidiaries entered into a financing agreement with TCW Asset Management Company LLC ("TCW"), for the aggregate principal amount of $80.0 million (the "TCW Loan"). The net proceeds from the TCW Loan were used to refinance the debt assumed and closing costs of the GrayWolf acquisition.  The TCW Term Loan matures on the earlier of (a) November 30, 2023; (b) the maturity date of the Wells Fargo Facility; and (c) the 60 days prior to the maturity of the Senior Secured Notes and/or Convertible Notes if, on that day (and solely for so long as), any of such indebtedness remain outstanding. The TCW Loan will bear interest at a rate of 5.85% above the three month LIBOR .

Marine Services

Shawbrook Loan

On April 4, 2018, GMSL entered into a 7.49% fixed interest only loan, due April 3, 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million at issuance ("Shawbrook Loan"), the net proceeds used to fund capital expenditures, being mainly upgrades to cable ships, and working capital requirements on installation contracts.

On September 21, 2018, GMSL refinanced the Shawbrook loan, extending the principal balance to £11.0 million, or approximately $14.4 million at issuance, and extending the maturity date to September 21, 2019. The net proceeds were used to pay the principal balance of the original Shawbrook loan and repay the debt associated with the purchase of the Fugro trenching business acquisition.

Fugro Acquisition

As part of the Fugro trenching business acquisition in 2017, GMSL issued to Fugro a $7.5 million secured loan, which bears interest, payable quarterly, at 4% per annum through January 11, 2018, and at 10% per annum thereafter, and matures 363 days following the acquisition. In September 2018, GMSL repaid the note in full.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Energy

Term Loans

In May 2017, ANG entered into a term loan with M&T Bank for $12.0 million. The loan bears fixed interest annually at 5.00% and matures in 2022. During the third quarter 2017, ANG drew on the term loan for an additional $2.5 million at 4.85%.

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer Savings Bank ("Pioneer") into a new term loan. The principal balance outstanding bears fixed interest at a fixed rate annually equal to 4.5% and matures in 2022. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision that bears interest at monthly LIBOR plus 3.0% (the "Pioneer Demand Note"). In September 2017, ANG increased the availability under the Pioneer Demand Note to $1.5 million. As of December 31, 2018, there was $11.3 million aggregate principal outstanding under the Pioneer term loan and $1.1 million drawn under the Pioneer Demand Note.

Insurance

In July 2018, in connection with the signed agreement to purchase the long-term care block of Humana, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. The Surplus Note was paid in full on August 17, 2018.

Life Sciences

R2 Notes

In December 2017, R2 issued 11% secured convertible drawdown promissory notes for $1.25 million, maturing on December 2018. In 2018, R2 drew on the notes for an additional $0.5 million, and entered into an amendment extending the maturity date to December 2019.

In December 2017, R2 issued $0.5 million to its licensors in satisfaction for amounts owed as part of a milestone payment. The $0.5 million principal balance was paid in full in August 2018.

Broadcasting

On November 9, 2017, HC2 Broadcasting entered into a $75.0 million bridge loan (the "Bridge Loan") pari passu with the 11.0% Senior Secured Notes. The Bridge Loan was guaranteed by HC2 and each of the other guarantors of the 11.0% Notes and ranked pari passu to, and was equally and ratably secured with HC2's 11.0% Notes. The Bridge Loan was used to finance acquisitions in the broadcast television distribution market. HC2 Broadcasting borrowed $45.0 million of principal amount of the Bridge Loan on the same day at LIBOR plus applicable margin. On December 15, 2017, HC2 Broadcasting borrowed an additional $15.0 million of principal amount at LIBOR plus applicable margin.

On February 4, 2018, HC2 Broadcasting entered into a First Amendment to the Bridge Loan to extend the Agreement to add an additional $27.0 million in principal borrowing capacity to the existing credit agreement. On February 6, 2018, HC2 Broadcasting borrowed $42.0 million in principal amount of the Bridge Loan at LIBOR plus applicable margin, the net proceeds of which were used to finance certain acquisitions, to pay fees, costs and expenses relating to the Bridge Loan, and for general corporate purposes.

The Bridge Loan of $102.0 million was repaid as part of the May 7, 2018 HC2 financing transaction. As part of the transaction, the Broadcasting segment recorded a loss on extinguishment of debt of $2.5 million, which was recorded in Other income (expenses), net in the Consolidated Financial Statements.

On August 7, 2018, certain subsidiaries of the Broadcasting segment entered into several financing transactions, generating approximately $38.1 million of proceeds. Included in these financing transactions were HC2 Station Group, Inc.'s, and LPTV's issuance of a $35.0 million 364-day Secured Note (the "Stations Note") to certain institutional investors. The Secured Note bears interest at a rate of 8.50%, payable at maturity. The Stations Note was used to finance certain acquisitions and for general corporate purposes.

Non-operating Corporate

In January 2017, HC2 issued an additional $55.0 million in aggregate principal amount of its 11.0% Notes (the "11.0% Notes"). HC2 used a portion of the proceeds from the issuance to repay all $35.0 million in outstanding aggregate principal amount of HC22's 11.0% bridge note.

In June 2017, HC2 issued an additional $38.0 million of aggregate principal amount of its 11.0% Notes to investment funds affiliated with three institutional investors in a private placement offering.

On May 7, 2018, HC2 closed on $110.0 million aggregate principal amount of 11.0% Notes. The Notes were issued at a price of 102.0% of principal amount, which resulted in a premium of $2.2 million. The Company used the net proceeds from the issuance of the Notes to refinance the Bridge Loan at our Broadcasting segment.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On November 20, 2018, HC2 repaid its 11.0% Notes, and issued $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Senior Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due June 1, 2022 (the "Convertible Notes"). The Senior Secured Notes and Convertible notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes have an effective interest rate of 17.54% which reflects $12.5 million discount due to the bifurcated conversion feature and $1.9 million deferred financings fees.

The Company accounted for the transaction under the debt extinguishment model as the present value cashflows under the terms of the Senior Secured Notes and Convertible Notes was at least 10% different from the present value of the remaining cash flows under the 11.0% Notes. Unamortized debt issuance costs and net original issuance premium in the amount of $2.6 million, recorded within Other income (expenses), net.

Senior Secured Notes

The Senior Secured Notes were issued under an indenture dated November 20, 2018, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The Senior Secured Notes were issued at 98.75% of par, which translated into a discount of $5.9 million.

Convertible Notes

The Convertible Notes were issued under a separate indenture dated November 20, 2018, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The Convertible Notes were issued at 100% of par.

Each $1,000 of principal of the Convertible Notes will initially be convertible into 228.3105 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.38 per share, subject to adjustment upon the occurrence of specified events.

In accordance with ASC Topic 815-15, Derivatives and Hedging, the embedded conversion feature contained in the Convertible Notes is required to be bifurcated and recorded as a derivative liability and marked to market in each reporting period. The embedded conversion feature had a fair value of $12.5 million on the transaction date, which was recorded as a discount on the Convertible Notes and included within Other liabilities on our Consolidated Balance Sheets. The fair value of the embedded conversion feature was $8.4 million as of December 31, 2018, the change in fair value from the transaction date being recorded within Other income (expenses), net.

In conjunction with the issuance of the Convertible Notes, the Company incurred a consent fee payable to preferred stockholders of $3.8 million. This fee was recorded within the Preferred stock and deemed dividends line item of the Consolidated Statements of Operations as a deemed dividend.

At December 31, 2018, the Convertible Notes had a carrying value of $40.9 million and an unamortized discount of $12.2 million. Based on the closing price of our common stock of $2.64 on December 31, 2018, the if-converted value of the Convertible Notes did not exceed its principal value.

For the year ended December 31, 2018, interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible notes was $0.5 million and $0.3 million, respectively.

15. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Current: Federal	$0.5	$17.4	$20.9
State	3.6	3.2	2.1
Foreign	1.0	0.6	1.5
Subtotal Current	5.1	21.2	24.5
Deferred: Federal	(1.4)	(9.5)	26.7
State	(0.2)	0.2	0.4
Foreign	(1.1)	(1.2)	—
Subtotal Deferred	(2.7)	(10.5)	27.1
Income tax (benefit) expense	$2.4	$10.7	$51.6

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
US	$179.6	$(56.3)	$(71.6)
Foreign	2.7	16.5	25.8
Income (loss) from continuing operations before income taxes	$182.3	$(39.8)	$(45.8)

The provisions (benefits) for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Years Ended December 31,
	2018	2017	2016
Tax provision (benefit) at federal statutory rate	$38.3	$(13.9)	$(16.0)
Permanent differences	1.5	0.5	1.6
State tax (net of federal benefit)	6.2	2.4	1.8
Foreign rate differential	(0.9)	(1.5)	1.5
Minority interest	(4.6)	—	—
Executive and stock compensation	3.5	0.6	1.4
Adjustment to net operating losses	15.6	(7.6)	—
Increase (decrease) in valuation allowance	(43.8)	6.3	57.8
Transaction costs	1.5	2.3	1.2
Tax credits generated/utilized	—	(0.2)	(0.4)
Outside basis difference	—	1.1	2.7
Gain/Loss on Sale or Deconsolidation of a Subsidiary	5.7	—	—
Bargain Purchase Gain	(24.2)	—	—
Other	3.6	(0.4)	—
Transition to the U.S. Tax Cuts and Jobs Act	—	21.1	—
Income tax expense	$2.4	$10.7	$51.6

On December 22, 2017, the U.S. enacted of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (TCJA), making significant changes to the Internal Revenue Code. Changes include, but are not limited to, reducing the federal corporate tax rate from 35% to 21%, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (AMT), 100% expensing for certain business assets, repealing the Sec. 199 deduction, changing the rules related to uses and limitation of NOLs for tax years beginning after December 31, 2017 and a one- time transition tax on the mandatory deemed repatriation of foreign earnings.

As a result of the enactment of TCJA on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides that the measurement period is complete when a company’s accounting is complete, but should not extend beyond one year from the enactment date. During the year ended December 31, 2018, the Company has not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the TCJA. While our accounting for the recorded impact of the TCJA is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods.

Beginning January 1, 2018, the Company is subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income (GILTI), Base Erosion and Anti-Abuse Tax (BEAT), and the Section 163(j) interest limitation rules which the Company has included the impact of each of these provisions in their overall tax expense for the twelve months ended December 31, 2018. The Company will continue evaluating the impact of these provisions as additional guidance is issued by the IRS. As of December 31, 2018, we have adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the GILTI provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of December 31, 2018.

For the year ended December 31, 2016, the Company’s effective tax rate was unfavorably impacted by the establishment of valuation allowances totaling $57.8 million, primarily attributed to management’s conclusion that it was more-likely-than-not that the deferred tax assets of our HC2 U.S. consolidated group and the Insurance Company would not be realized.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Deferred tax assets	$407.2	$210.3
Valuation allowance	(126.7)	(133.5)
Deferred tax liabilities	(308.7)	(85.8)
Net deferred taxes	$(28.2)	$(9.0)

	December 31,
	2018	2017
Allowance for bad debt	$—	$0.2
Basis difference in intangibles	(21.0)	(11.6)
Equity investments	—	5.7
Net operating loss carryforwards	97.0	49.0
Basis difference in fixed assets	(14.7)	(2.9)
Deferred compensation	11.7	14.0
Foreign tax credit	—	1.2
Capital loss carryforwards	—	2.2
Insurance company investments	(264.2)	(59.3)
UK trading loss carryforward	37.8	49.7
Unrealized gain/loss in OCI	—	0.1
Sec. 163(j) carryforward	15.9	—
Insurance claims and reserves	163.6	57.0
Value of insurance business acquired ("VOBA")	53.8	9.1
Start-up cost	—	1.2
Deferred acquisition costs	13.4	5.7
Other	5.2	3.2
Valuation allowance	(126.7)	(133.5)
Net deferred taxes	$(28.2)	$(9.0)

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the HC2 Holdings, Inc. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2018 and is forecasting losses in the near future, which provide negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the Insurance Company for each of the reporting periods. Included in this assessment was the Insurance Company’s historical operating results over the prior three-year period. Additional positive and negative evidence was considered including the timing of the reversal of the deferred tax assets and liabilities, and projections of future income from the runoff of the insurance business. During 2018, the Insurance Company acquired Humana’s long-term care business, Kanawha Insurance Company (“KIC”). Included in the 2018 operating income is a one-time bargain purchase gain of $115.4 million related to the KIC acquisition, and a $47.0 million gain on the recapture of two reinsurance treaties, both of the bargain purchase gain and the gain on recapture are special events in 2018 that are not reflective of the combined entity’s core operating results. After excluding such one-time events, the Company including KIC has a relatively large cumulative loss. Based on the weight of the positive and negative evidence, Management concluded that it is more likely than not that the Insurance Company’s net deferred tax assets will not be realized.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Management noted that the trend of earnings results in the Insurance Company is positive, as the 2018 adjusted earnings are close to break even after excluding one-time events. Given the continued improvement in the Insurance Company’s operations and profitability levels, it is reasonably possible that positive evidence will be sufficient to release a material amount of the Insurance Company’s valuation allowance recorded against the deferred tax assets of December 31, 2018. Release of the valuation allowance would result in a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Insurance Company is able to achieve. Management will continue to evaluate the Insurance Company’s cumulative income position and income trend on a quarterly basis, as well as future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a release of the valuation allowance.

Valuation allowances have been maintained against deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses, and losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

As of December 31, 2018, the Company had foreign operating loss carryforwards of approximately $223.7 million. Of the foreign NOLs, $209.9 million were generated by GMSL’s historical non-tonnage tax operations.

At December 31, 2018, the Company has U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $116.3 million, of which $87.9 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. The annual limitation relates to ownership changes that occurred in 2015 and 2014 and acquired NOLs in connection with the DBM Global’s acquisition of GrayWolf. Additionally, the Company has $277.3 million of U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 U.S. consolidated income tax return, including $214.6 million from the Insurance segment. $11.4 million is subject to an annual limitation under Section 382 of the Internal Revenue Code. The annual limitation relates to ownership changes that occurred in 2017 and acquired NOLs in connection with HC2’s acquisition of DTV America.

Pursuant to the rules under Section 382, the Company believes that it underwent an ownership change on May 29, 2014. This conclusion is based on an analysis of Schedule 13D and Schedule 13G filings over the prior three years made with the SEC and the impact resulting from the May 29, 2014 preferred stock issuance. Due to the Section 382 limit resulting from the ownership change, approximately $146.2 million of the Company’s net operating losses will expire unused. The $146.2 million in expiring NOLs were derecognized in the consolidated financial statements as of December 31, 2014. The remaining pre-change NOL’s of $46.1 million recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million.

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

The purchase of GrayWolf Industrial on November 30, 2018 triggered a Section 382 ownership change. $35.4 million of federal net operating losses are subject to an annual limitation of $2.9 million for the first five years beginning in 2019 and $1.1 million afterwards through 2036. The Company will continue to analyze the Section 382 limitation on the acquired net operating losses during the one year measurement period and any adjustments will be made accordingly.

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

The Company did not have any unrecognized tax benefits as of December 31, 2018, 2017 and 2016, related to uncertain tax positions.

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2018 remain open for examination.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Commitments and Contingencies

Future minimum lease payments under purchase obligations and non-cancellable operating leases are as follows (in millions):

	Purchase Obligations	Operating Leases
2019	$111.6	$22.0
2020	4.3	18.7
2021	—	16.4
2022	—	8.8
2023	—	6.8
Thereafter	—	20.3
Total obligations	$115.9	$93.0

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year.

The Company’s expense under operating leases was $19.1 million, $11.6 million and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

CGI Producer Litigation

On November 28, 2016, CGI, a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017, the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit and intends to vigorously defend against them.

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the Defendants).  The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to Court approval.  On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion remains pending. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of December 31, 2018, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. GMSL believes that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and intends to defend its interests vigorously.

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

The matching contribution made during each of the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.1 million, and $0.1 million, respectively.

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

DBMG made contributions to various Pension Trusts of $12.2 million and $7.0 million during the years ended December 31, 2018 and 2017, respectively. DBMG’s funding policy is to make monthly contributions to the plan. DBMG’s employees represent less than 5% of the participants in the Pension Trusts.

DBMG maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions of 100% of the first 1%, and 50% of the next 5% of employee annual salary contributions, depending on the subsidiary. The matching contributions for the years ended December 31, 2018 and 2017 was $1.2 million and $1.4 million, respectively.

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

The defined benefit section of the Global Marine Systems Pension Plan is funded by the payment of contributions determined with the advice of qualified independent actuaries on the basis of triennial valuations using the projected unit method. The most recent full actuarial valuation was conducted as of December 31, 2016 valuation, for the purpose of determining the funding requirements of the plan. The main assumptions used were as follows:

Assumption
Retail price inflation	Break even RPI curve
Consumer price inflation	RPI inflation curve less 1.1%
Rate of return on investments (post-retirement)	Fixed interest gilt yield curve plus 0.7%
At the actuarial valuation date the market value of the defined benefit section’s assets (in millions)	$173.3
On a statutory funding objective basis the value of these assets covered the value of technical provisions by	80%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $12.7 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this deferral, the Company has provided secured assets in the form of the CWind Phantom crew transfer vessel and two trenchers. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. As of December 31, 2018, the fixed contributions are payable in installments, comprise approximately approximately $6.6 million in 2019, approximately $6.8 million in 2020, approximately $7.0 million in 2021 and approximately $3.0 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

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

For the year ended December 31, 2018, $3.8 million of contributions have been made to the Company's pension plans, comprising $2.6 million of fixed contributions and $1.1 million of profit-related contributions (based on 2015 profits). For the year ended December 31, 2017, GMSL made contributions of $3.0 million.

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

At the actuarial valuation date the market value of the total assets in the scheme amounted to $3.6 billion of which 0.08% ($2.8 million) relates to GMSL. On an on-going basis the value of these assets, together with the deficit contributions receivable of $394 million, covered the value of pensioner liabilities, preserved pension liabilities for former employees and the value of benefits for active members based on accrued service and projected salaries, to the extent of 99.7%.

Following the March 31, 2015 actuarial valuation, contributions are payable by the GMSL as follows:

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

The most recent full actuarial valuation was conducted as of December 31, 2016 for the purpose of determining the funding requirements of the plan. The principal actuarial assumptions used by the actuary were investment returns of 3.5% per year pre-retirement, 2.6% per year post-retirement, inflation of 3.7% per year and pension increases of 3.4% per year.

At the valuation date the market value of the assets amounted to $2.6 million. The results show a past service shortfall of $1.0 million corresponding to a funding ratio of 73%.

Following the December 31, 2016 actuarial valuation, contributions are as follows:

•	Six annual contributions of less than $0.2 million from December 31, 2019 to 2024 with a final contribution of $0.1 million on April 30, 2025.

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

The following table presents this reconciliation and shows the change in the projected benefit obligation for the Plans for the period from December 31, 2016 through December 31, 2018 (in millions):

Projected benefit obligation at December 31, 2016	$192.6
Service cost - benefits earning during the period	—
Interest cost on projected benefit obligation	5.7
Contributions	—
Actuarial loss	2.7
Benefits paid	(9.9)
Foreign currency gain	17.6
Projected benefit obligation at December 31, 2017	208.7
Service cost - benefits earning during the period	—
Interest cost on projected benefit obligation	5.3
Contributions	—
Actuarial loss	(11.6)
Benefits paid	(10.0)
Foreign currency loss	(11.1)
Projected benefit obligation at December 31, 2018	$181.3

The following table presents the change in the value of the assets of the Plans for the period from December 31, 2016 through December 31, 2018 and the plans’ funded status at December 31, 2018 (in millions):

Fair value of plan assets at December 31, 2016	$170.8
Actual return on plan assets	10.4
Benefits paid	(9.9)
Contributions	3.1
Foreign currency gain	15.8
Fair value of plan assets at December 31, 2017	190.2
Actual return on plan assets	(11.7)
Benefits paid	(10.0)
Contributions	3.8
Foreign currency loss	(9.5)
Fair value of plan assets at December 31, 2018	162.8
Unfunded status at end of year	$18.6

Amounts recognized in the consolidated balance sheets within Other assets and Other liabilities at December 31, 2018 and 2017 are listed below (in millions):

	December 31,
	2018	2017
Pension Asset	$—	$—
Pension Liability	18.6	18.6
Net amount recognized	$18.6	$18.6

The accumulated benefit obligation for the Plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. As of December 31, 2018 contributions of $6.6 million were due to be payable to the Plans.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs

The aggregate net pension cost recognized in the consolidated statements of operations were benefits of $4.6 million and $2.1 million, and cost of $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Service cost - benefits earning during the period	$—	$—	$—
Interest cost on projected benefit obligation	5.3	5.7	6.7
Expected return on assets	(7.5)	(7.8)	(7.1)
Actuarial loss	6.7	0.1	2.8
Foreign currency gain (loss)	0.1	(0.1)	(0.2)
Net pension (benefit) cost	$4.6	$(2.1)	$2.2

Of the amounts presented above, income of $2.1 million has been included in cost of revenue and loss of $6.7 million included in other comprehensive income for the year ended December 31, 2018, and income of $2.1 million has been included in cost of revenue and gain of $0.1 million included in other comprehensive income for the year ended December 31, 2017.

In determining the net periodic pension cost for the Plans, GMSL used the following weighted average assumptions: the pension increase assumption is that for benefits increasing with RPI limited to 5% per year, to which the majority of the Plan’s liabilities relate. GMSL employs a building block approach in determining the long-term rate of return of pension plan assets. Historical markets are studied and assets with higher volatility are assumed to generate higher returns consistent with widely accepted capital market principles. The overall expected rate of return on assets is then derived by aggregating the expected return for each asset class over the actual asset allocation for the Plans as of December 31, 2018.

	Years Ended December 31,
	2018	2017	2016
Discount rate	2.60%	2.60%	2.85%
Rate of compensation increases (MNOPF only)	N/A	NA	N/A
Rate of future RPI inflation	3.15%	3.15%	3.20%
Rate of future CPI inflation	2.05%	2.05%	2.10%
Pension increases in payment	3.00%	3.00%	3.05%
Long-term rate of return on assets	3.99%	4.01%	3.17%

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

The following tables present the after-tax changes in benefit obligations recognized in comprehensive income and the after-tax prior service credits that were amortized from AOCI into net periodic costs are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Net loss (gain)	$4.9	$2.3	$2.2
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$4.9	$2.3	$2.2

	Years Ended December 31,
	2018	2017
Actuarial (gain) loss	$6.7	$0.1
Total recognized in other comprehensive (income) loss	$6.7	$0.1

There is zero estimated loss for pension benefits to be amortized from AOCI into net periodic benefit cost in fiscal year 2018.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Estimated Future Benefit Payments

Expected benefit payments are estimated using the same assumptions used in determining the Plan’s benefit obligation at December 31, 2018. Because benefit payments will depend on future employment and compensation levels, average years employed, average life spans, and payment elections, among other factors, changes in any of these factors could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and post-retirement plans (in millions):

Expected Benefit Payments
2019	$9.7
2020	10.0
2021	10.3
2022	10.6
2023	10.9
Thereafter	59.1
Total	$110.6

Aggregate expected contributions in the coming fiscal year are expected to be $6.6 million.

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

The Plans’ weighted-average asset targets and actual allocations as a percentage of Plan assets, including the notional exposure of future contracts by asset categories at December 31, 2018, are as follows:

	Target	December 31, 2018
Liability hedging	33.2%	45.5%
Equities	18.3%	13.8%
Hedge funds	26.5%	28.9%
Corporate bonds	16.1%	10.6%
Property	5.4%	1.2%
Other	0.5%	—%
Total	100.0%	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investment Valuation

GMSL’s plan investments related to the Global Marine Systems Pension Plan consist of the following (in millions):

	December 31,
	2018	2017
Equities	$29.6	$38.6
Liability Hedging Assets	52.5	66.7
Hedge Funds	42.8	46.4
Corporate Bonds	25.8	25.7
Property	8.6	8.8
Other	0.7	0.6
Total market value of assets	160.0	186.8
Present value of liabilities	(178.6)	(205.4)
Net pension liability	$(18.6)	$(18.6)

GMSL’s plan investments related to the MNOPF consist of the following (in millions):

	December 31,
	2018	2017
Equities	$0.3	$0.3
Liability Hedging Assets	1.6	1.9
Hedge Funds	0.4	0.5
Corporate Bonds	0.4	0.5
Property	0.1	0.1
Total market value of assets	2.8	3.3
Present value of liabilities	(2.8)	(3.3)
Net pension asset (liability)	$—	$—

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the Global Marine Systems Pension Plan (in millions):

As of December 31, 2018	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$29.6	$29.6
Liability Hedging Assets	—	52.5	52.5
Hedge Funds	—	42.8	42.8
Corporate Bonds	—	25.8	25.8
Property	—	8.6	8.6
Other	0.4	0.3	0.7
Total Plan Net Assets	$0.4	$159.6	$160.0

As of December 31, 2017	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$38.6	$38.6
Liability Hedging Assets	—	66.7	66.7
Hedge Funds	—	46.4	46.4
Corporate Bonds	—	25.7	25.7
Property	—	8.8	8.8
Other	0.2	0.4	0.6
Total Plan Net Assets	$0.2	$186.6	$186.8

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the MNOPF (in millions):

	Fair Value Measurement Using:
	Level 3	Total	Level 3	Total
	As of December 31, 2018		As of December 31, 2017
Equities	$0.3	$0.3	$0.3	$0.3
Hedge Funds	0.4	0.4	0.5	0.5
Corporate Bonds	0.4	0.4	0.5	0.5
Liability Hedging Assets	1.6	1.6	1.9	1.9
Property	0.1	0.1	0.1	0.1
Total Plan Net Assets	$2.8	$2.8	$3.3	$3.3

The table below set forth a summary of changes in the fair value of the Level 3 pension assets for the period from December 31, 2016 through December 31, 2018 for the MNOPF (in millions):

Balance at December 31, 2016	$3.2
Actual return on plan assets	(0.1)
Contributions	—
Benefits paid	(0.2)
Foreign currency gain	0.3
Balance at December 31, 2017	3.2
Actual return on plan assets	(0.1)
Contributions	—
Benefits paid	(0.2)
Foreign currency loss	(0.2)
Balance at December 31, 2018	$2.7

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company granted 662,769 and 331,616 options during the years ended December 31, 2018 and 2017, respectively.

The weighted average fair value at date of grant for options granted during the years ended December 31, 2018, and 2017 was $2.91 and $2.72, respectively, per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Years Ended December 31,
	2018	2017	2016
Expected option life (in years)	0.88 - 5.84	0.39 - 6.10	4.70 - 6.00
Risk-free interest rate	2.24 - 2.85%	1.11 - 2.22%	1.27 - 1.35%
Expected volatility	47.51 - 47.89%	47.04 - 48.29%	39.58 - 55.58%
Dividend yield	—%	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $9.0 million, $5.2 million and $8.3 million for the years ended December 31, 2018 and 2017 and 2016, respectively. All grants are time based and vest either immediately or over a period of up to 4 years. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2016	115,921	$5.59
Granted	1,847,473	$5.41
Vested	(374,988)	$5.64
Unvested - December 31, 2017	1,588,406	$5.36
Granted	2,073,612	$6.21
Vested	(467,889)	$5.33
Forfeited	(162,660)	$5.70
Unvested - December 31, 2018	3,031,469	$5.93

As of December 31, 2018, the unvested restricted stock represented $10.0 million of compensation expense that is expected to be recognized over the weighted average remaining vesting period of approximately 2.1 years. The number of shares of unvested restricted stock expected to vest is 3,031,469.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2016	6,829,097	$6.58
Granted	331,616	$5.50
Exercised	(134,539)	$3.53
Expired	(36,318)	$9.00
Outstanding - December 31, 2017	6,989,856	$6.57
Granted	662,769	$5.45
Exercised	(274,037)	$4.37
Forfeited	(60,293)	$5.50
Expired	(157,434)	$9.00
Outstanding - December 31, 2018	7,160,861	$6.51

Eligible for exercise	5,877,428	$6.31

As of December 31, 2018, intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 6.2 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 5.9 years.

As of December 31, 2018, unvested stock options outstanding represented $1.6 million of compensation expense and are expected to be recognized over the weighted average remaining vesting period of 1.9 years. There are 1,283,433 unvested stock options expected to vest, with a weighted average remaining life of 7.4 years, a weighted average exercise price of $7.41, and an intrinsic value of zero.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

19. Equity

Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2018	2017
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	12,500
Series A-2 shares issued and outstanding	14,000	14,000

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

Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $4.25. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $7.04. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).

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

Liquidation Preference. The Series A Preferred Stock ranks at parity with the Series A-2 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company (any such event, a "Liquidation Event"), the holders of Preferred Stock are entitled to receive per share the greater of (i) the accrued value of the Preferred Stock, which amount would be multiplied by 150% in the event of a Liquidation Event occurring on or

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

prior to May 29, 2017, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Preferred Stock), and (ii) the value that would be received if the share of Preferred Stock were converted into common stock immediately prior to such occurrence. The Preferred Stock will rank junior to any existing or future indebtedness but senior to the common stock and any future equity securities other than any future senior or pari-passu preferred stock issued in compliance with the Certificates of Designation.

Voting Rights. Except as required by applicable law, the holders of the shares of each series of Preferred Stock are entitled to vote on an as-converted basis with the holders of the other series of Preferred Stock (on an as-converted basis) and holders of the Company’s common stock on all matters submitted to a vote of the holders of common stock. Certain series of Preferred Stock are entitled to vote with the holders of certain other series of Preferred Stock on certain matters, and separately as a class on certain limited matters. Subject to maintenance of certain ownership thresholds by the initial purchasers of the Series A Preferred Stock also have the right to vote shares of Preferred Stock as a separate class for at least one director, as discussed below under "Board Rights."

Consent Rights. For so long as any of the Preferred Stock is outstanding, consent of the holders of shares representing at least 75% of certain of the Preferred Stock then outstanding is required for certain material actions.

Participation Rights. Pursuant to the securities purchase agreements entered into with the initial purchasers of the Series A Preferred Stock and the Series A-2 Preferred Stock, subject to meeting certain ownership thresholds, certain purchasers of the Series A Preferred Stock and the Series A-2 Preferred Stock are entitled to participate, on a pro-rata basis in accordance with their ownership percentage, determined on an as-converted basis, in issuances of equity and equity linked securities by the Company. In addition, subject to meeting certain ownership thresholds, certain initial purchasers of the Series A Preferred Stock and the Series A-2 Preferred Stock will be entitled to participate in issuances of preferred securities and in debt transactions of the Company.

Preferred Share Activity

CGI Purchase

On December 18, 2018 and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, convertible into a total of 1,460,764 shares of the Company's common stock. The shares and dividends accrued related to the Series A Preferred shares owned by CGI are eliminated in consolidation.

DG Conversion

On May 2, 2017, the Company entered into an agreement with DG Value Partners, LP and DG Value Partners II Master Funds LP, holders (collectively, "DG Value") of the Company's Series A Preferred Stock and Series A-1 Preferred Stock, to convert and exchange all of DG Value's 2,308 shares of Series A Preferred Stock and 1,000 shares of Series A-1 Preferred Stock into a total of 803,469 shares of the Company's common stock. 17,500 shares of common stock issued in the conversion were issued as consideration for the agreement by DG Value to convert its Preferred Stock. The fair value of the 17,500 shares was $0.1 million on the date of issuance and was recorded as a deemed dividend.

Luxor and Corrib Conversions

On August 2, 2016, the Company converted the Preferred Shares of both Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( "Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock. In conjunction with the conversions, the Company agreed to provide the following two forms of additional consideration for as long as the Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration"):

•
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

•
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the year ended December 31, 2018, 117,734 and 13,245 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration issued in 2018 was valued by the Company at $0.8 million on the dates of issuance and was recorded within Preferred stock and deemed dividends line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During 2018, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2018

Declaration Date	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Holders of Record Date	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Payment Date	April 16, 2018	July 17, 2018	October 15, 2018	January 15, 2019
Total Dividend	$0.5	$0.5	$0.5	$0.5

2017

Declaration Date	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Holders of Record Date	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Payment/Accrual Date	April 17, 2017	July 17, 2017	October 16, 2017	January 16, 2018
Total Dividend	$0.6	$0.5	$0.5	$0.5

20. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $3.8 million and $3.6 million of expenses under the Services Agreement for the years ended December 31, 2018 and 2017, respectively.

In June 2018, the Company funded $0.8 million to Harbinger Capital Partners for a deposit in connection with its allocable portion of shared office space occupied by the Company.

GMSL

In November 2017, GMSL, acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred expenses with Fugro for various survey and other contractual services. For the year ended December 31, 2018, GMSL recognized $9.3 million of expenses for such services with Fugro.

The parent company of GMSL, GMH, incurred management fees of $0.6 million and $0.7 million for each of the years ended December 31, 2018 and 2017, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL has investments in various entities for which it exercises significant influence. A summary of transactions with such entities and balances outstanding are as follows (in millions):

	Years Ended December 31,
	2018	2017
Net revenue	$21.8	$25.2
Operating expenses	$4.8	$7.4
Interest expense	$1.3	$1.4
Dividends	$25.8	$4.4

	December 31,
	2018	2017
Accounts receivable	$5.0	$8.7
Debt obligations	$28.5	$35.3
Accounts payable	$2.2	$1.9

Life Sciences

In 2017, R2 secured convertible drawdown promissory notes of $1.5 million to a related party, Blossom Innovations, LLC. As of December 31, 2018, the note with Blossom Innovation, LLC had an outstanding balance of $1.1 million.

In 2018 R2 made a milestone payment to Blossom Innovations, LLC and MGH for $0.4 million.

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

		Years Ended December 31,
	Segment	2018	2017	2016
Customer A	Telecommunications	11.0%	*	*
* Less than 10% revenue concentration

Summary information with respect to the Company’s geographic and operating segments is as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Net Revenue by Geographic Region
United States	$1,757.7	$1,447.1	$1,115.3
United Kingdom	192.2	158.3	418.0
Other	26.8	28.7	24.8
Total	$1,976.7	$1,634.1	$1,558.1

	Years Ended December 31,
	2018	2017	2016
Net revenue
Construction	$716.4	$579.0	$502.6
Marine Services	194.3	169.5	161.9
Energy	20.7	16.4	6.4
Telecommunications	793.6	701.9	735.0
Insurance	217.1	151.6	142.5
Broadcasting	45.4	4.8	—
Other	3.7	10.9	9.7
Eliminations (*)	(14.5)	—	—
Total net revenue	$1,976.7	$1,634.1	$1,558.1
(*) The Insurance segment revenues are inclusive of realized and unrealized gains in the amount of $14.5 million for the year ended December 31, 2018 recorded on equity securities. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2018	2017	2016
Income (loss) from operations
Construction	$41.9	$37.2	$49.6
Marine Services	(15.4)	(0.9)	(0.3)
Energy	(0.5)	(2.8)	(0.3)
Telecommunications	4.8	6.4	4.2
Insurance	1.8	25.4	(0.8)
Life Sciences	(13.8)	(17.2)	(10.4)
Broadcasting	(24.0)	(4.0)	—
Other	(2.5)	(5.3)	(5.9)
Non-operating Corporate	(33.6)	(39.9)	(37.6)
Eliminations (*)	(14.5)	—	—
Total loss from operations	$(55.8)	$(1.1)	$(1.5)
(*) The Insurance segment revenues are inclusive of realized and unrealized gains in the amount of $14.5 million for the year ended December 31, 2018 recorded on equity securities. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified to Other income (expenses), net in consolidation.

	Years Ended December 31,
	2018	2017	2016

Total loss from operations	$(55.8)	$(1.1)	$(1.5)
Interest expense	(75.7)	(55.1)	(43.4)
Gain on sale and deconsolidation of subsidiary	105.1	—	—
Gain (loss) on contingent consideration	(0.8)	11.4	(8.9)
Income from equity investees	15.4	17.8	10.8
Gain on bargain purchase	115.4	—	—
Other income (expenses), net	78.7	(12.8)	(2.8)
Income (loss) from continuing operations before income taxes	182.3	(39.8)	(45.8)
Income tax expense	(2.4)	(10.7)	(51.6)
Net income (loss)	179.9	(50.5)	(97.4)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interests	(17.9)	3.6	2.9
Net income (loss) attributable to HC2 Holdings, Inc.	162.0	(46.9)	(94.5)
Less: Preferred stock and deemed dividends from conversions	6.4	2.8	10.9
Net income (loss) attributable to common stock and participating preferred stockholders	$155.6	$(49.7)	$(105.4)

	Years Ended December 31,
	2018	2017	2016
Depreciation and Amortization
Construction	$7.4	$5.6	$1.9
Marine Services	27.2	22.9	22.0
Energy	5.5	5.1	2.2
Telecommunications	0.3	0.4	0.5
Insurance (*)	(12.4)	(4.4)	(3.8)
Life Sciences	0.2	0.2	0.2
Broadcasting	3.3	0.3	—
Other	0.1	1.1	1.5
Non-operating Corporate	0.1	0.1	—
Total	$31.7	$31.3	$24.5
(*) Balance represents amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2018	2017	2016
Capital Expenditures (*)
Construction	$14.9	$11.7	$8.2
Marine Services	21.7	10.5	12.2
Energy	1.5	8.6	7.2
Telecommunications	0.1	—	0.8
Insurance	0.3	0.6	0.1
Life Sciences	—	0.5	0.3
Broadcasting	1.1	—	—
Non-operating Corporate	0.1	—	0.2
Total	$39.7	$31.9	$29.0
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31,
	2018	2017
Investments
Construction	$0.9	$0.2
Marine Services	58.3	66.3
Insurance	3,821.4	1,493.6
Life Sciences	16.3	17.8
Other	5.6	1.5
Eliminations	(80.5)	(35.9)
Total	$3,822.0	$1,543.5

	December 31,
	2018	2017
Property, Plant, and Equipment, net
United States	$178.2	$162.8
United Kingdom	192.7	204.9
Other	5.4	7.0
Total	$376.3	$374.7

	December 31,
	2018	2017
Total Assets
Construction	$537.9	$342.8
Marine Services	368.6	389.5
Energy	77.6	83.6
Telecommunications	139.9	114.4
Insurance	5,213.1	2,117.0
Life Sciences	35.6	31.5
Broadcasting	202.8	136.7
Other	5.6	2.7
Non-operating Corporate	9.2	35.3
Eliminations	(86.5)	(35.8)
Total	$6,503.8	$3,217.7

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in millions, except per share amounts):

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenue	$453.6	$496.8	$501.4	$524.9
Cost of revenue	375.7	400.6	402.9	406.0
Other operating expenses	91.6	101.7	122.9	131.1
(Loss) income from operations	$(13.7)	$(5.5)	$(24.4)	$(12.2)

Net income (loss) attributable to common stock and participating preferred stockholders	$(35.8)	$54.7	$152.8	$(16.1)

Weighted average common shares outstanding:
Basic	44.3	44.2	44.3	44.5
Diluted	44.3	45.5	46.2	44.5

Income (loss) per common share
Basic	$(0.81)	$1.11	$3.09	$(0.36)
Diluted	$(0.81)	$1.08	$2.97	$(0.36)

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net revenue	$390.6	$378.7	$406.5	$458.5
Cost of revenue	314.4	308.7	324.7	365.3
Other operating expenses	75.2	81.2	71.2	94.7
Income (loss) from operations	$1.0	$(11.2)	$10.6	$(1.5)

Net income (loss) attributable to common stock and participating preferred stockholders	$(15.1)	$(18.7)	$(6.7)	$(9.2)

Weighted average common shares outstanding-basic and diluted	41.9	42.7	43.0	43.6

Basic and Diluted income (loss) per common share:
Net income (loss) attributable to HC2 Holdings, Inc.	$(0.36)	$(0.44)	$(0.16)	$(0.21)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

23. Basic and Diluted Loss Per Common Share

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

The following potential weighted average common shares were excluded from diluted EPS for the year ended December 31, 2018 as the shares were antidilutive: 2,168,454 for outstanding warrants to purchase the Company's stock 353,960 for unvested restricted stock awards, and 4,919,760 for convertible preferred stock.

The Company had no dilutive common share equivalents during the year ended December 31, 2017 and 2016 due to the results of operations being a loss from continuing operations, net of tax.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Loss from continuing operations attributable to common stock and participating preferred stockholders	$155.6	$(49.7)	$(105.4)

Earnings allocable to common shares:
Numerator for basic and diluted EPS
Participating shares at end of period:
Weighted-average Common stock outstanding - basic	44.3	42.8	37.3
Unvested restricted stock	0.4	—	—
Preferred stock (as-converted basis)	4.9	—	—
Total	49.6	42.8	37.3

Percentage of loss allocated to:
Common Stock	89.3%	100%	100%
Unvested restricted stock	0.8%	—%	—%
Preferred Stock	9.9%	—%	—%

Net Income (loss) attributable to common stock, basic	$139.0	$(49.7)	$(105.4)

Distributed and Undistributed earnings to Common Stockholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	(3,270)	—	—
Income from the dilutive impact of subsidiary securities	—	—	—
Net Income (loss) attributable to common stock, diluted	$135.7	$(49.7)	$(105.4)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	44.3	42.8	37.3
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	2.6	—	—
Weighted average common shares outstanding - diluted	46.8	42.8	37.3

Net income (loss) attributable to participating security holders - basic	$3.14	$(1.16)	$(2.83)
Net income (loss) attributable to participating security holders - diluted	$2.90	$(1.16)	$(2.83)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

24. Subsequent Events

On January 11, 2019, CGI, a wholly owned subsidiary of the Company closed on the purchase of 10,000 shares of Series A-2 Preferred Stock, convertible into a total of 1,420,455 shares of the Company's common stock. The shares were purchased at a discount of $1.7 million.

On January 22, 2019, HC2 Broadcasting issued additional $7.5 million of 8.5% notes to institutional investors, and increased the capacity of the Stations Notes by $15.0 million to $50.0 million.

Subsequent to December 31, 2018, the Broadcasting segment received FCC approval and closed multiple APAs for a total consideration of $6.2 million, of which $0.3 million was previously funded at signing of the APAs. Further, Broadcasting entered into multiple APAs for a total consideration of $13.7 million.

HC2 HOLDINGS, INC.
SCHEDULE I
Summary of investments - other than investments in related parties
December 31, 2018
(in millions)

	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities
Bonds
United States Government and government agencies and authorities	$24.7	$25.4	$25.4
States, municipalities and political subdivisions	413.7	421.9	421.9
Foreign governments	92.6	94.4	94.4
Public utilities	423.3	403.1	403.1
Convertibles and bonds with warrants attached	8.2	8.0	8.0
All other corporate bonds	2,521.2	2,444.8	2,444.8
Total fixed maturity securities	3,483.7	3,397.6	3,397.6
Equity securities
Industrial, miscellaneous and all other	25.5	25.5	25.5
Nonredeemable preferred stocks	240.9	240.9	240.9
Total equity securities	266.4	266.4	266.4
Mortgage loans	137.6	137.6	137.6
Policy loans	19.8	19.8	19.8
Other invested assets	—	—	—
Total investments	$3,907.5	$3,821.4	$3,821.4

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
BALANCE SHEETS
(in millions)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$6.5	$29.4
Restricted cash	0.8	—
Other current assets	0.5	0.6
Total current assets	7.8	30.0
Intercompany receivable	5.0	—
Investment in subsidiaries	642.6	500.6
Other assets	1.3	5.3
Total assets	$656.7	$535.9

Liabilities
Accounts payable	$1.0	$0.7
Accrued and other current liabilities	26.3	21.4
Total current liabilities	27.3	22.1
Intercompany payable	12.5	15.6
Debt obligations	491.7	393.8
Other liabilities	10.7	5.0
Total liabilities	542.2	436.5

Temporary equity
Preferred stock	26.4	26.3

Stockholders’ equity
Common stock	—	—
Additional paid-in capital	260.5	254.7
Treasury stock	(2.6)	(2.1)
Accumulated deficit	(57.2)	(221.2)
Accumulated other comprehensive income (loss)	(112.6)	41.7
Total stockholders’ equity	88.1	73.1
Total liabilities, temporary equity and stockholders’ equity	$656.7	$535.9

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF OPERATIONS
(in millions)

	For the years ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—
Operating expenses
General and administrative	33.5	39.8	37.6
Depreciation and amortization	0.1	0.1	—
Total operating expenses	33.6	39.9	37.6
Loss from operations	(33.6)	(39.9)	(37.6)
Interest expense	(57.0)	(44.1)	(36.0)
Gain (loss) on contingent consideration	—	11.4	(11.4)
Equity in net income (loss) of subsidiaries	244.0	15.4	0.4
Other income (expense)	2.0	0.1	1.3
Income (loss) before income taxes	155.4	(57.1)	(83.3)
Tax (benefit) expense	(6.6)	(10.2)	11.2
Net income (loss)	$162.0	$(46.9)	$(94.5)

HC2 HOLDINGS, INC.
SCHEDULE II
Condensed Financial Information of the Registrant (Registrant Only)
STATEMENTS OF CASH FLOWS
(in millions)

	December 31,
	2018	2017	2016
Net cash used by operating activities	$(98.2)	$(32.9)	$(21.2)
Cash flows from investing activities
Contributions to subsidiaries	(108.7)	(24.1)	(22.4)
Return of capital from subsidiaries	81.9	13.2	31.1
Cash paid for business acquisitions, net of cash acquired	—	(2.6)	—
Other investing activity	—	(0.1)	(0.2)
Net cash used in investing activities	(26.8)	(13.6)	8.5
Cash flows from financing activities
Proceeds from debt obligations	615.2	91.7	—
Principal payments on debt obligations	(510.0)	(35.0)	—
Purchase of noncontrolling interest	—	—	(1.4)
Payment of dividends	(2.0)	(2.1)	(4.2)
Proceeds from the exercise of warrants and stock options	0.3	0.5	—
Taxes paid in lieu of shares issued for share-based compensation	(0.6)	(0.8)	(1.0)
Other financing activity	—	(0.1)	(0.1)
Net cash provided by financing activities	102.9	54.2	(6.7)
Net change in cash and cash equivalents	(22.1)	7.7	(19.4)
Cash, cash equivalents and restricted cash, beginning of period	29.4	21.7	41.1
Cash, cash equivalents and restricted cash, end of period	$7.3	$29.4	$21.7

HC2 HOLDINGS, INC.
SCHEDULE III
Supplementary Insurance Information
(in millions)

	As of and for the years ended December 31,
	2018	2017	2016
Insurance Company
Deferred policy acquisition cost	$—	$—	$—
Future policy benefits, losses, claims and loss expenses	$4,807.3	$1,937.2	$1,899.8
Unearned premiums	$—	$—	$—
Net earned premiums	$94.4	$80.5	$79.4
Net investment income	$117.1	$66.1	$58.0
Benefits, claims, losses	$18.2	$24.3	$15.7
Amortization of deferred policy acquisition cost	$—	$—	$—
Other operating expenses	$27.0	$23.2	$23.1
Net written premiums (excluding life)	$87.0	$72.5	$70.6

HC2 HOLDINGS, INC.
SCHEDULE IV
Reinsurance
(in millions)

2018

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,266.6	$(1,970.2)	$32.6	$329.0	9.9%
Premiums:			—
Life insurance	$14.9	$(8.3)	$0.8	$7.4	10.8%
Accident and health insurance	214.2	(132.2)	5.0	87.0	5.7%
Total premiums	$229.1	$(140.5)	$5.8	$94.4	6.1%

2017

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$720.2	$(467.7)	$34.3	$286.8	12.0%
Premiums:
Life insurance	$12.2	$(4.6)	$0.4	$8.0	5.1%
Accident and health insurance	198.0	(129.9)	4.4	72.5	6.1%
Total premiums	$210.2	$(134.5)	$4.8	$80.5	6.0%

2016

	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$764.9	$(495.0)	$36.3	$306.2	11.8%
Premiums:
Life insurance	$13.3	$(4.9)	$0.4	$8.8	4.7%
Accident and health insurance	212.0	(145.9)	4.5	70.6	6.3%
Total premiums	$225.3	$(150.8)	$4.9	$79.4	6.1%

HC2 HOLDINGS, INC.
SCHEDULE V
Valuation and Qualifying Accounts
(in millions)

Activity in the Company’s allowance accounts for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Doubtful Accounts Receivable
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2016	$0.8	$2.9	$—	$—	$3.6
2017	$3.6	$0.1	$—	$—	$3.7
2018	$3.7	$2.6	$—	$—	$6.3

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2016	$68.1	$57.8	$—	$12.1	$138.0
2017	$138.0	$6.3	$—	$(10.8)	$133.5
2018	$133.5	$(43.8)	$—	$37.0	$126.7