Form 10-Q
period 2019-03-31
HC2 HOLDINGS, INC.
filed 2019-05-07
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
_____________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HCHC	New York Stock Exchange
As of April 30, 2019, 45,629,254 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended March 31,
	2019	2018
Revenue	$404.9	$415.5
Life, accident and health earned premiums, net	29.9	20.0
Net investment income	51.1	17.7
Net realized and unrealized gains on investments	5.5	0.5
Net revenue	491.4	453.7
Operating expenses
Cost of revenue	357.7	375.6
Policy benefits, changes in reserves, and commissions	52.7	32.3
Selling, general and administrative	52.9	52.1
Depreciation and amortization	6.9	9.7
Other operating income, net	(0.4)	(2.2)
Total operating expenses	469.8	467.5
Income (loss) from operations	21.6	(13.8)
Interest expense	(22.3)	(19.3)
Loss from equity investees	(4.9)	(5.2)
Other income, net	3.3	1.1
Loss from continuing operations before income taxes	(2.3)	(37.2)
Income tax expense	(4.0)	(1.7)
Net loss	(6.3)	(38.9)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3.5	3.9
Net loss attributable to HC2 Holdings, Inc.	(2.8)	(35.0)
Less: Preferred dividends, deemed dividends, and repurchase gains	(1.2)	0.7
Net loss attributable to common stock and participating preferred stockholders	$(1.6)	$(35.7)

Loss per common share
Basic and diluted	$(0.04)	$(0.81)

Weighted average common shares outstanding:
Basic and diluted	44.8	44.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net loss	$(6.3)	$(38.9)
Other comprehensive income (loss)
Foreign currency translation adjustment	0.9	4.5
Unrealized gain (loss) on available-for-sale securities	148.2	(28.7)
Other comprehensive income (loss)	149.1	(24.2)
Comprehensive income (loss)	142.8	(63.1)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	3.2	3.9
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$146.0	$(59.2)

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$3,625.9	$3,391.6
Equity securities	172.7	200.5
Mortgage loans	137.2	137.6
Policy loans	19.7	19.8
Other invested assets	67.9	72.5
Total investments	4,023.4	3,822.0
Cash and cash equivalents	302.2	325.0
Accounts receivable, net	328.4	379.2
Recoverable from reinsurers	975.8	1,000.2
Deferred tax asset	1.8	2.1
Property, plant and equipment, net	376.6	376.3
Goodwill	171.7	171.7
Intangibles, net	221.7	219.2
Other assets	280.8	208.1
Total assets	$6,682.4	$6,503.8

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,549.0	$4,562.1
Annuity reserves	241.5	245.2
Value of business acquired	238.0	244.6
Accounts payable and other current liabilities	320.3	344.9
Deferred tax liability	34.6	30.3
Debt obligations	762.0	743.9
Other liabilities	187.2	110.8
Total liabilities	6,332.6	6,281.8
Commitments and contingencies
Temporary equity
Preferred stock	10.3	20.3
Redeemable noncontrolling interest	7.3	8.0
Total temporary equity	17.6	28.3
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at March 31, 2019 and December 31, 2018;
Shares issued: 46,266,918 and 45,391,397 at March 31, 2019 and December 31, 2018;
Shares outstanding: 45,563,003 and 44,907,818 at March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	264.4	260.5
Treasury stock, at cost: 703,915 and 483,579 shares at March 31, 2019 and December 31, 2018, respectively	(3.2)	(2.6)
Accumulated deficit	(64.3)	(57.2)
Accumulated other comprehensive income (loss)	36.2	(112.6)
Total HC2 Holdings, Inc. stockholders’ equity	233.1	88.1
Noncontrolling interest	99.1	105.6
Total stockholders’ equity	332.2	193.7
Total liabilities, temporary equity and stockholders’ equity	$6,682.4	$6,503.8

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases (1)	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	2.5	—	—	—	2.5	—	2.5	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Issuance of common stock	0.9	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	(0.5)	—	—	—	(0.5)	(3.0)	(3.5)	—
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net loss	—	—	—	—	(2.8)	—	(2.8)	(3.1)	(5.9)	(0.4)
Other comprehensive income	—	—	—	—	—	148.8	148.8	0.3	149.1	—
Balance as of March 31, 2019	45.6	$—	$264.4	$(3.2)	$(64.3)	$36.2	$233.1	$99.1	$332.2	$17.6

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	0.7	—	0.7	—	0.7	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3.3	(1.7)	1.6	—	1.6	—
Share-based compensation	—	—	1.6	—	—	—	1.6	—	1.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.5)	—	—	—	(2.5)	—	(2.5)	2.5
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Preferred stock dividend	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Issuance of common stock	0.4	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Net loss	—	—	—	—	(35.0)	—	(35.0)	(3.0)	(38.0)	(0.9)
Other comprehensive loss	—	—	—	—	—	(24.2)	(24.2)	—	(24.2)	—
Balance as of March 31, 2018	44.5	$—	$253.1	$(2.4)	$(252.2)	$15.8	$14.3	$112.0	$126.3	$29.5
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively.

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6.3)	$(38.9)
Adjustments to reconcile net loss to cash provided by operating activities
Provision for doubtful accounts receivable	0.4	(0.3)
Share-based compensation expense	1.7	1.1
Depreciation and amortization	9.0	11.3
Amortization of deferred financing costs and debt discount	2.9	4.0
Amortization of (discount) premium on investments	1.6	1.1
Gain on sale or disposal of assets	(0.1)	(2.3)
Loss from equity investees	4.9	5.2
Net realized and unrealized gains on investments	(5.8)	(0.5)
Receipt of dividends from equity investees	1.6	1.6
Deferred income taxes	(0.6)	1.0
Annuity benefits	2.0	2.1
Other operating activities	(3.1)	0.7
Changes in assets and liabilities, net of acquisitions
Accounts receivable	50.6	(1.9)
Recoverable from reinsurers	1.9	(3.1)
Other assets	(2.6)	(6.1)
Life, accident and health reserves	7.5	14.6
Accounts payable and other current liabilities	(21.3)	4.7
Other liabilities	(6.2)	6.5
Cash provided by operating activities	38.1	0.8
Cash flows from investing activities
Purchase of property, plant and equipment	(6.4)	(9.2)
Disposal of property, plant and equipment	2.2	3.5
Purchase of investments	(257.9)	(106.8)
Sale of investments	199.0	73.4
Maturities and redemptions of investments	13.9	21.6
Cash paid on acquisitions	(6.0)	(37.5)
Other investing activities	(3.2)	(1.7)
Cash used in investing activities	(58.4)	(56.7)
Cash flows from financing activities
Proceeds from debt obligations	16.4	61.5
Principal payments on debt obligations	(5.2)	(5.4)
Cash paid by subsidiary to purchase preferred stock	(8.3)	—
Annuity receipts	0.5	0.7
Annuity surrenders	(4.4)	(5.7)
Transactions with noncontrolling interests	(3.5)	(0.2)
Payment of dividends	(0.4)	(0.5)
Other financing activities	(1.5)	(1.2)
Cash (used in) provided by financing activities	(6.4)	49.2
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.7
Net change in cash, cash equivalents and restricted cash	(26.6)	(6.0)
Cash, cash equivalents and restricted cash, beginning of period	330.4	98.9
Cash, cash equivalents and restricted cash, end of period	$303.8	$92.9

Supplemental cash flow information:
Cash paid for interest	$4.0	$4.4
Cash paid for taxes, net of refunds	$0.2	$0.1
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$5.9	$1.4
Investments included in accounts payable	$6.9	$24.4
Investments included in accounts receivable	$7.8	$0.2
Declared but unpaid dividends from equity method investments included in other assets	$6.0	$—

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

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through GrayWolf DBMG provides services including maintenance, repair, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

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

7.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interests in HC2 Broadcasting and an approximately 50% controlling interest in DTV America Corporation ("DTV") as well as approximately 10% proxy and voting rights from minority holders.

8.Our Other segment represents all other businesses or investments we believe have significant growth potential, that do not meet the definition of a segment individually or in the aggregate.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of March 31, 2019, the results of DBMG, GMSL, ANG, ICS, CGI, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 12, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2019.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2019	March 31, 2018
Cash and cash equivalents, beginning of period	$325.0	$97.9
Restricted cash included in other assets	5.4	1.0
Total cash and cash equivalents and restricted cash	$330.4	$98.9

Cash and cash equivalents, end of period	$302.2	$92.1
Restricted cash included in other assets	1.6	0.8
Total cash and cash equivalents and restricted cash	$303.8	$92.9

Accounting Pronouncements Adopted in the Current Year

The Company’s 2018 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following discussion provides information about recently adopted and recently issued or changed accounting guidance (applicable to the Company ) that have occurred since the Company filed its 2018 Form 10-K. The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Effective January 1, 2019 the Company adopted the accounting pronouncements described below.

Accounting for Leases

ASU 2016-02, Leases, was issued by FASB in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard became effective for the Company on January 1, 2019 and the Company elected the optional transition method as well as the package of practical expedients upon adoption. The Company recognized right of use ("ROU") assets and lease liabilities in the amount of $67.1 million and $74.1 million, respectively, within Other assets and Other liabilities lines of the Condensed Consolidated Financial Statements, respectively. Utilizing the modified retrospective approach, upon adoption, we evaluated ROU assets for impairment and determined that approximately $5.1 million of newly recognized ROU assets that existed immediately prior to the effective date were impaired. The impairment of ROU assets as of January 1, 2019, was recorded as a reduction to retained earnings and noncontrolling interests.

Accounting Pronouncements to be Adopted Subsequent to December 31, 2019

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted), and will impact, at least to some extent, the Company's accounting and disclosure requirements for it's recoverable from reinsurers, accounts receivable, and mortgage loans. Available for sale fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. The Company will continue to identify any other financial assets not excluded from scope. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

•
The Company's Consolidated Statements of Operations will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

The Company anticipates a significant impact on the systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. Currently, the Company plans to focus on developing models and procedures in the first half of 2019 with testing and refinement of models occurring in the later part of the year 2019.  Focus areas will include, but not be limited to: (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on available for sale debt securities; (ii) establishing procedures to review reinsurance risk to include but not limited to review of reinsurer ratings, trust agreements where applicable and historical and current performance; (iii) establishing procedures to identify and review all remaining financial assets within scope; and (iv) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

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

•
The rate used to discount the liability projections is to be based on an A-rated asset with observable market inputs and duration consistent with the duration of the liabilities. The discount rate is to be updated quarterly with the impact of the change in the discount rate recognized through other comprehensive income. Current accounting policy allows the use of an expected investment yield (which is not required to be observable in the market) to discount the liability projections.

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

Currently, the Company plans to focus on developing models and procedures in 2019 with testing and refinement of models occurring in 2020. Focus areas will include, but not be limited to: (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establishing new VOBA amortization that will align with new guidance for DAC amortization; and (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 22. Subsequent Events for the summary of the subsequent events.

3. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue (1)
Construction	$192.1	$158.9
Marine Services	42.4	36.7
Energy	5.1	4.5
Telecommunications	155.5	202.3
Broadcasting	9.8	10.7
Other	—	2.4
Total revenue	$404.9	$415.5
(1) The Insurance segment does not have revenues in scope of ASC 606

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts receivables, net from contracts with customers consist of the following (in millions):

	March 31, 2019	December 31, 2018
Accounts receivables with customers
Construction	$206.1	$196.6
Marine Services	48.6	48.3
Energy	3.4	3.3
Telecommunications	58.1	117.6
Broadcasting	8.4	9.2
Total accounts receivables with customers	$324.6	$375.0

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

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2019	2018
Commercial	$59.4	$69.7
Convention	28.7	31.7
Healthcare	8.8	27.8
Industrial	53.8	9.3
Transportation	18.1	5.2
Other	23.3	15.2
Total revenue from contracts with customers	192.1	158.9
Other revenue	—	—
Total Construction segment revenue	$192.1	$158.9

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Contract assets	$73.4	$69.0
Contract liabilities	$(61.2)	$(62.0)

The change in contract assets is a result of the recording of $36.9 million of costs in excess of billings driven by new commercial projects, offset by $32.5 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $37.7 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $38.5 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$102.1	$20.5	$122.6
Convention	53.5	—	53.5
Healthcare	41.0	5.5	46.5
Industrial	124.8	59.4	184.2
Transportation	69.9	10.8	80.7
Other	71.1	—	71.1
Remaining unsatisfied performance obligations	$462.4	$96.2	$558.6

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Disaggregation of Revenues

GMSL's revenues are principally derived from contracts to provide maintenance and installation services to its customers. Contracts represent a majority of revenues at the Marine Services segment of which a majority are recognized over time.

The following table disaggregates GMSL's revenue by market (in millions):

	Three Months Ended March 31,
	2019	2018
Telecommunication - Maintenance	$21.0	$21.8
Telecommunication - Installation	5.4	7.3
Power - Operations, Maintenance & Construction Support	4.2	4.7
Power - Cable Installation & Repair	11.8	2.9
Total revenue from contracts with customers	42.4	36.7
Other revenue	—	—
Total Marine Services segment revenue	$42.4	$36.7

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

Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Contract assets	$7.1	$5.2
Contract liabilities	$(15.4)	$(1.0)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$57.5	$217.8	$60.0	$335.3
Telecommunication - Installation	15.0	—	—	15.0
Power - Operations, Maintenance & Construction Support	8.9	9.4	—	18.3
Power - Cable Installation & Repair	20.5	66.0	—	86.5
Remaining unsatisfied performance obligations	$101.9	$293.2	$60.0	$455.1

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

Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in millions):

	Three Months Ended March 31,
	2019	2018
Volume-related	$4.8	$4.1
Total revenue from contracts with customers	4.8	4.1
RNG Incentives	0.3	0.4
Total Energy segment revenue	$5.1	$4.5

Telecommunications Segment

ICS operates an extensive network of direct routes and offers premium voice communication services for carrying a mix of business, residential and carrier long-distance traffic, data and transit traffic. Customers may have a bilateral relationship with ICS, meaning they have both a customer and vendor relationship with ICS. In these cases, ICS sells the customer access to ICS supplier routes but also purchases access to the customer’s supplier routes.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended March 31,
	2019	2018
Termination of long distance minutes	$155.5	$202.3
Total revenue from contracts with customers	155.5	202.3
Other revenue	—	—
Total Telecommunications segment revenue	$155.5	$202.3

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

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Three Months Ended March 31,
	2019	2018
Network advertising	$5.4	$6.8
Broadcast station	2.7	2.7
Network distribution	1.5	1.0
Other	0.2	0.2
Total revenue from contracts with customers	9.8	10.7
Other revenue	—	—
Total Broadcasting segment revenue	$9.8	$10.7

Contract Liabilities

Audience deficiency units ("ADU") liability is recognized as an available return to customers as fulfillment for under-delivered guaranteed viewership per the related agreement. ADU balance was $1.1 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively. HC2 Broadcasting measures the potential obligation based on audience measurement ratings and cost per view, and is subsequently made whole in the following period.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $6.0 million and $0.6 million of network advertising and broadcasting station revenues, respectively of which $3.5 million is expected to be recognized within one year and $3.1 million is expected to be recognized within five years.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4. Acquisitions, Dispositions, and Deconsolidations

Construction Segment

On November 30, 2018, DBMG consummated acquisition of GrayWolf Industrial ("GrayWolf"), a premier specialty maintenance, repair and installation services provider, pursuant to that certain Agreement and Plan of Merger, dated October 10, 2018, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated November 29, 2018. The aggregate fair value of the cash consideration paid in connection with the acquisition of GrayWolf was $139.8 million. The transaction was accounted for as business acquisition.

The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

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

The decision to acquire was made as part of CGI’s core strategy to acquire additional accretive LTC run-off businesses.

The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed and bargain purchase gain are summarized as follows (in millions):

Fixed maturity securities, available-for-sale at fair value	$1,575.4
Equity securities	0.3
Mortgage loans	0.9
Policy loans	2.9
Cash and cash equivalents	806.7
Recoverable from reinsurers	901.8
Other assets	28.2
Total assets acquired	3,316.2
Life, accident and health reserves	(2,931.3)
Annuity reserves	(11.3)
Value of business acquired	(214.4)
Accounts payable and other current liabilities	(6.7)
Deferred tax liability	(25.3)
Other liabilities	(11.8)
Total liabilities assumed	(3,200.8)
Total net assets acquired	115.4
Total fair value of consideration	—
Gain on bargain purchase	$115.4

Gain on bargain purchase

Gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance, corresponding deferred tax position and, ultimately, recognition of the bargain purchase gain, largely driven by the following attributes:

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
Broadcasting Segment

During the three months ended March 31, 2019, HC2 Broadcasting completed a series of transactions for total cash consideration of $6.0 million. During the year ended December 31, 2018, HC2 Broadcasting completed a series of transactions for a total consideration of $71.4 million. All transactions were accounted for as asset acquisitions.

The allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed and intangibles are summarized as follows (in millions):

	March 31, 2019	December 31, 2018
Property, plant and equipment	$0.3	$1.2
Intangibles	5.7	70.2
Other assets	0.4	—
Total assets acquired	6.4	71.4
Other liabilities	(0.4)	—
Total liabilities assumed	(0.4)	—
Total net assets acquired	$6.0	$71.4

Other Segment

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and the deconsolidation of the entity.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Pro Forma Adjusted Summary

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of KMG had occurred on January 1, 2018. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

Three Months Ended March 31, 2018
Net revenue	$500.6
Net income (loss) from continuing operations	$(9.9)
Net income (loss) attributable to HC2 Holdings, Inc.	$(13.9)

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.2	$1.0	$—	$25.2
States, municipalities and political subdivisions	412.9	20.2	(0.2)	432.9
Residential mortgage-backed securities	80.4	3.8	(0.7)	83.5
Commercial mortgage-backed securities	100.6	1.3	(0.1)	101.8
Asset-backed securities	522.6	0.9	(17.0)	506.5
Corporate and other	2,417.5	84.8	(26.3)	2,476.0
Total fixed maturity securities	$3,558.2	$112.0	$(44.3)	$3,625.9

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.7	$0.7	$—	$25.4
States, municipalities and political subdivisions	413.7	9.6	(1.4)	421.9
Residential mortgage-backed securities	92.6	3.1	(1.3)	94.4
Commercial mortgage-backed securities	94.7	0.3	(1.1)	93.9
Asset-backed securities	540.8	0.8	(30.1)	511.5
Corporate and other	2,311.0	17.0	(83.5)	2,244.5
Total fixed maturity securities	$3,477.5	$31.5	$(117.4)	$3,391.6

The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2019 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$24.6	$25.1
Due after one year through five years	222.1	224.5
Due after five years through ten years	344.6	354.2
Due after ten years	2,263.3	2,330.3
Subtotal	2,854.6	2,934.1
Mortgage-backed securities	181.0	185.3
Asset-backed securities	522.6	506.5
Total	$3,558.2	$3,625.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$517.4	$523.2	21.1%	$469.0	$452.9	20.2%
Transportation, communication and other services	786.7	809.2	32.7%	758.6	734.0	32.7%
Manufacturing	733.0	751.9	30.4%	712.7	693.5	30.9%
Other	380.4	391.7	15.8%	370.7	364.1	16.2%
Total	$2,417.5	$2,476.0	100.0%	$2,311.0	$2,244.5	100.0%

A portion of certain other-than-temporary impairment ("OTTI") losses on fixed maturity securities is recognized in Accumulated Other Comprehensive Income ("AOCI"). For these securities the net amount represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company did not recognize any impairments on corporate and other fixed maturity securities for the three months ended March 31, 2019 or 2018.

The following table presents the total unrealized losses for the 283 and 749 fixed maturity securities held by the Company as of March 31, 2019 and December 31, 2018, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	March 31, 2019		December 31, 2018
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(43.9)	99.1%	$(116.0)	98.8%
20% or more for less than six months	—	—%	(0.8)	0.7%
20% or more for six months or greater	(0.4)	0.9%	(0.6)	0.5%
Total	$(44.3)	100.0%	$(117.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of March 31, 2019. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 283 and 749 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of March 31, 2019 and December 31, 2018, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

March 31, 2019	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.1	$—	$1.6	$—	$1.7	$—
States, municipalities and political subdivisions	14.8	(0.2)	—	—	14.8	(0.2)
Residential mortgage-backed securities	14.0	(0.6)	2.7	(0.1)	16.7	(0.7)
Commercial mortgage-backed securities	27.0	(0.1)	—	—	27.0	(0.1)
Asset-backed securities	382.1	(12.4)	48.5	(4.6)	430.6	(17.0)
Corporate and other	393.0	(18.3)	169.5	(8.0)	562.5	(26.3)
Total fixed maturity securities	$831.0	$(31.6)	$222.3	$(12.7)	$1,053.3	$(44.3)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$3.3	$—	$8.3	$—
States, municipalities and political subdivisions	117.2	(1.3)	1.9	(0.1)	119.1	(1.4)
Residential mortgage-backed securities	22.4	(1.2)	5.7	(0.1)	28.1	(1.3)
Commercial mortgage-backed securities	57.8	(1.1)	—	—	57.8	(1.1)
Asset-backed securities	466.0	(29.6)	5.9	(0.5)	471.9	(30.1)
Corporate and other	1,418.2	(71.9)	254.6	(11.6)	1,672.8	(83.5)
Total fixed maturity securities	$2,086.6	$(105.1)	$271.4	$(12.3)	$2,358.0	$(117.4)

As of March 31, 2019, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 79.0% of the gross unrealized loss and 87.9% of the fair value. As of December 31, 2018, investment grade fixed maturity securities represented approximately 87.9% of the gross unrealized loss and 93.1% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity Securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	March 31, 2019	December 31, 2018
Common stocks	$19.5	$15.0
Perpetual preferred stocks	153.2	185.5
Total equity securities	$172.7	$200.5

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	March 31, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.1	$—	$2.1
Preferred Equity	1.6	8.4	1.6	9.6
Other	—	55.8	—	59.2
Total	$1.6	$66.3	$1.6	$70.9

Net Investment Income

The major sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Fixed maturity securities, available-for-sale at fair value	$43.6	$15.6
Equity securities	2.5	0.6
Mortgage loans	3.7	1.2
Policy loans	0.3	0.3
Other invested assets	1.2	0.1
Gross investment income	51.3	17.8
External investment expense	(0.2)	(0.1)
Net investment income	$51.1	$17.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Realized gains on fixed maturity securities	$0.8	$1.3
Realized losses on fixed maturity securities	(1.7)	(0.7)
Realized gains on equity securities	0.1	—
Realized losses on equity securities	(0.9)	—
Net unrealized gains (losses) on equity securities	7.4	(0.7)
Net unrealized gains (losses) on derivative instruments	(0.2)	0.6
Net realized and unrealized gains (losses)	$5.5	$0.5

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

March 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.2	$5.8	$19.4	$—
States, municipalities and political subdivisions	432.9	—	432.9	—
Residential mortgage-backed securities	83.5	—	70.4	13.1
Commercial mortgage-backed securities	101.8	—	40.0	61.8
Asset-backed securities	506.5	—	34.4	472.1
Corporate and other	2,476.0	7.1	2,270.4	198.5
Total fixed maturity securities	3,625.9	12.9	2,867.5	745.5
Equity securities
Common stocks	19.5	13.4	—	6.1
Perpetual preferred stocks	153.2	7.4	90.7	55.1
Total equity securities	172.7	20.8	90.7	61.2
Total assets accounted for at fair value	$3,798.6	$33.7	$2,958.2	$806.7

Liabilities
Warrant liability	$6.1	$—	$—	$6.1
Other	2.7	—	—	2.7
Total liabilities accounted for at fair value	$8.8	$—	$—	$8.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.4	$6.1	$19.3	$—
States, municipalities and political subdivisions	421.9	—	421.9	—
Residential mortgage-backed securities	94.4	—	75.4	19.0
Commercial mortgage-backed securities	93.9	—	35.7	58.2
Asset-backed securities	511.5	—	33.3	478.2
Corporate and other	2,244.5	6.6	2,152.9	85.0
Total fixed maturity securities	3,391.6	12.7	2,738.5	640.4
Equity securities
Common stocks	15.0	9.1	—	5.9
Perpetual preferred stocks	185.5	7.2	123.0	55.3
Total equity securities	200.5	16.3	123.0	61.2
Total assets accounted for at fair value	$3,592.1	$29.0	$2,861.5	$701.6

Liabilities
Embedded derivative	$8.4	$—	$—	$8.4
Other	3.5	—	—	3.5
Total liabilities accounted for at fair value	$11.9	$—	$—	$11.9

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts the Company's ability to classify securities as Level 2 or Level 3. The Company’s assessment resulted in a net transfer into Level 3 of $104.9 million primarily related to structured securities during the three months ended March 31, 2019. The Company’s assessment resulted in a net transfer into Level 3 of $6.4 million primarily related to structured securities during the three months ended March 31, 2018.

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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 and 2018 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2019
Assets
Fixed maturity securities
Residential mortgage-backed securities	$19.0	$—	$0.1	$—	$(0.3)	$—	$(5.7)	$13.1
Commercial mortgage-backed securities	58.2	—	1.6	2.4	(0.4)	—	—	61.8
Asset-backed securities	478.2	—	13.3	48.6	(73.6)	5.6	—	472.1
Corporate and other	85.0	—	8.5	4.6	(4.6)	105.0	—	198.5
Total fixed maturity securities	640.4	—	23.5	55.6	(78.9)	110.6	(5.7)	745.5
Equity securities
Common stocks	5.9	0.2	—	—	—	—	—	6.1
Perpetual preferred stocks	55.3	(0.2)	—	—	—	—	—	55.1
Total equity securities	61.2	—	—	—	—	—	—	61.2
Total financial assets	$701.6	$—	$23.5	$55.6	$(78.9)	$110.6	$(5.7)	$806.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2019
Liabilities
Embedded derivative	$8.4	$(2.3)	$—	$—	$—	$—	$—	$6.1
Other	3.5	(0.8)	—	—	—	—	—	2.7
Total financial liabilities	$11.9	$(3.1)	$—	$—	$—	$—	$—	$8.8

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6.0	$—	$(0.1)	$0.1	$—	$0.4	$—	$6.4
Residential mortgage-backed securities	14.6	0.1	0.3	—	(4.4)	—	(3.4)	7.2
Commercial mortgage-backed securities	12.2	—	(0.1)	5.7	—	—	—	17.8
Asset-backed securities	133.7	0.7	(1.5)	49.5	(44.5)	—	—	137.9
Corporate and other	26.3	—	—	5.2	(0.4)	6.5	—	37.6
Total fixed maturity securities	192.8	0.8	(1.4)	60.5	(49.3)	6.9	(3.4)	206.9
Equity securities
Common stocks	0.2	—	—	—	—	0.4	—	0.6
Perpetual preferred stocks	6.4	—	—	15.0	—	2.5	—	23.9
Total equity securities	6.6	—	—	15.0	—	2.9	—	24.5
Derivatives	0.3	—	—	—	—	—	—	0.3
Total financial assets	$199.7	$0.8	$(1.4)	$75.5	$(49.3)	$9.8	$(3.4)	$231.7

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2018
Liabilities
Other	$4.8	$(0.7)	$—	$—	$—	$—	$—	$4.1
Total financial liabilities	$4.8	$(0.7)	$—	$—	$—	$—	$—	$4.1

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

March 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.2	$137.2	$—	$—	$137.2
Policy loans	19.7	19.7	—	19.7	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$158.5	$158.5	$—	$19.7	$138.8
Liabilities
Annuity benefits accumulated (1)	$240.5	$237.8	$—	$—	$237.8
Debt obligations (2)	723.0	693.8	—	693.8	—
Total liabilities not accounted for at fair value	$963.5	$931.6	$—	$693.8	$237.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.6	$137.6	$—	$—	$137.6
Policy loans	19.8	19.8	—	19.8	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$159.0	$159.0	$—	$19.8	$139.2
Liabilities
Annuity benefits accumulated (1)	$244.0	$241.7	$—	$—	$241.7
Debt obligations (2)	702.5	703.0	—	703.0	—
Total liabilities not accounted for at fair value	$946.5	$944.7	$—	$703.0	$241.7
(1) Excludes life contingent annuities in the payout phase.
(2) Excludes certain lease obligations accounted for under ASC 842, Leases.

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

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	March 31, 2019	December 31, 2018
Contracts in progress	$199.6	$188.2
Trade receivables	67.2	127.5
Unbilled retentions	66.1	65.6
Other receivables	4.0	4.2
Allowance for doubtful accounts	(8.5)	(6.3)
Total accounts receivable, net	$328.4	$379.2

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		March 31, 2019		December 31, 2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Hannover Life Reassurance Company of America	A+	$333.4	34.2%	$336.9	33.7%
Munich American Reassurance Company	A+	338.9	34.7%	335.0	33.5%
Loyal American Life Insurance Company	A	145.9	15.0%	146.0	14.6%
ManhattanLife Assurance Company of America	B+	67.2	6.9%	89.5	8.9%
Great American Life Insurance Company	A	55.0	5.6%	54.5	5.4%
Other		35.4	3.6%	38.3	3.9%
Total		$975.8	100.0%	$1,000.2	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	March 31, 2019	December 31, 2018
Cable-ships and submersibles	$248.7	$251.1
Equipment, furniture and fixtures, and software	155.4	148.0
Building and leasehold improvements	46.6	47.3
Land	32.7	32.8
Construction in progress	18.7	12.9
Plant and transportation equipment	12.3	12.0
	514.4	504.1
Less: Accumulated depreciation	137.8	127.8
Total	$376.6	$376.3

Depreciation expense was $12.4 million and $11.2 million for the three months ended March 31, 2019 and 2018, respectively. These amounts included $2.2 million and $1.6 million of depreciation expense within cost of revenue for the three months ended March 31, 2019 and 2018, respectively.

Total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $40.5 million and $40.0 million as of March 31, 2019 and December 31, 2018, respectively.

10. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Construction	Marine Services	Energy	Telecom	Insurance	Broadcasting	Total
Balance at December 31, 2018 and March 31, 2019	$82.2	$14.3	$2.1	$4.4	$47.3	$21.4	$171.7

An interim goodwill impairment evaluation was performed on each reporting unit as of March 31, 2019. After considering all quantitative and qualitative factors, the Company has determined that it is more likely than not that the reporting units' fair values exceed carrying values as of the period end.

Indefinite-lived Intangible Assets

Balances of indefinite-lived intangible assets as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
FCC licenses	$126.3	$120.6
State licenses	2.5	2.5
Total	$128.8	$123.1

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows:

	Weighted-Average Original Useful Life	March 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$25.9	$(6.3)	$19.6	$25.9	$(5.9)	$20.0
Customer relationships	10 Years	53.6	(9.4)	44.2	53.6	(7.2)	46.4
Channel sharing arrangements	40 Years	25.2	(0.4)	24.8	25.2	—	25.2
Developed technology	5 Years	1.2	(1.2)	—	1.2	(1.2)	—
Other	4 Years	5.5	(1.2)	4.3	5.5	(1.0)	4.5
Total		$111.4	$(18.5)	$92.9	$111.4	$(15.3)	$96.1

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization expense for definite lived intangible assets for the three months ended March 31, 2019 and 2018 was $3.2 million and $1.1 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2019	$8.9
2020	$8.1
2021	$7.9
2022	$7.8
2023	$6.9

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	March 31, 2019	December 31, 2018
Long-term care insurance reserves	$4,151.1	$4,142.5
Traditional life insurance reserves	186.5	222.8
Other accident and health insurance reserves	211.4	196.8
Total life, accident and health reserves	$4,549.0	$4,562.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$738.7	$243.5
Less: recoverable from reinsurers	(136.4)	(100.6)
Beginning balance, net	602.3	142.9
Incurred related to insured events of:
Current year	62.4	19.9
Prior years	(36.0)	—
Total incurred	26.4	19.9
Paid related to insured events of:
Current year	(0.6)	(0.4)
Prior years	(36.4)	(13.3)
Total paid	(37.0)	(13.7)
Interest on liability for policy and contract claims	5.3	1.3
Ending balance, net	597.0	150.4
Add: recoverable from reinsurers	136.4	102.8
Ending balance	$733.4	$253.2

The Insurance segment experienced a favorable claims reserve development of $36.0 million for the claim reserves held at the beginning of the year for the three months ended March 31, 2019 as a result of favorable claim terminations and estimates for remaining benefits to be paid.  Current experience has been favorable relative to the three months ended March 31, 2018, however it is too early to determine if this favorable development will be persistent or is the result of normal volatility in claims activity from period to period.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	March 31, 2019	December 31, 2018
Accounts payable	$132.4	$104.7
Accrued expenses and other current liabilities	73.8	83.4
Accrued interconnection costs	48.2	103.0
Accrued payroll and employee benefits	38.1	44.2
Accrued interest	23.8	8.8
Accrued income taxes	4.0	0.8
Total accounts payable and other current liabilities	$320.3	$344.9

13. Debt Obligations

Debt obligations consist of the following (in millions):

	March 31, 2019	December 31, 2018
Construction
LIBOR plus 5.85% Note, due 2023	$79.0	$80.0
LIBOR plus 1.50% Line of Credit	44.0	34.0
Other	0.3	—
Marine Services
Obligations under capital leases	38.7	40.4
7.49% Note, due 2019	14.4	14.0
Notes payable and revolving lines of credit, various maturity dates	12.5	12.9
Energy
5.00% Term Loan due in 2022	12.1	12.4
4.50% Note due in 2022	11.0	11.3
Other, various maturity dates	3.0	3.2
Life Sciences
Notes payable due in 2019	1.7	1.7
Broadcasting
8.50% Note due 2019	42.5	35.0
Other, various maturity dates	12.2	11.1
Non-Operating Corporate
11.5% Senior Secured Notes, due 2021	470.0	470.0
7.5% Convertible Senior Notes, due 2022	55.0	55.0
Total	796.4	781.0
Issuance discount, net and deferred financing costs	(34.4)	(37.1)
Debt obligations	$762.0	$743.9

Broadcasting

In January 2019, HC2 Broadcasting issued an additional $7.5 million of 8.5% notes to institutional investors, and increased the capacity of the notes by $15.0 million to $50.0 million.

Non-Operating Corporate

Subsequent to March 31, 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC, as lender (the “Lender”), effective April 3, 2019. HC2 intends to use the proceeds of loans under the Revolving Credit Agreement for working capital and general corporate purposes.  The Revolving Credit Agreement matures on June 1, 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Income Taxes

Income Tax Expense
The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2019 interim tax provision.

Income tax was an expense of $4.0 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. The income tax expense recorded for the three months ended March 31, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for March 31, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities and because no benefit is recognized on the losses of the HC2 U.S. tax consolidated group, and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, we are subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income (“GILTI”) and the interest limitation rules. We have included the impact of each of these provisions in our overall tax expense for the three months ended March 31, 2019.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2018 remain open for examination.

15. Commitments and Contingencies

Future minimum operating lease payments under non-cancellable operating leases as of December 31, 2018 were as follows (in millions):

Operating Leases
2019	$22.0
2020	18.7
2021	16.4
2022	8.8
2023	6.8
Thereafter	20.3
Total obligations	$93.0

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

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the "Defendants").  The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to final Court approval.  On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion was granted by the Southern District of Ohio on April 2, 2019. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action. A final settlement hearing is currently scheduled on July 23, 2019.

Further, the Company and CGI are seeking defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015.  GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA.  On February 23, 2017, GAFRI answered CGI’s complaint, denying the allegations.  Meanwhile, the parties’ continued settlement negotiations resulted in a settlement agreement in the Delaware action. The settlement agreement, which requires CGI to contribute $250,000 to the settlement payment made by GAFRI in the class action, is contingent on the final approval of the class action settlement in the Ohio action.

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

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint").  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiffs' counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of March 31, 2019, the total sum of GMSL invoices raised and issued are $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remains at risk. We believe that the allegations and claims by ASN are without merit, and that ASN is required to make all payments under unpaid invoices and we intend to defend our interests vigorously.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Service cost - benefits earning during the period	$—	$—
Interest cost on projected benefit obligation	1.4	1.4
Expected return on assets	(1.7)	(2.0)
Actuarial gain	—	—
Foreign currency gain (loss)	—	—
Net periodic benefit	$(0.3)	$(0.6)

For the three months ended March 31, 2019, $2.0 million of contributions have been made to the Company's pension plans, comprising $1.7 million of fixed contributions and $0.3 million of profit-related contributions. The Company anticipates contributing an additional $5.1 million during 2019, comprising $5.1 million of fixed contributions.

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $13.0 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this second deferral, the Company has provided secured assets. These are the CWind Phantom (crew transfer vessel) and Q1000 trencher. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $6.8 million in 2019, approximately $7.0 million in 2020, approximately $7.2 million in 2021 and approximately $3.1 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

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

The Company granted zero options during the three months ended March 31, 2019 and 2018, respectively.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.7 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2018	3,031,469	$5.93
Granted	395,514	$2.62
Vested	(1,105,239)	$6.07
Forfeited	(306)	$5.45
Unvested - March 31, 2019	2,321,438	$5.30

At March 31, 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $9.3 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.9 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2018	7,160,861	$6.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding - March 31, 2019	7,160,861	$6.51

Eligible for exercise	6,206,367	$6.26

At March 31, 2019, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 5.9 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 5.7 years.

At March 31, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.8 years. There are 954,494 unvested stock options expected to vest, with a weighted average remaining life of 7.4 years, a weighted average exercise price of $8.10, and an intrinsic value of zero.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2019	December 31, 2018
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	14,000

Preferred Share Activity

CGI Purchase

On January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock, which are convertible into a total of 1,420,455 shares of the Company's common stock, for a total consideration of $8.3 million. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI are eliminated in consolidation. The shares were purchased at a discount of $1.7 million, which was recorded within the Preferred dividends, deemed dividends, and repurchase gains line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

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

For the three months ended March 31, 2019, 57,543 and 6,474 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.2 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Dividends

During the three months ended March 31, 2019 and 2018, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2019

Declaration Date	March 31, 2019
Holders of Record Date	March 31, 2019
Payment Date	April 15, 2019
Total Dividend	$0.2

2018

Declaration Date	March 31, 2018
Holders of Record Date	March 31, 2018
Payment Date	April 16, 2018
Total Dividend	$0.5

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.9 million and $1.0 million of expenses under the Services Agreement for each of the three months ended March 31, 2019 and 2018, respectively.

GMSL

In November 2017, GMSL acquired the trenching a cable lay services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred revenue and expenses with Fugro for various services. For the three months ended March 31, 2019 and 2018, GMSL recognized $0.8 million and zero, respectively, of revenues and $2.2 million and $1.1 million, respectively, of expenses for such transactions with Fugro.

The parent company of GMSL, GMH, incurred management fees of $0.2 million for each of the three months ended March 31, 2019 and 2018, respectively.

GMSL also has transactions with several of their equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net revenue	$2.0	$3.9
Operating expenses	$0.6	$0.4
Interest expense	$0.3	$0.4
Dividends	$1.1	$1.0

	March 31, 2019	December 31, 2018
Accounts receivable	$1.5	$5.0
Long-term obligations	$27.2	$28.5
Accounts payable	$0.5	$2.2

Life Sciences

As of March 31, 2019, R2's secured convertible note with Blossom Innovation, LLC had an outstanding principal balance of $1.0 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

		Three Months Ended March 31,
	Segment	2019	2018
Customer A	Telecommunications	10.5%	10.4%
* Less than 10% revenue concentration

Summary information with respect to the Company’s geographic and operating segments is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net Revenue by Geographic Region
United States	$440.6	$412.4
United Kingdom	42.2	36.4
Other	8.6	4.9
Total	$491.4	$453.7

	Three Months Ended March 31,
	2019	2018
Net revenue
Construction	$192.1	$158.9
Marine Services	42.4	36.7
Energy	5.1	4.5
Telecommunications	155.5	202.3
Insurance	88.8	40.2
Broadcasting	9.8	10.7
Other	—	2.4
Eliminations (*)	(2.3)	(2.0)
Total net revenue	$491.4	$453.7
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2019 and 2018 which are related to entities under common control which are eliminated or are reclassified in consolidation.

	Three Months Ended March 31,
	2019	2018
(Loss) income from operations
Construction	$5.7	$6.1
Marine Services	(4.1)	(2.8)
Energy	(0.4)	(0.6)
Telecommunications	0.6	1.0
Insurance	34.4	3.0
Life Sciences	(1.8)	(3.3)
Broadcasting	(3.3)	(7.7)
Other	—	(0.2)
Non-operating Corporate	(7.2)	(7.3)
Eliminations (*)	(2.3)	(2.0)
Total income (loss) from operations	$21.6	$(13.8)
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2019 and 2018 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Income (loss) from operations	$21.6	$(13.8)
Interest expense	(22.3)	(19.3)
Loss from equity investees	(4.9)	(5.2)
Other income, net	3.3	1.1
Loss from continuing operations before income taxes	(2.3)	(37.2)
Income tax expense	(4.0)	(1.7)
Net loss	(6.3)	(38.9)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3.5	3.9
Net loss attributable to HC2 Holdings, Inc.	(2.8)	(35.0)
Less: Preferred dividends, deemed dividends, and repurchase gains	(1.2)	0.7
Net loss attributable to common stock and participating preferred stockholders	$(1.6)	$(35.7)

	Three Months Ended March 31,
	2019	2018
Depreciation and Amortization
Construction	$3.9	$1.5
Marine Services	6.6	6.8
Energy	1.4	1.4
Telecommunications	0.1	0.1
Insurance (*)	(6.5)	(0.9)
Life Sciences	—	0.1
Broadcasting	1.4	0.7
Total	$6.9	$9.7
(*) Balance includes amortization of negative VOBA, which increases net income.

	Three Months Ended March 31,
	2019	2018
Capital Expenditures (*)
Construction	$2.6	$1.3
Marine Services	3.1	6.6
Energy	0.1	0.8
Telecommunications	—	0.1
Insurance	0.2	0.3
Broadcasting	0.4	0.1
Total	$6.4	$9.2
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2019	December 31, 2018
Investments
Construction	$0.9	$0.9
Marine Services	60.8	58.3
Insurance	4,039.0	3,821.4
Life Sciences	16.3	16.3
Other	6.0	5.6
Eliminations	(99.6)	(80.5)
Total	$4,023.4	$3,822.0

	March 31, 2019	December 31, 2018
Property, Plant and Equipment—Net
United States	$179.7	$178.2
United Kingdom	191.7	192.7
Other	5.2	5.4
Total	$376.6	$376.3

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31, 2019	December 31, 2018
Total Assets
Construction	$561.4	$537.9
Marine Services	387.6	368.6
Energy	81.9	77.6
Telecommunications	93.6	139.9
Insurance	5,384.3	5,213.1
Life Sciences	31.3	35.6
Broadcasting	232.1	202.8
Other	6.0	5.6
Non-operating Corporate	3.8	9.2
Eliminations	(99.6)	(86.5)
Total	$6,682.4	$6,503.8

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

The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2019 due to the results of operations being a loss from continuing operations, net of tax: 2,168,454 for outstanding warrants to purchase the Company's stock, 2,246,396 for convertible preferred stock, 12,557,078 for convertible debt, 7,160,861 outstanding employee stock options, and 389,767 of unvested restricted stock.

The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2018 due to the results of operations being a loss from continuing operations, net of tax: 2,019,972 for outstanding warrants to purchase the Company's stock, 4,787,602 for convertible preferred stock, 6,967,218 outstanding employee stock options, and 1,171,019 of unvested restricted stock.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stock and participating preferred stockholders	$(1.6)	$(35.7)
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average common stock outstanding	44.8	44.3
Percentage of loss allocated to:
Common stock	100%	100%
Preferred stock	—%	—%

Net Income (loss) attributable to common stock, basic	$(1.6)	$(35.7)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic and diluted	44.8	44.3

Net income (loss) attributable to participating security holders - basic and diluted	$(0.04)	$(0.81)

22. Subsequent Events

Subsequent to March 31, 2019, HC2 entered into a $15.0 million Revolving Credit Agreement with MSD PCOF Partners IX, LLC, as lender, effective April 3, 2019. HC2 intends to use the proceeds of loans under the Revolving Credit Agreement for working capital and general corporate purposes.  The Revolving Credit Agreement matures on June 1, 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HC2 Holdings, Inc. ("HC2," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes thereto included herein, as well as our audited Consolidated Financial Statements and the notes thereto contained in our Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Debt Obligations

Broadcasting

In January 2019, HC2 Broadcasting issued additional $7.5 million of 8.5% notes to institutional investors, and increased the capacity of the notes by $15.0 million to $50.0 million.

Non-Operating Corporate

Subsequent to March 31, 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC, as lender (the “Lender”), effective April 3, 2019. HC2 intends to use the proceeds of loans under the Revolving Credit Agreement for working capital and general corporate purposes.  The Revolving Credit Agreement matures on June 1, 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2’s option, one, two or three month LIBOR plus a margin of 6.75%.

Dividends

During the three months ended March 31, 2019, HC2 received $3.5 million in dividends from its Telecommunications segment and $1.8 million in net management fees from its Insurance segment related to fees earned in the fourth quarter of 2018.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Results of Operations

Presented below is a table that summarizes our results of operations and a comparison of the change between the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue
Construction	$192.1	$158.9	$33.2
Marine Services	42.4	36.7	5.7
Energy	5.1	4.5	0.6
Telecommunications	155.5	202.3	(46.8)
Insurance	88.8	40.2	48.6
Broadcasting	9.8	10.7	(0.9)
Other	—	2.4	(2.4)
Eliminations (1)	(2.3)	(2.0)	(0.3)
Total net revenue	491.4	453.7	37.7

Income (loss) from operations
Construction	5.7	6.1	(0.4)
Marine Services	(4.1)	(2.8)	(1.3)
Energy	(0.4)	(0.6)	0.2
Telecommunications	0.6	0.9	(0.3)
Insurance	34.4	3.0	31.4
Life Sciences	(1.8)	(3.2)	1.4
Broadcasting	(3.3)	(7.7)	4.4
Other	—	(0.2)	0.2
Non-operating Corporate	(7.2)	(7.3)	0.1
Eliminations (1)	(2.3)	(2.0)	(0.3)
Total income (loss) from operations	21.6	(13.8)	35.4

Interest expense	(22.3)	(19.3)	(3.0)
Loss from equity investees	(4.9)	(5.2)	0.3
Other income, net	3.3	1.1	2.2
Loss from continuing operations before income taxes	(2.3)	(37.2)	34.9
Income tax expense	(4.0)	(1.7)	(2.3)
Net loss	(6.3)	(38.9)	32.6
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	3.5	3.9	(0.4)
Net loss attributable to HC2 Holdings, Inc.	(2.8)	(35.0)	32.2
Less: Preferred dividends, deemed dividends, and repurchase gains	(1.2)	0.7	(1.9)
Net loss attributable to common stock and participating preferred stockholders	$(1.6)	$(35.7)	$34.1
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2019 and 2018 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended March 31, 2019 increased $37.7 million to $491.4 million from $453.7 million for the three months ended March 31, 2018. The increase in revenues was driven by improvements in our Insurance and Construction segments. The increase in the Insurance segment was driven primarily by the KIC acquisition, which contributed additional net investment income and premiums, and a rotation into higher yielding investments, particularly mortgage loans and preferred stocks. The increase in our Construction segment was driven primarily by the recent acquisition of GrayWolf in the fourth quarter of 2018. These increases were partially offset by a decrease in our Telecommunication segment, which can be attributed to changes in our customer mix and fluctuations in wholesale traffic volumes.

Income (loss) from operations: Income (loss) from operations for the three months ended March 31, 2019 increased $35.4 million to income of $21.6 million from a loss of $13.8 million for the three months ended March 31, 2018. The increase in income from operations was primarily driven by our Insurance segment, net of eliminations, due to the recent KIC acquisition, which contributed additional net investment income and premiums, net of additional policy benefits paid to policy holders, changes in reserves, and commissions.

Interest expense: Interest expense for the three months ended March 31, 2019 increased $3.0 million to $22.3 million from $19.3 million for the three months ended March 31, 2018. The increase was largely attributable to the net increase of the aggregate principal amount of our Non-operating Corporate debt.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2019 decreased $0.3 million to $4.9 million from $5.2 million for the three months ended March 31, 2018. The increases were largely due to lower equity method losses recorded from our investment in Medibeacon due to timing of clinical trials.

Other income, net: Other income, net for the three months ended March 31, 2019 increased $2.2 million to $3.3 million from $1.1 million for the three months ended March 31, 2018. The increase was driven by gains on the embedded derivative related to the Company's Convertible Senior Notes issued in the fourth quarter of 2018 and a reduction in foreign currency transaction loss.

Income tax expense: Income tax expense was $4.0 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. The income tax expense recorded for the three months ended March 31, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for March 31, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities and because no benefit is recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

Preferred stock and deemed dividends: Preferred stock and deemed dividends for the three months ended March 31, 2019 increased $1.9 million to income of $1.2 million compared to an expense of $0.7 million for the three months ended March 31, 2018. The increase was driven by the Insurance segment's purchase of 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount. In addition, there was a decrease in the Preferred Stock dividends, as Preferred Stock dividends to our Insurance segment are eliminated in consolidation.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs, (iii) asset impairment expense and (iv) FCC reimbursements. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Construction Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue	$192.1	$158.9	$33.2

Cost of revenue	162.8	135.7	27.1
Selling, general and administrative expenses	19.8	15.2	4.6
Depreciation and amortization	3.9	1.5	2.4
Other operating (income) expense	(0.1)	0.4	(0.5)
Income from operations	$5.7	$6.1	$(0.4)

Net revenue: Net revenue from our Construction segment for the three months ended March 31, 2019 increased $33.2 million to $192.1 million from $158.9 million for the three months ended March 31, 2018. The increase was primarily driven by increases in revenue as a result of the recent acquisition of GrayWolf which was acquired late in the fourth quarter of 2018. There were also increases in the BDS, PDC and fabrication and erection businesses driven by increased project work and backlog turnover.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended March 31, 2019 increased $27.1 million to $162.8 million from $135.7 million for the three months ended March 31, 2018. The increase was primarily driven by the recent GrayWolf acquisition, which was acquired late in the fourth quarter of 2018.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Construction segment for the three months ended March 31, 2019 increased $4.6 million to $19.8 million from $15.2 million for the three months ended March 31, 2018. The increase was primarily due to increases in salary and benefits due to increases in headcount as a result of the recent acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended March 31, 2019 increased $2.4 million to $3.9 million from $1.5 million for the three months ended March 31, 2018. The increase was largely due to the additional amortization of intangible assets obtained in the acquisition of GrayWolf in the fourth quarter of 2018.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the three months ended March 31, 2019 increased by $0.5 million to income of $0.1 million from expense of $0.4 million for the three months ended March 31, 2018. The increase in income was primarily driven by gains on asset sales in the current period versus losses on such sales in the comparable period.

Marine Services Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue	$42.4	$36.7	$5.7

Cost of revenue	33.2	30.1	3.1
Selling, general and administrative expenses	6.1	5.2	0.9
Depreciation and amortization	6.6	6.8	(0.2)
Other operating expense (income)	0.6	(2.6)	3.2
Loss from operations	$(4.1)	$(2.8)	$(1.3)

Net revenue: Net revenue from our Marine Services segment for the three months ended March 31, 2019 increased $5.7 million to $42.4 million from $36.7 million for the three months ended March 31, 2018. The growth in revenues can be primarily attributed to the increased scale and timing of cable installation projects under execution in the telecom and offshore renewables markets over the comparable period. Growth in revenues from power cable repair projects in the offshore renewables market further contributed to the increase.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended March 31, 2019 increased $3.1 million to $33.2 million from $30.1 million for the three months ended March 31, 2018. The increase was primarily driven by the increased scale of cable installation work under execution in the telecom and offshore renewables markets, partially offset by decreases in unutilized vessel costs.

Selling, general and administrative expenses: Selling, general and administrative expenses from our Marine Services segment for the three months ended March 31, 2019 increased $0.9 million to $6.1 million from $5.2 million for the three months ended March 31, 2018. The increase was due primarily to higher compensation costs and professional fees.

Other operating expense (income): Other operating expense (income) from our Marine Services segment for the three months ended March 31, 2019 decreased $3.2 million to expense of $0.6 million from income of $2.6 million for the three months ended March 31, 2018. The decrease is largely driven by an unrepeated gain on the sale of a maintenance vessel in the comparable period.

Energy Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue	$5.1	$4.5	$0.6

Cost of revenue	3.2	2.9	0.3
Selling, general and administrative expenses	0.9	0.9	—
Depreciation and amortization	1.4	1.3	0.1
Loss from operations	$(0.4)	$(0.6)	$0.2

Net revenue: Net revenue from our Energy segment for the three months ended March 31, 2019 increased $0.6 million to $5.1 million from $4.5 million for the three months ended March 31, 2018. The increase was primarily driven by higher volume-related revenues attributable to increases in both CNG sales volumes and the effective price per gasoline gallon equivalent.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended March 31, 2019 increased $0.3 million to $3.2 million from $2.9 million for the three months ended March 31, 2018. The increase was driven by supply and utility costs associated with the increase in sales of CNG when compared to the previous period.

Telecommunications Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue	$155.5	$202.3	$(46.8)

Cost of revenue	152.3	198.8	(46.5)
Selling, general and administrative expenses	2.5	2.4	0.1
Depreciation and amortization	0.1	0.1	—
Income from operations	$0.6	$1.0	$(0.4)

Net revenue: Net revenue from our Telecommunications segment for the three months ended March 31, 2019 decreased $46.8 million to $155.5 million from $202.3 million for the three months ended March 31, 2018. The decrease can be attributed to changes in our customer mix, fluctuations in wholesale traffic volumes and market pressures, which can result in period-to-period variability in revenue contribution.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended March 31, 2019 decreased $46.5 million to $152.3 million from $198.8 million for the three months ended March 31, 2018. The decrease is directly correlated to the fluctuations in wholesale traffic volumes, in addition to slight reductions in margin due to call termination rate changes.

Insurance Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Life, accident and health earned premiums, net	$29.8	$20.0	$9.8
Net investment income	53.0	17.7	35.3
Net realized and unrealized gains on investments	6.0	2.4	3.6
Net revenue	88.8	40.1	48.7

Policy benefits, changes in reserves, and commissions	52.7	32.2	20.5
Selling, general and administrative	8.2	5.8	2.4
Depreciation and amortization	(6.5)	(0.9)	(5.6)
Income from operations (1)	$34.4	$3.0	$31.4
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended March 31, 2019 increased $9.8 million to $29.8 million from $20.0 million for the three months ended March 31, 2018. The increase was primarily due to the premiums generated from the acquisition of KIC.

Net investment income: Net investment income from our Insurance segment for the three months ended March 31, 2019 increased $35.3 million to $53.0 million from $17.7 million for the three months ended March 31, 2018. The increase in net investment income was primarily due to the income generated from the assets acquired in the KIC acquisition and from higher average invested fixed maturity securities and mortgage loans from premiums received along with rotation into higher-yielding investments.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the three months ended March 31, 2019 increased $3.6 million to $6.0 million from $2.4 million for the three months ended March 31, 2018. The increase was predominantly driven by appreciation of equity securities, partially offset by higher realized losses on bonds and equity securities when compared to the prior period.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended March 31, 2019 increased $20.5 million to $52.7 million from $32.2 million for the three months ended March 31, 2018. The increase was primarily driven by the acquisition of KIC, which generated policy benefits, changes in reserves, and commissions in the three months ended March 31, 2019 but did not contribute to the three months ended March 31, 2018 as the KIC acquisition was in August 2018.  The increase due to the KIC acquisition was partially driven by a decrease in benefits due to higher claim terminations in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Selling, general and administrative: Selling, general and administrative from our Insurance segment for the three months ended March 31, 2019 increased $2.4 million to $8.2 million from $5.8 million for the three months ended March 31, 2018. The increase was driven by increases in headcount, legal, consulting, and transition service agreement fees associated with the acquisition of KIC.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended March 31, 2019 increased $5.6 million to $6.5 million from $0.9 million for the three months ended March 31, 2018. The increases is driven by the increase in negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Life Sciences Segment

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Selling, general and administrative expenses	$1.8	$3.1	$(1.3)
Depreciation and amortization	—	0.1	(0.1)
Loss from operations	$(1.8)	$(3.2)	$1.4

Selling, general and administrative expenses: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2019 decreased $1.3 million to $1.8 million from $3.1 million for the three months ended March 31, 2018. The decrease was driven by the second quarter 2018 sale of BeneVir and a corresponding reduction in expenses for the first quarter of 2019 due to the segment having one less operating entity. The decrease was partially offset by an increase in compensation expense, professional fees, and travel expenses at the Pansend holding company.

Broadcasting

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net revenue	$9.8	$10.7	$(0.9)

Cost of revenue	6.2	6.8	(0.6)
Selling, general and administrative expenses	6.4	10.9	(4.5)
Depreciation and amortization	1.4	0.7	0.7
Other operating (income)	(0.9)	—	(0.9)
Loss from operations	$(3.3)	$(7.7)	$4.4

Net revenue: Net revenue from our Broadcasting segment for the three months ended March 31, 2019 decreased $0.9 million to $9.8 million from $10.7 million for the three months ended March 31, 2018. During the second half of 2018, the Broadcasting segment undertook targeted cost cutting measures, primarily at HC2 Network Inc. ("Network") where we exited certain local business operations and made strategic changes to the programming mix. The decline in net revenue was primarily due to a decrease in net advertising sales mainly driven by lower local advertising sales.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three months ended March 31, 2019 decreased $0.6 million to $6.2 million from $6.8 million for the three months ended March 31, 2018. The decrease was primarily primarily driven by a reduction in audience measurement costs as a result of the exit of certain local operations and a decrease in programming costs due to changes in the programming mix referenced above, partially offset by higher cost of revenues associated with stations acquired subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three months ended March 31, 2019 decreased $4.5 million to $6.4 million from $10.9 million for the three months ended March 31, 2018. The decline in selling, general and administrative expenses was primarily due to a reduction at Network, mainly driven by the cost cutting measures discussed above that resulted in lower personnel, occupancy, advertising and other general administrative costs.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended March 31, 2019 increased $0.7 million to $1.4 million from $0.7 million for the three months ended March 31, 2018. The increase was driven by additional amortization of fixed assets and definite lived intangible assets which were acquired as part of transactions subsequent to the comparable period.

Other operating (income): Other operating (income) from our Broadcasting segment for the three months ended March 31, 2019 increased $0.9 million to $0.9 million from zero for the three months ended March 31, 2018. The increase was driven by reimbursements from the Federal Communications Commission (the “FCC”). The FCC requires certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.

Non-operating Corporate

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Selling, general and administrative expenses	$7.2	$7.3	$(0.1)
Depreciation and amortization	—	—	—
Loss from operations	$(7.2)	$(7.3)	$0.1

Selling, general and administrative expenses: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2019 decreased $0.1 million to $7.2 million from $7.3 million for the three months ended March 31, 2018. The decrease was driven by a reduction in accounting and consulting fees, largely offset by an increase in compensation expense, driven by an increase in headcount and grants of prior year restricted stock awards and options.

Income (loss) from Equity Investments

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Marine Services	(3.8)	(3.8)	—
Life Sciences	(1.1)	(1.4)	0.3
Income from equity investments	$(4.9)	$(5.2)	$0.3

Marine Services: Loss from equity investments within our Marine Services segment remained flat at a loss of $3.8 million for the three months ended March 31, 2019 and 2018 which was primarily driven by HMN in both periods.

Life Sciences: Loss from equity investments within our Life Sciences segment for the three months ended March 31, 2019 decreased $0.3 million to a loss of $1.1 million from a loss of $1.4 million for the three months ended March 31, 2018. The decrease was largely due to lower equity method losses recorded from our investment in Medibeacon due to timing of clinical trials.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense, and FCC reimbursements; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; (gain) loss from discontinued operations; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; and acquisition and disposition costs.

(in millions)	Three Months Ended March 31, 2019
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(2.8)
Less: Net Income attributable to HC2 Holdings Insurance segment									33.8
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(2.3)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$2.1	$(6.4)	$(0.6)	$0.6	$(2.6)	$(4.4)	$0.6	$(23.6)	$(34.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.9	6.6	1.4	0.1	—	1.4	—	—	13.4
Depreciation and amortization (included in cost of revenue)	2.1	—	—	—	—	—	—	—	2.1
Amortization of equity method fair value adjustment at acquisition	—	(0.4)	—	—	—	—	—	—	(0.4)
Other operating (income) expenses	(0.1)	0.6	—	—	—	(0.9)	—	—	(0.4)
Interest expense	2.5	1.1	0.4	—	—	1.6	—	16.7	22.3
Other (income) expense, net	—	—	0.1	—	—	0.1	(0.6)	(2.7)	(3.1)
Foreign currency loss (included in cost of revenue)	—	0.1	—	—	—	—	—	—	0.1
Income tax (benefit) expense	1.0	—	—	—	—	—	—	2.3	3.3
Noncontrolling interest	0.1	(2.4)	(0.3)	—	(0.3)	(0.6)	—	—	(3.5)
Share-based payment expense	—	0.4	—	—	—	0.2	—	1.1	1.7
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.8	0.5	—	0.1	—	0.1	—	0.1	1.6
Adjusted EBITDA	$12.4	$0.1	$1.0	$0.8	$(2.9)	$(2.5)	$—	$(6.1)	$2.8

Total Core Operating Subsidiaries	$14.3

(in millions)	Three Months Ended March 31, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net (loss) attributable to HC2 Holdings, Inc.									$(35.0)
Less: Net Income attributable to HC2 Holdings Insurance segment									1.2
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(2.0)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$3.5	$(6.3)	$(0.7)	$1.1	$(3.9)	$(12.7)	$(0.1)	$(15.1)	$(34.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1.5	6.9	1.3	0.1	0.1	0.7	—	—	10.6
Depreciation and amortization (included in cost of revenue)	1.6	—	—	—	—	—	—	—	1.6
Amortization of equity method fair value adjustment at acquisition	—	(0.4)	—	—	—	—	—	—	(0.4)
Other operating (income) expenses	0.4	(2.6)	—	—	—	—	—	—	(2.2)
Interest expense	0.4	1.2	0.3	—	—	5.7	—	11.7	19.3
Other (income) expense, net	0.1	0.9	0.1	(0.1)	—	(0.1)	—	(0.7)	0.2
Foreign currency (gain) (included in cost of revenue)	—	(0.1)	—	—	—	—	—	—	(0.1)
Income tax (benefit) expense	1.8	—	—	—	—	—	—	(3.3)	(1.5)
Noncontrolling interest	0.3	(2.4)	(0.3)	—	(0.8)	(0.6)	(0.1)	—	(3.9)
Bonus to be settled in equity	—	—	—	—	—	—	—	0.2	0.2
Share-based payment expense	—	0.4	—	—	0.1	0.3	—	0.3	1.1
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.4	—	—	—	0.2	1.6	—	0.2	2.4
Adjusted EBITDA	$10.0	$(2.4)	$0.7	$1.1	$(4.3)	$(5.1)	$(0.2)	$(6.7)	$(6.9)

Total Core Operating Subsidiaries	$9.4

Construction: Net income from our Construction segment for the three months ended March 31, 2019 decreased $1.4 million to $2.1 million from $3.5 million. Adjusted EBITDA income from our Construction segment for the three months ended March 31, 2019 increased $2.4 million to $12.4 million from $10.0 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA was driven by higher gross profit contribution from fabrication and erection project work, principally in the Western region, increased margin contribution from the BDS and PDC businesses, and additional revenues from the recent GrayWolf acquisition. These increases were partially offset by higher Selling, general and administrative expense, which is primarily attributable to the recent GrayWolf acquisition.

Marine Services: Net loss from our Marine Services segment for the three months ended March 31, 2019 decreased $0.1 million to $6.4 million from $6.3 million. Adjusted EBITDA from our Marine Services segment for the three months ended March 31, 2019 increased $2.5 million to income of $0.1 million from a loss of $2.4 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA was due primarily to a net reduction in unutilized vessel costs and increased levels of project work across its business lines, most notably its offshore power cable repair business.

Energy: Net loss from our Energy segment for the three months ended March 31, 2019 decreased by $0.1 million to $0.6 million from $0.7 million. Adjusted EBITDA from our Energy segment for the three months ended March 31, 2019 increased $0.3 million to $1.0 million from $0.7 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA was primarily driven by higher volume-related revenues attributable to increases in both CNG sales volumes and the effective price per gasoline gallon equivalent.

Telecommunications: Net Income from our Telecommunications segment for the three months ended March 31, 2019 decreased by $0.5 million to $0.6 million from $1.1 million. Adjusted EBITDA from our Telecommunications segment for the three months ended March 31, 2019 decreased $0.3 million to $0.8 million from $1.1 million. The decrease in Adjusted EBITDA was primarily due to the decline in revenue, which resulted in lower call termination margin contribution than in the comparable period.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2019 decreased $1.3 million to $2.6 million from $3.9 million. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2019 decreased $1.4 million to $2.9 million from $4.3 million for the three months ended March 31, 2018. The decrease in Adjusted EBITDA losses were primarily driven by R2 Dermatology, which had lower R&D expenses in the current period. In addition, due to the second quarter 2018 sale of BeneVir, expenses for the first quarter of 2019 decreased due to the segment having one less operating entity. The decrease was partially offset by an increase in compensation expense, professional fees, and travel expenses at the Pansend holding company.

Broadcasting: Net loss from our Broadcasting segment for the three months ended March 31, 2019 decreased $8.3 million to $4.4 million from $12.7 million. Adjusted EBITDA loss from our Broadcasting segment for the three months ended March 31, 2019 decreased $2.6 million to $2.5 million from $5.1 million. The decrease in Adjusted EBITDA losses was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher expenses associated with the growth of the Broadcast stations subsequent to the comparable period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended March 31, 2019 increased $8.5 million to $23.6 million from $15.1 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2019 decreased $0.6 million to $6.1 million from $6.7 million for the three months ended March 31, 2018. The decrease in Adjusted EBITDA losses was primarily attributable to a decrease in professional fees, partially offset by increases in compensation expense.

(in millions):	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Construction	$12.4	$10.0	$2.4
Marine Services	0.1	(2.4)	2.5
Energy	1.0	0.7	0.3
Telecommunications	0.8	1.1	(0.3)
Total Core Operating Subsidiaries	14.3	9.4	4.9

Life Sciences	(2.9)	(4.3)	1.4
Broadcasting	(2.5)	(5.1)	2.6
Other and Eliminations	—	(0.2)	0.2
Total Early Stage and Other	(5.4)	(9.6)	4.2

Non-Operating Corporate	(6.1)	(6.7)	0.6
Adjusted EBITDA	$2.8	$(6.9)	$9.7

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net income	$33.8	$1.2	$32.6
Effect of investment (gains) (1)	(6.0)	(2.5)	(3.5)
Acquisition costs	0.2	0.3	(0.1)
Insurance AOI	28.0	(1.0)	29.0
Income tax expense (benefit)	0.7	3.2	(2.5)
Pre-tax Insurance AOI	$28.7	$2.2	$26.5
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the three months ended March 31, 2019 increased $32.6 million to $33.8 million from $1.2 million. Pretax Insurance AOI income for the three months ended March 31, 2019 increased $26.5 million to $28.7 million, as compared to $2.2 million for three months ended March 31, 2018. The increase was primarily driven by the incremental net investment income and policy premiums from the KIC block acquisition. In addition, the legacy CGI block benefited from higher net investment income, driven by both the growth and mix of the investment portfolio, including premium reinvestment and rotation into higher yield assets, as well as from a decrease in benefits and expenses related to higher claims terminations. This was partially offset by an increase in Selling, general and administrative expenses, primarily attributable to headcount additions related to the KIC acquisition.

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

Construction Segment

At March 31, 2019, DBMG's backlog was $558.6 million, consisting of $409.3 million under contracts or purchase orders and $149.3 million under letters of intent or notices to proceed. Approximately $222.4 million, representing 39.8% of DBMG’s backlog at March 31, 2019, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At March 31, 2019, GMSL's backlog stood at $455.1 million, inclusive of $369.3 million of signed contracts and customer-approved change orders and $85.8 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $335.2 million. representing 73.7% of GMSL's backlog at March 31, 2019 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. GMSL's reported backlog may not be converted to revenue in any particular period and actual revenue may not equal its backlog. Therefore, GMSL's backlog may not be indicative of the level of its future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured and Convertible Notes (as defined below), dividend payments on its Preferred Stock and recurring operational expenses.

As of March 31, 2019, the Company had $302.2 million of cash and cash equivalents compared to $325.0 million as of December 31, 2018. On a stand-alone basis, as of March 31, 2019, HC2 had cash and cash equivalents of $1.3 million compared to $6.5 million at December 31, 2018. At March 31, 2019, cash and cash equivalents in our Insurance segment was $255.6 million compared to $283.3 million at December 31, 2018.

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

As of March 31, 2019, the Company had $796.4 million of indebtedness on a consolidated basis compared to $781.0 million as of December 31, 2018. On a stand-alone basis, as of March 31, 2019 and December 31, 2018, HC2 had indebtedness of $525.0 million.

HC2's stand-alone debt consists of the $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Senior Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"). HC2 is required to make semi-annual interest payments on its outstanding debt on June 1st and December 1st of each year.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

During the three months ended March 31, 2019, HC2 received $3.5 million in dividends from its Telecommunications segment. During the three months ended March 31, 2019, HC2 received $1.8 million in net management fees related to fees earned in the fourth quarter of 2018.

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

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity; (2) collateral coverage; (3) secured net leverage ratio; and (4) fixed charge coverage ratio.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2018, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2019, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of March 31, 2019, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2019, that the Company will not permit the Fixed Charge Coverage Ratio (as defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (as defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2019	2018
Operating activities	$38.1	$0.8	$37.3
Investing activities	(58.4)	(56.7)	(1.7)
Financing activities	(6.4)	49.2	(55.6)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.7	(0.6)
Net decrease in cash,cash equivalents and restricted cash	$(26.6)	$(6.0)	$(20.6)

Operating Activities

Cash provided by operating activities totaled $38.1 million for the three months ended March 31, 2019 as compared to cash provided of $0.8 million for the three months ended March 31, 2018. The $37.3 million increase was the result of our Insurance segment, which experienced increase in operating cash flows driven by performance results of KIC, which was acquired in 2018. Further, there was an increase in working capital of $15.2 million, largely driven by the Telecommunication segment's timing of vendor payments and receivables collections.

Investing Activities

Cash used in investing activities totaled $58.4 million for the three months ended March 31, 2019 as compared to cash used of $56.7 million for the three months ended March 31, 2018. The $1.7 million decrease was a result of a $31.5 million reduction in cash used for business combinations by our Broadcasting segment, largely offset by a $33.2 million increase in net purchases of investments predominantly by our Insurance segment.

Financing Activities

Cash used in financing activities totaled $6.4 million for the three months ended March 31, 2019 as compared to cash provided of $49.2 million for the three months ended March 31, 2018. The $55.6 million change was a result of a $44.9 million decrease in net borrowings by our Broadcasting and Construction segments, and $8.3 million in cash used by our Insurance segment to purchase 10,000 shares of Series A-2 Preferred Stock.

Other Invested Assets

Carrying values of other invested assets accounted for under cost and equity method are as follows (in millions):

	March 31, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.1	$—	$2.1
Preferred Equity	1.6	8.4	1.6	9.6
Other	—	55.8	—	59.2
Total	$1.6	$66.3	$1.6	$70.9

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2019 debt balance, DBMG anticipates that its interest payments will be approximately $1.8 million each quarter.

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

Market environment

As of March 31, 2019, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

The ability of CIG’s insurance subsidiary to pay dividends and to make such other payments is limited by applicable laws and regulations of the state in which its subsidiary is domiciled, which subject its subsidiary to significant regulatory restrictions. These laws and regulations require, among other things, CIG’s insurance subsidiary to maintain minimum solvency requirements and limit the amount of dividends this subsidiary can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2018, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

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

Investments

At March 31, 2019 and December 31, 2018, CIG’s investment portfolio is comprised of the following (in millions):

	March 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$25.2	0.6%	$25.4	0.7%
States, municipalities and political subdivisions	432.9	10.7%	421.9	11.0%
Residential mortgage-backed securities	83.5	2.1%	94.4	2.5%
Commercial mortgage-backed securities	101.8	2.5%	93.9	2.5%
Asset-backed securities	506.5	12.5%	511.5	13.4%
Corporate and other (*)	2,493.4	61.8%	2,250.5	58.8%
Common stocks (*)	29.8	0.7%	25.5	0.7%
Perpetual preferred stocks	209.0	5.2%	240.9	6.3%
Mortgage loans	137.2	3.4%	137.6	3.6%
Policy loans	19.7	0.5%	19.8	0.5%
Total	$4,039.0	100.0%	$3,821.4	100.0%
(*) Balance includes fair value of certain securities held by the Company, which are eliminated in consolidation.

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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	March 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,834.5	50.3%	$1,742.4	51.4%
BBB	1,578.2	43.3%	1,444.1	42.5%
Total investment grade	3,412.7	93.6%	3,186.5	93.9%
BB	155.0	4.3%	143.8	4.2%
B	14.5	0.4%	14.7	0.4%
CCC, CC, C	49.3	1.4%	44.4	1.3%
D	11.8	0.3%	8.2	0.2%
Total non-investment grade	230.6	6.4%	211.1	6.1%
Total	$3,643.3	100.0%	$3,397.6	100.0%

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at March 31, 2019 included letters of credit of $8.5 million under Credit and Security Agreements and performance bonds of $163.5 million.

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

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2019. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of March 31, 2019, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact (in millions):

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	$362.6	$725.2	$1,087.8
Equity Securities	$17.3	$34.5	$51.8

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

During the three months ended March 31, 2019 and 2018, approximately 10.4% and 9.1%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Interest Rate Risk

GMSL, DBMG, and ANG are exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR. Changes in LIBOR could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase in LIBOR based on our floating rate borrowings outstanding as of March 31, 2019 of $135.5 million, would result in an increase in the recorded interest expense of $1.4 million, $2.7 million, and $4.1 million per year, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 (iii) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: May 7, 2019	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)