Form 10-Q
period 2019-06-30
HC2 HOLDINGS, INC.
filed 2019-08-08
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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

As of July 31, 2019, 45,850,584 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$439.9	$455.0	$844.8	$870.5
Life, accident and health earned premiums, net	29.9	19.9	59.8	39.9
Net investment income	50.3	19.4	101.4	37.1
Net realized and unrealized gains (losses) on investments	(1.5)	2.5	4.0	3.0
Net revenue	518.6	496.8	1,010.0	950.5
Operating expenses
Cost of revenue	381.2	400.6	738.9	776.3
Policy benefits, changes in reserves, and commissions	48.0	35.4	100.7	67.7
Selling, general and administrative	52.1	57.1	105.0	109.1
Depreciation and amortization	7.6	9.0	14.5	18.7
Other operating (income) expenses	(1.2)	0.2	(1.6)	(2.0)
Total operating expenses	487.7	502.3	957.5	969.8
Income (loss) from operations	30.9	(5.5)	52.5	(19.3)
Interest expense	(23.0)	(17.2)	(45.3)	(36.5)
Gain on sale and deconsolidation of subsidiary	—	102.1	—	102.1
Income from equity investees	6.1	10.7	1.2	5.5
Gain on bargain purchase	1.1	—	1.1	—
Other income (expense), net	(4.7)	(0.9)	(1.4)	0.2
Income from continuing operations	10.4	89.2	8.1	52.0
Income tax expense	(1.2)	(9.4)	(5.2)	(11.1)
Net income	9.2	79.8	2.9	40.9
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	0.2	(24.4)	3.7	(20.5)
Net income attributable to HC2 Holdings, Inc.	9.4	55.4	6.6	20.4
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.8)	1.4
Net income attributable to common stock and participating preferred stockholders	$9.0	$54.7	$7.4	$19.0

Income per common share
Basic	$0.19	$1.11	$0.15	$0.39
Diluted	$0.12	$1.08	$0.08	$0.38

Weighted average common shares outstanding:
Basic	45.6	44.2	45.2	44.1
Diluted	58.1	45.5	59.9	45.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9.2	$79.8	$2.9	$40.9
Other comprehensive income (loss)
Foreign currency translation adjustment	(0.7)	(6.2)	0.2	(1.7)
Unrealized gain (loss) on available-for-sale securities	81.4	(22.9)	229.6	(51.6)
Other comprehensive income (loss)	80.7	(29.1)	229.8	(53.3)
Comprehensive income (loss)	89.9	50.7	232.7	(12.4)
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	0.4	(24.4)	3.6	(20.5)
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$90.3	$26.3	$236.3	$(32.9)

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$3,812.6	$3,391.6
Equity securities	143.2	200.5
Mortgage loans	151.8	137.6
Policy loans	19.4	19.8
Other invested assets	71.1	72.5
Total investments	4,198.1	3,822.0
Cash and cash equivalents	280.4	325.0
Accounts receivable, net	350.7	379.2
Recoverable from reinsurers	961.4	1,000.2
Deferred tax asset	2.3	2.1
Property, plant and equipment, net	416.4	376.3
Goodwill	178.4	171.7
Intangibles, net	224.9	219.2
Other assets	270.6	208.1
Total assets	$6,883.2	$6,503.8

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,536.6	$4,562.1
Annuity reserves	238.8	245.2
Value of business acquired	231.9	244.6
Accounts payable and other current liabilities	338.5	344.9
Deferred tax liability	59.9	30.3
Debt obligations	828.2	743.9
Other liabilities	197.9	110.8
Total liabilities	6,431.8	6,281.8
Commitments and contingencies
Temporary equity
Preferred stock	10.3	20.3
Redeemable noncontrolling interest	10.3	8.0
Total temporary equity	20.6	28.3
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at June 30, 2019 and December 31, 2018;
Shares issued: 46,480,105 and 45,391,397 at June 30, 2019 and December 31, 2018;
Shares outstanding: 45,776,190 and 44,907,818 at June 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	270.9	260.5
Treasury stock, at cost: 703,915 and 483,579 shares at June 30, 2019 and December 31, 2018, respectively	(3.2)	(2.6)
Accumulated deficit	(54.9)	(57.2)
Accumulated other comprehensive income (loss)	117.1	(112.6)
Total HC2 Holdings, Inc. stockholders’ equity	329.9	88.1
Noncontrolling interest	100.9	105.6
Total stockholders’ equity	430.8	193.7
Total liabilities, temporary equity and stockholders’ equity	$6,883.2	$6,503.8

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2019	45.6	$—	$264.4	$(3.2)	$(64.3)	$36.2	$233.1	$99.1	$332.2	$17.6
Share-based compensation	—	—	2.2	—	—	—	2.2	—	2.2	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	5.2	—	—	—	5.2	2.1	7.3	3.1
Other	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Net income (loss)	—	—	—	—	9.4	—	9.4	(0.1)	9.3	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	80.9	80.9	(0.2)	80.7	—
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases (1)	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	4.7	—	—	—	4.7	—	4.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Issuance of common stock	1.1	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	4.7	—	—	—	4.7	(0.9)	3.8	3.1
Other	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	—
Net income (loss)	—	—	—	—	6.6	—	6.6	(3.2)	3.4	(0.5)
Other comprehensive income	—	—	—	—	—	229.7	229.7	0.1	229.8	—
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively.

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2018	44.5	$—	$253.1	$(2.4)	$(252.2)	$15.8	$14.3	$112.0	$126.3	$29.5
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	(0.3)	—	(0.3)	0.3	—	—
Share-based compensation	—	—	5.0	—	—	—	5.0	—	5.0	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)	0.8
Exercise of stock options	0.1	—	0.4	—	—	—	0.4	—	0.4	—
Preferred stock dividend	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	2.8	—	—	3.8	6.6	(27.7)	(21.1)	5.0
Net income	—	—	—	—	55.4	—	55.4	24.3	79.7	0.2
Other comprehensive income (loss)	—	—	—	—	—	(28.8)	(28.8)	0.4	(28.4)	(0.8)
Balance as of June 30, 2018	44.7	$—	$260.0	$(2.4)	$(197.1)	$(9.2)	$51.3	$109.3	$160.6	$34.7

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	0.4	—	0.4	0.3	0.7	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3.3	(1.7)	1.6	—	1.6	—
Share-based compensation	—	—	6.6	—	—	—	6.6	—	6.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(3.3)	—	—	—	(3.3)	—	(3.3)	3.3
Exercise of stock options	0.1	—	0.4	—	—	—	0.4	—	0.4	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Preferred stock dividend	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)	—
Issuance of common stock	0.5	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	2.6	—	—	3.8	6.4	(27.7)	(21.3)	5.0
Net income	—	—	—	—	20.4	—	20.4	21.3	41.7	(0.7)
Other comprehensive income (loss)	—	—	—	—	—	(53.0)	(53.0)	0.4	(52.6)	(0.8)
Balance as of June 30, 2018	44.7	$—	$260.0	$(2.4)	$(197.1)	$(9.2)	$51.3	$109.3	$160.6	$34.7
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively.

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2.9	$40.9
Adjustments to reconcile net income to cash provided by (used in) operating activities
Provision for doubtful accounts receivable	0.4	0.8
Share-based compensation expense	3.8	4.8
Depreciation and amortization	19.0	22.0
Amortization of deferred financing costs and debt discount	6.2	4.7
Amortization of (discount) premium on investments	3.9	2.4
Gain on embedded derivative	(5.6)	—
Gain on sale or disposal of assets	(0.8)	(2.4)
Gain on sale or disposal of a subsidiary	—	(102.1)
Income from equity investees	(1.2)	(5.5)
Net realized and unrealized gains on investments	(3.5)	(3.0)
Receipt of dividends from equity investees	7.6	3.1
Annuity benefits	2.9	4.2
Other operating activities	2.9	1.9
Changes in assets and liabilities, net of acquisitions
Accounts receivable	41.5	(23.1)
Recoverable from reinsurers	0.2	(4.9)
Other assets	(5.1)	(21.4)
Life, accident and health reserves	12.9	34.1
Accounts payable and other current liabilities	(28.4)	(9.7)
Other liabilities	(22.8)	12.0
Cash provided by (used in) operating activities	36.8	(41.2)
Cash flows from investing activities
Purchase of property, plant and equipment	(19.2)	(20.2)
Disposal of property, plant and equipment	3.7	3.5
Purchase of investments	(575.3)	(207.5)
Sale of investments	449.3	155.5
Maturities and redemptions of investments	37.2	40.0
Cash received from dispositions, net	—	93.3
Cash paid on acquisitions	(53.5)	(46.0)
Other investing activities	3.2	(2.2)
Cash (used in) provided by investing activities	(154.6)	16.4
Cash flows from financing activities
Proceeds from debt obligations	84.9	180.3
Principal payments on debt obligations	(10.3)	(110.7)
Cash received by subsidiary to issue preferred stock	8.9	—
Cash paid by subsidiary to purchase HC2 preferred stock	(8.3)	—
Annuity receipts	1.1	1.3
Annuity surrenders	(9.5)	(11.2)
Transactions with noncontrolling interests	5.5	(14.9)
Payment of dividends	(1.7)	(1.0)
Other financing activities	(1.6)	(0.7)
Cash provided by financing activities	69.0	43.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.3)
Net change in cash, cash equivalents and restricted cash	(48.5)	18.0
Cash, cash equivalents and restricted cash, beginning of period	330.4	98.9
Cash, cash equivalents and restricted cash, end of period	$281.9	$116.9

Supplemental cash flow information:
Cash paid for interest	$38.7	$33.9
Cash paid for taxes (net of refunds)	$3.7	$11.5
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$6.3	$1.2
Investments included in accounts payable	$31.6	$0.8
Investments included in accounts receivable	$9.7	$—

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

1.Our Construction segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through GrayWolf, DBMG provides services including maintenance, repair, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Marine Services segment is comprised of Global Marine Systems Limited ("GMSL"). GMSL is a leading provider of engineering and underwater services on submarine cables and operates under the Global Marine Group brand. GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. The Company maintains an approximately 73% controlling interest in GMSL.

3.Our Energy segment is comprised of American Natural Gas, LLC ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains an approximately 69% controlling interest in ANG.

4.Our Telecommunications segment is comprised of PTGi International Carrier Services, Inc. ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, voice over internet protocol service operators and internet service providers. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company maintains a 100% interest in ICS.

5.Our Insurance segment is comprised of Continental Insurance Group Ltd. ("CIG") and its wholly-owned subsidiary Continental General Insurance Company (“CGI”). CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation.  The Company maintains a 100% interest in CIG.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 63% in R2 Dermatology Inc. ("R2"), which develops skin lightening technology. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 50% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

7.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and an approximately 50% controlling interest in DTV America Corporation ("DTV") as well as approximately 10% proxy and voting rights from minority holders.

8.Our Other segment represents all other businesses or investments we believe have significant growth potential, that do not meet the definition of a segment individually or in the aggregate.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of June 30, 2019, the results of DBMG, GMSL, ANG, ICS, CIG, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 12, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2019.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2019	June 30, 2018
Cash and cash equivalents, beginning of period	$325.0	$97.9
Restricted cash included in other assets	5.4	1.0
Total cash and cash equivalents and restricted cash	$330.4	$98.9

Cash and cash equivalents, end of period	$280.4	$112.3
Restricted cash included in other assets	1.5	4.6
Total cash and cash equivalents and restricted cash	$281.9	$116.9

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

Accounting for Leases

ASU 2016-02, Leases, was issued by FASB in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard became effective for the Company on January 1, 2019 and the Company elected the optional transition method as well as the package of practical expedients upon adoption. Upon adoption, the Company recognized right of use ("ROU") assets and lease liabilities in the amount of $67.1 million and $74.1 million, respectively, within Other assets and Other liabilities lines of the Condensed Consolidated Financial

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Statements, respectively, and utilizing the modified retrospective approach, we evaluated ROU assets for impairment and determined that approximately $5.1 million of newly recognized ROU assets that existed immediately prior to the effective date were impaired. The impairment of ROU assets as of January 1, 2019, was recorded as a reduction to retained earnings and noncontrolling interests.

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

The Company anticipates a significant impact on the systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. Currently, the Company continues to focus on developing models and procedures, with testing and refinement of models occurring in the second half of the year 2019.  Focus areas will include, but not be limited to: (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on available for sale debt securities; (ii) establishing procedures to review reinsurance risk to include but not limited to review of reinsurer ratings, trust agreements where applicable and historical and current performance; (iii) establishing procedures to identify and review all remaining financial assets within scope; and (iv) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

3. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue (1)
Construction	$195.7	$176.9	$387.8	$335.9
Marine Services	39.4	68.4	81.8	105.1
Energy	5.5	7.1	10.6	11.6
Telecommunications	189.3	190.5	344.8	392.8
Broadcasting	10.0	11.1	19.8	21.7
Other	—	1.0	—	3.4
Total revenue	$439.9	$455.0	$844.8	$870.5
(1) The Insurance segment does not have revenues in scope of ASC 606.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts receivables, net from contracts with customers consist of the following (in millions):

	June 30, 2019	December 31, 2018
Accounts receivables with customers
Construction	$190.1	$196.6
Marine Services	37.7	48.3
Energy	5.7	3.3
Telecommunications	90.5	117.6
Broadcasting	8.7	9.2
Total accounts receivables with customers	$332.7	$375.0

Construction Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial	$52.9	$67.9	$112.3	$137.5
Convention	28.4	22.2	57.1	53.8
Healthcare	13.6	29.2	22.4	57.1
Industrial	62.7	28.3	116.5	36.1
Transportation	16.3	8.2	34.4	13.4
Other	21.6	21.1	44.9	38.0
Total revenue from contracts with customers	195.5	176.9	387.6	335.9
Other revenue	0.2	—	0.2	—
Total Construction segment revenue	$195.7	$176.9	$387.8	$335.9

Contract Assets and Contract Liabilities

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Contract assets	$59.7	$69.0
Contract liabilities	$(49.6)	$(62.0)

The change in contract assets is a result of the recording of $28.6 million of costs in excess of billings driven by new commercial projects, offset by $34.6 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $40.8 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $53.0 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$96.7	$25.1	$121.8
Convention	26.4	—	26.4
Healthcare	35.8	—	35.8
Industrial	127.0	19.9	146.9
Transportation	90.1	1.2	91.3
Other	46.1	0.2	46.3
Remaining unsatisfied performance obligations	$422.1	$46.4	$468.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Marine Services Segment

The following table disaggregates GMSL's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Telecommunication - Maintenance	$20.0	$22.1	$41.0	$43.9
Telecommunication - Installation	10.0	16.5	15.4	23.8
Power - Operations, Maintenance & Construction Support	5.1	11.9	9.3	16.6
Power - Cable Installation & Repair	4.3	17.9	16.1	20.8
Total revenue from contracts with customers	39.4	68.4	81.8	105.1
Other revenue	—	—	—	—
Total Marine Services segment revenue	$39.4	$68.4	$81.8	$105.1

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Contract assets	$11.5	$5.2
Contract liabilities	$(15.8)	$(1.0)

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$37.2	$217.4	$59.9	$314.5
Telecommunication - Installation	15.3	—	—	15.3
Power - Operations, Maintenance & Construction Support	5.9	18.9	—	24.8
Power - Cable Installation & Repair	3.0	48.6	—	51.6
Remaining unsatisfied performance obligations	$61.4	$284.9	$59.9	$406.2

Energy Segment

The following table disaggregates ANG's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Volume-related	$5.3	$4.0	$10.1	$8.1
Maintenance services	—	—	—	0.1
Total revenue from contracts with customers	5.3	4.0	10.1	8.2
RNG incentives	0.1	0.4	0.4	0.7
Alternative fuel tax credit	—	2.6	—	2.6
Other revenue	0.1	0.1	0.1	0.1
Total Energy segment revenue	$5.5	$7.1	$10.6	$11.6

Telecommunications Segment

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Termination of long distance minutes	$189.3	$190.5	$344.8	$392.8
Total revenue from contracts with customers	189.3	190.5	344.8	392.8
Other revenue	—	—	—	—
Total Telecommunications segment revenue	$189.3	$190.5	$344.8	$392.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Broadcasting Segment

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Network advertising	$5.4	$7.0	$10.8	$13.8
Broadcast station	2.9	2.8	5.6	5.5
Network distribution	1.2	0.9	2.7	1.8
Other	0.5	0.4	0.7	0.6
Total revenue from contracts with customers	10.0	11.1	19.8	21.7
Other revenue	—	—	—	—
Total Broadcasting segment revenue	$10.0	$11.1	$19.8	$21.7

The transaction price allocated to remaining unsatisfied performance obligations consisted of $4.1 million and $7.7 million of network advertising and broadcasting station revenues, respectively of which $4.1 million is expected to be recognized within one year and $7.7 million is expected to be recognized within five years.

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

The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

Other invested assets	$0.9
Cash and cash equivalents	8.6
Accounts receivable	28.8
Property, plant and equipment	15.4
Goodwill	50.7
Intangibles	44.1
Other assets	18.9
Total assets acquired	167.4
Accounts payable and other current liabilities	(23.7)
Other liabilities	(3.9)
Total liabilities assumed	(27.6)
Total net assets acquired	$139.8

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

Acquisition costs incurred by DBMG in connection with the acquisition of GrayWolf were approximately $4.2 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of GrayWolf were included in our Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because they are not material to our consolidated results of operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Energy Segment

On June 14, 2019, ANG acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. ANG’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country.

To finance the acquisition, ANG entered into a term loan with M&T bank for $28.0 million and issued preferred stock and ten year warrants for common stock for $14.0 million. The preferred stock bears a 14% coupon and is mandatorily redeemable in four years. The warrants are exercisable at $0.001 per share of common stock and will represent 6% of ANG when exercised. ANG received $5.0 million of proceeds from CGI. Consequently, related preferred stock and warrants are eliminated in consolidation. Preferred stock and warrants are recorded within Other liabilities.

Insurance Segment

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation (“KMG”), the parent company of Kanawha Insurance Company (“KIC”), Humana Inc.’s long-term care insurance subsidiary for cash consideration of ten thousand dollars.

The decision to acquire was made as part of CGI’s core strategy to acquire additional accretive LTC run-off businesses.

The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed and bargain purchase gain are summarized as follows (in millions):

Fixed maturity securities, available-for-sale at fair value	$1,575.4
Equity securities	0.3
Mortgage loans	0.9
Policy loans	2.9
Cash and cash equivalents	806.6
Recoverable from reinsurers	902.5
Other assets	28.2
Total assets acquired	3,316.8
Life, accident and health reserves	(2,931.3)
Annuity reserves	(11.3)
Value of business acquired	(214.4)
Accounts payable and other current liabilities	(6.5)
Deferred tax liability	(25.3)
Other liabilities	(11.5)
Total liabilities assumed	(3,200.3)
Total net assets acquired	116.5
Total fair value of consideration	—
Gain on bargain purchase	$116.5

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reinsurance Recoverable

The reinsurance recoverable balance represents amounts recoverable from third parties. U.S. GAAP requires insurance reserves and reinsurance recoverable balances to be presented on a gross basis, as opposed to U.S. statutory accounting principles, where reserves are presented net of reinsurance. Accordingly, the Company grossed up the fair value of the net insurance contract liability for the amount of reinsurance of approximately $902.5 million, to arrive at a gross insurance liability, and recognized an offsetting reinsurance recoverable amount of approximately $902.5 million. As part of this process, management considered reinsurance counterparty credit risk and considers it to have an immaterial impact on the reinsurance fair value gross-up. To mitigate this risk substantially all reinsurance is ceded to companies with investment grade S&P ratings.

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

The Value of Business Acquired

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. A VOBA liability (negative asset) occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities. HC2 calculated VOBA by adjusting the purchase price, which was derived on a statutory accounting basis, for differences between statutory and U.S. GAAP accounting requirements. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

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
Broadcasting Segment

During the six months ended June 30, 2019 and the year ended December 31, 2018, HC2 Broadcasting acquired a series of licenses for a total cash consideration of $13.0 million and $71.4 million, respectively. All transactions were accounted for as asset acquisitions.

Other Segment

On August 14, 2018, 704Games issued a 53.5% equity interest to international media and technology company Motorsport Network. As a result, HC2’s ownership percentage in 704Games was diluted to 26.2% resulting in the loss of control and deconsolidation of the entity.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenue	$571.8	$1,072.4
Net income (loss) from operations	$38.9	$52.4
Net income (loss) attributable to HC2 Holdings, Inc.	$89.6	$75.7

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$17.5	$1.0	$—	$18.5
States, municipalities and political subdivisions	411.4	31.1	—	442.5
Residential mortgage-backed securities	75.9	4.8	(0.6)	80.1
Commercial mortgage-backed securities	104.0	2.4	—	106.4
Asset-backed securities	537.2	1.6	(12.6)	526.2
Corporate and other	2,491.5	177.0	(29.6)	2,638.9
Total fixed maturity securities	$3,637.5	$217.9	$(42.8)	$3,812.6

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.7	$0.7	$—	$25.4
States, municipalities and political subdivisions	413.7	9.6	(1.4)	421.9
Residential mortgage-backed securities	92.6	3.1	(1.3)	94.4
Commercial mortgage-backed securities	94.7	0.3	(1.1)	93.9
Asset-backed securities	540.8	0.8	(30.1)	511.5
Corporate and other	2,311.0	17.0	(83.5)	2,244.5
Total fixed maturity securities	$3,477.5	$31.5	$(117.4)	$3,391.6

The amortized cost and fair value of fixed maturity securities available-for-sale as of June 30, 2019 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$28.9	$29.6
Due after one year through five years	233.6	238.8
Due after five years through ten years	337.8	354.5
Due after ten years	2,320.1	2,477.0
Subtotal	2,920.4	3,099.9
Mortgage-backed securities	179.9	186.5
Asset-backed securities	537.2	526.2
Total	$3,637.5	$3,812.6

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$550.1	$569.3	21.6%	$469.0	$452.9	20.2%
Transportation, communication and other services	768.7	808.4	30.6%	758.6	734.0	32.7%
Manufacturing	731.0	788.2	29.9%	712.7	693.5	30.9%
Other	441.7	473.0	17.9%	370.7	364.1	16.2%
Total	$2,491.5	$2,638.9	100.0%	$2,311.0	$2,244.5	100.0%

A portion of certain other-than-temporary impairment ("OTTI") losses on fixed maturity securities is recognized in Accumulated Other Comprehensive Income ("AOCI"). For these securities the net amount represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company did not recognize any impairments on corporate and other fixed maturity securities for the three and six months ended June 30, 2019 or 2018.

The following table presents the total unrealized losses for the 159 and 749 fixed maturity securities held by the Company as of June 30, 2019 and December 31, 2018, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	June 30, 2019		December 31, 2018
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(42.5)	99.3%	$(116.0)	98.8%
20% or more for less than six months	(0.3)	0.7%	(0.8)	0.7%
20% or more for six months or greater	—	—%	(0.6)	0.5%
Total	$(42.8)	100.0%	$(117.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of June 30, 2019. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 159 and 749 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of June 30, 2019 and December 31, 2018, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

June 30, 2019	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.1	$—	$—	$—	$0.1	$—
States, municipalities and political subdivisions	5.7	—	—	—	5.7	—
Residential mortgage-backed securities	11.6	(0.5)	2.6	(0.1)	14.2	(0.6)
Commercial mortgage-backed securities	0.9	—	—	—	0.9	—
Asset-backed securities	362.3	(7.6)	61.0	(5.0)	423.3	(12.6)
Corporate and other	275.7	(25.8)	39.6	(3.8)	315.3	(29.6)
Total fixed maturity securities	$656.3	$(33.9)	$103.2	$(8.9)	$759.5	$(42.8)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$3.3	$—	$8.3	$—
States, municipalities and political subdivisions	117.2	(1.3)	1.9	(0.1)	119.1	(1.4)
Residential mortgage-backed securities	22.4	(1.2)	5.7	(0.1)	28.1	(1.3)
Commercial mortgage-backed securities	57.8	(1.1)	—	—	57.8	(1.1)
Asset-backed securities	466.0	(29.6)	5.9	(0.5)	471.9	(30.1)
Corporate and other	1,418.2	(71.9)	254.6	(11.6)	1,672.8	(83.5)
Total fixed maturity securities	$2,086.6	$(105.1)	$271.4	$(12.3)	$2,358.0	$(117.4)

As of June 30, 2019, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 81.7% of the gross unrealized loss and 86.5% of the fair value. As of December 31, 2018, investment grade fixed maturity securities represented approximately 87.9% of the gross unrealized loss and 93.1% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
Equity Securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	June 30, 2019	December 31, 2018
Common stocks	$22.8	$15.0
Perpetual preferred stocks	120.4	185.5
Total equity securities	$143.2	$200.5

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	June 30, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.3	$—	$2.1
Preferred Equity	—	8.0	1.6	9.6
Other	—	60.8	—	59.2
Total	$—	$71.1	$1.6	$70.9

Net Investment Income

The major sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturity securities, available-for-sale at fair value	$43.7	$16.2	$87.3	$31.9
Equity securities	2.1	0.7	4.6	1.3
Mortgage loans	3.1	1.6	6.8	2.8
Policy loans	0.2	0.3	0.6	0.6
Other invested assets	1.4	0.6	2.6	0.6
Gross investment income	50.5	19.4	101.9	37.2
External investment expense	(0.2)	—	(0.5)	(0.1)
Net investment income	$50.3	$19.4	$101.4	$37.1

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized gains on fixed maturity securities	$4.2	$2.4	$5.1	$3.7
Realized losses on fixed maturity securities	(3.3)	(0.6)	(5.1)	(1.3)
Realized gains on equity securities	0.3	—	0.4	—
Realized losses on equity securities	(0.2)	—	(1.1)	—
Net unrealized gains (losses) on equity securities	(1.6)	0.5	5.8	(0.2)
Net unrealized gains (losses) on derivative instruments	(0.9)	0.2	(1.1)	0.8
Net realized and unrealized gains (losses)	$(1.5)	$2.5	$4.0	$3.0

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

June 30, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$18.5	$4.1	$14.4	$—
States, municipalities and political subdivisions	442.5	—	438.8	3.7
Residential mortgage-backed securities	80.1	—	67.6	12.5
Commercial mortgage-backed securities	106.4	—	40.0	66.4
Asset-backed securities	526.2	—	113.6	412.6
Corporate and other	2,638.9	17.3	2,463.5	158.1
Total fixed maturity securities	3,812.6	21.4	3,137.9	653.3
Equity securities
Common stocks	22.8	17.9	—	4.9
Perpetual preferred stocks	120.4	7.4	55.9	57.1
Total equity securities	143.2	25.3	55.9	62.0
Total assets accounted for at fair value	$3,955.8	$46.7	$3,193.8	$715.3

Liabilities
Embedded derivative	$2.9	$—	$—	$2.9
Other	5.4	—	—	5.4
Total liabilities accounted for at fair value	$8.3	$—	$—	$8.3

December 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.4	$6.1	$19.3	$—
States, municipalities and political subdivisions	421.9	—	421.9	—
Residential mortgage-backed securities	94.4	—	75.4	19.0
Commercial mortgage-backed securities	93.9	—	35.7	58.2
Asset-backed securities	511.5	—	33.3	478.2
Corporate and other	2,244.5	6.6	2,152.9	85.0
Total fixed maturity securities	3,391.6	12.7	2,738.5	640.4
Equity securities
Common stocks	15.0	9.1	—	5.9
Perpetual preferred stocks	185.5	7.2	123.0	55.3
Total equity securities	200.5	16.3	123.0	61.2
Total assets accounted for at fair value	$3,592.1	$29.0	$2,861.5	$701.6

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liabilities
Embedded derivative	$8.4	$—	$—	$8.4
Other	3.5	—	—	3.5
Total liabilities accounted for at fair value	$11.9	$—	$—	$11.9

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

The Company’s assessment resulted in a net transfer into Level 3 of $73.7 million primarily related to corporate securities during the six months ended June 30, 2019. The Company’s assessment resulted in a net transfer into Level 3 of $12.3 million primarily related to corporate securities during the six months ended June 30, 2018.

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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2019 and 2018 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$—	$—	$(0.5)	$4.2	$—	$3.7
Residential mortgage-backed securities	13.1	—	0.2	—	(0.5)	—	(0.3)	12.5
Commercial mortgage-backed securities	61.8	—	0.6	5.1	(0.1)	—	(1.0)	66.4
Asset-backed securities	472.1	(1.6)	4.7	39.9	(102.5)	—	—	412.6
Corporate and other	198.5	(0.1)	(6.0)	15.8	(12.9)	—	(37.2)	158.1
Total fixed maturity securities	745.5	(1.7)	(0.5)	60.8	(116.5)	4.2	(38.5)	653.3
Equity securities
Common stocks	6.1	—	—	—	(1.0)	—	(0.2)	4.9
Perpetual preferred stocks	55.1	(3.4)	—	2.5	—	3.0	(0.1)	57.1
Total equity securities	61.2	(3.4)	—	2.5	(1.0)	3.0	(0.3)	62.0
Total financial assets	$806.7	$(5.1)	$(0.5)	$63.3	$(117.5)	$7.2	$(38.8)	$715.3

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2019	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Liabilities
Embedded derivative	$6.1	$(3.2)	$—	$—	$—	$—	$—	$2.9
Other	2.7	(0.3)	—	3.0	—	—	—	5.4
Total financial liabilities	$8.8	$(3.5)	$—	$3.0	$—	$—	$—	$8.3

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$—	$—	$(0.5)	$4.2	$—	$3.7
Residential mortgage-backed securities	19.0	—	0.3	—	(0.8)	—	(6.0)	12.5
Commercial mortgage-backed securities	58.2	—	2.1	7.5	(0.5)	—	(0.9)	66.4
Asset-backed securities	478.2	(1.6)	18.0	88.5	(176.1)	5.6	—	412.6
Corporate and other	85.0	(0.1)	2.3	20.4	(17.5)	105.0	(37.0)	158.1
Total fixed maturity securities	640.4	(1.7)	22.7	116.4	(195.4)	114.8	(43.9)	653.3
Equity securities
Common stocks	5.9	0.2	—	—	(1.0)	—	(0.2)	4.9
Perpetual preferred stocks	55.3	(3.7)	—	2.5	—	3.0	—	57.1
Total equity securities	61.2	(3.5)	—	2.5	(1.0)	3.0	(0.2)	62.0
Total financial assets	$701.6	$(5.2)	$22.7	$118.9	$(196.4)	$117.8	$(44.1)	$715.3

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Liabilities
Embedded derivative	$8.4	$(5.5)	$—	$—	$—	$—	$—	$2.9
Other	3.5	(1.1)	—	3.0	—	—	—	5.4
Total financial liabilities	$11.9	$(6.6)	$—	$3.0	$—	$—	$—	$8.3

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6.4	$—	$—	$—	$—	$—	$(6.0)	$0.4
Residential mortgage-backed securities	7.2	—	0.3	—	(0.8)	5.6	—	12.3
Commercial mortgage-backed securities	17.8	—	(0.2)	4.5	—	—	—	22.1
Asset-backed securities	137.9	0.5	(1.8)	18.5	(19.4)	—	(2.9)	132.8
Corporate and other	37.6	—	(0.8)	23.9	(2.6)	9.1	—	67.2
Total fixed maturity securities	206.9	0.5	(2.5)	46.9	(22.8)	14.7	(8.9)	234.8
Equity securities
Common stocks	0.6	(0.1)	—	—	—	—	—	0.5
Perpetual preferred stocks	23.9	0.4	—	—	—	—	—	24.3
Total equity securities	24.5	0.3	—	—	—	—	—	24.8
Derivatives	0.3	—	—	—	—	—	—	0.3
Total financial assets	$231.7	$0.8	$(2.5)	$46.9	$(22.8)	$14.7	$(8.9)	$259.9

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Liabilities
Other	$4.1	$0.1	$—	$—	$—	$—	$—	$4.2
Total financial liabilities	$4.1	$0.1	$—	$—	$—	$—	$—	$4.2

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$6.0	$—	$(0.1)	$0.1	$—	$0.4	$(6.0)	$0.4
Residential mortgage-backed securities	14.6	0.1	0.6	—	(5.1)	5.5	(3.4)	12.3
Commercial mortgage-backed securities	12.2	(0.1)	(0.3)	10.3	—	—	—	22.1
Asset-backed securities	133.7	1.2	(3.2)	68.0	(64.0)	—	(2.9)	132.8
Corporate and other	26.3	0.1	(0.9)	29.0	(3.0)	15.7	—	67.2
Total fixed maturity securities	192.8	1.3	(3.9)	107.4	(72.1)	21.6	(12.3)	234.8
Equity securities
Common stocks	0.2	(0.1)	—	—	—	0.4	—	0.5
Perpetual preferred stocks	6.4	0.4	—	14.9	—	2.6	—	24.3
Total equity securities	6.6	0.3	—	14.9	—	3.0	—	24.8
Derivatives	0.3	—	—	—	—	—	—	0.3
Total financial assets	$199.7	$1.6	$(3.9)	$122.3	$(72.1)	$24.6	$(12.3)	$259.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2018
Liabilities
Other	$4.8	$(0.6)	$—	$—	$—	$—	$—	$4.2
Total financial liabilities	$4.8	$(0.6)	$—	$—	$—	$—	$—	$4.2

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

June 30, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$151.8	$151.8	$—	$—	$151.8
Policy loans	19.4	19.4	—	19.4	—
Total assets not accounted for at fair value	$171.2	$171.2	$—	$19.4	$151.8
Liabilities
Annuity benefits accumulated (1)	$237.8	$235.2	$—	$—	$235.2
Debt obligations (2)	789.0	758.4	—	758.4	—
Total liabilities not accounted for at fair value	$1,026.8	$993.6	$—	$758.4	$235.2

December 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.6	$137.6	$—	$—	$137.6
Policy loans	19.8	19.8	—	19.8	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$159.0	$159.0	$—	$19.8	$139.2
Liabilities
Annuity benefits accumulated (1)	$244.0	$241.7	$—	$—	$241.7
Debt obligations (2)	702.5	703.0	—	703.0	—
Total liabilities not accounted for at fair value	$946.5	$944.7	$—	$703.0	$241.7
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	June 30, 2019	December 31, 2018
Contracts in progress	$171.7	$188.2
Trade receivables	99.9	127.5
Unbilled retentions	67.1	65.6
Other receivables	18.0	4.2
Allowance for doubtful accounts	(6.0)	(6.3)
Total accounts receivable, net	$350.7	$379.2

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		June 30, 2019		December 31, 2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$340.9	35.5%	$335.0	33.5%
Hannover Life Reassurance Company of America	A+	332.4	34.6%	336.9	33.7%
Loyal American Life Insurance Company	A	146.3	15.2%	146.0	14.6%
ManhattanLife Assurance Company of America	B+	50.4	5.2%	89.5	8.9%
Great American Life Insurance Company	A	56.0	5.8%	54.5	5.4%
Other		35.4	3.7%	38.3	3.9%
Total		$961.4	100.0%	$1,000.2	100.0%

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	June 30, 2019	December 31, 2018
Cable-ships and submersibles	$241.3	$251.1
Equipment, furniture and fixtures, and software	207.1	148.0
Building and leasehold improvements	48.5	47.3
Land	36.9	32.8
Construction in progress	13.5	12.9
Plant and transportation equipment	12.3	12.0
	559.6	504.1
Less: Accumulated depreciation	143.2	127.8
Total	$416.4	$376.3

Depreciation expense was $12.9 million and $11.1 million for the three months ended June 30, 2019 and 2018, respectively. These amounts included $2.3 million and $1.7 million of depreciation expense within cost of revenue for the three months ended June 30, 2019 and 2018, respectively.

Depreciation expense was $25.3 million and $22.3 million for the six months ended June 30, 2019 and 2018, respectively. These amounts included $4.5 million and $3.3 million of depreciation expense within cost of revenue for the six months ended June 30, 2019 and 2018, respectively.

Total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $38.7 million and $40.0 million as of June 30, 2019 and December 31, 2018, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Construction	Marine Services	Energy	Telecom	Insurance	Broadcasting	Total
Balance at December 31, 2018	$82.2	$14.3	$2.1	$4.4	$47.3	$21.4	$171.7
Measurement period adjustment	7.1	—	—	—	—	—	7.1
Impairments	—	—	—	(0.4)	—	—	(0.4)
Balance at June 30, 2019	$89.3	$14.3	$2.1	$4.0	$47.3	$21.4	$178.4

Indefinite-lived Intangible Assets

Balances of indefinite-lived intangible assets as of June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019	December 31, 2018
FCC licenses	$132.6	$120.6
State licenses	2.5	2.5
Total	$135.1	$123.1

In 2019, FCC licenses increased $12.0 million, $12.9 million of which was through acquisitions, offset by $0.9 million of impairments.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$26.0	$(7.0)	$19.0	$25.9	$(5.9)	$20.0
Customer relationships	10 Years	53.6	(11.5)	42.1	53.6	(7.2)	46.4
Channel sharing arrangements	40 Years	25.2	(0.5)	24.7	25.2	—	25.2
Developed technology	5 Years	1.2	(1.2)	—	1.2	(1.2)	—
Other	6 Years	5.5	(1.5)	4.0	5.5	(1.0)	4.5
Total		$111.5	$(21.7)	$89.8	$111.4	$(15.3)	$96.1

Amortization expense for definite lived intangible assets for the three months ended June 30, 2019 and 2018 was $3.1 million and $1.1 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets for the six months ended June 30, 2019 and 2018 was $6.3 million and $2.1 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Fiscal Year	Estimated Amortization Expense
2019	$5.5
2020	$8.1
2021	$7.9
2022	$7.7
2023	$6.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	June 30, 2019	December 31, 2018
Long-term care insurance reserves	$4,158.5	$4,142.5
Traditional life insurance reserves	179.9	196.8
Other accident and health insurance reserves	198.2	222.8
Total life, accident and health reserves	$4,536.6	$4,562.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$738.7	$243.5
Less: recoverable from reinsurers	(136.4)	(100.6)
Beginning balance, net	602.3	142.9
Incurred related to insured events of:
Current year	108.8	36.4
Prior years	(41.2)	2.6
Total incurred	67.6	39.0
Paid related to insured events of:
Current year	(2.9)	(1.4)
Prior years	(74.1)	(25.2)
Total paid	(77.0)	(26.6)
Interest on liability for policy and contract claims	10.7	2.6
Ending balance, net	603.6	157.9
Add: recoverable from reinsurers	137.4	106.4
Ending balance	$741.0	$264.3

The Insurance segment experienced a favorable claims reserve development of $41.2 million and an unfavorable claims reserve development of $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The reserve sufficiency is being driven by claim terminations and estimates for remaining benefits to be paid. Current experience has been favorable relative to the six months ended June 30, 2018. This favorable development is attributable to the result of normal volatility in claims activity from period to period.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	June 30, 2019	December 31, 2018
Accounts payable	$133.1	$104.7
Accrued expenses and other current liabilities	95.5	83.4
Accrued interconnection costs	64.1	103.0
Accrued payroll and employee benefits	35.1	44.2
Accrued interest	8.1	8.8
Accrued income taxes	2.6	0.8
Total accounts payable and other current liabilities	$338.5	$344.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Debt Obligations

Debt obligations consist of the following (in millions):

	June 30, 2019	December 31, 2018
Construction
LIBOR plus 5.85% Note, due 2023	$78.0	$80.0
LIBOR plus 1.50% Line of Credit	53.4	34.0
Other	0.3	—
Marine Services
Obligations under capital leases	36.8	40.4
7.49% Note, due 2020	21.6	14.0
Notes payable and revolving lines of credit, various maturity dates	11.5	12.9
Energy
LIBOR plus 3.00% Term Loan due in 2023	28.0	—
5.00% Term Loan due in 2022	11.8	12.4
4.50% Note due in 2022	10.8	11.3
Other, various maturity dates	3.2	3.2
Life Sciences
Notes payable due in 2019	—	1.7
Broadcasting
8.50% Notes due 2019	54.0	35.0
Other, various maturity dates	12.0	11.1
Non-Operating Corporate
11.5% Senior Secured Notes, due 2021	470.0	470.0
7.5% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit	15.0	—
Total	861.4	781.0
Issuance discount, net and deferred financing costs	(33.2)	(37.1)
Debt obligations	$828.2	$743.9

Marine Sciences

In June 2019, GMSL refinanced the Shawbrook loan, increasing the principal balance to £17.0 million, or approximately $21.6 million, and extending the maturity to June 2020.

Energy

In June 2019, ANG entered into a term loan with M&T bank for $28.0 million. The loan bears variable interest annually at LIBOR plus 3.0% and matures in 2023. The term loan was used to finance the acquisition of ampCNG.

Life Sciences

In June 2019, R2 converted a portion of the $1.7 million secured convertible notes into shares of R2 preferred equity. The remaining portion was repaid.

Broadcasting

In January, April, and May 2019, HC2 Broadcasting issued an additional $7.5 million, $0.7 million, and $10.8 million, respectively of 8.5% notes (the "8.5% Notes"). In July 2019, the maturity dates of the 8.5% Notes were extended to August 31, 2019.

Non-Operating Corporate

In April 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC. The Revolving Credit Agreement matures on June 1, 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April 2019 and May 2019, HC2 drew $5.0 million and $10.0 million of the Revolving Credit Agreement, respectively. The Company used the proceeds for working capital and general corporate purposes.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Income Taxes

Income Tax Expense
The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2019 interim tax provision.

Income tax was an expense of $1.2 million and $9.4 million for the three months ended June 30, 2019 and 2018, respectively. The income tax expense recorded for the three months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. The income tax expense recorded for the three months ended June 30, 2018 relates primarily to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allowance had been recorded.

Income tax was an expense of $5.2 million and $11.1 million for the six months ended June 30, 2019 and 2018, respectively. The income tax expense recorded for the six months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for June 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allowance had been recorded. Additionally, no benefit is recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, we are subject to several provisions of the TCJA including computations under Global Intangible Low Taxed Income (“GILTI”) and the interest limitation rules. We have included the impact of each of these provisions in our overall tax expense for the six months ended June 30, 2019.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Based on a review of the current facts and circumstances with counsel in each of the matters disclosed, management has provided for what is believed to be a reasonable estimate of loss exposure. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of litigation will not have a material effect on its financial position and will defend itself vigorously.

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

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the "Defendants").  The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to final Court approval.  On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion was granted by the Southern District of Ohio on April 2, 2019. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action. The final settlement hearing, previously scheduled on July 23, 2019, has been continued and is now scheduled on September 17, 2019.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Global Marine Dispute

GMSL is in dispute with Alcatel-Lucent Submarine Networks Limited ("ASN") related to a Marine Installation Contract between the parties, dated March 11, 2016 (the "ASN Contract").  Under the ASN Contract, GMSL's obligations were to install and bury an optical fiber cable in Prudhoe Bay, Alaska.  As of the date hereof, neither party has commenced legal proceedings.  Pursuant to the ASN Contract any such dispute would be governed by English law and would be required to be brought in the English courts in London.  ASN has alleged that GMSL committed material breaches of the ASN Contract, which entitles ASN to terminate the ASN Contract, take over the work themselves, and claim damages for their losses arising as a result of the breaches.  The alleged material breaches include failure to use appropriate equipment and procedures to perform the work and failure to accurately estimate the amount of weather downtime needed.  ASN has indicated to GMSL it has incurred $38.2 million in damages and $1.2 million in liquidated damages for the period from September 2016 to October 2016, plus interest and costs. GMSL believes that it has not breached the terms and conditions of the contract and also believes that ASN has not properly terminated the contract in a manner that would allow it to make a claim. However, ASN has ceased making payments to GMSL and as of June 30, 2019, the total sum of GMSL invoices raised and issued were $17.0 million, of which $8.1 million were settled by ASN and the balance of $8.9 million remained at risk.

On July 25, 2019, GMSL and ASN reached a settlement agreement wherein ASN agreed to pay GMSL $3.5 million in full settlement of the GMSL invoices and the parties agreed to release each other from all current and future claims with respect to the ASN Contract.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost - benefits earning during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1.3	1.4	2.7	2.7
Expected return on assets	(1.7)	(2.0)	(3.4)	(3.9)
Actuarial gain	—	—	—	—
Foreign currency gain (loss)	—	—	—	—
Net periodic benefit	$(0.4)	$(0.6)	$(0.7)	$(1.2)

For the three months ended June 30, 2019, $1.7 million of contributions have been made to the Company's pension plans, comprising $1.7 million of fixed contributions. For the six months ended June 30, 2019, $3.7 million of contributions have been made to the Company's pension plans, comprising $3.4 million of fixed contributions and $0.3 million of variable contributions. The Company anticipates contributing an additional $3.9 million during 2019, comprising $3.9 million of fixed contributions.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $12.7 million deferred from 2016 and 2017 due in December 2017 were further deferred. To support this second deferral, the Company provided secured assets. These are the CWind Phantom (crew transfer vessel) and Q1000 trencher. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $6.6 million in 2019, approximately $6.8 million in 2020, approximately $7.0 million in 2021 and approximately $3.0 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

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

The Company granted zero and 662,769 options during the three and six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2018, the weighted average fair value at date of grant for options granted was $2.91 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	June 30, 2019	June 30, 2018
Expected option life (in years)	—	0.88 - 5.84
Risk-free interest rate	—%	2.24 - 2.85%
Expected volatility	—%	47.51 - 47.89%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.1 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $3.8 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2018	3,031,469	$5.93
Granted	542,450	$2.57
Vested	(1,144,831)	$6.07
Forfeited	(5,842)	$3.14
Unvested - June 30, 2019	2,423,246	$5.12

At June 30, 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $8.3 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.7 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2018	7,160,861	$6.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(93,269)	$5.47
Outstanding - June 30, 2019	7,067,592	$6.52

Eligible for exercise	6,613,099	$6.59

At June 30, 2019, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 5.8 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 5.6 years.

At June 30, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $1.0 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.6 years. There are 454,493 unvested stock options expected to vest, with a weighted average remaining life of 7.6 years, a weighted average exercise price of $5.46, and an intrinsic value of zero.

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2019	December 31, 2018
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	14,000

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

For the six months ended June 30, 2019, 122,070 and 13,734 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the six months ended June 30, 2019 and 2018, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2019

Declaration Date	March 31, 2019	June 30, 2019
Holders of Record Date	March 31, 2019	June 30, 2019
Payment Date	April 15, 2019	July 15, 2019
Total Dividend	$0.2	$0.2

2018

Declaration Date	March 31, 2018	June 30, 2018
Holders of Record Date	March 31, 2018	June 30, 2018
Payment Date	April 16, 2018	July 16, 2018
Total Dividend	$0.5	$0.5
19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $1.0 million of expenses under the Services Agreement for each of the three months ended June 30, 2019 and 2018, respectively and $1.9 million for each of the six months ended June 30, 2019 and 2018, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GMSL

In November 2017, GMSL acquired the trenching and cable laying services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred revenue and expenses with Fugro for various services.

For the three months ended June 30, 2019 and 2018, GMSL recognized $3.1 million and $3.0 million, respectively, of expenses for transactions with Fugro. For the six months ended June 30, 2019 and 2018, GMSL recognized and $0.8 million and zero, respectively, of revenues and $5.3 million and $4.1 million, respectively, of expenses for such transactions with Fugro.

The parent company of GMSL, GMH, incurred management fees of $0.2 million for each of the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

GMSL also has transactions with several of their equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$1.0	$3.8	$3.0	$7.6
Operating expenses	$0.1	$0.6	$0.7	$1.0
Interest expense	$0.3	$0.3	$0.5	$0.7
Dividends	$—	$1.4	$1.1	$2.4

	June 30, 2019	December 31, 2018
Accounts receivable	$0.8	$5.0
Long-term obligations	$25.6	$28.5
Accounts payable	$0.1	$2.2

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $0.7 million and $0.8 million in services for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, R2 converted its secured convertible note with Blossom Innovation, LLC into shares of R2 preferred equity.

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

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2019	2018	2019	2018
Customer A	Telecommunications	10.4%	11.9%	10.5%	11.3%

Summary information with respect to the Company’s geographic and operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenue by Geographic Region
United States	$469.9	$423.0	$910.5	$835.4
United Kingdom	38.8	65.4	81.0	101.8
Other	9.9	8.4	18.5	13.3
Total	$518.6	$496.8	$1,010.0	$950.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue
Construction	$195.7	$176.9	$387.8	$335.9
Marine Services	39.4	68.4	81.8	105.1
Energy	5.5	7.1	10.6	11.6
Telecommunications	189.3	190.5	344.8	392.8
Insurance	82.1	43.8	170.9	84.0
Broadcasting	10.0	11.1	19.8	21.7
Other	—	1.0	—	3.4
Eliminations (*)	(3.4)	(2.0)	(5.7)	(4.0)
Total net revenue	$518.6	$496.8	$1,010.0	$950.5
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2019 and 2018 which are related to entities under common control which are eliminated or are reclassified in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from operations
Construction	$16.2	$11.8	$21.9	$17.9
Marine Services	(2.7)	2.8	(6.8)	—
Energy	(0.3)	1.5	(0.7)	0.9
Telecommunications	0.2	1.1	0.8	2.1
Insurance	30.9	4.0	65.3	6.9
Life Sciences	(1.8)	(6.6)	(3.6)	(9.8)
Broadcasting	(1.7)	(8.4)	(5.0)	(16.1)
Other	—	(1.2)	—	(1.4)
Non-operating Corporate	(6.5)	(8.5)	(13.7)	(15.8)
Eliminations (*)	(3.4)	(2.0)	(5.7)	(4.0)
Total income (loss) from operations	$30.9	$(5.5)	$52.5	$(19.3)
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2019 and 2018 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from operations	$30.9	$(5.5)	$52.5	$(19.3)
Interest expense	(23.0)	(17.2)	(45.3)	(36.5)
Gain on sale and deconsolidation of subsidiary	—	102.1	—	102.1
Income from equity investees	6.1	10.7	1.2	5.5
Gain on bargain purchase	1.1	—	1.1	—
Other income (expense), net	(4.7)	(0.9)	(1.4)	0.2
Income from continuing operations	10.4	89.2	8.1	52.0
Income tax expense	(1.2)	(9.4)	(5.2)	(11.1)
Net income	9.2	79.8	2.9	40.9
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	0.2	(24.4)	3.7	(20.5)
Net income attributable to HC2 Holdings, Inc.	9.4	55.4	6.6	20.4
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.8)	1.4
Net income attributable to common stock and participating preferred stockholders	$9.0	$54.7	$7.4	$19.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and Amortization
Construction	$4.0	$1.7	$7.9	$3.2
Marine Services	6.4	6.3	13.0	13.3
Energy	1.5	1.3	2.9	2.7
Telecommunications	0.1	0.1	0.2	0.2
Insurance (*)	(6.0)	(1.3)	(12.5)	(2.3)
Life Sciences	0.1	0.1	0.1	0.1
Broadcasting	1.5	0.8	2.9	1.5
Total	$7.6	$9.0	$14.5	$18.7
(*) Balance includes amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capital Expenditures (*)
Construction	$2.8	$2.9	$5.4	$4.1
Marine Services	5.1	7.5	8.2	14.1
Energy	0.2	0.4	0.3	1.2
Telecommunications	—	—	—	0.1
Insurance	—	—	0.2	0.3
Life Sciences	—	—	—	0.1
Broadcasting	4.7	0.2	5.1	0.3
Total	$12.8	$11.0	$19.2	$20.2
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2019	December 31, 2018
Investments
Construction	$0.9	$0.9
Marine Services	65.9	58.3
Insurance	4,213.7	3,821.4
Life Sciences	15.7	16.3
Other	3.3	5.6
Eliminations	(101.4)	(80.5)
Total	$4,198.1	$3,822.0

	June 30, 2019	December 31, 2018
Property, plant and equipment, net
United States	$223.8	$178.2
United Kingdom	187.6	192.7
Other	5.0	5.4
Total	$416.4	$376.3

	June 30, 2019	December 31, 2018
Total Assets
Construction	$535.0	$537.9
Marine Services	380.6	368.6
Energy	122.1	77.6
Telecommunications	122.5	139.9
Insurance	5,517.5	5,213.1
Life Sciences	38.3	35.6
Broadcasting	245.2	202.8
Other	3.4	5.6
Non-operating Corporate	20.0	9.2
Eliminations	(101.4)	(86.5)
Total	$6,883.2	$6,503.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

21. Basic and Diluted Income Per Common Share

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

The following potential weighted common shares were excluded from diluted EPS for the three months ended June 30, 2019 due to the antidilutive impact to diluted EPS: 2,168,454 for outstanding warrants to purchase the Company's stock, 2,088,567 for convertible preferred stock, and 582,422 of unvested restricted stock.

The following potential weighted common shares were excluded from diluted EPS for the six months ended June 30, 2019 due to the antidilutive impact to diluted EPS: 2,168,454 for outstanding warrants to purchase the Company's stock, and 486,627 of unvested restricted stock.

The following potential weighted common shares were excluded from diluted EPS for the three and six months ended June 30, 2018 as the shares were antidilutive: 2,019,972 for outstanding warrants to purchase the Company's stock and 4,787,602 for convertible preferred stock.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stock and participating preferred stockholders	$9.0	$54.7	$7.4	$19.0
Earnings allocable to common shares:

Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average common stock outstanding	45.6	44.2	45.2	44.1
Unvested restricted stock	0.6	0.4	0.5	0.3
Preferred stock (as-converted basis)	2.1	4.8	2.2	4.8
Total	48.3	49.4	47.9	49.2

Percentage of loss allocated to:
Common stock	94.5%	89.5%	94.4%	89.6%
Unvested restricted stock	1.2%	0.8%	1.0%	0.6%
Preferred stock	4.3%	9.7%	4.6%	9.8%

Net Income attributable to common stock, basic	$8.5	$48.9	$7.0	$17.0

Distributed and Undistributed earnings to Common Shareholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	(1.4)	0.1	(2.4)	—
Net Income attributable to common stock, diluted	$7.1	$49.0	$4.6	$17.0

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	45.6	44.2	45.2	44.1
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	12.5	1.3	14.7	1.2
Weighted average common shares outstanding - diluted	58.1	45.5	59.9	45.3

Net income attributable to participating security holders - Basic	$0.19	$1.11	$0.15	$0.39
Net income attributable to participating security holders - Diluted	$0.12	$1.08	$0.08	$0.38

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Subsequent Events

On July 31, 2019, MediBeacon entered into a definitive agreement with Huadong Medicine, a publicly traded company on the Shenzhen Stock Exchange, providing exclusive rights to MediBeacon’s portfolio of assets in Greater China.  Huadong Medicine will be responsible to fund the clinical trials, commercial and regulatory activities in 25 Asian countries, including Greater China (PRC Mainland China, Hong Kong, Macau, Taiwan), Thailand, Vietnam, Indonesia, Philippines and Singapore. Under terms of the agreement, MediBeacon will receive an initial $15.0 million equity payment at a pre-money valuation of $300.0 million and will receive a second $15.0 million equity payment upon achieving US FDA approval for its TGFR Measurement System at a pre-money valuation of $400.0 million. Huadong Medicine will fund all commercial and regulatory activities in Greater China and select Asian countries. In addition, MediBeacon will receive royalty payments on net sales in the specified countries. As part of this transaction, Richard B. Dorshow, PhD, Chief Scientific Officer and Co-Founder of MediBeacon Inc., will assume the role of Special Scientific Advisor to Huadong Medicine.

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

Recent Developments

Acquisitions

Energy

On June 14, 2019, ANG acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. ANG’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country.

Broadcasting

During the six months ended June 30, 2019 HC2 Broadcasting acquired a series of licenses for a total cash consideration of $13.0 million.

Debt Obligations

Marine Sciences

In June 2019, GMSL refinanced the Shawbrook loan, increasing the principal balance to £17.0 million, or approximately $21.6 million, and extending the maturity to June 2020.

Energy

In June 2019, ANG entered into a term loan with M&T bank for $28.0 million. The loan bears variable interest annually at LIBOR plus 3.00% and matures in 2023. The term loan was used to finance the acquisition of ampCNG.

Life Sciences

In June 2019, R2 converted a portion of the $1.7 million secured convertible notes into shares of R2 preferred equity. The remaining portion was repaid.

Broadcasting

In January, April, and May 2019, HC2 Broadcasting issued an additional $7.5 million, $0.7 million, and $10.8 million, respectively of 8.5% notes (the "8.5% Notes"). In July 2019, the maturity dates of the 8.5% Notes were extended to August 31, 2019.

Non-Operating Corporate

In April 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC. The Revolving Credit Agreement matures on June 1, 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April 2019 and May 2019, HC2 drew $5.0 million and $10.0 million of the Revolving Credit Agreement, respectively.  The Company used the proceeds for working capital and general corporate purposes.

Dividends

HC2 received $13.5 million in dividends from its Construction segment during the three and six months ended June 30, 2019.

HC2 received $0.8 million and $4.3 million in dividends from its Telecommunications segment during the three and six months ended June 30, 2019, respectively.

HC2 received $3.1 million and $4.9 million in net management fees during the three and six months ended June 30, 2019, respectively, related to fees earned in the fourth quarter of 2018 and first quarter of 2019.

Tax Sharing Agreement

Under a tax sharing agreement, the Construction segment reimburses HC2 for use of its net operating losses. During the six months ended June 30, 2019, HC2 received $10.0 million from its Construction segment under this tax sharing agreement.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.

Results of Operations

Presented below is a table that summarizes our results of operations and a comparison of the change between the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue
Construction	$195.7	$176.9	$18.8	$387.8	$335.9	$51.9
Marine Services	39.4	68.4	(29.0)	81.8	105.1	(23.3)
Energy	5.5	7.1	(1.6)	10.6	11.6	(1.0)
Telecommunications	189.3	190.5	(1.2)	344.8	392.8	(48.0)
Insurance	82.1	43.8	38.3	170.9	84.0	86.9
Broadcasting	10.0	11.1	(1.1)	19.8	21.7	(1.9)
Other	—	1.0	(1.0)	—	3.4	(3.4)
Eliminations (1)	(3.4)	(2.0)	(1.4)	(5.7)	(4.0)	(1.7)
Total net revenue	518.6	496.8	21.8	1,010.0	950.5	59.5

Income (loss) from operations
Construction	$16.2	$11.8	$4.4	$21.9	$17.9	$4.0
Marine Services	(2.7)	2.8	(5.5)	(6.8)	—	(6.8)
Energy	(0.3)	1.5	(1.8)	(0.7)	0.9	(1.6)
Telecommunications	0.2	1.1	(0.9)	0.8	2.1	(1.3)
Insurance	30.9	4.0	26.9	65.3	6.9	58.4
Life Sciences	(1.8)	(6.6)	4.8	(3.6)	(9.8)	6.2
Broadcasting	(1.7)	(8.4)	6.7	(5.0)	(16.1)	11.1
Other	—	(1.2)	1.2	—	(1.4)	1.4
Non-operating Corporate	(6.5)	(8.5)	2.0	(13.7)	(15.8)	2.1
Eliminations (1)	(3.4)	(2.0)	(1.4)	(5.7)	(4.0)	(1.7)
Total income (loss) from operations	30.9	(5.5)	36.4	52.5	(19.3)	71.8

Interest expense	(23.0)	(17.2)	(5.8)	(45.3)	(36.5)	(8.8)
Gain on sale and deconsolidation of subsidiary	—	102.1	(102.1)	—	102.1	(102.1)
Income from equity investees	6.1	10.7	(4.6)	1.2	5.5	(4.3)
Gain on bargain purchase	1.1	—	1.1	1.1	—	1.1
Other income (expense), net	(4.7)	(0.9)	(3.8)	(1.4)	0.2	(1.6)
Income from continuing operations	10.4	89.2	(78.8)	8.1	52.0	(43.9)
Income tax expense	(1.2)	(9.4)	8.2	(5.2)	(11.1)	5.9
Net income	9.2	79.8	(70.6)	2.9	40.9	(38.0)
Less: Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	0.2	(24.4)	24.6	3.7	(20.5)	24.2
Net income attributable to HC2 Holdings, Inc.	9.4	55.4	(46.0)	6.6	20.4	(13.8)
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.3)	(0.8)	1.4	(2.2)
Net income attributable to common stock and participating preferred stockholders	$9.0	$54.7	$(45.7)	$7.4	$19.0	$(11.6)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2019 and 2018, which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended June 30, 2019 increased $21.8 million to $518.6 million from $496.8 million for the three months ended June 30, 2018. Net revenue for the six months ended June 30, 2019 increased $59.5 million to $1,010.0 million from $950.5 million for the six months ended June 30, 2018. The increases in revenue were driven by improvements in our Insurance and Construction segments. The increase in the Insurance segment, net of eliminations, was driven primarily by the KIC acquisition, which contributed additional net investment income and premiums, and a rotation into higher yielding investments, particularly mortgage loans and preferred stocks, and from higher average invested fixed maturity securities and mortgage loans. The increase in our Construction segment was primarily driven by DBMG’s acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018. These increases were partially offset by a decrease in our Telecommunication segment, which can be attributed to changes in our customer mix, fluctuations in wholesale traffic volumes, and market pressures, and our Marine Services segment, driven by a decrease in the number and scale of GMSL projects under execution for cable installation and repair work in the offshore renewables, power utility and telecom end markets.

Income (loss) from operations: Income (loss) from operations for the three months ended June 30, 2019 increased $36.4 million to income of $30.9 million from a loss of $5.5 million for the three months ended June 30, 2018. Income (loss) from operations for the six months ended June 30, 2019 increased $71.8 million to income of $52.5 million from a loss of $19.3 million for the six months ended June 30, 2018. The increases in income from operations were primarily driven by our Insurance segment, net of eliminations, due to the recent KIC acquisition, which contributed additional net investment income and premiums, net of additional policy benefits paid to policy holders, changes in reserves, and commissions. Further improvements to our comparable income from operations was the result of lower losses at our Broadcasting segment, mainly driven by cost cutting measures that resulted in a decrease in headcount and a decrease in associated compensation and overhead expenses.

Interest expense: Interest expense for the three months ended June 30, 2019 increased $5.8 million to $23.0 million from $17.2 million for the three months ended June 30, 2018. Interest expense for the six months ended June 30, 2019 increased $8.8 million to $45.3 million from $36.5 million for the six months ended June 30, 2018. The increases were largely attributable to the additional interest and amortization of deferred financing fees driven by an increase in the aggregate principal amount of debt at our Non-operating Corporate and Construction segments.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary for the three and six months ended June 30, 2019 decreased $102.1 million to $0.0 million from a gain of $102.1 million for the three and six months ended June 30, 2018. The decreases were attributable to the Life Sciences segment sale of BeneVir in the second quarter of 2018, in which the Company recorded a gain on the sale of $102.1 million.

Income from equity investees: Income (loss) from equity investees for the three months ended June 30, 2019 decreased $4.6 million to income of $6.1 million from income of $10.7 million for the three months ended June 30, 2018. Income (loss) from equity investees for the six months ended June 30, 2019 decreased $4.3 million to income of $1.2 million from income of $5.5 million for the six months ended June 30, 2018. The decreases were largely due to lower equity method income recorded from our equity investment in Huawei Marine Networks ("HMN") and S.B. Submarine Systems ("SBSS"), driven by comparatively stronger results in the second quarter of 2018.

Other income (expense), net: Other expense, net for the three months ended June 30, 2019 increased $3.8 million to expense of $4.7 million from $0.9 million for the three months ended June 30, 2018. Other income (expense), net for the six months ended June 30, 2019 decreased $1.6 million to a loss of $1.4 million from income of $0.2 million for the six months ended June 30, 2018. The changes were driven by estimated contingent liabilities, offset in part by gains on the embedded derivative related to the Company's Convertible Senior Notes issued in the fourth quarter of 2018.

Income tax expense: Income tax expense was $1.2 million and $9.4 million for the three months ended June 30, 2019 and 2018, respectively. The income tax expense recorded for the three months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. The income tax expense recorded for the three months ended June 30, 2018 relates primarily to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allowance had been recorded.

Income tax expense was an expenses of $5.2 million and an expense of $11.1 million for the six months ended June 30, 2019 and 2018, respectively. The income tax expense recorded for the six months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for June 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allowance had been recorded. Additionally, no benefit is recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

Preferred stock and deemed dividends: Preferred stock and deemed dividends for the three months ended June 30, 2019 decreased $0.3 million to $0.4 million compared to $0.7 million for the three months ended June 30, 2018.  There was a decrease in the Preferred Stock dividends, as Preferred Stock dividends to our Insurance segment are eliminated in consolidation.

Preferred stock and deemed dividends for the six months ended June 30, 2019 decreased $2.2 million to a gain of $0.8 million compared to a loss of $1.4 million for the six months ended June 30, 2018.  The decrease was driven by the Insurance segment's purchase of 10,000 shares of the Company's Series A-2 Preferred Stock, in the first quarter of 2019, at a $1.7 million discount. In addition, there was a decrease in the Preferred Stock dividends, as Preferred Stock dividends to our Insurance segment are eliminated in consolidation.

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

Construction Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$195.7	$176.9	$18.8	$387.8	$335.9	$51.9

Cost of revenue	155.3	149.1	6.2	318.1	284.8	33.3
Selling, general and administrative	20.2	14.3	5.9	40.0	29.5	10.5
Depreciation and amortization	4.0	1.7	2.3	7.9	3.2	4.7
Other operating (income) expense	—	—	—	(0.1)	0.4	(0.5)
Income from operations	$16.2	$11.8	$4.4	$21.9	$18.0	$3.9

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Net revenue: Net revenue from our Construction segment for the three months ended June 30, 2019 increased $18.8 million to $195.7 million from $176.9 million for the three months ended June 30, 2018. Net revenue from our Construction segment for the six months ended June 30, 2019 increased $51.9 million to $387.8 million from $335.9 million for the six months ended June 30, 2018. The increases were primarily driven by DBMG’s acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018. This was partially offset by lower revenues from the fabrication and erection business, which had increased activity in the comparable period on certain large commercial projects in the West region which have since neared completion in the current period.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended June 30, 2019 increased $6.2 million to $155.3 million from $149.1 million for the three months ended June 30, 2018. Cost of revenue from our Construction segment for the six months ended June 30, 2019 increased $33.3 million to $318.1 million from $284.8 million for the six months ended June 30, 2018. The increases were primarily driven by the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018, partially offset by the timing of fabrication and erection activity on certain large commercial projects, which neared completion in the second quarter of 2019.

Selling, general and administrative: Selling, general and administrative expenses from our Construction segment for the three months ended June 30, 2019 increased $5.9 million to $20.2 million from $14.3 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Construction segment for the six months ended June 30, 2019 increased $10.5 million to $40.0 million from $29.5 million for the six months ended June 30, 2018. The increases were primarily due to headcount-driven increases in salary and benefits as a result of the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended June 30, 2019 increased $2.3 million to $4.0 million from $1.7 million for the three months ended June 30, 2018. Depreciation and amortization from our Construction segment for the six months ended June 30, 2019 increased $4.7 million to $7.9 million from $3.2 million for the six months ended June 30, 2018. The increases were largely due to the additional amortization of intangible assets obtained in the acquisition of GrayWolf in the fourth quarter of 2018.

Marine Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$39.4	$68.4	$(29.0)	$81.8	$105.1	$(23.3)

Cost of revenue	30.6	54.0	(23.4)	63.8	84.0	(20.2)
Selling, general and administrative	5.9	5.2	0.7	12.0	10.5	1.5
Depreciation and amortization	6.4	6.3	0.1	13.0	13.3	(0.3)
Other operating income	(0.8)	—	(0.8)	(0.2)	(2.7)	2.5
Income (loss) from operations	$(2.7)	$2.9	$(5.6)	$(6.8)	$—	$(6.8)

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Net revenue: Net revenue from our Marine Services segment for the three months ended June 30, 2019 decreased $29.0 million to $39.4 million from $68.4 million for the three months ended June 30, 2018. Net revenue from our Marine Services segment for the six months ended June 30, 2019 decreased $23.3 million to $81.8 million from $105.1 million for the six months ended June 30, 2018. The decreases in revenues can be primarily attributed to a decrease in the number and scale of GMSL projects under execution for cable installation and repair work in the offshore renewables, power utility and telecom end markets due to fluctuations in backlog mix. Additionally, there was a decrease in telecom maintenance zone revenues attributed to a lower volume of cable repair work when compared to the prior year.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended June 30, 2019 decreased $23.4 million to $30.6 million from $54.0 million for the three months ended June 30, 2018. Cost of revenue from our Marine Services segment for the six months ended June 30, 2019 decreased $20.2 million to $63.8 million from $84.0 million for the six months ended June 30, 2018. The decreases were primarily driven by the declines in revenues.

Selling, general and administrative: Selling, general and administrative expenses from our Marine Services segment for the three months ended June 30, 2019 increased $0.7 million to $5.9 million from $5.2 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Marine Services segment for the six months ended June 30, 2019 increased $1.5 million to $12.0 million from $10.5 million for the six months ended June 30, 2018. The increases were due primarily to higher compensation costs and professional fees.

Other operating income: Other operating income from our Marine Services segment for the three months ended June 30, 2019 increased $0.8 million to income of $0.8 million from $0.0 million for the three months ended June 30, 2018. The increase was driven by the gain on sale of a vessel in the current period.

Other operating income from our Marine Services segment for the six months ended June 30, 2019 decreased $2.5 million to income of $0.2 million from $2.7 million for the six months ended June 30, 2018. The decrease was driven by smaller gains on sales of vessels in the current period compared to the prior year.

Energy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$5.5	$7.1	$(1.6)	$10.6	$11.6	$(1.0)

Cost of revenue	3.3	2.7	0.6	6.5	5.6	0.9
Selling, general and administrative expenses	1.0	1.4	(0.4)	1.9	2.3	(0.4)
Depreciation and amortization	1.5	1.3	0.2	2.9	2.7	0.2
Other operating expense	—	0.1	(0.1)	—	0.1	(0.1)
Income (loss) from operations	$(0.3)	$1.6	$(1.9)	$(0.7)	$0.9	$(1.6)

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Net revenue: Net revenue from our Energy segment for the three months ended June 30, 2019 decreased $1.6 million to $5.5 million from $7.1 million for the three months ended June 30, 2018. Net revenue from our Energy segment for the six months ended June 30, 2019 decreased $1.0 million to $10.6 million from $11.6 million for the six months ended June 30, 2018. The decreases were largely driven by $2.6 million of Alternative Fuels Excise Tax Credit ("AFETC") revenue recognized in the second quarter of 2018 which are not present in the current period, partially offset by an increase in volume-related revenues attributable to higher CNG fueling sales and the recent acquisition of ampCNG stations.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended June 30, 2019 increased $0.6 million to $3.3 million from $2.7 million for the three months ended June 30, 2018. Cost of revenue from our Energy segment for the six months ended June 30, 2019 increased $0.9 million to $6.5 million from $5.6 million for the six months ended June 30, 2018. The increases were driven by gas commodity and other utility costs associated with the increase in CNG sales volumes, including sales from the recent acquisition of ampCNG stations, when compared to the prior year.

Selling, general and administrative: Selling, general and administrative expenses from our Energy segment for the three months ended June 30, 2019 decreased $0.4 million to $1.0 million from $1.4 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Energy segment for the six months ended June 30, 2019 decreased $0.4 million to $1.9 million from $2.3 million for the six months ended June 30, 2018. The decreases were driven by a reduction in bad debt expense over the comparable period.

Telecommunications Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$189.3	$190.5	$(1.2)	$344.8	$392.9	$(48.1)

Cost of revenue	186.4	186.6	(0.2)	338.7	385.4	(46.7)
Selling, general and administrative	2.1	2.7	(0.6)	4.6	5.2	(0.6)
Depreciation and amortization	0.1	0.1	—	0.2	0.2	—
Other operating expense	0.5	—	0.5	0.5	—	0.5
Income from operations	$0.2	$1.1	$(0.9)	$0.8	$2.1	$(1.3)

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Net revenue: Net revenue from our Telecommunications segment for the three months ended June 30, 2019 decreased $1.2 million to $189.3 million from $190.5 million for the three months ended June 30, 2018. Net revenue from our Telecommunications segment for the six months ended June 30, 2019 decreased $48.1 million to $344.8 million from $392.9 million for the six months ended June 30, 2018. The decreases can be attributed to changes in our customer mix, fluctuations in wholesale voice termination volumes and market pressures, which can result in period-to-period variability in revenue contribution.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended June 30, 2019 decreased $0.2 million to $186.4 million from $186.6 million for the three months ended June 30, 2018. Cost of revenue from our Telecommunications segment for the six months ended June 30, 2019 decreased $46.7 million to $338.7 million from $385.4 million for the six months ended June 30, 2018. The decreases are directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributed to market pressures on call termination rates.

Other operating expense: Other operating expense from our Telecommunications segment for the three and six months ended June 30, 2019 increased $0.5 million to $0.5 million from $0.0 million for the three and six months ended June 30, 2018. The increases in expense was driven by impairment of goodwill as a result of declining performance at the segment.

Insurance Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Life, accident and health earned premiums, net	$30.1	$19.9	$10.2	$59.9	$39.9	$20.0
Net investment income	52.5	19.4	33.1	105.5	37.1	68.4
Net realized and unrealized (losses) gains on investments	(0.5)	4.5	(5.0)	5.5	7.0	(1.5)
Net revenue	82.1	43.8	38.3	170.9	84.0	86.9
Policy benefits, changes in reserves, and commissions	48.0	35.4	12.6	100.7	67.7	33.0
Selling, general and administrative	9.2	5.7	3.5	17.4	11.6	5.8
Depreciation and amortization	(6.0)	(1.3)	(4.7)	(12.5)	(2.3)	(10.2)
Income from operations (1)	$30.9	$4.0	$26.9	$65.3	$7.0	$58.3
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended June 30, 2019 increased $10.2 million to $30.1 million from $19.9 million for the three months ended June 30, 2018. Life, accident and health earned premiums, net from our Insurance segment for the six months ended June 30, 2019 increased $20.0 million to $59.9 million from $39.9 million for the six months ended June 30, 2018. The increases were primarily due to the premiums generated from the acquisition of KIC in 2018.

Net investment income: Net investment income from our Insurance segment for the three months ended June 30, 2019 increased $33.1 million to $52.5 million from $19.4 million for the three months ended June 30, 2018. Net investment income from our Insurance segment for the six months ended June 30, 2019 increased $68.4 million to $105.5 million from $37.1 million for the six months ended June 30, 2018. The increases in net investment income were primarily due to the income generated from the assets acquired in the KIC acquisition, higher average invested assets as a result of the reinvestment of premiums and investment income received, and to a lesser extent, rotation into higher-yielding investments.

Net realized and unrealized (losses) gains on investments: Net realized and unrealized (losses) gains on investments from our Insurance segment for the three months ended June 30, 2019 decreased $5.0 million to a loss of $0.5 million from income of $4.5 million for the three months ended June 30, 2018. Net realized and unrealized (losses) gains on investments from our Insurance segment for the six months ended June 30, 2019 decreased $1.5 million to income of $5.5 million from $7.0 million for the six months ended June 30, 2018. The decreases were driven by fair value changes in equity securities and net realized losses on bonds and equity securities.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended June 30, 2019 increased $12.6 million to $48.0 million from $35.4 million for the three months ended June 30, 2018. Policy benefits, changes in reserves, and commissions from our Insurance segment for the six months ended June 30, 2019 increased $33.0 million to $100.7 million from $67.7 million for the six months ended June 30, 2018. The increases were primarily driven by KIC, which generated policy benefits, changes in reserves, and commissions in the current year but was not present in the prior period due to the timing of the acquisition in August 2018. This was partially offset by current period reserve releases driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claim incidences and termination rates and estimates of benefits on open claims.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended June 30, 2019 increased $3.5 million to $9.2 million from $5.7 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Insurance segment for the six months ended June 30, 2019 increased $5.8 million to $17.4 million from $11.6 million for the six months ended June 30, 2018. The increases were driven by increases in headcount, legal, consulting, and transition service agreement fees associated with the acquisition of KIC.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended June 30, 2019 increased $4.7 million to $6.0 million from $1.3 million for the three months ended June 30, 2018. Depreciation and amortization from our Insurance segment for the six months ended June 30, 2019 increased $10.2 million to $12.5 million from $2.3 million for the six months ended June 30, 2018. The increases are driven by the increase in negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Selling, general and administrative	$1.6	$6.5	$(4.9)	$3.4	$9.7	$(6.3)
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(1.7)	$(6.6)	$4.9	$(3.5)	$(9.8)	$6.3

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2019 decreased $4.9 million to $1.6 million from $6.5 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Life Sciences segment for the six months ended June 30, 2019 decreased $6.3 million to $3.4 million from $9.7 million for the six months ended June 30, 2018. The decreases were driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense in the prior period related to the performance of the segment, a reduction in costs associated with the sale of BeneVir in the second quarter of 2018, and a reduction in losses related to R2 attributed to the timing of clinical and research and development costs.

Broadcasting

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$10.0	$11.1	$(1.1)	$19.8	$21.7	$(1.9)

Cost of revenue	5.6	7.2	(1.6)	11.8	14.0	(2.2)
Selling, general and administrative	5.6	11.4	(5.8)	12.0	22.3	(10.3)
Depreciation and amortization	1.5	0.8	0.7	2.9	1.4	1.5
Other operating (income) expense	(1.0)	0.1	(1.1)	(1.9)	0.1	(2.0)
Loss from operations	$(1.7)	$(8.4)	$6.7	$(5.0)	$(16.1)	$11.1

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Net revenue: Net revenue from our Broadcasting segment for the three months ended June 30, 2019 decreased $1.1 million to $10.0 million from $11.1 million for the three months ended June 30, 2018. Net revenue from our Broadcasting segment for the six months ended June 30, 2019 decreased $1.9 million to $19.8 million from $21.7 million for the six months ended June 30, 2018. During the second half of 2018, the Broadcasting segment undertook targeted cost cutting measures, primarily at HC2 Network Inc. ("Network") where we exited certain local business operations and made strategic changes to the programming mix. The decreases in net revenue were primarily due to lower local advertising sales as a result of such restructuring efforts.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three months ended June 30, 2019 decreased $1.6 million to $5.6 million from $7.2 million for the three months ended June 30, 2018. Cost of revenue from our Broadcasting segment for the six months ended June 30, 2019 decreased $2.2 million to $11.8 million from $14.0 million for the six months ended June 30, 2018. The decreases were primarily driven by a reduction in audience measurement costs as a result of the exit of certain local operations and a decrease in programming costs due to changes in the programming mix referenced above, partially offset by higher cost of revenues associated with stations acquired subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three months ended June 30, 2019 decreased $5.8 million to $5.6 million from $11.4 million for the three months ended June 30, 2018. Selling, general and administrative expenses from our Broadcasting segment for the six months ended June 30, 2019 decreased $10.3 million to $12.0 million from $22.3 million for the six months ended June 30, 2018. The decreases in selling, general and administrative expenses were primarily due to a reduction at Network, mainly driven by the cost cutting measures discussed above that resulted in lower personnel, occupancy, advertising and other general administrative costs. There were further decreases in selling, general and administrative expenses across the segment due to a reduction in legal expenses related to elevated acquisition-related expenses incurred in the prior period, which was partially offset by increases in salaries and benefits and occupancy expenses to support the expansion and growth of the national broadcasting platform.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended June 30, 2019 increased $0.7 million to $1.5 million from $0.8 million for the three months ended June 30, 2018. Depreciation and amortization from our Broadcasting segment for the six months ended June 30, 2019 increased $1.5 million to $2.9 million from $1.4 million for the six months ended June 30, 2018. The increases were driven by additional amortization of fixed assets and definite lived intangible assets which were acquired as part of transactions subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Broadcasting segment for the three months ended June 30, 2019 increased $1.1 million to income of $1.0 million from expense of $0.1 million for the three months ended June 30, 2018. Other operating (income) expense from our Broadcasting segment for the six months ended June 30, 2019 increased $2.0 million to income of $1.9 million from expense $0.1 million for the six months ended June 30, 2018. The increases were driven by reimbursements from the Federal Communications Commission (the “FCC”). The FCC requires certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under full power and Class A licenses and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Selling, general and administrative	$6.5	$8.5	$(2.0)	$13.7	$15.8	$(2.1)
Loss from operations	$(6.5)	$(8.5)	$2.0	$(13.7)	$(15.8)	$2.1

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2019 decreased $2.0 million to $6.5 million from $8.5 million for the three months ended June 30, 2018. The decrease was driven by reductions in stock compensation expense attributed to the timing of issuance of new share awards, bonus expense, and professional fees.

Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2019 decreased $2.1 million to $13.7 million from $15.8 million for the six months ended June 30, 2018. The decrease was driven by reductions in professional services fees and bonus expense, partially offset by an increase in employee wage and benefits expenses.

Income from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Construction	$—	$(0.1)	$0.1	$—	$(0.1)	$0.1
Marine Services	6.3	11.6	(5.3)	2.5	7.7	(5.2)
Life Sciences	(0.2)	(0.7)	0.5	(1.3)	(2.1)	0.8
Income from equity investees	$6.1	$10.8	$(4.7)	$1.2	$5.5	$(4.3)

Marine Services: Income (loss) from equity investees within our Marine Services segment for the three months ended June 30, 2019 decreased $5.3 million to $6.3 million from $11.6 million for the three months ended June 30, 2018. Income (loss) from equity investees within our Marine Services segment for the six months ended June 30, 2019 decreased $5.2 million to $2.5 million from $7.7 million for the six months ended June 30, 2018. The decrease was principally driven by HMN, which, despite recording strong results in the second quarter of 2019, had comparatively stronger results in the second quarter of 2018. The decrease at HMN was due to lower revenues on large turnkey projects underway than in the comparable period. Further contributing to the reduction in income were losses at SBSS from lower vessel utilization.

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2019 decreased $0.5 million to a loss of $0.2 million from a loss of $0.7 million for the three months ended June 30, 2018. Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2019 decreased $0.8 million to a loss of $1.3 million from a loss of $2.1 million for the six months ended June 30, 2018. The decrease in losses were largely due to lower equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials and revenue from a licensing agreement which did not occur in the comparable periods.

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

(in millions)	Three Months Ended June 30, 2019
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net income attributable to HC2 Holdings, Inc.									$9.4
Less: Net Income attributable to HC2 Holdings Insurance segment									30.3
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(3.2)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$8.9	$1.9	$(0.7)	$0.4	$(1.4)	$(3.5)	$(0.8)	$(22.5)	$(17.7)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.0	6.4	1.5	0.1	0.1	1.5	—	—	13.6
Depreciation and amortization (included in cost of revenue)	2.4	—	—	—	—	—	—	—	2.4
Amortization of equity method fair value adjustment at acquisition	—	(0.3)	—	—	—	—	—	—	(0.3)
Other operating (income) expenses	—	(0.8)	0.1	0.5	—	(1.0)	—	—	(1.2)
Interest expense	2.2	1.0	0.5	—	—	2.3	—	17.3	23.3
Other (income) expense, net	0.2	(0.3)	0.1	—	(0.1)	0.3	0.8	3.7	4.7
Net loss on contingent consideration	—	—	—	(0.2)	—	—	—	—	(0.2)
Foreign currency (gain) loss (included in cost of revenue)	—	0.2	—	—	—	—	—	—	0.2
Income tax (benefit) expense	4.1	0.1	—	—	—	0.1	—	(4.8)	(0.5)
Noncontrolling interest	0.8	0.8	(0.3)	—	(0.5)	(1.0)	—	—	(0.2)
Share-based payment expense	—	0.4	—	—	0.1	0.2	—	1.4	2.1
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.5	0.2	0.1	—	—	0.2	—	0.5	1.5
Adjusted EBITDA	$23.1	$9.6	$1.3	$0.8	$(1.8)	$(0.9)	$—	$(4.4)	$27.7

Total Core Operating Subsidiaries	$34.8

(in millions)	Three Months Ended June 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net income attributable to HC2 Holdings, Inc.									$55.4
Less: Net Income attributable to HC2 Holdings Insurance segment									0.6
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(2.0)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$7.4	$10.9	$0.7	$1.0	$74.2	$(11.9)	$(0.5)	$(25.0)	$56.8
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1.6	6.4	1.4	0.1	—	0.8	—	—	10.3
Depreciation and amortization (included in cost of revenue)	1.6	—	—	—	—	—	—	—	1.6
Amortization of equity method fair value adjustment at acquisition	—	(0.4)	—	—	—	—	—	—	(0.4)
Other operating (income) expenses	—	—	0.1	—	—	0.1	—	—	0.2
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102.1)	—	—	—	(102.1)
Interest expense	0.5	1.3	0.4	—	—	1.5	—	13.5	17.2
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2.6	—	—	2.6
Other (income) expense, net	—	(2.0)	0.1	0.1	0.1	0.1	0.1	0.2	(1.3)
Foreign currency (gain) loss (included in cost of revenue)	—	(0.4)	—	—	—	—	—	—	(0.4)
Income tax (benefit) expense	3.3	0.1	—	—	—	—	(0.3)	2.8	5.9
Noncontrolling interest	0.6	4.0	0.3	—	20.6	(0.7)	(0.5)	—	24.3
Bonus to be settled in equity	—	—	—	—	—	—	—	0.2	0.2
Share-based payment expense	—	0.5	—	—	—	0.3	0.2	2.7	3.7
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.5	—	—	0.1	2.4	0.9	—	0.2	4.1
Adjusted EBITDA	$15.5	$20.4	$3.0	$1.3	$(4.8)	$(6.3)	$(1.0)	$(5.4)	$22.7

Total Core Operating Subsidiaries	$40.2
Construction: Net income from our Construction segment for the three months ended June 30, 2019 increased $1.5 million $8.9 million from $7.4 million for the three months ended June 30, 2018. Adjusted EBITDA from our Construction segment for the three months ended June 30, 2019 increased $7.6 million to $23.1 million from $15.5 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was driven by higher gross profit contribution from fabrication and erection project work and from the additional revenues from the GrayWolf acquisition. These increases were partially offset by higher selling, general and administrative expense, which is primarily attributable to the GrayWolf acquisition.

Marine Services: Net income from our Marine Services segment for the three months ended June 30, 2019 decreased $9.0 million to $1.9 million from $10.9 million for the three months ended June 30, 2018. Adjusted EBITDA from our Marine Services segment for the three months ended June 30, 2019 decreased $10.8 million to $9.6 million from $20.4 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA was driven by lower GMSL gross profit contribution, attributed to the reduced cable installation and repair project work under execution in the offshore renewables, power utility and telecom end markets due to fluctuations in backlog mix. Further, GMSL was impacted by lower volume in telecom maintenance zone cable repairs, and experienced a decline in income from equity method investees, due in part to the timing of HMN turnkey project work and a loss recorded at SBSS in the current period attributable to low vessel utilization.

Energy: Net income from our Energy segment for the three months ended June 30, 2019 decreased by $1.4 million to a loss of $0.7 million from income of $0.7 million for the three months ended June 30, 2018. Adjusted EBITDA from our Energy segment for the three months ended June 30, 2019 decreased $1.7 million to $1.3 million from $3.0 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA was largely driven by $2.6 million of AFETC revenue recognized in the second quarter of 2018 which was not present in the current period, partially offset by increases in volume-related revenues attributable to increases in both CNG sales volumes, the price per gasoline gallon equivalent charged, and the partial period contribution as a result of the acquisition of ampCNG stations. Additionally, there was a reduction in bad debt expense associated with two station abandonments in the comparable period.

Telecommunications: Net income from our Telecommunications segment for the three months ended June 30, 2019 decreased by $0.6 million to $0.4 million from $1.0 million for the three months ended June 30, 2018. Adjusted EBITDA from our Telecommunications segment for the three months ended June 30, 2019 decreased $0.5 million to $0.8 million from $1.3 million. The decrease in Adjusted EBITDA was primarily due a slight contraction of call termination margins as a result of the continued decline in the international long distance market, partially offset by a reduction in bad debt expense compared to the prior period.

Life Sciences: Net income from our Life Sciences segment for the three months ended June 30, 2019 decreased $75.6 million to a loss of $1.4 million from income of $74.2 million for the three months ended June 30, 2018. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2019 decreased $3.0 million to $1.8 million from $4.8 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven bycomparably fewer expenses at the Pansend holding company, which incurred additional compensation expense in the prior period related to the performance of the segment, a reduction in costs associated with the sale of BeneVir in the second quarter of 2018, and a reduction in losses related to R2 attributed to the timing of clinical and research and development costs. Further, there were reductions in losses at the MediBeacon equity investment, driven by timing of clinical trials and income from the licensing of select patents to third parties.

Broadcasting: Net loss from our Broadcasting segment for the three months ended June 30, 2019 decreased $8.4 million to $3.5 million from $11.9 million for the three months ended June 30, 2018. Adjusted EBITDA loss from our Broadcasting segment for the three months ended June 30, 2019 decreased $5.4 million to $0.9 million from $6.3 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher expenses associated with the growth of the Broadcast stations subsequent to the comparable period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended June 30, 2019 decreased $2.5 million to $22.5 million from $25.0 million for the three months ended June 30, 2018. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2019 decreased $1.0 million to $4.4 million from $5.4 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily attributable to reductions in bonus expense and other general and administrative expenses.

(in millions)	Six Months Ended June 30, 2019
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$6.6
Less: Net Income attributable to HC2 Holdings Insurance segment									64.1
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(5.5)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$11.0	$(4.5)	$(1.3)	$1.0	$(4.0)	$(7.9)	$(0.2)	$(46.1)	$(52.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.9	13.0	2.9	0.2	0.1	2.9	—	—	27.0
Depreciation and amortization (included in cost of revenue)	4.5	—	—	—	—	—	—	—	4.5
Amortization of equity method fair value adjustment at acquisition	—	(0.7)	—	—	—	—	—	—	(0.7)
Other operating (income) expenses	(0.1)	(0.2)	0.1	0.5	—	(1.9)	—	—	(1.6)
Interest expense	4.7	2.1	0.9	—	—	3.9	—	34.0	45.6
Net loss on contingent consideration	—	—	—	(0.2)	—	—	—	—	(0.2)
Other (income) expense, net	0.2	(0.3)	0.2	—	(0.1)	0.4	0.2	1.0	1.6
Foreign currency (gain) loss (included in cost of revenue)	—	0.3	—	—	—	—	—	—	0.3
Income tax (benefit) expense	5.1	0.1	—	—	—	0.1	—	(2.5)	2.8
Noncontrolling interest	0.9	(1.6)	(0.6)	—	(0.8)	(1.6)	—	—	(3.7)
Share-based payment expense	—	0.8	—	—	0.1	0.4	—	2.5	3.8
Non-recurring costs	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	1.3	0.7	0.1	0.1	—	0.3	—	0.6	3.1
Adjusted EBITDA	$35.5	$9.7	$2.3	$1.6	$(4.7)	$(3.4)	$—	$(10.5)	$30.5

Total Core Operating Subsidiaries	$49.1

(in millions)	Six Months Ended June 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$20.4
Less: Net Income attributable to HC2 Holdings Insurance segment									1.8
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(4.0)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$10.8	$4.6	$—	$2.1	$70.2	$(24.5)	$(0.7)	$(39.9)	$22.6
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.2	13.3	2.7	0.2	0.1	1.4	—	—	20.9
Depreciation and amortization (included in cost of revenue)	3.2	—	—	—	—	—	—	—	3.2
Amortization of equity method fair value adjustment at acquisition	—	(0.7)	—	—	—	—	—	—	(0.7)
Other operating (income) expenses	0.4	(2.7)	0.1	—	—	0.1	—	—	(2.1)
Interest expense	0.9	2.5	0.7	—	—	7.2	—	25.2	36.5
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2.5	—	—	2.5
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102.1)	—	—	—	(102.1)
Other (income) expense, net	—	(1.0)	0.1	—	0.1	—	0.2	(0.5)	(1.1)
Foreign currency (gain) loss (included in cost of revenue)	—	(0.5)	—	—	—	—	—	—	(0.5)
Income tax (benefit) expense	5.2	—	—	—	—	—	(0.3)	(0.5)	4.4
Noncontrolling interest	0.9	1.6	—	—	19.9	(1.3)	(0.6)	—	20.5
Bonus to be settled in equity	—	—	—	—	—	—	—	0.4	0.4
Share-based payment expense	—	0.9	—	—	0.1	0.7	0.2	2.9	4.8
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.9	—	—	0.1	2.5	2.6	—	0.4	6.5
Adjusted EBITDA	$25.5	$18.0	$3.6	$2.4	$(9.2)	$(11.3)	$(1.2)	$(12.0)	$15.8

Total Core Operating Subsidiaries	$49.5

Construction: Net income from our Construction segment for the six months ended June 30, 2019 increased $0.2 million to $11.0 million from $10.8 million for the six months ended June 30, 2018. Adjusted EBITDA from our Construction segment for the six months ended June 30, 2019 increased $10.0 million to $35.5 million from $25.5 million for the six months ended June 30, 2018. The increase in Adjusted EBITDA was driven by higher gross profit contribution from fabrication and erection project work and additional revenues from the GrayWolf acquisition. These increases were partially offset by higher selling, general and administrative expense, which is primarily attributable to the GrayWolf acquisition.

Marine Services: Net income from our Marine Services segment for the six months ended June 30, 2019 decreased $9.1 million to a loss of $4.5 million from income of $4.6 million for the six months ended June 30, 2018. Adjusted EBITDA from our Marine Services segment for the six months ended June 30, 2019 decreased $8.3 million to $9.7 million from $18.0 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA was driven by lower GMSL gross profit contribution attributed to the reduced cable installation and repair project work under execution in the offshore renewables, power utility and telecom end markets due to fluctuations in backlog mix. Further, GMSL was impacted by lower volume in telecom maintenance zone cable repairs, and experienced a decline in income from equity method investees, due in part to the timing of HMN turnkey project work and a loss recorded at SBSS in the current period attributable to low vessel utilization.

Energy: Net income from our Energy segment for the six months ended June 30, 2019 decreased $1.3 million to a loss of $1.3 million from $0.0 million for the six months ended June 30, 2018. Adjusted EBITDA from our Energy segment for the six months ended June 30, 2019 decreased $1.3 million to $2.3 million from $3.6 million for the six months ended June 30, 2018. The decrease was largely driven by $2.6 million of AFETC revenue recognized in the second quarter of 2018 which are not present in the current period, partially offset by an increase in volume-related revenues attributable to CNG sales volumes and a higher price per gasoline gallon equivalent charged, as well as from the partial period contribution as a result of the acquisition of ampCNG stations.

Telecommunications: Net income from our Telecommunications segment for the six months ended June 30, 2019 decreased $1.1 million to $1.0 million from $2.1 million for the six months ended June 30, 2018. Adjusted EBITDA from our Telecommunications segment for the six months ended June 30, 2019 decreased $0.8 million to $1.6 million from $2.4 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA was primarily due to the decline in revenue from the international long distance market contracts, which resulted in lower call termination margin contribution than in the prior period.

Life Sciences: Net income from our Life Sciences segment for the six months ended June 30, 2019 decreased $74.2 million to a loss of $4.0 million from income of $70.2 million for the six months ended June 30, 2018. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2019 decreased $4.5 million to $4.7 million from $9.2 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense related to the performance of the segment in the prior period, and reductions in losses related to BeneVir, which was sold in the second quarter of 2018. Further, there were reductions in losses at the MediBeacon equity investment, driven by timing of clinical trials and income from the licensing of select patents to third parties.

Broadcasting: Net loss from our Broadcasting segment for the six months ended June 30, 2019 decreased $16.6 million to $7.9 million from $24.5 million for the six months ended June 30, 2018. Adjusted EBITDA loss from our Broadcasting segment for the six months ended June 30, 2019 decreased $7.9 million to $3.4 million from $11.3 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher overhead expenses associated with the growth of the Broadcast stations subsequent to the comparable period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the six months ended June 30, 2019 decreased $6.2 million to $46.1 million from $39.9 million for the six months ended June 30, 2018. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2019 decreased $1.5 million to $10.5 million from $12.0 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA loss was primarily attributable to a decrease in professional service fees and lower bonus expense recorded.

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Construction	$23.1	$15.5	$7.6	$35.5	$25.5	$10.0
Marine Services	9.6	20.4	(10.8)	9.7	18.0	(8.3)
Energy	1.3	3.0	(1.7)	2.3	3.6	(1.3)
Telecommunications	0.8	1.3	(0.5)	1.6	2.4	(0.8)
Total Core Operating Subsidiaries	34.8	40.2	(5.4)	49.1	49.5	(0.4)

Life Sciences	(1.8)	(4.8)	3.0	(4.7)	(9.2)	4.5
Broadcasting	(0.9)	(6.3)	5.4	(3.4)	(11.3)	7.9
Other and Eliminations	—	(1.0)	1.0	—	(1.2)	1.2
Total Early Stage and Other	(2.7)	(12.1)	9.4	(8.1)	(21.7)	13.6

Non-Operating Corporate	(4.4)	(5.4)	1.0	(10.5)	(12.0)	1.5
Adjusted EBITDA	$27.7	$22.7	$5.0	$30.5	$15.8	$14.7

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net income (loss) - Insurance segment	$30.3	$0.6	$29.7	$64.1	$1.8	$62.3
Effect of investment (gains) (1)	0.5	(4.5)	5.0	(5.5)	(7.0)	1.5
Bargain Purchase Gain	(1.1)	—	(1.1)	(1.1)	—	(1.1)
Acquisition costs	1.6	0.8	0.8	1.8	1.1	0.7
Insurance AOI	31.3	(3.1)	34.4	59.3	(4.1)	63.4
Income tax expense (benefit)	1.7	3.6	(1.9)	2.4	6.8	(4.4)
Pre-tax Insurance AOI	$33.0	$0.5	$32.5	$61.7	$2.7	$59.0
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the three months ended June 30, 2019 increased $29.7 million to $30.3 million from $0.6 million for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 increased $62.3 million to $64.1 million from income of $1.8 million for the six months ended June 30, 2018.

Pretax Insurance AOI for the three months ended June 30, 2019 increased $32.5 million to $33.0 million, as compared to $0.5 million for three months ended June 30, 2018. Pretax Insurance AOI for the six months ended June 30, 2019 increased $59.0 million to $61.7 million, as compared to $2.7 million for six months ended June 30, 2018. The increase was primarily driven by the incremental net investment income and policy premiums from the KIC block acquisition and higher net investment income from the legacy CGI block driven by both the growth and mix of the investment portfolio, including premium reinvestment and rotation into higher yield assets. In addition, there was a decrease in policy benefits, changes in reserves, and commissions related to current period reserve adjustments driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claims activity. This was partially offset by an increase in Selling, general and administrative expenses, primarily attributable to headcount additions related to the KIC acquisition.

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

Construction Segment

At June 30, 2019, DBMG's backlog was $468.5 million, consisting of $377.1 million under contracts or purchase orders and $91.3 million under letters of intent or notices to proceed. Approximately $168.1 million, representing 35.9% of DBMG’s backlog at June 30, 2019, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At June 30, 2019, GMSL's backlog stood at $406.2 million, inclusive of $326.7 million of signed contracts and customer-approved change orders and $79.5 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $314.6 million. representing 77.4% of GMSL's backlog at June 30, 2019 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. GMSL's reported backlog may not be converted to revenue in any particular period and actual revenue may not equal its backlog. Therefore, GMSL's backlog may not be indicative of the level of its future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, Convertible Notes, and its Revolving Credit Agreement (as defined below), dividend payments on its Preferred Stock and recurring operational expenses.

As of June 30, 2019, the Company had $280.4 million of cash and cash equivalents compared to $325.0 million as of December 31, 2018. On a stand-alone basis, as of June 30, 2019, HC2 had cash and cash equivalents of $2.8 million compared to $6.5 million at December 31, 2018. At June 30, 2019, cash and cash equivalents in our Insurance segment was $226.5 million compared to $283.3 million at December 31, 2018.

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

As of June 30, 2019, the Company had $861.4 million of indebtedness on a consolidated basis compared to $781.0 million as of December 31, 2018. On a stand-alone basis, as of June 30, 2019 and December 31, 2018, HC2 had indebtedness of $540.0 million and $525.0 million, respectively.

HC2's stand-alone debt consists of the $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Senior Secured Notes"), the $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and the $15.0 million secured revolving credit agreement ("Revolving Credit Agreement"), fully drawn. HC2 is required to make semi-annual interest payments on its Senior Secured Notes and Convertible Notes, and quarterly interest payments on its Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $13.5 million in dividends from its Construction segment during the three months ended June 30, 2019.

HC2 received $0.8 million and $4.3 million in dividends from its Telecommunications segment during the three and six months ended June 30, 2019, respectively.

HC2 received $3.1 million and $4.9 million in net management fees during the three and six months ended June 30, 2019, respectively, related to fees earned in the fourth quarter of 2018 and first quarter of 2019.

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

Restrictive Covenants

The indenture governing the Senior Secured Notes dated November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity; (2) collateral coverage; (3) secured net leverage ratio; and (4) fixed charge coverage ratio.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of June 30, 2019, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2019, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of June 30, 2019, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Six Months Ended June 30,		Increase / (Decrease)
	2019	2018
Operating activities	$36.8	$(41.2)	$78.0
Investing activities	(154.6)	16.4	(171.0)
Financing activities	69.0	43.1	25.9
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)	0.6
Net decrease in cash,cash equivalents and restricted cash	$(48.5)	$18.0	$(66.5)

Operating Activities

Cash provided by operating activities was $36.8 million for the six months ended June 30, 2019 as compared to cash used in operating activities of $41.2 million for the six months ended June 30, 2018. The $78.0 million increase was the result of our Insurance segment, which experienced an increase in operating cash flows driven by performance results of KIC, which was acquired in 2018. Further, there was an increase in working capital of $10.0 million, largely driven by the Telecommunication segment's timing of vendor payments and receivables collections.

Investing Activities

Cash used in investing activities was $154.6 million for the six months ended June 30, 2019 as compared to cash provided by investing activities of $16.4 million for the six months ended June 30, 2018. The $171.0 million change was a result of a $7.5 million increase in cash used for business combinations by our Broadcasting and Energy segments, a $76.8 million increase in net purchases of investments predominantly by our Insurance segment and $93.3 million in proceeds from the disposition of BeneVir in 2018.

Financing Activities

Cash provided by financing activities was $69.0 million for the six months ended June 30, 2019 as compared to $43.1 million for the six months ended June 30, 2018. The $25.9 million increase was a result of $18.1 million received from issuance of preferred stock by our Energy and Life Sciences segments, a $10.3 million decrease in cash used in transactions with noncontrolling interest holders driven by our Life Sciences segment, associated with the sale of BeneVir in 2018, and an increase in cash provided from borrowings, net of $5.0 million. This was offset by $8.3 million in cash used by our Insurance segment to purchase 10,000 shares of Series A-2 Preferred Stock.

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	June 30, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.3	$—	$2.1
Preferred Equity	—	8.0	1.6	9.6
Other	—	60.8	—	59.2
Total	$—	$71.1	$1.6	$70.9

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2019 debt balance, DBMG anticipates that its interest payments will be approximately $1.8 million each quarter.

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

Market environment

As of June 30, 2019, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Insurance Companies Capital Contributions

The Company has an agreement with the Texas Department of Insurance (“TDOI”) that, for two years from August 9, 2018, CIG will contribute to Continental General Insurance Company (“CGI” or the “Insurance Company”) cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 450% of CGI’s authorized control level risk-based capital and for three years from August 9, 2020, CIG will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

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

Investments

At June 30, 2019 and December 31, 2018, CIG’s investment portfolio is comprised of the following (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$18.5	0.4%	$25.4	0.7%
States, municipalities and political subdivisions	442.5	10.5%	421.9	11.0%
Residential mortgage-backed securities	80.1	1.9%	94.4	2.5%
Commercial mortgage-backed securities	106.4	2.5%	93.9	2.5%
Asset-backed securities	526.2	12.5%	511.5	13.4%
Corporate and other (*)	2,656.1	63.0%	2,250.5	58.8%
Common stocks (*)	36.3	0.9%	25.5	0.7%
Perpetual preferred stocks	176.4	4.2%	240.9	6.3%
Mortgage loans	151.8	3.6%	137.6	3.6%
Policy loans	19.4	0.5%	19.8	0.5%
Other invested assets	—	—%	—	—%
Total	$4,213.7	100.0%	$3,821.4	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,914.3	49.8%	$1,742.4	51.4%
BBB	1,676.2	43.8%	1,444.1	42.5%
Total investment grade	3,590.5	93.6%	3,186.5	93.9%
BB	167.2	4.4%	143.8	4.2%
B	17.8	0.5%	14.7	0.4%
CCC, CC, C	40.8	1.1%	44.4	1.3%
D	13.5	0.4%	8.2	0.2%
Total non-investment grade	239.3	6.4%	211.1	6.1%
Total	$3,829.8	100.0%	$3,397.6	100.0%

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at June 30, 2019 included letters of credit of $8.5 million under Credit and Security Agreements and performance bonds of $143.7 million.

DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

Corporate

In September 2018, HC2 entered into a 75 month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received a favorable lease terms as consideration for landlord required cross default language in the event of default by Harbinger Capital Partners, a related party.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2019. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Marine Services / Global Marine Group

Our actual results or other outcomes of Global Marine Systems Limited which operates under the Global Marine Group brand ("GMSL"), and, thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes, except as required by applicable law.

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of June 30, 2019, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact (in millions):

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	$381.3	$762.5	$1,143.8
Equity Securities	$14.3	$28.6	$43.0

Foreign Currency Exchange Rate Risk

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

During the three months ended June 30, 2019 and 2018, approximately 9.4% and 14.9%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the six months ended June 30, 2019 and 2018, approximately 9.8% and 12.1%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Interest Rate Risk

The Company is exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR or selected alternate rates. Changes to these rates could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase based on our floating rate borrowings outstanding as of June 30, 2019 of $185.9 million, would result in an increase in the recorded interest expense of $1.9 million, $3.7 million, and $5.6 million per year, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than noted below, there have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

Risks related to our Broadcasting segment

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

Full Power and Class A Station Regulations. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have certain official positions or ownership interests, known as "attributable" interests, above specific levels in full power broadcast stations as well as in other specified mass media entities. Many of these limits do not apply to Class A stations, television translators and LPTV authorizations. In seeking FCC approval for the acquisition of a broadcast television station license, the acquiring person or entity must demonstrate that the acquisition complies with applicable FCC ownership rules or that a waiver of the rules is in the public interest. Additionally, while the Communications Act and FCC regulations have been modified to no longer strictly prohibit ownership of a broadcast station license by any corporation with more than 25 percent of its stock owned or voted by non-U.S. persons, their representatives or any other corporation organized under the laws of a foreign country, foreign ownership above such threshold is determined by the FCC on a case-by-case basis, which analysis is subject to the specific circumstances of each such request. The FCC has also adopted regulations concerning children’s television programming, commercial limits, local issues and programming, political files, sponsorship identification, equal employment opportunity requirements and other requirements for full power and Class A broadcast television stations. The FCC’s rules require operational full-power and Class A stations to file quarterly reports demonstrating compliance with these regulations.

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

The 600 MHz Incentive Auction and the Post-Auction Relocation Process. The FCC concluded a two-sided auction process for 600 MHz band spectrum (the "600 MHz Incentive Auction") on April 13, 2017. The auction process allowed eligible full-power and Class A broadcast television licensees to sell some or all of their spectrum usage rights in exchange for compensation; the FCC would pay reasonable expenses for the remaining, non-participating full-power and Class A stations to relocate to the remaining "in-core" portion of the 600 MHz band. Several of our stations will relocate to new channel assignments and will receive funding from the 600 MHz Band Broadcaster Relocation Fund. LPTV and TV translator stations will eventually be required to relocate from the "out-of-core" portion of the 600 MHz band (i.e., channels 38-51) and are required under the rules to mitigate interference to any relocated full-power or Class A station in the in-core band (or cease operations). The FCC has created a priority filing window for LPTV and TV translator stations licensed and operating as of April 13, 2017, and some of our LPTV and TV translator stations have found new channel assignments as a result of this special displacement window.  But some LPTV and TV translator stations displaced as a result of the 600 MHz Incentive Auction were not qualified for an alternate channel assignment. The FCC opened a second displacement application filing window in April of 2019 for LPTV and TV translator stations that still lacked channel assignments. All of our remaining LPTV and TV translator stations have found new channel assignments as a result of this window.

License Expirations. The Communications Act prohibits any licensed television station to remain silent for more than one year. We have purchased numerous stations whose on-air deadlines will occur in 2019. Building these stations before those deadlines is extremely challenging, especially in the post-auction relocation environment, which is creating scarcity of industry equipment and labor. The FCC may extend these deadlines for reasons beyond the control of a station licensee, and has granted such extensions for reasons of equipment delivery delays or installation labor shortages due to the post-auction repack. However, it remains possible that we will not be able to build all of our silent stations by their on-air deadlines, in which case those licenses will expire.

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

10.1
Omnibus Amendment to Secured Notes dated May 3, 2019, among HC2 Station Group, Inc. ("HC2 Station"), HC2 LPTV Holdings, Inc. ("HC2 LPTV"), HC2 Broadcasting, Great American Life Insurance Company ("GALIC"), Great American Insurance Company ("GAIC"), Minority Brands, Inc. ("MBI") and Continental General Insurance Company.

10.2
Second Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated May 31, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena Limited SPV, LLC ("Arena").

10.3	Third Omnibus Agreement to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated June 28, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena.

10.4	First Amendment to Fourth Amended and Restated Credit and Security Agreement dated as of May 6, 2019, by and among DBMG, and certain of its subsidiaries, and Wells Fargo Bank, National Association.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (iii) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: August 8, 2019	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)