Form 10-Q
period 2019-09-30
HC2 HOLDINGS, INC.
filed 2019-11-05
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

As of October 31, 2019, 45,935,196 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$397.5	$444.8	$1,242.3	$1,315.3
Life, accident and health earned premiums, net	28.9	25.4	88.7	65.3
Net investment income	51.2	31.7	152.6	68.8
Net realized and unrealized (losses) gains on investments	(1.9)	(0.5)	2.1	2.4
Net revenue	475.7	501.4	1,485.7	1,451.8
Operating expenses
Cost of revenue	337.0	402.9	1,075.9	1,179.2
Policy benefits, changes in reserves, and commissions	66.1	66.5	166.8	134.1
Selling, general and administrative	54.4	50.9	159.4	160.0
Depreciation and amortization	8.6	6.2	23.1	25.0
Other operating income	—	(0.8)	(1.6)	(2.9)
Total operating expenses	466.1	525.7	1,423.6	1,495.4
Income (loss) from operations	9.6	(24.3)	62.1	(43.6)
Interest expense	(24.0)	(17.5)	(69.3)	(54.0)
Gain on sale and deconsolidation of subsidiary	—	3.0	—	105.1
Income from equity investees	0.3	8.1	1.5	13.7
Gain on bargain purchase	—	109.1	1.1	109.1
Other income, net	6.8	63.9	5.4	64.0
(Loss) income from continuing operations	(7.3)	142.3	0.8	194.3
Income tax (expense) benefit	(1.0)	9.2	(6.2)	(1.9)
Net (loss) income	(8.3)	151.5	(5.4)	192.4
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	1.2	2.0	4.9	(18.6)
Net (loss) income attributable to HC2 Holdings, Inc.	(7.1)	153.5	(0.5)	173.8
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.4)	2.1
Net (loss) income attributable to common stock and participating preferred stockholders	$(7.5)	$152.8	$(0.1)	$171.7

(Loss) income per common share
Basic	$(0.16)	$3.09	$—	$3.48
Diluted	$(0.16)	$2.97	$—	$3.38

Weighted average common shares outstanding:
Basic	45.7	44.3	45.4	44.2
Diluted	45.7	46.2	45.4	45.6

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(8.3)	$151.5	$(5.4)	$192.4
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.7)	(2.0)	(2.5)	(3.7)
Unrealized gain (loss) on available-for-sale securities	82.4	(22.7)	312.0	(74.2)
Other comprehensive income (loss)	79.7	(24.7)	309.5	(77.9)
Comprehensive income	71.4	126.8	304.1	114.5
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	1.9	2.6	5.5	(17.6)
Comprehensive income attributable to HC2 Holdings, Inc.	$73.3	$129.4	$309.6	$96.9

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$3,975.5	$3,391.6
Equity securities	104.3	200.5
Mortgage loans	165.7	137.6
Policy loans	19.1	19.8
Other invested assets	84.4	72.5
Total investments	4,349.0	3,822.0
Cash and cash equivalents	276.9	325.0
Accounts receivable, net	293.3	379.2
Recoverable from reinsurers	947.9	1,000.2
Deferred tax asset	2.0	2.1
Property, plant and equipment, net	405.8	376.3
Goodwill	177.1	171.7
Intangibles, net	223.7	219.2
Other assets	269.8	208.1
Total assets	$6,945.5	$6,503.8

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,543.5	$4,562.1
Annuity reserves	236.9	245.2
Value of business acquired	226.1	244.6
Accounts payable and other current liabilities	329.1	344.9
Deferred tax liability	83.7	30.3
Debt obligations	820.4	743.9
Other liabilities	183.1	110.8
Total liabilities	6,422.8	6,281.8
Commitments and contingencies
Temporary equity
Preferred stock	10.3	20.3
Redeemable noncontrolling interest	11.0	8.0
Total temporary equity	21.3	28.3
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at September 30, 2019 and December 31, 2018;
Shares issued: 46,554,499 and 45,391,397 at September 30, 2019 and December 31, 2018;
Shares outstanding: 45,850,584 and 44,907,818 at September 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	272.6	260.5
Treasury stock, at cost: 703,915 and 483,579 shares at September 30, 2019 and December 31, 2018, respectively	(3.2)	(2.6)
Accumulated deficit	(62.0)	(57.2)
Accumulated other comprehensive income (loss)	197.4	(112.6)
Total HC2 Holdings, Inc. stockholders’ equity	404.8	88.1
Noncontrolling interest	96.6	105.6
Total stockholders’ equity	501.4	193.7
Total liabilities, temporary equity and stockholders’ equity	$6,945.5	$6,503.8

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6
Share-based compensation	—	—	2.0	—	—	—	2.0	—	2.0	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.1)	—	—	—	(1.1)	—	(1.1)	1.1
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	1.3	—	—	—	1.3	(2.9)	(1.6)	0.1
Other	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Net income (loss)	—	—	—	—	(7.1)	—	(7.1)	(0.8)	(7.9)	(0.4)
Other comprehensive income (loss)	—	—	—	—	—	80.3	80.3	(0.6)	79.7	(0.1)
Balance as of September 30, 2019	45.9	$—	$272.6	$(3.2)	$(62.0)	$197.4	$404.8	$96.6	$501.4	$21.3

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases (1)	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	6.7	—	—	—	6.7	—	6.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Issuance of common stock	1.2	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	6.0	—	—	—	6.0	(3.8)	2.2	3.2
Other	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Net income (loss)	—	—	—	—	(0.5)	—	(0.5)	(4.0)	(4.5)	(0.9)
Other comprehensive income	—	—	—	—	—	310.0	310.0	(0.5)	309.5	(0.1)
Balance as of September 30, 2019	45.9	$—	$272.6	$(3.2)	$(62.0)	$197.4	$404.8	$96.6	$501.4	$21.3
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2018	44.7	$—	$260.0	$(2.4)	$(197.1)	$(9.0)	$51.5	$109.3	$160.8	$34.7
Share-based compensation	—	—	4.2	—	—	—	4.2	—	4.2	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.6	—	—	—	0.6	—	0.6	(0.6)
Exercise of stock options	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Preferred stock dividend	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Transactions with noncontrolling interests	—	—	(0.2)	—	—	—	(0.2)	1.0	0.8	1.2
Net income	—	—	—	—	153.4	—	153.4	(1.8)	151.6	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	(24.2)	(24.2)	(0.6)	(24.8)	—
Balance as of September 30, 2018	44.7	$—	$263.9	$(2.4)	$(43.7)	$(33.2)	$184.6	$107.9	$292.5	$35.2

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	0.4	—	0.4	0.3	0.7	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	3.3	(1.7)	1.6	—	1.6	—
Share-based compensation	—	—	10.8	—	—	—	10.8	—	10.8	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.7)	—	—	—	(2.7)	—	(2.7)	2.7
Exercise of stock options	0.1	—	0.2	—	—	—	0.2	—	0.2	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Preferred stock dividend	—	—	(1.5)	—	—	—	(1.5)	—	(1.5)	—
Issuance of common stock	0.5	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	2.4	—	—	3.8	6.2	(26.7)	(20.5)	6.3
Net income	—	—	—	—	173.8	—	173.8	19.5	193.3	(0.9)
Other comprehensive income (loss)	—	—	—	—	—	(77.0)	(77.0)	(0.2)	(77.2)	(0.8)
Balance as of September 30, 2018	44.7	$—	$263.9	$(2.4)	$(43.7)	$(33.2)	$184.6	$107.9	$292.5	$35.2
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively.

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(5.4)	$192.4
Adjustments to reconcile net income to cash provided by operating activities
Provision for doubtful accounts receivable	(0.7)	1.1
Share-based compensation expense	5.9	8.1
Depreciation and amortization	29.7	30.0
Amortization of deferred financing costs and debt discount	9.9	5.6
Amortization of (discount) premium on investments	6.2	4.4
Gain on embedded derivative	(4.0)	—
Gain on sale or disposal of assets	(0.8)	(3.3)
Gain on sale and deconsolidation of subsidiary	—	(105.1)
Gain on bargain purchase	(1.1)	(109.1)
Income from equity investees	(1.5)	(13.7)
Net realized and unrealized gains on investments	(8.7)	(49.1)
Receipt of dividends from equity investees	7.6	11.4
Annuity benefits	6.3	6.3
Other operating activities	4.2	3.1
Changes in assets and liabilities, net of acquisitions
Accounts receivable	99.3	(28.7)
Recoverable from reinsurers	7.1	122.3
Other assets	(4.6)	(52.1)
Life, accident and health reserves	24.5	82.0
Accounts payable and other current liabilities	(26.2)	9.7
Other liabilities	(52.2)	21.4
Cash provided by operating activities	95.5	136.7
Cash flows from investing activities
Purchase of property, plant and equipment	(27.4)	(32.3)
Disposal of property, plant and equipment	3.9	4.9
Purchase of investments	(806.4)	(515.6)
Sale of investments	565.0	192.3
Maturities and redemptions of investments	100.1	56.5
Cash received from dispositions, net	13.5	92.0
Cash (paid for) received from acquisitions, net	(56.9)	729.1
Other investing activities	6.7	(1.5)
Cash (used in) provided by investing activities	(201.5)	525.4
Cash flows from financing activities
Proceeds from debt obligations	81.2	266.7
Principal payments on debt obligations	(16.3)	(163.7)
Cash received by subsidiary to issue preferred stock	8.9	—
Cash paid by subsidiary to purchase HC2 preferred stock	(8.3)	—
Annuity receipts	1.6	1.8
Annuity surrenders	(13.6)	(14.9)
Transactions with noncontrolling interests	3.5	(11.8)
Payment of dividends	(1.9)	(1.5)
Other financing activities	(1.7)	(0.9)
Cash provided by financing activities	53.4	75.7
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(0.5)
Net change in cash, cash equivalents and restricted cash	(52.0)	737.3
Cash, cash equivalents and restricted cash, beginning of period	330.4	98.9
Cash, cash equivalents and restricted cash, end of period	$278.4	$836.2

Supplemental cash flow information:
Cash paid for interest	$42.3	$36.2
Cash paid for taxes, net of refunds	$6.8	$13.3
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$5.7	$2.6
Investments included in accounts payable	$14.6	$35.0
Declared but unpaid dividends from equity method investments included in other assets	$2.0	$13.3

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

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and approximately 63% in R2 Dermatology Inc. ("R2"), which develops skin lightening technology. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2019, the results of DBMG, GMSL, ANG, ICS, CIG, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 12, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2019.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2019	September 30, 2018
Cash and cash equivalents, beginning of period	$325.0	$97.9
Restricted cash included in other assets, beginning of period	5.4	1.0
Total cash and cash equivalents and restricted cash, beginning of period	$330.4	$98.9

Cash and cash equivalents, end of period	$276.9	$831.7
Restricted cash included in other assets, end of period	1.5	4.5
Total cash and cash equivalents and restricted cash, end of period	$278.4	$836.2

Accounting Pronouncements Adopted in the Current Year

The Company’s 2018 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following discussion provides information about recently adopted and recently issued or changed accounting guidance (applicable to the Company) that have occurred since the Company filed its 2018 Form 10-K. The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

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

Accounting Pronouncements to be Adopted Subsequent to December 31, 2019

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted), and will impact, at least to some extent, the Company's accounting and disclosure requirements for its recoverable from reinsurers, accounts receivable, and mortgage loans. Available for sale fixed maturity securities are not in scope of the new credit loss model but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. The Company will continue to identify any other financial assets not excluded from scope. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

The Company anticipates a significant impact on its systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of items in scope and related cash flows are unchanged. The FASB has voted to delay the effective date of ASU 2016-13 to January 1, 2023 for smaller reporting companies with a revised ASU expected in the fourth quarter of 2019.  Currently, the Company continues to focus on developing models and procedures, with testing and refinement of models occurring in 2020 and 2021 with parallel testing to performed in 2022. Focus areas will include, but not be limited to: (i) updating procedures to reflect new guidance requiring establishment of allowance for credit losses on available for sale debt securities; (ii) establishing procedures to review reinsurance risk to include but not limited to review of reinsurer ratings, trust agreements where applicable and historical and current performance; (iii) establishing procedures to identify and review all remaining financial assets within scope; and (iv) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Long-Duration Contracts

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB in August 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements. The standard is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, Company's accounting and disclosure requirements for its long-duration insurance contracts. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

The FASB has voted to delay the effective date of ASU 2018-12 to January 1, 2024 for smaller reporting companies with a revised ASU expected in the fourth quarter of 2019. Currently, the Company plans to focus on developing models and procedures through 2021, with testing and refinement of models occurring in 2022 and parallel testing to performed in 2023. Focus areas will include, but not be limited to: (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establishing new VOBA amortization that will align with new guidance for DAC amortization; and (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 22. Subsequent Events for the summary of the subsequent events.

3. Revenue

Segments with revenues in scope of ASC 606, Contracts with customers, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue (1)
Construction	$168.4	$195.3	$556.2	$531.2
Marine Services	48.2	44.8	130.0	149.9
Energy	8.7	4.6	19.3	16.2
Telecommunications	162.2	187.8	507.0	580.6
Broadcasting	10.0	12.0	29.8	33.7
Other	—	0.3	—	3.7
Total revenue	$397.5	$444.8	$1,242.3	$1,315.3
(1) The Insurance segment does not have revenues in scope of ASC 606.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts receivables, net from contracts with customers consist of the following (in millions):

	September 30, 2019	December 31, 2018
Accounts receivables with customers
Construction	$163.0	$196.6
Marine Services	34.3	48.3
Energy	7.4	3.3
Telecommunications	61.1	117.6
Broadcasting	7.8	9.2
Total accounts receivables with customers	$273.6	$375.0

Construction Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial	$50.6	$65.2	$162.9	$202.6
Convention	9.7	54.2	66.8	108.0
Healthcare	12.1	28.4	34.5	85.5
Industrial	63.1	13.8	179.6	49.8
Transportation	14.4	17.4	48.8	31.0
Other	18.3	16.3	63.2	54.3
Total revenue from contracts with customers	168.2	195.3	555.8	531.2
Other revenue	0.2	—	0.4	—
Total Construction segment revenue	$168.4	$195.3	$556.2	$531.2

Contract Assets and Contract Liabilities

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Contract assets	$66.3	$69.0
Contract liabilities	$(31.1)	$(62.0)

The change in contract assets is a result of the recording of $40.8 million of costs in excess of billings driven by new commercial projects, offset by $40.2 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $29.8 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $60.5 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$113.3	$21.4	$134.7
Convention	16.0	—	16.0
Healthcare	33.3	0.5	33.8
Industrial	127.0	12.1	139.1
Transportation	87.5	0.1	87.6
Other	41.6	—	41.6
Remaining unsatisfied performance obligations	$418.7	$34.1	$452.8

DBMG includes an additional $22.5 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above.  This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Marine Services Segment

The following table disaggregates GMSL's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Telecommunication - Maintenance	$21.6	$21.9	$62.6	$65.8
Telecommunication - Installation	12.8	5.5	28.2	29.3
Power - Operations, Maintenance & Construction Support	6.0	9.3	15.2	25.9
Power - Cable Installation & Repair	7.8	8.1	24.0	28.9
Total revenue from contracts with customers	48.2	44.8	130.0	149.9
Other revenue	—	—	—	—
Total Marine Services segment revenue	$48.2	$44.8	$130.0	$149.9

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Contract assets	$12.1	$5.2
Contract liabilities	$(14.9)	$(1.0)

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$18.5	$217.1	$60.0	$295.6
Telecommunication - Installation	4.8	12.8	—	17.6
Power - Operations, Maintenance & Construction Support	3.1	18.0	—	21.1
Power - Cable Installation & Repair	15.3	49.1	—	64.4
Remaining unsatisfied performance obligations	$41.7	$297.0	$60.0	$398.7

Energy Segment

The following table disaggregates ANG's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Volume-related	$8.5	$4.2	$18.5	$12.3
Maintenance services	—	—	0.1	0.1
Total revenue from contracts with customers	8.5	4.2	18.6	12.4
RNG incentives	0.1	0.3	0.5	1.0
Alternative fuel tax credit	—	0.1	—	2.6
Other revenue	0.1	—	0.2	0.2
Total Energy segment revenue	$8.7	$4.6	$19.3	$16.2

Telecommunications Segment

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Termination of long distance minutes	$162.2	$187.8	$507.0	$580.6
Total revenue from contracts with customers	162.2	187.8	507.0	580.6
Other revenue	—	—	—	—
Total Telecommunications segment revenue	$162.2	$187.8	$507.0	$580.6

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Broadcasting Segment

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Network advertising	$5.1	$7.4	$15.9	$21.2
Broadcast station	3.1	2.5	8.7	8.0
Network distribution	1.1	1.7	3.8	3.5
Other	0.7	0.4	1.4	1.0
Total revenue from contracts with customers	10.0	12.0	29.8	33.7
Other revenue	—	—	—	—
Total Broadcasting segment revenue	$10.0	$12.0	$29.8	$33.7

The transaction price allocated to remaining unsatisfied performance obligations consisted of $3.5 million, $7.4 million, and $2.5 million of network advertising, broadcasting station revenues, and other revenue respectively of which $6.4 million is expected to be recognized within one year and $7.0 million is expected to be recognized within five years.

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

Insurance Segment

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation (“KMG”), the parent company of Kanawha Insurance Company (“KIC”), Humana Inc.’s ("Humana") long-term care insurance subsidiary for cash consideration of ten thousand dollars.

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

Life Sciences Segment

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and received an additional cash payment of $13.3 million on September 16, 2019, which was previously held in an escrow, for a total consideration of $106.7 million. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and an additional cash payment of $9.8 million from the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.
Broadcasting Segment

During the nine months ended September 30, 2019 and the year ended December 31, 2018, HC2 Broadcasting acquired a series of licenses for a total cash consideration of $16.1 million and $71.4 million, respectively. All transactions were accounted for as asset acquisitions.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net revenue	$509.2	$1,581.5
Net income (loss) from operations	$(43.2)	$9.2
Net income (loss) attributable to HC2 Holdings, Inc.	$139.8	$215.4

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$6.4	$0.8	$—	$7.2
States, municipalities and political subdivisions	404.8	43.1	—	447.9
Residential mortgage-backed securities	71.2	5.0	(0.8)	75.4
Commercial mortgage-backed securities	99.8	4.0	—	103.8
Asset-backed securities	545.7	1.8	(18.9)	528.6
Corporate and other	2,566.1	277.6	(31.1)	2,812.6
Total fixed maturity securities	$3,694.0	$332.3	$(50.8)	$3,975.5

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.7	$0.7	$—	$25.4
States, municipalities and political subdivisions	413.7	9.6	(1.4)	421.9
Residential mortgage-backed securities	92.6	3.1	(1.3)	94.4
Commercial mortgage-backed securities	94.7	0.3	(1.1)	93.9
Asset-backed securities	540.8	0.8	(30.1)	511.5
Corporate and other	2,311.0	17.0	(83.5)	2,244.5
Total fixed maturity securities	$3,477.5	$31.5	$(117.4)	$3,391.6

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2019 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$31.2	$32.0
Due after one year through five years	252.5	259.6
Due after five years through ten years	355.1	375.5
Due after ten years	2,338.5	2,600.6
Subtotal	2,977.3	3,267.7
Mortgage-backed securities	171.0	179.2
Asset-backed securities	545.7	528.6
Total	$3,694.0	$3,975.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$572.5	$607.4	21.6%	$469.0	$452.9	20.2%
Transportation, communication and other services	836.6	899.3	32.0%	758.6	734.0	32.7%
Manufacturing	730.4	829.9	29.5%	712.7	693.5	30.9%
Other	426.6	476.0	16.9%	370.7	364.1	16.2%
Total	$2,566.1	$2,812.6	100.0%	$2,311.0	$2,244.5	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses) on investments	$—	$0.6	$—	$0.6
Total Other-Than-Temporary Impairments	$—	$0.6	$—	$0.6

The following table presents the total unrealized losses for the 147 and 749 fixed maturity securities held by the Company as of September 30, 2019 and December 31, 2018, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	September 30, 2019		December 31, 2018
	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(49.9)	98.2%	$(116.0)	98.8%
20% or more for less than six months	(0.1)	0.2%	(0.8)	0.7%
20% or more for six months or greater	(0.8)	1.6%	(0.6)	0.5%
Total	$(50.8)	100.0%	$(117.4)	100.0%

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

The Company analyzes its mortgage-backed securities ("MBS") for OTTI each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan-to-collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of September 30, 2019. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following tables present the estimated fair values and gross unrealized losses for the 147 and 749 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of September 30, 2019 and December 31, 2018, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

September 30, 2019	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	3.7	(0.3)	10.5	(0.5)	14.2	(0.8)
Commercial mortgage-backed securities	1.9	—	0.3	—	2.2	—
Asset-backed securities	290.9	(9.2)	119.2	(9.7)	410.1	(18.9)
Corporate and other	236.6	(11.5)	138.3	(19.6)	374.9	(31.1)
Total fixed maturity securities	$533.1	$(21.0)	$268.3	$(29.8)	$801.4	$(50.8)

December 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$3.3	$—	$8.3	$—
States, municipalities and political subdivisions	117.2	(1.3)	1.9	(0.1)	119.1	(1.4)
Residential mortgage-backed securities	22.4	(1.2)	5.7	(0.1)	28.1	(1.3)
Commercial mortgage-backed securities	57.8	(1.1)	—	—	57.8	(1.1)
Asset-backed securities	466.0	(29.6)	5.9	(0.5)	471.9	(30.1)
Corporate and other	1,418.2	(71.9)	254.6	(11.6)	1,672.8	(83.5)
Total fixed maturity securities	$2,086.6	$(105.1)	$271.4	$(12.3)	$2,358.0	$(117.4)

As of September 30, 2019, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 77.1% of the gross unrealized loss and 87.6% of the fair value. As of December 31, 2018, investment grade fixed maturity securities represented approximately 87.9% of the gross unrealized loss and 93.1% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity Securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	September 30, 2019	December 31, 2018
Common stocks	$17.4	$15.0
Perpetual preferred stocks	86.9	185.5
Total equity securities	$104.3	$200.5

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	September 30, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.3	$—	$2.1
Preferred Equity	—	16.9	1.6	9.6
Other	—	65.2	—	59.2
Total	$—	$84.4	$1.6	$70.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Investment Income

The major sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturity securities, available-for-sale at fair value	$45.2	$26.7	$132.5	$58.6
Equity securities	1.9	1.5	6.5	2.7
Mortgage loans	3.4	2.0	10.2	4.8
Policy loans	0.3	0.3	0.9	0.9
Other invested assets	0.8	1.4	3.4	2.0
Gross investment income	51.6	31.9	153.5	69.0
External investment expense	(0.4)	(0.2)	(0.9)	(0.2)
Net investment income	$51.2	$31.7	$152.6	$68.8

Net Realized and Unrealized Gains (Losses) on Investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gains on fixed maturity securities	$1.4	$1.0	$6.4	$4.7
Realized losses on fixed maturity securities	(2.9)	(0.1)	(8.0)	(1.4)
Realized gains on equity securities	1.4	0.4	1.8	0.3
Realized losses on equity securities	(0.1)	—	(1.2)	—
Realized gains on mortgage loans	1.0	—	1.0	—
Net unrealized gains (losses) on equity securities	(1.6)	(1.0)	4.2	(1.1)
Net unrealized gains (losses) on derivative instruments	(1.1)	(0.2)	(2.1)	0.5
Impairment loss	—	(0.6)	—	(0.6)
Net realized and unrealized gains (losses)	$(1.9)	$(0.5)	$2.1	$2.4

6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

September 30, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.2	$4.2	$3.0	$—
States, municipalities and political subdivisions	447.9	—	447.9	—
Residential mortgage-backed securities	75.4	—	67.2	8.2
Commercial mortgage-backed securities	103.8	—	43.3	60.5
Asset-backed securities	528.6	—	209.7	318.9
Corporate and other	2,812.6	38.8	2,666.9	106.9
Total fixed maturity securities	3,975.5	43.0	3,438.0	494.5
Equity securities
Common stocks	17.4	13.1	—	4.3
Perpetual preferred stocks	86.9	7.9	26.2	52.8
Total equity securities	104.3	21.0	26.2	57.1
Total assets accounted for at fair value	$4,079.8	$64.0	$3,464.2	$551.6

Liabilities
Embedded derivative	$4.5	$—	$—	$4.5
Other	5.4	—	—	5.4
Total liabilities accounted for at fair value	$9.9	$—	$—	$9.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.4	$6.1	$19.3	$—
States, municipalities and political subdivisions	421.9	—	421.9	—
Residential mortgage-backed securities	94.4	—	75.4	19.0
Commercial mortgage-backed securities	93.9	—	35.7	58.2
Asset-backed securities	511.5	—	33.3	478.2
Corporate and other	2,244.5	6.6	2,152.9	85.0
Total fixed maturity securities	3,391.6	12.7	2,738.5	640.4
Equity securities
Common stocks	15.0	9.1	—	5.9
Perpetual preferred stocks	185.5	7.2	123.0	55.3
Total equity securities	200.5	16.3	123.0	61.2
Total assets accounted for at fair value	$3,592.1	$29.0	$2,861.5	$701.6

Liabilities
Embedded derivative	$8.4	$—	$—	$8.4
Other	3.5	—	—	3.5
Total liabilities accounted for at fair value	$11.9	$—	$—	$11.9

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

The Company’s assessment resulted in a net transfer out of Level 3 of $41.6 million primarily related to corporate securities during the nine months ended September 30, 2019. The Company’s assessment resulted in a net transfer into Level 3 of $31.2 million primarily related to corporate securities during the nine months ended September 30, 2018.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$3.7	$—	$0.1	$—	$—	$—	$(3.8)	$—
Residential mortgage-backed securities	12.5	—	(0.1)	—	(0.7)	—	(3.5)	8.2
Commercial mortgage-backed securities	66.4	0.2	1.3	—	(7.4)	—	—	60.5
Asset-backed securities	412.6	(0.5)	(6.3)	13.6	(38.3)	14.2	(76.4)	318.9
Corporate and other	158.1	(0.4)	2.2	3.1	(10.3)	—	(45.8)	106.9
Total fixed maturity securities	653.3	(0.7)	(2.8)	16.7	(56.7)	14.2	(129.5)	494.5
Equity securities
Common stocks	4.9	(0.5)	0.1	—	(0.2)	—	—	4.3
Perpetual preferred stocks	57.1	(0.2)	(1.5)	—	(2.6)	—	—	52.8
Total equity securities	62.0	(0.7)	(1.4)	—	(2.8)	—	—	57.1
Total financial assets	$715.3	$(1.4)	$(4.2)	$16.7	$(59.5)	$14.2	$(129.5)	$551.6

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2019	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September30, 2019
Liabilities
Embedded derivative	$2.9	$1.6	$—	$—	$—	$—	$—	$4.5
Other	5.4	—	—	—	—	—	—	5.4
Total financial liabilities	$8.3	$1.6	$—	$—	$—	$—	$—	$9.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$0.1	$—	$(0.5)	$4.2	$(3.8)	$—
Residential mortgage-backed securities	19.0	—	0.2	—	(1.5)	—	(9.5)	8.2
Commercial mortgage-backed securities	58.2	0.2	3.4	7.5	(7.9)	—	(0.9)	60.5
Asset-backed securities	478.2	(2.1)	11.7	102.1	(214.4)	19.8	(76.4)	318.9
Corporate and other	85.0	(0.5)	4.5	23.5	(27.8)	105.0	(82.8)	106.9
Total fixed maturity securities	640.4	(2.4)	19.9	133.1	(252.1)	129.0	(173.4)	494.5
Equity securities
Common stocks	5.9	(0.3)	0.1	—	(1.2)	—	(0.2)	4.3
Perpetual preferred stocks	55.3	(3.9)	(1.5)	2.5	(2.6)	3.0	—	52.8
Total equity securities	61.2	(4.2)	(1.4)	2.5	(3.8)	3.0	(0.2)	57.1
Total financial assets	$701.6	$(6.6)	$18.5	$135.6	$(255.9)	$132.0	$(173.6)	$551.6

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September30, 2019
Liabilities
Embedded derivative	$8.4	$(3.9)	$—	$—	$—	$—	$—	$4.5
Other	3.5	(1.1)	—	3.0	—	—	—	5.4
Total financial liabilities	$11.9	$(5.0)	$—	$3.0	$—	$—	$—	$9.9

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$—	$2.3	$—	$—	$—	$2.3
States, municipalities and political subdivisions	0.4	—	—	—	—	—	—	0.4
Residential mortgage-backed securities	12.3	—	(0.4)	33.7	(1.3)	2.6	—	46.9
Commercial mortgage-backed securities	22.1	—	—	2.0	(0.1)	1.8	—	25.8
Asset-backed securities	132.8	—	(0.8)	116.9	(9.3)	—	—	239.6
Corporate and other	67.2	0.2	(0.7)	65.0	(9.8)	9.1	—	131.0
Total fixed maturity securities	234.8	0.2	(1.9)	219.9	(20.5)	13.5	—	446.0
Equity securities
Common stocks	0.5	1.8	—	0.1	—	4.4	—	6.8
Perpetual preferred stocks	24.4	(0.4)	—	32.0	—	1.0	—	57.0
Total equity securities	24.9	1.4	—	32.1	—	5.4	—	63.8
Derivatives	0.2	—	—	—	—	—	—	0.2
Total financial assets	$259.9	$1.6	$(1.9)	$252.0	$(20.5)	$18.9	$—	$510.0

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2018	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Liabilities
Other	$4.2	$(0.3)	$—	$2.6	$—	$—	$—	$6.5
Total financial liabilities	$4.2	$(0.3)	$—	$2.6	$—	$—	$—	$6.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$—	$2.3	$—	$—	$—	$2.3
States, municipalities and political subdivisions	6.0	—	(0.1)	0.1	—	0.4	(6.0)	0.4
Residential mortgage-backed securities	14.6	0.3	0.2	33.7	(6.7)	8.1	(3.3)	46.9
Commercial mortgage-backed securities	12.2	(0.1)	(0.2)	12.3	(0.1)	1.7	—	25.8
Asset-backed securities	133.7	1.1	(4.0)	184.9	(73.2)	—	(2.9)	239.6
Corporate and other	26.3	0.2	(1.7)	94.0	(12.7)	24.9	—	131.0
Total fixed maturity securities	192.8	1.5	(5.8)	327.3	(92.7)	35.1	(12.2)	446.0
Equity securities
Common stocks	0.2	1.7	—	0.1	—	4.8	—	6.8
Perpetual preferred stocks	6.4	0.1	—	47.0	—	3.5	—	57.0
Total equity securities	6.6	1.8	—	47.1	—	8.3	—	63.8
Derivatives	0.2	—	—	—	—	—	—	0.2
Total financial assets	$199.6	$3.3	$(5.8)	$374.4	$(92.7)	$43.4	$(12.2)	$510.0

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net (earnings) loss	Other comp. (income) loss	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2018
Liabilities
Other	$4.8	$(0.9)	$—	$2.6	$—	$—	$—	$6.5
Total financial liabilities	$4.8	$(0.9)	$—	$2.6	$—	$—	$—	$6.5

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

September 30, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$165.7	$165.7	$—	$—	$165.7
Policy loans	19.1	19.1	—	19.1	—
Total assets not accounted for at fair value	$184.8	$184.8	$—	$19.1	$165.7
Liabilities
Annuity benefits accumulated (1)	$235.5	$232.9	$—	$—	$232.9
Debt obligations (2)	784.1	754.2	—	754.2	—
Total liabilities not accounted for at fair value	$1,019.6	$987.1	$—	$754.2	$232.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.6	$137.6	$—	$—	$137.6
Policy loans	19.8	19.8	—	19.8	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$159.0	$159.0	$—	$19.8	$139.2
Liabilities
Annuity benefits accumulated (1)	$244.0	$241.7	$—	$—	$241.7
Debt obligations (2)	702.5	703.0	—	703.0	—
Total liabilities not accounted for at fair value	$946.5	$944.7	$—	$703.0	$241.7
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

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	September 30, 2019	December 31, 2018
Contracts in progress	$150.5	$188.2
Trade receivables	69.3	127.5
Unbilled retentions	55.7	65.6
Other receivables	19.7	4.2
Allowance for doubtful accounts	(1.9)	(6.3)
Total accounts receivable, net	$293.3	$379.2

8. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		September 30, 2019		December 31, 2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$343.6	36.3%	$335.0	33.5%
Hannover Life Reassurance Company of America	A+	324.6	34.2%	336.9	33.7%
Loyal American Life Insurance Company	A	145.9	15.4%	146.0	14.6%
Great American Life Insurance Company	A	56.1	5.9%	54.5	5.4%
ManhattanLife Assurance Company of America	B+	43.9	4.6%	89.5	8.9%
Other		33.8	3.6%	38.3	3.9%
Total		$947.9	100.0%	$1,000.2	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	September 30, 2019	December 31, 2018
Cable-ships and submersibles	$242.2	$251.1
Equipment, furniture and fixtures, and software	209.6	148.0
Building and leasehold improvements	48.5	47.3
Land	36.8	32.8
Construction in progress	9.7	12.9
Plant and transportation equipment	13.5	12.0
	560.3	504.1
Less: Accumulated depreciation	154.5	127.8
Total	$405.8	$376.3

Depreciation expense was $13.5 million and $11.9 million for the three months ended September 30, 2019 and 2018, respectively. These amounts included $2.3 million and $1.8 million of depreciation expense within cost of revenue for the three months ended September 30, 2019 and 2018, respectively.

Depreciation expense was $38.8 million and $34.2 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts included $6.7 million and $5.1 million of depreciation expense within cost of revenue for the nine months ended September 30, 2019 and 2018, respectively.

Total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $37.0 million and $40.0 million as of September 30, 2019 and December 31, 2018, respectively.

10. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Construction	Marine Services	Energy	Telecom	Insurance	Broadcasting	Total
Balance at December 31, 2018	$82.2	$14.3	$2.1	$4.4	$47.3	$21.4	$171.7
Measurement period adjustment	7.1	—	—	—	—	—	7.1
Impairments	—	—	—	(1.3)	—	—	(1.3)
Effect of translation	(0.4)	—	—	—	—	—	(0.4)
Balance at September 30, 2019	$88.9	$14.3	$2.1	$3.1	$47.3	$21.4	$177.1

Indefinite-lived Intangible Assets

Balances of indefinite-lived intangible assets as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019	December 31, 2018
FCC licenses	$131.4	$120.6
State licenses	2.5	2.5
Total	$133.9	$123.1

In 2019, FCC licenses increased $10.8 million, $12.9 million of which was through acquisitions, offset by $2.1 million of impairments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class is as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10 Years	$53.5	$(13.6)	$39.9	$53.6	$(7.2)	$46.4
Channel sharing arrangements	40 Years	28.3	(0.7)	27.6	25.2	—	25.2
Trade names	13 Years	26.0	(7.5)	18.5	25.9	(5.9)	20.0
Developed technology	5 Years	1.2	(1.2)	—	1.2	(1.2)	—
Other	6 Years	5.5	(1.7)	3.8	5.5	(1.0)	4.5
Total		$114.5	$(24.7)	$89.8	$111.4	$(15.3)	$96.1

Amortization expense for definite lived intangible assets for the three months ended September 30, 2019 and 2018 was $3.1 million and $1.1 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets for the nine months ended September 30, 2019 and 2018 was $9.4 million and $3.2 million, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Fiscal Year	Estimated Amortization Expense
2020	$8.3
2021	$8.1
2022	$7.9
2023	$7.8
2024	$7.3

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	September 30, 2019	December 31, 2018
Long-term care insurance reserves	$4,175.5	$4,142.5
Traditional life insurance reserves	175.0	196.8
Other accident and health insurance reserves	193.0	222.8
Total life, accident and health reserves	$4,543.5	$4,562.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$738.5	$243.5
Less: recoverable from reinsurers	(136.4)	(100.6)
Beginning balance, net	602.1	142.9
Incurred related to insured events of:
Current year	159.2	54.5
Prior years	(46.9)	6.0
Total incurred	112.3	60.5
Paid related to insured events of:
Current year	(8.4)	(3.9)
Prior years	(106.9)	(36.9)
Total paid	(115.3)	(40.8)
Interest on liability for policy and contract claims	16.2	4.1
Reserve for business acquired during the current period	—	341.2
Ending balance, net	615.3	507.9
Add: recoverable from reinsurers	129.6	159.1
Ending balance	$744.9	$667.0

The Insurance segment experienced a favorable claims reserve development of $46.9 million and an unfavorable claims reserve development of $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The reserve sufficiency is being driven by claim terminations and estimates for remaining benefits to be paid. Current experience has been favorable relative to the nine months ended September 30, 2018. This favorable development is attributable to the result of normal volatility in claims activity during the period and is expected to persist throughout the remainder of 2019.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	September 30, 2019	December 31, 2018
Accounts payable	$129.3	$104.7
Accrued expenses and other current liabilities	84.2	83.4
Accrued interconnection costs	49.4	103.0
Accrued payroll and employee benefits	40.8	44.2
Accrued interest	24.3	8.8
Accrued income taxes	1.1	0.8
Total accounts payable and other current liabilities	$329.1	$344.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Debt Obligations

Debt obligations consist of the following (in millions):

	September 30, 2019	December 31, 2018
Construction
LIBOR plus 5.85% Note, due 2023	$78.0	$80.0
LIBOR plus 1.50% Line of Credit	39.9	34.0
Other	0.3	—
Marine Services
Obligations under capital leases	34.4	40.4
7.49% Note, due 2020	20.9	14.0
Notes payable and revolving lines of credit, various maturity dates	10.5	12.9
Energy
LIBOR plus 3.00% Term Loan, due 2023	27.4	—
5.00% Term Loan, due 2022	11.5	12.4
4.50% Note, due 2022	10.5	11.3
Other, various maturity dates	3.0	3.2
Life Sciences
Notes payable, due 2019	—	1.7
Broadcasting
8.50% Notes due 2019 (1)	64.3	35.0
Other, various maturity dates	10.3	11.1
Non-Operating Corporate
11.5% Senior Secured Notes, due 2021	470.0	470.0
7.5% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit	15.0	—
Total	851.0	781.0
Issuance discount, net and deferred financing costs	(30.6)	(37.1)
Debt obligations	$820.4	$743.9
(1) In October 2019, our Broadcasting segment completed the issuance of $78.7 million of new notes. Net proceeds from the financing will be used to retire HC2 Broadcasting’s existing 8.5% Notes, as well as fund pending acquisitions, working capital and general corporate purposes.

Marine Services

In June 2019, GMSL refinanced the Shawbrook loan, increasing the principal balance to £17.0 million, or approximately $21.6 million, and extending the maturity to June 2020.

Energy

In June 2019, ANG entered into a term loan with M&T bank for $28.0 million. The loan bears variable interest annually at LIBOR plus 3.0% and matures in 2023. The term loan was used to finance the acquisition of ampCNG stations.

Life Sciences

In June 2019, R2 converted a portion of the $1.7 million secured convertible notes into shares of R2 preferred equity. The remaining portion was repaid.

Broadcasting

During the nine months ended September 30, 2019, HC2 Broadcasting issued an additional $29.7 million of 8.5% notes (the "8.5% Notes"), and the maturity dates of the 8.5% Notes were extended to October 31, 2019. A portion of the net proceeds from the additional 8.5% Notes were used to pay down existing debt and fund acquisitions and capital expenditures.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

14. Income Taxes

Income Tax Expense

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2019 interim tax provision.

Income tax was an expense of $1.0 million and a benefit of $9.2 million for the three months ended September 30, 2019 and 2018, respectively. The income tax expense recorded for the three months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

The income tax benefit recorded for the three months ended September 30, 2018 relates to the Insurance segment’s acquisition of Humana’s long term care business, KIC. The combined insurance entity projected a net operating loss for the year due to deductions for actuarial reserve strengthening. Income tax expense previously recorded was reversed in the period resulting in a benefit.

Income tax was an expense of $6.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense recorded for the nine months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

The income tax expense recorded for September 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, previously recorded tax expense had been reversed as a result of the Insurance segment’s acquisition of Humana’s long term care business, KIC. The combined insurance entity projected a net operating loss for the year due to deductions for the actuarial reserve strengthening. No additional income tax benefit for the combined insurance entity was recorded as it was in a cumulative loss position and a valuation allowance continued to be maintained against its deferred tax assets. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allocation had been recorded. No benefit was recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

As a result of the enactment of Public Law 115-97, known informally as the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, we are subject to several provisions of the TCJA including computations under the interest limitation rules. We have included the impact of each of these provisions in our overall tax expense for the nine months ended September 30, 2019.

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

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the "Defendants"). The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to final Court approval. On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion was granted by the Southern District of Ohio on April 2, 2019. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action. The final settlement hearing was held on September 17, 2019.

On October 7, 2019, the Court entered a final approval order certifying the class and approving the class settlement. Absent an appeal, the Court’s decision granting final approval in the Ohio action will become final on November 6, 2019, thirty days after the date of the Court’s order.
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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

16. Employee Retirement Plans

The following table presents the components of Net periodic benefit cost for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost - benefits earning during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1.3	1.3	4.0	4.1
Expected return on assets	(1.6)	(1.9)	(5.0)	(5.7)
Actuarial gain	—	—	—	—
Foreign currency gain (loss)	—	—	—	(0.1)
Net periodic benefit	$(0.3)	$(0.6)	$(1.0)	$(1.7)

For the three months ended September 30, 2019, $1.6 million of contributions have been made to the Company's pension plans, comprising $1.6 million of fixed contributions. For the nine months ended September 30, 2019, $5.3 million of contributions have been made to the Company's pension plans, comprising $5.0 million of fixed contributions and $0.3 million of variable contributions. The Company anticipates contributing an additional $1.7 million during 2019, comprising $1.7 million of fixed contributions.

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $12.3 million deferred from 2016 and 2017 due in December 2017 were further deferred. To support this second deferral, the Company provided secured assets. These are the Q1400-1 trencher and the Q1400-2 trencher. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. The fixed contributions, payable in installments, comprise approximately $6.4 million in 2019, approximately $6.6 million in 2020, approximately $6.8 million in 2021 and approximately $3.0 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

17. Share-based Compensation

The Company granted zero and 662,769 options during the three and nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2018, the weighted average fair value at date of grant for options granted was $2.91 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	September 30, 2019	September 30, 2018
Expected option life (in years)	—	0.88 - 5.84
Risk-free interest rate	—%	2.24 - 2.85%
Expected volatility	—%	47.51 - 47.89%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.0 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $5.9 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2018	3,031,469	$5.93
Granted	542,450	$2.57
Vested	(1,144,831)	$6.07
Forfeited	(10,613)	$2.91
Unvested - September 30, 2019	2,418,475	$5.12

At September 30, 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $6.7 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.5 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2018	7,160,861	$6.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(93,269)	$5.47
Outstanding - September 30, 2019	7,067,592	$6.52

Eligible for exercise	6,613,099	$6.59
At September 30, 2019, the intrinsic value and weighted average remaining life of the Company's outstanding options were zero and approximately 5.5 years, and intrinsic value and weighted average remaining life of the Company's exercisable options were zero and approximately 5.4 years.

At September 30, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $0.8 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.4 years. There are 454,493 unvested stock options expected to vest, with a weighted average remaining life of 7.3 years, a weighted average exercise price of $5.46, and an intrinsic value of zero.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2019	December 31, 2018
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	14,000

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

For the nine months ended September 30, 2019, 193,229 and 21,740 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.6 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the nine months ended September 30, 2019 and 2018, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2019

Declaration Date	March 31, 2019	June 30, 2019	September 30, 2019
Holders of Record Date	March 31, 2019	June 30, 2019	September 30, 2019
Payment Date	April 15, 2019	July 15, 2019	October 15, 2019
Total Dividend	$0.2	$0.2	$0.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2018

Declaration Date	March 31, 2018	June 30, 2018	September 30, 2018
Holders of Record Date	March 31, 2018	June 30, 2018	September 30, 2018
Payment Date	April 16, 2018	July 16, 2018	October 15, 2018
Total Dividend	$0.5	$0.5	$0.5

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized $0.6 million and $1.0 million of expenses under the Services Agreement for each of the three months ended September 30, 2019 and 2018, respectively. The Company recognized $2.5 million and $2.9 million for each of the nine months ended September 30, 2019 and 2018, respectively.

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

For each of the three months ended September 30, 2019 and 2018, GMSL recognized $3.0 million, of expenses for transactions with Fugro. For the nine months ended September 30, 2019 and 2018, GMSL recognized $8.3 million and $7.1 million, respectively, of expenses for transactions with Fugro.

For the nine months ended September 30, 2019 and 2018, GMSL recognized $0.8 million and zero, respectively, of revenues.

The parent company of GMSL, GMH, incurred management fees of $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million for each of the nine months ended September 30, 2019 and 2018.

GMSL also has transactions with several of their equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$2.6	$5.7	$5.6	$13.3
Operating expenses	$0.1	$0.3	$0.8	$1.4
Interest expense	$0.3	$0.3	$0.8	$1.0
Dividends	$1.9	$21.9	$3.0	$24.3

	September 30, 2019	December 31, 2018
Accounts receivable	$1.8	$5.0
Long-term obligations	$23.6	$28.5
Accounts payable	$0.1	$2.2

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $0.5 million and $1.3 million in services for the three and nine months ended September 30, 2019, respectively.

In June 2019, R2 converted its secured convertible note with Blossom Innovation, LLC into shares of R2 preferred equity.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Operating Segment and Related Information

The Company currently has two primary reportable geographic segments - United States and United Kingdom. The Company has eight reportable operating segments based on management’s organization of the enterprise - Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting, Other, and a Non-operating Corporate segment. Net revenue and long-lived assets by geographic segment are reported on the basis of where the entity is domiciled. All inter-segment revenues are eliminated. The Company's revenue concentrations of 10% and greater are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2019	2018	2019	2018
Customer A	Telecommunications	*	11.6%	*	11.4%
* Less than 10% revenue concentration
Summary information with respect to the Company’s geographic and operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenue by Geographic Region
United States	$419.3	$450.2	$1,329.8	$1,285.6
United Kingdom	46.3	45.1	127.3	146.8
Other	10.1	6.1	28.6	19.4
Total	$475.7	$501.4	$1,485.7	$1,451.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue
Construction	$168.4	$195.3	$556.2	$531.2
Marine Services	48.2	44.8	130.0	149.9
Energy	8.7	4.6	19.3	16.2
Telecommunications	162.2	187.8	507.0	580.6
Insurance	80.4	77.2	251.3	161.1
Broadcasting	10.0	12.0	29.8	33.7
Other	—	0.3	—	3.7
Eliminations (*)	(2.2)	(20.6)	(7.9)	(24.6)
Total net revenue	$475.7	$501.4	$1,485.7	$1,451.8
(*)The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2019 and 2018 which are related to entities under common control which are eliminated or are reclassified in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from operations
Construction	$12.4	$12.5	$34.3	$30.3
Marine Services	2.2	(8.5)	(4.6)	(8.5)
Energy	0.4	(0.4)	(0.3)	0.5
Telecommunications	(0.4)	1.3	0.4	3.4
Insurance	10.6	7.5	75.9	14.5
Life Sciences	(3.0)	(2.2)	(6.6)	(12.0)
Broadcasting	(3.8)	(5.3)	(8.8)	(21.4)
Other	—	(1.0)	—	(2.4)
Non-operating Corporate	(6.6)	(7.6)	(20.3)	(23.4)
Eliminations (*)	(2.2)	(20.6)	(7.9)	(24.6)
Total income (loss) from operations	$9.6	$(24.3)	$62.1	$(43.6)
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2019 and 2018 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from operations	$9.6	$(24.3)	$62.1	$(43.6)
Interest expense	(24.0)	(17.5)	(69.3)	(54.0)
Gain on sale and deconsolidation of subsidiary	—	3.0	—	105.1
Income from equity investees	0.3	8.1	1.5	13.7
Gain on bargain purchase	—	109.1	1.1	109.1
Other income, net	6.8	63.9	5.4	64.0
(Loss) income from continuing operations	(7.3)	142.3	0.8	194.3
Income tax (expense) benefit	(1.0)	9.2	(6.2)	(1.9)
Net (loss) income	(8.3)	151.5	(5.4)	192.4
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	1.2	2.0	4.9	(18.6)
Net (loss) income attributable to HC2 Holdings, Inc.	(7.1)	153.5	(0.5)	173.8
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.4)	2.1
Net (loss) income attributable to common stock and participating preferred stockholders	$(7.5)	$152.8	$(0.1)	$171.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and Amortization
Construction	$3.9	$1.9	$11.8	$5.0
Marine Services	6.4	6.9	19.4	20.1
Energy	2.0	1.4	4.9	4.1
Telecommunications	0.1	0.1	0.3	0.3
Insurance (*)	(5.7)	(4.8)	(18.2)	(7.1)
Life Sciences	—	—	0.1	0.1
Broadcasting	1.8	0.7	4.7	2.3
Other	—	—	—	0.1
Non-operating Corporate	0.1	—	0.1	0.1
Total	$8.6	$6.2	$23.1	$25.0
(*) Balance includes amortization of negative VOBA, which increases net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capital Expenditures (*)
Construction	$1.4	$6.6	$6.8	$10.8
Marine Services	2.7	4.7	10.9	18.8
Energy	0.1	0.3	0.4	1.5
Telecommunications	—	—	—	0.1
Insurance	0.4	—	0.6	0.3
Life Sciences	0.1	—	0.1	0.1
Broadcasting	3.5	0.5	8.6	0.7
Total	$8.2	$12.1	$27.4	$32.3
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2019	December 31, 2018
Investments
Construction	$0.9	$0.9
Marine Services	63.0	58.3
Insurance	4,361.1	3,821.4
Life Sciences	22.9	16.3
Other	2.6	5.6
Eliminations	(101.5)	(80.5)
Total	$4,349.0	$3,822.0

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	September 30, 2019	December 31, 2018
Property, plant and equipment, net
United States	$218.5	$178.2
United Kingdom	182.9	192.7
Other	4.4	5.4
Total	$405.8	$376.3

	September 30, 2019	December 31, 2018
Total Assets
Construction	$508.7	$537.9
Marine Services	378.4	368.6
Energy	120.4	77.6
Telecommunications	107.9	139.9
Insurance	5,617.7	5,213.1
Life Sciences	32.2	35.6
Broadcasting	255.0	202.8
Other	2.6	5.6
Non-operating Corporate	24.1	9.2
Eliminations	(101.5)	(86.5)
Total	$6,945.5	$6,503.8

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

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2019, due to the results of operations being a loss from continuing operations, net of tax.

The following potential weighted common shares were excluded from diluted EPS for the three and nine months ended September 30, 2018 as the shares were antidilutive: 2,019,972 for outstanding warrants to purchase the Company's stock and 4,787,602 for convertible preferred stock.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stock and participating preferred stockholders	$(7.5)	$152.8	$(0.1)	$171.7
Earnings allocable to common shares:

Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average common stock outstanding	45.7	44.3	45.4	44.2
Unvested restricted stock	0.6	0.4	0.5	0.3
Preferred stock (as-converted basis)	2.1	4.8	2.1	4.8
Total	48.4	49.5	48.0	49.3
Percentage of loss allocated to:
Common stock	94.4%	89.5%	94.6%	89.6%
Unvested restricted stock	1.2%	0.8%	1.0%	0.7%
Preferred stock	4.4%	9.7%	4.4%	9.7%

Net (loss) income attributable to common stock, basic	$(7.1)	$136.7	$(0.1)	$153.8
Distributed and Undistributed earnings to Common Shareholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	0.4	—	0.3
Income from the dilutive impact of subsidiary securities	—	—	—	—
Net (loss) income attributable to common stock, diluted	$(7.1)	$137.1	$(0.1)	$154.1

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	45.7	44.3	45.4	44.2
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	1.9	—	1.4
Weighted average common shares outstanding - diluted	45.7	46.2	45.4	45.6

Net (loss) income attributable to participating security holders - Basic	$(0.16)	$3.09	$—	$3.48
Net (loss) income attributable to participating security holders - Diluted	$(0.16)	$2.97	$—	$3.38

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Subsequent Events

On October 24, 2019, our Broadcasting segment completed the issuance of $78.7 million of new notes. The net proceeds from the financing will be used to retire HC2 Broadcasting’s existing 8.5% Notes, as well as fund pending acquisitions, working capital and general corporate purposes. The privately placed notes are comprised of a $36.2 million Tranche A piece funded by an affiliate of MSD Partners, L.P., along with a $42.5 million Tranche B piece funded by an institutional lender.  The notes will have a blended PIK coupon rate of 9.6% and mature in October 2020.

On October 30, 2019, our Marine Services segment announced the sale of its stake in Huawei Marine Networks Co., Limited (“HMN”), its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd.  The sale of GMSL's interest values HMN at $285 million, and GMSL's 49% stake at approximately $140.0 million.

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

Recent Developments

Acquisitions and Dispositions

Marine Services

On October 30, 2019, our Marine Services segment announced the sale of its stake in Huawei Marine Networks Co., Limited (“HMN”), its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd.  The equity investment in HMN has contributed $12.3 million and $12.7 million in equity method income for the nine months ended September 30, 2018 and year ended December 31, 2018, respectively.  In the current period, GMSL recorded a $0.2 million loss and income of $2.4 million in equity method income for the three and nine months ended September 30, 2019, respectively, for its stake in HMN. The sale of GMSL's interest values HMN at $285 million, and GMSL's 49% stake at approximately $140 million.
Energy
On June 14, 2019, ANG acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. ANG’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country.

Broadcasting

During the nine months ended September 30, 2019 HC2 Broadcasting acquired a series of licenses for a total cash consideration of $16.1 million.

Life Sciences

On September 16, 2019, Pansend received an cash payment of $13.3 million, which was previously held in an escrow, from the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. HC2 received a cash payment of $9.8 million from the release of the escrow.

Equity Transactions

Life Sciences

On July 31, 2019, MediBeacon entered into a definitive agreement with Huadong Medicine, a publicly traded company on the Shenzhen Stock Exchange, providing exclusive rights to MediBeacon’s portfolio of assets in Greater China.  Huadong Medicine is now responsible to fund the clinical trials, commercial and regulatory activities in 25 Asian countries, including Greater China (PRC Mainland China, Hong Kong, Macau, Taiwan), Thailand, Vietnam, Indonesia, Philippines and Singapore. Under terms of the agreement, MediBeacon received an initial $15.0 million equity payment at a pre-money valuation of $300.0 million and will receive a second $15.0 million equity payment upon achieving US FDA approval for its TGFR Measurement System at a pre-money valuation of $400.0 million. Huadong Medicine will fund all commercial and regulatory activities in Greater China and select Asian countries. In addition, MediBeacon will receive royalty payments on net sales in the specified countries. As part of this transaction, Richard B. Dorshow, PhD, Chief Scientific Officer and Co-Founder of MediBeacon Inc., will assume the role of Special Scientific Advisor to Huadong Medicine.

Debt Obligations

Marine Services

In June 2019, GMSL refinanced the Shawbrook loan, increasing the principal balance to £17.0 million, or approximately $21.6 million, and extending the maturity to June 2020.

Energy

In June 2019, ANG entered into a term loan with M&T bank for $28.0 million. The loan bears variable interest annually at LIBOR plus 3.00% and matures in 2023. The term loan was used to finance the acquisition of ampCNG stations.

Life Sciences

In June 2019, R2 converted a portion of the $1.7 million secured convertible notes into shares of R2 preferred equity. The remaining portion was repaid.

Broadcasting

During the nine months ended September 30, 2019, HC2 Broadcasting issued an additional $29.7 million of 8.5% notes (the "8.5% Notes") and the maturity dates of the 8.5% Notes were extended to October 31, 2019. A portion of the net proceeds from the additional 8.5% Notes were used to pay down existing debt and fund acquisitions and capital expenditures.

On October 24, 2019, our Broadcasting segment completed the issuance of $78.7 million of new notes. The net proceeds from the financing will be used to retire HC2 Broadcasting’s existing 8.5% Notes, as well as fund pending acquisitions, working capital and general corporate purposes.

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

Dividends

HC2 received $13.5 million in dividends from its Construction segment during the nine months ended September 30, 2019.

HC2 received $4.3 million in dividends from its Telecommunications segment during the nine months ended September 30, 2019.

HC2 received $2.6 million and $7.4 million in net management fees during the three and nine months ended September 30, 2019, respectively, related to fees earned in the fourth quarter of 2018 and first half of 2019.

Tax Sharing Agreement

Under a tax sharing agreement, the Construction segment reimburses HC2 for use of its net operating losses. During the nine months ended September 30, 2019, HC2 received $10.0 million from its Construction segment under this tax sharing agreement.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.

Results of Operations

Presented below is a table that summarizes our results of operations and a comparison of the change between the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue
Construction	$168.4	$195.3	$(26.9)	$556.2	$531.2	$25.0
Marine Services	48.2	44.8	3.4	130.0	149.9	(19.9)
Energy	8.7	4.6	4.1	19.3	16.2	3.1
Telecommunications	162.2	187.8	(25.6)	507.0	580.6	(73.6)
Insurance	80.4	77.2	3.2	251.3	161.1	90.2
Broadcasting	10.0	12.0	(2.0)	29.8	33.7	(3.9)
Other	—	0.3	(0.3)	—	3.7	(3.7)
Eliminations (1)	(2.2)	(20.6)	18.4	(7.9)	(24.6)	16.7
Total net revenue	475.7	501.4	(25.7)	1,485.7	1,451.8	33.9

Income (loss) from operations
Construction	$12.4	$12.5	$(0.1)	$34.3	$30.3	$4.0
Marine Services	2.2	(8.5)	10.7	(4.6)	(8.5)	3.9
Energy	0.4	(0.4)	0.8	(0.3)	0.5	(0.8)
Telecommunications	(0.4)	1.3	(1.7)	0.4	3.4	(3.0)
Insurance	10.6	7.5	3.1	75.9	14.5	61.4
Life Sciences	(3.0)	(2.2)	(0.8)	(6.6)	(12.0)	5.4
Broadcasting	(3.8)	(5.3)	1.5	(8.8)	(21.4)	12.6
Other	—	(1.0)	1.0	—	(2.4)	2.4
Non-operating Corporate	(6.6)	(7.6)	1.0	(20.3)	(23.4)	3.1
Eliminations (1)	(2.2)	(20.6)	18.4	(7.9)	(24.6)	16.7
Total income (loss) from operations	9.6	(24.3)	33.9	62.1	(43.6)	105.7

Interest expense	(24.0)	(17.5)	(6.5)	(69.3)	(54.0)	(15.3)
Gain on sale and deconsolidation of subsidiary	—	3.0	(3.0)	—	105.1	(105.1)
Income from equity investees	0.3	8.1	(7.8)	1.5	13.7	(12.2)
Gain on bargain purchase	—	109.1	(109.1)	1.1	109.1	(108.0)
Other income, net	6.8	63.9	(57.1)	5.4	64.0	(58.6)
(Loss) income from continuing operations	(7.3)	142.3	(149.6)	0.8	194.3	(193.5)
Income tax (expense) benefit	(1.0)	9.2	(10.2)	(6.2)	(1.9)	(4.3)
Net (loss) income	(8.3)	151.5	(159.8)	(5.4)	192.4	(197.8)
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	1.2	2.0	(0.8)	4.9	(18.6)	23.5
Net (loss) income attributable to HC2 Holdings, Inc.	(7.1)	153.5	(160.6)	(0.5)	173.8	(174.3)
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.7	(0.3)	(0.4)	2.1	(2.5)
Net (loss) income attributable to common stock and participating preferred stockholders	$(7.5)	$152.8	$(160.3)	$(0.1)	$171.7	$(171.8)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2019 and 2018, which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended September 30, 2019 decreased $25.7 million to $475.7 million from $501.4 million for the three months ended September 30, 2018. The decrease was primarily driven by a decline in revenue from our Construction segment, driven by our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial projects that are now at or near completion in the current period, partially offset by new revenues from DBMG’s acquisition of GrayWolf, our industrial construction, maintenance and fabrication business, which was acquired late in the fourth quarter of 2018. Adding to the decrease was our Telecommunication segment attributed to changes in our customer mix, fluctuations in wholesale voice termination volumes and market pressures, which resulted in a decline in revenue contribution. This was partially offset by an increase in our Insurance segment, net of eliminations, driven primarily by the KIC acquisition, which contributed additional net investment income and premiums, and a rotation into higher yielding investments, particularly mortgage loans and preferred stocks, and from higher average invested fixed maturity securities and mortgage loans.

Net revenue for the nine months ended September 30, 2019 increased $33.9 million to $1,485.7 million from $1,451.8 million for the nine months ended September 30, 2018. The increase in revenue was driven by improvements in our Insurance and Construction segments. The increase in the Insurance segment, net of eliminations, was driven by the incremental net investment income and policy premiums from the KIC block acquisition and higher net investment income from the legacy CGI block driven by both the growth and mix of the investment portfolio, including a rotation into additional fixed rate assets. The increase in our Construction segment was primarily driven by DBMG’s acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018. These increases were partially offset by a decrease in our Telecommunication segment, which can be attributed to changes in our customer mix, fluctuations in wholesale traffic volumes, and market pressures, and our Marine Services segment, driven by a decrease in the number and scale of GMSL projects under execution for cable installation and repair work in the offshore renewables, power utility and telecom end markets.

Income (loss) from operations: Income (loss) from operations for the three months ended September 30, 2019 increased $33.9 million to income of $9.6 million from a loss of $24.3 million for the three months ended September 30, 2018. The increase in income from operations was primarily driven by our Insurance segment, net of eliminations, due to the KIC acquisition, which contributed additional net investment income and premiums, net of additional policy benefits paid to policy holders, changes in reserves, and commissions. Further improvements to our comparable income from operations was the result of lower losses at our Marine Services segment driven by an increase in the scale of telecom cable installation projects, higher than expected costs on a certain offshore power construction project in the comparable period, and decreases in unutilized vessel costs.

Income (loss) from operations for the nine months ended September 30, 2019 increased $105.7 million to income of $62.1 million from a loss of $43.6 million for the nine months ended September 30, 2018. The increase in income from operations was primarily driven by our Insurance segment, net of eliminations, due to the KIC acquisition, which contributed additional net investment income and premiums, net of additional policy benefits paid to policy holders, changes in reserves, and commissions. Further improvements to our comparable income from operations was the result of lower losses at our Broadcasting segment, mainly driven by cost cutting measures that resulted in a decrease in headcount and a decrease in associated compensation and overhead expenses.

Interest expense: Interest expense for the three months ended September 30, 2019 increased $6.5 million to $24.0 million from $17.5 million for the three months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 increased $15.3 million to $69.3 million from $54.0 million for the nine months ended September 30, 2018. The increases were largely attributable to the additional interest and amortization of deferred financing fees driven by an increase in the aggregate principal amount of debt at our Non-operating Corporate and Construction segments.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary was zero and $3.0 million for the three months ended September 30, 2019 and 2018, respectively. The change was driven by the deconsolidation of 704Games.

Gain on sale and deconsolidation of subsidiary was zero and $105.1 million for the nine months ended September 30, 2019 and 2018, respectively. The change was attributable to the Life Sciences segment sale of BeneVir in the second quarter of 2018 and the deconsolidation of 704Games.

Income from equity investees: Income from equity investees for the three months ended September 30, 2019 decreased $7.8 million to income of $0.3 million from income of $8.1 million for the three months ended September 30, 2018. The decrease was largely due to lower equity method income recorded from our equity investment in HMN driven by comparatively stronger results in the prior period. Adding to the decline were increased losses in our equity investment in Medibeacon, due to the timing of clinical trials.

Income (loss) from equity investees for the nine months ended September 30, 2019 decreased $12.2 million to income of $1.5 million from income of $13.7 million for the nine months ended September 30, 2018. The decreases were largely due to lower equity method income recorded from our equity investment in HMN and S.B. Submarine Systems ("SBSS"), driven by comparatively stronger results in the prior period.

Gain on bargain purchase: Gain on bargain purchase was zero and $1.1 million for the three and nine months ended September 30, 2019, and $109.1 million for the three and nine months ended September 30, 2018. The change was attributable to the Insurance segment's acquisition of KIC. The gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance and a corresponding deferred tax position.

Other income, net: Other income, net for the three months ended September 30, 2019 decreased $57.1 million to $6.8 million from $63.9 million for the three months ended September 30, 2018. Other income, net for the nine months ended September 30, 2019 decreased $58.6 million to $5.4 million from $64.0 million for the nine months ended September 30, 2018. The decreases were driven by the establishment of estimate contingent liabilities, the $44.2 million gain in 2018, which established the Inseego investment to the fair value method of accounting, and the $17.7 million reinsurance recapture gain in 2018 by our Insurance Segment. This was partially offset by gains at our Life Sciences segment, driven by the Medibeacon equity transaction in the third quarter of 2019, and by current period gains on the embedded derivative related to the Company's Convertible Senior Notes issued in the fourth quarter of 2018.

Income tax (expense) benefit: Income tax was an expense of $1.0 million and a benefit of $9.2 million for the three months ended September 30, 2019 and 2018, respectively. The income tax expense recorded for the three months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. The income tax benefit recorded for the three months ended September 30, 2018 relates to the Insurance segment’s acquisition of Humana’s long term care business, Kanawha Insurance Company. The combined insurance entity projected a net operating loss for the year due to deductions for actuarial reserve strengthening. Income tax expense previously recorded was reversed in the period resulting in a benefit.

Income tax expense was $6.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense recorded for the nine months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for September 30, 2018 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, previously recorded tax expense had been reversed as a result of the Insurance segment’s acquisition of Humana’s long term care business, Kanawha Insurance Company. The combined insurance entity projected a net operating loss for the year due to deductions for the actuarial reserve strengthening. No additional income tax benefit for the combined insurance entity was recorded as it was in a cumulative loss position and a valuation allowance continued to be maintained against its deferred tax assets. The income tax expense generated from the sale of BeneVir was offset by tax attributes for which a valuation allocation had been recorded. No benefit was recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

Preferred stock and deemed dividends: Preferred stock and deemed dividends for the three months ended September 30, 2019 decreased $0.3 million to $0.4 million compared to $0.7 million for the three months ended September 30, 2018. There was a decrease Preferred Stock dividends, as Preferred Stock dividends to our Insurance segment are eliminated in consolidation.

Preferred stock and deemed dividends for the nine months ended September 30, 2019 decreased $2.5 million to a gain of $0.4 million compared to a loss of $2.1 million for the nine months ended September 30, 2018. The decrease was driven by the Insurance segment's purchase of 10,000 shares of the Company's Series A-2 Preferred Stock, in the first quarter of 2019, at a $1.7 million discount. This was partially offset by a decrease in Preferred Stock dividends, as Preferred Stock dividends to our Insurance segment are eliminated in consolidation.

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

Construction Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$168.4	$195.3	$(26.9)	$556.2	$531.2	$25.0

Cost of revenue	130.8	166.5	(35.7)	448.9	451.3	(2.4)
Selling, general and administrative	21.3	15.2	6.1	61.3	44.8	16.5
Depreciation and amortization	3.9	1.9	2.0	11.8	5.0	6.8
Other operating (income)	—	(0.8)	0.8	(0.1)	(0.2)	0.1
Income from operations	$12.4	$12.5	$(0.1)	$34.3	$30.3	$4.0

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net revenue: Net revenue from our Construction segment for the three months ended September 30, 2019 decreased $26.9 million to $168.4 million from $195.3 million for the three months ended September 30, 2018. The decrease was primarily driven by a decline in revenue from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial projects that are now at or near completion in the current period. This was partially offset by new revenues from DBMG’s acquisition of GrayWolf, our industrial construction, maintenance and fabrication business, which was acquired late in the fourth quarter of 2018.

Net revenue from our Construction segment for the nine months ended September 30, 2019 increased $25.0 million to $556.2 million from $531.2 million for the nine months ended September 30, 2018. The increase was primarily driven by DBMG’s acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018, and from higher revenues from our construction modeling and detailing business as a result of an increase in project work. This was partially offset by lower revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended September 30, 2019 decreased $35.7 million to $130.8 million from $166.5 million for the three months ended September 30, 2018. Cost of revenue from our Construction segment for the nine months ended September 30, 2019 decreased $2.4 million to $448.9 million from $451.3 million for the nine months ended September 30, 2018. The decreases were primarily driven by the timing of project activity on certain large commercial construction projects that are now at or near completion in the current period, partially offset by increases as a result of the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Selling, general and administrative: Selling, general and administrative expenses from our Construction segment for the three months ended September 30, 2019 increased $6.1 million to $21.3 million from $15.2 million for the three months ended September 30, 2018. Selling, general and administrative expenses from our Construction segment for the nine months ended September 30, 2019 increased $16.5 million to $61.3 million from $44.8 million for the nine months ended September 30, 2018. The increases were primarily due to headcount-driven increases in salary and benefits as a result of the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended September 30, 2019 increased $2.0 million to $3.9 million from $1.9 million for the three months ended September 30, 2018. Depreciation and amortization from our Construction segment for the nine months ended September 30, 2019 increased $6.8 million to $11.8 million from $5.0 million for the nine months ended September 30, 2018. The increases were largely due to the additional amortization of intangible assets obtained in the acquisition of GrayWolf in the fourth quarter of 2018.

Marine Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$48.2	$44.8	$3.4	$130.0	$149.9	$(19.9)

Cost of revenue	35.7	41.7	(6.0)	99.5	125.7	(26.2)
Selling, general and administrative	3.7	4.9	(1.2)	15.7	15.4	0.3
Depreciation and amortization	6.4	6.9	(0.5)	19.4	20.1	(0.7)
Other operating expense (income)	0.2	(0.2)	0.4	—	(2.8)	2.8
Income (loss) from operations	$2.2	$(8.5)	$10.7	$(4.6)	$(8.5)	$3.9

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net revenue: Net revenue from our Marine Services segment for the three months ended September 30, 2019 increased $3.4 million to $48.2 million from $44.8 million for the three months ended September 30, 2018. The increase was primarily driven by an increase in the scale of telecom cable installation projects over the comparable period, which was partially offset by a decrease in project work in the offshore renewables end markets.

Net revenue from our Marine Services segment for the nine months ended September 30, 2019 decreased $19.9 million to $130.0 million from $149.9 million for the nine months ended September 30, 2018. The decrease in revenues was primarily driven by a decline in the number and scale of GMSL projects under execution across most of the company's service lines, including power cable repair and installation work in the offshore renewables, offshore power construction and telecom end markets due to fluctuations in backlog mix. Additionally, there was a decrease in telecom maintenance zone revenues attributed to a lower volume of cable repair work when compared to the prior year.

Cost of revenue: Cost of revenue from our Marine Services segment for the three months ended September 30, 2019 decreased $6.0 million to $35.7 million from $41.7 million for the three months ended September 30, 2018. The decrease was primarily driven by higher than expected costs on a certain offshore power construction project in the comparable period that were unrepeated as well as from a change in the mix of cable installation project work under execution, and decreases in unutilized vessel costs.

Cost of revenue from our Marine Services segment for the nine months ended September 30, 2019 decreased $26.2 million to $99.5 million from $125.7 million for the nine months ended September 30, 2018. The decreases were primarily driven by the decreases in revenues, higher than expected costs on a certain offshore power construction project in the comparable period that were unrepeated, and decreases in unutilized vessel costs.

Selling, general and administrative: Selling, general and administrative expenses from our Marine Services segment for the three months ended September 30, 2019 decreased $1.2 million to $3.7 million from $4.9 million for the three months ended September 30, 2018. The decrease was primarily driven by a release of bad debt expense in the current period due to a favorable receivable settlement during the quarter, offset in part by increased professional fees primarily related to the ongoing strategic process.

Selling, general and administrative expenses from our Marine Services segment for the nine months ended September 30, 2019 increased $0.3 million to $15.7 million from $15.4 million for the nine months ended September 30, 2018. The increases were primarily due to higher professional fees primarily related to the ongoing strategic process. This was mostly offset by a reversal of an accrual of bad debt expense in the current period due to a favorable receivable settlement during the quarter.

Other operating income: There was no Other operating income in the current period versus $2.8 million for the nine months ended September 30, 2018 which was primarily driven by a gain on a sale of a vessel.

Energy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$8.7	$4.6	$4.1	$19.3	$16.2	$3.1

Cost of revenue	5.1	2.7	2.4	11.6	8.4	3.2
Selling, general and administrative expenses	1.3	0.9	0.4	3.2	3.2	—
Depreciation and amortization	2.0	1.4	0.6	4.9	4.1	0.8
Other operating (income) expense	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Income (loss) from operations	$0.4	$(0.4)	$0.8	$(0.3)	$0.5	$(0.8)

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net revenue: Net revenue from our Energy segment for the three months ended September 30, 2019 increased $4.1 million to $8.7 million from $4.6 million for the three months ended September 30, 2018. Net revenue from our Energy segment for the nine months ended September 30, 2019 increased $3.1 million to $19.3 million from $16.2 million for the nine months ended September 30, 2018. The increases were primarily driven by higher volume-related revenues driven by the recent acquisition of the ampCNG stations and growth in CNG sales volumes across ANG's remaining fueling stations. The increases were partially offset by decreases in income recognized from renewable energy tax credits for the nine months ended September 30, 2019 related to the sale of RNG.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended September 30, 2019 increased $2.4 million to $5.1 million from $2.7 million for the three months ended September 30, 2018. Cost of revenue from our Energy segment for the nine months ended September 30, 2019 increased $3.2 million to $11.6 million from $8.4 million for the nine months ended September 30, 2018. The increases were due to higher commodity and utility costs driven by the acquisition of ampCNG stations and the overall growth in volumes of gasoline gallons delivered, partially offset by a reduction in fueling station operating expenses versus the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Energy segment for the three months ended September 30, 2019 increased $0.4 million to $1.3 million from $0.9 million for the three months ended September 30, 2018. The increase was primarily due to headcount-driven increases in salary and benefits as a result of the acquisition of the ampCNG stations, which were acquired late in the second quarter of 2019.

Selling, general and administrative expenses from our Energy segment remained flat at $3.2 million for the nine months ended September 30, 2019 and nine months ended September 30, 2018. Despite an increase due to headcount-driven increases in salary and benefits as a result of the acquisition of ampCNG stations, which were acquired late in the second quarter of 2019, the increase was offset by a one-time expense in the prior year related to the abandonment of a station development project.

Telecommunications Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$162.2	$187.8	$(25.6)	$507.0	$580.6	$(73.6)

Cost of revenue	159.8	184.1	(24.3)	498.5	569.5	(71.0)
Selling, general and administrative	1.8	2.3	(0.5)	6.4	7.5	(1.1)
Depreciation and amortization	0.1	0.1	—	0.3	0.2	0.1
Other operating expense	0.9	—	0.9	1.4	—	1.4
(Loss) income from operations	$(0.4)	$1.3	$(1.7)	$0.4	$3.4	$(3.0)

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net revenue: Net revenue from our Telecommunications segment for the three months ended September 30, 2019 decreased $25.6 million to $162.2 million from $187.8 million for the three months ended September 30, 2018. Net revenue from our Telecommunications segment for the nine months ended September 30, 2019 decreased $73.6 million to $507.0 million from $580.6 million for the nine months ended September 30, 2018. The decreases can be attributed to changes in our customer mix, fluctuations in wholesale voice termination volumes and market pressures, which resulted in a decline in revenue contribution.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended September 30, 2019 decreased $24.3 million to $159.8 million from $184.1 million for the three months ended September 30, 2018. Cost of revenue from our Telecommunications segment for the nine months ended September 30, 2019 decreased $71.0 million to $498.5 million from $569.5 million for the nine months ended September 30, 2018. The decreases were directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributed to market pressures on call termination rates.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the three months ended September 30, 2019 decreased $0.5 million to $1.8 million from $2.3 million for the three months ended September 30, 2018. Selling, general and administrative expenses from our Telecommunications segment for the nine months ended September 30, 2019 decreased $1.1 million to $6.4 million from $7.5 million for the nine months ended September 30, 2018. The decreases were primarily due to a decrease in compensation expense due to headcount decreases, reductions in professional fees incurred and reductions in bad debt expense.

Other operating expense: Other operating expense from our Telecommunications segment for the three months ended September 30, 2019 increased $0.9 million to expense of $0.9 million from zero for the three months ended September 30, 2018. Other operating expense from our Telecommunications segment for the nine months ended September 30, 2019 increased $1.4 million to expense of $1.4 million from zero for the nine months ended September 30, 2018. The increases in expense were driven by impairment of goodwill as a result of declining performance at the segment.

Insurance Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Life, accident and health earned premiums, net	$28.8	$25.4	$3.4	$88.7	$65.3	$23.4
Net investment income	53.5	31.7	21.8	159.0	68.8	90.2
Net realized and unrealized (losses) gains on investments	(1.9)	20.1	(22.0)	3.6	27.0	(23.4)
Net revenue	80.4	77.2	3.2	251.3	161.1	90.2
Policy benefits, changes in reserves, and commissions	66.1	66.4	(0.3)	166.8	134.0	32.8
Selling, general and administrative	9.4	8.1	1.3	26.8	19.7	7.1
Depreciation and amortization	(5.7)	(4.8)	(0.9)	(18.2)	(7.1)	(11.1)
Income from operations (1)	$10.6	$7.5	$3.1	$75.9	$14.5	$61.4
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended September 30, 2019 increased $3.4 million to $28.8 million from $25.4 million for the three months ended September 30, 2018. Life, accident and health earned premiums, net from our Insurance segment for the nine months ended September 30, 2019 increased $23.4 million to $88.7 million from $65.3 million for the nine months ended September 30, 2018. The increases were primarily due to the premiums generated, net of reinsurance, from the acquisition of KIC in August 2018.

Net investment income: Net investment income from our Insurance segment for the three months ended September 30, 2019 increased $21.8 million to $53.5 million from $31.7 million for the three months ended September 30, 2018. Net investment income from our Insurance segment for the nine months ended September 30, 2019 increased $90.2 million to $159.0 million from $68.8 million for the nine months ended September 30, 2018. The increases in net investment income were primarily due to the income generated from the assets acquired in the KIC acquisition, higher average invested assets as a result of the reinvestment of premiums and investment income received, and, to a lesser extent, rotation into additional fixed rate assets

Net realized and unrealized (losses) gains on investments: Net realized and unrealized (losses) gains on investments from our Insurance segment for the three months ended September 30, 2019 decreased $22.0 million to a loss of $1.9 million from income of $20.1 million for the three months ended September 30, 2018. Net realized and unrealized (losses) gains on investments from our Insurance segment for the nine months ended September 30, 2019 decreased $23.4 million to income of $3.6 million from $27.0 million for the nine months ended September 30, 2018. The decreases were predominantly driven by gains recorded in the comparable period on our investment in Inseego Corporation.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the nine months ended September 30, 2019 increased $32.8 million to $166.8 million from $134.0 million for the nine months ended September 30, 2018. The increase was primarily driven by KIC, which generated policy benefits, changes in reserves, and commissions in the current year but was not present in the prior period due to the timing of the acquisition in August 2018. This was partially offset by current period reserve releases driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claim incidences and termination rates and estimates of benefits on open claims.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended September 30, 2019 increased $1.3 million to $9.4 million from $8.1 million for the three months ended September 30, 2018. Selling, general and administrative expenses from our Insurance segment for the nine months ended September 30, 2019 increased $7.1 million to $26.8 million from $19.7 million for the nine months ended September 30, 2018. The increases were driven by increases in headcount, legal, consulting, and transition service agreement fees associated with the acquisition of KIC.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended September 30, 2019 increased $0.9 million to $5.7 million from $4.8 million for the three months ended September 30, 2018. Depreciation and amortization from our Insurance segment for the nine months ended September 30, 2019 increased $11.1 million to $18.2 million from $7.1 million for the nine months ended September 30, 2018. The increases were driven by the increase in negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Selling, general and administrative	$3.0	$2.2	$0.8	$6.4	$11.9	$(5.5)
Depreciation and amortization	—	—	—	0.1	0.1	—
Other operating income	—	—	—	0.1	—	0.1
Loss from operations	$(3.0)	$(2.2)	$(0.8)	$(6.6)	$(12.0)	$5.4

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended September 30, 2019 increased $0.8 million to $3.0 million from $2.2 million for the three months ended September 30, 2018. The increase was primarily driven by R2 Dermatology, which recently received funding through an equity investment. The proceeds are being utilized to ramp research and development expenses for the next phase of product development. In the comparable period, clinical and research and development costs had been reduced as R2 was in-between development activities.

Selling, general and administrative expenses from our Life Sciences segment for the nine months ended September 30, 2019 decreased $5.5 million to $6.4 million from $11.9 million for the nine months ended September 30, 2018. The decrease was driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense in the prior period related to the performance of the segment, a reduction in costs associated with the sale of BeneVir in the second quarter of 2018, and a reduction in losses related to R2 attributed to the timing of clinical and research and development costs.

Broadcasting

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net revenue	$10.0	$12.0	$(2.0)	$29.8	$33.7	$(3.9)

Cost of revenue	5.6	7.5	(1.9)	17.4	21.4	(4.0)
Selling, general and administrative	7.4	9.1	(1.7)	19.4	31.3	(11.9)
Depreciation and amortization	1.8	0.7	1.1	4.7	2.3	2.4
Other operating (income) expense	(1.0)	—	(1.0)	(2.9)	0.1	(3.0)
Loss from operations	$(3.8)	$(5.3)	$1.5	$(8.8)	$(21.4)	$12.6

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net revenue: Net revenue from our Broadcasting segment for the three months ended September 30, 2019 decreased $2.0 million to $10.0 million from $12.0 million for the three months ended September 30, 2018. Net revenue from our Broadcasting segment for the nine months ended September 30, 2019 decreased $3.9 million to $29.8 million from $33.7 million for the nine months ended September 30, 2018. During the second half of 2018, the Broadcasting segment undertook targeted cost cutting measures, primarily at HC2 Network Inc. ("Network") where we exited certain local business operations and made strategic changes to the programming mix. The decreases in net revenue were primarily due to lower local advertising sales as a result of such restructuring efforts.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three months ended September 30, 2019 decreased $1.9 million to $5.6 million from $7.5 million for the three months ended September 30, 2018. Cost of revenue from our Broadcasting segment for the nine months ended September 30, 2019 decreased $4.0 million to $17.4 million from $21.4 million for the nine months ended September 30, 2018. The decreases were primarily driven by a reduction in audience measurement costs as a result of the exit of certain local operations and a decrease in programming costs due to changes in the programming mix, partially offset by higher cost of revenues associated with stations acquired subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three months ended September 30, 2019 decreased $1.7 million to $7.4 million from $9.1 million for the three months ended September 30, 2018. Selling, general and administrative expenses from our Broadcasting segment for the nine months ended September 30, 2019 decreased $11.9 million to $19.4 million from $31.3 million for the nine months ended September 30, 2018. The decreases in selling, general and administrative expenses were primarily due to a reduction at Network, mainly driven by the cost cutting measures discussed above that resulted in lower personnel, occupancy, advertising and other general administrative costs. There were further decreases in selling, general and administrative expenses across the segment due to a reduction in legal expenses from elevated acquisition-related expenses incurred in the prior period. Partially offsetting these decreases were increases in salaries and benefits and occupancy expenses to support the expansion and growth of the national broadcasting platform, as well as research and development costs associated with OTA technology in development.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended September 30, 2019 increased $1.1 million to $1.8 million from $0.7 million for the three months ended September 30, 2018. Depreciation and amortization from our Broadcasting segment for the nine months ended September 30, 2019 increased $2.4 million to $4.7 million from $2.3 million for the nine months ended September 30, 2018. The increases were driven by additional amortization of fixed assets and definite lived intangible assets which were acquired as part of transactions subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Broadcasting segment for the three months ended September 30, 2019 increased $1.0 million to income of $1.0 million from zero for the three months ended September 30, 2018. Other operating (income) expense from our Broadcasting segment for the nine months ended September 30, 2019 increased $3.0 million to income of $2.9 million from expense $0.1 million for the nine months ended September 30, 2018. The increases were driven by reimbursements from the Federal Communications Commission (the “FCC”). The FCC requires certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under full power and Class A licenses and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Selling, general and administrative	$6.5	$7.6	$(1.1)	$20.2	$23.3	$(3.1)
Depreciation and amortization	0.1	—	0.1	0.1	0.1	—
Loss from operations	$(6.6)	$(7.6)	$1.0	$(20.3)	$(23.4)	$3.1

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2019 decreased $1.1 million to $6.5 million from $7.6 million for the three months ended September 30, 2018. Selling, general and administrative expenses from our Non-operating Corporate segment for the nine months ended September 30, 2019 decreased $3.1 million to $20.2 million from $23.3 million for the nine months ended September 30, 2018. The decreases were driven by reductions in professional service fees, bonus expense, and travel and entertainment, partially offset by an increase in employee wage and benefits expenses.

Income from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Construction	$—	$—	$—	$—	$(0.1)	$0.1
Marine Services	1.5	9.1	(7.6)	4.0	16.9	(12.9)
Life Sciences	(1.2)	(0.9)	(0.3)	(2.5)	(3.0)	0.5
Other	—	(0.1)	0.1	—	(0.1)	0.1
Income from equity investees	$0.3	$8.1	$(7.8)	$1.5	$13.7	$(12.2)

Marine Services: Income from equity investees within our Marine Services segment for the three months ended September 30, 2019 decreased $7.6 million to $1.5 million from $9.1 million for the three months ended September 30, 2018. Income from equity investees within our Marine Services segment for the nine months ended September 30, 2019 decreased $12.9 million to $4.0 million from $16.9 million for the nine months ended September 30, 2018. The decreases were principally driven by HMN due to lower revenues on large turnkey projects underway than in the comparable period. Further contributing to the reduction in income were losses at SBSS from lower vessel utilization.

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2019 increased $0.3 million to a loss of $1.2 million from a loss of $0.9 million for the three months ended September 30, 2018. The increase was largely due to higher equity method losses recorded from our investment in MediBeacon due to timing of clinical trials of the pre-pivotal study.

Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2019 decreased $0.5 million to a loss of $2.5 million from a loss of $3.0 million for the nine months ended September 30, 2018. The decrease in loss is largely due to lower equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials and income from the licensing of select patents to third parties which did not occur in the comparable period.

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

(in millions)	Three Months Ended September 30, 2019
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Loss attributable to HC2 Holdings, Inc.									$(7.1)
Less: Net Income attributable to HC2 Holdings Insurance segment									10.5
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(2.1)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$7.0	$2.6	$(0.1)	$(0.3)	$5.6	$(6.2)	$(0.2)	$(23.9)	$(15.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.9	6.4	2.0	0.1	—	1.8	—	0.1	14.3
Depreciation and amortization (included in cost of revenue)	2.2	—	—	—	—	—	—	—	2.2
Amortization of equity method fair value adjustment at acquisition	—	(0.4)	—	—	—	—	—	—	(0.4)
Other operating (income) expense	—	0.2	(0.2)	0.8	—	(0.8)	—	—	—
Gain on sale and deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—
Interest expense	2.3	1.2	1.0	—	—	2.4	—	17.1	24.0
Other (income) expense, net	(0.1)	(1.1)	(0.3)	—	(8.2)	0.9	0.2	2.9	(5.7)
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	—	—	—	—
Net loss on contingent consideration	—	—	—	(0.1)	—	—	—	—	(0.1)
Foreign currency (gain) loss (included in cost of revenue)	—	0.1	—	0.1	—	—	—	—	0.2
Income tax (benefit) expense	2.9	—	—	—	—	—	—	(2.8)	0.1
Noncontrolling interest	0.5	0.9	(0.1)	—	(1.4)	(1.1)	—	—	(1.2)
Bonus to be settled in equity	—	—	—	—	—	—	—	—	—
Share-based payment expense	—	0.5	—	—	—	0.1	—	1.5	2.1
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.7	1.3	—	0.2	—	1.0	—	0.4	3.6
Adjusted EBITDA	$19.4	$11.7	$2.3	$0.8	$(4.0)	$(1.9)	$—	$(4.7)	$23.6

Total Core Operating Subsidiaries	$34.2

(in millions)	Three Months Ended September 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$153.5
Less: Net Income attributable to HC2 Holdings Insurance segment									141.1
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									23.1
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$9.2	$(0.5)	$(0.6)	$1.3	$(2.6)	$(4.7)	$4.5	$(17.3)	$(10.7)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1.9	6.9	1.4	0.1	—	0.8	—	—	11.1
Depreciation and amortization (included in cost of revenue)	1.8	—	—	—	—	—	—	—	1.8
Amortization of equity method fair value adjustment at acquisition	—	(0.4)	—	—	—	—	—	—	(0.4)
Other operating (income) expense	(0.7)	(0.1)	—	—	—	—	—	—	(0.8)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	—	—	(1.5)	—	(1.5)
Interest expense	0.6	1.2	0.4	—	—	0.5	—	14.6	17.3
Other (income) expense, net	(2.0)	(0.2)	0.1	—	—	0.4	(3.6)	1.5	(3.8)
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	—	—	—	—
Net loss on contingent consideration	—	—	—	—	—	—	—	—	—
Foreign currency (gain) loss (included in cost of revenue)	—	0.2	—	—	—	—	—	—	0.2
Income tax (benefit) expense	3.8	0.1	—	—	—	—	—	(6.4)	(2.5)
Noncontrolling interest	0.8	—	(0.3)	—	(0.5)	(1.5)	(0.4)	—	(1.9)
Bonus to be settled in equity	—	—	—	—	—	—	—	0.2	0.2
Share-based payment expense	—	0.5	—	—	0.1	1.7	—	1.0	3.3
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.5	0.2	—	0.1	—	0.4	—	0.2	1.4
Adjusted EBITDA	$15.9	$7.9	$1.0	$1.5	$(3.0)	$(2.4)	$(1.0)	$(6.2)	$13.7

Total Core Operating Subsidiaries	$26.3

Construction: Net income from our Construction segment for the three months ended September 30, 2019 decreased $2.2 million to $7.0 million from $9.2 million for the three months ended September 30, 2018. Adjusted EBITDA from our Construction segment for the three months ended September 30, 2019 increased $3.5 million to $19.4 million from $15.9 million for the three months ended September 30, 2018. The increase in Adjusted EBITDA was driven by gross profit contribution from the GrayWolf acquisition and an increase in project work in our construction modeling and detailing business. Despite the decrease in revenue in our structural steel fabrication and erection business, gross profit only decreased slightly, driven by strong project execution on certain commercial projects. This was partially offset by higher selling, general and administrative expense due primarily to the GrayWolf acquisition.

Marine Services: Net loss from our Marine Services segment for the three months ended September 30, 2019 decreased $3.1 million to income of $2.6 million from loss of $0.5 million for the three months ended September 30, 2018. Adjusted EBITDA from our Marine Services segment for the three months ended September 30, 2019 increased $3.8 million to $11.7 million from $7.9 million for the three months ended September 30, 2018. The increase in Adjusted EBITDA was driven by higher GMSL gross profit as a result of improved profitability from telecom maintenance zones and project work in the offshore power and offshore renewables end markets, as well as the benefit of improved vessel utilization. Additionally, the comparable period was impacted by higher than expected costs on a certain offshore power construction project that were not repeated in the current period. Partially offsetting these improvements was a decline in income from equity method investees, due in part to the timing of HMN turnkey project work.

Energy: Net loss from our Energy segment for the three months ended September 30, 2019 decreased by $0.5 million to a loss of $0.1 million from a loss of $0.6 million for the three months ended September 30, 2018. Adjusted EBITDA from our Energy segment for the three months ended September 30, 2019 increased $1.3 million to $2.3 million from $1.0 million for the three months ended September 30, 2018. The increase in Adjusted EBITDA was primarily driven by the recently acquired ampCNG stations and an increase in gross profit contribution from higher CNG sales volumes. The increases were partially offset by decreases in income recognized from renewable energy tax credits related to the sale of RNG, as well as increases in selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.
.

Telecommunications: Net income from our Telecommunications segment for the three months ended September 30, 2019 decreased by $1.6 million to a loss of $0.3 million from income of $1.3 million for the three months ended September 30, 2018. Adjusted EBITDA from our Telecommunications segment for the three months ended September 30, 2019 decreased $0.7 million to $0.8 million from $1.5 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA was primarily due to both a decline in revenue and the contracting of call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases and reductions in bad debt expense.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2019 decreased $8.2 million to income of $5.6 million from a loss of $2.6 million for the three months ended September 30, 2018. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2019 increased $1.0 million to $4.0 million from $3.0 million for the three months ended September 30, 2018. The increase was primarily driven by R2 Dermatology, which recently received funding through an equity investment. The proceeds are being utilized to ramp research and development costs for the next phase of product development. In the comparable period, clinical and research and development costs had been reduced as R2 was in-between development activities.

Broadcasting: Net loss from our Broadcasting segment for the three months ended September 30, 2019 increased $1.5 million to $6.2 million from $4.7 million for the three months ended September 30, 2018. Adjusted EBITDA loss from our Broadcasting segment for the three months ended September 30, 2019 decreased $0.5 million to $1.9 million from $2.4 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher expenses associated with the growth of the Broadcast stations subsequent to the comparable period as well as research and development costs associated with OTA technology in development.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended September 30, 2019 increased $6.6 million to $23.9 million from $17.3 million for the three months ended September 30, 2018. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2019 decreased $1.5 million to $4.7 million from $6.2 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA loss was primarily attributable to reductions in bonus expense and professional fees.

(in millions)	Nine Months Ended September 30, 2019
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Loss attributable to HC2 Holdings, Inc.									$(0.5)
Less: Net Income attributable to HC2 Holdings Insurance segment									74.6
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(7.6)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$18.0	$(1.9)	$(1.4)	$0.7	$1.6	$(14.1)	$(0.4)	$(70.0)	$(67.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	11.8	19.4	4.9	0.3	0.1	4.7	—	0.1	41.3
Depreciation and amortization (included in cost of revenue)	6.7	—	—	—	—	—	—	—	6.7
Amortization of equity method fair value adjustment at acquisition	—	(1.1)	—	—	—	—	—	—	(1.1)
Other operating (income) expense	(0.1)	—	(0.1)	1.3	—	(2.7)	—	—	(1.6)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—
Interest expense	7.0	3.3	1.9	—	—	6.3	—	51.1	69.6
Other (income) expense, net	0.1	(1.4)	(0.1)	—	(8.3)	1.3	0.4	3.9	(4.1)
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	—	—	—	—
Net loss on contingent consideration	—	—	—	(0.3)	—	—	—	—	(0.3)
Foreign currency (gain) loss (included in cost of revenue)	—	0.4	—	0.1	—	—	—	—	0.5
Income tax (benefit) expense	8.0	0.1	—	—	—	0.1	—	(5.3)	2.9
Noncontrolling interest	1.4	(0.7)	(0.7)	—	(2.2)	(2.7)	—	—	(4.9)
Bonus to be settled in equity	—	—	—	—	—	—	—	—	—
Share-based payment expense	—	1.3	—	—	0.1	0.5	—	4.0	5.9
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	2.0	2.0	0.1	0.3	—	1.3	—	1.0	6.7
Adjusted EBITDA	$54.9	$21.4	$4.6	$2.4	$(8.7)	$(5.3)	$—	$(15.2)	$54.1

Total Core Operating Subsidiaries	$83.3

(in millions)	Nine Months Ended September 30, 2018
	Core Operating Subsidiaries				Early Stage & Other				Total HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other & Elimination	Non-operating Corporate
Net Income attributable to HC2 Holdings, Inc.									$173.8
Less: Net Income attributable to HC2 Holdings Insurance segment									142.9
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									19.0
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$20.1	$4.1	$(0.6)	$3.4	$67.5	$(29.2)	$3.8	$(57.2)	$11.9
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.0	20.1	4.1	0.2	0.1	2.3	0.1	0.1	32.0
Depreciation and amortization (included in cost of revenue)	5.1	—	—	—	—	—	—	—	5.1
Amortization of equity method fair value adjustment at acquisition	—	(1.1)	—	—	—	—	—	—	(1.1)
Other operating (income) expenses	(0.3)	(2.8)	0.1	—	—	0.1	—	—	(2.9)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102.1)	—	(1.6)	—	(103.7)
Interest expense	1.5	3.7	1.2	—	—	7.7	—	39.8	53.9
Other (income) expense, net	(1.9)	(1.3)	0.2	—	0.1	0.4	(3.4)	1.0	(4.9)
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2.5	—	—	2.5
Net loss on contingent consideration	—	—	—	—	—	—	—	—	—
Foreign currency (gain) loss (included in cost of revenue)	—	(0.4)	—	—	—	—	—	—	(0.4)
Income tax (benefit) expense	9.0	0.2	—	—	—	—	(0.3)	(7.0)	1.9
Noncontrolling interest	1.6	1.7	(0.3)	—	19.5	(2.8)	(1.1)	—	18.6
Bonus to be settled in equity	—	—	—	—	—	—	—	0.5	0.5
Share-based payment expense	—	1.4	—	—	0.2	2.3	0.3	3.9	8.1
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	1.4	0.2	—	0.2	2.5	3.0	—	0.6	7.9
Adjusted EBITDA	$41.5	$25.8	$4.7	$3.8	$(12.2)	$(13.7)	$(2.2)	$(18.3)	$29.4

Total Core Operating Subsidiaries	$75.8

Construction: Net income from our Construction segment for the nine months ended September 30, 2019 decreased $2.1 million to $18.0 million from $20.1 million for the nine months ended September 30, 2018. Adjusted EBITDA from our Construction segment for the nine months ended September 30, 2019 increased $13.4 million to $54.9 million from $41.5 million for the nine months ended September 30, 2018. The increase in Adjusted EBITDA was driven by higher gross profit contribution from our structural steel fabrication and erection business attributable to strong commercial project execution and new gross profit contribution from the GrayWolf acquisition. These increases were partially offset by higher selling, general and administrative expense, which is primarily attributable to the GrayWolf acquisition.

Marine Services: Net income from our Marine Services segment for the nine months ended September 30, 2019 decreased $6.0 million to a loss of $1.9 million from income of $4.1 million for the nine months ended September 30, 2018. Adjusted EBITDA from our Marine Services segment for the nine months ended September 30, 2019 decreased $4.4 million to $21.4 million from $25.8 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA was driven by a decline in income from equity method investees, due in part to the timing of HMN turnkey project work and a loss recorded at SBSS in the current period attributable to lower vessel utilization. These decreases in income were partially offset in part by increased GMSL gross profit contribution, attributable to both improved project profitability and a reduction in unutilized vessel costs, as well as from a reduction in overhead expenses and a reversal of a bad debt expense due to a favorable receivable settlement during the quarter.

Energy: Net loss from our Energy segment for the nine months ended September 30, 2019 increased $0.8 million to $1.4 million from $0.6 million for the nine months ended September 30, 2018. Adjusted EBITDA from our Energy segment for the nine months ended September 30, 2019 decreased $0.1 million to $4.6 million from $4.7 million for the nine months ended September 30, 2018. The slight decrease was primarily driven by the AFETC revenue recognized in the second quarter of 2018 which was not present in the current period, decreases in income recognized from renewable energy tax credits related to the sale of RNG, and increases in selling, general and administrative expenses due to headcount-driven increases in salary and benefits as a result of the acquisition of ampCNG stations. Offsetting these decreases were increases in gross profit driven by the ampCNG stations, which were acquired in June 2019, as well as increases in profit contribution across the remaining ANG stations due primarily to higher CNG sales volumes and reductions in bad debt expense associated with two station abandonments in the comparable period.

Telecommunications: Net income from our Telecommunications segment for the nine months ended September 30, 2019 decreased $2.7 million to $0.7 million from $3.4 million for the nine months ended September 30, 2018. Adjusted EBITDA from our Telecommunications segment for the nine months ended September 30, 2019 decreased $1.4 million to $2.4 million from $3.8 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA was primarily due to both a decline in revenue and the contracting of call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases and reductions in professional fees and bad debt expense.

Life Sciences: Net income from our Life Sciences segment for the nine months ended September 30, 2019 decreased $65.9 million to $1.6 million from $67.5 million for the nine months ended September 30, 2018. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2019 decreased $3.5 million to $8.7 million from $12.2 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense related to the performance of the segment in the prior period, and reductions in losses related to BeneVir, which was sold in the second quarter of 2018. Further, there were increases in losses at the MediBeacon equity investment, driven by timing of clinical trials and income from the licensing of select patents to third parties.

Broadcasting: Net loss from our Broadcasting segment for the nine months ended September 30, 2019 decreased $15.1 million to $14.1 million from $29.2 million for the nine months ended September 30, 2018. Adjusted EBITDA loss from our Broadcasting segment for the nine months ended September 30, 2019 decreased $8.4 million to $5.3 million from $13.7 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA loss was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher overhead expenses associated with the growth of the Broadcast stations subsequent to the prior year as well as research and development costs associated with OTA technology in development.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the nine months ended September 30, 2019 increased $12.8 million to $70.0 million from $57.2 million for the nine months ended September 30, 2018. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2019 decreased $3.1 million to $15.2 million from $18.3 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA loss was driven by reductions in professional service fees, bonus expense, and travel and entertainment, partially offset by an increase in employee wage and benefits expenses.

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Construction	$19.4	$15.9	$3.5	$54.9	$41.5	$13.4
Marine Services	11.7	7.9	3.8	21.4	25.8	(4.4)
Energy	2.3	1.0	1.3	4.6	4.7	(0.1)
Telecommunications	0.8	1.5	(0.7)	2.4	3.8	(1.4)
Total Core Operating Subsidiaries	34.2	26.3	7.9	83.3	75.8	7.5

Life Sciences	(4.0)	(3.0)	(1.0)	(8.7)	(12.2)	3.5
Broadcasting	(1.9)	(2.4)	0.5	(5.3)	(13.7)	8.4
Other and Eliminations	—	(1.0)	1.0	—	(2.2)	2.2
Total Early Stage and Other	(5.9)	(6.4)	0.5	(14.0)	(28.1)	14.1

Non-Operating Corporate	(4.7)	(6.2)	1.5	(15.2)	(18.3)	3.1
Adjusted EBITDA	$23.6	$13.7	$9.9	$54.1	$29.4	$24.7

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

The table below shows the adjustments made to the reported Net income of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	2019	2018	Increase / (Decrease)
Net income - Insurance segment	$10.5	$141.1	$(130.6)	$74.6	$142.9	$(68.3)
Effect of investment (gains) (1)	1.9	(20.1)	22.0	(3.6)	(27.1)	23.5
Bargain purchase gain	—	(109.1)	109.1	(1.1)	(109.1)	108.0
Reinsurance gain	—	(17.8)	17.8	—	(17.8)	17.8
Acquisition costs	0.2	1.3	(1.1)	2.0	2.4	(0.4)
Insurance AOI	12.6	(4.6)	17.2	71.9	(8.7)	80.6
Income tax expense (benefit)	0.9	(6.7)	7.6	3.3	—	3.3
Pre-tax Insurance AOI	$13.5	$(11.3)	$24.8	$75.2	$(8.7)	$83.9
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the three months ended September 30, 2019 decreased $130.6 million to $10.5 million from $141.1 million for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 decreased $68.3 million to $74.6 million from $142.9 million for the nine months ended September 30, 2018.

Pre-tax Insurance AOI for the three months ended September 30, 2019 increased $24.8 million to income of $13.5 million, as compared to a loss of $11.3 million for three months ended September 30, 2018. Pre-tax Insurance AOI for the nine months ended September 30, 2019 increased $83.9 million to Pre-tax Insurance AOI income of $75.2 million, as compared to a Pre-tax Insurance AOI loss of $8.7 million for nine months ended September 30, 2018. The increase was primarily driven by the incremental net investment income and policy premiums from the KIC block acquisition and higher net investment income from the legacy CGI block driven by both the growth and mix of the investment portfolio, including premium reinvestment and rotation into higher yield assets. In addition, there was a decrease in policy benefits, changes in reserves, and commissions related to current period reserve adjustments driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claims activity. This was partially offset by an increase in selling, general and administrative expenses, primarily attributable to headcount additions related to the KIC acquisition.

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

Construction Segment

At September 30, 2019, DBMG's backlog was $475.3 million, consisting of $354.0 million under contracts or purchase orders and $121.3 million under letters of intent or notices to proceed. Approximately $147.6 million, representing 31.0% of DBMG’s backlog at September 30, 2019, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Marine Services Segment

At September 30, 2019, GMSL's backlog stood at $398.7 million, inclusive of $311.9 million of signed contracts and customer-approved change orders and $86.8 million of letters of intent and on-site repair estimates associated with its long-term maintenance contracts. Approximately $295.6 million, representing 74.1% of GMSL's backlog at September 30, 2019, was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. GMSL's reported backlog may not be converted to revenue in any particular period and actual revenue may not equal its backlog. Therefore, GMSL's backlog may not be indicative of the level of its future revenues.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, Convertible Notes, and its Revolving Credit Agreement (as defined below), dividend payments on its Preferred Stock and recurring operational expenses.

As of September 30, 2019, the Company had $276.9 million of cash and cash equivalents compared to $325.0 million as of December 31, 2018. On a stand-alone basis, as of September 30, 2019, HC2 had cash and cash equivalents of $7.7 million compared to $6.5 million at December 31, 2018. At September 30, 2019, cash and cash equivalents in our Insurance segment was $196.6 million compared to $283.3 million at December 31, 2018.

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

As of September 30, 2019, the Company had $851.0 million of indebtedness on a consolidated basis compared to $781.0 million as of December 31, 2018. On a stand-alone basis, as of September 30, 2019 and December 31, 2018, HC2 had indebtedness of $540.0 million and $525.0 million, respectively.

HC2's stand-alone debt consists of the $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Senior Secured Notes"), the $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and the 6.75% plus LIBOR $15.0 million secured revolving credit agreement ("Revolving Credit Agreement"), fully drawn. HC2 is required to make semi-annual interest payments on its Senior Secured Notes and Convertible Notes, and quarterly interest payments on its Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $13.5 million in dividends from its Construction segment during the nine months ended September 30, 2019.

HC2 received $4.3 million in dividends from its Telecommunications segment during the nine months ended September 30, 2019, respectively.

HC2 received $2.6 million and $7.4 million in net management fees during the three and nine months ended September 30, 2019, respectively, related to fees earned in the fourth quarter of 2018 and first half of 2019.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of September 30, 2019, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2019, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of September 30, 2019, the Company was in compliance with this covenant.

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

The Company intends to conduct its operations in a manner that will result in continued compliance with the Secured Indenture; however, compliance with certain financial covenants for future quarters may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or (used in) our activities and the amount of the respective changes between the periods (in millions):

	Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018
Operating activities	$95.5	$136.7	$(41.2)
Investing activities	(201.5)	525.4	(726.9)
Financing activities	53.4	75.7	(22.3)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.5)	1.1
Net change in cash, cash equivalents and restricted cash	$(52.0)	$737.3	$(789.3)

Operating Activities

Cash provided by operating activities was $95.5 million for the nine months ended September 30, 2019 as compared to $136.7 million for the nine months ended September 30, 2018. The $41.2 million decrease was the result of the recapture of reinsurance treaties by our Insurance segment in 2018 and was offset in part by improved performance of the Insurance segment subsequent to the KIC acquisition and the Broadcasting segment driven by the cost cutting measures, and an increase in the working capital at our Construction and Telecommunications segments.

Investing Activities

Cash used in investing activities was $201.5 million for the nine months ended September 30, 2019 as compared to cash provided by investing activities of $525.4 million for the nine months ended September 30, 2018. The $726.9 million change was a result of cash received from the Insurance segment's acquisition of KIC and the Life Sciences segment's disposition of BeneVir in 2018. This was offset by a reduction in net cash used by the Insurance segment's purchases of investments.

Financing Activities

Cash provided by financing activities was $53.4 million for the nine months ended September 30, 2019 as compared to $75.7 million for the nine months ended September 30, 2018. The $22.3 million decrease was a result of a decrease in net borrowings by the Construction and Broadcasting segments was offset in part by the increase in net borrowings by the Marine Services segment and a decline in cash paid to noncontrolling interest holders driven by the proceeds from our Life Sciences segment's sale of BeneVir in 2018.

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	September 30, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common Equity	$—	$2.3	$—	$2.1
Preferred Equity	—	16.9	1.6	9.6
Other	—	65.2	—	59.2
Total	$—	$84.4	$1.6	$70.9

Construction

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including inventories, and other costs incurred in performing its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2019 debt balance, DBMG anticipates that its interest payments will be approximately $1.7 million each quarter.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Marine Services

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund GMSL’s operating expenses, interest payments on debt, and capital expenditures. GMSL's short-term cash needs are primarily for working capital to support operations including inventories, and other costs incurred in performing its contracts. GMSL attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, GMSL generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. GMSL believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

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

Market environment

As of September 30, 2019, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Asset Liability Management

CIG’s insurance subsidiary maintains investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as long-term care insurance, are matched with investments such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. The types of assets in which CIG may invest are influenced by state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, CIG invests in assets considering four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations. The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities. In addition, at any given time, CIG’s insurance subsidiary could hold cash, highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals.

Investments

At September 30, 2019 and December 31, 2018, CIG’s investment portfolio is comprised of the following (in millions):

	September 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$7.2	0.2%	$25.4	0.7%
States, municipalities and political subdivisions	447.9	10.3%	421.9	11.0%
Residential mortgage-backed securities	75.4	1.7%	94.4	2.5%
Commercial mortgage-backed securities	103.8	2.4%	93.9	2.5%
Asset-backed securities	528.6	12.1%	511.5	13.4%
Corporate and other (*)	2,831.8	64.9%	2,250.5	58.8%
Common stocks (*)	31.6	0.7%	25.5	0.7%
Perpetual preferred stocks	142.8	3.3%	240.9	6.3%
Mortgage loans	165.7	3.8%	137.6	3.6%
Policy loans	19.1	0.4%	19.8	0.5%
Other invested assets	7.2	0.2%	—	—%
Total	$4,361.1	100.0%	$3,821.4	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	September 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,923.3	48.1%	$1,742.4	51.4%
BBB	1,842.8	46.1%	1,444.1	42.5%
Total investment grade	3,766.1	94.2%	3,186.5	93.9%
BB	158.1	4.0%	143.8	4.2%
B	17.8	0.4%	14.7	0.4%
CCC, CC, C	38.5	1.0%	44.4	1.3%
D	14.2	0.4%	8.2	0.2%
Total non-investment grade	228.6	5.8%	211.1	6.1%
Total	$3,994.7	100.0%	$3,397.6	100.0%

Off-Balance Sheet Arrangements

DBMG

DBMG’s off-balance sheet arrangements at September 30, 2019 included letters of credit of $9.1 million under Credit and Security Agreements and performance bonds of $136.8 million.

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

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2019. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

A means of assessing exposure to changes in market prices is to estimate the potential changes in market values on the fixed maturity and equity securities resulting from a hypothetical decline in equity market prices. As of September 30, 2019, assuming all other factors are constant, we estimate that a 10.0%, 20.0%, and 30.0% decline in equity market prices would have the following impact (in millions):

	Decline in equity market prices
	10%	20%	30%
Fixed Maturity Securities	$397.5	$795.1	$1,192.6
Equity Securities	$10.4	$20.9	$31.3

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

During the three months ended September 30, 2019 and 2018, approximately 11.8% and 14.9%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. During the nine months ended September 30, 2019 and 2018, approximately 10.5% and 12.1%, respectively, of our net revenue from continuing operations was derived from sales and operations outside the U.S. The reporting currency for our Consolidated Financial Statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country.

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

Interest Rate Risk

The Company is exposed to the market risk from changes in interest rates through their borrowings, which bear variable rates based on LIBOR or selected alternate rates. Changes to these rates could result in an increase or decrease in interest expense recorded. A 100, 200, and 300 basis point increase based on our floating rate borrowings outstanding as of September 30, 2019 of $170.8 million, would result in an increase in the recorded interest expense of $1.7 million, $3.4 million, and $5.1 million per year, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Secured Note dated August 2, 2019, by and among HC2 Station Group, Inc. ("HC2 Station"), HC2 LPTV Holdings, Inc. ("HC2 LPTV") and HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") as Borrowers, and Arena Limited SPV, LLC ("Arena"), as Lender.

4.2	Secured Note dated September 10, 2019, by and among HC2 Station, HC2 LPTV and HC2 Broadcasting as Borrowers, and Arena, as Lender.

10.1
Fourth Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated July 31, 2019 among HC2 Station, HC2 LPTV, HC2 Broadcasting, Great American Life Insurance Company ("GALIC"), Great American Insurance Company ("GAIC"), Minority Brands, Inc. ("MBI"), and Arena Limited SPV, LLC ("Arena").

10.2	Fifth Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated August 2, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena.

10.3	Sixth Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated August 30, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena.

10.4	Seventh Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated September 10, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena.

10.5	Eighth Omnibus Amendment to Secured Notes and Amended and Restated Agreement Re: Secured Notes dated September 26, 2019, among HC2 Station, HC2 LPTV, HC2 Broadcasting, GALIC, GAIC, MBI and Arena.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (iii) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.

Date: November 5, 2019	By:	/s/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)