Form 10-K
period 2019-12-31
HC2 HOLDINGS, INC.
filed 2020-03-16
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of HC2’s common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $102,463,108, based on the closing sale price of the Common Stock on such date.

As of February 29, 2020, 46,154,398 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, "HC2," means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

General

HC2 is a diversified holding company that seeks opportunities to acquire and grow businesses that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2019, our eight reportable operating segments based on management’s organization of the enterprise included Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)DBM Global Inc. ("DBMG") (Construction), a family of companies providing fully integrated structural and steel construction services;
(ii)Global Marine Group ("GMSL") (Marine Services), a leading provider of engineering and underwater services on submarine cables;
(iii)American Natural Energy Corp. ("ANG") (Energy), a compressed natural gas fueling company;
(iv)PTGi-International Carrier Services Inc. ("ICS") (Telecommunications), a provider of internet-based protocol and time-division multiplexing access for the transport of long-distance voice minutes;
(v)Continental Insurance Group Ltd. ("CIG") (Insurance), a platform for our run-off long-term care and life and annuity business, through its insurance company, Continental General Insurance Company ("CGI" or the "Insurance Company");
(vi)Pansend Life Sciences, LLC ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development;
(vii)HC2 Broadcasting Holdings Inc. and its subsidiaries ("HC2 Broadcasting"), a strategic acquirer and operator of Over-The-Air ("OTA") broadcasting stations across the United States ("U.S.") and Puerto Rico. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States; and
(viii)Other, which represents all other businesses or investments we believe have significant growth potential that do not meet the definition of a segment individually or in the aggregate.

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

Employees

As of December 31, 2019, we had approximately 3,728 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Construction Segment (DBMG)

DBM Global Inc. is a fully integrated Industrial Construction, Structural Steel, and Facility Maintenance provider who provides 3D Building Information Modeling ("BIM"), detailing, fabrication, and erection of structural steel and heavy steel plate, heavy mechanical and facility maintenance services. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills, and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through its most recent acquisition, GrayWolf Industrial ("GrayWolf"), DBMG also provides heavy mechanical, maintenance, repair, and installation services to a diverse set of end markets, including power, petrochemical, pulp & paper, and refinery. Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Georgia, Kansas, Kentucky, Oregon, South Carolina, Texas, Utah, and Washington with construction projects primarily located in the aforementioned states. DBMG also has international operations located in Australia, Canada, India, New Zealand, the Philippines, Thailand, and the United Kingdom.

DBMG’s results of operations are affected primarily by (i) the level of commercial, industrial and infrastructure construction, as well as the need for mechanical and maintenance services in its principal markets; (ii) its ability to win project contracts; (iii) the number and complexity of project changes requested by customers or general contractors; (iv) its success in utilizing its resources at or near full capacity; and (v) its ability to complete contracts on a timely and cost-effective basis. The level of commercial, industrial and infrastructure construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

Strategy

DBMG’s objective is to achieve and maintain a leading position in the geographic regions and project segments that it serves by providing timely, high-quality services to its customers. DBMG pursues this objective with a strategy comprised of the following components:

•Pursue Large, Value-Added Design-Build Projects: DBMG’s unique ability to offer design-build services, a full range of steel construction services and project management capabilities makes it a preferred partner for complex, design-build fabrication projects in the geographic regions it serves. This capability often enables DBMG to bid against fewer competitors in a less traditional, more negotiated selection process on these kinds of projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to its customers;

•Expand and Diversify Revenue Base: DBMG is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. DBMG also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing smaller projects-such as low-rise office buildings, healthcare facilities and other commercial and industrial structures-could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

•Emphasize Innovative Services: DBMG focuses its BIM modeling, design-build, engineering, detailing, fabrication and erection expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums and uniquely designed hotels and casinos; and

•Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions.

Services and Customers

DBMG consists of five business units spread across diverse markets: Schuff Steel Company ("SSC") (steel fabrication and erection), Schuff Steel Management Company ("SSMC") (management of smaller projects, leveraging subcontractors), DBM Vircon ("DBM Vircon") (steel detailing, rebar detailing, bridge detailing, BIM modeling services and BIM management services), the Aitken product line ("Aitken") (manufacturing of equipment for the oil and gas industry), and GrayWolf (specialty facility maintenance, repair, and installation services). For the fiscal year ended December 31, 2019 revenues were as follows (in millions):

	Revenue	% of Revenue
SSC	$470.3	65.9%
SSMC	50.0	7.0%
DBM Vircon	44.9	6.3%
Aitken	9.2	1.3%
GrayWolf	138.9	19.5%
	$713.3	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2019, DBMG's two largest customers represented approximately 20.2% of revenues. In 2018, DBMG’s two largest customers represented approximately 28.0% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 68%-99% and a sales pipeline that includes over $822 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its eleven fabrication shops in the United States and 31 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, Thailand and the UK.

DBMG operates with minimal bonding requirements, with a current balance of 21% of DBMG's backlog (out of a total backlog of $497.7 million) as of December 31, 2019, and bonding is reduced as projects are billed, rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

SSC offers a variety of services to its customers which it believes enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design and budgeting, steel management, fabrication, erection, and BIM:

•Design-Assist/Design-Build: Using the latest technology and BIM, DBMG works to provide clients with cost-effective steel designs. The end result is turnkey-ready, structural steel solutions for its diverse client base;

•Pre-Construction Design and Budgeting: Clients who contact DBMG in the early stages of planning can receive a DBMG-performed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project;

•Steel Management: Using DBMG’s proprietary SIMS, DBMG can track any piece of steel and instantly know its location. Additionally, DBMG can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of DBMG-approved subcontractors;

•Fabrication: Through its eight fabrication shops in Arizona, California, Texas, Kansas, South Carolina, and Utah, SSC has one of the highest fabrication capacities in the United States, with over 1.5 million square feet under roof and a maximum annual fabrication capacity of approximately 342,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, and from 2013-2019 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally, DBMG’s use of Steel Integrated Management Systems ("SIMS") in conjunction with its BIM platform Visualizer allows for real-time reporting on a project’s progress and an information-rich model review.

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

Aitken is a manufacturer of equipment used in the oil, gas, petrochemical and pipeline industries. Aitken supplies the following products both nationwide and internationally:

•Strainers: Temporary cone and basket strainers, tee-type strainers, vertical and horizontal permanent line strainers and fabricated duplex strainers;

•Measurement Equipment: Orifice meter tubes, orifice plates, orifice flanges, seal pots, flow nozzles, Venturi tubes, low loss tubes and straightening vanes; and

•Major Products: Spectacle blinds, paddle blinds, drip rings, bleed rings, and test inserts, ASME vessels, launchers and pipe spools.

DBM Vircon provides steel detailing, rebar detailing, BIM modeling and BIM management services for industrial and infrastructure and commercial construction projects in Australia, New Zealand, Europe and North America.

•Steel Detailing: Utilizing industry leading technologies, DBM Vircon provides steel detailing services which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping;

•Rebar Detailing: These services, including rebar detailing and estimating, are delivered by a staff experienced in rebar installation and familiar with the construction practices and constructability issues that arise on project sites. Deliverables include: field placement/shop drawings, field and/or phone support, 2D and 3D modeling, connection sketches, bar listing in ASA format, DGN files, and complete rebar estimating;

•BIM Modeling: Through multidisciplinary teams, DBM Vircon creates highly accurate, scaled virtual models of each structural component. These independent models and data are integrated and standardized to produce a single 3D model simulation of the entire structure using DBM Vircon’s proprietary application, Visualizer. This integrated model contains complete information for all functional requirements of a project, including procurement and logistics, financial modeling, claims and litigation, fabrication, construction support and asset management;

•BIM Management: DBM Vircon is an industry leading provider of BIM management consultancy services ("BIM Management"), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. DBM Vircon’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modeling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support; and

•Bridge Steel Detailing: Utilizing industry leading technologies, DBM Vircon, through its wholly owned subsidiary Candraft Detailing, provides steel detailing services for bridges which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

GrayWolf provides services including maintenance, repair, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. GrayWolf provides the following service types through its four major brands: GrayWolf Integrated Construction (formerly Titan Contracting), Inco Services, Milco National Constructors and Titan Fabricators.

•Specialty mechanical contracting services: GrayWolf offers specialty mechanical contracting services to the power, petrochemical, refining and other industrial markets. Its services including plant maintenance, specialty welding, equipment rigging, and mechanical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

•Specialty construction solutions for processing markets: Customers in the pulp & paper, metals, mining & minerals, and petrochemical markets are able to receive specialized solutions including plant maintenance, process piping, equipment, and tank & vessel fabrication and erection that are catered to the needs and specifications of the customer’s industry through the Inco Services brand;

•Turnarounds, tank construction, and piping services: GrayWolf offers services including plant maintenance, specialty welding, piping systems, and tanks & vessels construction to the power, refining, petrochemical, and water treatment markets in the Midwest, Mid-Atlantic, and West Coast; and

•Custom steel fabrication: GrayWolf offers engineering, design, modularization, and additional services to the heavy industrial markets in the Midwest and Gulf Coast.

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2019, DBMG, through SSC, purchased approximately 58% of the total value of steel and steel components purchased from two domestic steel vendors. See Item 1A - Risk Factors - "Risks Related to the Construction segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

Sales and Distributions

DBMG obtains contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, unit cost, or time and material arrangements. Bidding and negotiations require DBMG to estimate the costs of the project up front, with most projects typically lasting from one to 12 months. However, large and more complex projects can often last two years or more.

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

Employees

As of December 31, 2019, DBMG employed approximately 2,980 people across the globe, including the U.S., Canada, Australia, New Zealand, India, Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 19% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2019, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

DBMG maintains commercial general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate. In addition, DBMG maintains umbrella coverage limits of $75.0 million. DBMG also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of its facilities and property. DBM maintains professional liability insurance in the amount of $10.0 million for professional services related to our work in steel erection and fabrication projects.

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

Marine Services Segment (GMSL)

The Global Marine Group (GMSL) is an innovative worldwide market leader in offshore engineering and consists of three business units:

•Global Marine providing fiber optic cable solutions to the telecommunications and oil & gas markets;
•CWind delivering construction support and asset management services topside and subsea to the offshore renewables and utilities market; and
•Global Offshore delivering trenching and power cable lay and repair services to the offshore renewables & utilities market and oil & gas industry.

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

Strategy Overview

GMSL aims to maintain its leading market position in the telecommunications maintenance segment and seeks opportunities to grow its installation activities in the three market sectors (telecommunications, offshore power, and oil and gas) while capitalizing on high market growth in the offshore power sector through expansion of its installation and maintenance services in that sector. In order to accomplish these goals, GMSL has developed a comprehensive strategy which includes:

•Developing opportunities in the offshore power market;
•Diversifying the business by pursuing growth within its three market segments (telecommunications, offshore power and oil & gas), which it believes will strengthen its quality of earnings and reduce exposure to one particular market segment;
•Retaining and building its leading position in telecommunications maintenance and installation;
•Working to develop convergence of its maintenance services across all three market segments; and
•Pursuing targeted mergers and acquisitions, equity investments, partnerships and opportunities to build a larger operating platform that can benefit from increased operating efficiencies.

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

Global Marine Group’s 2019 track record

Notable GMSL announcements during the year include the following:

•January: Global Marine begins the Telecoms Installation Subcom Jupiter project (resulting in 98.2% utilization of the Recorder vessel until January 2020).
•April: GMSL disposes of the Networker vessel.
•June: CWind signs charter agreement with Orsted for the Hybrid SES (an innovative CTV which is the first hybrid diesel-electric surface effect vessel to be brought to market).
•July: GMSL launches the new pre lay plough (PLP240) from the Blyth offshore service hub.
•September: Project planning starts on the Vattenfall Danish Cluster Global Offshore project for the inter array cable installation, burial, testing and termination at the 72 turbine Kriegers Flak site in Denmark.
•November: Cable Innovator under permission from the North American Zone Agreement (NAZ) completes 30-day repair of a fault on the Hawaiian Island Fiber Network.
•December: The business has agreed to a three-year charter, with options for a further five years, for the Normand Clipper. Although the vessel will be mainly used for Global Offshore projects, it will also have capability for telecoms works.

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

Fleet Overview

GMSL operates one of the largest specialist cable laying fleets in the world, consisting of six vessels (three owned, three operated through long-term leases) and 17 crew transfer vessels operated by its wholly-owned subsidiary, CWind, as of December 31, 2019 The average age of the GMSL fleet is 21 years and the CWind fleet is 5 years. Each cable vessel is equipped with specialist inspection, burial, and survey equipment. By providing oil and gas, offshore power, and telecommunications installation as well as telecommunications maintenance, GMSL can retain vessels throughout their asset lives by cascading them through different uses as they age, as older vessels can or should only be used to provide specified services. This provides a significant competitive advantage because GMSL can retain vessels for longer and reduce the frequency of capital expenditure requirements with a longer depreciation period. GMSL’s fleet is operated by GMSL employees or long-term contractors.

Fleet Details

Vessels	Ownership	Lease Expiry	Age	Flag	Base Port
Maintenance - GMSL
Innovator	DYVI Cableship 11 AS	May-25	24	UK	Victoria, Canada
Wave Sentinel	GMSL	N/A	24	UK	Portland, UK
Cable Retriever	ICPL	March-23	22	Singapore	Batangas, Philippines
Sovereign	GMSL	N/A	28	UK	Portland, UK

Installation - GMSL
CS Recorder	Maersk Supply Service UK	February-22	19	UK	Blyth, UK
Global Symphony	GMSL	N/A	8	UK	Montrose, UK

Offshore - CWind
Argocat	CWind Limited	N/A	9	UK	Maldon, UK
Alliance	50% CWind Limited	N/A	8	UK	Maldon, UK
Endeavour	CWind Limited	N/A	6	UK	Maldon, UK
Adventure	CWind Limited	N/A	6	UK	Maldon, UK
Fulmar	CWind Limited	N/A	5	UK	Colchester, UK
Artimus	CWind Limited	N/A	4	UK	Colchester, UK
Buzzard	CWind Limited	N/A	7	UK	London, UK
Challenger	CWind Limited	N/A	6	UK	Bideford, UK
Resolution	CWind Limited	N/A	6	UK	Southampton, UK
Sword	CWind Limited	N/A	5	UK	Ramsgate, UK
Spirit	CWind Limited	N/A	4	UK	Colchester, UK
Endurance	CWind Limited	N/A	6	UK	Maldon, UK
Tempest	CWind Limited	N/A	4	UK	Ramsgate, UK
Tornado	CWind Limited	N/A	4	UK	Ramsgate, UK
Typhoon TOW	CWind Limited	N/A	4	UK	Ramsgate, UK
Hurricane TOW	CWind Limited	N/A	4	UK	Ramsgate, UK
CWind Phantom	CWind Limited	N/A	4	UK	Maldon, UK

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

Marketing

GMSL also has a focused sales and marketing plan to create relationships with major participants in the offshore power and oil and gas industries. Despite the prevailing low oil price market conditions, GMSL hopes to use its expertise in installing Permanent Reservoir Monitoring ("PRM") systems to forge new contacts with both the end users of PRM services, such as oil majors, and the PRM suppliers themselves. Additionally, GMSL is pursuing a strategy of specialization in installing the small power and fiber optic cables that its competitors in the oil and gas and offshore power sectors find unprofitable and in which they lack installation experience.

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

Management and Employees

As of December 31, 2019, GMSL employed 452 people. GMSL’s employees are not formally represented by any labor union or other trade organization, although the majority of the seafarers are members of an established trade union. GMSL considers relations with its employees to be excellent and it has never experienced a work stoppage or strike. GMSL regularly uses independent consultants and contractors to perform various professional services in different areas of the business, including in its installation and fleet operations and in certain administrative functions. Dick Fagerstal is a 2.4% interest holder, chairman and chief executive officer of Global Marine Holdings LLC ("GMH LLC"), the parent holding company of Global Marine Holdings Limited, and he is the executive chairman of GMSL. Mr. Fagerstal previously served in an executive capacity for companies operating in various industries, including energy, marine services, and their related infrastructure.

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

Energy Segment (American Natural Energy)

American Natural Energy Corp. (f/k/a American Natural Gas, Inc.) ("ANG")is a premier retailer of Compressed Natural Gas ("CNG") that designs, builds, owns, operates and maintains natural gas fueling stations for the transportation industry. ANG’s principal business is supplying CNG for light-, medium- and heavy-duty vehicles.

ANG focuses its efforts on customers in a variety of markets, including heavy-duty trucking, airports, refuse, industrial, institutional energy users and government fleets. ANG seeks to retain its customers by offering state-of-the-art fueling stations with exemplary service levels.

Market for Natural Gas as an Alternative Fuel for Vehicles

As of December 31, 2019, Natural Gas Vehicles for America ("NGVA") estimates that there are more than 1,600 CNG fueling stations in the United States and over 175,000 natural gas vehicles on American roads. This includes approximately 39,500 heavy-duty vehicles (such as tractors, refuse trucks and buses), 25,800 medium-duty vehicles (such as delivery vans and shuttles) and 87,000 light-duty vehicles (such as passenger cars, sport utility vehicles, trucks and vans). As of December 31, 2019, the U.S. Department of Energy estimates that there are approximately 1,000 public CNG fueling stations in the United States.

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

ANG believes that natural gas used as a transportation fuel will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the commodity (natural gas) makes up a smaller portion of the cost of a Gasoline Gallon Equivalent ("GGE") of CNG relative to the commodity portion of the cost of gallon of diesel or gasoline, the price of CNG is less sensitive to increases in the underlying commodity cost.

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

Safer: As reported by NGV America, CNG is relatively safer than gasoline and diesel because it dissipates into the air when spilled or in the event of a vehicle accident. When released, CNG is less combustible than gasoline or diesel as it ignites only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. In addition, CNG is stored in above ground tanks, thus reducing the risk of soil or groundwater contamination. Currently, over 175,000 vehicles in the U.S. and more than 23.0 million worldwide fuel safely with natural gas.

Natural Gas Vehicles

Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel-powered vehicles. A natural gas vehicle uses sealed storage cylinders to hold CNG, specially designed fuel lines to deliver natural gas to the engine, and an engine tuned to run on natural gas. Natural gas fuels have higher octane content than gasoline or diesel, and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel-powered vehicles of the same weight and engine class. Natural gas vehicles running on CNG are refueled using a hose and nozzle to create an airtight seal with the gas tank. For heavy-duty vehicles, spark ignited natural gas vehicles have proven to operate more quietly than diesel powered vehicles. Natural gas vehicles typically cost more than gasoline or diesel-powered vehicles, primarily due to the higher cost of the storage systems that hold the CNG.

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

Fifty-two of ANG’s fueling stations have separate public access areas for retail customers. The fill rate at each of the public stations has comparable dispensing rates equivalent to traditional gasoline and diesel fueling stations.

Sales and Marketing

ANG focuses its sales and marketing efforts within the continental United States and targets such efforts primarily through direct sales. ANG’s sales and marketing group stays informed of proposed and newly adopted regulations in order to provide education on the value of natural gas as a vehicle fuel to current and potential customers.

Key Markets and Customers

ANG targets customers in a variety of markets, such as trucking, airports, refuse, public transit and food and beverage distributors. In 2019, approximately 52% of ANG’s revenues from CNG sales came from contracted customers.

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

Corporate Information; Acquisitions and Divestitures

ANG was originally formed in 2011. In August 2014, HC2 acquired a 51% interest in ANG. In October 2014, ANG acquired Northville Natural Gas, which owned three stations in Indiana. In May 2016, ANG acquired Southwestern Energy NGV Services, LLC, which included two stations in Arkansas. In September 2016, ANG purchased the assets of American CNG, Inc. and K&K SWD #1, LLC, which was comprised of one station in Arkansas. In December 2016, ANG acquired Questar Fueling Company and Constellation CNG, LLC. These acquisitions further expanded ANG’s network by adding 17 stations in Arizona, California, Utah, Colorado, Texas, Kansas, Indiana and Ohio. In June 2019, ANG acquired ampCNG, LLC. This acquisition expanded ANG’s network with the addition of 20 stations located in Texas, Ohio, North Carolina, Indiana, Florida, Arkansas, Georgia, and Tennessee.

ANG intends to continue to pursue additional acquisitions, divestitures, partnerships and investments as ANG becomes aware of opportunities that it believes will increase its competitive advantage, take advantage of industry developments, or enhance their market position.

Tax Incentives

From October 2012 through December 2019, ANG has been eligible to receive the Alternative Fuels Excise Tax Credit ("AFTC"), of $0.50 per GGE of CNG sold as vehicle fuel. In addition, other U.S. federal and state government tax incentives are available to offset the cost of acquiring natural gas vehicles, converting vehicles to use natural gas or construct natural gas fueling stations. As of the date of this filing, the U.S. Congress has passed an AFTC extension making the law effective through December 31, 2020.

Grant Programs

ANG continues to seek out and apply for, and help its fleet customers apply for federal, state and regional grant programs. These programs provide funding for natural gas vehicle conversions and purchases, natural gas fueling station construction and vehicle fuel sold.

Competition

The market for vehicle fuels is highly competitive. The biggest competition for CNG is gasoline and diesel, as the vast majority of vehicles in the United States are powered by gasoline and diesel. Many of the producers and sellers of gasoline and diesel fuels are large entities that have significantly greater resources than ANG possesses. ANG also competes with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage.

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

Network Management and Control

ICS owns and operates network management systems in Herndon, Virginia which are used to monitor and control ICS's switching systems, global data network, and other digital transmission equipment used in ICS's network. Additional network monitoring, network management, and traffic management services are supported from ICS's Network Management Centers located in Guatemala City, Guatemala and Bucharest, Romania. The network management control centers are constantly online.

Sales and Marketing

ICS markets its services through a variety of sales channels, as summarized below:

•Trade Shows: ICS attends industry trade shows around the globe throughout the year. At each trade show, ICS markets to both existing and potential new customers through prearranged meetings, social gatherings and networking; and

•Business Development: ICS's world class sales team focuses on developing ICS’s business potential around the globe through ongoing communication and face-to-face meetings.

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

Government Regulation

ICS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that: (1) future regulatory, judicial and legislative changes will not have a material adverse effect on ICS; (2) domestic or international regulators or third parties will not raise material issues with regard to its compliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on it.

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

The regulatory frameworks in certain jurisdictions in which we provide services as of December 31, 2019 are described below:

United States

In the United States, ICS's services are subject to the provisions of the Communications Act of 1934, as amended (the "Communications Act"), and other federal laws, rules, and orders of the Federal Communications Commission ("FCC") regulations, and the applicable laws and regulations of the various states.

ICS's interstate telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the Communications Act and the FCC’s rules and orders, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties for violations of regulatory requirements.

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

In April 2019, FCC rules relating to the completion of calls to rural areas became effective. These rules require certain providers of retail long distance voice service to generate and retain various records regarding completion of calls to rural areas. Specifically, the rules require those providers to collect and retain information on long-distance call attempts such as, but not limited to, the called number, the date and time of the call, and the use of an intermediate provider. The rules also prohibit false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). While ICS is not directly subject to these rules, ICS may function as an intermediate provider within the meaning of these rules, which may require ICS to provide information to its customers regarding calls that it carries on their behalf. In addition, under Section 262 to the Communications Act of 1934, intermediate providers (such as ICS) must register with the FCC and meet certain quality standards (now embodied in the FCC’s rules).

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund ("USF"). Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions. If the FCC or the USF Administrator were to determine that the USF reporting for the Company, including ICS, is not accurate or in compliance with FCC rules, ICS could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC may revise its USF contribution mechanisms and the services considered when calculating the contribution. ICS cannot predict the outcome of any such revisions or their potential effect on ICS's contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and ICS may be disadvantaged as compared to its competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that ICS offers but that are not currently assessed USF contributions.

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

In connection with the 2015 and 2018 acquisitions, HC2 agreed to certain restrictions on the involvement of employees of HC2, including Mr. Falcone, in the day-to-day operations of CGI. For example, HC2's board members, including Mr. Falcone may not currently serve as directors or officers of CGI. However, HC2 is entitled to have a representative on the CIG board, and a subsidiary under the control of HC2 serves as the investment adviser of CGI.

Strategy

CIG currently provides long-term care, life, annuity, and other accident and health coverage to approximately 132,000 individuals through CGI. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation.

CIG has a concentrated focus on long-term care insurance and is committed to the continued delivery of best-practice services as established by CIG’s insurance operations to its policy and certificate holders. Through investments in technology, a commitment to attracting, developing and retaining best-in-class insurance professionals, a dedication to continuing process improvements, and a focus on strategic growth, we believe CIG is well equipped to maintain and improve the level of service provided to its customers and assume a leading role in the long-term care industry.

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

Substantially all of the in-force long-term care insurance policies were sold after 1995, with all sales then being discontinued in January 2010. Policies were issued in all states except for New York, with Texas being the largest issue state with approximately 20% of the business. The existing block of policies includes both individual and group products, but all individuals were individually underwritten. CIG's long-term care insurance products were sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. Profitability of CIG's long-term care block is affected by premium rate increases, persistency, investment returns, claims experience, and the level of administrative expenses. As part of CIG's strategy for its long-term care insurance business, management has been implementing, and expects to continue to pursue, significant premium rate increases on its blocks of business as actuarially justified. Premium rates vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment yields. CIG develops its assumptions based on its own claims and persistency experience and published industry tables.

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

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new insurance products, it continues to service and receive net renewal premiums on its in-force Long-Term Care, Life, Annuity, and Other Accident & Health blocks for approximately 132,000 lives.

Employees and Operations

As of December 31, 2019, CIG employed 130 people full-time and 2 part-time, the majority of whom are employed on a salaried basis with some on an hourly basis. Besides nine remote employees working in various states, all other employees work out of the home office located in Austin, Texas. CIG considers its relations with its employees to be satisfactory and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Transition Services and Administrative Services Agreement

Upon the purchase of the Insurance Company on December 24, 2015, a transition services agreement (the "Transition Services Agreement") was entered into with the prior owner, Great American Financial Resources ("Great American") in Cincinnati, Ohio, pursuant to which Great American agreed to continue to perform certain business functions such as IT, finance, investment, and accounting for a period of 12 to 16 months to allow us time to secure the resources needed to take over those duties. IT, finance, investment and accounting roles were filled and/or outsourced in fiscal year 2016, and services received under the Transition Services Agreement ended on March 31, 2017. Simultaneously, an Administrative Services Agreement (the "Administrative Services Agreement") was entered into with Great American, pursuant to which Great American Life Insurance Company ("GALIC") agreed to continue to administer the Insurance Company’s life and annuity businesses for a period of no less than five years. Effective July 1, 2019, the Insurance Company and GALIC entered into Amendment No. 1 to Administrative Services Agreement which removed the five-year duration clause effectively extending the duration of the Administrative Services Agreement.

The KIC acquisition included the assumption of numerous existing, or the establishment of new, third party administrator (TPA) agreements to continue to provide services and perform processes critical (actuarial, claims processing, rate increase work etc.) to KIC’s ability to continue producing outputs. All of KIC’s insurance contracts are currently administered by these TPAs. CGI is planning to bring the majority of the KIC Life & Annuity blocks in-house as part of its 2020 strategic initiatives.

Reinsurance

CIG reinsures through cession agreements a significant portion of its insurance business with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. CIG participates in reinsurance cession activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. CIG also obtains reinsurance to meet certain capital requirements.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse CIG for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge CIG's obligations as the primary insurer. If the assuming reinsurer in a reinsurance agreement is unable to meet its obligations, CIG remains contingently liable. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreement, reinsurance recoverable balances could become uncollectible. CIG evaluates the financial condition of reinsurers to whom CIG cedes business and monitors concentration of credit risk to minimize our exposure. CIG may also require acceptable collateral to support reinsurance recoverable balances. The collectability of CIG’s reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although CIG has controls to minimize its exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on CIG’s results of operations. CIG has various quota share reinsurance agreements in place for its long-term care business, with ceded reinsurance totaling $523 million in active life reserves and $124 million disabled life reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross liability associated with the reinsured policy.

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

For further discussion of reserves, refer to the risks related to the Insurance Segment within "Risk Factors" contained herein in Item 1A, the discussion of the Insurance segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 2. Summary of Significant Accounting Policies and Note 12. Life, Accident and Health Reserves of the "Notes to Consolidated Financial Statements."

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

Our insurance subsidiary is examined periodically by its state of domicile and by other states in which it is licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our insurance subsidiary is also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. Financial impact of annual guaranty assessments for CGI has not been material.

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

Risk-based capital ("RBC') standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners ("NAIC"). The domiciliary state of our insurance subsidiary has adopted a version of the NAIC RBC for Insurers Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The RBC ratio for our insurance subsidiary remains in line with our expectations and is significantly above the level that would require state regulatory action. The NAIC has also issued a proposal to implement a new and more granular RBC structure for fixed income asset capital charges. The proposed structure will expand the fixed income asset designations from six to 20 categories and will revise factor values. The new structure related to fixed income assets is not in effect for year end 2019. CIG will continue to monitor the NAIC's activities on this issue.

Competition

CIG competes with financial services firms with respect to the acquisition of insurance companies and/or blocks of insurance businesses through merger, stock purchase, or reinsurance transactions or otherwise.

Life Sciences Segment (Pansend Life Sciences, LLC)

Pansend focuses on the development of innovative technologies and products in the healthcare industry. As of December 31, 2019, Pansend has invested in four companies:

•R2 Technologies, Inc.,("R2"), a company developing medical devices for the treatment of aesthetic and medical skin conditions. In July 2017, R2 received notification from the United States Food and Drug Administration of market clearance of R2's second generation device, the Dermal Cooling System. The Dermal Cooling System is a cryosurgical instrument intended for use in dermatologic procedures for the removal of benign lesions of the skin, based on exclusive licensing rights to a novel technology developed at Massachusetts General Hospital and Harvard Medical School;

•Genovel Orthopedics, Inc. ("Genovel"), a company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patent-protected technology invented at New York University School of Medicine;

•MediBeacon, Inc. ("MediBeacon"), a company developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. This system (known as the MediBeacon Optical Renal Function Monitor system) uses an optical skin sensor combined with a proprietary agent that glows in the presence of light. It will be the first and only, non-invasive system to enable real-time, direct monitoring of renal function at point-of-care. On March 2, 2017, MediBeacon announced the successful completion of a real-time, point of care renal function clinical study on subjects with impaired kidney function at Washington University in St. Louis. On June 8, 2016, MediBeacon announced the completion of the acquisition of Mannheim Pharma & Diagnostics, a life science company based in Mannheim, Germany. Recently, MediBeacon announced a collaborative research project with scientists at Washington University School of Medicine in St. Louis, Missouri in a research project aimed at improving the understanding of childhood malnutrition and its related problems, including stunted growth. The work is funded by a Grand Challenges Explorations Phase II grant from the Bill & Melinda Gates Foundation to Washington University. It is a follow-up grant to work carried out through a Phase I Grand Challenges Explorations Award made in 2014. MediBeacon was also recently the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye. The focus of the NIH-supported project is to determine if a specific proprietary MediBeacon tracer agent when administered has the potential to provide additional clinical value versus the existing standard of care.

Further, on October 22, 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Device designation to the MediBeacon's Transdermal GFR Measurement System (TGFR). The device is intended to measure Glomerular Filtration Rate (GFR) in patients with impaired or normal renal function; and

•Triple Ring Technologies, a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Broadcasting Segment (HC2 Broadcasting Holdings, Inc.)

HC2 Broadcasting Holdings, Inc., ("HC2B" and together with its subsidiaries, "HC2 Broadcasting"), a majority-owned subsidiary of HC2 Holdings, Inc., is an owner and operator of broadcast TV stations throughout the U.S. HC2 Broadcasting was formed in late 2017 and has grown principally through acquisitions, with over 30 completed through December 31, 2019. HC2 Broadcasting’s objective is to build a comprehensive, nationwide over-the-air ("OTA") broadcast TV distribution platform that will reach the majority of the U.S. population when fully built, creating an avenue for high-end content providers to deliver their product OTA to more homes and, ultimately, mobile devices. HC2 Broadcasting’s stations will be interconnected to an internet protocol network backbone, which will allow HC2 Broadcasting to monitor and operate the stations remotely, resulting in significant cost efficiencies and redundancy.

As of December 31, 2019, HC2 Broadcasting operated approximately 195 stations, including 9 Full-Power stations, 51 Class A stations and 135 LPTV stations. By end of 2020, HC2 Broadcasting expects to operate over 250 stations, collectively able to broadcast over 1,500 sub-channels and reaching 100 markets between the U.S. and Puerto Rico, including 34 of the top 35 markets with over 100 stations concentrated in the top 35 markets. HC2 Broadcasting also owns approximately 200 construction permits for broadcast stations, a portion of which are expected to be selectively built and licensed over the next 24 months increasing HC2 Broadcasting’s footprint to approximately 130 markets.

In December 2017, HC2 Broadcasting also acquired Azteca America, formerly the US subsidiary of TV Azteca, S.A.B. de C.V. ("TV Azteca"), Mexico’s second largest broadcast network. Azteca America airs Spanish language programming targeting U.S. Hispanics. The majority of the network’s programming is provided by the former parent company under a multi-year Programming Licensing Agreement ("PLA"). As of December 31, 2019, Azteca America was carried on approximately 50 HC2 Broadcasting stations. HC2 Broadcasting has employees in the U.S. and contracted employees in Mexico under a Broadcast Services Agreement ("BSA") with TV Azteca dedicated to the operations of Azteca America.

Operating Broadcast Stations

Below are HC2 Broadcasting’s operating stations as of December 31, 2019, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	WTXX-LD	Full-Power Station (b)
		WKOB-LD	LPTV Station
		W28ES-D	LPTV Station
Los Angeles, CA	2	KSKJ-CD	Class A Station
		KHIZ-LD	LPTV Station
		KYAN-LD	LPTV Station
		KVTU-LD	LPTV Station
Chicago, IL	3	WPVN-CD	Class A Station
Philadelphia, PA	4	WPSJ-CD	Class A Station
		WDUM-LD	LPTV Station
		W36DO-D	LPTV Station
Dallas - Ft. Worth, TX	5	KAZD	Full-Power Station
		KNAV-LP	LPTV Station
		KHPK-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	6	KEMO-TV	Full-Power Station
		KQRO-LD	LPTV Station
		KFTY-LD	LPTV Station
Houston, TX	8	KYAZ	Full-Power Station
		KUVM-CD	Class A Station
		KUGB-CD	Class A Station
		KEHO-LD	LPTV Station
Atlanta, GA	10	WYGA-CD	Class A Station
		WUVM-LP	LPTV Station
		WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
		WIEF-LD	LPTV Station
Phoenix - Prescott, AZ	11	KMOH-TV	Full-Power Station
		KPDF-CD	Class A Station
		K18JL-D	LPTV Station
		KTVP-LD	LPTV Station
		KEJR-LD	LPTV Station
Tampa - St Petersburg - Sarasota, FL	12	WXAX-CD	Class A Station

		W15CM-D	LPTV Station
Detroit, MI	14	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Minneapolis - St. Paul, MN	15	K33LN-D	Class A Station
		KJNK-LD	LPTV Station
		K28PQ-D	LPTV Station
Miami - Ft. Lauderdale, FL	16	W16CC-D	LPTV Station
Denver, CO	17	K05MD-D	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	18	WFEF-LD	LPTV Station
Cleveland - Akron - Canton, OH	19	WQDI-LD	LPTV Station
		KONV-LD	LPTV Station
		WUEK-LD	LPTV Station
		WEKA-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KBTV-CD	Class A Station
		KAHC-LD	LPTV Station
		K04QR-D	LPTV Station
		KBIS-LD	LPTV Station
		KFMS-LD	LPTV Station
		KFKK-LD	LPTV Station
Charlotte, NC	21	W15EB-D	Class A Station
		WVEB-LD	LPTV Station
		WHEH-LD	LPTV Station
St. Louis, MO	23	K25NG-D	Class A Station
		KBGU-LP	LPTV Station
		KPTN-LD	LPTV Station
		WODK-LD	LPTV Station
		WLEH-LD	LPTV Station
Pittsburgh, PA	24	WWLM-CD	Class A Station
		WJMB-CD	Class A Station
		WMVH-CD	Class A Station
		WKHU-CD	Class A Station
		WWKH-CD	Class A Station
Indianapolis, IN	25	WSDI-LD	LPTV Station
Baltimore, MD	26	WQAW-LP	LPTV Station
Nashville, TN	28	WJFB	Full-Power Station
		WKUW-LD	LPTV Station
		WCTZ-LD	LPTV Station
San Diego, CA	29	KSKT-CD	Class A Station
Salt Lake City, UT	30	KPNZ	Full-Power Station
		KBTU-LD	LPTV Station
San Antonio, TX	31	K25OB-D	Class A Station
		KVDF-CD	Class A Station
		K17MJ-D	LPTV Station
		KOBS-LD	LPTV Station
		KSSJ-LD	LPTV Station
Kansas City, MO	32	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Hartford - New Haven, CT	33	WRNT-LD	LPTV Station
Columbus, OH	34	WDEM-CD	Class A Station
West Palm Beach - Ft. Pierce, FL	36	WWCI-CD	Class A Station
		WDOX-LD	LPTV Station
Las Vegas, NV	39	K36NE-D	Class A Station
		KNBX-CD	Class A Station
		KHDF-CD	Class A Station
		KVPX-LD	LPTV Station
		KEGS-LD	LPTV Station

Austin, TX	40	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Jacksonville, FL	41	WJXE-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WRCZ-LD	LPTV Station
Oklahoma City, OK	43	KOHC-CD	Class A Station
		KTOU-LD	LPTV Station
		KBZC-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	44	WUOA-LD	LPTV Station
Albuquerque - Santa Fe, NM	46	KQDF-LP	LPTV Station
Louisville, KY	48	W27DH-D	LPTV Station
New Orleans, LA	50	WTNO-LP	Class A Station
		WQDT-LD	LPTV Station
Memphis, TN	51	W15EA-D	Class A Station
		WPED-LD	LPTV Station
		WQEK-LD	LPTV Station
		KPMF-LD	LPTV Station
		WQEO-LD	LPTV Station
Buffalo, NY	52	WVTT-CD	Class A Station
		WWHC-LP	LPTV Station
Ft. Myers - Naples, FL	53	WGPS-LP	LPTV Station
Richmond - Petersburg, VA	54	WUDW-LD	LPTV Station
		WFWG-LD	LPTV Station
		WWBK-LD	LPTV Station
Fresno - Visalia, CA	55	KZMM-CD	Class A Station
		K17JI-D	Class A Station
Mobile, AL - Pensacola, FL	57	WEDS-LD	LPTV Station
Tulsa, OK	58	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Little Rock - Pine Bluff, AR	62	KWMO-LD	LPTV Station
		K23OW-D	LPTV Station
		KENH-LD	LPTV Station
Des Moines - Ames, IA	68	KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
		KRPG-LD	LPTV Station
Omaha, NE	71	KAJS-LD	LPTV Station
Wichita - Hutchinson, KS	72	KFVT-LD	LPTV Station
Charleston - Huntington, WV	74	WOCW-LD	LPTV Station
Columbia, SC	75	WDYH-LD	LPTV Station
Rochester - Mason City - Austin, NY	76	WGCE-CD	Class A Station
Flint - Saginaw - Bay City, MI	77	WFFC-LD	LPTV Station
		WFKB-LD	LPTV Station
		W35DQ-D	LPTV Station
Huntsville - Decatur - Florence, AL	78	W34EY-D	Class A Station
Madison, WI	81	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Waco - Temple - Bryan, TX	82	KAXW-LD	LPTV Station
		KZCZ-LD	LPTV Station
Harlingen - Weslaco - Brownsville - Mcallen, TX	83	KRZG-CD	Class A Station
		KNWS-LP	LPTV Station
		KAZH-LP	LPTV Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	84	W29CI-D	Class A Station
Champaign - Springfield - Decatur, IL	88	WCQA-LD	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	90	KWKB	Full-Power Station
Charleston, SC	91	WBSE-LD	LPTV Station
Chattanooga, TN	92	WYHB-CD	Class A Station
Myrtle Beach - Florence, SC	97	WLDW-LD	LPTV Station

Ft. Smith - Fayetteville - Springdale - Rogers, AR	101	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Boise, ID	102	K31FD-D	Class A Station
		K17ED-D	Class A Station
		KBKI-LD	LPTV Station
		KFLL-LD	LPTV Station
Evansville, IN	105	WUCU-LD	LPTV Station
Ft. Wayne, IN	110	WFWC-CD	Class A Station
		WCUH-LD	LPTV Station
		W30EH-D	LPTV Station
		W25FH-D	LPTV Station
		WODP-LD	LPTV Station
Tyler - Longview- Nacogdoches, TX	114	KDKJ-LD	LPTV Station
		KBJE-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	118	K33EJ-D	Class A Station
Macon, GA	119	W21DA-D	LPTV Station
Bakersfield, CA	125	K08MM-D	Class A Station
		KXBF-LD	LPTV Station
Santa Barbara - San Luis Obispo, CA	126	KVMM-CD	Class A Station
		KDFS-CD	Class A Station
		KSBO-CD	Class A Station
		KLDF-CD	Class A Station
		KQMM-CD	Class A Station
		KZDF-LP	LPTV Station
Wilmington, NC	127	WQDH-LD	LPTV Station
Corpus Christi, TX	128	KCCX-LP	LPTV Station
		KYDF-LP	LPTV Station
		K20JT-D	LPTV Station
		K29IP-D	LPTV Station
Columbus, GA - Opelika - Auburn, AL	130	W29FD-D	LPTV Station
Amarillo, TX	132	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
Palm Springs, CA	141	K21DO-D	Class A Station
Lubbock, TX	142	KNKC-LD	LPTV Station
Beaumont - Port Arthur, TX	143	KBMN-LD	LPTV Station
Joplin, MO - Pittsburg, KS	153	KPJO-LD	LPTV Station
		KRLJ-LD	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	174	WVDM-LD	LPTV Station
Jackson, TN	176	WYJJ-LD	LPTV Station
Bowling Green, KY	177	WKUT-LD	LPTV Station
		WCZU-LD	LPTV Station
Charlottesville, VA	182	WUDJ-LD	LPTV Station
Puerto Rico	NA	WOST	Full-Power Station
		WQQZ-CD	Class A Station
		WWKQ-LD	LPTV Station
		W20EJ-D	LPTV Station
		W27DZ-D	LPTV Station
(a) Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of December 31, 2019.
(b) WTXX-LD is an LPTV license broadcasting on full-power station WEDW, pursuant to a channel-sharing agreement. The station is currently broadcasting from Bridgeport, CT. An application for a DTS installation is pending approval by the FCC, enabling the station to broadcast from the Empire State Building in midtown Manhattan once approved.

Broadcast Operations

HC2 Broadcasting carries more than 70 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

Revenues

Network advertising revenue is generated primarily from the sale of television airtime for advertisements or paid programming. Network advertising inventory is sold in the upfront and scatter markets and is offered at market rates, based on a number of factors such as available inventory, network programming and ratings, and economic conditions. In the upfront market, advertisers buy advertising time for the upcoming season in advance. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run and varies quarter over quarter. In some cases, the network advertising sales are subject to impressions guarantees that require the Company to provide additional advertising time if the guaranteed audience levels are not achieved. Network advertising revenue is recognized when advertising spots are aired, and as impressions guarantees, if any, are achieved. Impressions are defined as the number of times that an advertisement is viewed by users. The achievement of performance guarantees is based on audience viewership from an independent research company. If there is a guarantee to deliver a targeted audience number of impressions, revenues are recognized based on the proportion of the audience impressions delivered to the total guaranteed in the contract.

For the local inventory the Company sells national spot advertising and local advertising. National spot advertising represents time sold to advertisers that advertise in more than one designated market area ("DMA"). Local advertising revenue is generated from local merchants and service providers. National and local advertising spots are generally sold without guaranteed ratings, and revenue is recognized when spots are aired.

In the normal course of business, the Company uses an intermediary or agent in executing transactions with third parties. When the intermediary or agent is determined to be the Company’s customer, the Company records revenue based on the amount it expects to receive from the agent, net of commissions.

Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales recognized by the third party. In a typical broadcast station revenue agreement, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees that we charge can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgments or estimates.

Network distribution revenue consists of fees charged and payments received from cable, satellite and other multiple video program distribution (“MVPD”) systems for their retransmission of our network content. The Company’s network is aired on MVPDs pursuant to multi-year carriage agreements that provide for the level of carriage that the Company’s network will receive. Carriage of the network is generally determined by package, such as whether the network is included in the more widely distributed, general entertainment packages offered or lesser-distributed, specialized packages, such as U.S. Hispanic-targeted or Spanish language package. Network distribution revenue is determined on the contractual rate-per-subscriber negotiated in the agreements, the average number of subscribers that receive content, and the market demand for the content that the Company provides. Network distribution fees received from cable and satellite MVPDs are recognized as revenue in the period that services are provided.

Strategy

HC2 Broadcasting’s strategy includes the following initiatives:

•HC2 Broadcasting is principally designed to be a nationwide OTA distribution platform, targeting the growing number of OTA households in the U.S.;

•HC2 Broadcasting's growing revenue source is from providing national carriage to content providers. Pricing carriage contracts is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market, as well as market supply and demand;

•Once all the operating stations are connected to HC2 Broadcasting's cloud-based IP backbone, HC2 Broadcasting's stations can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. Recent FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities in markets where HC2 Broadcasting operates Full-Power and Class A stations, thus allowing HC2 Broadcasting to operate these stations remotely at greater cost efficiency;

•As an anchor network tenant, Azteca America is distributed on the HC2 Broadcasting platform in 35+ markets;

•HC2 Broadcasting's major focus is to attract the highest quality content providers looking for nationwide distribution. With its national footprint and cloud-based infrastructure, HC2 Broadcasting also expects to realize premium pricing for content distribution; and

•HC2 Broadcasting's vision is to capitalize on the opportunities to bring valuable content to more viewers over-the-air and to position itself for the changing media landscape and to take advantage of the technology advances rapidly underway in the industry.

New Broadcast TV Technology: ATSC 3.0

In 2017, the FCC approved ATSC 3.0, next generation broadcast standards defining how television signals are broadcast and interpreted. ATSC 3.0 is an enhancement to previous broadcast standards, providing mobility, addressability, increased capacity, and IP connectivity. ATSC 3.0 merges linear and non-TV data services alongside OTA and over-the-top ("OTT"). Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to share data with devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 provides new emergency capabilities including advanced alerting functions which can provide evacuation routes and device wake-up features. All of these features will be available to mobile devices.

Employees

As of December 31, 2019, HC2 Broadcasting employed approximately 64 people across the U.S.

See Note 22. Operating Segment and Related Information for additional detail regarding HC2 Broadcasting's operating segment and financial information by geographic area.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth below. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2020 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

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

As a holding company, HC2's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2019, we had $11.6 million in cash and cash equivalents at the corporate level at HC2.

HC2’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $470.0 million in aggregate principal amount of 11.5% Senior Secured Notes due 2021 (the "Secured Notes"), $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to HC2. HC2’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by HC2, they have no obligation to make any funds available to HC2, whether in the form of loans, dividends, distributions or otherwise. The ability of HC2’s subsidiaries to distribute cash to it are and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, each of DBMG and GMSL are borrowers under credit facilities that restrict their ability to make distributions or loans to HC2. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to HC2. For additional information, See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources."

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2019, our total outstanding indebtedness was $839.3 million and the accrued value of our outstanding preferred stock was $26.5 million inclusive of shares held by our Insurance Company which are eliminated in consolidation. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•increased vulnerability to general adverse economic and industry conditions;
•higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;
•our Secured Notes are secured by substantially all of HC2’s assets and those of certain of HC2’s subsidiaries that have guaranteed the Secured Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;
•certain assets of our subsidiaries are pledged to secure their indebtedness, and those assets cannot be pledged to secure other financings;
•our having to divert a significant portion of our cash flow from operations to payments on our indebtedness and other arrangements, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•limiting our ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and
•placing us at a competitive disadvantage compared to our competitors that have less debt and fewer other outstanding obligations.

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

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss income attributable to HC2 of $31.5 million in 2019 and net income attributable to HC2 of $155.6 million in 2018, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $110.5 million in 2019 and $341.4 million in 2018.

We are dependent on Philip A. Falcone, our Chairman, CEO and President, and certain other key personnel, the loss or distraction of whom may adversely affect our financial condition or results of operations.

We believe that the future success of HC2 and its operating subsidiaries depends and will depend to a significant extent upon the performance of Philip A. Falcone, our Chairman, CEO and President, who has served as our Chairman, CEO and President since May 2014, as well as the services of other key personnel at HC2 and its operating subsidiaries, which may consist of a relatively small number of individuals that possess sales, marketing, engineering, financial, technical and other skills that are critical to the operation of our businesses. The executive management teams that lead our subsidiaries are also highly experienced and possess extensive skills in their relevant industries. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals, whether due to competition, distraction caused by personal matters or otherwise, could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder the ability of such businesses to effectively compete in the various industries in which we operate. Mr. Falcone is a named defendant in litigation in connection with certain personal financial matters. HC2 understands that Mr. Falcone continues to vigorously pursue his defense in connection with these matters which may be time consuming, may divert Mr. Falcone’s attention from management of our business and therefore may adversely affect our business, and could result in the loss of certain shares of his investment in HC2.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2019 and 2018, management concluded that our internal control over financial reporting was effective.

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
•translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars, our functional currency, upon consolidation; and
•planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

We face risks related to changes in U.S. trade policy arising from the current administration.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, the current administration has reached a new trade agreement with the governments of Canada and Mexico to replace the North American Free Trade Agreement ("NAFTA") with the United States-Mexico-Canada Agreement ("USMCA"). The USMCA maintains duty-free access for most products and leaves many key provisions of the NAFTA agreement intact. On January 29, 2020, following Congressional approval, President Trump signed an agreement with Mexico on the USMCA. The agreement remains subject to ratification by the government of Canada. The full impact of this agreement on us, our customers and on economic conditions is currently unknown. Furthermore, the current administration has threatened tougher trade terms with China and other countries. The current administration’s assertive trade policies could result in further conflicts with U.S. trading partners, affecting the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to utilize our NOL and other tax carryforward amounts, such as Section 163(j) disallowed interest carryforwards, to reduce taxable income in future years may be limited for various reasons. As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), the deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods. In addition, our ability to fully utilize these U.S. tax assets can be adversely affected by "ownership changes" within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). An ownership change is generally defined as a greater than a 50 percentage point increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Many major economies worldwide entered significant economic recessions in recent times and continue to experience economic weakness, with the potential for another economic downturn to occur. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We are subject to risks associated with our international operations.

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•political conditions and events, including embargo;
•changing regulatory environments, including as a result of Brexit;
•outbreaks of pandemic diseases or fear of such outbreaks;
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
•political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;
•fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;
•potential noncompliance with a wide variety of anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the "Bribery Act");

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

Furthermore, significant developments stemming from the current U.S. administration's trade policies could have a material adverse effect on us. For example, the administration has expressed a desire to alter existing trade agreements and proposed increases in tariffs on goods imported into the United States, particularly from China.” Further changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

Due to the fact that we have operations located within the United Kingdom (UK), our business and financial results may be negatively impacted as a result of the UK's exit from the European Union (EU), resulting primarily from (a) continued depression in the value of the GBP as compared to the USD; and (b) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere.

On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union (“Brexit”). Under the process for leaving the European Union contemplated in Article 50 of the Treaty on the Functioning of the European Union, the United Kingdom left the European Union on January 31, 2020 and entered an 11-month transitional period. During the transitional period, the United Kingdom and the European Union will negotiate the terms of their future relationship and during this period most European Union law will continue to apply to the United Kingdom. The full effect of Brexit is difficult to predict, however it could have a significant adverse impact on United Kingdom, European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. For example, following the UK’s vote to leave the EU in 2016, the value of the British pound ("GBP") incurred significant fluctuations. If the value of the GBP continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the USD, in accordance with US GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the GBP may also result in the imposition of price adjustments by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the changes in value of the GBP as compared to the Euro. There is no guarantee that an agreement between the United Kingdom and the European Union will be reached. A so-called "Hard Brexit," where no formal agreement is made between the EU and UK, could result in a continued deflation of the GBP, additional increases in prices, fees, taxes or tariffs applicable to goods that are bought and sold between the UK and Europe, and a negative impact on end markets in the UK as a result of declines in consumer sentiment or decreased immigration rates into the UK. Any of these results could have a material adverse effect on the business, revenues and financial condition of our UK and European operations.

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

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy. For example, our Marine Services segment announced the sale of its stake in Huawei Marine Networks Co., Limited (“HMN”), its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd. and on March 2, 2020, we announced that a subsidiary of GMH LLC, in which HC2 holds an approximate 73% equity interest, completed the sale of 100% of GMSL to an investment affiliate of J.F. Lehman & Company, LLC. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

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
•difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and
•the effect of and potential expenses under the labor, environmental and other laws and regulations of various jurisdictions to which the business acquired is subject.

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

As of December 31, 2019, HC2 has 46,810,676 issued and 46,067,852 outstanding shares of its common stock, and 26,500 shares of preferred stock issued and outstanding inclusive of shares held by our Insurance Company which are eliminated in consolidation. However, the Certificate of Incorporation authorizes our board of directors (the "HC2 Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

The issuance of additional shares of common stock or preferred stock may, among other things:

•significantly dilute the equity interest and voting power of all other stockholders;
•subordinate the rights of holders of our outstanding common stock and/or preferred stock if preferred stock is issued with rights senior to those afforded to holders of our common stock and/or preferred stock;
•trigger an adjustment to the price at which all or a portion of our outstanding preferred stock converts into our common stock, if such stock is issued at a price lower than the then-applicable conversion price;
•entitle our existing holders of preferred stock to purchase a portion of such issuance to maintain their ownership percentage, subject to certain exceptions;
•call for us to make dividend or other payments not available to the holders of our common stock; and
•cause a change in control of our company if a substantial number of shares of our common stock are issued and/or if additional shares of preferred stock having substantial voting rights are issued.

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

As of December 31, 2019, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into approximately 2.1 million shares of our common stock, excluding shares owned by our Insurance Company, which are eliminated in consolidation.

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
•outbreaks of pandemic diseases, including coronavirus, or fear of such outbreaks; and
•actions of our equity investors, including sales of our common stock by significant stockholders.

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
•requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

We are a “smaller reporting company” and we cannot be certain whether the reduced requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide market risk disclosures, a contractual obligations table in our management’s discussion and analysis of our financial condition and results of operations or selected financial data in our annual report. Additionally, as long as we continue to be a smaller reporting company, we may continue to use reduced compensation disclosure obligations. We will remain a smaller reporting company until the fiscal year following the determination that our public float is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are $100 million or more during the most recently completed fiscal year and our public float is $700 million or more measured on the last business day of our second fiscal quarter.

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Actions of activist stockholders, including a proxy contest, could be disruptive and potentially costly and the possibility that activist stockholders may contest, or seek changes that conflict with, our strategic direction could cause uncertainty about the strategic direction of our business. Such actions may also trigger a change in control under certain agreements to which the Company is party, which could materially and adversely affect our business.

On February 13, 2020, we received notice from Percy Rockdale LLC and its affiliates (collectively, “Percy Rockdale”) that it intends to nominate six individuals to stand for election as directors at our 2020 Annual Meeting of Stockholders. Subsequently, on February 18, 2020, Percy Rockdale issued a press release expressing certain concerns, including, among others, concerns with our long-term performance, strategy and management. Further, on March 13, 2020, Percy Rockdale filed a preliminary consent statement to solicit consents from stockholders for the removal of the Company’s Board of Directors and election of the Percy Rockdale nominees.

While we have conducted outreach to Percy Rockdale, no substantive discussions have taken place with Percy Rockdale with respect to their interest in, or concerns regarding, the Company. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of our stockholders, including Percy Rockdale, and we welcome constructive input from all stockholders toward the shared goal of enhancing stockholder value, activist campaigns that contest, or seek to change, our strategic direction could have an adverse effect on us because: (i) responding to actions by activist stockholders can disrupt our operations, be costly (resulting in significant professional fees and proxy solicitation expenses) and time-consuming, and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could materially and adversely affect our business, operating results and financial condition; (ii) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, cause concern to our stakeholders, including the current or potential customers of our operating segments, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and (iii) these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

In addition, under certain circumstances arising out of, or related to, certain actions of activist stockholders, including a proxy contest or consent solicitation, a change in a majority of our Board of Directors may trigger the requirement that we make an offer to redeem our shares of preferred stock at a price per share of preferred stock, equal to the greater of (i) the accrued value of the preferred stock, plus any accrued and unpaid dividends (to the extent not included in the accrued value of preferred stock), and (ii) the value that would be received if the share of preferred stock were converted into common stock, the occurrence of which could materially and adversely affect our business. In such instance, the Company cannot assure stockholders that it would be able to obtain the financing on commercially reasonable terms (if at all) to fund the offer to redeem all of the preferred stock. If any of these risks were to occur, our business, operating results and financial condition could be materially and adversely affected.

Risks Related to American Natural Energy

The adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles, may impact our business.

Programs and regulations that have the effect of encouraging the use of CNG as a vehicle fuel are subject to change, and could expire or be repealed or amended as a result of changes in federal, state or local political, social or economic conditions. In particular, the AFTC provided a tax credit worth $0.50 per gasoline gallon equivalent of compressed natural gas, or diesel gallon equivalent of liquefied natural gas, which our subsidiary ANG claimed for a portion of its fuel sales each year.  The AFTC tax credit has been used as an incentive for fleet operators to adopt natural gas vehicles, as it helped offset the incremental cost of a natural gas vehicle versus a similar gas- or diesel-powered version. The termination, modification or repeal of federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG as a vehicle fuel and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations may have an adverse impact on our business. As of the date of this filing, the U.S. Congress has passed an AFTC extension making the law effective through December 31, 2020.

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

As a result of the merger of KIC with and into CGI, the Insurance Company’s cash flow testing and premium deficiency reserve increased to $537.9 million which exceeded the December 31, 2014 amount of such reserve by $462.5 million. Because the balance is cumulative over the period at issue a decrease of approximately $462.5 million is required before any obligation existed to the Seller Parties under the earn-out.

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

Our Insurance segment cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, our Insurance segment remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, our Insurance segment bears credit risk with respect to its reinsurers. Our Insurance segment currently cedes material reinsurance obligations to Loyal American Life Insurance Company ("Loyal") (rated A by A.M. Best), Hannover Life Reassurance Company ("Hannover") (rated A+ by A.M. Best), GALIC (rated A by A.M. Best), Munich American Reassurance Company ("Munich") (rated A+), and Manhattan Life Assurance Company of America ("Manhattan") (rated B+). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover, GALIC, Munich, and Manhattan to pay under the terms of its reinsurance agreement with our Insurance segment could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

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

During 2019. the Insurance segment generated sufficient current year income to release the valuation allowance against its beginning of year deferred tax assets. In addition, the Insurance segment came out of a cumulative loss position and determined that it can rely upon projections of future income to support the realization of its deferred tax assets. The ultimate realizability of the deferred tax assets depends on the Insurance segment's ability to generate sufficient future taxable income and needs to be assessed at each balance sheet date.

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

On October 7, 2013, the New York State Department of Financial Services announced that Philip A. Falcone, now our Chairman, President and Chief Executive Officer, had committed not to exercise control, within the meaning of New York insurance law, of a New York-licensed insurer for seven years (the "NYDFS Commitment"). Mr. Falcone, who at the time of the NYDFS Commitment was the Chief Executive Officer and Chairman of the Board of HRG Group Inc. ("HGI"), also committed not to serve as an officer or director of certain insurance company subsidiaries and related subsidiaries of HGI or to be involved in any investment decisions made by such subsidiaries, and agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. However, it was also noted that in the event compliance with the NYDFS Commitment proves impracticable, including in the context of merger, acquisition or similar transactions, then the terms of the NYDFS Commitment may be reconsidered and modified or withdrawn to the extent determined to be appropriate by the NYDFS Insurance regulatory authorities. We may consider the NYDFS Commitment in the course of a review of any prospective acquisition of an insurance company or block of insurance business by us or our Insurance segment, increasing the risk that any such transaction may be disapproved, or that regulatory conditions will be applied to the consummation of such an acquisition which may adversely affect the economic benefits anticipated to be derived by us and/or our Insurance segment from such transaction.

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

The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders’ equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows. All of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

DBMG’s projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of two types of contract pricing approaches: fixed-price or cost-plus pricing. Under fixed-price contracts, DBMG performs its services and executes its projects at an established price, subject to adjustment only for change orders approved by the customer, and, as a result, it may benefit from cost savings but be unable to recover any cost overruns. If DBMG does not execute such a contract within cost estimates, it may incur losses or the project may be less profitable than expected. Historically, the majority of DBMG’s contracts have been fixed-price arrangements. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•failure to properly estimate costs of materials, including steel and steel components, engineering services, equipment, labor or subcontractors;
•costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price;
•unanticipated technical problems with the structures, equipment or systems we supply;
•unanticipated costs or claims, including costs for project modifications, customer-caused delays, errors or changes in specifications or designs, or contract termination;
•changes in the costs of materials, engineering services, equipment, labor or subcontractors;
•changes in labor conditions, including the availability and productivity of labor;
•productivity and other delays caused by weather conditions;
•failure to engage necessary suppliers or subcontractors, or failure of such suppliers or subcontractors to perform;
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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. Approximately $147.6 million, representing 29.7%, of DBMG’s backlog at December 31, 2019 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted.

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

At December 31, 2019, DBMG's backlog was $497.7 million, consisting of $329.7 million under contracts or purchase orders and $168.0 million under letters of intent or notices to proceed. Approximately $147.6 million, representing 29.7% of DBMG’s backlog at December 31, 2019, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

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
•the terms and conditions upon which it purchases products from its suppliers, including applicable exchange rates, transport costs and other costs, its suppliers’ willingness to extend credit to it to finance its inventory purchases and other factors beyond its control;
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

A portion of DBMG’s employees are represented by labor unions, and 19% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, but are currently being renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Risks Related to the Marine Services segment

The completion of the sale of the Company’s interest in the Huawei Marine Networks joint venture is subject to a number of conditions, which, if not fulfilled or not fulfilled in a timely manner, may prevent the transaction from being consummated.

On October 30, 2019, the Company’s Marine Services segment, Global Marine Group (“GMG”), through its indirect subsidiary, New Saxon 2019 Limited (“New Saxon”), announced New Saxon’s entry into an agreement to sell its interests in Huawei Marine Networks Co., Limited (“HMN”) to Hengtong Optic-Electric Co Ltd. (“Hengtong”) pursuant to a Sale and Purchase Agreement dated as of October 29, 2019 (the “SAPA”). Under the SAPA, the sale of GMG’s 49% interest in HMN will be effected in two tranches, with the sale of 30% of its interests in HMN anticipated to close early in the second quarter of 2020. The remaining 19% interest in HMN will be retained by New Saxon but subject to a put option agreement exercisable starting on the second year anniversary of the closing date of the sale of New Saxon’s 30% interest in HMN at a price equal to the greater of the share price paid for the 30% interest or fair market value.

The sale of the Company’s interest in HMN to Hengtong is subject to a number of closing conditions specified in the SAPA. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the SAPA and cause the sale not to be completed. For instance, there is no assurance that all closing conditions will be met, including that all necessary approvals or waivers required to close the transaction have been obtained. If the parties fail to obtain required approvals or waivers, or to meet other conditions necessary to complete the sale as set forth in the SAPA, the Company may not be able to close the sale and the Company may not realize the anticipated benefits to its business and financial condition.

Our participation in our current, or any future, joint investments could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition, and disputes between us and the relevant partners.

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

There are risks inherent in certain of the Company’s foreign joint ventures and investments, such as the risk that adverse changes in currency values or foreign regulations will diminish the value of these assets.

The HMN joint venture has operating activities or interests that are located outside the United States and therefore are subject to certain risks related to the indirect ownership and development of, or investment in, foreign subsidiaries. These risks include government expropriation and nationalization, adverse changes in currency values and foreign exchange controls, foreign taxes, U.S. taxes on the repatriation of funds to the United States, and other laws and regulations, both foreign and domestic, any of which may have a material adverse effect on the Company’s investments, financial condition, results of operations, or cash flows. In particular, given our investments in joint ventures in China, there are also substantial uncertainties regarding the interpretation, application and enforcement of China’s laws and regulations. The effectiveness of newly-enacted or amended laws or regulations in China may be delayed, resulting in detrimental reliance by foreign investors. Furthermore, new laws, regulations and government actions, both internationally and in the U.S., that affect existing and proposed future businesses in China may be applied retroactively and impact the Company’s investments and activities. The unpredictability of the interpretation and application of existing and new laws and regulations, in both China and in other countries, may raise additional challenges for us as the HMN joint venture in China develops and grows. Our failure to understand these laws or an unforeseen change in a law, or the application thereof, may have a material adverse effect on the Company’s investments, financial condition, results of operations, or cash flows.

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
•power loss; and
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

Following the completion of HC2 Broadcasting’s recent and pending acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. For example, prior to the completion of HC2 Broadcasting’s acquisition of Azteca America, we did not operate a Spanish-language broadcast network providing original content to the Hispanic audience in the United States. In addition, HC2 Broadcasting’s pending and completed acquisitions during 2019 expanded HC2 Broadcasting's network to 195 operational stations. In addition, Broadcasting owns approximately 200 construction permits, allowing for further build-out of coverage across the United States. This may add complexity to effectively overseeing, integrating and operating these assets.

Even if we successfully integrate these assets into our business and operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. The Company's estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. For example, with any past or future acquisition, there is the possibility that:

•we may not have implemented company policies, procedures and cultures, in an efficient and effective manner;
•we may not be able to successfully reduce costs, increase advertising revenue or audience share;
•we may fail to retain and integrate employees and key personnel of the acquired business and assets;
•our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;
•we may encounter unforeseen difficulties in extending internal control and financial reporting systems at the newly acquired business;
•we may fail to successfully implement technological integration with the newly acquired business or may exceed the capabilities of our technology infrastructure and applications;
•we may not be able to generate adequate returns;
•we may encounter and fail to address risks or other problems associated with or arising from our reliance on the representations and warranties and related indemnities, if any, provided to us by the sellers of acquired companies and assets;
•we may suffer adverse short-term effects on operating results through increased costs and may incur future impairments of goodwill associated with the acquired business;
•we may be required to increase our leverage and debt service or to assume unexpected liabilities in connection with our acquisitions; and
•we may encounter unforeseen challenges in entering new markets in which we have little or no experience.

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

The Federal Communications Commission ("FCC") could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

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

Broadcasting Licenses are issued by, and subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and license revocation or denial of license renewals.

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and Low Power Television ("LPTV") broadcast stations are scheduled to expire between 2020 and 2023; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has no pending renewal applications at the end of 2019, and will have 51 applications due in 2020. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

License Expirations. The Communications Act prohibits any licensed television station to remain silent for more than one year. We have purchased numerous stations whose on-air deadlines occurred in 2019. Building these stations before those deadlines has been extremely challenging, especially in the post-auction relocation environment, which is creating scarcity of industry equipment and labor, whcih has caused us to miss such deadlines for some stations. The FCC may extend these deadlines for reasons beyond the control of a station licensee, and has granted such extensions for reasons of equipment delivery delays or installation labor shortages due to the post-auction repack. However, it remains possible that we will not obtain such extensions for some stations, in which case those licenses will expire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in New York, New York. We lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; ANG is headquartered in Saratoga Springs, NY, and leases land for fueling stations across the U.S.; ICS is headquartered in Washington D.C., HC2 Broadcasting is headquartered in New York, New York and CGI is headquartered in Austin, Texas. As of December 31, 2019, total leased space approximates 862,033 square feet, and land leased for fueling stations of 1,600,182 square feet. See Note 15. Leases for annual lease costs. The Company has entered into operating and finance lease agreements primarily for land, office space, vessels, equipment and vehicles, expiring between 2020 and 2045. The operating leases expire at various times, with the longest commitment expiring in 2033. In addition, ANG and DBMG own operational facilities and sales offices throughout the United States totaling approximately 5,541,296 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

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

CGI Producer Litigation

On November 28, 2016, CGI, a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017, the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit.

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the Defendants). The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to Court approval. On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion was granted by the Southern District of Ohio on April 2, 2019. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action. The Court held a final settlement hearing on September 17, 2019. On October 7, 2019, the Court entered a final approval order certifying the class and approving the class settlement. On October 22, 2019, the Court granted Plaintiffs’ motion for attorney’s fees and costs. On October 25, 2019, the Court entered final judgment and closed the Ohio action. The case pending before the District of Nebraska was dismissed with prejudice on November 12, 2019, pursuant to the parties’ joint stipulation.

The Company and CGI sought defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015. GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA. On February 23, 2017, GAFRI answered CGI’s complaint, denying the allegations. The dispute is ongoing and CGI intends to continue to pursue its right to a defense and indemnity under the SPA regardless of the tentative settlement in the class action. Meanwhile, the parties’ continued settlement negotiations resulted in a settlement agreement in the Delaware action. The settlement agreement, which was contingent on the final approval of the class action settlement in the Ohio action, required CGI to contribute $250,000 to the settlement payment made by GAFRI in the class action. No further contributions to the class action settlement will be required of CGI. Once the class action settlement became final, CGI and GAFRI filed a joint stipulation to dismiss the Delaware action, which stipulation was entered by the Court on January 21, 2020. The Delaware action is now closed.

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

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint").  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On November 15, 2019, the parties filed definitive documentation in support of a proposed settlement of the action. On January 14, 2020, plaintiff filed an amended complaint restating and elaborating on the claims raised in the Complaint. The amended Complaint seeks compensatory and rescissory damages, as well as attorney’s fees and other relief.

On February 13, 2020, the Court held a settlement hearing to consider the proposed settlement and certain objections filed by two current DBMG stockholders. The Court expressed concerns about certain terms of the proposed settlement and the parties are considering how to address the Court’s concerns. There can be no assurance that any settlement will be resubmitted by the parties or that the Delaware Courts will approve any settlement proposed by the parties. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

HC2 common stock trades on the NYSE under the ticker symbol "HCHC".

Holders of Common Stock

As of February 29, 2019, HC2 had approximately 4,150 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

HC2 paid no dividends on its common stock in 2019 or 2018, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The Secured Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The DBMG Facility and the GMSL Facility contain similar covenants applicable to DBMG and GMSL, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 14. Debt Obligations to our consolidated financial statements for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the year ended December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Operations

Refer to Note 1. Organization and Business to our Consolidated Financial Statements for additional information.

Seasonality and Cyclical Patterns

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

Recent Developments

Acquisitions and Dispositions

Construction

The Company retained Jefferies & Co. to explore strategic options for DBMG, including a potential sale.

Marine Services

On October 30, 2019, our Marine Services segment announced the sale of its stake in Huawei Marine Networks Co., Limited (“HMN”), its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd.  The equity investment in HMN has contributed $5.0 million and $12.7 million in equity method income for the years ended December 31, 2019 and 2018, respectively. The sale of GMSL's interest values HMN at $285 million, and GMSL's 49% stake at approximately $140 million.

On January 30, 2020, the Company announced that, through its indirect subsidiary New Saxon 2019 Limited in which the Company indirectly holds an approximately 73% controlling interest, the Company has entered into a definitive agreement to sell 100% of the shares of GMSL to Trafalgar AcquisitionCo, Ltd. and an affiliate of J.F. Lehman & Company, LLC. The total base consideration will be $250 million, subject to customary purchase price adjustments, plus a potential earn-out of up to $12.5 million at such time, if any, as J.F. Lehman & Company, LLC and its investment affiliates achieve a specified multiple of their invested capital. The purchase price is subject to customary potential downward or upward post-closing adjustments based on net working capital, cash, unpaid transaction expenses, indebtedness and certain of the Company’s pre-closing paid capital expenditures. The SPA contains customary representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, purchaser will deposit (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, purchaser shall pay to the Company an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bond in connection with the Company’s bonding facility is released. The transaction closed on February 28, 2020. At the closing of the transaction, the purchaser directed £24.4 million of the base price to be paid to the trustee under the Global Marine Systems Pension Plan.

On March 2, 2020, HC2 provided notice (the “Asset Sale Redemption Notice”) to U.S. Bank National Association, as trustee (the “Trustee”), of its intent to use the net cash proceeds of the Sale to redeem $76.9 million aggregate principal amount of HC2’s 11.5% Senior Secured Notes due 2021, at a redemption price equal to 104.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date) to the redemption date of April 2, 2020. The redemption of the Notes will be made in accordance with the terms of the Indenture.

Energy

On June 14, 2019, ANG acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. ANG’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country.

Insurance

The Company is in advanced discussions for the potential divestiture of its 100%-owned indirect subsidiaries, Continental Insurance Group Ltd. and Continental General Insurance Company.

Broadcasting

During the year ended December 31, 2019 HC2 Broadcasting acquired a series of licenses for a total cash consideration of $20.5 million.

Life Sciences

On September 16, 2019, Pansend received a cash payment of $13.3 million, which was previously held in escrow, from the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. HC2 received a cash payment of $9.8 million from the release of the escrow.

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

Life Sciences

In June 2019, R2 converted a portion of the $1.7 million secured convertible notes into shares of R2 preferred equity. The remaining portion of the outstanding notes were repaid.

Broadcasting

On October 24, 2019, Broadcasting issued $78.7 million 364-day secured notes (the "2020 Notes"). The privately placed notes were comprised of a $36.2 million, 8.50%,tranche, funded by an affiliate of MSD Partners, L.P. (the “8.50%% Note due 2020”). The remaining $42.5 million, 10.50% tranche (the “10.50% Note due 2020”) was a modification of the existing 8.50%, 364-day Secured Note, with certain institutional investors. The 2020 Notes have a paid-in-kind ("PIK") coupon and mature in October 2020. The net proceeds from the financing were used to retire HC2 Broadcasting’s existing debt, as well as fund pending acquisitions, working capital and general corporate purposes. In connection with the issuance of the 10.50% Note due 2020, Broadcasting issued warrants to the same institutional investors to purchase 50,000 shares of common stock at $176.4 per share for a total purchase price of $8.8 million, or net settled, if exercised as of the issuance date, and as may be adjusted at any future exercise of the warrant pursuant to its terms. The warrant has a five-year term and is immediately exercisable.

As of December 31, 2018, there were $35.0 million of 8.50%, 364-day Secured Notes which were issued on August 7, 2018. The 364-day Secured Note was used to finance certain acquisitions and for general corporate purposes. In January 2019, the capacity of the 364-day Secured Note was increased by $15.0 million to $50.0 million and institutional investors funded $7.5 million of the 8.5% Notes bringing the total outstanding 8.5% Notes balance to $42.5 million, which were later modified by the 10.50% Note due 2020, as described above . In April 2019, an additional $0.7 million of notes were issued at 8.50% and later repaid in full with the proceeds from the issuance of the 8.50% Note due 2020. In May, August, and September of 2019, Broadcasting issued an additional $21.5 million of notes bearing interest of 8.50% that were repaid in full with the proceeds from the issuance of the 8.50% Note due 2020.

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

In March 2020, with the proceeds received from the sale of GMSL, the Company paid down its LIBOR plus 6.75% Line of Credit and issued a 30 days redemption notice for $76.9 million of its 11.50% Senior Secured Notes, due 2021.

Other

Energy

In December 2019, the U.S. Congress passed an alternative fuel tax credit ("AFTC") which will continue to support the use of natural gas. The AFTC is retroactive beginning January 2018 and extends through 2020. The legislation extends the $0.50 per gallon fuel credit/payment for the use of natural gas as a transportation fuel, and the Alternative Fuel Vehicle Refueling Property Credit, which extends the 30 percent/$30,000 investment tax credit for alternative vehicle refueling property. Net revenue after customer rebates for such credits recognized in 2019 was $10.6 million.

Tax Sharing Agreement

Under a tax sharing agreement, the Construction segment reimburses HC2 for use of its net operating losses. During the year ended December 31, 2019, HC2 received $14.5 million from its Construction segment under this tax sharing agreement.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue
Construction	$713.3	$716.4	$(3.1)
Marine Services	172.5	194.3	(21.8)
Energy	39.0	20.7	18.3
Telecommunications	696.1	793.6	(97.5)
Insurance	331.6	217.1	114.5
Broadcasting	41.8	45.4	(3.6)
Other	—	3.7	(3.7)
Eliminations (1)	(10.2)	(14.5)	4.3
Total net revenue	1,984.1	1,976.7	7.4

Income (loss) from operations
Construction	$45.1	$41.9	$3.2
Marine Services	(6.1)	(15.4)	9.3
Energy	10.1	(0.5)	10.6
Telecommunications	(1.8)	4.8	(6.6)
Insurance	37.3	1.8	35.5
Life Sciences	(8.9)	(13.8)	4.9
Broadcasting	(11.4)	(24.0)	12.6
Other	—	(2.5)	2.5
Non-operating Corporate	(25.0)	(33.6)	8.6
Eliminations (1)	(10.2)	(14.5)	4.3
Total income (loss) from operations	29.1	(55.8)	84.9

Interest expense	(95.1)	(75.7)	(19.4)
Gain on sale and deconsolidation of subsidiary	—	105.1	(105.1)
Income from equity investees	2.2	15.4	(13.2)
Gain on bargain purchase	1.1	115.4	(114.3)
Other income	6.0	77.9	(71.9)
(Loss) income from continuing operations	(56.7)	182.3	(239.0)
Income tax benefit (expense)	20.6	(2.4)	23.0
Net (loss) income	(36.1)	179.9	(216.0)
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	4.6	(17.9)	22.5
Net (loss) income attributable to HC2 Holdings, Inc.	(31.5)	162.0	(193.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	—	6.4	(6.4)
Net (loss) income attributable to common stock and participating preferred stockholders	$(31.5)	$155.6	$(187.1)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2019 and 2018, which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the year ended December 31, 2019 increased $7.4 million to $1,984.1 million from $1,976.7 million for the year ended December 31, 2018. The increase in revenue was driven by improvements in our Insurance and Energy segments. The increase in our Insurance segment, net of eliminations, was driven primarily by the KIC acquisition, which contributed additional net investment income and premiums, and a rotation into higher yielding investments, particularly mortgage loans and preferred stocks, and from higher average invested fixed maturity securities and mortgage loans. The increase in our Energy segment was largely driven by the AFTC related to the 2018 and 2019 CNG sales that was recognized in the fourth quarter of 2019 and included AFTC from the acquisition of the ampCNG stations. These increases were partially offset by a decrease in our Telecommunication segment, which can be attributed to changes in our customer mix, fluctuations in wholesale traffic volumes, and market pressures, and our Marine Services segment, driven by a decline in the volume of projects under execution across multiple reporting lines, including power cable repair in offshore renewables, telecom installation work, and a reduction in CWind Group revenue due to focusing on a mix of more profitable projects.

Income (loss) from operations: Income (loss) from operations for the year ended December 31, 2019 increased $84.9 million to income of $29.1 million from a loss of $55.8 million for the year ended December 31, 2018. The increase in income (loss) from operations was primarily driven by our Insurance segment, net of eliminations, due to the recent KIC acquisition, which contributed additional net investment income and premiums, net of additional policy benefits paid to policy holders, changes in reserves, and commissions. Further improvements to our comparable income from operations was the result of lower losses at our Broadcasting segment, mainly driven by cost cutting measures that resulted in a decrease in headcount and a decrease in associated compensation and overhead expenses, our Energy segment driven by the AFTC related to the 2018 and 2019 CNG sales that was recognized in the fourth quarter of 2019, and our Marine Services segment due to improved profitability from telecom maintenance zones and project work in the offshore power and offshore renewables end markets, as well as the benefit of improved vessel utilization. Additionally, the comparable period was impacted by higher than expected costs on a certain offshore power construction project that were not repeated in the current period.

Interest expense: Interest expense for the year ended December 31, 2019 increased $19.4 million to $95.1 million from $75.7 million for the year ended December 31, 2018. The increase was largely attributable to the additional interest and amortization of deferred financing fees driven by an increase in the aggregate principal amount of debt at our Non-operating Corporate and Construction segments.

Gain on sale and deconsolidation of subsidiary: Gain on sale and deconsolidation of subsidiary for the year ended December 31, 2018 was $105.1 million. The 2018 activity was attributable to the Life Sciences segment's sale of BeneVir in which the Company recorded a gain on the sale of $102.1 million in addition to the deconsolidation of 704Games in the third quarter of 2018, which resulted in a gain of $3.0 million. There was no comparable activity in the current year.

Income from equity investees: Income from equity investees for the year ended December 31, 2019 decreased $13.2 million to $2.2 million from $15.4 million for the year ended December 31, 2018. The decrease was largely due to lower equity method income recorded from our equity investment in Huawei Marine Networks ("HMN") and S.B. Submarine Systems ("SBSS").

Gain on bargain purchase: Gain on bargain purchase was $1.1 million and $115.4 million for the years ended December 31, 2019 and 2018, respectively. The gain on bargain purchase was driven by the Insurance Segment's acquisition of KIC in 2018 and subsequent purchase price allocation adjustments recorded in 2019. The gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance and a corresponding deferred tax position. More specifically, the gain on bargain purchase was largely driven by the following attributes: (i) the Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price; (ii) the reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018; and (iii) changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals.

Other income: Other income for the year ended December 31, 2019 decreased $71.9 million to $6.0 million from $77.9 million for the year ended December 31, 2018. During 2019, the Company recognized gains at our Life Sciences segment, driven by the MediBeacon equity transaction. During 2018, the Company reported the following events that did not occur in 2019 (i) sale of investment in INSG for a total consideration and net gain of $34.4 million, (ii) CGI recaptured two of their reinsurance treaties, in which a gain of $47.0 million was recognized, and (iii) $5.1 million loss on the extinguishment of debt at our Non-operating corporate and Broadcasting segments.

Income tax benefit (expense): Income tax benefit (expense) was a benefit of $20.6 million and an expense of $2.4 million for the year ended December 31, 2019 and 2018, respectively. The amount recorded primarily relates to the release of the Insurance segment’s valuation allowance previously recorded against its deferred tax assets. The Insurance segment is profitable in 2019 and in a three-year overall cumulative income position as of December 31, 2019. The profitability is driven by current year income associated with favorable claims and reserve development relative to expected. Further, unrealized gains from the investment portfolio continued to grow in 2019. The positive trend of profitability in 2018 and 2019 is expected to continue. As a result of the three-year cumulative income position and reliance upon future projections of income, the Insurance segment has released, in full, the $37.4 million valuation allowance as part of continuing operations. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Income tax expense was $2.4 million for the year ended December 31, 2018. The amount recorded primarily relates to separate state filings that do not have net operating losses available to offset income. In 2018, the Insurance segment acquired Humana’s long-term care business, Kanawha Insurance Company. The combined insurance entity generated a net operating loss for the year due to additional tax deductions related to increases in policy holder reserves. In addition, the bargain purchase gain is not taxable. This net operating loss was carried forward but had a valuation allowance. Additionally, the income tax expense generated from the sale of BeneVir in 2018 is offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale.

Preferred dividends, deemed dividends, and repurchase gains: Preferred dividends, and deemed dividends, and repurchase gains for the year ended December 31, 2019 decreased $6.4 million to zero compared to a loss of $6.4 million for the year ended December 31, 2018.  The decrease was driven by (i) deemed dividends associated with the issuance of the 7.5% Convertible Notes during 2018, in which the Company incurred a consent fee payable to preferred stockholders of $3.8 million (ii) the Insurance segment's purchase of 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount during 2019 and (iii) a decrease in the reported preferred stock dividends due to the elimination of the dividends paid on the portion of preferred stock owned by our Insurance segment in consolidation.

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets, (ii) lease termination costs, (iii) asset impairment expense, (iv) accretion of asset retirement obligations, and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Construction Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue	$713.3	$716.4	$(3.1)

Cost of revenue	572.3	600.4	(28.1)
Selling, general and administrative	79.8	66.9	12.9
Depreciation and amortization	15.5	7.4	8.1
Other operating (income) expense	0.6	(0.2)	0.8
Income from operations	$45.1	$41.9	$3.2

Net revenue: Net revenue from our Construction segment for the year ended December 31, 2019 decreased $3.1 million to $713.3 million from $716.4 million for the year ended December 31, 2018. The decrease was primarily driven by lower revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period. This was largely offset by DBMG’s acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018, and from higher revenues from our construction modeling and detailing business as a result of an increase in project work.

Cost of revenue: Cost of revenue from our Construction segment for the year ended December 31, 2019 decreased $28.1 million to $572.3 million from $600.4 million for the year ended December 31, 2018. The decrease was primarily driven by the timing of project activity on certain large commercial construction projects that are now at or near completion in the current period. This was partially offset by costs associated with the construction modeling and detailing business as a result of an increase in project work and increases as a result of the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Selling, general and administrative: Selling, general and administrative expenses from our Construction segment for the year ended December 31, 2019 increased $12.9 million to $79.8 million from $66.9 million for the year ended December 31, 2018. The increase was primarily due to headcount-driven increases in salary and benefits and an increase in operating expenses as a result of the acquisition of GrayWolf, which was acquired late in the fourth quarter of 2018.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the year ended December 31, 2019 increased $8.1 million to $15.5 million from $7.4 million for the year ended December 31, 2018. The increase was due to amortization of intangibles obtained through the acquisition of GrayWolf and assets placed into service in 2019.

Other operating (income) expense: Other operating (income) expense from our Construction segment for the year ended December 31, 2019 decreased by $0.8 million to a loss of $0.6 million from income of $0.2 million for the year ended December 31, 2018. The change was primarily due to the gains and losses on the sale of land and assets in the comparable periods.

Marine Services Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue	$172.5	$194.3	$(21.8)

Cost of revenue	127.1	163.0	(35.9)
Selling, general and administrative	25.8	20.2	5.6
Depreciation and amortization	25.7	27.2	(1.5)
Other operating income	—	(0.7)	0.7
Income (loss) from operations	$(6.1)	$(15.4)	$9.3

Net revenue: Net revenue from our Marine Services segment for the year ended December 31, 2019 decreased $21.8 million to $172.5 million from $194.3 million for the year ended December 31, 2018. The decrease was primarily driven by a decline in the volume of projects under execution across multiple reporting lines, including power cable repair in offshore renewables, telecom installation work, and a reduction in CWind Group revenue due to focusing on a mix of more profitable projects.

Cost of revenue: Cost of revenue from our Marine Services segment for the year ended December 31, 2019 decreased $35.9 million to $127.1 million from $163.0 million for the year ended December 31, 2018. The decrease was driven by the reduction in revenue, improved vessel utilization, and higher than expected costs on a certain power construction project in the comparable period that were not repeated.

Selling, general and administrative: Selling, general and administrative expenses from our Marine Services segment for the year ended December 31, 2019 increased $5.6 million to $25.8 million from $20.2 million for the year ended December 31, 2018. The increase was primarily due to higher disposition costs in the fourth quarter of 2019 related to the sale of the Marine Services segment. This was partially offset by a reversal of an accrual of bad debt expense in the current period due to a favorable receivable settlement during the quarter. See Note 24. Subsequent Events for the summary of the subsequent events.

Depreciation and amortization: Depreciation and amortization from our Marine Services segment for the year ended December 31, 2019 decreased $1.5 million to $25.7 million from $27.2 million for the year ended December 31, 2018. The decrease was largely attributable to the disposal of assets during the year.

Other operating income: Other operating income decreased $0.7 million from $0.7 million of income for the year ended December 31, 2018, as a result of an impairment expense recorded in 2019 due to the under-utilization of assets on one of the segment's barges.

Energy Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue	$39.0	$20.7	$18.3

Cost of revenue	17.1	11.2	5.9
Selling, general and administrative	4.9	4.0	0.9
Depreciation and amortization	6.9	5.5	1.4
Other operating expense	—	0.5	(0.5)
Income (loss) from operations	$10.1	$(0.5)	$10.6

Net revenue: Net revenue from our Energy segment for the year ended December 31, 2019 increased $18.3 million to $39.0 million from $20.7 million for the year ended December 31, 2018. The increase was primarily driven by the AFTC related to the 2018 and 2019 CNG sales that was recognized in the fourth quarter of 2019, inclusive of prior period AFTC at the acquired ampCNG stations which was also recognized in 2019. The increase was also driven by higher volume-related revenues from the recent acquisition of the ampCNG stations and growth in CNG sales volumes.

Cost of revenue: Cost of revenue from our Energy segment for the year ended December 31, 2019 increased $5.9 million to $17.1 million from $11.2 million for the year ended December 31, 2018. The increase was due to overall growth in volumes of gasoline gallons delivered and higher commodity and utility costs driven by the acquisition of ampCNG stations.

Selling, general and administrative: Selling, general and administrative expenses from our Energy segment for the year ended December 31, 2019 increased $0.9 million to $4.9 million from $4.0 million for the year ended December 31, 2018. The increase was driven by an increase in salaries and benefits largely due to the of the acquisition of ampCNG stations, which were acquired late in the second quarter of 2019, partially offset by a one-time expense in the prior year related to the abandonment of a station development project.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the year ended December 31, 2019 increased $1.4 million to $6.9 million from $5.5 million for the year ended December 31, 2018. The increase was due to additional depreciation and amortization from the recent acquisition of ampCNG stations.

Other operating expense: Other operating expense from our Energy segment was a loss of $0.5 million for the year ended December 31, 2018, driven by impairment of certain stations during the fourth quarter of 2018.

Telecommunications Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue	$696.1	$793.6	$(97.5)

Cost of revenue	684.9	779.1	(94.2)
Selling, general and administrative	8.2	9.4	(1.2)
Depreciation and amortization	0.3	0.3	—
Other operating expense	4.5	—	4.5
Income (loss) from operations	$(1.8)	$4.8	$(6.6)

Net revenue: Net revenue from our Telecommunications segment for the year ended December 31, 2019 decreased $97.5 million to $696.1 million from $793.6 million for the year ended December 31, 2018. The decrease can be attributed to changes in our customer mix, fluctuations in wholesale voice termination volumes and market pressures, which resulted in a decline in revenue contribution.

Cost of revenue: Cost of revenue from our Telecommunications segment for the year ended December 31, 2019 decreased $94.2 million to $684.9 million from $779.1 million for the year ended December 31, 2018. The decrease was directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributed to market pressures on call termination rates.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the year ended December 31, 2019 decreased $1.2 million to $8.2 million from $9.4 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in compensation expense due to headcount decreases and reductions in bad debt expense.

Other operating expense: $4.5 million of other operating expense for the year ended December 31, 2019 was driven by impairment of goodwill as a result of declining performance at the segment.

Insurance Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Life, accident and health earned premiums, net	$116.8	$94.4	$22.4
Net investment income	212.9	117.1	95.8
Net realized and unrealized gains on investments	1.9	5.6	(3.7)
Net revenue	331.6	217.1	114.5

Policy benefits, changes in reserves, and commissions	234.4	197.3	37.1
Selling, general and administrative	35.7	30.4	5.3
Depreciation and amortization	(23.1)	(12.4)	(10.7)
Other operating expense	47.3	—	47.3
Income from operations (1)	$37.3	$1.8	$35.5
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the year ended December 31, 2019 increased $22.4 million to $116.8 million from $94.4 million for the year ended December 31, 2018. The increase was primarily due to the premiums generated from the acquisition of KIC in 2018.

Net investment income: Net investment income from our Insurance segment for the year ended December 31, 2019 increased $95.8 million to $212.9 million from $117.1 million for the year ended December 31, 2018. The increase was primarily due to the income generated from the assets acquired in the KIC acquisition, higher average invested assets as a result of the reinvestment of premiums and investment income received, and to a lesser extent, rotation into higher-yielding investments.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the year ended December 31, 2019 decreased $3.7 million to $1.9 million from $5.6 million for the year ended December 31, 2018. The decrease was driven by smaller realized gains on bonds and common stocks, higher impairments, and losses on fair value changes on interest only bonds in 2019. The decrease was offset by overall improvement in fair value changes in equity securities and realized gains on mortgage loans in 2019.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the year ended December 31, 2019 increased $37.1 million to $234.4 million from $197.3 million for the year ended December 31, 2018. The increase was primarily driven by KIC, which generated policy benefits, changes in reserves, and commissions in the current year but was present for a shorter duration in 2018 due to the timing of the acquisition in August 2018. This was partially offset by current period reserve releases driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claim incidences and termination rates and estimates of benefits on open claims.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the year ended December 31, 2019 increased $5.3 million to $35.7 million from $30.4 million for the year ended December 31, 2018. The increase was driven by higher headcount, accounting, and consulting fees associated with the acquisition of KIC offset by a reduction in legal fees.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the year ended December 31, 2019 increased $10.7 million to $23.1 million from $12.4 million for the year ended December 31, 2018. The increase was driven by the increase in negative VOBA amortization largely due to the KIC acquisition. Amortization of negative VOBA reflects an increase to net income.

Other operating expense: $47.3 million of other operating expense for the year ended December 31, 2019 was driven by impairment of goodwill in the fourth quarter of 2019. The Insurance segment's operating entity, CGI, had a book value at December 31, 2019 of $503.6 million, inclusive of $198.9 million of AOCI. The increase in 2019 was largely driven by current year net income of $98.7 million, before the impact of the goodwill impairment, and an increase in AOCI of $288.0 million from December 31, 2018.

There were several factors that occurred in the fourth quarter of 2019, which impacted the fair value of the Insurance segment, primarily with respect to the future of the management fee agreement, along with our expectations of future dividends, after recent and ongoing discussions with our domestic regulator. While these factors do not have a major impact on the operations of the business, they do impact the ability to capture the value which is effectively trapped in the Insurance company.

As a result of the factors described above, our book value at CGI exceeded fair value, and the Company recognized a goodwill impairment charge of $47.3 million at our Insurance segment. Net income of CGI, after the impact of the goodwill impairment was $51.4 million for the year ended December 31, 2019. At December 31, 2019, after the impact of the goodwill impairment, the book value of CGI was $456.3 million, and we would expect additional book losses to the extent CGI is sold in the future.

Life Sciences Segment

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Selling, general and administrative	$8.6	$13.6	$(5.0)
Depreciation and amortization	0.3	0.2	0.1
Loss from operations	$(8.9)	$(13.8)	$4.9

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2019 decreased $5.0 million to $8.6 million from $13.6 million for the year ended December 31, 2018. The decrease was driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense in the prior period related to the performance of the segment. The decrease was also due to a reduction in costs associated with the sale of BeneVir in the second quarter of 2018.

Broadcasting

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Net revenue	$41.8	$45.4	$(3.6)

Cost of revenue	23.5	28.5	(5.0)
Selling, general and administrative	26.4	37.3	(10.9)
Depreciation and amortization	6.3	3.3	3.0
Other operating (income) expense	(3.0)	0.3	(3.3)
Loss from operations	$(11.4)	$(24.0)	$12.6

Net revenue: Net revenue from our Broadcasting segment for the year ended December 31, 2019 decreased $3.6 million to $41.8 million from $45.4 million for the year ended December 31, 2018. During the second half of 2018, the Broadcasting segment undertook targeted cost cutting measures, primarily at HC2 Network Inc. ("Network") where Broadcasting exited certain local business operations and made strategic changes to the programming mix. The decrease in net revenue was primarily due to lower local advertising sales as a result of such restructuring. This was partially offset by higher broadcast stations revenue associated with stations acquired during and subsequent to the comparable period.

Cost of revenue: Cost of revenue from our Broadcasting segment for the year ended December 31, 2019 decreased $5.0 million to $23.5 million from $28.5 million for the year ended December 31, 2018. The overall decrease was primarily driven by a reduction in audience measurement costs as a result of the exit of certain local markets which were unprofitable at Network and a decrease in programming costs due to changes in the programming mix referenced above, partially offset by higher cost of revenues associated with the growth of the Broadcast stations subsequent to the prior year.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the year ended December 31, 2019 decreased $10.9 million to $26.4 million from $37.3 million for the year ended December 31, 2018. The decrease was primarily due to a reduction in compensation costs, mainly driven by the cost cutting measures discussed above and lower legal expenses related to elevated acquisition-related expenses incurred in the prior period.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the year ended December 31, 2019 increased $3.0 million to $6.3 million from $3.3 million for the year ended December 31, 2018. The increase was driven by additional amortization of fixed assets and definite lived intangible assets which were acquired as part of transactions subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Broadcasting segment for the year ended December 31, 2019 increased $3.3 million to income of $3.0 million from expense of $0.3 million for the year ended December 31, 2018. The increase was driven by reimbursements from the Federal Communications Commission (the “FCC”), partially offset by the impairment of FCC licenses during 2019 resulting from strategic discussions to abandon certain licenses. The FCC requires certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under full power and Class A licenses and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.

Non-operating Corporate

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Selling, general and administrative	$24.9	$33.5	$(8.6)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(25.0)	$(33.6)	$8.6

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2019 decreased $8.6 million to $24.9 million from $33.5 million for the year ended December 31, 2018. The decrease was driven by reductions in bonus expense, consulting and professional service fees, and employee wage and benefits expenses.

The HC2 Compensation Committee establishes annual salary, cash and equity-based bonus arrangements for certain HC2 executive employees on an annual basis. In determining the amounts payable pursuant to such cash and equity-based bonus arrangements for these employees, the Company has historically measured the growth in the Company’s NAV in accordance with a formula established by HC2’s Compensation Committee ("Compensation NAV") in 2014. The Compensation NAV is generally determined by dividing the end of year Compensation NAV per share by the beginning year Compensation NAV per share and subtracting 1 from this amount (the "NAV Return"), and then subtracting the required threshold return rate from the NAV Return. The hurdle rate has consistently been set at 7%, and the plan allows for the share of up to 12% of growth over and above the hurdle rate.

HC2’s accrual for cash and equity-based bonus arrangements of HC2 executive employees as of December 31, 2019 and 2018 resulted in a $4.4 million decrease in expense recognized. These changes reflect the underlying performance in the Compensation NAV in the respective periods. In 2019 the NAV did not meet the hurdle rate, while in 2018 it grew approximately 21%.

For 2019, Compensation NAV did not meet the hurdle rate, and declined by 26.1%, resulting primarily from external events that occurred in the fourth quarter at our Insurance segment, with respect to our views on the future of the management fee agreement, along with our expectations of future dividends, after recent and ongoing discussions with our domestic regulator.

In accordance with the terms of the plan, this decline in Compensation NAV directly reduces the deferred cash compensation awarded in 2017 and 2018. The total reduction recognized in 2019 was $0.8 million, related to the claw back of a portion of the 2017 and 2018 awards which were unpaid as of December 31, 2019. In addition, the plan requires that future NAV growth continues to be determined using the high water mark based on the beginning Compensation NAV established at the beginning of 2019.

Income from Equity Investees

	Years Ended December 31,
	2019	2018	Increase / (Decrease)
Construction	$—	$(0.2)	$0.2
Marine Services	5.6	19.7	(14.1)
Life Sciences	(3.4)	(4.0)	0.6
Other	—	(0.1)	0.1
Income from equity investees	$2.2	$15.4	$(13.2)

Marine Services: Income from equity investees within our Marine Services segment for the year ended December 31, 2019 decreased $14.1 million to $5.6 million from $19.7 million for the year ended year ended December 31, 2018. The decrease was driven by HMN, due to lower revenues on large turnkey projects underway than in the comparable period. The equity investment in HMN has contributed $5.0 million and $12.7 million in income from equity investees for the years ended December 31, 2019 and 2018, respectively. Further contributing to the reduction in income were losses at SBSS from a loss contingency related to ongoing legal disputes and lower vessel utilization.

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2019 decreased $0.6 million to $3.4 million from $4.0 million for the year ended December 31, 2018. The decrease in losses were largely due to lower equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials and revenue from a licensing agreement which did not occur in the comparable periods.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, and FCC reimbursements; asset impairment expense, interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; and acquisition and disposition costs.

(in millions)	Year ended December 31, 2019
	Core Operating Subsidiaries				Early Stage & Other			Non-operating Corporate	HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Elimination
Net loss attributable to HC2 Holdings, Inc.									$(31.5)
Less: Net Income attributable to HC2 Holdings Insurance segment									59.4
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									(8.9)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$24.7	$(2.6)	$4.2	$(1.4)	$(0.2)	$(18.5)	$(0.6)	$(87.6)	$(82.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	15.5	25.7	6.9	0.3	0.3	6.3	—	0.1	55.1
Depreciation and amortization (included in cost of revenue)	9.1	—	—	—	—	—	—	—	9.1
Amortization of equity method fair value adjustment at acquisition	—	(1.5)	—	—	—	—	—	—	(1.5)
Asset impairment expense	—	0.6	—	4.5	—	2.6	—	—	7.7
Other operating (income) expenses	0.5	(0.6)	—	—	—	(5.5)	—	—	(5.6)
Interest expense	9.3	4.7	3.5	—	—	9.6	—	68.4	95.5
Other (income) expense, net	(1.6)	(0.8)	1.3	—	(8.6)	2.7	0.6	2.3	(4.1)
Net loss (gain) on contingent consideration	—	—	—	(0.4)	—	—	—	—	(0.4)
Foreign currency (gain) loss (included in cost of revenue)	—	0.4	—	—	—	—	—	—	0.4
Income tax (benefit) expense	10.9	(0.4)	(0.8)	—	—	(1.5)	—	(8.1)	0.1
Noncontrolling interest	2.0	(1.2)	1.8	—	(3.4)	(3.8)	—	—	(4.6)
Share-based payment expense	—	1.6	—	—	0.1	0.6	—	5.5	7.8
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	5.3	4.8	0.1	0.4	—	1.2	—	1.5	13.3
Adjusted EBITDA	$75.7	$30.7	$17.0	$3.4	$(11.8)	$(6.3)	$—	$(17.9)	$90.8

Total Core Operating Subsidiaries	$126.8

(in millions)	Year ended December 31, 2018
	Core Operating Subsidiaries				Early Stage & Other			Non-operating Corporate	HC2
	Construction	Marine Services	Energy	Telecom	Life Sciences	Broadcasting	Other and Elimination
Net Income attributable to HC2 Holdings, Inc.									$162.0
Less: Net Income attributable to HC2 Holdings Insurance segment									165.2
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment									19.2
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$27.7	$0.3	$(0.9)	$4.6	$65.2	$(34.5)	$(2.9)	$(81.9)	$(22.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.4	27.2	5.5	0.3	0.2	3.3	0.1	0.1	44.1
Depreciation and amortization (included in cost of revenue)	7.0	—	—	—	—	—	—	—	7.0
Amortization of equity method fair value adjustment at acquisition	—	(1.5)	—	—	—	—	—	—	(1.5)
Asset impairment expense	—	—	0.7	—	—	0.3	—	—	1.0
Other operating (income) expenses	(0.2)	(0.7)	(0.2)	—	—	—	—	—	(1.1)
Interest expense	2.6	4.8	1.6	—	—	9.5	—	57.1	75.6
Loss on early extinguishment or restructuring of debt	—	—	—	—	—	2.6	—	2.5	5.1
Net loss (gain) on contingent consideration	—	0.8	—	—	—	—	—	—	0.8
Other (income) expense, net	(2.6)	(1.8)	0.3	0.1	—	1.5	4.6	(4.8)	(2.7)
Gain on sale and deconsolidation of subsidiary	—	—	—	—	(102.1)	—	(1.6)	—	(103.7)
Foreign currency (gain) loss (included in cost of revenue)	—	0.1	—	—	—	—	—	—	0.1
Income tax (benefit) expense	11.9	0.2	(1.1)	—	—	(1.0)	(1.6)	(6.6)	1.8
Noncontrolling interest	2.2	—	(0.4)	—	19.1	(1.9)	(1.1)	—	17.9
Bonus to be settled in equity	—	—	—	—	—	—	—	2.0	2.0
Share-based payment expense	—	1.9	—	—	0.2	1.6	0.3	5.0	9.0
Non-recurring items	—	—	—	—	—	—	—	—	—
Acquisition and disposition costs	4.9	1.4	—	0.3	2.5	1.7	—	0.7	11.5
Adjusted EBITDA	$60.9	$32.7	$5.5	$5.3	$(14.9)	$(16.9)	$(2.2)	$(25.9)	$44.5

Total Core Operating Subsidiaries	104.4

Construction: Net income from our Construction segment for the year ended December 31, 2019 decreased $3.0 million to $24.7 million from $27.7 million for the year ended December 31, 2018. Adjusted EBITDA from our Construction segment for the year ended December 31, 2019 increased $14.8 million to $75.7 million from $60.9 million for the year ended December 31, 2018. The increase in Adjusted EBITDA was driven by the acquisition of GrayWolf.

Marine Services: Net income (loss) from our Marine Services segment for the year ended December 31, 2019 decreased $2.9 million to a loss of $2.6 million from income of $0.3 million for the year ended December 31, 2018. Adjusted EBITDA from our Marine Services segment for the year ended December 31, 2019 decreased $2.0 million to $30.7 million from $32.7 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was driven by a decline in income from equity method investees, due to HMN driven by lower revenues on large turnkey projects underway than in the comparable period, and losses at SBSS from a loss contingency related to ongoing legal disputes and lower vessel utilization. Largely offsetting these losses was higher gross profit as a result of improved profitability from telecom maintenance zones and project work in the offshore power and offshore renewables end markets, as well as the benefit of improved vessel utilization. Additionally, the comparable period was impacted by higher than expected costs on a certain offshore power construction project that were not repeated in the current period.

Energy: Net income (loss) from our Energy segment for the year ended December 31, 2019 increased by $5.1 million to income of $4.2 million from a loss of $0.9 million for the year ended December 31, 2018. Adjusted EBITDA from our Energy segment for the year ended December 31, 2019 increased $11.5 million to $17.0 million from $5.5 million for the year ended December 31, 2018. The increase in Adjusted EBITDA was primarily driven by the AFTC recognized in the fourth quarter of 2019 attributable to 2018 and 2019 and higher volume-related revenues from the recent acquisition of the ampCNG stations and growth in CNG sales volumes. The increase was also driven by Partially offsetting these increases were higher selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.

Telecommunications: Net income (loss) from our Telecommunications segment for the year ended December 31, 2019 decreased by $6.0 million to a loss of $1.4 million from income of $4.6 million for the year ended December 31, 2018. Adjusted EBITDA from our Telecommunications segment for the year ended December 31, 2019 decreased $1.9 million to $3.4 million from $5.3 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was primarily due to both a decline in revenue and the contracting of call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases and reductions in bad debt expense.

Life Sciences: Net income (loss) from our Life Sciences segment for the year ended December 31, 2019 decreased $65.4 million to a loss of $0.2 million from income of $65.2 million for the year ended December 31, 2018. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2019 decreased $3.1 million to $11.8 million from $14.9 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA loss was primarily driven by comparably fewer expenses at the Pansend holding company, which incurred additional compensation expense in the prior period related to the performance of the segment. The decrease was also due to a reduction in costs associated BeneVir, which was sold in the second quarter of 2018.

Broadcasting: Net loss from our Broadcasting segment for the year ended December 31, 2019 decreased $16.0 million to $18.5 million from $34.5 million for the year ended December 31, 2018. Adjusted EBITDA loss from our Broadcasting segment for the year ended December 31, 2019 decreased $10.6 million to $6.3 million from $16.9 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA loss was primarily driven by the reduction in costs as the segment exited certain local markets which were unprofitable at Network, partially offset by higher overhead expenses associated with the growth of the Broadcast stations subsequent to the prior year.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the year ended December 31, 2019 increased $5.7 million to $87.6 million from $81.9 million for the year ended December 31, 2018. Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2019 decreased $8.0 million to $17.9 million from $25.9 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA loss was primarily attributable to reductions in bonus expense and other general and administrative expenses as previously described.

(in millions):	Year ended December 31,
	2019	2018	Increase / (Decrease)
Construction	$75.7	$60.9	$14.8
Marine Services	30.7	32.7	(2.0)
Energy	17.0	5.5	11.5
Telecommunications	3.4	5.3	(1.9)
Total Core Operating Subsidiaries	126.8	104.4	22.4

Life Sciences	(11.8)	(14.9)	3.1
Broadcasting	(6.3)	(16.9)	10.6
Other and Eliminations	—	(2.2)	2.2
Total Early Stage and Other	(18.1)	(34.0)	15.9

Non-Operating Corporate	(17.9)	(25.9)	8.0
Adjusted EBITDA	$90.8	$44.5	$46.3

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

Management defines Insurance AOI as Net income for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; gain on bargain purchase, gain on reinsurance recaptures; and acquisition costs. Management defines Pre-tax Insurance AOI as Insurance AOI adjusted to exclude the impact of income tax (benefit) expense recognized during the current period. Management believes that Insurance AOI and Pre-tax Insurance AOI provide meaningful financial metrics that help investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Year ended December 31,
	2019	2018	Increase / (Decrease)
Net income - Insurance segment	$59.4	$165.2	$(105.8)
Effect of investment (gains) (1)	(1.9)	(5.6)	3.7
Asset impairment expense	47.3	—	47.3
Gain on bargain purchase	(1.1)	(115.4)	114.3
Gain on reinsurance recaptures	—	(47.0)	47.0
Acquisition costs	2.1	2.8	(0.7)
Insurance AOI	105.8	—	105.8
Income tax expense (benefit)	(20.1)	0.6	(20.7)
Pre-tax Insurance AOI	$85.7	$0.6	$85.1
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2019 and 2018. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the year ended December 31, 2019 decreased $105.8 million to $59.4 million from $165.2 million for the year ended December 31, 2018. Pre-tax Insurance AOI for the year ended December 31, 2019 increased $85.1 million to $85.7 million from $0.6 million for year ended December 31, 2018. The increase was primarily driven by the incremental net investment income and policy premiums from the KIC block acquisition and higher net investment income from the legacy CGI block driven by both the growth and mix of the investment portfolio, including premium reinvestment and rotation into higher yield assets. In addition, there was a decrease in policy benefits, changes in reserves, and commissions related to current period reserve adjustments driven by higher mortality and policy terminations, an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented, and favorable developments in claims activity. This was partially offset by an increase in selling, general and administrative expenses, primarily attributable to headcount additions related to the KIC acquisition.

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

Construction Segment

At December 31, 2019, DBMG's backlog was $497.7 million, consisting of $329.7 million under contracts or purchase orders and $168.0 million under letters of intent or notices to proceed. Approximately $147.6 million, representing 29.7% of DBMG’s backlog at December 31, 2019, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

DBMG's backlog at December 31, 2018 was $528.5 million, consisting of $420.8 million under contracts or purchase orders and $107.7 million under letters of intent or notices to proceeds.

Marine Services Segment

At December 31, 2019, GMSL's backlog stood at $377.4 million, inclusive of $296.1 million of signed contracts and customer-approved change orders and $81.3 million of on-site repair estimates associated with its long-term maintenance contracts. Approximately $277.7 million. representing 73.6% of GMSL's backlog at December 31, 2019 was attributable to three multi-year telecom maintenance contracts which will naturally burn through to revenue as the contracts run off. GMSL's reported backlog may not be converted to revenue in any particular period and actual revenue may not equal its backlog. Therefore, GMSL's backlog may not be indicative of the level of its future revenues.

At December 31, 2018, GMSL's backlog stood at $483.4 million, inclusive of $393.0 million of signed contracts and customer-approved change orders and $90.4 million of on-site repair estimates associated with its long-term maintenance contracts.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, Convertible Notes, and its Revolving Credit Agreement (each as defined below), dividend payments on its Preferred Stock and recurring operational expenses.

As of December 31, 2019, the Company had $239.0 million of cash and cash equivalents compared to $325.0 million as of December 31, 2018. On a stand-alone basis, as of December 31, 2019, HC2 had cash and cash equivalents of $11.6 million compared to $6.5 million at December 31, 2018. At December 31, 2019, cash and cash equivalents in our Insurance segment was $170.5 million compared to $283.3 million at December 31, 2018.

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

As of December 31, 2019, the Company had $870.7 million of indebtedness on a consolidated basis compared to $781.0 million as of December 31, 2018. On a stand-alone basis, as of December 31, 2019 and December 31, 2018, HC2 had indebtedness of $540.0 million and $525.0 million, respectively.

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

HC2 received $39.8 million, $16.3 million, and $1.0 million in dividends and tax share from its Construction, Telecommunications and Life Sciences segments during the year ended December 31, 2019.

HC2 received $11.5 million in net management fees during the year ended December 31, 2019, related to fees earned in the fourth quarter of 2018 and 2019.

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

Capital Expenditures

Capital expenditures for the years ended December 31, 2019 and 2018 are set forth in the table below (in millions):

	Years Ended December 31,
	2019	2018
Construction	$9.8	$14.9
Marine Services	15.6	21.7
Energy	1.1	1.5
Telecommunications	—	0.1
Insurance	0.6	0.3
Life Sciences	0.1	—
Broadcasting	14.2	1.1
Non-operating Corporate	—	0.1
Total	$41.4	$39.7

Indebtedness

Non-Operating Corporate

In November 2018, the Company repaid its 11.0% Notes, and issued $470.0 million aggregate principal amount of 11.5% senior secured notes due 2021 (the "Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"). In April 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC.

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

Collateral. The Secured Notes are secured by a first priority lien on substantially all of the Company’s assets (except for certain "Excluded Assets," and subject to certain "Permitted Liens," each as defined in the Secured Indenture), including, without limitation:

•all equity interests owned by the Company or a Subsidiary Guarantor (which, in the case of any equity interest in a foreign subsidiary, will be limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary) and the related rights and privileges associated therewith (but excluding Equity Interests of Insurance Subsidiaries (as defined in the Secured Indenture), to the extent the pledge thereof is deemed a "change of control" under applicable insurance regulations);
•all equipment, goods and inventory owned by the Company or a Subsidiary Guarantor;
•all cash and investment securities owned by the Company or a Subsidiary Guarantor;
•all documents, books and records, instruments and chattel paper owned by the Company or a Subsidiary Guarantor;
•all general intangibles owned by the Company or a Subsidiary Guarantor; and
•any proceeds and supporting obligations thereof.

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

Revolving Credit Agreement
Lender. MSD PCOF Partners IX, LLC (“MSD”)

Ranking. Obligations under the Revolving Credit Agreement constitute a First-Out Debt, as defined in the Senior Indenture, and are secured on a pari passu basis with the Secured Notes.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

Construction

The Wells Fargo Facility and the TCW Loan associated with our Construction segment contain customary restrictive and financial covenants related to debt levels and performance. As of December 31, 2019, DBMG was in compliance with all of the financial covenants to its debt agreements.

See Note 14. Debt Obligations to the Consolidated Financial Statements for additional details regarding the Company's indebtedness.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2019, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2019, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of December 31, 2019, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2019, that the Company will not permit the Fixed Charge Coverage Ratio (as defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (as defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year. As of December 31, 2019 the Company was in compliance.

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

The Company intends to conduct its operations in a manner that will result in continued compliance with the Secured Indenture; however, compliance with certain financial covenants for future periods may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Years Ended December 31,		Increase / (Decrease)
	2019	2018
Operating activities	$110.5	$341.4	$(230.9)
Investing activities	(263.7)	(224.6)	(39.1)
Financing activities	62.4	115.2	(52.8)
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.5)	1.5
Net decrease in cash,cash equivalents and restricted cash	$(89.8)	$231.5	$(321.3)

Operating Activities

Cash provided by operating activities was $110.5 million for the year ended December 31, 2019 as compared to cash provided by operating activities of $341.4 million for the year ended December 31, 2018. The $230.9 million decrease was the result of the recapture of reinsurance treaties by our Insurance segment in 2018 and was offset in part by improved performance of the Insurance segment subsequent to the KIC acquisition, significant reduction of losses at the Broadcasting segment driven by the cost cutting measures, and an increase in the working capital at our Telecommunications segments.

Investing Activities

Cash used in investing activities was $263.7 million for the year ended December 31, 2019 as compared to cash used in investing activities of $224.6 million for the year ended December 31, 2018. The $39.1 million increase in cash used was a result of (i) an increase in net cash spent at our Insurance segment driven by purchases of investments from the residual cash received from the KIC acquisition and reinsurance recaptures in 2018, (ii) a decrease in cash proceeds received at our Life Sciences segment, from the 2018 upfront payment and 2019 escrow release related to the sale of BeneVir in the prior period, and (iii) an increase in cash used at our Energy segment to acquire ampCNG stations in 2019. These decreases were largely offset by a reduction in cash used by our Construction segment, driven by the acquisition of GrayWolf in 2018, and a reduction in cash used by our Broadcasting segment as less cash was used on its acquisitions in the current year compared to 2018.

This was largely offset by a reduction in net cash used by the Insurance segment's purchases of investments, as in the prior period the Insurance segment purchased investments from the cash received from the acquisition of KIC.

Financing Activities

Cash provided by financing activities was $62.4 million for the year ended December 31, 2019 as compared to $115.2 million for the year ended December 31, 2018. The $52.8 million decrease was a result of a decrease in net borrowings by the Construction and Broadcasting segments, and offset in part by the increase in net borrowings by the Energy segment and Corporate segment, and a decline in cash paid to noncontrolling interest holders driven by the proceeds from our Life Sciences segment's sale of BeneVir in 2018.

Other Invested Assets

Carrying values of other invested assets were as follows (in millions):

	December 31, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common stock	$—	$2.4	$—	$2.1
Preferred stock	—	16.1	1.6	9.6
Other	—	66.5	—	59.2
Total	$—	$85.0	$1.6	$70.9

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2019 debt balance, DBMG anticipates that its interest payments will be approximately $2.0 million each quarter of 2020.

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

Market environment

As of December 31, 2019, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

Dividend Limitations

CIG's insurance subsidiary is subject to Texas statutory provisions that restrict the payment of dividends. The maximum amount of dividends which can be paid to stockholders by life insurance companies domiciled in the State of Texas without prior approval of the Insurance Commissioner is the greater of 10% of surplus as regards to policyholders or net gain on operations as of the preceding year end, but only to the extent of earned surplus as of the preceding year end. The maximum amount of dividends payable in 2019 and 2018 without prior approval was $0 based on statutory earned deficit.

In addition to the limitations noted above, laws and regulations require, among other items, that the CIG’s insurance subsidiary maintain minimum solvency requirements, which may limit the amount of dividends this subsidiary can pay.

Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2019, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

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

Investments

At December 31, 2019 and December 31, 2018, CIG’s investment portfolio is comprised of the following (in millions):

	December 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$7.7	0.2%	$25.4	0.7%
States, municipalities and political subdivisions	440.1	9.9%	421.9	11.0%
Residential mortgage-backed securities	66.9	1.5%	94.4	2.5%
Commercial mortgage-backed securities	109.4	2.5%	93.9	2.5%
Asset-backed securities	577.8	13.1%	511.5	13.4%
Corporate and other (*)	2,866.8	64.8%	2,250.5	58.8%
Common stocks (*)	25.6	0.6%	25.5	0.7%
Perpetual preferred stocks	118.9	2.7%	240.9	6.3%
Mortgage loans	183.5	4.1%	137.6	3.6%
Policy loans	19.1	0.4%	19.8	0.5%
Other invested assets	7.2	0.2%	—	—%
Total	$4,423.0	100.0%	$3,821.4	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	December 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,954.9	48.1%	$1,742.4	51.4%
BBB	1,834.5	45.1%	1,444.1	42.5%
Total investment grade	3,789.4	93.2%	3,186.5	93.9%
BB	210.7	5.2%	143.8	4.2%
B	18.0	0.4%	14.7	0.4%
CCC, CC, C	37.9	0.9%	44.4	1.3%
D	12.7	0.3%	8.2	0.2%
Total non-investment grade	279.3	6.8%	211.1	6.1%
Total	$4,068.7	100.0%	$3,397.6	100.0%

Off-Balance Sheet Arrangements

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received a favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners ("HCP"), a related party, as disclosed in Note. 21. Related Parties. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at December 31, 2019 included letters of credit of $9.1 million under Credit and Security Agreements and performance bonds of $106.0 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. See Note 16. Income Taxes, to the "Notes to Consolidated Financial Statements" for further information.

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

See also Note 11. Goodwill and Intangibles, net, net, to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Refer to Note 2. Summary of Significant Accounting Policies for New Accounting Pronouncements to be Adopted Subsequent to December 31, 2019.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 21. Related Parties to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Annual Report on Form 10-K.

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

HC2 Holdings, Inc. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;
•our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;
•the impact of catastrophic events including natural disasters, pandemic illness and the outbreak of war or acts of terrorism;
•our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indenture governing HC2’s Notes, the Certificates of Designation governing HC2’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 14. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
•our dependence on certain key personnel, in particular, our Chief Executive Officer, Philip Falcone;
•uncertain global economic conditions in the markets in which our operating segments conduct their businesses;
•the ability of our operating segments to attract and retain customers;
•increased competition in the markets in which our operating segments conduct their businesses;
•our expectations regarding the timing, extent and effectiveness of our cost reduction initiatives and management’s ability to moderate or control discretionary spending;
•management’s plans, goals, forecasts, expectations, guidance, objectives, strategies and timing for future operations, acquisitions, synergies, asset dispositions, fixed asset and goodwill impairment charges, tax and withholding expense, selling, general and administrative expenses, product plans, performance and results;
•management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings;
•the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;
•the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;
•our expectations and timing with respect to our ordinary course acquisition activity and whether such acquisitions are accretive or dilutive to stockholders;
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries including GMSL, or businesses that we may make in the future and the effect of any such dispositions or sales on our results of operations;
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries or businesses that we may make in the future and the effect of any such dispositions or sales on our results of operations;

•the possibility of indemnification claims arising out of divestitures of businesses;
•tax consequences associated with our acquisition, holding and disposition of target companies and assets;
•the effect any interests our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;
•our ability to effectively increase the size of our organization, if needed, and manage our growth;
•the potential for, and our ability to, remediate future material weaknesses in our internal controls over financial reporting;
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

Construction / DBM Global Inc.

Our actual results or other outcomes of DBM Global, Inc. and its wholly-owned subsidiaries ("DBMG"), and, thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•its ability to realize cost savings from expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;
•potential impediments and limitations on our ability to complete ordinary course acquisitions in anticipated time frames or at all;
•uncertain timing and funding of new contract awards, as well as project cancellations;
•cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise;
•risks associated with labor productivity, including performance of subcontractors that DBMG hires to complete projects;
•its ability to settle or negotiate unapproved change orders and claims;
•changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;
•adverse impacts from weather affecting DBMG’s performance and timeliness of completion of projects, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;
•fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;
•adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on DBMG’s business, financial condition, results of operations or cash flow; and
•lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing DBMG’s obligations under bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts.

Marine Services / Global Marine Group

Our actual results or other outcomes of Global Marine Systems Limited which operates under the Global Marine Group brand ("GMSL"), and, thus, our Marine Services segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•its ability to realize cost savings from expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;
•the possibility of global recession or market downturn with a reduction in capital spending within the targeted market segments in which the business operates;
•project implementation issues and possible subsequent overruns;
•risks associated with operating outside of core competencies when moving into different market segments;
•possible loss or severe damage to marine assets;
•vessel equipment aging or reduced reliability;
•risks associated with two equity method investments that operate in China (i.e., Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary and SB Submarine Systems Co. Ltd.);
•risks related to noncompliance with a wide variety of anti-corruption laws;
•changes to the local laws and regulatory environment in different geographical regions;
•loss of key senior employees;
•difficulties attracting enough skilled technical personnel;
•foreign exchange rate risk;
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

Energy / ANG Holdings, Inc.

Our actual results or other outcomes of ANG, and, thus, our Energy segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•automobile and engine manufacturers’ limited production of originally manufactured natural gas vehicles and engines for the markets in which ANG participates;
•environmental regulations and programs mandating the use of cleaner burning fuels;
•competition from oil and gas companies, retail fuel providers, industrial gas companies, natural gas utilities and other organizations;
•the infrastructure for natural gas vehicle fuels;
•the safety and environmental risks of natural gas fueling operations and vehicle conversions;
•our Energy segment’s ability to implement its business plan in a regulated environment;
•the adoption, modification or repeal in environmental, tax, government regulations, and other programs and incentives that encourage the use of clean fuel and alternative vehicles;
•demand for natural gas vehicles;
•advances in other alternative vehicle fuels or technologies, or improvements in gasoline, diesel or hybrid engines; and
•increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices.

Telecommunications / PTGi International Carrier Services, Inc.

Our actual results or other outcomes of PTGi International Carrier Services, Inc. ("ICS"), and, thus, our Telecommunications segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our expectations regarding increased competition, pricing pressures and usage patterns with respect to ICS’s product offerings;
•significant changes in ICS’s competitive environment, including as a result of industry consolidation, and the effect of competition in its markets, including pricing policies;
•its compliance with complex laws and regulations in the U.S. and internationally;
•further changes in the telecommunications industry, including rapid technological, regulatory and pricing changes in its principal markets; and
•an inability of ICS’ suppliers to obtain credit insurance on ICS in determining whether or not to extend credit.

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
•the accuracy of our Insurance segment’s assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, morbidity, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, severity of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;
•availability, affordability and adequacy of reinsurance and credit risk associated with reinsurance;
•extensive regulation and numerous legal restrictions on our Insurance segment;
•our Insurance segment’s ability to defend itself against litigation, inherent in the insurance business (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;
•the performance of third parties, including distributors and technology service providers, and providers of outsourced services;
•the impact of changes in accounting and reporting standards;
•our Insurance segment’s ability to protect its intellectual property;
•general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect, among other things, our Insurance segment’s ability to access capital resources and the costs associated therewith, the fair value of our Insurance segment’s investments, which could result in impairments and other-than-temporary impairments, and certain liabilities;
•our Insurance segment’s exposure to any particular sector of the economy or type of asset through concentrations in its investment portfolio;
•the ability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, as may be required from time to time in the future (including as a result of our Insurance segment’s failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums);
•other regulatory changes or actions, including those relating to regulation of financial services affecting, among other things, regulation of the sale, underwriting and pricing of products, and minimum capitalization, risk-based capital and statutory reserve requirements for our Insurance segment, and our Insurance segment’s ability to mitigate such requirements;
•our Insurance segment’s ability to effectively implement its business strategy or be successful in the operation of its business;
•our Insurance segment’s ability to retain, attract and motivate qualified employees;

•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems;
•medical advances, such as genetic research and diagnostic imaging, and related legislation; and
•the occurrence of natural or man-made disasters or a pandemic.

Life Sciences / Pansend Life Sciences, LLC

Our actual results or other outcomes of Pansend Life Sciences, LLC, and, thus, our Life Sciences segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our Life Sciences segment’s ability to invest in development stage companies;
•our Life Sciences segment’s ability to develop products and treatments related to its portfolio companies;
•medical advances in healthcare and biotechnology; and
•governmental regulation in the healthcare industry.

Broadcasting / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of HC2 Broadcasting Holdings Inc., and, thus, our Broadcasting segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our Broadcasting segment’s ability to integrate our recent and pending broadcasting acquisitions;
•our Broadcasting segment’s ability to operate in highly competitive markets and maintain market share;
•our Broadcasting segment’s ability to effectively implement its business strategy or be successful in the operation of its business;
•new and growing sources of competition in the broadcasting industry; and
•FCC regulation of the television broadcasting industry.

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our Other segment’s ability to operate in highly competitive markets and maintain market share; and
•our Other segment’s ability to effectively implement its business strategy or be successful in the operation of its business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2020 annual meeting of stockholders ("2020 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2020 Proxy Statement, including under the captions entitled "Information Regarding Directors", "Analysis of Our Directors in Light of Our Business", "Certain Legal Proceedings Affecting Mr. Falcone", "Code of Conduct", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board Committees" and "Executive Officers", and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item will be set forth under the captions entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," and "Employment Arrangements and Potential Payments upon Termination or Change of Control" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth under the captions entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth under the captions entitled "Board of Directors" and "Transactions with Related Persons" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth under the caption entitled "Independent Registered Public Accounting Firm Fees" in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed

1) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2) Financial Statement Schedules

Schedule I - Summary of Investments - Other than Investments in Related Parties
Schedule II - Condensed Financial Information of the Registrant
Schedule III - Supplementary Insurance Information
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

2.2
Stock Purchase Agreement, dated as of November 6, 2017, by and between Humana, Inc. and Continental General Insurance Company (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on November 7, 2017) (File No. 001-35210).

2.3#
Fourth Amended and Restated Limited Liability Company Agreement of Global Marine Holdings, LLC, dated as of November 30, 2017, by and among Global Marine Holdings, LLC and the Members party thereto (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on November 30, 2017) (File No. 001-35210).

2.4
Agreement and Plan of Merger, by and among DBM Global Inc., DBM Merger Sub, Inc., CB-Horn Holdings, Inc. and Charlesbank Equity Fund VI, Limited Partnership, as Stockholders' Representative, dated as of October 10, 2018 (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

2.5
Amendment No. 1 to Agreement and Plan of Merger, by and among DBM Global Inc., DBM Merger Sub, Inc., CB-Horn Holdings, Inc. and Charlesbank Equity Fund VI, Limited Partnership, as Stockholders' Representative, dated as of November 29, 2018 (incorporated by reference to Exhibit 2.2 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

2.6
Merger Agreement, dated as of May 2, 2018, by and among Janssen Biotech, Inc., Dogfish Merger Sub, Inc., Benevir Biopharm, Inc., and Shareholder Representative Services LLC, as holder representative (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

2.7*
Share Purchase Agreement dated January 30, 2020, by and among New Saxon 2019 Limited, Trafalgar AcquisitionCo., Ltd. and Global Marine Holdings, Limited (solely for purposes of Section 2.04(a), Section 6.01, Section 6.02, Section 6.03, Section 6.07 and Article X) (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on January 30, 2020) (File No. 001-35210).

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

Exhibit Number	Description

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

4.8
Indenture, dated as of November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K filed on November 21, 2018) (File No. 001-35210).

4.9
Indenture, dated as of November 20, 2018, by and among HC2 and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to HC2's Current Report on Form 8-K filed on November 21, 2018) (File No. 001-35210).

4.10
Certificate of Designation for Series A Fixed-to-Floating Rate Perpetual Preferred Shares of DBM Global Inc., dated as of November 30, 2018 (incorporated by reference to Exhibit 2.4 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

4.11
Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of HC2 Broadcasting Holdings Inc., dated as of December 3, 2018 (incorporated by reference to Exhibit 2.15 to HC2's Annual Report on Form 10-K filed on March 12, 2019) (File No. 001-35210).

4.12
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (filed herewith).

4.13
Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, HC2 Network (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC"). (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (filed herewith).

4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1^
Employment Agreement, dated May 21, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 11, 2014) (File No. 001-35210).

10.2
Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the "Purchasers") (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

Exhibit Number	Description

10.3^	HC2 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210)

10.4^	2014 HC2 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

10.5
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

10.7
Consent and Waiver, dated as of October 9, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.14 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.8
Consent, Waiver and Amendment, dated as of September 22, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.15 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.9^
Reformed and Clarified Option Agreement, dated October 26, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.10^
Form of Option Agreement (Additional Time Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.2 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.11^
Form of Option Agreement (Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.3 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.12^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.13^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.14^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.15^
Non-Qualified Stock Option Award Agreement dated April 18, 2016, by and between HC2 and Philip A. Falcone (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on May 9, 2016) (File No. 001-35210).

10.16
Voluntary Conversion Agreement, dated August 2, 2016, by and among HC2 and Luxor Capital Group, LP, as investment manager of the exchanging entities, holders of the Company’s Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.17
Voluntary Conversion Agreement, dated August 2, 2016, by and between HC2 and Corrib Master Fund, Ltd., a holder of the Company’s Series A Participating Preferred Stock, par value ($0.01 per share) (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.18^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.19
Voluntary Conversion Agreement, dated as of October 7, 2016, by and between Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on October 11, 2016) (File No. 001-35210).

10.20^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

10.21
Registration Rights Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.22
Registration Rights Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

Exhibit Number	Description

10.24
Voluntary Conversion Agreement dated as of May 2, 2017, by and among DG Value Partners, LP, DG Value Partners II Master Fund, LP and HC2 Holdings, Inc. (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 8, 2017) (File No. 001-35210).

10.25^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

10.26
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

10.27
Investor Rights Agreement dated as of June 27, 2017 between DTV Holding Inc., DTV America Corporation and other signatories party thereto (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.28
Asset Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., King Forward, Inc., Tiger Eye Broadcasting Corporation, Tiger Eye Licensing L.L.C. and Bella Spectra Corporation (incorporated by reference to Exhibit 10.3 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.29^
Employment Agreement dated as of September 11, 2017, by and between HC2 and Joseph Ferraro (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on November 8, 2017) (File No. 001-35210).

10.30^
Separation Agreement by and between HC2 Holdings, Inc. and Paul Voigt dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2018) (File No. 001-35210).

10.31^	HC2 Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to the HC2 Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210).

10.32
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among HC2 Holdings 2, Inc., David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.33
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

10.34
Securities Purchase Agreement, by and between DBM Global Inc. and DBM Global Intermediate Holdco Inc., dated November 30, 2018 (incorporated by reference to Exhibit 2.3 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.35
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

10.36
Fourth Amended and Restated Credit and Security Agreement, dated as of November 30, 2018, by and among DBM Global Inc. and certain of its subsidiaries, collectively as borrower, and Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 2.6 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.37
First Amendment to Fourth Amended and Restated Credit and Security Agreement dated as of May 6, 2019, by and among DBMG, and certain of its subsidiaries, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2019) (File No. 001-35210).

10.38	Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (filed herewith).

10.39	First Amendment to Financing Agreement dated November 13, 2019, by and among DBM Global, Inc. and TCW Asset Management Company (filed herewith).

21.1	Subsidiaries of HC2 (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

Exhibit Number	Description

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 16, 2020
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

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director and Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Philip A. Falcone

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Michael J. Sena

/S/ WAYNE BARR, JR.	Director	March 16, 2020
Wayne Barr, Jr.

/S/ ROBERT LEFFLER	Director	March 16, 2020
Robert Leffler

/S/ LEE HILLMAN	Director	March 16, 2020
Lee Hillman

/S/ WARREN H. GFELLER	Director	March 16, 2020
Warren H. Gfeller

/S/ JULIE SPRINGER	Director	March 16, 2020
Julie Springer

HC2 HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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
March 16, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY

Opinion on Internal Control over Financial Reporting

We have audited HC2 Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, NY
March 16, 2020

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Years Ended December 31,
	2019	2018
Revenue	$1,662.7	$1,774.1
Life, accident and health earned premiums, net	116.9	94.4
Net investment income	203.8	116.6
Net realized and unrealized gains (losses) on investments	0.7	(8.4)
Net revenue	1,984.1	1,976.7
Operating expenses
Cost of revenue	1,424.9	1,585.2
Policy benefits, changes in reserves, and commissions	234.4	197.3
Selling, general and administrative	214.3	218.4
Depreciation and amortization	32.0	31.7
Asset impairment expense	55.0	1.0
Other operating income	(5.6)	(1.1)
Total operating expenses	1,955.0	2,032.5
Income (loss) from operations	29.1	(55.8)
Interest expense	(95.1)	(75.7)
Gain on sale and deconsolidation of subsidiary	—	105.1
Income from equity investees	2.2	15.4
Gain on bargain purchase	1.1	115.4
Other income	6.0	77.9
(Loss) income from continuing operations	(56.7)	182.3
Income tax benefit (expense)	20.6	(2.4)
Net (loss) income	(36.1)	179.9
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	4.6	(17.9)
Net (loss) income attributable to HC2 Holdings, Inc.	(31.5)	162.0
Less: Preferred dividends, deemed dividends, and repurchase gains	—	6.4
Net (loss) income attributable to common stock and participating preferred stockholders	$(31.5)	$155.6

(Loss) income per common share
Basic	$(0.66)	$3.14
Diluted	$(0.66)	$2.90

Weighted average common shares outstanding:
Basic	44.8	44.3
Diluted	44.8	46.8

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2019	2018
Net (loss) income	$(36.1)	$179.9
Other comprehensive income (loss)
Foreign currency translation adjustment	(1.9)	4.1
Unrealized gains (losses) on available-for-sale securities	288.4	(158.2)
Actuarial loss on pension plan	(7.8)	(6.7)
Other comprehensive income (loss)	278.7	(160.8)
Comprehensive income	242.6	19.1
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(7.5)	(15.1)
Comprehensive income attributable to HC2 Holdings, Inc.	$235.1	$4.0

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2019	2018
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$4,028.9	$3,391.6
Equity securities	92.5	200.5
Mortgage loans	183.5	137.6
Policy loans	19.1	19.8
Other invested assets	85.0	72.5
Total investments	4,409.0	3,822.0
Cash and cash equivalents	239.0	325.0
Accounts receivable, net	337.8	379.2
Recoverable from reinsurers	953.7	1,000.2
Deferred tax asset	2.7	2.1
Property, plant and equipment, net	405.8	376.3
Goodwill	126.8	171.7
Intangibles, net	227.0	219.2
Other assets	256.5	208.1
Total assets	$6,958.3	$6,503.8

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,567.1	$4,562.1
Annuity reserves	236.4	245.2
Value of business acquired	221.1	244.6
Accounts payable and other current liabilities	339.6	344.9
Deferred tax liability	83.7	30.3
Debt obligations	839.3	743.9
Other liabilities	205.9	110.8
Total liabilities	6,493.1	6,281.8
Commitments and contingencies
Temporary equity
Preferred stock	10.3	20.3
Redeemable noncontrolling interest	11.3	8.0
Total temporary equity	21.6	28.3
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at December 31, 2019 and December 31, 2018;
Shares issued: 46,810,676 and 45,391,397 at December 31, 2019 and December 31, 2018;
Shares outstanding: 46,067,852 and 44,907,818 at December 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	281.1	260.5
Treasury stock, at cost: 742,824 and 483,579 shares at December 31, 2019 and December 31, 2018, respectively	(3.3)	(2.6)
Accumulated deficit	(96.7)	(57.2)
Accumulated other comprehensive income (loss)	168.7	(112.6)
Total HC2 Holdings, Inc. stockholders’ equity	349.8	88.1
Noncontrolling interest	93.8	105.6
Total stockholders’ equity	443.6	193.7
Total liabilities, temporary equity and stockholders’ equity	$6,958.3	$6,503.8

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2017	44.2	$—	$254.7	$(2.1)	$(221.2)	$41.7	$73.1	$115.0	$188.1	$27.9
Cumulative effect of accounting for revenue recognition (1)	—	—	—	—	0.4	—	0.4	0.3	0.7	—
Cumulative effect of accounting for the recognition and measurement of financial assets and financial liabilities (1)	—	—	—	—	1.6	0.1	1.7	—	1.7	—
Share-based compensation	—	—	12.7	—	—	—	12.7	—	12.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.5)	—	—	—	(2.5)	—	(2.5)	2.5
Exercise of stock options	0.1	—	0.2	—	—	—	0.2	—	0.2	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Preferred stock dividend and accretion	—	—	(5.7)	—	—	—	(5.7)	—	(5.7)	—
Amortization of issuance cost	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Issuance of common stock	0.7	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	0.2	—	—	—	0.2	—	0.2	(6.1)
Transactions with noncontrolling interests	—	—	1.5	—	—	3.6	5.1	(27.1)	(22.0)	6.2
Other	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Net income (loss)	—	—	—	—	162.0	—	162.0	19.1	181.1	(1.2)
Other comprehensive loss	—	—	—	—	—	(158.0)	(158.0)	(1.7)	(159.7)	(1.1)
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases (1)	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Cumulative effect of accounting for warrants (1)	—	—	6.6	—	(3.7)	—	2.9	—	2.9	—
Share-based compensation	—	—	8.7	—	—	—	8.7	—	8.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)	2.0
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.7)	—	—	(0.7)	—	(0.7)	—
Preferred stock dividend	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	—
Issuance of common stock	1.4	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	6.8	—	—	—	6.8	(5.5)	1.3	3.3
Other	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Net income (loss)	—	—	—	—	(31.5)	—	(31.5)	(3.3)	(34.8)	(1.3)
Other comprehensive income (loss)	—	—	—	—	—	281.3	281.3	(2.3)	279.0	(0.6)
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019 and 2018, respectively

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(36.1)	$179.9
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities
Share-based compensation expense	7.8	9.0
Depreciation and amortization	41.1	38.7
Amortization of deferred financing costs and debt discount	13.9	7.4
Amortization of (discount) premium on investments	8.5	6.2
Gain on sale and deconsolidation of subsidiary	—	(105.1)
Gain on bargain purchase	(1.1)	(115.4)
Income from equity investees	(2.2)	(15.4)
Asset impairment expense	55.0	1.0
Net realized and unrealized gains on investments	(9.0)	(28.8)
Receipt of dividends from equity investees	9.8	19.8
Deferred income taxes	(28.1)	(2.6)
Annuity benefits	9.8	6.6
Other operating activities	0.3	10.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	52.4	(30.2)
Recoverable from reinsurers	4.4	238.8
Other assets	5.2	(26.1)
Life, accident and health reserves	45.1	126.7
Accounts payable and other current liabilities	(29.6)	6.6
Other liabilities	(36.7)	14.2
Cash provided by operating activities	110.5	341.4
Cash flows from investing activities
Purchase of property, plant and equipment	(41.4)	(39.7)
Disposal of property, plant and equipment	4.6	5.9
Purchase of investments	(1,060.1)	(1,184.6)
Sale of investments	748.7	248.8
Maturities and redemptions of investments	123.5	82.3
Cash received from dispositions, net	13.5	92.0
Cash received from (paid for) acquisitions, net	(60.7)	572.1
Other investing activities	8.2	(1.4)
Cash used in investing activities	(263.7)	(224.6)
Cash flows from financing activities
Proceeds from debt obligations	123.9	850.6
Principal payments on debt obligations	(44.5)	(697.0)
Cash received by subsidiary to issue preferred stock	8.9	—
Cash paid by subsidiary to purchase HC2 preferred stock	(8.3)	(5.8)
Annuity receipts	2.2	2.4
Annuity surrenders	(18.1)	(19.2)
Transactions with noncontrolling interests	2.4	(12.3)
Other financing activities	(4.1)	(3.5)
Cash provided by financing activities	62.4	115.2
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1.0	(0.5)
Net change in cash, cash equivalents and restricted cash	(89.8)	231.5
Cash, cash equivalents and restricted cash, beginning of period	330.4	98.9
Cash, cash equivalents and restricted cash, end of period	$240.6	$330.4

Supplemental cash flow information:
Cash paid for interest	$75.9	$69.9
Cash paid for taxes, net of refunds	$7.9	$13.1
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$7.3	$2.9
Investments included in accounts payable	$30.1	$0.3

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

3.Our Energy segment is comprised of American Natural Energy Corp. (f/k/a American Natural Gas, Inc.) ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains an approximately 69% controlling interest in ANG.

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

5.Our Insurance segment is comprised of Continental Insurance Group Ltd. ("CIG") and its wholly-owned subsidiary Continental General Insurance Company ("CGI"). CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CIG.

6.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 64% in R2 Technologies, Inc. ("R2"), which develops develops aesthetic and medical technologies for the skin . Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of December 31, 2019, the results of DBMG, GMSL, ANG, ICS, CIG, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill or Bargain Purchase Gain. In accordance with ASC 805, Business Combinations ("ASC 805"), if additional information is obtained about the initial estimates of the fair value of the assets acquired and liabilities assumed within the measurement period, including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

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

Reinsurance

Premium revenue and benefits are reported net of the amounts related to reinsurance ceded to and assumed from other companies. Expense allowances from reinsurers are included in other operating and general expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the direct reserve associated with the reinsured policies.

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

At December 31, 2019, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. The foreign deferred tax assets with minor exceptions are fully offset with valuation allowances. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the HC2 U.S. consolidated filing group will not be realized. Therefore, a valuation allowance was maintained against the HC2 U.S. consolidated filing group’s net deferred tax assets as of December 31, 2019. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities. The Insurance segment is in a cumulative income position and the positive trend of profitability in 2018 and 2019 is expected to continue as supported by the projections of future income. As a result of the three-year cumulative income position and reliance upon future projections of income, the Insurance segment has released the valuation allowance recorded against its deferred tax assets.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles - Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of the goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company elected to early adopt ASU 2017-04 effective March 31, 2017.

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

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. For details regarding goodwill impairment, see Note 11. Goodwill and Intangibles, net.

Licensing: Television broadcast licenses generally are granted for eight-year periods. They are renewable after application and reviewed by the FCC and historically are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee's qualifications results in loss of the license.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Intercompany

The Company has an investment management agreement between CIG and CGI to which CIG acts as an investment manager of certain CGI’s invested assets and cash. The revenues, costs, receivable and payables attributed to fees earned under this agreement are fully eliminated in consolidation. Fees are paid on a quarterly basis based on internal calculations and trued up, to the extent necessary, on a quarter basis for any under or over payments. At December 31, 2019, the payable at CGI of $2.6 million for the asset management fee, which was eliminated in consolidation, was reduced to reflect an overpayment of $2.4 million which was paid in Q1 2020.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Other income

The following table provides information relating to Other income (in millions):

	Years Ended December 31,
	2019	2018
Gain on reinsurance recaptures	$—	$47.0
Gain on investment in Inseego	—	34.4
Other income (expenses), net	6.0	(3.5)
Total	$6.0	$77.9

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	December 31,
	2019	2018
Cash and cash equivalents, beginning of period	$325.0	$97.9
Restricted cash included in other assets	5.4	1.0
Total cash and cash equivalents and restricted cash	$330.4	$98.9

Cash and cash equivalents, end of period	$239.0	$325.0
Restricted cash included in other assets	1.6	5.4
Total cash and cash equivalents and restricted cash	$240.6	$330.4

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

Accounting for Leases

ASU 2016-02, Leases, was issued by FASB in February 2016. This standard requires the Company, as the lessee, to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The standard became effective for the Company on January 1, 2019 and the Company elected the optional transition method as well as the package of practical expedients upon adoption. Upon adoption, the Company recognized right of use ("ROU") assets and lease liabilities in the amount of $67.1 million and $74.1 million, respectively, within Other assets and Other liabilities lines of the Consolidated

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Financial Statements, respectively, and utilizing the modified retrospective approach, we evaluated ROU assets for impairment and determined that approximately $5.1 million of newly recognized ROU assets that existed immediately prior to the effective date were impaired. The impairment of ROU assets as of January 1, 2019, was recorded as a reduction to retained earnings and noncontrolling interests.

Instruments with Down Round Feature

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present Earnings Per Share ("EPS") in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This standard was adopted retrospectively on January 1, 2019 and resulted in a $3.7 million cumulative adjustment to retained earnings.

Accounting Pronouncements to be Adopted Subsequent to December 31, 2019

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted), and will impact, at least to some extent, the Company's accounting and disclosure requirements for it's recoverable from reinsurers, accounts receivable, and mortgage loans. The FASB has voted to delay the effective date of ASU 2016-13 to January 1, 2023 for smaller reporting companies with a revised ASU in the fourth quarter of 2019. Currently, the Company continues to focus on developing models and procedures, with testing and refinement of models occurring in 2020 and 2021 with parallel testing to performed in 2022.

Available for sale fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. The Company will continue to identify any other financial assets not excluded from scope.

The Company plans to use the modified retrospective method which will include a cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-39 for debt securities for which an other-than-temporary impairment ("OTTI") was recognized prior to the date of adoption.” To the first paragraph of the Credit Loss Standard Section. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Outlined below are key areas of change, although there are other changes not noted below:

•Financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase.

•Credit losses relating to available for sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities and is anticipated to increase volatility in the Company's Consolidated Statements of Operations. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value.

•The Company's Consolidated Statements of Operations will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

•Disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available for sale fixed maturity securities as well as an aging analysis for securities that are past due.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Outlined below are key areas of change, although there are other changes not noted below:

•Cash flow assumptions must be reviewed at least annually and updated if necessary. The impact of these updates will be reported through net income. Current accounting policy requires the liability assumptions for long-duration contracts and limited payment contracts be locked in at contract inception, unless the contracts project a loss position which would allow the liability assumptions to be unlocked so that the loss could be recognized.

•The rate used to discount the liability projections is to be based on an A-rated asset with observable market inputs and duration consistent with the duration of the liabilities. The discount rate is to be updated quarterly with the impact of the change in the discount rate recognized through other comprehensive income. Current accounting policy allows the use of an expected investment yield (which is not required to be observable in the market) to discount the liability projections.

•Deferred acquisition costs for long-duration contracts are to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant-level basis over the expected life of the contract. Current accounting policy would amortize deferred acquisition costs based on revenue and profits. The Company does not have any deferred acquisition costs but VOBA amortization will follow this new guidance.

•Market risk benefits are to be measured at fair value and presented separately in the statement of financial position. Under current accounting policy benefit features that will meet the definition of market risk benefits are accounted for as embedded derivatives or insurance liabilities via the benefit ratio model. The Company does not have any benefit features that will be categorized as market risk benefits.

•Disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, VOBA, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed.

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

The FASB has voted to delay the effective date of ASU 2018-12 to January 1, 2024 for smaller reporting companies with a revised ASU in the fourth quarter of 2019. Currently, the Company plans to focus on developing models and procedures through 2021, with testing and refinement of models occurring in 2022 and parallel testing performed in 2023. The Company may choose one of two adoption methods for the liability for future policy benefits: (i) a modified retrospective transition method whereby the entity will apply the amendments to contracts inforce as of the beginning of the earliest period presented on the basis of their existing carrying amounts adjusted for the removal of any related amounts in AOCI or (ii) a full retrospective transition method. Focus areas will include, but not be limited to: (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establishing new VOBA amortization that will align with new guidance for DAC amortization; and (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The new guidance removes the following exceptions from ASC 740, Income Taxes: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exception for the recognition of a deferred tax liability when an equity method investment becomes a foreign subsidiary or a foreign subsidiary becomes an equity method investment, and (iii) exception to the general methodology for calculating income taxes in an interim period when year-to-date losses exceed expected losses for the year. ASU 2019-12 also provides guidance to increase simplicity of Topic 740. This standard is effective January 1, 2021 for public business entities. Certain amendments should be applied retrospectively with cumulative-effect adjustments made to retained earnings, while other amendments should be applied prospectively. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 24. Subsequent Events for the summary of the subsequent events.

3. Revenue

ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:

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

Revenue from contracts with customers consist of the following (in millions):

	Years Ended December 31,
	2019	2018
Revenue (1)
Construction	$713.3	$716.4
Marine Services	172.5	194.3
Energy	39.0	20.7
Telecommunications	696.1	793.6
Broadcasting	41.8	45.4
Other	—	3.7
Total revenue	$1,662.7	$1,774.1
(1) The Insurance segment does not have revenues in scope of ASC 606.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Accounts receivables, net from contracts with customers consist of the following (in millions):

	December 31,
	2019	2018
Accounts receivables with customers
Construction	$199.2	$196.6
Marine Services	26.0	48.3
Energy	31.1	3.3
Telecommunications	51.9	117.6
Broadcasting	8.5	9.2
Total accounts receivables with customers	$316.7	$375.0

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

Service Contracts

For service contracts (including maintenance contracts) where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized when services are performed and contractually billable. For all other types of service contracts, revenue is recognized over time using the input method to measure progress because it best depicts the transfer of value to the customer. Costs include all direct material and labor costs, subcontractor costs, and allocated overhead costs related to contract performance.

Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retention on contract receivables are amounts due on progress billings, which are withheld until the completed project has been accepted by the customer.

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

The following table disaggregates DBMG's revenue by market (in millions):

	Years Ended December 31,
	2019	2018
Commercial	$205.4	$253.4
Convention	77.4	155.8
Healthcare	49.5	105.0
Industrial	238.0	79.5
Transportation	64.8	53.0
Other	77.8	69.5
Total revenue from contracts with customers	712.9	716.2
Other revenue	0.4	0.2
Total Construction segment revenue	$713.3	$716.4

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Contract Assets and Contract Liabilities

Contract assets and contract liabilities consisted of the following (in millions):

	December 31,
	2019	2018
Contract assets	$50.6	$69.0
Contract liabilities	$(50.6)	$(62.0)

The change in contract assets is a result of the recording of $26.2 million of costs in excess of billings driven by new commercial projects, offset by $41.3 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $49.3 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $60.5 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$174.9	$12.7	$187.6
Convention	6.9	—	6.9
Healthcare	20.8	—	20.8
Industrial	107.8	0.1	107.9
Transportation	76.2	—	76.2
Other	62.3	—	62.3
Remaining unsatisfied performance obligations	$448.9	$12.8	$461.7

DBMG includes an additional $36.0 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Power - Operations, Maintenance & Construction Support

Majority of revenues within this market are generated through the provision of crew transfer vessels and turbine technicians on the maintenance of offshore wind farms.  Services are provided at agreed day rates and are recognized as revenues at the point in time at which the performance obligations are met. Additional revenues are generated through the provision of approved safety training courses to personnel operating on offshore wind turbines. Courses are supplied at agreed rates and recognized at the point in time at which the courses are provided.

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

Disaggregation of Revenues

The following table disaggregates GMSL's revenue by market (in millions):

	Years Ended December 31,
	2019	2018
Telecommunication - Maintenance	$86.8	$87.0
Telecommunication - Installation	33.2	41.5
Power - Operations, Maintenance & Construction Support	19.9	31.0
Power - Cable Installation & Repair	32.6	34.8
Total revenue from contracts with customers	172.5	194.3
Other revenue	—	—
Total Marine Services segment revenue	$172.5	$194.3

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Contract assets and contract liabilities consisted of the following (in millions):

	December 31,
	2019	2018
Contract assets	$15.1	$5.2
Contract liabilities	$(14.8)	$(1.0)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Thereafter	Total
Telecommunication - Maintenance	$76.4	$160.8	$40.6	$277.8
Telecommunication - Installation	13.8	—	—	13.8
Power - Operations, Maintenance & Construction Support	11.6	17.4	—	29.0
Power - Cable Installation & Repair	56.8	—	—	56.8
Remaining unsatisfied performance obligations	$158.6	$178.2	$40.6	$377.4

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

In December 2019, the U.S. Congress passed an alternative fuel tax credit ("AFTC") which will continue to support the use of natural gas. The AFTC is retroactive beginning January 2018 and extends through 2020. The legislation extends the $0.50 per gallon fuel credit/payment for the use of natural gas as a transportation fuel, and the Alternative Fuel Vehicle Refueling Property Credit, which extends the 30 percent/$30,000 investment tax credit for alternative vehicle refueling property. Net revenue after customer rebates for such credits recognized in 2019 was $10.6 million.

As a result of the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, all AFTC revenue for vehicle fuel ANG sold in 2017 was collected in the second quarter of 2018. Net revenue after customer rebates for such credits recognized in 2018 was $2.6 million.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Disaggregation of Revenues

The following table disaggregates ANG's revenue by type (in millions):

	Years Ended December 31,
	2019	2018
Volume-related	$27.5	$16.5
Maintenance services	0.1	0.1
Total revenue from contracts with customers	27.6	16.6
RNG incentives	0.5	1.3
Alternative fuel tax credit	10.6	2.6
Other revenue	0.3	0.2
Total Energy segment revenue	$39.0	$20.7

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

Disaggregation of Revenues

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Years Ended December 31,
	2019	2018
Termination of long distance minutes	$696.1	$793.6
Total revenue from contracts with customers	696.1	793.6
Other revenue	—	—
Total Telecommunications segment revenue	$696.1	$793.6

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

Network distribution revenue consists of payments received from cable, satellite and other multiple video program distribution systems for their retransmission of our network content. Network distribution revenue is recognized as earned over the life of the retransmission consent contract and varies from month to month. Variable fees are usage/sales based, calculated on the average number of subscribers, and recognized as revenue when the usage occurs. Transaction prices are based on the contract terms, with no material judgments or estimates.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales recognized by the third party. In a typical broadcast station revenue agreement, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees that we charge can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgments or estimates.

Disaggregation of Revenues

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Years Ended December 31,
	2019	2018
Network advertising	$22.7	$28.2
Broadcast station	11.9	10.8
Network distribution	4.9	4.8
Other	2.3	1.6
Total revenue from contracts with customers	41.8	45.4
Other revenue	—	—
Total Broadcasting segment revenue	$41.8	$45.4

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $4.9 million, $7.1 million, and $2.0 million of network advertising, broadcasting station revenues, and other revenues respectively of which $6.5 million is expected to be recognized within one year and $7.5 million is expected to be recognized within five years.

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

The allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill were as follows (in millions):

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

Energy Segment

On June 14, 2019, ANG acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. ANG’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country. Transaction was accounted for as asset acquisition.

To finance the acquisition, ANG entered into a term loan with M&T bank for $28.0 million and issued preferred stock and ten year warrants for common stock for $14.0 million. The preferred stock bears a 14% coupon and is mandatorily redeemable in four years. The warrants are exercisable at $0.001 per share of common stock and will represent 6% of ANG when exercised. ANG received $5.0 million of proceeds from CGI. Consequently, related preferred stock and warrants are eliminated in consolidation. Mandatorily redeemable preferred stock and warrants are recorded within Other liabilities.

Insurance Segment

On August 9, 2018, CGI completed the acquisition all of the outstanding shares of KMG America Corporation (“KMG”), the parent company of Kanawha Insurance Company (“KIC”), Humana Inc.’s ("Humana") long-term care insurance subsidiary for cash consideration of ten thousand dollars.

The decision to acquire was made as part of CGI’s core strategy to acquire additional accretive LTC run-off businesses. The transaction was accounted for as business acquisition.

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

Gain on bargain purchase

Gain on bargain purchase was driven by the Tax Cuts and Jobs Act, which was not stipulated in the negotiations for the transaction and resulted in a material decline in the Value of Business Acquired balance, corresponding deferred tax position and, ultimately, recognition of the bargain purchase gain, largely driven by the following attributes:

•The Unified Loss Rules tax attribute reduction to tax value of assets and the seller tax adjustments to tax value of liabilities contribute significantly to the bargain purchase price.

•The reduction in the federal income tax rate, from 35% at the time the seller contribution was established to 21% effective January 1, 2018, effectively generates the remaining balance for the bargain purchase price.

•Changes in fair value of acquired assets and assumed liabilities between the date the deal was signed and the closing date was driven by the time it took to obtain regulatory approvals, amongst other closing conditions.

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

Life Sciences Segment

On June 8, 2018, Pansend closed on the sale of its approximately 75.9% ownership in BeneVir to Janssen Biotech, Inc. (“Janssen”). In conjunction with the closing of the transaction, Janssen made an upfront cash payment of $140.0 million. Pansend received a cash payment of $93.4 million and received an additional cash payment of $13.3 million on September 16, 2019, which was previously held in escrow, for a total consideration of $106.7 million. Pansend recorded a gain on the sale of $102.1 million, of which $21.7 million was allocated to noncontrolling interests. HC2 received a cash payment of $72.8 million and an additional cash payment of $9.8 million from the release of the escrow.

Under the terms of the merger agreement, Pansend is eligible to receive payments of up to $189.7 million upon the achievement of specified development milestones and up to $493.1 million upon the achievement of specified levels of annual net sales of licensed products. From these potential milestone payments, HC2 is eligible to receive up to $512.2 million.

Broadcasting Segment

During the years ended December 31, 2019 and 2018, HC2 Broadcasting acquired a series of licenses for a total consideration of $20.5 million and $71.4 million, respectively. All transactions were accounted for as asset acquisitions.

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

Year Ended December 31, 2018
Net revenue	$2,106.4
Net income from operations	$234.3
Net income attributable to HC2 Holdings, Inc.	$203.1

5. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.0	$0.7	$—	$7.7
States, municipalities and political subdivisions	405.4	34.7	—	440.1
Residential mortgage-backed securities	63.0	4.5	(0.6)	66.9
Commercial mortgage-backed securities	108.2	1.8	(0.6)	109.4
Asset-backed securities	592.6	2.2	(17.0)	577.8
Corporate and other	2,569.1	273.1	(15.2)	2,827.0
Total fixed maturity securities	$3,745.3	$317.0	$(33.4)	$4,028.9

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$24.7	$0.7	$—	$25.4
States, municipalities and political subdivisions	413.7	9.6	(1.4)	421.9
Residential mortgage-backed securities	92.6	3.1	(1.3)	94.4
Commercial mortgage-backed securities	94.7	0.3	(1.1)	93.9
Asset-backed securities	540.8	0.8	(30.1)	511.5
Corporate and other	2,311.0	17.0	(83.5)	2,244.5
Total fixed maturity securities	$3,477.5	$31.5	$(117.4)	$3,391.6

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2019 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$32.3	$33.2
Due after one year through five years	243.2	250.8
Due after five years through ten years	416.9	440.3
Due after ten years	2,289.1	2,550.5
Subtotal	2,981.5	3,274.8
Mortgage-backed securities	171.2	176.3
Asset-backed securities	592.6	577.8
Total	$3,745.3	$4,028.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$632.2	$674.9	23.8%	$469.0	$452.9	20.2%
Transportation, communication and other services	785.7	855.2	30.3%	758.6	734.0	32.7%
Manufacturing	728.7	825.9	29.2%	712.7	693.5	30.9%
Other	422.5	471.0	16.7%	370.7	364.1	16.2%
Total	$2,569.1	$2,827.0	100.0%	$2,311.0	$2,244.5	100.0%

A portion of certain OTTI losses on fixed maturity securities is recognized in Accumulated Other Comprehensive Income ("AOCI"). For these securities the net amount represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The Company recognized the following (in millions):

	Years Ended December 31,
	2019	2018
Net realized and unrealized gains on investments	$2.1	$1.5
Other income (expenses), net	0.3	0.2
Total other-than-temporary impairments	$2.4	$1.7

The following table presents the total unrealized losses for the 139 and 749 fixed maturity securities held by the Company as of December 31, 2019 and December 31, 2018, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	December 31, 2019		December 31, 2018
Fixed maturity securities	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(32.6)	97.6%	$(116.0)	98.8%
20% or more for less than six months	—	—%	(0.8)	0.7%
20% or more for six months or greater	(0.8)	2.4%	(0.6)	0.5%
Total	$(33.4)	100.0%	$(117.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2019. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following tables present the estimated fair values and gross unrealized losses for the 139 and 749 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of December 31, 2019 and December 31, 2018, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

December 31, 2019	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.3	$—	$—	$—	$0.3	$—
States, municipalities and political subdivisions	2.0	—	—	—	2.0	—
Residential mortgage-backed securities	2.3	—	8.2	(0.6)	10.5	(0.6)
Commercial mortgage-backed securities	58.1	(0.6)	0.2	—	58.3	(0.6)
Asset-backed securities	126.5	(1.5)	255.8	(15.5)	382.3	(17.0)
Corporate and other	169.6	(3.7)	177.4	(11.5)	347.0	(15.2)
Total fixed maturity securities	$358.8	$(5.8)	$441.6	$(27.6)	$800.4	$(33.4)

December 31, 2018	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$5.0	$—	$3.3	$—	$8.3	$—
States, municipalities and political subdivisions	117.2	(1.3)	1.9	(0.1)	119.1	(1.4)
Residential mortgage-backed securities	22.4	(1.2)	5.7	(0.1)	28.1	(1.3)
Commercial mortgage-backed securities	57.8	(1.1)	—	—	57.8	(1.1)
Asset-backed securities	466.0	(29.6)	5.9	(0.5)	471.9	(30.1)
Corporate and other	1,418.2	(71.9)	254.6	(11.6)	1,672.8	(83.5)
Total fixed maturity securities	$2,086.6	$(105.1)	$271.4	$(12.3)	$2,358.0	$(117.4)

As of December 31, 2019, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 68.3% of the gross unrealized loss and 81.8% of the fair value. As of December 31, 2018, investment grade fixed maturity securities represented approximately 87.9% of the gross unrealized loss and 93.1% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	December 31,
Equity securities	2019	2018
Common stock	$10.5	$15.0
Perpetual preferred stock	82.0	185.5
Total equity securities	$92.5	$200.5

Other invested assets

Carrying values of other invested assets were as follows (in millions):

	December 31, 2019		December 31, 2018
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common stock	$—	$2.4	$—	$2.1
Preferred stock	—	16.1	1.6	9.6
Other	—	66.5	—	59.2
Total	$—	$85.0	$1.6	$70.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summarized financial information for equity method investees not consolidated as of and for the year ended December 31, 2019 were not significant. Summarized financial information for equity method investees not consolidated as of and for the year ended December 31, 2018 were as follows (information for one of the investees is reported on a one month lag, in millions):

	Years Ended December 31,
	2019	2018
Net revenue	$462.0	$382.9
Gross profit	$88.1	$98.8
Income from continuing operations	$4.1	$38.7
Net income	$2.0	$30.9

Current assets	$373.3	$282.5
Noncurrent assets	$95.1	$90.5
Current liabilities	$246.9	$177.0
Noncurrent liabilities	$18.9	$19.5

Net investment income

The major sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2019	2018
Fixed maturity securities, available-for-sale at fair value	$177.3	$98.3
Equity securities	7.6	5.4
Mortgage loans	15.0	7.3
Policy loans	1.1	1.2
Other invested assets	4.0	4.8
Gross investment income	205.0	117.0
External investment expense	(1.2)	(0.4)
Net investment income	$203.8	$116.6

Net realized and unrealized gains (losses) on investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Years Ended December 31,
	2019	2018
Realized gains on fixed maturity securities	$10.6	$5.6
Realized losses on fixed maturity securities	(10.2)	(1.5)
Realized gains on equity securities	3.4	0.3
Realized losses on equity securities	(3.3)	—
Realized gains on mortgage loans	1.0	—
Realized losses on mortgage loans	(0.3)	—
Net unrealized gains (losses) on equity securities	3.4	(11.6)
Net unrealized gains (losses) on derivative instruments	(1.7)	0.3
Impairment loss	(2.2)	(1.5)
Net realized and unrealized gains (losses)	$0.7	$(8.4)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
6. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

December 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.7	$4.8	$2.9	$—
States, municipalities and political subdivisions	440.1	—	440.1	—
Residential mortgage-backed securities	66.9	—	57.7	9.2
Commercial mortgage-backed securities	109.4	—	74.8	34.6
Asset-backed securities	577.8	—	27.2	550.6
Corporate and other	2,827.0	46.5	2,669.5	111.0
Total fixed maturity securities	4,028.9	51.3	3,272.2	705.4
Equity securities
Common stocks	10.5	7.1	—	3.4
Perpetual preferred stocks	82.0	5.0	22.8	54.2
Total equity securities	92.5	12.1	22.8	57.6
Total assets accounted for at fair value	$4,121.4	$63.4	$3,295.0	$763.0

Liabilities
Embedded derivative	$3.0	$—	$—	$3.0
Other	4.8	—	—	4.8
Total liabilities accounted for at fair value	$7.8	$—	$—	$7.8

December 31, 2018		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$25.4	$6.1	$19.3	$—
States, municipalities and political subdivisions	421.9	—	421.9	—
Residential mortgage-backed securities	94.4	—	75.4	19.0
Commercial mortgage-backed securities	93.9	—	35.7	58.2
Asset-backed securities	511.5	—	33.3	478.2
Corporate and other	2,244.5	6.6	2,152.9	85.0
Total fixed maturity securities	3,391.6	12.7	2,738.5	640.4
Equity securities
Common stocks	15.0	9.1	—	5.9
Perpetual preferred stocks	185.5	7.2	123.0	55.3
Total equity securities	200.5	16.3	123.0	61.2
Total assets accounted for at fair value	$3,592.1	$29.0	$2,861.5	$701.6

Liabilities
Embedded Derivatives	$8.4	$—	$—	$8.4
Other	3.5	—	—	3.5
Total liabilities accounted for at fair value	$11.9	$—	$—	$11.9

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company’s assessment resulted in a net transfer into Level 3 of $134.1 million primarily related to corporate securities during the year ended December 31, 2019. The Company’s assessment resulted in a net transfer out of Level 3 of $59.3 million primarily related to corporate securities during the year ended December 31, 2018.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2019 and 2018 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	—	—	0.1	—	(0.5)	4.2	(3.8)	—
Residential mortgage-backed securities	19.0	—	0.1	—	(1.9)	1.5	(9.5)	9.2
Commercial mortgage-backed securities	58.2	0.8	1.5	7.5	(37.6)	5.1	(0.9)	34.6
Asset-backed securities	478.2	(2.1)	14.1	184.4	(236.7)	189.1	(76.4)	550.6
Corporate and other	85.0	(3.2)	5.5	28.5	(28.5)	106.5	(82.8)	111.0
Total fixed maturity securities	640.4	(4.5)	21.3	220.4	(305.2)	306.4	(173.4)	705.4
Equity securities
Common stocks	5.9	(1.5)	0.1	0.3	(1.2)	—	(0.2)	3.4
Perpetual preferred stocks	55.3	(3.9)	(0.1)	2.5	(2.6)	3.0	—	54.2
Total equity securities	61.2	(5.4)	—	2.8	(3.8)	3.0	(0.2)	57.6
Total financial assets	$701.6	$(9.9)	$21.3	$223.2	$(309.0)	$309.4	$(173.6)	$763.0

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2019
Liabilities
Embedded derivative	$8.4	$(5.4)	$—	$—	$—	$—	$—	$3.0
Other	3.5	—	—	3.0	—	—	(1.7)	4.8
Total financial liabilities	$11.9	$(5.4)	$—	$3.0	$—	$—	$(1.7)	$7.8

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2018
Assets
Fixed maturity securities
U.S. Government and government agencies	$—	$—	$—	$2.3	$—	$—	$(2.3)	$—
States, municipalities and political subdivisions	6.0	—	(0.1)	0.1	—	0.4	(6.4)	—
Residential mortgage-backed securities	14.6	0.2	0.2	33.7	(8.0)	8.1	(29.8)	19.0
Commercial mortgage-backed securities	12.2	(0.1)	(0.9)	47.5	(0.1)	1.8	(2.2)	58.2
Asset-backed securities	133.7	1.2	(31.6)	445.4	(79.8)	12.9	(3.6)	478.2
Corporate and other	26.3	(0.2)	(6.1)	116.8	(15.0)	24.8	(61.6)	85.0
Total fixed maturity securities	192.8	1.1	(38.5)	645.8	(102.9)	48.0	(105.9)	640.4
Equity securities
Common stocks	0.2	0.8	—	0.1	—	4.8	—	5.9
Perpetual preferred stocks	6.4	(0.5)	—	56.0	(0.4)	3.5	(9.7)	55.3
Total equity securities	6.6	0.3	—	56.1	(0.4)	8.3	(9.7)	61.2
Derivatives	0.3	(0.3)	—	—	—	—	—	—
Total financial assets	$199.7	$1.1	$(38.5)	$701.9	$(103.3)	$56.3	$(115.6)	$701.6

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2017	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2018
Liabilities
Embedded derivatives	$—	$(4.1)	$—	$12.5	$—	$—	$—	$8.4
Other	4.7	(2.2)	—	1.2	(0.2)	—	—	3.5
Total financial liabilities	$4.7	$(6.3)	$—	$13.7	$(0.2)	$—	$—	$11.9

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

December 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$183.5	$183.5	$—	$—	$183.5
Policy loans	19.1	19.1	—	19.1	—
Other invested assets	—	—	—	—	—
Total assets not accounted for at fair value	$202.6	$202.6	$—	$19.1	$183.5
Liabilities
Annuity benefits accumulated (1)	$233.9	$231.0	$—	$—	$231.0
Long-term obligations (2)	804.7	801.6	—	801.6	—
Total liabilities not accounted for at fair value	$1,038.6	$1,032.6	$—	$801.6	$231.0

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2018			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$137.6	$137.6	$—	$—	$137.6
Policy loans	19.8	19.8	—	19.8	—
Other invested assets	1.6	1.6	—	—	1.6
Total assets not accounted for at fair value	$159.0	$159.0	$—	$19.8	$139.2
Liabilities
Annuity benefits accumulated (1)	$244.0	$241.7	$—	$—	$241.7
Long-term obligations (2)	702.5	703.0	—	703.0	—
Total liabilities not accounted for at fair value	$946.5	$944.7	$—	$703.0	$241.7
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

7. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	December 31,
	2019	2018
Contracts in progress	$204.7	$188.2
Trade receivables	60.6	127.5
Unbilled retentions	53.9	65.6
Other receivables	21.1	4.2
Allowance for doubtful accounts	(2.5)	(6.3)
Total accounts receivable, net	$337.8	$379.2

8. Inventory

Inventory is recognized in the Consolidated Balance Sheets within Other assets, and consists of the following (in millions):

	December 31,
	2019	2018
Raw materials and consumables	$21.2	$19.3
Work in process	1.1	1.6
Finished goods	0.3	0.4
	$22.6	$21.3

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		December 31, 2019		December 31, 2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$347.6	36.4%	$335.0	33.5%
Hannover Life Reassurance Company of America	A+	323.3	33.9%	336.9	33.7%
Loyal American Life Insurance Company	A	147.5	15.5%	146.0	14.6%
Great American Life Insurance Company	A	56.2	5.9%	54.5	5.4%
ManhattanLife Assurance Company of America	B+	47.0	4.9%	89.5	8.9%
Other		32.1	3.4%	38.3	3.9%
Total		$953.7	100.0%	$1,000.2	100.0%

During the year ended December 31, 2018, CGI recaptured two of their reinsurance treaties. The first of which received $161.4 million of cash, reduced its ceded reinsurance by $140.8 million and recognizing a gain of $20.6 million, included in Other income (expense), net. The second recapture received $168.0 million of cash, reduced its ceded reinsurance by $141.7 million and recognizing a gain of $26.3 million, included in Other income.

10. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	December 31,
	2019	2018
Cable-ships and submersibles	$246.5	$251.1
Equipment, furniture and fixtures, and software	214.1	148.0
Building and leasehold improvements	48.9	47.3
Land	36.8	32.8
Construction in progress	14.3	12.9
Plant and transportation equipment	13.5	12.0
	574.1	504.1
Less: Accumulated depreciation	168.3	127.8
Total	$405.8	$376.3

Depreciation expense was $52.3 million and $46.6 million for the years ended December 31, 2019 and 2018, respectively. These amounts included $9.1 million and $7.0 million of depreciation expense recognized within cost of revenue for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018 total net book value of equipment, cable-ships, and submersibles under capital leases consisted of $35.1 million and $40.0 million, respectively.

For the year ended December 31, 2019, our Marine Services segment recorded an impairment expense of $0.6 million, due to the under-utilization of assets on one of the segment's barges. For the year ended December 31, 2018, our Energy segment recorded an impairment expense of $0.7 million, of which $0.4 million was due to station performance and $0.3 million was related to the abandonment of a station development project.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
11. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Construction	Marine Services	Energy	Telecom	Insurance	Life Sciences	Broadcasting	Other	Total
Balance at December 31, 2017	$38.6	$14.3	$2.1	$3.4	$47.3	$3.6	$20.6	$1.8	$131.7
Measurement Period Adjustment	—	—	—	—	—	—	0.8	—	0.8
Acquisitions	43.6	—	—	1.0	—	—	—	—	44.6
Dispositions	—	—	—	—	—	(3.6)	—	(1.8)	(5.4)
Balance at December 31, 2018	82.2	14.3	2.1	4.4	47.3	—	21.4	—	171.7
Measurement Period Adjustment	7.1	—	—	0.1	—	—	—	—	7.2
Impairments	—	—	—	(4.5)	(47.3)	—	—	—	(51.8)
Translation	(0.3)	—	—	—	—	—	—	—	(0.3)
Balance at December 31, 2019	$89.0	$14.3	$2.1	$—	$—	$—	$21.4	$—	$126.8

On an annual basis, the Company performs it's goodwill impairment review in accordance with ASC 350. Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. After considering all quantitative and qualitative factors, the Company has determined that other than noted below it is more likely than not that the reporting units' fair values exceed carrying values as of the period end. Company reports goodwill impairment charges within the Asset impairment expense line of our Consolidated Statements of Operations.

Telecommunications

The Company impaired $4.5 million of Goodwill at our Telecommunications segment primarily due to the declining performance driven by deteriorating industry trends.

Insurance

The Insurance segment's operating entity, CGI, had a book value at December 31, 2019 of $503.6 million, inclusive of $198.9 million of AOCI. The increase in 2019 was largely driven by current year net income of $98.7 million, before the impact of the goodwill impairment, and an increase in AOCI of $288.0 million from December 31, 2018.

There were several factors that occurred in the fourth quarter of 2019, which impacted the fair value of the Insurance segment, primarily with respect to the future of the management fee agreement, along with our expectations of future dividends, after recent and ongoing discussions with our domestic regulator. While these factors do not have a major impact on the operations of the business, they do impact the ability to capture the value which is effectively trapped in the Insurance company.

As a result of the factors described above, our book value at CGI exceeded fair value, and the Company recognized a goodwill impairment charge of $47.3 million at our Insurance segment. Net income of CGI, after the impact of the goodwill impairment was $51.4 million for the year ended December 31, 2019. At December 31, 2019, after the impact of the goodwill impairment, the book value of CGI was $456.3 million, and we would expect additional book losses to the extent CGI is sold in the future.

Life sciences

Through the sale of BeneVir in the second quarter of 2018, $3.6 million of goodwill was deconsolidated.

Other

Through the deconsolidation of 704Games in the third quarter of 2018, $1.8 million of goodwill was deconsolidated. See Note 4. Acquisitions, Dispositions, and Deconsolidations, for additional detail regarding our acquisitions and dispositions.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	December 31,
	2019	2018
FCC licenses	$136.2	$120.6
State licenses	2.5	2.5
Total	$138.7	$123.1

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

In 2019, FCC licenses increased $15.6 million, $18.2 million of which was through acquisitions, offset by $2.3 million of impairments and $0.3 million loss on the sale of licenses. Our Broadcasting segment recorded the impairment as a result of its decision to forfeit FCC licenses in certain lower-ranked markets, and does not expect any significant changes to future cash flows as a result of these forfeitures. The Company reports intangible impairment charges within the Asset impairment expense line of our Consolidated Statements of Operations.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$26.0	$(7.9)	$18.1	$25.9	$(5.9)	$20.0
Customer relationships	10 Years	56.0	(15.7)	40.3	53.6	(7.2)	46.4
Channel sharing arrangements	40 Years	27.2	(0.9)	26.3	25.2	—	25.2
Developed technology	4 Years	1.2	(1.2)	—	1.2	(1.2)	—
Other	7 Years	5.5	(1.9)	3.6	5.5	(1.0)	4.5
Total		$115.9	$(27.6)	$88.3	$111.4	$(15.3)	$96.1

Amortization expense for definite lived intangible assets was $12.3 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively, and was included in Depreciation and amortization in our Consolidated Statements of Operations.

VOBA

VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business and recorded amortization increases net income for the respective period. Negative amortization of VOBA was $23.5 million and $12.8 million for the years ended December 31, 2019 and 2018, respectively,

Amortization

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

	Estimated Amortization
	Definite Lived Intangible Assets	Negative VOBA
2020	$8.6	$(20.8)
2021	8.3	(19.6)
2022	8.2	(18.4)
2023	8.0	(17.1)
2024	7.5	(15.9)
Thereafter	47.7	(129.2)
Total	$88.3	$(221.0)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
12. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	December 31,
	2019	2018
Long-term care insurance reserves	$4,201.6	$4,142.5
Traditional life insurance reserves	173.4	196.8
Other accident and health insurance reserves	192.1	222.8
Total life, accident and health reserves	$4,567.1	$4,562.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Years Ended December 31,
	2019	2018
Beginning balance	$738.7	$243.5
Less: recoverable from reinsurers	(136.4)	(100.6)
Beginning balance, net	602.3	142.9

Opening balance due to business acquired	—	295.4
Less: recoverable from reinsurers	—	(55.9)
Net balance of business acquired	—	239.5
Incurred related to insured events of:
Current year	211.8	216.6
Prior years	(47.2)	81.6
Total incurred	164.6	298.2
Paid related to insured events of:
Current year	(17.5)	(15.0)
Prior years	(141.0)	(72.1)
Total paid	(158.5)	(87.1)
Interest on liability for policy and contract claims	21.9	8.8
Ending balance, net	630.3	602.3
Add: recoverable from reinsurers	131.0	136.4
Ending balance	$761.3	$738.7

The Insurance segment experienced a favorable claims reserve development of $47.2 million and an unfavorable claims reserve development of $81.6 million for the years ended December 31, 2019 and 2018, respectively.

The main drivers of the current year favorable development were due to an update to the estimate for remaining benefits to be paid and due to favorable development in claim termination rates experienced relative to prior years.

The main drivers of the prior year deficiency were post-acquisition recapture of two reinsurance treaties on the KIC block, post-acquisition reserve strengthening on the acquired KIC block, and variance in the development of claim termination rates and care transition settings on prior year incurred claims.

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	December 31,
	2019	2018
Accounts payable	$146.9	$104.7
Accrued expenses and other current liabilities	95.7	83.4
Accrued interconnection costs	43.5	103.0
Accrued payroll and employee benefits	40.9	44.2
Accrued interest	10.7	8.8
Accrued income taxes	1.9	0.8
Total accounts payable and other current liabilities	$339.6	$344.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
14. Debt Obligations

Debt obligations consist of the following (in millions):

	December 31,
	2019	2018
Construction
LIBOR plus 5.85% Note, due 2023	$77.0	$80.0
LIBOR plus 1.5% Line of Credit	48.9	34.0
Obligations under finance leases	0.2	—
Marine Services (1)
Obligations under finance leases	33.0	40.4
7.49% Note, due 2020	22.3	14.0
Notes payable and revolving lines of credit, various maturity dates	10.4	12.9
Energy
LIBOR plus 3.0% Term Loan due in 2023	27.1	—
5.00% Term Loan due in 2022	11.2	12.4
4.50% Note due in 2022	10.2	11.3
Other, various maturity dates	2.4	3.2
Life Sciences
Notes payable due in 2019	—	1.7
Broadcasting
8.50% Notes due 2019	—	35.0
8.50% Note due 2020	36.2	—
10.50% Note due 2020	42.5	—
Other, various maturity dates	7.9	10.1
Obligations under finance leases	1.4	1.0
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021 (2)	470.0	470.0
7.50% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit (3)	15.0	—
Total	870.7	781.0
Issuance discount, net and deferred financing costs	(31.4)	(37.1)
Debt obligations	$839.3	$743.9
(1) In March 2020, HC2 sold GMSL
(2) In March 2020, HC2 issued a 30 days redemption notice for $76.9 million of its 11.50% Senior Secured Notes, due 2021
(3) In March 2020, HC2 repaid its LIBOR plus 6.75% Line of Credit

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2020	$11.0	$224.8	$235.8
2021	10.6	562.4	573.0
2022	10.0	79.3	89.3
2023	4.3	99.0	103.3
2024	2.5	12.1	14.6
Thereafter	1.0	8.2	9.2
Total minimum principal & interest payments	39.4	985.8	1,025.2
Less: Amount representing interest	(4.8)	(149.7)	(154.5)
Total aggregate finance lease and debt payments	$34.6	$836.1	$870.7

The interest rates on the finance leases range from approximately 4.0% to 10.7%.

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

In April 2018, the Wells Fargo Facility was amended, increasing the maximum advance amount under the Revolving Line to $70.0 million, modifying the floating interest rate to daily three month LIBOR plus 1.5% and extending the maturity date through March 31, 2023. The amendment also created a $17.0 million long-term tranche under the $70.0 million Revolving Line with a maturity date of May 31, 2025. Additionally, The Real Estate Term Advance and Real Estate Advance 2 interest rates were modified to daily three month LIBOR plus 2.25% with a maturity date of April 2024.

In July 2018, the Wells Fargo Facility was amended, increasing the availability of the borrowing base allowing DBMG to borrow an additional $10.0 million of the $70.0 million total line and bearing interest at daily three month LIBOR plus 2.5%. The temporary borrowing base increase and related interest had an initial maturity date of October 2018, subsequently extended to November 2018.

In November 2018, the Wells Fargo Facility was amended, increasing the maximum advance amount under the Revolving Line to up to $80.0 million.

In May 2019, the Wells Fargo Facility was amended, permanently increasing the borrowing base to allow greater availability of the $80.0 million total line. The $17.0 million long-term tranche was also increased to $22.0 million with a maturity of May 2026. The Wells Fargo Facility maturity date was also extended to April 2024.

As of December 31, 2019, $20.2 million was issued through term loans and $28.7 million was issued through the revolver. In addition, $9.1 million in outstanding letters of credit were issued under the Wells Fargo Facility, of which zero has been drawn.

TCW Loan

In November 2018, DBMG and its subsidiaries entered into a financing agreement with TCW Asset Management Company LLC ("TCW"), for the aggregate principal amount of $80.0 million (the "TCW Loan"). The net proceeds from the TCW Loan were used to refinance the debt assumed and closing costs of the GrayWolf acquisition.  The TCW Term Loan matures on the earlier of (a) November 30, 2023; (b) the maturity date of the Wells Fargo Facility; and (c) the 60 days prior to the maturity of the Senior Secured Notes and/or Convertible Notes if, on that day (and solely for so long as), any of such indebtedness remain outstanding. The TCW Loan bears interest at a rate of 5.85% above the three month LIBOR.

Marine Sciences

Shawbrook Loan

In April 2018, GMSL entered into a 7.49% fixed interest only loan, due April 2019, with Shawbrook Bank Limited for £7.2 million, or approximately $9.4 million at issuance ("Shawbrook Loan"), the net proceeds used to fund capital expenditures, being mainly upgrades to cable ships, and working capital requirements on installation contracts.

In September 2018, GMSL refinanced the Shawbrook loan, extending the principal balance to £11.0 million, or approximately $14.4 million at issuance, and extending the maturity date to September 2019. The net proceeds were used to pay the principal balance of the original Shawbrook loan and repay the debt associated with the purchase of the Fugro trenching business acquisition.

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

In January 2017, ANG refinanced and consolidated all three of its loans with Pioneer Savings Bank ("Pioneer") into a new term loan. The principal balance outstanding bears fixed interest at a fixed rate annually equal to 4.5% and matures in 2022. The agreement with Pioneer also includes a revolving demand note for $1.0 million with an annual renewal provision that bears interest at monthly LIBOR plus 3.0% (the "Pioneer Demand Note"). In September 2017, ANG increased the availability under the Pioneer Demand Note to $1.5 million. As of December 31, 2019, there was $10.2 million aggregate principal outstanding under the Pioneer term loan and $1.3 million drawn under the Pioneer Demand Note.

In June 2019, ANG entered into a term loan with M&T bank for $28.0 million. The loan bears variable interest annually at LIBOR plus 3.0% and matures in 2023. The term loan was used to finance the acquisition of the ampCNG stations.

Insurance

In July 2018, in connection with the signed agreement to purchase the long-term care block of Humana, CGI obtained a three month surplus note (the "Surplus Note") from Humana, issued July 17, 2018 and due September 14, 2018, in the amount of $32.0 million. The Surplus Note was paid in full in August 2018.

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

Broadcasting

On October 24, 2019, Broadcasting issued $78.7 million 364-day secured notes (the "2020 Notes"). The privately placed notes were comprised of a $36.2 million, 8.50%,tranche, funded by an affiliate of MSD Partners, L.P. (the “8.50%% Note due 2020”). The remaining $42.5 million, 10.50% tranche (the “10.50% Note due 2020”) was a modification of the existing 8.50%, 364-day Secured Note, with certain institutional investors. The 2020 Notes have a paid-in-kind ("PIK") coupon and mature in October 2020. The net proceeds from the financing were used to retire HC2 Broadcasting’s existing debt, as well as fund pending acquisitions, working capital and general corporate purposes. In connection with the issuance of the 10.50% Note due 2020, Broadcasting issued warrants to the same institutional investors to purchase 50,000 shares of common stock at $176.4 per share for a total purchase price of $8.8 million, or net settled, if exercised as of the issuance date, and as may be adjusted at any future exercise of the warrant pursuant to its terms. The warrant has a five-year term and is immediately exercisable.

As of December 31, 2018, there were $35.0 million of 8.50%, 364-day Secured Notes which were issued on August 7, 2018. The 364-day Secured Note was used to finance certain acquisitions and for general corporate purposes. In January 2019, the capacity of the 364-day Secured Note was increased by $15.0 million to $50.0 million and institutional investors funded $7.5 million of the 8.5% Notes bringing the total outstanding 8.5% Notes balance to $42.5 million, which were later modified by the 10.50% Note due 2020, as described above . In April 2019, an additional $0.7 million of notes were issued at 8.50% and later repaid in full with the proceeds from the issuance of the 8.50% Note due 2020. In May, August, and September of 2019, Broadcasting issued an additional $21.5 million of notes bearing interest of 8.50% that were repaid in full with the proceeds from the issuance of the 8.50% Note due 2020.

Non-Operating Corporate

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

The Company accounted for the transaction under the debt extinguishment model as the present value cash flows under the terms of the Senior Secured Notes and Convertible Notes was at least 10% different from the present value of the remaining cash flows under the 11.0% Notes. Unamortized debt issuance costs and net original issuance premium in the amount of $2.6 million were recorded within Other income.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

In accordance with ASC Topic 815-15, Derivatives and Hedging, the embedded conversion feature contained in the Convertible Notes is required to be bifurcated and recorded as a derivative liability and marked to market in each reporting period. The embedded conversion feature had a fair value of $12.5 million on the transaction date, which was recorded as a discount on the Convertible Notes and included within Other liabilities on our Consolidated Balance Sheets. The fair value of the embedded conversion feature was $3.0 million as of December 31, 2019, the change in fair value from the transaction date being recorded within Other income.

In conjunction with the issuance of the Convertible Notes in 2018, the Company incurred a consent fee payable to preferred stockholders of $3.8 million. This fee was recorded within the Preferred stock and deemed dividends line item of the Consolidated Statements of Operations as a deemed dividend.

At December 31, 2019, the Convertible Notes had a net carrying value of $44.2 million and an unamortized discount of $9.4 million. Based on the closing price of our common stock of $2.17 on December 31, 2019, the if-converted value of the Convertible Notes did not exceed its principal value.

For the year ended December 31, 2019, interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible notes was $4.1 million and $2.9 million, respectively. For the year ended December 31, 2018, interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible notes was $0.5 million and $0.3 million, respectively.

Line of credit

In April 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC. The Revolving Credit Agreement matures in June 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April 2019 and May 2019, HC2 drew $5.0 million and $10.0 million of the Revolving Credit Agreement, respectively. The Company used the proceeds for working capital and general corporate purposes.

15. Leases

Operating lease right-of-use-assets and finance leases are recognized in the consolidated balance sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the consolidated balance sheet within Other liabilities and Debt obligations, respectively. As of December 31, 2019, lease right-of-use assets and lease liabilities consists of the following (in millions):

Right-of-use assets:
Operating lease (Other assets)	$70.2
Finance lease (Property, plant and equipment, net)	35.1
Total right-of-use assets	$105.3

Lease liabilities:
Operating lease (Other liabilities)	$75.0
Finance lease (Debt obligations)	34.6
Total lease liabilities	$109.6

The tables below present financial information associated with the Company's leases. This information is only presented as of, and for the year ended December 31, 2019 as the Company adopted ASC 842 using a transition method that does not require application to periods prior to adoption. The Company has entered into operating and finance lease agreements primarily for land, office space, vessels, equipment and vehicles, expiring between 2020 and 2045.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table summarizes the components of lease expense for the year ended December 31, 2019 (in millions):

Finance lease cost:
Amortization of right-of-use assets	$7.8
Interest on lease liabilities	2.3
Net finance lease cost	10.1
Operating lease cost	23.6
Variable lease cost	0.7
Sublease income	(0.1)
Total lease cost	$34.3

Cash flow information related to leases for the year ended December 31, 2019 are as follows (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.7
Financing cash flows from finance leases	$9.8
Operating cash flows from operating leases	$25.8
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$2.1
Operating leases	$90.1

As of December 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

Weighted-average remaining lease term (years) - operating lease	5.2
Weighted-average remaining lease term (years) - finance lease	3.8
Weighted-average discount rate - operating lease	6.9%
Weighted-average discount rate - finance lease	6.6%

As of December 31, 2019, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2020	$23.0	$11.0
2021	20.9	10.6
2022	13.3	10.0
2023	10.2	4.3
2024	8.1	2.5
Thereafter	14.4	1.0
Total future lease payments	89.9	39.4
Less: Present values	(14.9)	(4.8)
Total lease liability balance	$75.0	$34.6

The Company expects $5.4 million of lease payments in 2020 resulting from short-term leases not accounted for under ASC 842.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
16. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2019 and 2018 were as follows (in millions):

	Years Ended December 31,
	2019	2018
Current: Federal	$3.5	$0.5
State	2.6	3.6
Foreign	1.4	1.0
Subtotal Current	7.5	5.1
Deferred: Federal	(27.7)	(1.4)
State	(0.3)	(0.2)
Foreign	(0.1)	(1.1)
Subtotal Deferred	(28.1)	(2.7)
Income tax (benefit) expense	$(20.6)	$2.4

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2019 and 2018 were as follows (in millions):

	Years Ended December 31,
	2019	2018
US	$(58.3)	$179.6
Foreign	1.6	2.7
Income (loss) from continuing operations before income taxes	$(56.7)	$182.3

The provisions (benefits) for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2019 and 2018 (in millions):

	Years Ended December 31,
	2019	2018
Tax provision (benefit) at federal statutory rate	$(11.9)	$38.3
Permanent differences	0.3	1.5
State tax, net of federal benefit	(7.3)	6.2
Foreign rate differential	1.4	(0.9)
Minority interest	0.2	(4.6)
Executive and stock compensation	2.5	3.5
Increase (decrease) in valuation allowance	(7.6)	(43.8)
Transaction costs	0.1	1.5
Tax credits generated/utilized	(2.2)	—
Return to provision	(6.0)	15.6
ASU 2017-11 adoption	(1.3)	—
Goodwill impairment	10.9	—
Gain/loss on sale or deconsolidation of a subsidiary	—	5.7
Bargain purchase gain	—	(24.2)
Other	(1.8)	3.6
Warrant liability	2.1	—
Income tax (benefit) expense	$(20.6)	$2.4

The income tax benefit as of December 31, 2019 is $20.6 million. The benefit was primarily driven by a net valuation allowance release of $37.4 million related to the Insurance segment partially offset by an impairment of goodwill which is not deductible for tax purposes. The Insurance segment is profitable in 2019 and in a three-year overall cumulative income position as of December 31, 2019. The profitability is driven by current year income associated with favorable claims and reserve development relative to expected. Further, unrealized gains from the investment portfolio continued to grow in 2019.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The amount recorded as of December 31, 2018 primarily relates to separate state filings that do not have net operating losses available to offset income. In the third quarter of 2018, the Insurance segment acquired Humana’s long-term care business, Kanawha Insurance Company. The combined insurance entity generated a net operating loss for the year due to additional tax deductions related to increases in policy holder reserves. In addition, the bargain purchase gain is not taxable. This net operating loss was carried forward but had a valuation allowance. Additionally, the income tax expense generated from the sale of BeneVir in the second quarter of 2018 is offset by tax attributes for which a valuation allowance had been recorded. Therefore, there is no net income tax expense recorded in the income statement for the sale.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Net operating loss carryforwards	$89.2	$97.0
Basis difference in fixed assets	3.2	2.3
Deferred compensation	12.7	11.7
Lease liability	17.4	—
UK trading loss carryforward	38.3	37.8
Sec. 163(j) carryforward	39.6	15.9
Insurance claims and reserves	166.1	163.6
Value of insurance business acquired ("VOBA")	48.5	53.8
Deferred acquisition costs	16.7	13.4
Other deferred tax assets	14.3	11.7
Total deferred tax assets	446.0	407.2
Valuation allowance	(121.8)	(126.7)
Total net deferred tax assets	324.2	280.5

Basis difference in intangibles	(19.1)	(21.0)
Basis difference in fixed assets	(24.8)	(17.0)
Insurance company investments	(335.0)	(264.2)
Right of use assets	(16.2)	—
Other deferred tax liabilities	(10.1)	(6.5)
Total deferred tax liabilities	(405.2)	(308.7)

Net deferred tax liabilities	$(81.0)	$(28.2)

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the HC2 Holdings, Inc. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2019 and is forecasting losses in the near future, which provide negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the Insurance Company for each of the reporting periods. Included in this assessment was the Insurance Company’s historical operating results over the prior three-year period. Additional positive and negative evidence was considered including the timing of the reversal of the deferred tax assets and liabilities, and projections of future income from the runoff of the insurance business. As a result of management’s assessment, it was determined that since the Insurance Company is in a cumulative three-year income position which is expected to continue as supported by the projections of future income, the Insurance segment has released, in full, the $37.4 million valuation allowance as part of continuing operations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Valuation allowances have been maintained against deferred tax assets of the European entities, including GMSL’s UK non-tonnage tax trading losses, and losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

At December 31, 2019, the Company has gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $147.5 million. Additionally, the Company has $198.9 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 U.S. consolidated income tax return, including $117.1 million from the Insurance segment, $34.9 million from R2, $22.3 million from DTV America, and $20.5 million from ANG and other entities of $4.2 million.

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. net operating loss carryforwards in the amount of $29.9 million, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $117.6 million, generated prior to 2018 will expire, if unused, by 2037.

Pursuant to the rules under Section 382, the Company believes that it underwent an ownership changes on May 29, 2014 and $46.1 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million. On November 4, 2015, HC2 issued 8,452,500 shares of its stock in a primary offering. The Company believes the issuance resulted in a Section 382 ownership change and $31.7 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to IRC Sec. 382.

The purchase of GrayWolf Industrial on November 30, 2018 triggered a Section 382 ownership change. $57.1 million of federal net operating losses acquired are subject to an annual limitation between $3.0 million and $4.0 million for the first five years beginning in 2019 and $1.1 million afterwards. $25.4 million of the GrayWolf U.S. net operating losses subject to Section 382 were generated in 2018, therefore they do not expire.

Additionally, the Company has $11.4 million of acquired U.S. net operating losses from DTV America, which is subject to an annual limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2019, the Company had foreign operating loss carryforwards of approximately $228.1 million. Of the foreign NOLs, $212.7 million were generated by GMSL’s historical non-tonnage tax operations.

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

The Company did not have any unrecognized tax benefits as of December 31, 2019 and 2018 related to uncertain tax positions.

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2019 remain open for examination.

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

17. Commitments and Contingencies

Future minimum purchase obligations as of December 31, 2019 were as follows (in millions):

2020	$86.3
2021	3.3
2022	0.2
2023	0.2
2024	0.2
Thereafter	—
Total obligations	$90.2

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

CGI Producer Litigation

On November 28, 2016, CGI, a subsidiary of the Company, Great American Financial Resource, Inc. ("GAFRI"), American Financial Group, Inc., and CIGNA Corporation were served with a putative class action complaint filed by John Fastrich and Universal Investment Services, Inc. in The United States District Court for the District of Nebraska alleging breach of contract, tortious interference with contract and unjust enrichment. The plaintiffs contend that they were agents of record under various CGI policies and that CGI allegedly instructed policyholders to switch to other CGI products and caused the plaintiffs to lose commissions, renewals, and overrides on policies that were replaced. The complaint also alleges breach of contract claims relating to allegedly unpaid commissions related to premium rate increases implemented on certain long-term care insurance policies. Finally, the complaint alleges breach of contract claims related to vesting of commissions. On August 21, 2017, the Court dismissed the plaintiffs’ tortious interference with contract claim. CGI believes that the remaining allegations and claims set forth in the complaint are without merit.

The case was set for voluntary mediation, which occurred on January 26, 2018. The Court stayed discovery pending the outcome of the mediation. On February 12, 2018, the parties notified the Court that mediation did not resolve the case and that the parties’ discussions regarding a possible settlement of the action were still ongoing. The Court held a status conference on March 22, 2018, during which the parties informed the Court that settlement negotiations remain ongoing. Nonetheless, the Court entered a scheduling order setting the case for trial during the week of October 15, 2019. Meanwhile, the parties’ continued settlement negotiations led to a tentative settlement. On February 4, 2019, the plaintiffs executed a class settlement agreement with CGI, Loyal American Life Insurance Company, American Retirement Life Insurance Company, GAFRI, and American Financial Group, Inc. (collectively, the Defendants). The settlement agreement, which would require GAFRI to make a $1.25 million payment on behalf of the Defendants, is subject to Court approval. On February 4, 2019, the plaintiffs filed a motion for preliminary approval of the class settlement in a parallel action in the Southern District of Ohio, Case No. 17-CV-00615-SJD, which motion was granted by the Southern District of Ohio on April 2, 2019. Meanwhile, the case pending before the District of Nebraska was stayed on February 6, 2019, pending final approval of the class action settlement in the Ohio action. The Court held a final settlement hearing on September 17, 2019. On October 7, 2019, the Court entered a final approval order certifying the class and approving the class settlement. On October 22, 2019, the Court granted Plaintiffs’ motion for attorney’s fees and costs. On October 25, 2019, the Court entered final judgment and closed the Ohio action. The case pending before the District of Nebraska was dismissed with prejudice on November 12, 2019, pursuant to the parties’ joint stipulation.

The Company and CGI sought defense costs and indemnification for plaintiffs’ claims from GAFRI and Continental General Corporation ("CGC") under the terms of an Amended and Restated Stock Purchase Agreement ("SPA") related to the Company’s acquisition of CGI in December 2015. GAFRI and CGC rejected CGI’s demand for defense and indemnification and, on January 18, 2017, the Company and CGI filed a Complaint against GAFRI and CGC in the Superior Court of Delaware seeking a declaratory judgment to enforce their indemnification rights under the SPA. On February 23, 2017, GAFRI answered CGI’s complaint, denying the allegations. The dispute is ongoing and CGI intends to continue to pursue its right to a defense and indemnity under the SPA regardless of the tentative settlement in the class action. Meanwhile, the parties’ continued settlement negotiations resulted in a settlement agreement in the Delaware action. The settlement agreement, which was contingent on the final approval of the class action settlement in the Ohio action, required CGI to contribute $250,000 to the settlement payment made by GAFRI in the class action. No further contributions to the class action settlement will be required of CGI. Once the class action settlement became final, CGI and GAFRI filed a joint stipulation to dismiss the Delaware action, which stipulation was entered by the Court on January 21, 2020. The Delaware action is now closed.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware, captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint").  On November 17, 2014, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359.  On February 19, 2015, the court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel.  The currently operative complaint is the Complaint filed by Mark Jacobs.  The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class.  The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer.  The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On November 15, 2019, the parties filed definitive documentation in support of a proposed settlement of the action. On January 14, 2020, plaintiff filed an amended complaint restating and elaborating on the claims raised in the Complaint. The Amended Complaint seeks compensatory and rescissory damages, as well as attorney’s fees and other relief.

On February 13, 2020, the Court held a settlement hearing to consider the proposed settlement and certain objections filed by two current DBMG stockholders. The Court expressed concerns about certain terms of the proposed settlement and the parties are considering how to address the Court’s concerns. There can be no assurance that any settlement will be resubmitted by the parties or that the Delaware Courts will approve any settlement proposed by the parties. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

18. Employee Retirement Plans

HC2

The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions capped at $6,000.

The matching contribution made during each of the years ended December 31, 2019,and 2018 was $0.3 million and $0.4 million, respectively.

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

DBMG made contributions to various Pension Trusts of $6.2 million and $12.2 million during the years ended December 31, 2019 and 2018, respectively. DBMG’s funding policy is to make monthly contributions to the plan. DBMG’s employees represent less than 5% of the participants in the Pension Trusts. As of December 31, 2019, DBMG has not undertaken to terminate, withdraw, or partially withdraw from the Field Pension.

DBMG maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions and which features matching contributions of 100% of the first 1%, and 50% of the next 5% of employee annual salary contributions, depending on the subsidiary. The matching contributions for the years ended December 31, 2019 and 2018 was $1.8 million and $1.2 million, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Under a revised deficit recovery plan agreed between GMSL and the trustees of GMSL's pension plan dated March 20, 2018, which was subsequently submitted to the UK government’s Pension Regulator, contributions of approximately $13.1 million deferred from 2016 and 2017 due in December 2017 have been further deferred. To support this deferral, the Company has provided secured assets in the form of the CWind Phantom crew transfer vessel and two trenchers. Consistent with earlier recovery plans, the revised deficit recovery plan comprises three elements: fixed contributions, variable contributions (profit-related element) and variable contributions (dividend-related element), though the amounts and some definitions have been modified. As of December 31, 2019, the fixed contributions are payable in installments, comprise approximately $7.1 million in 2020, approximately $7.2 million in 2021 and approximately $3.1 million in 2022. The variable contributions (profit-related element) are calculated as 10% of GMSL's audited operating profit and paid two years in arrears in December each year from 2018. The variable contributions (dividend-related) equate to 50% of any future dividend paid by GMSL.

Global Marine Personal Pension Plan

This is a defined contribution pension scheme and is contributory from the employee; the rate of contributions is split as follows:

•ex-CARE employees contributing between 2.5% and 7.5% and the employer contributing at a matching rate plus an additional 5% fixed contributions; and
•defined contribution employees contributing between 2% and 7.5% and the employer contributing at a matching rate.

For the year ended December 31, 2019, $7.0 million of contributions have been made to the Company's pension plans, comprising $6.7 million of fixed contributions and $0.3 million of profit-related contributions. For the year ended December 31, 2018, GMSL made contributions of $3.8 million, comprising $2.6 million of fixed contributions and $1.2 million of profit-related contributions.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Following the March 31, 2016 actuarial valuation, contributions are payable by the GMSL as follows:

•Maintain employer contributions to 20% of pensionable salaries to September 30, 2016, and then no more contributions thereafter.

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

Following the December 31, 2016 actuarial valuation, contributions are as follows:

•Six annual contributions of less than $0.2 million from December 31, 2019 to 2024 with a final contribution of $0.1 million on April 30, 2025.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table presents this reconciliation and shows the change in the projected benefit obligation for the Plans for the period from December 31, 2017 through December 31, 2019 (in millions):

Projected benefit obligation at December 31, 2017	$208.7
Service cost - benefits earning during the period	—
Interest cost on projected benefit obligation	5.3
Contributions	—
Actuarial loss	(11.6)
Benefits paid	(10.0)
Foreign currency loss	(11.1)
Projected benefit obligation at December 31, 2018	181.3
Service cost - benefits earning during the period	—
Interest cost on projected benefit obligation	5.3
Contributions	—
Actuarial loss	20.2
Benefits paid	(6.8)
Foreign currency loss	5.9
Projected benefit obligation at December 31, 2019	$205.9

The following table presents the change in the value of the assets of the Plans for the period from December 31, 2017 through December 31, 2019 and the plans’ funded status at December 31, 2019 (in millions):

Fair value of plan assets at December 31, 2017	$190.2
Actual return on plan assets	(11.7)
Benefits paid	(10.0)
Contributions	3.8
Foreign currency gain (loss)	(9.5)
Fair value of plan assets at December 31, 2018	162.8
Actual return on plan assets	18.7
Benefits paid	(6.8)
Contributions	7.0
Foreign currency gain (loss)	5.7
Fair value of plan assets at December 31, 2019	187.4
Unfunded status at end of year	$18.5

Amounts recognized in the consolidated balance sheets within Other assets and Other liabilities at December 31, 2019 and 2018 are listed below (in millions):

	December 31,
	2019	2018
Pension Asset	$0.4	$—
Pension Liability	18.8	18.6
Net pension liability recognized	$18.4	$18.6

The accumulated benefit obligation for the Plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. As of December 31, 2019 contributions of $32.0 million were due to be payable to the Plans.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs

The aggregate net pension cost recognized in the consolidated statements of operations were costs of $6.5 million and $4.6 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents the components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2019	2018
Service cost—benefits earning during the period	$—	$—
Interest cost on projected benefit obligation	5.3	5.3
Expected return on assets	(6.7)	(7.5)
Actuarial (gain) loss	7.9	6.7
Foreign currency gain (loss)	—	0.1
Net pension (benefit) cost	$6.5	$4.6

Of the amounts presented above, income of $1.4 million has been included in cost of revenue and loss of $7.9 million included in other comprehensive income for the year ended December 31, 2019, and income of $2.1 million has been included in cost of revenue and loss of $6.7 million included in other comprehensive income for the year ended December 31, 2018.

In determining the net periodic pension cost for the Plans, GMSL used the following weighted average assumptions: the pension increase assumption is that for benefits increasing with RPI limited to 5% per year, to which the majority of the Plan’s liabilities relate. GMSL employs a building block approach in determining the long-term rate of return of pension plan assets. Historical markets are studied and assets with higher volatility are assumed to generate higher returns consistent with widely accepted capital market principles. The overall expected rate of return on assets is then derived by aggregating the expected return for each asset class over the actual asset allocation for the Plans as of December 31, 2019.

	Years Ended December 31,
	2019	2018
Discount rate	3.00%	2.60%
Rate of compensation increases (MNOPF only)	N/A	N/A
Rate of future RPI inflation	3.15%	3.15%
Rate of future CPI inflation	2.05%	2.05%
Pension increases in payment	3.05%	3.00%
Long-term rate of return on assets	4.15%	3.99%

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

The following tables present the after-tax changes in benefit obligations recognized in comprehensive income and the after-tax prior service credits that were amortized from AOCI into net periodic costs are as follows (in millions):

	Years Ended December 31,
	2019	2018
Net loss (gain)	$6.3	$4.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6.3	$4.9

	Years Ended December 31,
	2019	2018
Actuarial (gain) loss	$7.9	$6.7
Total recognized in other comprehensive (income) loss	$7.9	$6.7

There is zero estimated loss for pension benefits to be amortized from AOCI into net periodic benefit cost in fiscal year 2020.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Estimated Future Benefit Payments

Expected benefit payments are estimated using the same assumptions used in determining the Plan’s benefit obligation at December 31, 2019. Because benefit payments will depend on future employment and compensation levels, average years employed, average life spans, and payment elections, among other factors, changes in any of these factors could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and post-retirement plans (in millions):

2020	$7.2
2021	7.4
2022	7.6
2023	7.8
2024	8.0
Thereafter	43.0
Total	$81.0

Aggregate expected contributions in the coming fiscal year are expected to be $32.0 million.

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

The Plans’ weighted-average asset targets and actual allocations as a percentage of Plan assets, including the notional exposure of future contracts by asset categories at December 31, 2019, are as follows:

	Target	December 31, 2019
Liability hedging	29.9%	37.1%
Equities	12.9%	6.9%
Hedge funds	29.4%	36.3%
Corporate bonds	20.8%	18.1%
Property	6.1%	1.6%
Other	0.9%	—%
Total	100.0%	100.0%

Investment Valuation

GMSL’s plan investments related to the Global Marine Systems Pension Plan and MNOPF consist of the following (in millions):

	Global Marine Systems Pension Plan		MNOPF
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Equities	$23.9	$29.6	$0.3	$0.3
Liability Hedging Assets	53.6	52.5	2.0	1.6
Hedge Funds	54.8	42.8	0.5	0.4
Corporate Bonds	38.6	25.8	0.5	0.4
Property	11.4	8.6	0.2	0.1
Other	1.6	0.7	—	—
Total market value of assets	183.9	160.0	3.5	2.8
Present value of liabilities	(202.7)	(178.6)	(3.1)	(2.8)
Net pension liability	$(18.8)	$(18.6)	$0.4	$—

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

The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the Global Marine Systems Pension Plan (in millions):

As of December 31, 2019	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$23.9	$23.9
Liability Hedging Assets	—	53.6	53.6
Hedge Funds	—	54.8	54.8
Corporate Bonds	—	38.6	38.6
Property	—	11.4	11.4
Other	0.9	0.7	1.6
Total Plan Net Assets	$0.9	$183.0	$183.9

As of December 31, 2018	Fair Value Measurement Using:
	Level 1	Level 2	Total
Equities	$—	$29.6	$29.6
Liability Hedging Assets	—	52.5	52.5
Hedge Funds	—	42.8	42.8
Corporate Bonds	—	25.8	25.8
Property	—	8.6	8.6
Other	0.4	0.3	0.7
Total Plan Net Assets	$0.4	$159.6	$160.0

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table sets forth by level, within the fair value hierarchy, the pension assets and liabilities at fair value for the MNOPF (in millions):

	Fair Value Measurement Using Level 3
	December 31, 2019	December 31, 2018
Equities	$0.3	$0.3
Liability Hedging Assets	2.0	1.6
Hedge Funds	0.5	0.4
Corporate Bonds	0.5	0.4
Property	0.2	0.1
Other	—	—
Total Plan Net Assets	$3.5	$2.8

The table below set forth a summary of changes in the fair value of the Level 3 pension assets for the period from December 31, 2017 through December 31, 2019 for the MNOPF (in millions):

Balance at December 31, 2017	$3.2
Actual return on plan assets	(0.1)
Contributions	—
Benefits paid	(0.1)
Foreign currency gain (loss)	(0.2)
Balance at December 31, 2018	2.8
Actual return on plan assets	0.8
Contributions	—
Benefits paid	(0.3)
Foreign currency gain (loss)	0.2
Balance at December 31, 2019	$3.5

19. Share-based Compensation

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company granted zero and 662,769 options during the year ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2018, the weighted average fair value at date of grant for options granted was $2.91 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Years Ended December 31,
	2019	2018
Expected option life (in years)	—	0.88 - 5.84
Risk-free interest rate	—%	2.24 - 2.85%
Expected volatility	—%	47.51 - 47.89%
Dividend yield	—%	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $7.9 million and $9.0 million for the years ended December 31, 2019 and 2018, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2017	1,588,406	$5.36
Granted	2,073,612	$6.21
Vested	(467,889)	$5.33
Forfeited	(162,660)	$5.70
Unvested - December 31, 2018	3,031,469	$5.93
Granted	542,450	$2.57
Vested	(1,349,531)	$5.92
Forfeited	(10,613)	$2.91
Unvested - December 31, 2019	2,213,775	$5.12

At December 31, 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $5.4 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.3 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2017	6,989,856	$6.57
Granted	662,769	$5.45
Exercised	(274,037)	$4.37
Forfeited	(60,293)	$5.50
Expired	(157,434)	$9.00
Outstanding - December 31, 2018	7,160,861	$6.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(93,269)	$5.47
Outstanding - December 31, 2019	7,067,592	6.52

Eligible for exercise	6,613,099	$6.59

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
At December 31, 2019, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 5.25 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 5.1 years.

At December 31, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $0.7 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.16 years. There are 454,493 unvested stock options expected to vest, with a weighted average remaining life of 7.05 years, a weighted average exercise price of $5.46, and an intrinsic value of zero.

20. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2019	2018
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	14,000

In connection with the issuance of the Series A Convertible Preferred Stock, the Company adopted a Certificate of Designation of Series A Convertible Participating Preferred Stock on May 29, 2014 (the "Series A Certificate"). In connection with the issuance of the Series A-1 Preferred Stock on September 22, 2014, the Company adopted the Certificate of Designation of Series A-1 Convertible Participating Preferred Stock (the "Series A-1 Certificate") and also amended and restated the Series A Certificate. In connection with the issuance of the Series A-2 Preferred Stock on January 5, 2015, the Company adopted the Certificate of Designation of Series A-2 Convertible Participating Preferred Stock (the "Series A-2 Certificate") and also amended and restated the Series A Certificate and the Series A-1 Certificate. On August 10, 2015, the Company adopted certain Certificates of Correction of the Certificates of Amendment to the Certificates of Designation of the Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate, and on June 24, 2016 the Company adopted certain amendments to the Series A-1 Certificate of Designation. The Series A Certificate, the Series A-1 Certificate and the Series A-2 Certificate together, as amended, are referred to as the "Certificates of Designation."

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

Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $4.24. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $7.01. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

As of December 31, 2019 Preferred A shares and Preferred A-2 shares were convertible into 1,523,972 and 570,613 shares, respectively of HC2 common stock, excluding CGI shares eliminated in consolidation, as discussed below.

Preferred Share Activity

CGI Purchase

On December 18, 2018 and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, convertible into a total of 1,464,209 shares of the Company's common stock. The shares and dividends accrued related to the Series A Preferred shares owned by CGI are eliminated in consolidation.

On January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock, which are convertible into a total of 1,426,534 shares of the Company's common stock, for a total consideration of $8.3 million. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI are eliminated in consolidation. The shares were purchased at a discount of $1.7 million, which was recorded within the Preferred dividends, deemed dividends, and repurchase gains line item of the Consolidated Statements of Operations as a deemed dividend.

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( "Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock. In conjunction with the conversions, the Company agreed to provide the following two forms of additional consideration for as long as the Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration"):

•The Company agreed that in the event that Corrib and Luxor would have been entitled to any Participating Dividends payable, had they not converted the Preferred Stock (as defined in the respective Series A and Series A-1 Certificate of Designation), after the date of their Preferred Share conversion, then the Company will issue to Corrib and Luxor, on the date such Participating Dividends become payable by the Company, in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) the value of the Participating Dividends Corrib or Luxor would have received pursuant to Sections (2)(c) and (2)(d) of the respective Series A and Series A-1 Certificate of Designation, divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the underlying event or transaction that would have entitled Corrib or Luxor to such Participating Dividend had Corrib’s or Luxor’s Preferred Stock remain unconverted.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•The Company agreed that it will issue to Corrib and Luxor, on each quarterly anniversary commencing May 29, 2017 (or, if later, the date on which the corresponding dividend payment is made to the holders of the outstanding Preferred Stock), through and until the Maturity Date (as defined in the respective Series A and Series A-1 Certificate of Designation), in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) 1.875% the Accrued Value (as defined in the respective Series A and Series A-1 Certificate of Designation) of Corrib’s or Luxor’s Preferred Stock as of the Closing Date (as defined in applicable Voluntary Conversion Agreements) divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the applicable Dividend Payment Date (as defined in the respective Series A and Series A-1 Certificate of Designation).

For the year ended December 31, 2019, 269,284 and 30,297 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement. For the year ended December 31, 2018, 117,734 and 13,245 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration for the year ended December 31, 2019 and 2018 was valued by the Company at $0.8 million each on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the years ended December 31, 2019 and 2018, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2019

Declaration Date	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Holders of Record Date	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Payment Date	April 15, 2019	July 15, 2019	October 15, 2019	January 15, 2020
Total Dividend	$0.2	$0.2	$0.2	$0.2

2018

Declaration Date	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Holders of Record Date	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Payment Date	April 16, 2018	July 17, 2018	October 15, 2018	January 15, 2019
Total Dividend	$0.5	$0.5	$0.5	$0.4

Warrants

In Connection with the acquisition of CGI and UTA in 2015, the Company issued five year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share, subject to customary adjustments for stock splits or similar transactions, exercisable on or after February 3, 2016. As of December 31, 2019, the holder can purchase 2,168,454 shares of the Company’s common stock at an exercise price of $6.53. The warrants expire on December 24, 2020.

21. Related Parties

HC2

In January 2015, the Company entered into an arm's length services agreement (the "Services Agreement") with Harbinger Capital Partners ("HCP"), a related party of the Company. The Services Agreement includes the provision of services such as providing office space, certain administrative salaries and benefits, and other overhead, and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement.

The costs allocated between the Company and HCP are based on actual use. Office space is an allocation of actual costs based on square footage and directly used by HC2 employees. Time of administrative personnel is allocated by time spent on each entity and other shared overhead is based on actual shared overhead and is allocated based on amounts used for each vendor.

Management of shared overhead and certain administrative personnel were transferred to HC2 at the beginning of 2019. Both of these services are charged back to HCP on the same basis described above.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company recognized expenses of $2.7 million and $3.8 million, and income of $0.3 million and zero under the Services Agreement for each of the years ended December 31, 2019 and 2018 respectively. The following table breaks out the components of the Services Agreement net expenses, by Segment for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019			2018
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$1.8	$0.8	$2.6	$2.0	$1.2	$3.2
Administrative salaries and benefits	0.1	0.0	0.1	0.4	0.1	0.5
Other shared overhead	—	—	—	0.1	0.0	0.1
Total Expenses	1.9	0.8	2.7	2.5	1.3	3.8

Charged back to HCP by HC2
Administrative salaries and benefits	0.2	0.0	0.2	—	—	—
Other shared overhead	0.1	0.0	0.1	—	—	—
Total Income	0.3	0.0	0.3	—	—	—

Net related party activity	$1.6	$0.8	$2.4	$2.5	$1.3	$3.8

(1) Other in the above table represent certain entities within our Broadcasting, Life Sciences and Insurance segments.

In June 2018, the Company funded $0.8 million to HCP for a refundable deposit in connection with its allocable portion of shared office space occupied by the Company.

GMSL

In November 2017, GMSL acquired the trenching and cable laying services business from Fugro N.V. ("Fugro"). As part of the transaction, Fugro became a 23.6% holder of GMSL's parent, Global Marine Holdings, LLC ("GMH"). GMSL, in the normal course of business, incurred revenue and expenses with Fugro for various services.

For the years ended December 31, 2019 and 2018, GMSL recognized $11.3 million and $9.3 million respectively, of expenses for transactions with Fugro.

For the year ended December 31, 2019 GMSL recognized $0.8 million of revenues.

The parent company of GMSL, GMH, incurred management fees of $0.6 million for each of the years ended December 31, 2019 and 2018.

GMSL also has transactions with several of their equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions):

	Years Ended December 31,
	2019	2018
Net revenue	$6.4	$21.8
Operating expenses	$1.0	$4.8
Interest expense	$1.0	$1.3

	December 31,
	2019	2018
Accounts receivable	$1.2	$5.0
Long-term obligations	$22.5	$28.5
Accounts payable	$0.1	$2.2
Dividends	$4.5	$25.8

Life Sciences

In 2017, R2 secured convertible drawdown promissory notes of $1.5 million to a related party, Blossom Innovations, LLC. As of June 2019, R2 converted its secured convertible note with Blossom Innovation, LLC into shares of R2 preferred equity.

In 2018, R2 made a milestone payment to Blossom Innovations, LLC and MGH for $0.5 million.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $1.9 million and $0.1 million in services for the year ended December 31, 2019 and 2018, respectively.

22. Operating Segment and Related Information

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

		Years Ended December 31,
	Segment	2019	2018
Customer A	Telecommunications	10.3%	11.0%

Summary information with respect to the Company’s geographic and operating segments is as follows (in millions):

	Years Ended December 31,
	2019	2018
Net Revenue by Geographic Region
United States	$1,777.7	$1,757.7
United Kingdom	169.2	192.2
Other	37.2	26.8
Total	$1,984.1	$1,976.7

	Years Ended December 31,
	2019	2018
Net revenue
Construction	$713.3	$716.4
Marine Services	172.5	194.3
Energy	39.0	20.7
Telecommunications	696.1	793.6
Insurance	331.6	217.1
Broadcasting	41.8	45.4
Other	—	3.7
Eliminations (*)	(10.2)	(14.5)
Total net revenue	$1,984.1	$1,976.7
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2019 and 2018 which are related to entities under common control which are eliminated or are reclassified in consolidation.

	Years Ended December 31,
	2019	2018
Income (loss) from operations
Construction	$45.1	$41.9
Marine Services	(6.1)	(15.4)
Energy	10.1	(0.5)
Telecommunications	(1.8)	4.8
Insurance	37.3	1.8
Life Sciences	(8.9)	(13.8)
Broadcasting	(11.4)	(24.0)
Other	—	(2.5)
Non-operating Corporate	(25.0)	(33.6)
Eliminations (*)	(10.2)	(14.5)
Total income (loss) from operations	$29.1	$(55.8)
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2019 and 2018 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Years Ended December 31,
	2019	2018
Income (loss) from operations	$29.1	$(55.8)
Interest expense	(95.1)	(75.7)
Gain on sale and deconsolidation of subsidiary	—	105.1
Income from equity investees	2.2	15.4
Gain on bargain purchase	1.1	115.4
Other income	6.0	77.9
(Loss) income from continuing operations	(56.7)	182.3
Income tax benefit (expense)	20.6	(2.4)
Net (loss) income	(36.1)	179.9
Net loss (income) attributable to noncontrolling interest and redeemable noncontrolling interest	4.6	(17.9)
Net (loss) income attributable to HC2 Holdings, Inc.	(31.5)	162.0
Less: Preferred dividends, deemed dividends, and repurchase gains	—	6.4
Net (loss) income attributable to common stock and participating preferred stockholders	$(31.5)	$155.6

	Years Ended December 31,
	2019	2018
Depreciation and Amortization
Construction	$15.5	7.4
Marine Services	25.7	27.2
Energy	6.9	5.5
Telecommunications	0.3	0.3
Insurance (*)	(23.1)	(12.4)
Life Sciences	0.3	0.2
Broadcasting	6.3	3.3
Other	—	0.1
Non-operating Corporate	0.1	0.1
Total	$32.0	$31.7
(*) Balance includes amortization of negative VOBA, which increases net income.

	Years Ended December 31,
	2019	2018
Capital Expenditures (*)
Construction	$9.8	$14.9
Marine Services	15.6	21.7
Energy	1.1	1.5
Telecommunications	—	0.1
Insurance	0.6	0.3
Life Sciences	0.1	—
Broadcasting	14.2	1.1
Non-operating Corporate	—	0.1
Total	$41.4	$39.7
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2019	2018
Investments
Construction	$0.9	$0.9
Marine Services	64.4	58.3
Insurance	4,423.0	3,821.4
Life Sciences	22.0	16.3
Other	1.6	5.6
Eliminations	(102.9)	(80.5)
Total	$4,409.0	$3,822.0

	December 31,
	2019	2018
Property, plant and equipment, net
United States	$215.7	$178.2
United Kingdom	182.1	192.7
Other	8.0	5.4
Total	$405.8	$376.3

	December 31,
	2019	2018
Total Assets
Construction	$530.4	$537.9
Marine Services	370.7	368.6
Energy	142.8	77.6
Telecommunications	89.3	139.9
Insurance	5,611.9	5,213.1
Life Sciences	28.4	35.6
Broadcasting	257.9	202.8
Other	1.6	5.6
Non-operating Corporate	27.2	9.2
Eliminations	(101.9)	(86.5)
Total	$6,958.3	$6,503.8

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

The Company had no dilutive common share equivalents during the year ended December 31, 2019, due to the results of operations being a loss from continuing operations, net of tax.

The following potential weighted common shares were excluded from diluted EPS for the year ended December 31, 2018 as the shares were antidilutive: 2,168,454 for outstanding warrants to purchase the Company's stock, 353,960 for unvested restricted stock awards, and 4,919,760 for convertible preferred stock.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Years Ended December 31,
	2019	2018
Net (loss) income attributable to common stock and participating preferred stockholders	$(31.5)	$155.6

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Participating shares at end of period:
Weighted-average common stock outstanding	44.8	44.3
Unvested restricted stock	0.6	0.4
Preferred stock (as-converted basis)	2.1	4.9
Total	47.5	49.6

Percentage of loss allocated to:
Common stock	94.3%	89.3%
Unvested restricted stock	1.3%	0.8%
Preferred stock	4.4%	9.9%

Net (loss) income attributable to common stock, basic	$(29.7)	$139.0

Distributed and Undistributed earnings to Common Shareholders:
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	(3.3)
Income from the dilutive impact of subsidiary securities	—	—
Net (loss) income attributable to common stock, diluted	$(29.7)	$135.7

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	44.8	44.3
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	2.5
Weighted average common shares outstanding - diluted	44.8	46.8

Net (loss) income attributable to participating security holders - Basic	$(0.66)	$3.14
Net (loss) income attributable to participating security holders - Diluted	$(0.66)	$2.90

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
24. Subsequent Events

Sale of GMSL

On January 30, 2020, the Company announced that, through its indirect subsidiary New Saxon 2019 Limited in which the Company indirectly holds an approximately 73% controlling interest, the Company has entered into a definitive agreement to sell 100% of the shares of GMSL to Trafalgar AcquisitionCo, Ltd. and an affiliate of J.F. Lehman & Company, LLC. The total base consideration will be $250 million, subject to customary purchase price adjustments, plus a potential earn-out of up to $12.5 million at such time, if any, as J.F. Lehman & Company, LLC and its investment affiliates achieve a specified multiple of their invested capital. The purchase price is subject to customary potential downward or upward post-closing adjustments based on net working capital, cash, unpaid transaction expenses, indebtedness and certain of the Company’s pre-closing paid capital expenditures. The SPA contains customary representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, purchaser will deposit (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, purchaser shall pay to the Company an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bond in connection with the Company’s bonding facility is released.

The transaction closed on February 28, 2020. At the closing of the transaction, the purchaser directed £24.4 million of the base price to be paid to the trustee under the Global Marine Systems Pension Plan. HC2 received net proceeds of approximately $98.6 million from the sale. The net proceeds were used to repay HC2’s $15.0 million secured revolving line of credit. Further, on March 2, 2020, HC2 provided notice (the “Asset Sale Redemption Notice”) to U.S. Bank National Association, as trustee (the “Trustee”), of its intent to use the net cash proceeds of the Sale to redeem $76.9 million aggregate principal amount of HC2’s Senior Secured Notes, at a redemption price equal to 104.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date) to the redemption date of April 2, 2020. The redemption of the Notes will be made in accordance with the terms of the Indenture. The Asset Sale Redemption Notice was sent by the Trustee to the registered holders of the Notes in accordance with the requirements of the Indenture.

Line of Credit

On March 13, 2020, HC2 entered into a $15.0 million secured revolving credit agreement (the “2020 Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC. The 2020 Revolving Credit Agreement matures in June 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. As of the date of this filing HC2 has not drawn on the 2020 Revolving Credit Agreement.