Form 10-K/A
HC2 HOLDINGS, INC.
filed 2020-04-29
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No    x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
As of April 29, 2020, 46,550,384 shares of common stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2020 Annual Meeting of Stockholders, scheduled to be held later this year, were previously incorporated by reference into Part III of the Annual Report on Form 10-K, but are now included in this Amendment to the Annual Report on Form 10-K. There are no other documents incorporated by reference herein.

Explanatory Note

On March 16, 2020, HC2 Holdings, Inc. (“HC2,” “the Company,” “our” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). HC2 is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of HC2’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “HC2,” the “Company,” “we,” “us” or “our” refer to HC2 Holdings, Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by HC2’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Website Information

This document includes several hc2.com website references. The information on this website is not part of this Form 10-K/A.

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	30
	Signatures	31

PART III

Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
Information Regarding Directors
Set forth below is certain information with respect to our current directors as of April 29, 2020, each of whom may be a nominee for election as a director at the 2020 Annual Meeting. This information has been provided by each director at the request of the Company. None of the directors or nominees is related to any other director or to any executive officer of the Company.
Board of Directors

Name	Age	Independent	Committee Membership	Director Since
Warren H. Gfeller	67	Yes	Audit Committee (Chair), Compensation Committee, Nominating and Governance Committee	2016
Wayne Barr, Jr.	56	Yes	Audit Committee, Compensation Committee, Nominating and Governance Committee	2014
Philip A. Falcone	57	No	—	2014
Lee S. Hillman	64	Yes	Audit Committee, Compensation Committee, Nominating and Governance Committee	2016
Robert V. Leffler, Jr.	74	Yes	Audit Committee, Compensation Committee (Chair), Nominating and Governance Committee (Chair)	2014
Julie Totman Springer	57	Yes		2020

Warren H. Gfeller, Chairman of the HC2 Board of Directors Age: 67 Director Since: 2016

Mr. Gfeller has served as a director of HC2 since June 2016 and interim non-executive Chairman of the Board as of April 2020, and was a director of Global Marine Holdings, LLC, a majority owned subsidiary of HC2 from June 2018 until its sale in February 2020. He has been a member of the board of directors of Crestwood Equities Partners LP (NYSE: CEQP) since 2013, where he serves as Lead Director, Compensation Committee Chairman and as a member of the Finance Committee. He served as Lead Director and as a member of the Compensation Committee of Crestwood Midstream Partners LP from 2013 until its merger with Crestwood Equities Partners LP in November 2015. Mr. Gfeller served as Lead Director and Chairman of the Audit Committee of Inergy Holdings, L.P. from 2001 to 2013, Inergy Midstream Partners from 2011 to 2013 and Inergy Holdings GP LLC from 2005 to 2011. Mr. Gfeller served as Lead Director, Chairman of the Audit Committee and as a member of the Compensation Committee of Zapata Corporation from 1997 to 2009, and as Chairman of the Board and a member of the Audit Committee of Duckwall-Alco Stores, Inc. from 2003 to 2009. Mr. Gfeller also served as a director of Houlihan’s Restaurant Group from 1993 to 1998 and as a director of Synergy Gas, Inc. from 1992 to 1995. He also served as President and Chief Executive Officer from 1986 to 1991, and as a Director from 1987 to 1991, of Ferrellgas, Inc. (now Ferrellgas Partners LP (NYSE: FGP)) (“Ferrellgas”), a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983, as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. from 1978 to 1983 and a Certified Public Accountant at Arthur Young & Co. from 1974 to 1978. Mr. Gfeller received a Bachelor of Arts degree from Kansas State University.

Wayne Barr, Jr. Age: 56 Director Since: 2014

Mr. Barr has served as a director of HC2 since January 2014 and as Lead Independent Director during March 2020. Mr. Barr is also a director of several of HC2’s subsidiaries. Mr. Barr is the Executive Chairman, President and CEO of CCUR Holdings, Inc. (OTCQB: CCUR). He joined the board of directors of CCUR in 2016 and was made Executive Chairman, President and CEO in March 2019. Mr. Barr is also a member of the board of directors of Alaska Communications Group, Inc., (NASDAQ: ALSK), which he joined in March 2018, where he is chairman of the Compensation and Personnel Committee and serves on the Nominating and Governance Committee. Mr. Barr is the principal of Oakleaf Consulting Group LLC, a management consulting firm focusing on technology and telecommunications companies, which he founded in 2001. Mr. Barr also co-founded and was president from 2003 to 2008 of Capital & Technology Advisors, a management consulting and restructuring firm and served as Managing Director of Alliance Group of NC, LLC, a full service real estate firm providing brokerage, planning and consulting services throughout North Carolina to a wide variety of stakeholders including landowners, developers, builders and investors, from 2013 through September 2018. Mr. Barr has previously served on the boards of directors of several companies, including as a director of Aviat Networks, Inc. (NASDAQ: AVNW) from November 2016 to November 2018. Mr. Barr received his J.D. degree from Albany Law School of Union University and is admitted to practice law in New York State. He is also a licensed real estate broker in the state of North Carolina.

Philip A. Falcone Age: 57 Director Since: 2014

Mr. Falcone has served as a director of HC2 since January 2014, and as President and CEO of HC2 since May 2014 and is a director of several of HC2’s subsidiaries. Mr. Falcone previously served as Chairman of the Board from May 2014 until April 2020. Mr. Falcone served as a director, Chairman of the Board and Chief Executive Officer of HRG Group, Inc. (f/k/a Harbinger Group Inc., “HRG”) from July 2009 to November 2014. From July 2009 to July 2011, Mr. Falcone also served as the President of HRG. Mr. Falcone is also the Chief Investment Officer and Chief Executive Officer of Harbinger Capital, and is the Chief Investment Officer of other Harbinger Capital-affiliated funds. Mr. Falcone co-founded the funds affiliated with Harbinger Capital in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone served as a member of the board of directors of Inseego Corp. (NASDAQ: INSG), a provider of intelligent wireless solutions for the worldwide mobile communications market from 1994 through August 2018, as its Chairman of the Board from May 2017 through August 2018, and as a member of its Audit Committee from June 2017 through August 2018. Mr. Falcone received an A.B. in Economics from Harvard University.

Lee S. Hillman Age: 64 Director Since: 2016

Mr. Hillman has served as a director of HC2 since June 2016. He has served as President of Liberation Advisory Group, a private management consulting firm, since 2003. Mr. Hillman has also served as Chief Executive Officer of Performance Health Systems, LLC, a business distributing Power PlateTM and bioDensity® branded, specialty health and exercise equipment since 2012, and its predecessor since 2009. From February 2006 to May 2008, Mr. Hillman served as Executive Chairman and Chief Executive Officer of Power Plate International and from 2004 to 2006 as Chief Executive Officer of Power Plate North America. Previously, from 1996 through 2002, Mr. Hillman was Chief Executive Officer of Bally Total Fitness Corporation, then the world’s largest fitness membership club business. Mr. Hillman has served as a member of the Board of Directors of Lawson Products, Inc. (NASDAQ: LAWS) since 2004, where he has served as the Lead Independent Director since March 2017, as Chair of its Audit Committee since 2019, and as Chair of its Compensation Committee since 2006. Mr. Hillman has also served as a board member of Business Development Corporation of America since February 2017 and as Chair of its Audit Committee since April 2018 and as trustee and member of the Audit Committee of Adelphia Recovery Trust since February 2007. Previously Mr. Hillman has served as a member of the Board of Directors and as the Chairman or as a member of the Audit Committees of: HealthSouth Corporation (2003-2005), Wyndham International (2004-2005), RCN Corporation (where he also served as Chairman of the Board) (2004-2010), Bally Total Fitness Corporation (where he was Chairman of the Board) (1996-2002) and Professional Diversity Network, Inc. (NASDAQ: IPDN) (where he also served as a member of its Compensation Committee and Nominating Committee in 2016) (2016-2017). Mr. Hillman received a Master of Business Administration from the University of Chicago’s Booth Graduate School of Business and a Bachelor of Science in Finance and Accounting from the Wharton School of the University of Pennsylvania. Mr. Hillman is a Certified Public Accountant and former audit partner with Ernst & Young.

Robert V. Leffler, Jr. Age: 74 Director Since: 2014

Mr. Leffler has served as a director of HC2 since September 2014 and served as Lead Independent Director from June 2016 through February 2020. Mr. Leffler is semi-retired but now operates Milton Drive Consulting, LLC. He formerly owned The Leffler Agency, Inc. (“The Leffler Agency”), a full-service advertising agency, from 1984 to 2016. The firm specialized in the areas of sports/entertainment and media. Previously headquartered in Baltimore, the agency also had an office in Tampa and operated in 20 U.S. markets. The Leffler Agency also had a subsidiary media buying service, Media Moguls, LLC, which specialized in mass retail media buying. Mr. Leffler previously served as a director and Chairman of the Compensation Committee of HRG from 2008 to 2013 and a director and Chairman of the Compensation Committee of Zapata, Inc. from 1995 to 2008. In addition to his service as an independent public director for three different firms since 1995, by owning and running an advertising agency, he worked with 15 different types of businesses, including those in sports, entertainment and media (in the television (both broadcast and cable) and radio industries). The Leffler Agency conducted broadcast rights negotiations for potential media rights holders and the National Football League, Major League Baseball, the Canadian Football League and the National Hockey League, as well as College Division One teams. In addition, it produced public affairs TV programming that ran on MyTV Tampa Bay for three years. Mr. Leffler holds a Bachelor of Arts in social science/history from Towson University and a Master of Arts in Urban Studies and Popular Culture History from Morgan State University.

Julie Totman Springer Age: 57 Director Since: 2020
Ms. Springer has served as a director of HC2 since February 2020. Ms. Springer has served as Chief Marketing and Communications Officer (Executive Vice President) for TransUnion since 2015, where she is responsible for TransUnion’s marketing and communications efforts. Ms. Springer also currently serves on the board of directors of the Jump$tart Coalition for Personal Financial Literacy, a national not-for-profit organization focused on educating and preparing youth for life-long financial success. She was an early-stage Mentor with Excelerate Labs (now Techstars) in Chicago and serves as Advisor to several national start-ups. She previously held the role of Vice President of Marketing and Product Development for the consumer division of TransUnion, TransUnion Interactive, from 2013 to 2015. Ms. Springer holds a Bachelor of Arts in English from Arizona State University.

Board Nominee

On April 21, 2020, HC2 announced that Avram A. “Avie” Glazer of Lancer Capital, LLC, a stockholder representative and owner of approximately 6.5% of the Company’s outstanding shares of common stock, will be included on its slate of director nominees at the Company’s 2020 Annual Meeting of Stockholders. If elected at HC2’s Annual Meeting, Mr. Glazer will be appointed Chairman of the Board of Directors, as part of the Board’s ongoing refreshment efforts and commitment to incorporating stockholder feedback and to maximizing value for all stockholders. HC2 is currently engaging with stockholders on corporate governance issues, including with respect to Board composition and reconfiguration.

Analysis of Our Directors in Light of Our Business

We are a diversified holding company with eight reportable operating segments based on management’s organization of the enterprise: Construction, Marine Services, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting and Other, which includes businesses that do not meet the separately reportable segment thresholds. We expect to continue to focus on acquiring and investing in businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses.

Our Board has considered the experience, qualifications, attributes and skills of its members in light of our business and structure, and concluded that each of our current directors should serve on the Board. In addition, our Board has considered, among other things, (i) the risks and uncertainties associated with, and resulting from, the COVID-19 pandemic and (ii) the importance of Board continuity, Board experience and stability in light of the circumstances. In particular, with respect to each of our current directors, the Board considered:

•Mr. Gfeller’s experience in the energy industry and prior experience in various executive positions, as well as his service on the boards of directors of publicly traded companies, coupled with his extensive financial and accounting training and practice.

•Mr. Barr’s experience as a director in the telecommunications and technology industries and his knowledge regarding management consulting matters, which are valuable to HC2 and the Board, especially in light of its telecommunications operations.

•Mr. Falcone’s success in the growth of HRG during his tenure as Chairman of the Board and Chief Executive Officer, as well as his extensive investment experience consisting of over two decades in leveraged finance, distressed debt and special situations.

•Mr. Hillman’s experience in managing and restructuring businesses and prior experience in various executive positions, as well as his service as a director on other publicly traded U.S. and international companies and as a former audit/assurance partner of an international accounting firm.

•Mr. Leffler’s experience in the media industry, as well as his service on the board of directors of HRG from 2008 until 2013 and Zapata, Inc. from 1995 to 2008.

•Ms. Springer’s experience in both business-to-business and consumer marketing, having served in prior leadership roles at Experian, Analyte Media, Leapfrog Online and the Allant Group.

Certain Legal Proceedings Affecting the Company and the Board

On April 10, 2020, a purported stockholder of the Company filed a class action complaint in the Delaware Court of Chancery captioned Tera v. HC2 Holdings Inc., et al., C.A. No. 2020-0275-JRS (the “Stockholder Litigation”). The complaint alleges that the Company’s consent revocation materials (i) contain misleading disclosures relating to the Certificates of Designation, (ii) fail to disclose that a majority of the Board may approve the Percy Rockdale nominees for purposes of the Certificates of Designation such that the Percy Rockdale nominees would be considered “Continuing Directors” (as defined in the Certificates of Designation) and (iii) inaccurately state that electing the Percy Rockdale nominees will cause a Change of Control (as defined in the Certificates of Designation) under the Certificates of Designation because it will lead to a person or group obtaining the power to elect a majority of the members of the Board. The complaint seeks (i) a declaration requiring the Board to approve the Percy Rockdale nominees for purposes of the Certificates of Designation, (ii) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures and (iii) an injunction requiring the Board to issue additional disclosures relating to the Change of Control provisions in the Certificates of Designation. On April 19, 2020, the plaintiff amended his complaint to allege that the Supplement to the Consent Revocation Statement, filed with the SEC on April 17, 2020, contained misleading disclosures relating to the Certificates of Designation. The amended complaint seeks, among other remedies, (i) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures; (ii) a declaration that, if a Change of Control could be deemed to occur under the Certificates of Designation, that such Change of Control provisions are invalid and unenforceable under Delaware law; (iii) an injunction requiring the defendants to issue corrective disclosures; and (iv) an order enjoining the Board from relying upon consent revocations received to date. On April 20, 2020, the Court of Chancery granted the plaintiff’s motion for expedited proceedings.

On April 15, 2020, the Board (with Mr. Falcone recusing himself because he is not an Independent Director) determined to approve the Percy Rockdale nominees, solely and specifically for the purposes of deeming them Continuing Directors pursuant to the Certificates of Designation, to avoid triggering, and to render inapplicable, such prong of the Change of Control definition. On April 17, 2020 and April 21, 2020, each of the holder of the Series A Preferred Stock and the holder of the Series A-2 Preferred Stock, respectively, and, in each case, entitled to give a waiver, agreed that such holder will not seek to exercise its right to require the Company to redeem the shares of such Series A Preferred Stock or Series A-2 Preferred Stock, as applicable, if such redemption right were to arise as a result of the outcome of the Consent Solicitation based on one of the Change of Control prongs of the Certificate of Designation (which prong may require the Company to make an offer to redeem the Preferred Stock if any person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Exchange Act) obtains the power to elect a majority of the members of the Board). Therefore, in light of the foregoing, if the Percy Rockdale nominees become a majority of the Board pursuant to Percy Rockdale’s consent solicitation, the Company will not be required to offer to redeem the shares of the Series A Preferred Stock and the Series A-2 Preferred Stock. On April 23, 2020, the parties agreed that the waiver and additional disclosures, combined with the prior disclosures and approval of Percy Rockdale’s nominees as Continuing Directors, mooted the need for expedition and a preliminary injunction hearing, and the parties informed the court that the plaintiff was withdrawing its request for expedition and a preliminary injunction. In exchange for the plaintiff agreeing to withdraw its request for preliminary injunction, the parties agreed to allow the plaintiff to reserve the right to challenge the validity of the consent revocations received prior to the mooting actions in the event that Percy Rockdale loses the consent solicitation and the number of revocations received prior to the mooting actions were determinative of the outcome of the consent solicitation.

Certain Legal Proceedings Affecting Mr. Falcone

On September 16, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the SEC and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip A. Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors.

The Final Judgment barred and enjoined Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization.”

During the period of the bar, Mr. Falcone may remain associated with Harbinger Capital and certain other Harbinger Capital-related entities; provided that, during such time, Mr. Falcone’s association will be limited as set forth in the Final Judgment. The HCP Parties must take all actions reasonably necessary to expeditiously satisfy all redemption requests of investors in the Harbinger Capital-related funds, which may include the orderly disposition of Harbinger Capital-related fund assets. In addition, during the bar period, the HCP Parties and certain Harbinger Capital-related entities may not raise new capital or make capital calls from existing investors. The Final Judgment required the HCP Parties to pay disgorgement, prejudgment interest, and civil penalties totaling approximately $18 million. In addition, certain of the activities of the HCP Parties at the Harbinger Capital-related funds were subject to the oversight of an independent monitor for two years.

Additionally, on October 7, 2013, HRG, Fidelity & Guaranty Life (f/k/a, Harbinger F&G, LLC, “FGL”), a subsidiary of HRG, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), a subsidiary of FGL, and Mr. Falcone delivered a commitment (the “NYDFS Commitment”) to the New York State Department of Financial Services (“NYDFS”) pursuant to which Mr. Falcone agreed for a period of up to seven years that he will not, directly or indirectly, individually or through any person or entity, exercise control (within the meaning of New York Insurance Law Section 1501(a)(2)) over FGL NY Insurance or any other New York-licensed insurer. In connection with the NYDFS Commitment, neither Mr. Falcone nor any employee of Harbinger Capital, may (i) serve as a director or officer of FGL or (ii) be involved in making investment decisions for FGL’s portfolio of assets or any funds withheld account supporting credit for reinsurance for FGL. The NYDFS Commitment provides that: (i) Mr. Falcone may continue to own any direct or indirect interest in HRG and serve as an officer or director of HRG and (ii) HRG may continue to own any direct or indirect interest in FGL NY Insurance and any other New York-licensed insurer. Any other activities related solely to FGL (other than FGL NY Insurance) are not prohibited and HRG executives may continue to serve on FGL’s board of directors. In addition, in connection with its re-domestication to Iowa, on October 7, 2013, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a subsidiary of FGL, agreed to the conditions set by the Iowa Insurance Commissioner that neither Mr. Falcone nor any employees of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years) and neither Mr. Falcone nor Harbinger Capital will be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years. Our Insurance Company is not licensed to operate in New York State, and does not currently operate in New York State; therefore, the ban does not apply to our Insurance Company.

In addition, Mr. Falcone is a named defendant in litigation in connection with certain personal financial matters. HC2 understands that Mr. Falcone continues to vigorously pursue his defense in connection with these matters, which may be time consuming and may result in the loss of certain shares of his investment in HC2.

Director Independence

The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “HCHC.” Under the corporate governance listing standards of the NYSE, at least a majority of the Company’s directors, and all of the members of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee, must meet the test of “independence” as defined under the listing standards of the NYSE. The NYSE listing standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have also adopted director independence standards included in our Guidelines (as defined below under “Corporate Governance Guidelines”), which our Board uses to determine if a particular director is independent.

In addition to the independence standards discussed above, members of the Audit Committee must satisfy enhanced independence requirements established by the SEC and the NYSE for audit committee members. Specifically, members of the Audit Committee may not accept, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation and they may not be an affiliated person of the Company or any of its subsidiaries.

Finally, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a member of the Compensation Committee, including (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and (2) whether the director is affiliated with the Company, its subsidiaries or its affiliates.

In March 2020, the Board undertook a review of director independence. During this review, the Board considered, among other things, relationships and transactions during the past three years between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand. The purpose of the review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent as defined under the NYSE listing standards and our Guidelines, as well as the additional independence requirements applicable to Audit Committee and Compensation Committee members. Based on the review, our Board has affirmatively determined that Messrs. Barr, Gfeller, Hillman and Leffler and Ms. Springer are independent directors under NYSE listing standards and our Guidelines and are independent for purposes of serving on the Audit Committee, Compensation Committee and Nominating and Governance Committee.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Our committees are composed entirely of independent directors as defined under the rules, regulations and listing qualifications of the NYSE. From time to time, our Board may also create additional committees for special purposes.

The table below provides membership information for each of the Board committees as of the date of this Form 10-K/A:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Warren H. Gfeller*		✓	✓
Wayne Barr, Jr.*	✓	✓	✓
Philip A. Falcone
Lee S. Hillman*	✓	✓	✓
Robert V. Leffler, Jr.	✓
Julie Totman Springer

Number of Meetings Held During 2019	5	9	2
* Audit Committee financial expert

 Chair of the Committee

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. During the year ended December 31, 2019, the Audit Committee held five meetings. The Audit Committee currently consists of Warren H. Gfeller (Chairman), Wayne Barr, Jr., Lee S. Hillman and Robert V. Leffler, Jr., each of whom is an independent director. Our Board has determined that each of Messrs. Barr, Gfeller and Hillman qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board has considered the qualifications of the current members of the Audit Committee and has determined that they possess the skills necessary to review and analyze the Company’s financial statements and processes and to fulfill their other duties in accordance with the terms of the Audit Committee Charter.

The Audit Committee is responsible, among its other duties, for appointing, compensating and overseeing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the Company’s internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC and exercising oversight with respect to the Company’s code of conduct (the “Code of Conduct”) and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the Audit Committee Charter. A copy of the Audit Committee Charter is available under the “Investor Relations-Corporate Governance” section of our website at www.hc2.com.

Compensation Committee
During the year ended December 31, 2019, the Compensation Committee held nine meetings. The Compensation Committee currently consists of Robert V. Leffler, Jr. (Chairman), Wayne Barr, Jr., Warren H. Gfeller and Lee S. Hillman, each of whom is independent and a “non-employee director” as defined by Rule 16b-3 under the Exchange Act.

The Compensation Committee is primarily responsible for establishing and periodically reviewing the compensation of our CEO, our other executive officers and recommending for Board approval the compensation for our non-employee directors. The Compensation Committee is also responsible for administering our equity compensation plans, which includes the authority to decide compensation matters pertaining to the Second Amended and Restated 2014 Omnibus Equity Award Plan (the “Second Amended 2014 Plan”), including the approval of equity instruments under the Second Amended 2014 Plan as well as administering and approving the Company’s annual incentive plan, if any. The CEO recommends to the Compensation Committee the compensation for our executive officers other than the CEO. The Compensation Committee is responsible for reviewing and assessing whether the Company’s compensation program encourages excessive risk and determines whether it is competitive in the marketplace. The DGCL generally permits the Compensation Committee to delegate its authority and responsibilities to subcommittees consisting of one or more members of such committee. A copy of the Compensation Committee Charter is available under the “Investor Relations-Corporate Governance” section of our website at www.hc2.com.

In addition, the Compensation Committee has the sole authority to hire, and to dismiss, a compensation consultant.

Nominating and Governance Committee
During the year ended December 31, 2019, the Nominating and Governance Committee held two meetings. The Nominating and Governance Committee currently consists of Robert V. Leffler, Jr. (Chairman), Wayne Barr, Jr., Warren H. Gfeller and Lee S. Hillman.

The Nominating and Governance Committee is responsible for (i) identifying, reviewing and evaluating candidates to serve as directors of the Company, (ii) serving as a focal point for communication between such candidates, non-committee directors and the Company’s senior management, (iii) recommending such candidates to the Board and (iv) making such other recommendations to the Board regarding the governance affairs relating to the directors of the Company (excluding director compensation, which is the responsibility of the Compensation Committee) and advising the Board with respect to Board composition, procedures and committees. The Nominating and Governance Committee’s duties are set forth in the Nominating and Governance Committee Charter. A copy of the Nominating and Governance Committee Charter is available under the “Investor Relations-Corporate Governance” section of our website at www.hc2.com.

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

Compensation of Directors
2019 Annual Cash Compensation.

The Company’s non-employee directors are paid cash fees on a quarterly basis in arrears, as follows: (i) $70,000 annual fee for each non-employee director; (ii) $31,500 annual fee for the Lead Independent Director; (iii) $25,000 annual fee for the Chair of the Audit Committee; (iv) $16,000 annual fee for the Chair of the Compensation Committee; (v) $12,000 annual fee for the Chair of the Nominating and Governance Committee; (vi) $12,500 annual fee for each member of the Audit Committee other than the Chair; (vii) $8,000 annual fee for each member of the Compensation Committee other than the Chair; and (viii) $6,000 annual fee for each member of the Nominating and Governance Committee other than the Chair. Each of these amounts is prorated for non-employee directors who are elected or appointed during the year.

The Company also reimburses non-employee directors for their out-of-pocket expenses incurred in connection with their service on the Board. Employees of the Company, such as our named executive officers, who also serve as directors do not receive separate compensation for service on the Board. Because Mr. Falcone is a named executive officer, his compensation is reflected in the “Compensation Tables-2019 Summary Compensation Table” in the “Compensation Tables” section, rather than in the Non-Employee Director Compensation Table below.

2019 Annual Equity Compensation.

Unless otherwise provided by the Compensation Committee, following each annual meeting of stockholders during the term of the Second Amended 2014 Plan and for so long as equity is available to issue under such plan or a successor plan, each non-employee director is granted an award of restricted stock (“RSAs”). The award of RSAs had a grant date fair market value of $90,000. In accordance with this policy, on June 13, 2019, the Compensation Committee awarded each of Messrs. Barr, Gfeller, Hillman and Leffler 36,734 shares of restricted stock, two-thirds of which will vest and become non-forfeitable on June 1, 2020, and one-third of which will vest and become non-forfeitable on June 1, 2021 (subject to continued service as a non-employee director through each applicable vesting date).

Indemnification Agreements with Directors and Executive Officers.

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Non-Employee Director Compensation Table
The following table provides compensation information for the year ended December 31, 2019 for each non-employee director:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Wayne Barr, Jr.(2)	$91,715	$89,998	$31,190	(3)	$212,903
Warren H. Gfeller(4)	$109,000	$89,998	$25,000	(5)	$223,998
Lee S. Hillman(6)	$96,500	$89,998	$—		$186,498
Robert V. Leffler, Jr.(7)	$142,000	$89,998	$—		$231,998
Julie Totman Springer(8)	$—	$—	$—		$—

(1) These amounts represent the aggregate grant date fair value of RSAs granted in 2019 computed in accordance with FASB ASC Topic 718 (“ASC 718”). A discussion of the assumptions used in determining grant date fair value may be found in Note 18 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Each non-employee director received a grant of 36,734 RSAs on June 13, 2019. Each RSA grant had an aggregate grant date fair value of $89,998 based on the closing price of HC2 common stock on June 13, 2019 of $2.45.

(2) As of December 31, 2019, Mr. Barr had (i) 13,094 RSAs outstanding, and (ii) 4,466 stock options outstanding.

(3) This amount represents fees paid to Mr. Barr by Global Marine Holdings, LLC, a majority-owned subsidiary of the Company (“GMH LLC”), for his service on the GMH LLC Board of Directors in 2019.

(4) As of December 31, 2019, Mr. Gfeller had 13,094 RSAs outstanding.

(5) This amount represents fees paid to Mr. Gfeller by GMH LLC for his service on the GMH LLC Board of Directors in 2019.

(6) As of December 31, 2019, Mr. Hillman had 13,094 RSAs outstanding.

(7) As of December 31, 2019, Mr. Leffler had 13,094 RSAs outstanding.

(8) Ms. Springer was elected to the Board on February 10, 2020 and did not serve on the Board in 2019.

EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board. Set forth below is information regarding our executive officers as of April 29, 2020.

Name	Age	Position
Philip A. Falcone	57	President and Chief Executive Officer
Michael J. Sena	47	Chief Financial Officer
Joseph A. Ferraro	42	Chief Legal Officer & Corporate Secretary
Suzi Raftery Herbst	44	Chief Administrative Officer

Philip A. Falcone. Mr. Falcone’s biography can be found under “Board of Directors-Information Regarding Directors.”

Michael J. Sena has been HC2’s Chief Financial Officer since June 2015 and is a director and/or officer of several of HC2’s subsidiaries. Prior to joining the Company, Mr. Sena was the Senior Vice President and Chief Accounting Officer of HRG from October 2014 to June 2015, and had previously served as the Vice President and Chief Accounting Officer, from November 2012 to October 2014. Mr. Sena was also the Vice President and Chief Accounting Officer of Zap.Com, a subsidiary of HRG, from November 2012 to June 2015, and served as a director of Zap.Com from December 2014 until June 2015. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that, Mr. Sena held various positions with PricewaterhouseCoopers, LLP. Mr. Sena is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Syracuse University.

Joseph A. Ferraro has been Chief Legal Officer and Corporate Secretary of HC2 since September 2017 and is an officer of several of HC2’s subsidiaries. Mr. Ferraro brings to HC2 over 17 years of extensive experience building and managing legal and compliance departments for permanent capital vehicles (including registered investment companies, such as business development companies (“BDCs”) and closed-end funds), registered investment advisers, private equity funds and other pooled investment vehicles. He is responsible for all legal matters at HC2, encompassing mergers and acquisitions, securities, commercial, employment, corporate governance, regulatory and other activities. Prior to joining HC2, for nearly nine years Mr. Ferraro was the General Counsel of Prospect Administration LLC, the administrator for Prospect Capital Corporation (NASDAQ: PSEC, together with its affiliates, “Prospect”), a BDC. Mr. Ferraro also served as Assistant Secretary of PSEC and Deputy Chief Compliance Officer of Prospect Capital Management, L.P., and advised multiple Prospect-affiliated registered investment companies, registered investment advisers and funds. At Prospect, Mr. Ferraro was responsible for legal matters across all Prospect entities and investment funds. Together with other industry general counsel, Mr. Ferraro also promoted, and provided Congressional testimony in support of, legislation to modernize the BDC provisions of the Investment Company Act of 1940, which became law in March 2018. Before joining Prospect, Mr. Ferraro was a corporate associate at the law firms of Boies, Schiller & Flexner LLP and Sullivan & Cromwell LLP. Mr. Ferraro graduated cum laude from Princeton University with an A.B. from The Woodrow Wilson School of Public and International Affairs, and graduated with honors from The Law School at The University of Chicago, where he served on the University of Chicago Law Review as a Staff Member and Managing Editor.

Suzi Raftery Herbst has been Chief Administrative Officer of HC2 since March 2015. Ms. Herbst has over 18 years of diverse human resources, recruiting, equity and foreign exchange sales experience. Prior to joining HC2, Ms. Herbst was the Senior Vice President and Director of Human Resources of Harbinger Capital and HRG from March 2010 through March 2015. Before joining Harbinger Capital and HRG, Ms. Herbst was the Head of Recruiting at Knight Capital Group. Prior to Knight, Ms. Herbst held various positions in the Human Resources and Foreign Exchange Sales departments at Cantor Fitzgerald. Ms. Herbst started her career in the Equity Sales department at Merrill Lynch. Ms. Herbst also served on the Board of Trustees of Cheshire Academy from September 2013 through September 2015. Ms. Herbst earned a Bachelor of Arts degree in Communications and Studio Art from Marist College.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The tables and narrative disclosure that follow provide information regarding our compensation program for our (i) Chairman, President and Chief Executive Officer, (ii) Chief Financial Officer, (iii) Chief Legal Officer and Corporate Secretary and (iv) Chief Administrative Officer. We refer to these individuals throughout the Compensation Discussion and Analysis and the tables and narratives that follow as our “named executive officers.” For 2019, our named executive officers were as follows:

•Philip A. Falcone, Chairman, President and Chief Executive Officer (*)
•Michael J. Sena, Chief Financial Officer
•Joseph A. Ferraro, Chief Legal Officer and Corporate Secretary
•Suzi Raftery Herbst, Chief Administrative Officer

(*) Mr. Falcone resigned from his position as Chairman of the Board effective April 1, 2020.

Compensation Program Overview, Philosophy and Objectives

The Compensation Committee’s Annual Compensation Decision-Making Process
Following the end of each fiscal year, the Compensation Committee reviews the Company’s performance and the performance of each named executive officer. Based on this review, the Compensation Committee discusses, assesses, and approves any potential base salary increases related to the current fiscal year, awards annual incentive bonuses with respect to the prior fiscal year, and authorizes equity award grants.

Typically, our CEO makes compensation recommendations to the Compensation Committee with respect to compensation of the named executive officers other than himself. With respect to our CEO, the Compensation Committee makes its decisions absent the input of the CEO.

The Compensation Committee believes that individualized consideration of the various compensation elements described below is necessary to provide the flexibility it needs to make appropriate compensation decisions without relying solely on the use of pre-established formulas or benchmarking. Consequently, the Compensation Committee believes it is in the best interest of the Company and our stockholders to conduct its own research regarding executive compensation, which includes a review of executive compensation programs of companies with whom we compete for executive and management-level talent.

In connection with its review process, the Compensation Committee reviews reports on executive compensation trends issued by respected publications, and compiles compensation information through Equilar, proxy statements, compensation-related public disclosures, industry trade journals and other sources. Recognizing that there is no one listed company that has a diverse group of businesses and geographic reach that would be comparable to the Company, the Compensation Committee conducts its compensation analysis by reviewing the compensation practices of companies with similar lines of operating business. The Compensation Committee also considers compensation practices at various investment banking institutions and private equity funds, as it believes the skill sets of its executives overlap with those required by those institutions. The Compensation Committee does not target any particular percentile or comparative level of compensation for executive officers.

For 2019, the Compensation Committee determined that total compensation was at the appropriate level with respect to the executive positions analyzed. While the Compensation Committee took into account the results of compensation review and assessment in structuring our compensation program, other factors such as our general business and industry developments and individual performance influenced the Compensation Committee’s decision as to the appropriate compensation levels and structure for our named executive officers.

The Compensation Committee did not benchmark compensation for our named executive officers at any specific level in 2019.

Philosophy and Objectives

Our compensation program for our named executive officers is designed to recognize the level of responsibility of each executive within the Company, taking into account the executive’s role and expected leadership within the Company, as well as to encourage decisions and actions that have a positive impact on our overall performance.

Our compensation philosophy is based upon the following objectives:
•reinforce the achievement of key business strategies and objectives, through the grant of “at-risk” compensation earned based upon achievement of established performance targets;

•reward our executives for outstanding performance and business results, based upon achievement of individual goals and objectives recommended to the Compensation Committee by the CEO with respect to his direct reports or, in the case of the CEO, agreed upon by the CEO and the Compensation Committee;

•value each executive’s unique skills and competencies;

•attract and retain qualified executives;

•provide a competitive compensation structure; and

•emphasize the enhancement of stockholder value and align our executives’ interests with those of our stockholders.

Elements of Compensation

For fiscal year 2019, our executive compensation program for our named executive officers consisted of the following core elements: (i) an annual base salary and (ii) an annual bonus based on the achievement of Company performance measures and each executive’s individual contributions to such achievement, 70% of which is payable in cash in 2020 and 30% of which is payable in cash in 2021, subject to the executive’s continued employment. This total mix of payments has allowed us to provide compensation that directly addresses our compensation goals of talent retention, alignment of executive and stockholder interests and linking pay with performance. We also provide our named executive officers with additional benefits, including limited perquisites and participation in a 401(k) plan. The Compensation Committee also from time to time may grant special cash bonuses, sign-on bonuses, cash retention bonuses or incentive equity awards to named executive officers to recognize particularly strong achievement or for specific recruitment or retention purposes. Information on the total compensation of each named executive officer during fiscal year December 31, 2019, is set forth under “2019 Compensation Tables-Summary Compensation Table” below.

Annual Base Salary
The annual base salaries we provide to our named executive officers serve as compensation in recognition of each named executive officer’s ongoing contributions to the day-to-day performance of the operational areas for which he or she is responsible. The employment arrangements we maintain with our named executive officers provide for minimum annual base salaries, which may be increased or, in certain circumstances, decreased from time to time at the discretion of the Compensation Committee. Individual performance is reviewed on an annual basis during the Compensation Committee’s annual evaluation process, which is designed to ensure consistent global Company results, hold our named executive officers accountable for results (i.e., financial, leadership and individual goals) and set expectations for future results (i.e., actual results against budgeted goals). The goals and objectives considered during the annual evaluation process are prepared and reviewed on an annual basis.

The base salaries for our named executive officers (other than our CEO) also reflect input from our CEO regarding individual performance, Company strategy and retention factors.

Our named executive officers other than Mr. Falcone each are entitled to receive an annual base salary of $300,000 pursuant to their respective employment agreements, and Mr. Falcone is entitled to receive a base salary of $600,000. None of our named executive officers received a base salary increase in 2019. For more detail for each named executive officer’s base salary please see “2019 Compensation Tables-Summary Compensation Table” and “Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

Annual Bonus Plan and Stock-Based Compensation
Stock-Based Compensation
On April 11, 2014, the Board adopted the HC2 Holdings, Inc. Omnibus Equity Award Plan (the “2014 Omnibus Plan”) and, subject to stockholder approval, subsequently adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the “Amended 2014 Plan,” and together with the 2014 Omnibus Plan, the “Prior Plans”) on April 21, 2017, and the Second Amended 2014 Plan (the “Second Amended 2014 Plan”) on April 20, 2018. The Compensation Committee administers the Prior Plans and the Second Amended 2014 Plan and has broad authority to administer, construe and interpret the plans. The Second Amended 2014 Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, RSAs, restricted stock units (“RSUs”), other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Establishment of Bonus Pool
The Board adopted the 2019 HC2 Executive Bonus Plan (the “Bonus Plan”) on April 25, 2019. The Bonus Plan became effective for fiscal year 2019 and will remain in effect for each fiscal year thereafter until amended or terminated by the Compensation Committee. During fiscal year 2019, all of the named executive officers participated in the Bonus Plan.

Under the Bonus Plan, executive officers are eligible to earn annual compensation opportunities consisting of both cash and stock-based awards. By providing for a mix of both cash and equity, the Bonus Plan is designed to (i) offer variable compensation that provides competitive levels of total pay to executives if the Company achieves target-level performance results and (ii) reward and encourage long-term value creation by executives. Awards under the Bonus Plan are granted annually with a portion paid immediately in cash and a portion subject to be paid (or in the case of equity awards, vested) in future years so as to provide an additional retention feature.

Each named executive officer had two bonus components under the Bonus Plan with respect to 2019: (i) a corporate bonus based on the achievement of goals and objectives set by the Compensation Committee (and, other than for Mr. Falcone, based on the recommendations of the Company’s CEO) tied directly to the financial and strategic goals of the Company (the “Corporate Bonus”), and (ii) an individual bonus based on achievement of individual goals and objectives set by the Compensation Committee (and, other than for Mr. Falcone, based on the recommendations of the Company’s CEO) (the “Individual Bonus”).

For fiscal year 2019, the named executive officers’ Corporate Bonus, if any, was based on the change in the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s 2019 fiscal year to the end of the Company’s 2019 fiscal year end (“NAV Return”), in excess of a threshold NAV Return level established by the Compensation Committee at the beginning of the 2019 performance year (the “Fiscal Year 2019 Threshold NAV Return”), as well as an assessment of how well the named executive officer was able to adapt to changes and obtain overall financial results in the Company’s businesses and industries and contribute to the NAV Return.

For fiscal year 2019, NAV Return was based on the amount calculated as the product of (i) the percentage change in the Net Asset Value per share of the Company from the beginning of fiscal year 2019 to the end of fiscal year 2019 multiplied by (ii) the Net Asset Value at the beginning of 2019. The Bonus Plan provides that 12% of the excess, if any, of the NAV Return for fiscal year 2019 over fiscal year 2019 Threshold NAV Return is to be allocated to fund the bonus pool for Corporate Bonuses awarded to our named executive officers and other key employees. Pursuant to the Bonus Plan, this amount may be reduced by the Compensation Committee pursuant to its exercise of negative discretion.

The Bonus Plan provides that, if the NAV Return is above the Threshold NAV Return, the Compensation Committee may award a Corporate Bonus up to two times the participants’ target Corporate Bonus (i) 40% in cash, (ii) 9% as stock options that vest and become exercisable if the participant remains employed through the first anniversary of the date of grant and (iii) 51% as restricted stock units or restricted stock that vest if the participant remains employed through the first anniversary of the date of grant. Any Corporate Bonus paid in excess of two times the participant’s target Corporate Bonus (“Excess Award Value”) may be awarded (i) 40% in cash, (ii) 9% as stock options that generally vest and become exercisable in two substantially equal installments if the executive remains employed through each of the second and third anniversary of the date of grant and (iii) 51% as restricted stock that generally vests in two substantially equal installments if the executive remains employed through each of the second and third anniversary of the date of grant.

For the purpose of the foregoing calculation, the Company’s “Net Asset Value” is generally calculated by (i) starting with the value of the Company’s “Net Asset Value,” as such term is defined in the certificates of designation governing our Preferred Stock (the “Preferred Stock Certificates”) (but without taking into account any discount with respect to appreciation on assets), (ii) then subtracting from such amount the Company’s deferred tax liabilities, (iii) then adding to such amount the Company’s capital contributions to fund start-up businesses, which is subject to a $10 million cap, (iv) then adding to such amount the Company’s deferred financing costs, (v) then adding to such amount the value of the Company’s assets that have not been appraised, which is subject to a $20 million cap, (vi) then adding to such amount expenses incurred in connection with completing any acquisitions by the Company within the past 12 months, and (vii) excluding any accretion on preferred stock (calculated in the manner contained in the Preferred Stock Certificates). The Company then makes adjustments to eliminate the effects of any conversion of Preferred Stock into Common Stock and equity issuances during the period.

The Compensation Committee believes that NAV Return is a good proxy for value creation for the Company and its stockholders because it is designed to encourage, among other things, the generation of cash flow by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. Further, our Compensation Committee believes that paying a bonus consistently based on NAV Return that is partially subject to vesting over a number of years, encourages a long-term focus on value creation for the benefit of our stockholders.

The Company’s NAV declined by 26.1% during the fiscal year ended December 31, 2019. As a result, the named executive officers were not eligible to receive a Corporate Bonus in respect of the 2019 performance year and an aggregate $800,000 in unpaid deferred cash compensation previously awarded to the applicable named executive officers in 2017 and 2018 under the 2014 Executive Bonus Plan (the predecessor of the Bonus Plan) was forfeited pursuant to certain claw back provisions contained in the 2014 Executive Bonus Plan.

Corporate Bonuses Awarded in Respect of 2019 Performance

No Corporate Bonus amounts were paid in respect of 2019.

Individual Performance Bonuses Awarded in Respect of 2019 Performance
As stated above, for fiscal year 2019, a portion of the annual bonus (namely, the Individual Bonus) was based on individual performance achievement against certain pre-established goals. For Messrs. Falcone, Sena and Ferraro, and Ms. Herbst, their target Individual Bonus was set at $100,000. The performance goals for each named executive officer’s Individual Bonus were determined by our Compensation Committee on an individual basis. Participants were eligible to earn between 0% and 500% of their individual target bonus based on achievement of these individual performance goals. These Individual Bonuses could have been earned even if NAV Return during fiscal year 2019 did not exceed the Fiscal Year 2019 Threshold NAV Return. Individual Bonus awards with respect to 2019 will be paid solely in cash.

For fiscal year 2019 our Compensation Committee established both objective and subjective performance goals for Mr. Falcone’s Individual Bonus, which were to: (i) receive dividends from subsidiaries, (ii) broaden and strengthen the Company’s corporate platform through acquisitions and investments, (iii) improve the Company’s financial flexibility, (iv) remain in compliance with all existing or new debt covenants, and (v) work closely with subsidiaries to help in expansion of their platforms.

For fiscal year 2019 our Compensation Committee established both objective and subjective performance goals for Mr. Sena’s Individual Bonus, which were to: (i) improve accounting and financial procedures and internal control, (ii) receive dividends from subsidiaries, (iii) identify and manage accounting and financial priorities and business risks, and (iv) foster growth and teamwork of the finance department.

For fiscal year 2019 our Compensation Committee established both objective and subjective performance goals for Mr. Ferraro’s Individual Bonus, which were to: (i) establish policies and procedures for implementing the highest standards of regulatory legal compliance; (ii) provide high quality legal representation to HC2 with respect to deal-related matters, governance, stockholder agreements, annual meetings, proxy and relevant public filings, and debt/equity offering memorandums/shelf registrations (as directed by the CEO to raise capital); (iii) reduce spending on outside legal fees and filings; (iv) meet all priorities agreed to with the CEO; and (v) foster growth and teamwork of the legal department.

For fiscal year 2019 our Compensation Committee established both objective and subjective performance goals for Ms. Herbst’s Individual Bonus, which were to: (i) improve HR, IT and general services both at the parent and the subsidiary level; (ii) meet all priorities as agreed to with the CEO; (iii) foster growth and teamwork of the HR Department; and (iv) analyze and build out a shared services platform.

Based on an assessment of each named executive officer’s achievement of their respective pre-established performance goals for the Individual Bonus in respect of fiscal year 2019 performance, the Compensation Committee determined that Mr. Sena earned an Individual Bonus of $340,000 and that each of Mr. Ferraro and Ms. Herbst earned an Individual Bonus of $500,000. Mr. Falcone did not receive an Individual Bonus in respect of fiscal year 2019 performance. 70% of each named executive officer’s Individual Bonus will be paid in 2020, and the remaining 30% of each named executive officer’s Individual Bonus will be paid in 2021, subject to the executive’s continued employment.

The table below shows the amounts awarded to each named executive officer under the Bonus Plan in respect of fiscal year 2019 performance:

Named Executive Officer	Individual Bonus		Corporate Bonus		Total
	Cash	Equity	Cash	Equity
Philip A. Falcone	$—	$—	$—	$—	$—
Michael J. Sena	340,000	—	—	—	340,000
Joseph A. Ferraro	500,000	—	—	—	500,000
Suzi Raftery Herbst	500,000	—	—	—	500,000
Total NEO	$1,340,000	$—	$—	$—	$1,340,000

Cash payments are made as follows, as long as the named executive officer is employed with the Company on the payment date:

Named Executive Officer	2020	2021	2022	Total Cash
Philip A. Falcone	$—	$—	$—	$—
Michael J. Sena	238,000	102,000	—	340,000
Joseph A. Ferraro	350,000	150,000	—	500,000
Suzi Raftery Herbst	350,000	150,000	—	500,000
Total NEO	$938,000	$402,000	$—	$1,340,000

Cash amounts payable pursuant to the Bonus Plan are included in the column titled “Non-Equity Incentive Plan Compensation” in the “Compensation Tables-2019 Summary Compensation Table” for fiscal year 2019 (although no amounts are actually payable until after the end of fiscal year 2019). However, in the case of equity awards, the SEC disclosure rules require that the “Compensation Tables-2019 Summary Compensation Table” and the “Grants of Plan-Based Awards” table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. If equity awards had been earned by our named executive officers pursuant to the Bonus Plan in respect of fiscal year 2019 performance, such equity awards would have been granted following the end of fiscal year 2019. As these equity awards would have been made after the end of fiscal year 2019, they would not be included in the “Compensation Tables-2019 Summary Compensation Table” and “Grants of Plan-Based Awards” table in this Form 10-K/A, but in accordance with SEC rules will be included in next year’s table for our named executive officers in fiscal year 2020.

Other Benefits

The named executive officers receive limited benefits that would be considered executive benefits. Most benefits are consistent with those offered generally to employees, which consist of life insurance, travel accident insurance, health insurance, dental insurance, vision insurance, short-term and long-term disability and opportunities to participate in the Company’s 401(k) plan. The Company matches 50% of the employee’s 401(k) plan contributions, up to the first 6% of such employee’s salary, with a maximum of $6,000 annually.

Advisory Vote on Executive Compensation (“Say on Pay Vote”)

Our Compensation Committee and our Board considered the results of our stockholder vote regarding the non-binding resolution on executive compensation presented at the 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) and decided to engage in robust outreach with the Company’s stockholders. Following the 2019 Annual Meeting, at the Board’s discretion, we have reached out to investors representing more than 58% of outstanding shares with the goal of identifying, understanding and addressing the concerns of our stockholders with respect to our executive compensation program. While not all of our investors felt a need to engage, we had productive and valuable discussions with those investors who responded and expect to implement changes based on feedback we received as part of those discussions as part of our 2020 compensation program. The Compensation Committee takes very seriously its role in the governance of the Company’s compensation programs and values input from the Company’s stockholders, and will consider the results of future Say on Pay Votes in connection with making its compensation-related decisions to the extent it deems it appropriate to do so.

Clawback / Forfeiture

Pursuant to the equity agreements under the equity incentive plans, incentive compensation for employees is subject to recoupment in the event that, for example, the Company restates its reported financial results, makes a mistake in calculations (to the extent that either such occurrence resulted in an excess award amount being paid) or to the extent required by applicable law (including, Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)).

Potential Payments to Named Executive Officers Upon Termination or Change in Control

Our employment arrangements and severance guidelines (the “Severance Guidelines”) provide for certain payments to be made to our named executive officers in the event that their employment with the Company is terminated. Severance benefits are an important tool in attracting and retaining key employees and provide a degree of financial security to those employees.

Outstanding equity awards granted under the 2014 Omnibus Plan may be accelerated by the Board upon a Change in Control (as defined in the 2014 Omnibus Plan), such that award recipients have the ability to participate in the change in control with respect to Common Stock subject to such awards.

Outstanding equity awards granted under the Second Amended 2014 Plan and the Amended 2014 Plan, unless otherwise determined by the Compensation Committee on the date of grant or as set forth in the applicable award agreement, will not accelerate solely as a result of a Change in Control (as defined in the Second Amended 2014 Plan and the Amended 2014 Plan) if a “replacement award” (as defined in the Second Amended 2014 Plan and the Amended 2014 Plan) is promised to a participant in connection with the Change in Control. The vesting of a replacement award will only accelerate in connection with the Change in Control if the participant’s employment is involuntarily terminated by the Company (or a successor thereto) within two years following such Change in Control.

For further information regarding the potential severance and change in control benefits provided to our named executive officers pursuant to our employment and equity award arrangements with such named executive officers, as well as our Severance Guidelines, see “Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

Tax Considerations

If a named executive officer is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the IRC, and such benefits do not comply with Section 409A, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized. The employment arrangements of our named executive officers described herein, the Second Amended 2014 Plan and the Prior Plans, generally contain provisions intended to limit or eliminate adverse tax consequences through timing of payments.

Section 162(m) of the IRC generally places a limit of $1 million per year on the amount of compensation paid to certain of our executive officers that the Company may deduct from our federal income tax return for any single taxable year.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) of the IRC and, among other things, eliminated the performance-based exception to the $1 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to certain executive officers in excess of $1 million are generally nondeductible, whether or not it is performance-based. In addition, beginning in 2018, the executive officers subject to Section 162(m) of the IRC (the “Covered Employees”) include any individual who served as the CEO or chief financial officer (“CFO”) at any time during the taxable year and the three other most highly compensated executive officers (other than the CEO and CFO) for the taxable year, and once an individual becomes a Covered Employee for any taxable year beginning after December 31, 2016, that individual will remain a Covered Employee for all future years, including following any termination of employment.

The Tax Cuts and Jobs Act includes a transition rule under which the changes to Section 162(m) of the IRC described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017 and is not materially modified after that date. To the extent applicable to our existing contracts and awards, the Compensation Committee may avail itself of this transition rule. However, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals in the best interest of the Company, the Compensation Committee will not limit its actions with respect to executive compensation to preserve deductibility under Section 162(m) of the IRC if the Compensation Committee determines that doing so is in the best interests of the Company.

Compensation Committee Interlocks and Insider Participation

During 2019 and currently, the Compensation Committee consists of Robert V. Leffler, Jr. (Chairman), Wayne Barr, Jr., Warren H. Gfeller and Lee S. Hillman. None of the members of the Company’s Compensation Committee during 2019: (i) served as an officer or employee of the Company during 2019, (ii) was formerly an officer of the Company or (iii) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

During 2019: (i) none of our executive officers served as a member of a compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served on our Compensation Committee; (ii) none of our executive officers served as a director of another entity, any of whose executive officers served on our Compensation Committee; and (iii) none of our executive officers served as a member of the compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served as one of our directors.

Anti-Pledging Policy

Our insider trading policy prohibits pledging, subject to certain exceptions as set forth therein. Under the policy, directors and employees of the Company or its subsidiaries and controlled affiliates and family members living in their households (“Covered Persons”) are not permitted to pledge securities of the Company (“Company Securities”) to secure loans, nor are they permitted to purchase securities of the Company on margin (other than in a cashless exercise of stock options). An exception to this prohibition may be granted by the Chief Legal Officer where a Covered Person wishes to pledge Company Securities as collateral to secure loans or purchase Company Securities on margin where, among other factors, the Covered Person clearly demonstrates the financial capacity and liquidity to repay the loan without resort to the pledged securities; provided that Covered Persons may only pledge Company Securities if (i) such securities represent less than 25% of the Company Securities held by such employee (excluding any unvested equity awards); (ii) such Company Securities represent less than 5% of the outstanding capital stock of the Company; and (iii) a request for approval of the Chief Legal Officer is submitted at least two weeks prior to execution (unless the Chief Legal Officer waives or shortens such notice requirement) and approval is granted. If an individual that was not previously a Covered Person (x) holds Company Securities in a margin account or is pledging Company Securities as a collateral of a loan and (y) becomes a Covered Person, such Covered Person shall promptly request approval from the Chief Legal Officer, and such approval shall be provided if such arrangement was already in place before the individual initially became a Covered Person and, as reasonably determined by the Chief Legal Officer, the aggregate amount of such Company Securities in the margin account and/or pledged is not material.

Anti-Hedging Policy

Pursuant to our insider trading policy, Covered Persons are not permitted to purchase financial instruments that are designed to hedge or offset any decrease in the market value of Covered Securities or otherwise engage in any other type of transaction involving Covered Securities that would have similar economic consequences.
COMPENSATION COMMITTEE REPORT*
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, the Compensation Committee recommended to the full Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee,

Robert V. Leffler, Jr. (Chairman)
Wayne Barr, Jr.
Warren H. Gfeller
Lee S. Hillman

* The material in this Report of the Compensation Committee is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any of the Company’s filings under the Securities Act of 1933 (the “Securities Act”), as amended, or the Exchange Act, respectively, whether made before or after the date of this Form 10-K/A and irrespective of any general incorporation language therein.

COMPENSATION TABLES

2019 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2019, 2018 and 2017, the total compensation paid or accrued to our named executive officers as determined in accordance with SEC disclosure rules.

In the case of equity awards granted to our named executive officers, the SEC disclosure rules require that the “Summary Compensation Table” include the aggregate accounting grant date fair value of equity awards granted during the applicable fiscal year. While these amounts represent the grant date accounting value of the awards, they do not represent amounts actually paid to the named executive officer in the applicable year or that may be paid in the future. In addition, certain cash awards earned by the named executive officers under the Bonus Plan that are included in the “Summary Compensation Table” were subject to deferral and not payable until subsequent years as an additional retention measure and a portion of those amounts were subject to clawback under the terms of the Bonus Plan due to NAV performance in 2019 and therefore will not be paid to the applicable named executive officers, but the SEC disclosure rules do not permit reduction of the bonus amounts for the applicable years to reflect the deferral or the clawback.

As an example, with respect to Mr. Falcone, while the “Summary Compensation Table” below indicates pursuant to SEC disclosure rules that Mr. Falcone received total compensation equal to $11,535,545 and $8,141,699 in 2018 and 2017, respectively, Mr. Falcone actually only received a total of $3,046,132 in cash compensation in 2018 (representing $600,000 in base salary and $2,446,132 earned pursuant to the Bonus Plan in respect of the 2018 performance year) and a total of $4,850,937 in cash compensation in 2017 (representing cash earned pursuant to the Bonus Plan in respect of the 2017 performance year). Further, the payment of a portion of the cash compensation earned pursuant to the Bonus Plan in respect of the 2018 and 2017 performance years that is included in the table was deferred under the terms of the Bonus Plan in respect of such years and was not actually paid in 2018 and 2017, respectively, because it was subject to deferral under the Bonus Plan, and a total of 46% and 23%, respectively, of those deferred amounts, were subject to clawback under the terms of the Bonus Plan due to NAV performance in 2019 and will therefore not be paid. The remainder of Mr. Falcone’s compensation shown in the table for 2018 and 2017 consists of the grant date accounting value of equity awards granted pursuant to the Bonus Plan in respect of the 2017 and 2016 performance years, respectively, which vest over time following the date of grant, and includes values for stock option awards which currently have no intrinsic value because the options are underwater.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Philip A. Falcone Chairman, President and Chief Executive Officer (6)	2019	600,000	—	—	—	—	—	600,000
	2018	600,000	—	7,104,174	1,385,239	2,446,132	—	11,535,545
	2017	—	—	2,790,457	500,305	4,850,937	—	8,141,699

Michael J. Sena Chief Financial Officer	2019	300,000	—	—	—	340,000	6,000	646,000
	2018	300,000	—	1,184,029	230,875	407,689	6,000	2,128,593
	2017	300,000	—	528,345	94,618	808,490	6,000	1,737,453

Joseph A. Ferraro Chief Legal Officer and Corporate Secretary	2019	300,000	—	—	—	500,000	6,000	806,000
	2018	300,000	—	459,453	—	407,689	6,000	1,173,142
	2017	86,538	80,000	501,000	—	400,000	2,423	1,069,961

Suzi Raftery Herbst Chief Administrative Officer	2019	300,000	—	187,500	—	500,000	6,000	993,500
	2018	300,000	—	112,500	—	562,500	6,000	981,000
	2017	300,000	—	87,500	—	337,500	6,000	731,000

(1) The amounts in this column represent cash bonuses granted to our named executive officers as sign-on bonuses or minimum bonuses required to be paid pursuant to employment agreements.

(2) These amounts represent the aggregate grant date fair value of RSAs and/or RSUs granted in 2019, 2018 and 2017, as applicable, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 19 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Messrs. Falcone, Sena and Ferraro were promised certain equity awards in 2019 in the form of RSUs in respect of the 2018 performance period, but an accounting charge for those awards was not taken because the vesting of such equity awards is subject to stockholder approval of a sufficient number of shares under the Second Amended 2014 Plan sufficient to satisfy the settlement of such equity awards, so no amount has been included in the table in respect of 2019 for these promised awards.

(3) The amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2019, 2018 and 2017, as applicable, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 19 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Messrs. Falcone, Sena and Ferraro were promised certain equity awards in 2019 in the form of stock options in respect of the 2018 performance period, but an accounting charge for those awards was not taken in 2019 because the exercisability of those awards is subject to stockholder approval of a sufficient number of shares under the Second Amended 2014 Plan sufficient to satisfy the exercise of the awards, so no amount has been included in the table in respect of 2019 for these promised awards.

(4) The amounts in this column represent annual cash incentive payments under our Bonus Plan. Amounts reported for each year are based on performance in such year, even if paid subsequent to year-end. See “Compensation Discussion and Analysis-Annual Bonus Plan and Stock-Based Compensation” above for a description of the Bonus Plan, which provides for the payment of amounts earned with respect to the 2019 performance period in cash. See page 12 for an explanation of the method by which the cash payments in this column are calculated and paid.

(5) The amounts in this column represent matching contributions made by the Company to the Company’s 401(k) plan on behalf of each of the named executive officers who participated in such plan.

(6) Mr. Falcone resigned from his position as Chairman of the Board effective April 1, 2020.

2019 Grants of Plan-Based Awards

The following table sets forth, for each named executive officer, certain information with respect to grants of plan-based equity awards granted during the fiscal year ended December 31, 2019.

Name and Principal Position		Amounts in $					All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (1)
		Threshold	Maximum	Threshold	Target	Maximum
Philip A. Falcone Chairman, President and Chief Executive Officer (2)		—	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	—	—
Michael J. Sena Chief Financial Officer		—	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	—	—
Joseph A. Ferraro Chief Legal Officer and Corporate Secretary		—	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	—	—
Suzi Raftery Herbst Chief Administrative Officer	March 15, 2019	—	—	—	—	—	71,565	—	—	187,500

(1) Amounts shown reflect the aggregate grant date fair value in accordance with ASC 718. For a discussion of valuation assumptions, see Note 19 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Pursuant to the Bonus Plan, a bonus pool is established in an amount based on the Company’s NAV Return in excess of a threshold NAV Return amount. Each named executive officer may be granted an Individual Bonus and a Corporate Bonus under the Bonus Plan, based on his or her achievement of individual and corporate-related performance goals, respectively. Pursuant to the Bonus Plan, Corporate Bonus awards are paid out in a mix of cash and equity early in the year following the performance year following an evaluation of Company and individual results. Messrs. Falcone, Sena and Ferraro were promised certain equity awards in 2019 in the form of RSUs in respect of the 2018 performance period, but an accounting charge for those awards was not taken because the vesting or exercisability, as applicable, of such equity awards is subject to stockholder approval of a sufficient number of shares under the Second Amended 2014 Plan sufficient to satisfy the settlement or exercise, as applicable, of such equity awards, so no disclosure has been included in the table in respect of 2019 for these promised awards.

(2) Mr. Falcone resigned from his position as Chairman of the Board effective April 1, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our named executive officers concerning unexercised stock option awards and unvested RSA and RSU awards as of December 31, 2019.

Name	Options					Stock
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Philip A. Falcone
Granted: January 15, 2014	4,055	—	(2)	3.58	1/15/2024	—	—	—	—
Granted: May 21, 2014	1,568,864	—	(3)	4.56	5/20/2024	—	—	—	—
Granted: October 28, 2014	53,963	—	(4)	3.77	5/20/2024	—	—	—	—
Granted: October 28, 2014	1,754	—	(4)	3.98	5/20/2024	—	—	—	—
Granted: October 28, 2014	2,394	—	(4)	4.00	5/20/2024	—	—	—	—
Granted: October 28, 2014	14,389	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: August 6, 2015	705,882	—	(4)	4.25	5/20/2024	—	—	—	—
Granted: October 28, 2014	199	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: October 28, 2014	28,170	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: October 28, 2014	4,826	—	(4)	4.04	5/20/2024	—	—	—	—
Granted: October 28, 2014	13,817	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: October 28, 2014	28,452	—	(4)	4.02	5/20/2024	—	—	—	—
Granted: October 28, 2014	18,164	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: October 28, 2014	28,298	—	(4)	4.04	5/20/2024	—	—	—	—
Granted: October 28, 2014	9,869	—	(4)	4.05	5/20/2024	—	—	—	—
Granted: October 28, 2014	11,246	—	(4)	4.03	5/20/2024	—	—	—	—
Granted: October 28, 2014	41,239	—	(4)	4.03	5/20/2024	—	—	—	—
Granted: October 28, 2014	4,386	—	(4)	3.98	5/20/2024	—	—	—	—
Granted: October 28, 2014	49,372	—	(4)	3.85	5/20/2024	—	—	—	—
Granted: August 6, 2015	2,510	—	(4)	4.25	5/20/2024	—	—	—	—
Granted: October 28, 2014	280,472	—	(4)	3.99	5/20/2024	—	—	—	—
Granted: October 28, 2014	258,824	—	(4)	4.36	5/20/2024	—	—	—	—
Granted: October 28, 2014	259	—	(4)	4.46	5/20/2024	—	—	—	—
Granted: August 6, 2015	7,084	—	(4)	4.46	5/20/2024	—	—	—	—
Granted: January 7, 2015	169,697	—	(5)	8.25	1/7/2025	—	—	—	—
Granted: March 12, 2015	309,620	—	(6)	9.00	3/11/2025	—	—	—	—
Granted: November 9, 2015	845,250	—	(7)	7.17	5/21/2024	—	—	—	—
Granted: December 24, 2015	100,742	—	(8)	5.90	5/21/2024	—	—	—	—
Granted: December 24, 2015	200,000	—	(8)	7.08	5/21/2024	—	—	—	—
Granted: January 29, 2016	6,848	—	(9)	7.93	5/21/2024	—	—	—	—
Granted: April 14, 2016	500,000	—	(10)	7.50	4/14/2026	—	—	—	—
Granted: April 14, 2016	500,000	—	(10)	10.50	4/14/2026	—	—	—	—
Granted: April 14, 2016	500,000	—	(10)	13.50	4/14/2026	—	—	—	—
Granted: March 10, 2017	40,943	—	(11)	5.50	3/10/2027	—	—	—	—
Granted: March 10, 2017	92,095	51,151	(12)	5.50	3/10/2027	137,024	297,342	—	—
Granted: March 16, 2018	140,270	285,006	(13)	5.45	3/16/2028	760,540	1,650,372	—	—

Michael J. Sena
Granted: March 10, 2017	8,266	—	(14)	5.50	3/10/2027	—	—	—	—
Granted: March 10, 2017	17,446	9,180	(15)	5.50	3/10/2027	24,591	53,362	—	—
Granted: March 16, 2018	35,068	35,812	(16)	5.45	3/16/2028	95,564	207,374	—	—

Joseph Ferraro
Granted: November 13, 2017	—	—	(17)	—	—	33,134	71,901	—	—
Granted: March 16, 2018	—	—	(18)	—	—	24,465	53,089	—	—

Suzi Raftery Herbst
Granted: March 16, 2018	—	—	(19)	—	—	6,881	14,932	—	—
Granted: March 15, 2019	—	—	(20)	—	—	71,565	155,296	—	—

(1) Values calculated based on the closing price of Common Stock on December 31, 2019 of $2.17 per share.

(2) Mr. Falcone was granted 4,055 stock options on January 15, 2014 as part of his compensation as a non-employee director during 2014, all of which are fully vested.

(3) Mr. Falcone was granted 1,568,864 stock options on May 21, 2014 pursuant to the Initial Option, all of which are fully vested.

(4) On October 28, 2014, anti-dilution adjustment options (the “October Anti-Dilution Options”) to purchase an aggregate of 1,782,082 Shares were issued to Mr. Falcone promptly following the execution of the Option Clarification Agreement. The October Anti-Dilution Options vest in three equal installments on the date of issuance and on each of the first and second anniversaries of the date of the original date of the event that resulted in the issuance of anti-dilution options, subject to Mr. Falcone’s continued employment with the Company on each vesting date. A portion of the October Anti-Dilution Options were issued in respect of the Company’s issuance of its Series A Preferred Stock and related pay-in-kind dividends on such Series A Preferred Stock, based on a conversion price of $4.25 with respect to the Series A Preferred Stock, as follows: options to purchase (1) 750,000 Shares at $4.05, (2) 2,667 Shares at $4.00 and (3) 7,527 Shares at $4.46 (collectively, the “Original Series A Contingent Options”). On August 6, 2015, the Company determined that the Original Series A Contingent Options should have been issued based on a conversion price of $4.25 with respect to the Series A Preferred Stock, as follows: options to purchase (1) 705,882 Shares at $4.25, (2) 2,510 Shares at $4.25, and (3) 7,084 Shares at $4.46 (collectively, the “Corrected Series A Contingent Options”). On the same date, the Company issued the Corrected Series A Contingent Options to Mr. Falcone contemporaneously with the surrender of the Original Series A Contingent Options for cancellation. The Corrected Series A Contingent Options otherwise have the same vesting dates and terms as the Original Series A Contingent Options. One-third of these stock options vested immediately, one-third vested on October 28, 2015 and the other one-third vested on October 28, 2016. A portion of the October Anti-Dilution Options included in the table above are only exercisable if and when the Series A Preferred Stock (715,476 stock options) and Series A-1 Preferred Stock (259,083 stock options) is converted into Common Stock.

(5) Mr. Falcone was granted 169,697 stock options on January 7, 2015 pursuant to the Initial Option, all of which are fully vested. This option is exercisable only if and when the Series A-2 Preferred Stock is converted into Common Stock.

(6) Mr. Falcone was granted 309,620 stock options on March 12, 2015 as payment of a portion of his incentive bonus earned with respect to the 2014 performance period under the Bonus Plan, all of which are fully vested.

(7) Mr. Falcone was granted 845,250 stock options on November 9, 2015 pursuant to the Initial Option.

(8) Mr. Falcone was granted 300,742 stock options on December 24, 2015 pursuant to the Initial Option.

(9) On January 29, 2016, the Company determined that, as a result of the issuance and sale by the Company of 8,452,500 Shares on November 4, 2015 as disclosed on the Company’s Current Form 8-K filed on November 9, 2015, and the issuance of 1,007,422 Shares and a warrant to purchase 2,000,000 Shares pursuant to that certain stock purchase agreement as disclosed on the Company’s Current Form 8-K filed on December 28, 2015, an adjustment to the conversion price of the Series A-2 Preferred Stock was required under the terms of the Certificate of Designation of the Series A-2 Preferred Stock from $8.25 to $7.93 (the “Series A-2 Adjustment”). As a result of the Series A-2 Adjustment, on January 29, 2016, anti-dilution adjustment options to purchase an aggregate of 6,848 Shares (the “Adjusted Series A-2 Options”) were issued to Mr. Falcone. The exercise price of the Adjusted Series A-2 Options is $7.93 per share, and the Adjusted Series A-2 Options vest in three equal installments on the date of issuance and on each of the first and second anniversaries of the date of issuance, subject to Mr. Falcone’s continued employment with the issuer on each vesting date. The Adjusted Series A-2 Options are fully vested.

(10) In consideration for eliminating the anti-dilution protection provisions, Mr. Falcone received an award after market on April 14, 2016, consisting of 1,500,000 premium stock options (the “2016 Premium Option”) that were issued under the 2014 Omnibus Plan. The 2016 Premium Option will vest in three equal installments on each of the first three anniversaries following the grant date (with each tranche vesting one-third on each such date), and the applicable per share exercise prices will be as follows: (a) a per share exercise price of $7.50 with respect to an option to acquire 500,000 shares; (b) a per share exercise price of $10.50 with respect to an option to acquire 500,000 shares; and (c) a per share exercise price of $13.50 with respect to an option to acquire 500,000 shares.

(11) Mr. Falcone was granted 40,943 stock options on March 10, 2017, which options were fully vested on the grant date.

(12) Mr. Falcone was granted 383,725 RSUs and 143,246 options on March 10, 2017. On March 10, 2018, 29% of both awards vested. On March 10, 2019, 35.5% of both awards vested. The final 35.5% of both awards vested on March 10, 2020.

(13) Mr. Falcone was granted 1,134,852 RSUs and 425,276 stock options on March 16, 2018. On March 15, 2019, 33% of both awards vested and on March 16, 2020, 33.5% of both awards vested. An additional 33.5% of each award will vest on March 16, 2021.

(14) Mr. Sena was granted 8,266 stock options on March 10, 2017, which options were fully vested on the grant date.

(15) Mr. Sena was granted 71,326 RSUs and 26,626 options on March 10, 2017. On March 10, 2018, 31% of both awards vested and an additional 34.5% vested on March 10, 2019. The final 34.5% of both awards vested on March 10, 2020.

(16) Mr. Sena was granted 189,142 RSUs and 70,880 options on March 16, 2018. On March 15, 2019, 49.5% of both awards vested, and on March 16, 2020, 25.3% of both awards vested. The final 25.3% of both awards will vest on March 16, 2021.

(17)  Pursuant to his employment agreement, Mr. Ferraro received an initial long-term equity grant consisting of 99,404 RSAs on November 13, 2017, of which 33.4% vested on November 13, 2018, and 33.3% vested on November 13, 2019. The final 33.3% will vest on November 13, 2020.

(18) Mr. Ferraro was granted 73,395 RSUs on March 16, 2018. On March 15, 2019, 67% of the award vested, and the final third of the RSUs vested on March 16, 2020.

(19) Ms. Herbst was granted 20,642 RSAs on March 16, 2018. On March 15, 2019, 67% of the award vested, and the final third of these shares vested on March 16, 2020.

(20) Ms. Herbst was granted 71,565 RSAs on March 15, 2019. A total of 67% of the award vested on March 15, 2020, and the final third of these shares will vest on March 15, 2021.

Option Exercises and Stock Vested in 2019

The following table sets forth, for each named executive officer, details of any stock options exercised or awards that vested in 2019.

Name	Options		Restricted Stock
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Philip A. Falcone(2)	—	$—	511,336 (2)	$1,395,880
Michael J. Sena	—	$—	118,170	$319,688
Joseph A. Ferraro	—	$—	82,065	$201,756
Suzi R. Herbst	—	$—	19,064	$52,122

(1) Determined by multiplying the shares of restricted stock that vested during fiscal year 2019 by the closing market price of our common stock on the respective vesting dates, but excluding any tax obligations incurred in connection with such vesting.

(2) Mr. Falcone delayed the delivery of the shares underlying the 511,336 RSUs which vested in 2019. The shares underlying the RSUs were delivered on March 12, 2020.

EMPLOYMENT ARRANGEMENTS AND POTENTIAL PAYMENTS
UPON TERMINATION OR CHANGE IN CONTROL
We have entered into employment arrangements with each of our named executive officers, setting forth certain terms of their employment with and/or separation from the Company, as applicable. While the employment agreements with the named executive officers that are described below do not contain explicit provisions relating to a change in control of the Company, the rights of those officers under the employment agreements, including rights upon a termination of employment as described below, will continue to apply following a change in control of the Company.

Employment Agreement with Philip A. Falcone
On May 21, 2014, we entered into an employment agreement with Philip A. Falcone to serve as the Company’s Chairman, President and CEO (the “Falcone Employment Agreement”). The Falcone Employment Agreement provides that Mr. Falcone will be employed by the Company “at will,” subject to the advance notice provisions contained therein with respect to termination of employment. Pursuant to the Falcone Employment Agreement, Mr. Falcone received options in lieu of any base salary, subject to the ability of the Compensation Committee to award Mr. Falcone a base salary following an annual review. Effective January 1, 2018, Mr. Falcone was granted a base salary of $600,000. The Falcone Employment Agreement also provides that the Compensation Committee may, in its discretion, include Mr. Falcone as a participant in any annual bonus plan. Pursuant to the Falcone Employment Agreement, Mr. Falcone is also entitled to participate in the benefit plans and programs of the Company at a level commensurate with his position and to be reimbursed for reasonable and properly documented business expenses. On April 1, 2020, Mr. Falcone resigned from his position as Chairman of the Board.

In the event of Mr. Falcone’s termination of employment with the Company, he will generally be entitled to payment of accrued but unpaid base salary, if any, any unpaid paid time off, any unreimbursed business expenses, any earned but unpaid discretionary cash bonus for the fiscal year prior to the year of termination and benefits under applicable benefit plans, programs or arrangements of the Company in effect at the time of termination; provided, however, that in the event Mr. Falcone is terminated for Cause or terminates his employment without Good Reason (as such terms are defined in the Falcone Employment Agreement), Mr. Falcone will not be entitled to any earned but unpaid discretionary cash bonus. The Company’s current Severance Guidelines provide that upon termination of the CEO’s employment by the Company without Cause or by Mr. Falcone for Good Reason, he is entitled to 12 months of annual base salary plus 12 months of Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit premiums, if eligible, subject to execution of a separation and release agreement.

Pursuant to the Falcone Employment Agreement, Mr. Falcone is subject to (i) non-compete restrictive covenants during the term of his employment and for so long as Mr. Falcone receives severance pursuant to the Company’s Severance Guidelines, and (ii) non-solicit restrictive covenants during the term of his employment and for eighteen months following Mr. Falcone’s separation from the Company. Mr. Falcone is also subject to continuing restrictive covenants prohibiting disclosure of confidential information and with respect to intellectual property of the Company.

Employment Agreement with Michael J. Sena
On May 20, 2015, we entered into an employment agreement with Michael J. Sena to serve as the Company’s Chief Financial Officer (the “Sena Employment Agreement”). The Sena Employment Agreement provides that Mr. Sena will be employed by the Company “at will,” subject to the advance notice provisions contained therein with respect to termination of employment. Pursuant to the Sena Employment Agreement, Mr. Sena (i) was eligible to receive an initial annual base salary of $300,000, (ii) received an initial equity grant consisting of shares of restricted stock in the amount of $957,000, which became fully vested in 2017, (iii) received a sign-on bonus equal to $150,000, and (iv) received an annual bonus consisting of (a) a minimum cash bonus of $150,000, during his first two years of employment, and (b) an additional bonus at the discretion of the Compensation Committee, with a target of $150,000 in the first two years of employment. Pursuant to the Sena Employment Agreement, Mr. Sena is also entitled to participate in the benefit plans and programs of the Company at a level commensurate with his position, to receive ongoing equity grants at the same time as equity awards are granted to other senior executives, and to be reimbursed for reasonable and properly documented business expenses.

In the event of Mr. Sena’s termination of employment with the Company, he will generally be entitled to payment of accrued but unpaid base salary, if any, any unpaid paid time off, any unreimbursed business expenses, any earned but unpaid discretionary cash bonus for the fiscal year prior to the year of termination and benefits under applicable benefit plans, programs or arrangements of the Company in effect at the time of termination; provided, however, that in the event Mr. Sena is terminated for Cause or terminates his employment without Good Reason (as such terms are defined in the Sena Employment Agreement), Mr. Sena will not be entitled to any earned but unpaid discretionary cash bonus. Upon termination by the Company without Cause or by Mr. Sena for Good Reason, Mr. Sena will also be entitled to any minimum cash bonuses for his first two years of employment not yet paid as of such termination. The Company’s current Severance Guidelines provide that upon termination of Mr. Sena’s employment by the Company without Cause or by Mr. Sena for Good Reason, he is entitled to six months of annual base salary plus six months of COBRA health benefit premiums, if eligible, subject to execution of a separation and release agreement.

Pursuant to the Sena Employment Agreement, Mr. Sena is subject to (i) non-compete restrictive covenants during the term of his employment and for so long as Mr. Sena receives severance pursuant to the Company’s Severance Guidelines, and (ii) non-solicit restrictive covenants during the term of his employment and for eighteen months following Mr. Sena’s separation from the Company. Mr. Sena is also subject to continuing restrictive covenants prohibiting disclosure of confidential information and with respect to intellectual property of the Company.

Employment Agreement with Joseph A. Ferraro
On September 11, 2017, the Company entered into an employment agreement with Mr. Joseph A. Ferraro to serve as the Company’s Chief Legal Officer and Corporate Secretary (the “Ferraro Employment Agreement”). The Ferraro Employment Agreement provides that Mr. Ferraro will be employed by the Company “at will,” subject to the advance notice provisions contained therein with respect to termination of employment. Pursuant to the Ferraro Employment Agreement, Mr. Ferraro (i) was eligible to receive an initial annual base salary of $300,000, (ii) received an initial equity grant of RSAs equal to the quotient of (I) $501,000 divided by (II) the closing price for a share of Common Stock on the business day immediately preceding the date of grant (the “Grant Date”), which RSAs will vest in three equal installments beginning on the first anniversary of the Grant Date, subject to Mr. Ferraro’s continued employment with the Company on each vesting date and (iii) received a sign-on bonus equal to $80,000 on September 30, 2017. The Ferraro Employment Agreement also provides that the Compensation Committee may, in its discretion, include Mr. Ferraro as a participant in any annual bonus plan. Pursuant to the Ferraro Employment Agreement, Mr. Ferraro is also entitled to participate in the benefit plans and programs of the Company at a level commensurate with his position and to be reimbursed for reasonable and properly documented business expenses.

In the event of Mr. Ferraro’s termination of employment with the Company, he will generally be entitled to payment of accrued but unpaid base salary, if any, any unpaid paid time off, any unreimbursed business expenses, any earned but unpaid discretionary cash bonus for the fiscal year prior to the year of termination and benefits under applicable benefit plans, programs or arrangements of the Company in effect at the time of termination; provided, however, that in the event Mr. Ferraro is terminated for Cause or terminates his employment without Good Reason (as such terms are defined in the Ferraro Employment Agreement), Mr. Ferraro will not be entitled to any earned but unpaid discretionary cash bonus. The Company’s Severance Guidelines provide that upon termination of Mr. Ferraro’s employment by the Company without Cause or by Mr. Ferraro for Good Reason, he is entitled to six months of annual base salary plus six months of COBRA health benefit premiums, if eligible, subject to execution of a separation and release agreement.

Pursuant to the Ferraro Employment Agreement, Mr. Ferraro is subject to (i) non-compete restrictive covenants during the term of his employment and for so long as Mr. Ferraro receives severance pursuant to the Company’s Severance Guidelines, and (ii) non-solicit restrictive covenants during the term of his employment and for eighteen months following Mr. Ferraro’s separation from the Company. Mr. Ferraro is also subject to continuing restrictive covenants prohibiting disclosure of confidential information and with respect to intellectual property of the Company.

Employment Agreement with Suzi Raftery Herbst
On March 1, 2015, we entered into an employment agreement with Suzi Raftery Herbst to serve as the Company’s Chief Administrative Officer (the “Herbst Employment Agreement”). The Herbst Employment Agreement provides that Ms. Herbst will be employed by the Company “at will,” subject to the advance notice provisions contained therein with respect to termination of employment. Pursuant to the Herbst Employment Agreement, Ms. Herbst (i) was eligible to receive an initial annual base salary of $250,000 and (ii) received an initial equity grant of 22,906 shares of restricted stock, which became fully vested in 2017. The Herbst Employment Agreement also provides that the Compensation Committee may, in its discretion, include Ms. Herbst as a participant in any annual bonus plan. Pursuant to the Herbst Employment Agreement, Ms. Herbst is also entitled to participate in the benefit plans and programs of the Company at a level commensurate with her position and to be reimbursed for reasonable and properly documented business expenses.

In the event of Ms. Herbst’s termination of employment with the Company, she will generally be entitled to payment of accrued but unpaid base salary, if any, any unpaid paid time off, any unreimbursed business expenses, any earned but unpaid discretionary cash bonus for the fiscal year prior to the year of termination and benefits under applicable benefit plans, programs or arrangements of the Company in effect at the time of termination; provided, however, that in the event Ms. Herbst is terminated for cause or terminates her employment without Good Reason (as such terms are defined in the Herbst Employment Agreement), Ms. Herbst will not be entitled to any earned but unpaid discretionary cash bonus. The Company’s Severance Guidelines provide that upon termination of Ms. Herbst’s employment by the Company without cause or by Ms. Herbst for Good Reason, she is entitled to six months of annual base salary plus six months of COBRA health benefit premiums, if eligible, subject to execution of a separation and release agreement.

Pursuant to the Herbst Employment Agreement, Ms. Herbst is subject to (i) non-compete restrictive covenants during the term of her employment and for so long as Ms. Herbst receives severance pursuant to the Company’s Severance Guidelines, and (ii) non-solicit restrictive covenants during the term of her employment and for eighteen months following Ms. Herbst’s separation from the Company. Ms. Herbst is also subject to continuing restrictive covenants prohibiting disclosure of confidential information and with respect to intellectual property of the Company.

Summary of Termination Payments
The following table sets forth amounts of cash compensation that would have been paid to our named executive officers by reason of the covered termination circumstances indicated, based on their employment agreements and the Company’s Severance Guidelines in effect during 2019. The amounts shown assume that in each case termination was effective as of December 31, 2019.

Name and Form of Payment	Termination by the Company without Cause or by the Executive for Good Reason(1)
Philip A. Falcone
Severance Payment	$600,000
Benefits Continuation	$—
Total Termination Payments	$600,000

Michael J. Sena
Severance Payment	$150,000
Benefits Continuation	$19,574
Total Termination Payments	$169,574

Joseph A. Ferraro
Severance Payment	$150,000
Benefits Continuation	$19,574
Total Termination Payments	$169,574

Suzi R. Herbst
Severance Payment	$150,000
Benefits Continuation	$19,574
Total Termination Payments	$169,574

(1) The employment agreements of the named executive officers (described on pages 20-21) provide that the named executives will receive the severance set forth in the Company’s Severance Guidelines upon a termination by the Company without cause or by the Executive for good reason. The Company’s Severance Guidelines provide that upon such termination, (i) the CEO shall receive 12 months of annual base salary plus 12 months of COBRA premiums, if eligible, and (ii) the Chief Financial Officer, Chief Legal Officer and Chief Administrative Officer each shall receive six months of annual base salary plus six months of COBRA premiums, if eligible. The severance amounts are paid in a lump sum. The executives’ employment agreements include restrictive covenants, which are described above.

Treatment of Equity Awards of Our Named Executive Officers Upon Termination
Pursuant to the named executive officers’ employment agreements, the Second Amended 2014 Plan, the Prior Plans and the award agreements thereunder, named executive officers are generally not entitled to receive accelerated vesting of any unvested RSAs, RSUs and stock options by reason of the named executive officer’s termination of his employment with the Company, except as provided below:

•awards granted under the Second Amended 2014 Plan and the Amended 2014 Plan, unless otherwise determined by the Compensation Committee on the date of grant or as set forth in the applicable award agreement, will accelerate upon involuntary termination if within two years of a Change in Control if the award is a replacement award (as such terms are defined in the applicable plan); and

•vested options issued under any of the plans generally remain exercisable for a period of time following termination, the extent of which depends on the reason for the termination, except that in the event the grantee is terminated for Cause (as defined in the applicable plan), any vested and unexercised options would also be forfeited.

•Treatment of Unvested Equity Awards of Our Named Executive Officers Upon a Change in Control or Similar Transaction

•Outstanding equity awards granted under the Second Amended 2014 Plan and the Amended 2014 Plan, unless otherwise determined by the Compensation Committee on the date of grant or as set forth in the applicable award agreement, will not accelerate solely as a result of a Change in Control (as defined in the applicable plan) if a “replacement award” (as defined in the applicable plan) is promised to a participant in connection with such change in control. The vesting of a replacement award will only accelerate in connection with a change in control if the participant’s employment is involuntarily terminated by the Company (or a successor thereto) within two years following such change in control.

•Outstanding equity awards granted under the 2014 Omnibus Plan may be accelerated by the Board upon a Change in Control (as defined in the 2014 Omnibus Plan), such that award recipients have the ability to participate in the change in control with respect to Common Stock subject to such awards.

•Pursuant to the terms of Mr. Falcone’s options granted in 2014 and 2015 (the “Falcone Options”), any unvested portions of the Falcone Options are accelerated upon the occurrence of a Fundamental Change Transaction (as defined in the applicable award agreement), which includes, among other transactions, any sale or other disposition of all or substantially all of the Company’s assets or the acquisition of a majority of the voting power of its capital stock by certain third parties. All of the Falcone Options are vested as of the date of this Form 10-K/A. Options granted to Mr. Falcone after 2015 will not automatically accelerate upon a change in control.

The following chart sets forth the estimated incremental benefits which our named executive officers would have received if the unvested RSAs, RSUs and options held by them as of December 31, 2019, had become fully vested as a result of the occurrence of (i) an involuntary termination within two years of a Change in Control, for purposes of the Second Amended 2014 Plan and the Amended 2014 Plan and (ii) a Change in Control, for purposes of the 2014 Omnibus Plan, in each case, on December 31, 2019. The estimated amount of benefits was calculated by multiplying the closing price on December 31, 2019, of the Common Stock of $2.64 per share on the NYSE by (i) with respect to RSAs and RSUs, the number of unvested RSAs and RSUs held by the applicable named executive officer, and (ii) with respect to options, the number of unvested options held by the applicable named executive officer, and subtracting the exercise price with respect to such options.

Named Executive Officer	Accelerated Vesting of RSAs and Options Under Second Amended 2014 Plan and Prior Plans ($)(1)	Accelerated Vesting of Mr. Falcone’s Options ($)(2)	Total Estimated Benefits ($)
Philip A. Falcone	1,947,714	—	1,947,714
Michael J. Sena	260,736	—	260,736
Joseph A. Ferraro	124,990	—	124,990
Suzi Raftery Herbst	170,228	—	170,228

(1) Assumes that the Board exercised its discretion under the Second Amended 2014 Plan and the Prior Plans to accelerate the vesting of all unvested RSAs and options in connection with the change in control. The exercise price of all options held by our named executive officers is greater than the market price of the Common Stock. Therefore the accelerated vesting value of options is $0.

(2) All Falcone Options are vested as of the date of this Form 10-K/A and the exercise price of all options held by Mr. Falcone is greater than the market price of the Common Stock. Therefore the accelerated vesting value of options is $0.

PAY RATIO

Pursuant to Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees.

We identified the median employee by examining the fiscal year 2019 total cash compensation for all employees (other than our Chief Executive Officer), who were employed by us on December 31, 2019 (excluding employees of Global Marine Systems Limited, which is a former indirect subsidiary of the Company). In making this determination, (i) we included all employees of the Company and our consolidated subsidiaries, which includes entities that conduct business in a wide variety of different industries, whether employed on a full-time or part-time basis, whether employed for all or only a portion of the 2019 fiscal year, and whether located in the United States or in another country (including Australia, Canada, India, New Zealand, the Philippines, Romania, Thailand, and the U.K.) and (ii) we did not annualize the compensation of any of our employees who worked less than the entire year, even though certain of our consolidated subsidiaries conduct business on a cyclical basis throughout the year.

We calculated all of the elements of the median employee’s compensation for fiscal year 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an annual total compensation of $17,250. Our Chief Executive Officer’s annual total compensation for fiscal year 2019 was $600,000, as disclosed in the Summary Compensation Table appearing on page 15. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was approximately 35 to 1.

Given the various methodologies that public companies are permitted to use to determine an estimate of their pay ratios, the estimated ratio reported above should not be used as a basis for comparison between companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

As of April 29, 2020, there were (i) 46,550,384 shares of common stock, (ii) 6,375 shares of Series A Preferred Stock equal to 1,523,973 shares of common stock on an as-converted basis, and (iii) 4,000 shares of Series A-2 Preferred Stock equal to 570,613 shares of common stock on an as-converted basis (however, pursuant to Delaware law, the 6,125 shares of Series A Preferred Stock and the 10,000 shares of Series A-2 Preferred Stock owned by Continental are not entitled to be voted at the 2020 Annual Meeting). The Preferred Stock outstanding and entitled to vote (excluding those shares of Preferred Stock owned by Continental) are equal to 2,094,586 on an as-converted basis, in each case, outstanding and entitled to vote. Therefore, as of April 29, 2020, there was a combined total of 48,644,970 shares of Common Stock and Preferred Stock on an as-converted basis (excluding those shares of Preferred Stock owned by Continental) outstanding and entitled to vote.

Except as otherwise indicated, the following table sets forth, as of April 29, 2020, certain information as to the beneficial ownership of the Common Stock, Series A Preferred Stock and Series A-2 Preferred Stock, including shares of Common Stock as to which a right to acquire beneficial ownership existed (for example, through the exercise of Common Stock options or warrants or conversion of the Preferred Stock), that are exercisable or convertible as of, and within 60 days from, April 29, 2020 within the meaning of Rule 13d-3(d)(1) under the Exchange Act by: (i) each person or group who is known to the Company to be the beneficial owner of more than five percent of any class of voting securities of the Company, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. For purposes of this filing, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Unless otherwise indicated, each person had, as of April 29, 2020, sole voting power and sole dispositive power with respect to the Company’s shares, subject to applicable community property laws. The address of each of our directors and executive officers is c/o HC2 Holdings, Inc., 450 Park Avenue, 30th Floor, New York, NY 10022.

Name and Business Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Common Stock (1)	Number of Shares of Outstanding Series A Preferred Stock Beneficially Owned (2)	Percentage of Series A Preferred Stock (2)	Number of Shares of Outstanding Series A-2 Preferred Stock Beneficially Owned (3)	Percentage of Series A-2 Preferred Stock (3)	Percentage of Outstanding Common Stock and Preferred Stock On An As-Converted Basis (1)(2)(3)
JDS1, LLC and its affiliates(4) 2200 Fletcher Avenue, Suite 501 Fort Lee, NJ 07024	3,839,077	8.5%	—	—	—	—	8.1%
Zazove Associates, LLC (5) 1001 Tahoe Boulevard Incline Village, NV 89451	3,596,570	7.7%	—	—	—	—	7.4%
Jefferies LLC(6) 520 Madison Ave New York, NY 10022	3,524,974	7.6%	—	—	—	—	7.2%
American Financial Group, Inc.(7) Great American Insurance Group Tower 301 East Fourth Street Cincinnati, OH 45202	3,175,875	6.8%	—	—	—	—	6.5%
Lancer Capital LLC and its affiliates(8) 770 South Flagler Drive, Suite 800, West Tower West Palm Beach, FL 33401	3,034,621	6.5%	—	—	—	—	6.2%
Percy Rockdale LLC and its affiliates(9) 595 Madison Avenue, 29th Floor New York, NY 10022	2,926,374	6.3%	—	—	—	—	6.0%
Mittleman Brothers, LLC and its affiliates and/or affiliated funds(10) 105 Maxess Road, Suite 207 Melville, NY 11747	2,522,175	5.4%	—	—	—	—	5.2%
Benefit Street Partners L.L.C (11) and its affiliates and/or affiliated funds 9 West 57th Street, Suite 4700 New York, NY 10019	2,212,130	4.6%	6,375	100%	—	—	4.6%
Long Ball Partners, LLC(12) 2000 Avenue of the Stars, 9th Floor South Los Angeles, CA 90067	570,613	1.2%	—	—	4,000	100%	1.2%

Name and Business Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Common Stock on a stand-alone basis (1)	Number of Shares of Outstanding Series A Preferred Stock Beneficially Owned (2)	Percentage of Series A Preferred Stock (2)	Number of Shares of Outstanding Series A-2 Preferred Stock Beneficially Owned (3)	Percentage of Series A-2 Preferred Stock (3)	Percentage of Outstanding Common Stock and Preferred Stock On An As-Converted Basis (1)(2)(3)
Directors, Nominees, Named Executive Officers and Executive Officers and Directors as a group
Philip A. Falcone (13)	8,859,737	16.6%	—	—	—	—	16.0%
Michael J. Sena (14)	411,997	*	—	—	—	—	*
Joseph A. Ferraro	129,827	*	—	—	—	—	*
Suzi R. Herbst.(15)	97,250	*	—	—	—	—	*
Warren H. Gfeller	76,478	*	—	—	—	—	*
Lee S. Hillman	71,478	*	—	—	—	—	*
Robert V. Leffler, Jr.	66,097	*	—	—	—	—	*
Wayne Barr, Jr. (16)	870,156	1.9%	—	—	—	—	1.8%
Julie Totman Springer	—	*	—	—	—	—	*
All executive officers and directors as a group (9 people) (17)	10,583,020	19.6%	—	—	—	—	18.9%
* Less than 1% of the outstanding common stock.

(1) Shares of common stock of which a person has the right to acquire beneficial ownership within 60 days from April 29, 2020 are deemed outstanding for computing the percentage ownership of such person, but are not deemed outstanding for computing the percentage ownership of any other person. Certain shares of Common Stock are issuable upon the conversion of the Company’s 7.5% convertible senior notes due June 1, 2022 (the “Convertible Notes”).

(2) Each outstanding share of Series A Preferred Stock is presently convertible into approximately 239.05 shares of Common Stock. The shares of Series A Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A Preferred Stock stated in these columns reflect ownership of shares of Series A Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock at this ratio.

(3) Each outstanding share of Series A-2 Preferred Stock is presently convertible into 142.65 shares of Common Stock. The shares of Series A-2 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-2 Preferred Stock stated in these columns reflect ownership of shares of Series A-2 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-2 Preferred Stock at this ratio.

(4) Based solely on a Schedule 13D filed with the SEC on April 7, 2020 and Amendment No. 1 to Schedule 13D filed with the SEC on April 22, 2020, by Julian Singer, JDS1, LLC (“JDS1”), CCUR Holdings, Inc. (“CCUR”) and Wayne Barr, Jr. According to the Schedule 13D, (i) JDS1 and Julian Singer have sole voting and dispositive power with respect to, and beneficially own, 3,074,852 shares of Common Stock, 1,187,214 of which are issuable upon the conversion of the Convertible Notes, (ii) CCUR has shared voting and dispositive power with respect to, and beneficially owns, 770,776 shares of Common Stock, 570,776 of which are issuable upon the conversion of the Convertible Notes and (iii) Wayne Barr , Jr. has sole voting and dispositive power with respect to, and beneficially owns, 99,380 shares of Common Stock, 4,466 shares of which are in the form of vested stock options, and has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, except to the extent of his pecuniary interest therein, 770,776 shares of Common Stock, 570,776 of which are issuable upon the conversion of the Convertible Notes. JDS1 has a controlling stake in CCUR, of which a director, Wayne Barr, Jr., is the Chairman, President and CEO.

(5) Based solely on a Schedule 13G filed with the SEC on January 7, 2020, by Zazove Associates, LLC, Zazove Associates, Inc. and Gene and Gene T. Prett. According to the Schedule 13G, the reporting persons have sole voting and dispositive power with respect to, and beneficially own, 3,596,575 shares of Common Stock, which are issuable upon the conversion of the Convertible Notes.

(6) Based solely on a Schedule 13G filed with the SEC on February 13, 2017, by Jefferies LLC, Jefferies Group LLC, Limestone Merger Sub, LLC and Leucadia National Corporation. According to the Schedule 13G, the reporting persons have shared voting and dispositive power with respect to, and beneficially own, 3,524,974 shares of Common Stock.

(7) Based solely on a Schedule 13G filed with the SEC on January 22, 2016, Amendment No. 1 to Schedule 13G filed with the SEC on January 23, 2017, Amendment No. 2 to Schedule 13G filed with the SEC on January 26, 2018, Amendment No. 3 to Schedule 13G filed with the SEC on January 25, 2019, and Amendment No. 4 to Schedule 13G filed with the SEC on January 31, 2020, by American Financial Group, Inc., American Financial Group, Inc. has sole voting and dispositive power with respect to, and beneficially owns, 3,175,875 shares of Common Stock, which amount consists of 1,007,421 shares of Common Stock and warrants to purchase 2,168,454 shares of Common Stock.

(8) Based solely on a Schedule 13D filed with the SEC on April 23, 2020, by Lancer Capital LLC and Avram A. Glazer. According to the Schedule 13D, the reporting persons have sole voting and dispositive power with respect to and beneficially own, 3,034,621 shares of Common Stock, 456,621 of which are issuable upon the conversion of the Convertible Notes. On April 21, 2020, the Company publicly announced, and on April 23, 2020, Mr. Glazer and Lancer Capital also announced in their Schedule 13D, that the Board will include Mr. Glazer on the Company’s slate of director nominees at the 2020 Annual Meeting, and, if elected at the 2020 Annual Meeting, Mr. Glazer will be appointed as Chairman of the Board.

(9) Based solely on a Schedule 13D filed with the SEC on January 27, 2020, Amendment No. 1 to Schedule 13D filed with the SEC on February 18, 2020, and Amendment No. 2 to Schedule 13D filed with the SEC on April 6, 2020 by Percy Rockdale LLC, Rio Royal LLC, MG Capital Management Ltd., Michael Gorzynski, George R. Brokaw and Kenneth S. Courtis. According to the filings, (i) Percy Rockdale LLC has shared voting and dispositive power with respect to, and beneficially owns, 2,639,038 shares of Common Stock, (ii) Rio Royal LLC has shared voting and dispositive power with respect to, and beneficially owns, 10,000 shares of Common Stock, (iii) MG Capital Management Ltd. has sole voting and dispositive power with respect to, and beneficially owns, 10,000 shares of Common Stock, (iv) Michael Gorzynski has shared voting and dispositive power with respect to, and beneficially owns, 2,649,038 shares of Common Stock, (v) George R. Brokaw has sole voting and dispositive power with respect to, and beneficially owns, 40,000 shares of Common Stock and (vi) Kenneth S. Courtis has sole voting and dispositive power with respect to, and beneficially owns, 237,336 shares of Common Stock.

(10) Based solely on a Schedule 13G filed with the SEC on July 19, 2017, Amendment No. 1 to Schedule 13G filed with the SEC on January 31, 2018, Amendment No. 2 to Schedule 13G filed with the SEC on February 1, 2019, and Amendment No. 3 to Schedule 13G filed with the SEC on January 28, 2020, by Mittleman Brothers, LLC, Master Control LLC, Mittleman Investment Management, LLC, Christopher P. Mittleman, David J. Mittleman and Philip C. Mittleman. According to the filings, MIM provides investment advice to institutional clients, high-net-worth individuals, and pooled investment vehicles (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, MIM may be deemed to be the beneficial owner of the shares of Common Stock held by such Managed Portfolios. The Managing Members of Mittleman Brothers are Christopher P. Mittleman, David J. Mittleman and Philip C. Mittleman. Mittleman Brothers is the sole member of Master and Master is the sole member of MIM. Mittleman Brothers and Master may be deemed to beneficially own securities owned by MIM. As a result, Mittleman Brothers and Master may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that MIM may have with respect to Common Stock held by the Managed Portfolios. Christopher P. Mittleman is the Managing Partner and Chief Investment Officer of MIM and may be deemed to beneficially own securities beneficially owned by MIM, David J. Mittleman is the Managing Partner and Chief Client Relationship Officer of MIM and may be deemed to beneficially own securities beneficially owned by MIM, Philip C. Mittleman is the Chief Executive Officer, President and Managing Partner of MIM and may be deemed to beneficially own securities beneficially owned by MIM. According to the filings, Mittleman Brothers LLC disclaims beneficial ownership of 24,016 shares owned by Philip C. Mittleman, but may otherwise be deemed to share voting power and dispositive power in respect of such shares.

(11) Based solely on a Schedule 13D filed with the SEC on June 9, 2014, Amendment No. 1 to Schedule 13D filed with the SEC on September 25, 2014 and Amendment No. 2 to Schedule 13D filed with the SEC on August 19, 2015, Amendment No. 3 to the Schedule 13D filed with the SEC on October 31, 2016 and Amendment No. 4 to the Schedule 13D filed with the SEC on December 28, 2018 by Benefit Street Partners L.L.C. (“BSP”), Providence Equity Capital Markets L.L.C. (“PECM”), Jonathan M. Nelson, Paul J. Salem, Glenn M. Creamer and Thomas J. Gahan. BSP is the investment manager of Providence Debt Fund III L.P., Providence Debt Fund III Master (Non-US) L.P. and Benefit Street Partners SMA LM L.P. (collectively, the “BSP Funds”). PECM is the investment manager of PECM Strategic Funding L.P. Messrs. Creamer, Gahan, Nelson and Salem collectively control each of BSP and PECM through their indirect ownership of membership interests of BSP and PECM. As a result, each of Messrs. Creamer, Gahan, Nelson and Salem and BSP may be deemed to share beneficial ownership of the shares of Common Stock beneficially held by the BSP Funds, and each of Messrs. Creamer, Gahan, Nelson and Salem and PECM may be deemed to share beneficial ownership of the shares of Common Stock beneficially held by PECM Strategic Funding L.P. Amendment No. 4 to Schedule 13D discloses that the reporting persons have shared voting and dispositive power with respect to, and beneficially own, 2,212,129 shares of Common Stock, which amount consists of 688,157 shares of Common Stock and 1,523,972 shares of Common Stock that may be acquired upon conversion of 6,375 shares of Series A Preferred Stock.

(12) Based on that certain Securities Purchase Agreement, entered into by and among the Company, Mariner LDC, Caspian Select Credit Master Fund, Ltd., Caspian Solitude Master Fund, L.P., Caspian HLSC1, LLC, Super Caspian Cayman Fund Limited, Caspian SC Holdings, L.P. and Long Ball Partners, LLC, dated January 5, 2015, pursuant to which such parties purchased the number of shares of Series A-2 Preferred Stock indicated.

(13) Includes 6,737,607 vested stock options and 540,000 shares of Common Stock owned by Global Opportunities Breakaway MM LLC, of which Mr. Falcone is the Managing Member and, as such, has sole power to vote or dispose of such shares.

(14) Includes 87,866 vested stock options.

(15) Includes 6,000 shares of Common Stock held in trust for the benefit of Ms. Herbst’s children. Ms. Herbst disclaims beneficial ownership of all securities so held in trust except to the extent of her pecuniary interest therein.

(16) Includes 200,000 shares of Common Stock held by CCUR, of which Mr. Barr is the Chairman, President and CEO. Mr. Barr disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. Includes 4,466 vested stock options and 570,776 shares of Common Stock that are issuable upon conversion of the Convertible Notes held by CCUR.

(17) Includes 7,400,715 vested stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of Securities Issued or to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding Securities Reflected in column (a))(1)
Equity compensation plans approved by security holders	4,179,486		905,388
Equity compensation plans not approved by security holders (2)	2,888,106
Total	7,067,592	$6.52(3)

(1) These amounts represent shares under the Company’s Second Amended 2014 Plan. Pursuant to the Amended 2014 Plan and the 2014 Omnibus Plan, no further awards may be granted under the Company’s Management Compensation Plan (the “Management Compensation Plan”). However, awards that had been previously granted pursuant to the Management Compensation Plan will continue to be subject to and governed by the terms of the Management Compensation Plan.

(2) These amounts represent shares subject to the Falcone Options.

(3) Represents the weighted-average exercise price of stock options outstanding under the Second Amended 2014 Plan, the Falcone Options and the Management Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS

Policies and Procedures for Related Person Transactions
In accordance with our Guidelines, the Board shall evaluate and approve, ratify or disapprove, in consultation with the Audit Committee or another committee designated by the Board for such purpose, any related person transaction, based on whether such transaction presents inappropriate conflicts of interest, impairs the “independence” of any related person (as defined in Item 404 of Regulation S-K) and/or is fair to the Company.

Pursuant to the Audit Committee Charter, the Audit Committee has the authority to establish and implement policies and procedures for the Audit Committee’s review and approval or disapproval of proposed transactions, arrangements or relationships with respect to which executive officers, directors or holders of more than 5% of any class of the Company’s outstanding stock or members of their immediate families have a direct or indirect material interest (“Related Party Transactions”). The Audit Committee has adopted written procedures to evaluate and approve the terms and conditions of Related Party Transactions (the “Procedures”). The Procedures provide, among other things, that at each of the Audit Committee’s meetings, and in no event less than on a quarterly basis, the Audit Committee will be provided with the details of each existing or proposed Related Party Transaction that it has not previously approved, ratified or disapproved.

In determining whether to approve a Related Party Transaction, the Procedures provide that the Audit Committee will consider the following factors, among others, to the extent relevant to the Related Party Transaction: (i) whether the terms of the Related Party Transaction are fair to the Company and on terms at least as favorable to the Company as would apply if the other party was not or did not have an affiliation with a director, executive officer or employee of the Company, (ii) whether there are demonstrable business reasons for the Company to enter into the Related Party Transaction, (iii) whether the Related Party Transaction would impair the independence of a director, and (iv) whether the Related Party Transaction would present an improper conflict of interest for any director, executive officer or employee of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship, and any other factors the Audit Committee or the Chairman of the Audit Committee deems relevant. The Procedures further provide that in the event that the Company becomes aware of a Related Party Transaction that was not approved by the Audit Committee prior to consummation, such transaction shall be reviewed and ratified as promptly as reasonably practicable.

Certain Related Person Transactions

In January 2015, the Company entered into an arm’s length services agreement (the “Services Agreement”) with Harbinger Capital, a related party of the Company. The Services Agreement includes the provision of services such as providing office space, certain administrative salaries and benefits, and other overhead, and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement.

The costs allocated between the Company and Harbinger Capital are based on actual use. Office space is an allocation of actual costs based on square footage and directly used by HC2 employees. Time of administrative personnel is allocated by time spent on each entity and other shared overhead is based on actual shared overhead and is allocated based on amounts used for each vendor.

Management of shared overhead and certain administrative personnel were transferred to HC2 at the beginning of 2019. Both of these services are charged back to Harbinger Capital on the same basis described above.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees paid by us to BDO and its affiliates in 2019 and 2018 (in thousands):

	2019	2018
Audit Fees (1)	$4,300	$5,590
Audit-Related Fees	—	—
Tax Fees (2)	25	55
All Other Fees	—	—
Total	$4,325	$5,645

(1) Fees for audit services include audit of financial statements and audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, reviews of quarterly financial statements and other matters related to SEC filings and capital market activities. Also included are statutory audit fees paid by our subsidiaries.

(2) Fees for tax services include earnings, profit and dividends analysis, Section 162(m) analysis, and state and local tax studies.

Pre-Approval Policy

The services performed by BDO in 2019 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent registered public accounting firm may perform.

On a quarterly basis, the Audit Committee reviews a description of services (the “Service List”) expected to be performed by the independent registered public accounting firm in each of the Disclosure Categories, the status of services and fees incurred year-to-date against the original Service List and pre-approval limits and the forecast of remaining services and fees for the fiscal year.

Services provided by the independent registered public accounting firm during 2019 and included in the Service List were pre-approved in accordance with the policies and procedures of the Audit Committee. Any requests for audit, audit-related, tax, and other services contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit Number	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HC2 HOLDINGS, INC.

By:	/S/ PHILIP A. FALCONE
Philip A. Falcone President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP A. FALCONE	Director, President and Chief Executive Officer	April 29, 2020
Philip A. Falcone	(Principal Executive Officer)

/S/ MICHAEL J. SENA	Chief Financial Officer	April 29, 2020
Michael J. Sena	(Principal Financial and Accounting Officer)

*	Chairman of the Board, Director	April 29, 2020
Warren H. Gfeller

*	Director	April 29, 2020
Wayne Barr, Jr.

*	Director	April 29, 2020
Lee Hillman

*	Director	April 29, 2020
Robert Leffler

*	Director	April 29, 2020
Julie Springer
* By:

/S/ PHILIP A. FALCONE
Philip A. Falcone
As Attorney-in-fact