Form 10-Q
period 2020-03-31
HC2 HOLDINGS, INC.
filed 2020-05-11
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, 46,550,384 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended March 31,
	2020	2019
Revenue	$383.4	$362.5
Life, accident and health earned premiums, net	28.6	29.9
Net investment income	51.9	51.1
Net realized and unrealized gains (losses) on investments	(19.1)	5.5
Net revenue	444.8	449.0
Operating expenses
Cost of revenue	346.1	324.5
Policy benefits, changes in reserves, and commissions	72.4	52.7
Selling, general and administrative	52.3	46.9
Depreciation and amortization	0.6	0.3
Other operating income	0.2	(1.0)
Total operating expenses	471.6	423.4
Income (loss) from operations	(26.8)	25.6
Interest expense	(21.3)	(18.8)
Loss on early extinguishment or restructuring of debt	(5.8)	—
Loss from equity investees	(2.5)	(5.9)
Other income, net	2.8	3.4
(Loss) income from continuing operations before income taxes	(53.6)	4.3
Income tax benefit (expense)	12.6	(4.0)
(Loss) income from continuing operations	(41.0)	0.3
Loss from discontinued operations (including loss on disposal of $39.3 million)	(60.0)	(6.6)
Net loss	(101.0)	(6.3)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	17.9	3.5
Net loss attributable to HC2 Holdings, Inc.	(83.1)	(2.8)
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	(1.2)
Net loss attributable to common stock and participating preferred stockholders	$(83.5)	$(1.6)

(Loss) income per share - continuing operations
Basic:	$(0.85)	$0.08
Diluted:	$(0.85)	$0.04

Loss per share - discontinued operations
Basic:	$(0.97)	$(0.12)
Diluted:	$(0.97)	$(0.09)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic:	$(1.82)	$(0.03)
Diluted:	$(1.82)	$(0.05)

Weighted average common shares outstanding:
Basic:	45.9	44.8
Diluted:	45.9	59.7

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(101.0)	$(6.3)
Other comprehensive income (loss)
Foreign currency translation adjustment	0.2	0.9
Unrealized gains (losses) on available-for-sale securities	(276.0)	148.2
Disposition of subsidiary	22.8	—
Other comprehensive income (loss)	(253.0)	149.1
Comprehensive income (loss)	(354.0)	142.8
Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(8.9)	3.2
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$(362.9)	$146.0

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$3,753.0	$4,028.9
Equity securities	72.4	92.5
Mortgage loans	142.2	183.5
Policy loans	18.9	19.1
Other invested assets	70.3	68.1
Total investments	4,056.8	4,392.1
Cash and cash equivalents	186.9	228.8
Accounts receivable, net	333.3	311.8
Recoverable from reinsurers	958.4	953.7
Deferred tax asset	2.2	2.7
Property, plant and equipment, net	223.4	223.7
Goodwill	112.0	112.5
Intangibles, net	220.1	221.7
Assets held for sale	—	323.3
Other assets	246.0	188.0
Total assets	$6,339.1	$6,958.3

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,593.9	$4,567.1
Annuity reserves	235.4	236.4
Value of business acquired	215.1	221.1
Accounts payable and other current liabilities	334.4	306.2
Deferred tax liability	24.4	83.7
Debt obligations	686.0	773.6
Liabilities held for sale	—	153.9
Other liabilities	170.8	151.1
Total liabilities	6,260.0	6,493.1
Commitments and contingencies
Temporary equity
Preferred stock	10.3	10.3
Redeemable noncontrolling interest	8.3	11.3
Total temporary equity	18.6	21.6
Stockholders’ equity
Common stock, $.001 par value	—	—
Shares authorized: 80,000,000 at March 31, 2020 and December 31, 2019;
Shares issued: 47,571,416 and 46,810,676 at March 31, 2020 and December 31, 2019;
Shares outstanding: 46,461,665 and 46,067,852 at March 31, 2020 and December 31, 2019, respectively
Additional paid-in capital	282.7	281.1
Treasury stock, at cost: 1,109,751 and 742,824 shares at March 31, 2020 and December 31, 2019, respectively	(4.2)	(3.3)
Accumulated deficit	(179.8)	(96.7)
Accumulated other comprehensive income (loss)	(84.6)	168.7
Total HC2 Holdings, Inc. stockholders’ equity	14.1	349.8
Noncontrolling interest	46.4	93.8
Total stockholders’ equity	60.5	443.6
Total liabilities, temporary equity and stockholders’ equity	$6,339.1	$6,958.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	2.6	—	—	—	2.6	—	2.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(4.1)	—	—	—	(4.1)	—	(4.1)	4.1
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.8	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	3.3	—	—	—	3.3	(40.1)	(36.8)	(5.5)
Net loss	—	—	—	—	(83.1)	—	(83.1)	(15.0)	(98.1)	(2.9)
Other comprehensive income (loss)	—	—	—	—	—	(253.3)	(253.3)	7.7	(245.6)	1.3
Balance as of March 31, 2020	46.5	$—	$282.7	$(4.2)	$(179.8)	$(84.6)	$14.1	$46.4	$60.5	$18.6

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases (1)	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	2.5	—	—	—	2.5	—	2.5	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Issuance of common stock	0.9	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	(0.5)	—	—	—	(0.5)	(3.0)	(3.5)	—
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net loss	—	—	—	—	(2.8)	—	(2.8)	(3.1)	(5.9)	(0.4)
Other comprehensive income	—	—	—	—	—	148.8	148.8	0.3	149.1	—
Balance as of March 31, 2019	45.6	$—	$264.4	$(3.2)	$(64.3)	$36.2	$233.1	$99.1	$332.2	$17.6

(1) See Note 2. Summary of Significant Accounting Policies for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2019.

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(101.0)	$(6.3)
Less: Loss from discontinued operations, net of tax	(60.0)	(6.6)
Loss (income) income from continuing operations	(41.0)	0.3
Adjustments to reconcile (loss) income to cash provided by continuing operating activities
Depreciation and amortization	2.9	2.4
Amortization of deferred financing costs and debt discount	3.8	2.7
Amortization of (discount) premium on investments	2.0	1.6
Loss on early extinguishment or restructuring of debt	5.8	—
Loss from equity investees	2.5	5.9
Deferred income taxes	19.7	(0.6)
Net realized and unrealized gains on investments	18.3	(5.8)
Other operating activities	3.0	(0.4)
Changes in assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(21.6)	50.8
Recoverable from reinsurers	(4.8)	1.9
Other assets	(53.7)	(5.6)
Life, accident and health reserves	27.1	7.5
Accounts payable and other current liabilities	55.5	(24.9)
Other liabilities	16.6	(1.8)
Cash provided by continuing operating activities	36.1	34.0
Cash (used in) provided by discontinued operating activities	(0.8)	4.1
Cash provided by operating activities	35.3	38.1
Cash flows from investing activities
Purchase of property, plant and equipment	(6.1)	(3.3)
Disposal of property, plant and equipment	0.5	1.0
Purchase of investments	(278.2)	(257.9)
Sale of investments	175.0	199.0
Maturities and redemptions of investments	31.0	13.9
Cash received from dispositions, net	144.0	—
Cash paid for acquisitions, net	—	(6.0)
Other investing activities	0.9	(3.2)
Cash provided by (used in) continuing investing activities	67.1	(56.5)
Cash used in discontinued investing activities	(7.0)	(1.9)
Cash provided by (used in) investing activities	60.1	(58.4)
Cash flows from financing activities
Proceeds from debt obligations	3.9	16.4
Principal payments on debt obligations	(101.3)	(2.6)
Cash paid by subsidiary to purchase HC2 preferred stock	—	(8.3)
Annuity receipts	0.4	0.5
Annuity surrenders	(3.4)	(4.4)
Transactions with noncontrolling interests	(42.5)	(3.5)
Other financing activities	(2.9)	(1.9)
Cash used in continuing financing activities	(145.8)	(3.8)
Cash used in discontinued financing activities	(2.4)	(2.6)
Cash used in financing activities	(148.2)	(6.4)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.1
Net change in cash, cash equivalents and restricted cash	(42.1)	(26.2)
Cash, cash equivalents and restricted cash, beginning of period	230.4	321.3
Cash, cash equivalents and restricted cash, end of period	$188.3	$295.1

Supplemental cash flow information:
Cash paid for interest	$6.1	$3.3
Cash paid for taxes, net of (refunds)	$(0.1)	$0.2

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

The Company currently has seven reportable segments based on management’s organization of the enterprise - Construction, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

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

2.Our Energy segment is comprised of American Natural Energy Corp. (f/k/a American Natural Gas, Inc.) ("ANG"). ANG is a premier distributor of natural gas motor fuel. ANG designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains an approximately 69% controlling interest in ANG.

3.Our Telecommunications segment is comprised of PTGi International Carrier Services, Inc. ("ICS"). ICS operates a telecommunications business including a network of direct routes and provides premium voice communication services for national telecommunications operators, mobile operators, wholesale carriers, prepaid operators, voice over internet protocol service operators and internet service providers. ICS provides a quality service via direct routes and by forming strong relationships with carefully selected partners. The Company maintains a 100% interest in ICS.

4.Our Insurance segment is comprised of Continental Insurance Group Ltd. ("CIG") and its wholly-owned subsidiary Continental General Insurance Company ("CGI"). CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CIG.

5.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 64% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

6.Our Broadcasting segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and an approximately 50% controlling interest in DTV America Corporation ("DTV") as well as approximately 10% proxy and voting rights from minority holders.

7.Our Other segment represents all other businesses or investments we believe have significant growth potential or that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in Huawei Marine Networks Co., Limited (“HMN”), its 49% equity method investment with Huawei Technologies Co., Ltd., and the discontinued operations of Global Marine Systems Limited ("GMSL").

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of March 31, 2020, the results of DBMG, GMH, ANG, ICS, CIG, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2020.

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

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	March 31,
	2020	2019
Cash and cash equivalents, beginning of period	$228.8	$315.9
Restricted cash included in other assets	1.6	5.4
Total cash and cash equivalents and restricted cash	$230.4	$321.3

Cash and cash equivalents, end of period	$186.9	$293.5
Restricted cash included in other assets	1.4	1.6
Total cash and cash equivalents and restricted cash	$188.3	$295.1

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The reclassification of GMSL's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale. See Note 3. Discontinued Operations for further information;

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. See Note 20. Operating Segment and Related Information for further information; and

•The restatement of prior year Earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 21. Basic and Diluted Income Per Common Share for further details.

Accounting Pronouncements Adopted in the Current Year

The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements. The Company does not believe that there are any new accounting pronouncements issued since the filing of its 2019 Form 10-K that will have a material impact on its financial condition, results of operations or liquidity.

Accounting Pronouncements to be Adopted Subsequent to December 31, 2020

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted), and will impact, at least to some extent, the Company's accounting and disclosure requirements for it's recoverable from reinsurers, accounts receivable, and mortgage loans. The FASB has voted to delay the effective date of ASU 2016-13 to January 1, 2023 for smaller reporting companies with a revised ASU in the fourth quarter of 2019. Currently, the Company continues to focus on developing models and procedures, with testing and refinement of models occurring in 2020 and 2021 with parallel testing to be performed in 2022.

Available for sale fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. The Company will continue to identify any other financial assets not excluded from scope.

The Company plans to use the modified retrospective method which will include a cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-39 for debt securities for which an other-than-temporary impairment ("OTTI") was recognized prior to the date of adoption. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its Condensed Consolidated Financial Statements.

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

•Credit losses relating to available for sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities and is anticipated to increase volatility in the Company's Condensed Consolidated Statements of Operations. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value.

•The Company's Condensed Consolidated Statements of Operations will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

Long-Duration Contracts

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB in August 2018 and is expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements. The standard is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, Company's accounting and disclosure requirements for it's long-duration insurance contracts. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its Condensed Consolidated Financial Statements.

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

The Company anticipates that the requirement to update assumptions for liability for future policy benefits will increase volatility in the Company's Condensed Consolidated Statements of Operations while the requirement to update the discount rate will increase volatility in the Company's Condensed Consolidated Statements of Stockholders' Equity. The Company anticipates a significant impact on the systems, processes and controls. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the Company's Insurance segment and related cash flows are unchanged.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

3. Discontinued Operations

The sale of GMSL closed on February 28, 2020. As a result of the sale, the results of GMSL and transaction related expenses directly attributable to the sale were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net revenue	$17.3	$42.4
Cost of revenue	18.2	33.2
Selling, general and administrative	13.7	6.0
Depreciation and amortization	3.8	6.6
Other operating expenses	—	0.6
Loss from operations	(18.4)	(4.0)
Interest expense	(3.6)	(3.5)
Loss on sale of subsidiary	(39.3)	—
Income from equity investees	0.5	1.0
Other income (loss)	0.9	(0.1)
Pre-tax loss from discontinued operations	(59.9)	(6.6)
Income tax benefit (expense)	(0.1)	—
Loss from discontinued operations	$(60.0)	$(6.6)

The Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. The Company expects to record and overall gain from the disposition of the Marine Segment upon the sale of 30% of its interests in HMN, anticipated to close during the second quarter of 2020.

The net proceeds from the sale of GMSL were used to permanently repay HC2’s $15.0 million 2019 Revolving Credit Agreement and redeem $76.9 million aggregate principal amount of HC2’s Senior Secured Notes, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

As a result of the mandatory redemption of $15.0 million on the secured revolving line of credit as a result of the sale of GMSL, the Company allocated interest of $0.2 million, and the amortization of deferred financing costs of $0.1 million for the three months ended March 31, 2020, associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated statement of operations.

As a result of the mandatory redemption of $76.9 million on the Senior Secured Notes as a result of the sale of GMSL, the Company allocated the pro-rata interest of $2.2 million, and the pro-rata amortization of deferred financing costs and original issuance discount of $0.2 million and $0.1 million, respectively, for each of the three months ended March 31, 2020 and 2019, related to the Senior Secured Notes from continuing operations to discontinued operations on the Company’s Condensed Consolidated statement of operations.

Summarized assets and liabilities of the discontinued operations are as follows (in millions):

December 31,
2019
Assets
Other invested assets	$16.9
Cash and cash equivalents	10.2
Accounts receivable, net	26.0
Deferred tax asset	—
Property, plant and equipment, net	182.1
Goodwill	14.3
Intangibles, net	5.3
Other assets	68.5
Total assets held for sale	$323.3

Liabilities
Accounts payable and other current liabilities	$33.4
Debt obligations	65.6
Pension Liability	18.8
Other liabilities	36.1
Total liabilities held for sale	$153.9

For further details related to the sale of GMSL, see note 5. Acquisitions, Dispositions, and Deconsolidations.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue (1)
Construction	$176.5	$192.1
Energy	10.4	5.1
Telecommunications	186.4	155.5
Broadcasting	10.1	9.8
Total revenue	$383.4	$362.5
(1) The Insurance segment does not have revenues in scope of ASC 606.

Accounts receivables, net from contracts with customers consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Accounts receivables with customers
Construction	$208.4	$199.2
Energy	22.4	31.1
Telecommunications	74.1	51.9
Broadcasting	7.1	8.5
Total accounts receivables with customers	$312.0	$290.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Construction Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2020	2019
Commercial	$62.8	$59.4
Convention	2.4	28.7
Healthcare	8.0	8.8
Industrial	58.9	53.8
Transportation	16.3	18.1
Leisure	16.0	14.9
Other	12.1	8.4
Total revenue from contracts with customers	176.5	192.1
Other revenue	—	—
Total Construction segment revenue	$176.5	$192.1

Contract assets and contract liabilities consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Contract assets	$61.5	$50.6
Contract liabilities	$(69.6)	$(50.6)

The change in contract assets is a result of the recording of $19.0 million of costs in excess of billings driven by new commercial projects, offset by $8.1 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $52.7 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $33.7 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$145.4	$—	$145.4
Convention	19.2	—	19.2
Healthcare	44.8	—	44.8
Industrial	101.6	—	101.6
Transportation	67.5	—	67.5
Leisure	19.8	—	19.8
Other	67.3	—	67.3
Remaining unsatisfied performance obligations	$465.6	$—	$465.6

DBMG includes an additional $19.9 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

Energy Segment

The following table disaggregates ANG's revenue by type (in millions):

	Three Months Ended March 31,
	2020	2019
Volume-related	$8.7	$4.8
Total revenue from contracts with customers	8.7	4.8
RNG incentives	0.1	0.3
Alternative fuel tax credit	1.4	—
Other revenue	0.2	—
Total Energy segment revenue	$10.4	$5.1

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Telecommunications Segment

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended March 31,
	2020	2019
Termination of long distance minutes	$186.4	$155.5
Total revenue from contracts with customers	186.4	155.5
Other revenue	—	—
Total Telecommunications segment revenue	$186.4	$155.5

Broadcasting Segment

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Three Months Ended March 31,
	2020	2019
Network advertising	$5.0	$5.4
Broadcast station	3.5	2.7
Network distribution	1.0	1.5
Other	0.6	0.2
Total revenue from contracts with customers	10.1	9.8
Other revenue	—	—
Total Broadcasting segment revenue	$10.1	$9.8

The transaction price allocated to remaining unsatisfied performance obligations consisted of $4.3 million, $6.5 million, and $0.4 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $4.7 million is expected to be recognized within one year and $6.5 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Other Segment

Sale of GMSL

On January 30, 2020, the Company announced that, through its indirect subsidiary GMH in which the Company holds an approximately 73% controlling interest, the Company entered into a definitive agreement to sell 100% of the shares of GMSL to Trafalgar AcquisitionCo, Ltd. and an affiliate of J.F. Lehman & Company, LLC. The total base consideration was $250.0 million, subject to customary purchase price adjustments, working capital adjustments, and a potential earn-out of up to $12.5 million at such time, if any, if J.F. Lehman & Company, LLC and its investment affiliates achieve a specified multiple of their invested capital.

The purchase price is subject to customary potential downward or upward post-closing adjustments based on net working capital, cash, unpaid transaction expenses, indebtedness and certain of the Company’s pre-closing paid capital expenditures. The SPA contains customary representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, the purchaser deposited (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, the purchaser shall pay an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bonding facility is released.

The transaction closed on February 28, 2020. GMH received approximately $144.0 million of net proceeds from the sale, of which $36.8 million and $5.5 million were paid to non-controlling interest holders and redeemable non-controlling interest holders, respectively. In addition, GMH held $3.1 million as reserves for transaction related costs and HC2 received net proceeds of approximately $98.6 million.

The Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. The Company expects to record an overall gain from the disposition of the Marine Segment upon the sale of the portion of New Saxon’s interest in HMN that represents 30% of HMN, anticipated to close during the second quarter of 2020.

See Note 3. Discontinued Operations for further details.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Sale of HMN

On October 30, 2019, the Company announced the sale of its stake in Huawei Marine Networks Co., Limited (“HMN”), its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd. The equity investment in HMN has contributed $5.0 million and $12.7 million in equity method income for the years ended December 31, 2019 and 2018, respectively. HMN contributed $1.5 million and $4.8 million in equity method losses for the three months ended March 31, 2020 and 2019, respectively. The sale of GMSL's interest values HMN at $285 million, and GMH's 49% stake at approximately $140 million.

Under the terms of the SPA, the sale of New Saxon’s 49% interest in HMN will be affected in two tranches, with the sale of the portion of New Saxon’s interest in HMN that represents 30% of HMN, anticipated to close during the second quarter of 2020 (the "First HMN Close"). The remaining 19% interest of HMN is retained by New Saxon and subject to a put option agreement by New Saxon, exercisable starting on the second year anniversary of the closing date of the the First HMN Close at a price equal to the greater of the share price paid for the 30% interest or fair market value as of the two year anniversary date.

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

Broadcasting Segment

During the year ended December 31, 2019 HC2 Broadcasting acquired a series of licenses for a total consideration of $71.4 million. All transactions were accounted for as asset acquisitions.

6. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.5	$1.3	$—	$8.8
States, municipalities and political subdivisions	391.8	36.0	(0.4)	427.4
Residential mortgage-backed securities	60.0	3.2	(2.2)	61.0
Commercial mortgage-backed securities	112.5	0.7	(13.5)	99.7
Asset-backed securities	651.8	0.7	(111.3)	541.2
Corporate and other	2,600.4	199.3	(184.8)	2,614.9
Total fixed maturity securities	$3,824.0	$241.2	$(312.2)	$3,753.0

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.0	$0.7	$—	$7.7
States, municipalities and political subdivisions	405.4	34.7	—	440.1
Residential mortgage-backed securities	63.0	4.5	(0.6)	66.9
Commercial mortgage-backed securities	108.2	1.8	(0.6)	109.4
Asset-backed securities	592.6	2.2	(17.0)	577.8
Corporate and other	2,569.1	273.1	(15.2)	2,827.0
Total fixed maturity securities	$3,745.3	$317.0	$(33.4)	$4,028.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2020 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$42.2	$42.2
Due after one year through five years	277.5	269.1
Due after five years through ten years	427.5	392.4
Due after ten years	2,252.5	2,347.4
Subtotal	2,999.7	3,051.1
Mortgage-backed securities	172.5	160.7
Asset-backed securities	651.8	541.2
Total	$3,824.0	$3,753.0

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$626.3	$585.6	22.4%	$632.2	$674.9	23.8%
Transportation, communication and other services	794.8	752.8	28.8%	785.7	855.2	30.3%
Manufacturing	707.2	782.1	29.9%	728.7	825.9	29.2%
Other	472.1	494.4	18.9%	422.5	471.0	16.7%
Total	$2,600.4	$2,614.9	100.0%	$2,569.1	$2,827.0	100.0%

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

	Three Months Ended March 31,
	2020	2019
Net realized and unrealized gains on investments	$0.8	$—
Other income (expenses), net	0.1	—
Total other-than-temporary impairments	$0.9	$—

The following table presents the total unrealized losses for the 360 and 139 fixed maturity securities held by the Company as of March 31, 2020 and December 31, 2019, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	March 31, 2020		December 31, 2019
Fixed maturity securities	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(58.0)	18.6%	$(32.6)	97.6%
20% or more for less than six months	(252.2)	80.8%	—	—%
20% or more for six months or greater	(2.0)	0.6%	(0.8)	2.4%
Total	$(312.2)	100.0%	$(33.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of March 31, 2020. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 360 and 139 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of March 31, 2020 and December 31, 2019, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

March 31, 2020	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.2	$—	$—	$—	$0.2	$—
States, municipalities and political subdivisions	28.9	(0.4)	—	—	28.9	(0.4)
Residential mortgage-backed securities	14.6	(1.6)	4.0	(0.6)	18.6	(2.2)
Commercial mortgage-backed securities	71.9	(13.5)	0.2	—	72.1	(13.5)
Asset-backed securities	482.5	(109.1)	11.0	(2.2)	493.5	(111.3)
Corporate and other	765.4	(181.9)	12.1	(2.9)	777.5	(184.8)
Total fixed maturity securities	$1,363.5	$(306.5)	$27.3	$(5.7)	$1,390.8	$(312.2)

December 31, 2019	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.3	$—	$—	$—	$0.3	$—
States, municipalities and political subdivisions	2.0	—	—	—	2.0	—
Residential mortgage-backed securities	2.3	—	8.2	(0.6)	10.5	(0.6)
Commercial mortgage-backed securities	58.1	(0.6)	0.2	—	58.3	(0.6)
Asset-backed securities	126.5	(1.5)	255.8	(15.5)	382.3	(17.0)
Corporate and other	169.6	(3.7)	177.4	(11.5)	347.0	(15.2)
Total fixed maturity securities	$358.8	$(5.8)	$441.6	$(27.6)	$800.4	$(33.4)

As of March 31, 2020, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 77.5% of the gross unrealized loss and 88.0% of the fair value. As of December 31, 2019, investment grade fixed maturity securities represented approximately 68.3% of the gross unrealized loss and 81.8% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	March 31,	December 31,
Equity securities	2020	2019
Common stock	$9.7	$10.5
Perpetual preferred stock	62.7	82.0
Total equity securities	$72.4	$92.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Net investment income

The major sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Fixed maturity securities, available-for-sale at fair value	$45.6	$43.6
Equity securities	1.0	2.5
Mortgage loans	5.4	3.7
Policy loans	0.3	0.3
Other invested assets	—	1.2
Gross investment income	52.3	51.3
External investment expense	(0.4)	(0.2)
Net investment income	$51.9	$51.1

Net realized and unrealized gains (losses) on investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Realized gains on fixed maturity securities	$3.7	$0.8
Realized losses on fixed maturity securities	(0.6)	(1.7)
Realized gains on equity securities	—	0.1
Realized losses on equity securities	—	(0.9)
Realized gains on mortgage loans	0.1	—
Net unrealized gains (losses) on equity securities	(21.7)	7.4
Net unrealized gains (losses) on derivative instruments	0.2	(0.2)
Impairment loss	(0.8)	—
Net realized and unrealized gains (losses)	$(19.1)	$5.5

7. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

March 31, 2020		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$8.8	$5.5	$3.3	$—
States, municipalities and political subdivisions	427.4	—	418.4	9.0
Residential mortgage-backed securities	61.0	—	48.0	13.0
Commercial mortgage-backed securities	99.7	—	65.5	34.2
Asset-backed securities	541.2	—	255.7	285.5
Corporate and other	2,614.9	31.9	2,414.3	168.7
Total fixed maturity securities	3,753.0	37.4	3,205.2	510.4
Equity securities
Common stocks	9.7	6.3	—	3.4
Perpetual preferred stocks	62.7	4.4	20.1	38.2
Total equity securities	72.4	10.7	20.1	41.6
Total assets accounted for at fair value	$3,825.4	$48.1	$3,225.3	$552.0

Liabilities
Embedded derivative	$0.7	$—	$—	$0.7
Other	3.7	—	—	3.7
Total liabilities accounted for at fair value	$4.4	$—	$—	$4.4

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.7	$4.8	$2.9	$—
States, municipalities and political subdivisions	440.1	—	440.1	—
Residential mortgage-backed securities	66.9	—	57.7	9.2
Commercial mortgage-backed securities	109.4	—	74.8	34.6
Asset-backed securities	577.8	—	27.2	550.6
Corporate and other	2,827.0	46.5	2,669.5	111.0
Total fixed maturity securities	4,028.9	51.3	3,272.2	705.4
Equity securities
Common stocks	10.5	7.1	—	3.4
Perpetual preferred stocks	82.0	5.0	22.8	54.2
Total equity securities	92.5	12.1	22.8	57.6
Total assets accounted for at fair value	$4,121.4	$63.4	$3,295.0	$763.0

Liabilities
Embedded Derivatives	$3.0	$—	$—	$3.0
Other	4.8	—	—	4.8
Total liabilities accounted for at fair value	$7.8	$—	$—	$7.8

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

The Company’s assessment resulted in a net transfer out of Level 3 of $119.5 million primarily related to corporate securities during the three months ended March 31, 2020. The Company’s assessment resulted in a net transfer out of Level 3 of $104.9 million primarily related to corporate securities during the three months ended March 31, 2019.

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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2020 and 2019 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$0.1	$(1.0)	$—	$—	$9.9	$—	$9.0
Residential mortgage-backed securities	9.2	—	(1.9)	—	(0.7)	6.8	(0.4)	13.0
Commercial mortgage-backed securities	34.6	—	(5.3)	—	(0.2)	5.1	—	34.2
Asset-backed securities	550.6	—	(93.3)	60.0	(51.5)	—	(180.3)	285.5
Corporate and other	111.0	(0.1)	(13.0)	32.7	(1.3)	40.7	(1.3)	168.7
Total fixed maturity securities	705.4	—	(114.5)	92.7	(53.7)	62.5	(182.0)	510.4
Equity securities
Common stocks	3.4	—	—	—	—	—	—	3.4
Perpetual preferred stocks	54.2	—	(16.0)	—	—	—	—	38.2
Total equity securities	57.6	—	(16.0)	—	—	—	—	41.6
Total financial assets	$763.0	$—	$(130.5)	$92.7	$(53.7)	$62.5	$(182.0)	$552.0

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2020
Liabilities
Embedded derivative	$3.0	$(2.3)	$—	$—	$—	$—	$—	$0.7
Other	4.8	(1.1)	—	—	—	—	—	3.7
Total financial liabilities	$7.8	$(3.4)	$—	$—	$—	$—	$—	$4.4

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2019
Assets
Fixed maturity securities
Residential mortgage-backed securities	19.0	—	0.1	—	(0.3)	—	(5.7)	13.1
Commercial mortgage-backed securities	58.2	—	1.6	2.4	(0.4)	—	—	61.8
Asset-backed securities	478.2	—	13.3	48.6	(73.6)	5.6	—	472.1
Corporate and other	85.0	—	8.5	4.6	(4.6)	105.0	—	198.5
Total fixed maturity securities	640.4	—	23.5	55.6	(78.9)	110.6	(5.7)	745.5
Equity securities
Common stocks	5.9	0.2	—	—	—	—	—	6.1
Perpetual preferred stocks	55.3	(0.2)	—	—	—	—	—	55.1
Total equity securities	61.2	—	—	—	—	—	—	61.2
Total financial assets	$701.6	$—	$23.5	$55.6	$(78.9)	$110.6	$(5.7)	$806.7

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at March 31, 2019
Liabilities
Embedded derivatives	$8.4	$(2.3)	$—	$—	$—	$—	$—	$6.1
Other	3.5	(0.8)	—	—	—	—	—	2.7
Total financial liabilities	$11.9	$(3.1)	$—	$—	$—	$—	$—	$8.8

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

March 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$142.2	$142.3	$—	$—	$142.3
Policy loans	18.9	18.9	—	18.9	—
Total assets not accounted for at fair value	$161.1	$161.2	$—	$18.9	$142.3
Liabilities
Annuity benefits accumulated (1)	$232.5	$229.8	$—	$—	$229.8
Long-term obligations (2)	684.6	675.9	—	675.9	—
Total liabilities not accounted for at fair value	$917.1	$905.7	$—	$675.9	$229.8

December 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$183.5	$183.5	$—	$—	$183.5
Policy loans	19.1	19.1	—	19.1	—
Total assets not accounted for at fair value	$202.6	$202.6	$—	$19.1	$183.5
Liabilities
Annuity benefits accumulated (1)	$233.9	$231.0	$—	$—	$231.0
Long-term obligations (2)	772.0	768.9	—	768.9	—
Total liabilities not accounted for at fair value	$1,005.9	$999.9	$—	$768.9	$231.0
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

8. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Contracts in progress	$170.7	$177.8
Trade receivables	81.9	60.6
Unbilled retentions	61.2	53.9
Other receivables	21.1	21.0
Allowance for doubtful accounts	(1.6)	(1.5)
Total accounts receivable, net	$333.3	$311.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		March 31, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$354.3	37.0%	$347.6	36.4%
Hannover Life Reassurance Company of America	A+	320.6	33.5%	323.3	33.9%
Loyal American Life Insurance Company	A	148.6	15.5%	147.5	15.5%
Great American Life Insurance Company	A	57.2	6.0%	56.2	5.9%
ManhattanLife Assurance Company of America	B+	46.2	4.8%	47.0	4.9%
Other		31.5	3.2%	32.1	3.4%
Total		$958.4	100.0%	$953.7	100.0%

10. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	March 31,	December 31,
	2020	2019
Equipment, furniture and fixtures, and software	$215.5	$212.8
Building and leasehold improvements	41.0	40.1
Land	36.5	36.8
Construction in progress	5.6	4.8
Plant and transportation equipment	5.1	5.2
	303.7	299.7
Less: Accumulated depreciation	80.3	76.0
Total	$223.4	$223.7

Depreciation expense was $6.8 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively. These amounts included $2.3 million and $2.2 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2020 and 2019, respectively.

11. Goodwill and Intangibles, net

HC2 is required to assess goodwill and indefinite-intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test.

As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its Broadcasting segment and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Broadcasting reporting unit and its indefinite-lived intangible assets. Based on the analysis, the Company determined that the fair value of the Broadcasting reporting unit and the related indefinite-lived intangible assets continue to exceed their carrying values and were not impaired as of March 31, 2020.

Determining the fair value of the Broadcasting reporting unit and indefinite-lived intangible assets requires significant judgment and estimates by management, utilizing the income-approach, which utilizes several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and a discount rate, amongst others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, growth rates, pricing, and consumer tastes and preferences. Given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Broadcasting business, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Broadcasting reporting unit, resulting in potential impairment charges in subsequent periods. As of March 31, 2020, while the fair value of the Broadcasting reporting unit declined, the fair value of the Broadcasting reporting unit continued to exceed its carrying value.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The COVID-19 pandemic could cause a further and sustained decline in the value of our reporting units or other triggering event that could cause the Company to perform a goodwill impairment test and result in an impairment charge being recorded in a future period.

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Construction	Energy	Broadcasting	Total
Balance at December 31, 2019	$89.0	$2.1	$21.4	$112.5
Translation	(0.5)	—	—	(0.5)
Balance at March 31, 2020	$88.5	$2.1	$21.4	$112.0

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	March 31,	December 31,
	2020	2019
FCC licenses	$136.6	$136.2
State licenses	2.5	2.5
Total	$139.1	$138.7

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$24.2	$(7.1)	$17.1	$24.2	$(6.6)	$17.6
Customer relationships	10 Years	48.3	(14.1)	34.2	48.6	(13.1)	35.5
Channel sharing arrangements	35 Years	27.2	(1.1)	26.1	27.2	(0.9)	26.3
Other	7 Years	5.6	(2.0)	3.6	5.5	(1.9)	3.6
Total		$105.3	$(24.3)	$81.0	$105.5	$(22.5)	$83.0

Amortization expense for definite lived intangible assets was $2.0 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

2020	$6.0
2021	7.8
2022	7.6
2023	7.5
2024	7.0
Thereafter	45.1
Total	$81.0

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
12. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Long-term care insurance reserves	$4,231.0	$4,201.6
Traditional life insurance reserves	170.6	173.4
Other accident and health insurance reserves	192.3	192.1
Total life, accident and health reserves	$4,593.9	$4,567.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$761.3	$738.7
Less: recoverable from reinsurers	(131.0)	(136.4)
Beginning balance, net	630.3	602.3
Incurred related to insured events of:
Current year	68.9	62.4
Prior years	(13.3)	(36.0)
Total incurred	55.6	26.4
Paid related to insured events of:
Current year	(0.6)	(0.6)
Prior years	(42.8)	(36.4)
Total paid	(43.4)	(37.0)
Interest on liability for policy and contract claims	5.6	5.3
Ending balance, net	648.1	597.0
Add: recoverable from reinsurers	136.2	136.4
Ending balance	$784.3	$733.4

The Insurance segment experienced a favorable claims reserve development of $13.3 million and $36.0 million for the three months ended March 31, 2020 and 2019, respectively. There was favorable development with claim terminations and care transitions for claims incurred prior to 2020 that created the sufficiency within the three months ended March 31, 2020. Due to favorable development in the estimates for benefits remaining during the three months ended March 31, 2019, experience in the first quarter of 2020 has been less favorable than in 2019, it is too early to determine if this trend will be persistent or is the result of normal volatility in claims activity from period to period.

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Accounts payable	$147.4	$134.6
Accrued expenses and other current liabilities	51.3	75.2
Accrued interconnection costs	69.6	43.5
Accrued payroll and employee benefits	35.1	39.6
Accrued interest	24.7	11.3
Accrued income taxes	6.3	2.0
Total accounts payable and other current liabilities	$334.4	$306.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
14. Debt Obligations

Debt obligations consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Construction
LIBOR plus 5.85% Note, due 2023	$75.6	$77.0
LIBOR plus 1.50% Line of Credit	49.7	48.9
Obligations under finance leases	0.2	0.2
Energy
LIBOR plus 3.0% Term Loan due in 2023	26.3	27.1
5.00% Term Loan due in 2022	10.9	11.2
4.50% Note due in 2022	9.9	10.2
Other, various maturity dates	3.0	2.4
Broadcasting
8.50% Note due 2020	39.3	36.2
10.50% Note due 2020	42.5	42.5
Other, various maturity dates	5.1	7.9
Obligations under finance leases	1.2	1.4
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	393.0	470.0
7.50% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit(1)	—	15.0
Total	711.7	805.0
Issuance discount, net and deferred financing costs	(25.7)	(31.4)
Total debt obligations	$686.0	$773.6
(1) On April 16, 2020, HC2 drew $10.0 million on its 2020 Revolving Credit Agreement. HC2 intends to use the proceeds for general corporate purposes.

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2020	$1.0	$178.0	$179.0
2021	0.5	459.0	459.5
2022	—	76.7	76.7
2023	—	93.8	93.8
2024	—	11.3	11.3
Thereafter	—	7.5	7.5
Total minimum principal & interest payments	1.5	826.3	827.8
Less: Amount representing interest	(0.1)	(116.0)	(116.1)
Total aggregate finance lease and debt payments	$1.4	$710.3	$711.7

The interest rates on the finance leases range from approximately 2.0% to 11.5%.

Broadcasting

In February 2020, Broadcasting amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt.

Non-Operating Corporate

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million secured revolving line of credit with MSD PCOF Partners IX, LLC (the "2019 Revolving Credit Agreement")

In March 2020 HC2 entered into a new $15.0 million secured revolving credit agreement (the “2020 Revolving Credit Agreement”). The 2020 Revolving Credit Agreement matures in June 2021. Loans under the Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%.

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its 11.50% senior secured notes due 2021 (the "Senior Secured Notes") at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended March 31, 2020, HC2 recognized $0.4 million and $5.4 million in extinguishment loss related to the repayments of 2019 Revolving Credit Agreement and the redemption of the Senior Secured Notes, respectively, which were included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statements of Operations.

15. Income Taxes

Income Tax Expense

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2020 interim tax provision. Income tax was a benefit of $12.6 million and an expense of $4.0 million for the three months ended March 31, 2020 and 2019, respectively.

The income tax benefit recorded for the three months ended March 31, 2020 primarily relates to a one-time, discrete tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act on March 27, 2020. The CARES Act was enacted during the first quarter of 2020 and includes several provisions which were applicable to the Company, including the ability to carryback Federal net operating losses generated in tax years beginning in 2018-2020, the removal of the 80% taxable income limitation for net operating loss deductions for tax years beginning before January 1, 2021, and a temporary increase in the interest limitation from 30% to 50% for tax years beginning in 2019 and 2020. We have included the impact of these provisions in our overall tax benefit for the three months ended March 31, 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

The income tax expense recorded for March 31, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities and because no benefit is recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

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

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2019 remain open for examination.

16. Commitments and Contingencies

Future minimum purchase obligations as of December 31, 2019 were as follows (in millions):

2020	$86.3
2021	3.3
2022	0.2
2023	0.2
2024	0.2
Thereafter	—
Total obligations	$90.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
As of December 31, 2019, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2020	$15.1	$1.0
2021	13.4	0.7
2022	10.9	0.1
2023	8.8	—
2024	6.6	—
Thereafter	8.2	—
Total future lease payments	63.0	1.8
Less: Present values	(9.3)	(0.1)
Total lease liability balance	$53.7	$1.7

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
On February 13, 2020, the Court held a settlement hearing to consider the proposed settlement and certain objections filed by two current DBMG stockholders. The Court expressed concerns about certain terms of the proposed settlement and the parties requested additional time to evaluate potential modifications to the proposed settlement. On May 8, 2020, the parties filed with the Court a revised settlement agreement for all claims relating to the Amended Complaint (the “Revised Settlement Framework”).

The Revised Settlement Framework provides for a settlement payment of $35.95 per share to a fund for the benefit of the former DBMG stockholders who tendered their shares in the 2014 tender offer other than stockholders who were defendants in the action or their immediate family members, officers of DBMG, or directors or officers of HC2 (the “Tendered Stockholders”). The proposed settlement payment to the Tendered Stockholders applies to approximately 568,550 shares and totals approximately $20.4 million. The Revised Settlement Framework provides that the amount received by the Tendered Stockholders will be reduced by the per share amount of any fee award to lead plaintiff’s counsel. HC2’s D&O insurers have agreed to contribute approximately $12.4 million of this approximately $20.4 million settlement payment, and DBMG has agreed to fund the remaining approximately $8.1 million either through cash on hand or borrowing from a third-party lender.

The Revised Settlement Framework also provides that HC2 will fund two types of payments to the current owners of the 289,902 shares of DBMG common stock not owned by HC2 or its affiliates (the “public DBMG stockholders”). The first payment of $2.51 per share, or $0.7 million total, is intended to offset the indirect burden that the public DBMG stockholders arguably bear (by virtue of their approximately 7.52% ownership of DBMG) from DBMG’s funding of the approximately $8.1 million portion of the settlement payment to the Tendered Stockholders. The second payment of $1.00 per share, or $289,902 total, represents consideration for a full release of claims from the public DBMG stockholders related to the action and the implementation of the Revised Settlement Framework. In sum, the Revised Settlement Framework provides that HC2 would fund payments of $3.51 per share, or $1.0 million total, to the public DBMG stockholders.

If approved, the Revised Settlement Framework would result in a global settlement of the action and the certification of a non-opt-out plaintiff class consisting of any and all record and beneficial owners of outstanding shares of DBMG common stock who held such stock at any time during May 12, 2014 through and including the close of business on May 8, 2020, and including, among others, their successors.

The Revised Settlement Framework also provides for a release of claims by the plaintiff class in favor of a broad group of released defendant parties relating to, among other things, the action, the 2014 tender offer, all claims relating to HC2’s decision not to close a short-form merger shortly after the 2014 tender offer, and the implementation and funding of the Revised Settlement Framework.

Although the parties are seeking approval of Revised Settlement Framework, there can be no assurance that the Delaware Courts will approve the revised or any other settlement proposed by the parties. If a settlement cannot be reached, the Company believes it has meritorious defenses and intends to vigorously defend this matter.

Non-Operating Corporate

Stockholder Litigation

On April 10, 2020, a purported stockholder of the Company filed a class action complaint in the Delaware Court of Chancery captioned Tera v. HC2 Holdings Inc., et al., C.A. No. 2020-0275-JRS (the “Stockholder Litigation”). The complaint alleges that the Company’s consent revocation materials (i) contain misleading disclosures relating to the Certificates of Designation, (ii) fail to disclose that a majority of the Board may approve the nominees set forth by Percy Rockdale LLC and certain of its affiliates (collectively, “Percy Rockdale”), for purposes of the Certificates of Designation such that the Percy Rockdale nominees would be considered “Continuing Directors” (as defined in the Certificates of Designation) and (iii) inaccurately state that electing the Percy Rockdale nominees will cause a Change of Control (as defined in the Certificates of Designation) under the Certificates of Designation because it will lead to a person or group obtaining the power to elect a majority of the members of the Board. The complaint seeks (i) a declaration requiring the Board to approve the Percy Rockdale nominees for purposes of the Certificates of Designation, (ii) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures and (iii) an injunction requiring the Board to issue additional disclosures relating to the Change of Control provisions in the Certificates of Designation. On April 19, 2020, the plaintiff amended his complaint to allege that the Supplement to the Consent Revocation Statement, filed with the SEC on April 17, 2020, contained misleading disclosures relating to the Certificates of Designation. The amended complaint seeks, among other remedies, (i) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures; (ii) a declaration that, if a Change of Control could be deemed to occur under the Certificates of Designation, that such Change of Control provisions are invalid and unenforceable under Delaware law; (iii) an injunction requiring the defendants to issue corrective disclosures; and (iv) an order enjoining the Board from relying upon consent revocations received to date. On April 20, 2020, the Court of Chancery granted the plaintiff’s motion for expedited proceedings.

On April 15, 2020, the Board (with Mr. Falcone recusing himself because he is not an Independent Director) determined to approve the Percy Rockdale nominees, solely and specifically for the purposes of deeming them Continuing Directors pursuant to the Certificates of Designation, to avoid triggering, and to render inapplicable, such prong of the Change of Control definition. On April 17, 2020 and April 21, 2020, each of the holder of the Series A Preferred Stock and the holder of the Series A-2 Preferred Stock, respectively, and, in each case, entitled to give a waiver, agreed that such holder will not seek to exercise its right to require the Company to redeem the shares of such Series A Preferred Stock or Series A-2 Preferred Stock, as applicable, if such redemption right were to arise as a result of the outcome of the Consent Solicitation based on one of the Change of Control prongs of the Certificate of Designation (which prong may require the Company to make an offer to redeem the Preferred Stock if any person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Exchange Act) obtains the power to elect a majority of the members of the Board). Therefore, in light of the foregoing, if the Percy Rockdale nominees become a majority of the Board pursuant to Percy Rockdale’s consent solicitation, the Company will not be required to offer to redeem the shares of the Series A Preferred Stock and the Series A-2 Preferred Stock. On April 23, 2020, the parties agreed that the waiver and

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
additional disclosures, combined with the prior disclosures and approval of Percy Rockdale’s nominees as Continuing Directors, mooted the need for expedition and a preliminary injunction hearing, and the parties informed the court that the plaintiff was withdrawing its request for expedition and a preliminary injunction. In exchange for the plaintiff agreeing to withdraw its request for preliminary injunction, the parties agreed to allow plaintiff to reserve the right to challenge the validity of the consent revocations received prior to the mooting actions in the event that Percy Rockdale loses the consent solicitation and the number of revocations received prior to the mooting actions were determinative of the outcome of the consent solicitation.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

17. Share-based Compensation

The Company granted zero options during the three months ended March 31, 2020 and 2019, respectively.

Total share-based compensation expense recognized by HC2 and its subsidiaries under all equity compensation arrangements was $1.5 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	—	$—
Vested	(1,063,434)	$5.27
Forfeited	(68,629)	$5.10
Unvested - March 31, 2020	1,081,712	$4.98

At March 31, 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $3.7 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.1 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding - March 31, 2020	7,067,592	$6.52

Eligible for exercise	6,885,584	$6.55

At March 31, 2020, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 5.01 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 4.9 years.

At March 31, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $0.5 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.96 years. There are 182,008 unvested stock options expected to vest, with a weighted average remaining life of 7.36 years, a weighted average exercise price of $5.45, and an intrinsic value of zero.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31,	December 31,
	2020	2019
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	4,000

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

For the three months ended March 31, 2020, 77,794 and 8,752 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.2 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Preferred Share Dividends

During the three months ended March 31, 2020 and 2019, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2020

Declaration Date	March 31, 2020
Holders of Record Date	March 31, 2020
Payment Date	April 15, 2020
Total Dividend	$0.2

2019

Declaration Date	March 31, 2019
Holders of Record Date	March 31, 2019
Payment Date	April 15, 2019
Total Dividend	$0.2

19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners ("HCP"), a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized expenses of $0.7 million and $1.0 million and income of zero and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$0.5	$0.2	$0.7	$0.7	$0.2	$0.9
Administrative salaries and benefits	—	—	—	0.1	—	0.1
Other shared overhead	—	—	—	—	—	—
Total Expenses	0.5	0.2	0.7	0.8	0.2	1.0

Charged back to HCP by HC2
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	—	—	—	0.1	—	0.1
Total Income	—	—	—	0.1	—	0.1

Net related party activity	$0.5	$0.2	$0.7	$0.7	$0.2	$0.9

(1) Other in the above table represent certain entities within our Broadcasting, Life Sciences and Insurance segments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Other

GMH''s subsidiary GMSL, prior to its sale in February 2020, had transactions with several of its equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions). Such activity is reclassified to discontinued operations as a result of the sale of GMSL. See note 3. Discontinued Operations for further information:

	Three Months Ended March 31,
	2020	2019
Net revenue	$0.7	$2.0
Operating expenses	$—	$0.6
Interest expense	$0.1	$0.3

	March 31,	December 31,
	2020	2019
Accounts receivable	$—	$1.2
Debt obligations	$—	$22.5
Accounts payable	$—	$0.1
Dividends	$—	$4.5

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $0.7 million and zero in services for the three months ended March 31, 2020 and 2019, respectively.

20. Operating Segment and Related Information

The Company currently has one primary reportable geographic segments - United States. The Company has seven reportable operating segments based on management’s organization of the enterprise - Construction, Energy, Telecommunications, Insurance, Life Sciences, Broadcasting, Other, and a Non-operating Corporate segment. All inter-segment revenues are eliminated.

As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. In addition, as GMSL is a discontinued operation as of March 31, 2020, all operating results of GMSL have been reclassified to Discontinued operations. This has been reflected in the tables below for both the current and historical periods presented.

The Company's revenue concentrations of 10% and greater are as follows:

		Three Months Ended March 31,
	Segment	2020	2019
Customer A	Telecommunications	*	11.5%
* Less than 10% revenue concentration

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net revenue
Construction	$176.5	$192.1
Energy	10.4	5.1
Telecommunications	186.4	155.5
Insurance	63.8	88.8
Broadcasting	10.1	9.8
Eliminations (*)	(2.4)	(2.3)
Total net revenue	$444.8	$449.0
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2020 and 2019 which are related to entities under common control which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2020	2019
Income (loss) from operations
Construction	$2.6	$5.7
Energy	1.7	(0.4)
Telecommunications	0.1	0.6
Insurance	(12.6)	34.4
Life Sciences	(3.2)	(1.8)
Broadcasting	(2.9)	(3.3)
Other	(1.0)	(0.1)
Non-operating Corporate	(9.1)	(7.2)
Eliminations (*)	(2.4)	(2.3)
Total income (loss) from operations	$(26.8)	$25.6
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2020 and 2019 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Income (loss) from operations	$(26.8)	$25.6
Interest expense	(21.3)	(18.8)
Loss on early extinguishment or restructuring of debt	(5.8)	—
Loss from equity investees	(2.5)	(5.9)
Other income, net	2.8	3.4
(Loss) income from continuing operations	(53.6)	4.3
Income tax benefit (expense)	12.6	(4.0)
(Loss) income from continuing operations	(41.0)	0.3
Loss from discontinued operations (including loss on disposal of $39.3 million)	(60.0)	(6.6)
Net loss	(101.0)	(6.3)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	17.9	3.5
Net loss attributable to HC2 Holdings, Inc.	(83.1)	(2.8)
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	(1.2)
Net loss attributable to common stock and participating preferred stockholders	$(83.5)	$(1.6)

	Three Months Ended March 31,
	2020	2019
Depreciation and Amortization
Construction	$2.6	$3.9
Energy	2.1	1.4
Telecommunications	0.1	0.1
Insurance (*)	(5.9)	(6.5)
Broadcasting	1.7	1.4
Total	$0.6	$0.3
(*) Balance includes amortization of negative VOBA, which increases net income.

	Three Months Ended March 31,
	2020	2019
Capital Expenditures (*)
Construction	$2.3	$2.6
Energy	1.0	0.1
Insurance	0.1	0.2
Broadcasting	2.7	0.4
Total	$6.1	$3.3
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31,	December 31,
	2020	2019
Investments
Construction	$0.9	$0.9
Insurance	4,090.0	4,423.0
Life Sciences	21.0	22.0
Other	42.9	43.1
Eliminations	(98.0)	(96.9)
Total	$4,056.8	$4,392.1

	March 31,	December 31,
	2020	2019
Total Assets
Construction	$557.3	$530.4
Energy	144.1	142.8
Telecommunications	123.4	89.3
Insurance	5,264.4	5,611.9
Life Sciences	24.8	28.4
Broadcasting	257.7	257.9
Other	44.2	366.3
Non-operating Corporate	20.7	27.2
Eliminations	(97.5)	(95.9)
Total	$6,339.1	$6,958.3

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

The Company had zero dilutive common share equivalents during the three months ended March 31, 2020 due to the results being a loss from continuing operations and discontinued operations, net of tax.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2020	2019
Amounts attributable to HC2 common and participating preferred stockholders
Loss from continuing operations	$(41.0)	$0.3
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2.6	2.4
Loss (income) from continuing operations attributable to the Company	(38.4)	2.7
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	(1.2)
(Loss) income from continuing operations attributable to HC2 common stockholders	(38.8)	3.9
Loss from discontinued operations (including loss on disposal of $39.3 million)	(60.0)	(6.6)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	15.3	1.1
Loss from discontinued operations, net of tax and noncontrolling interest	$(44.7)	$(5.5)
Net loss attributable to common stock and participating preferred stockholders	$(83.5)	$(1.6)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	45.9	44.8
Unvested restricted stock	—	0.4
Preferred stock (as-converted basis)	—	2.2
Total	45.9	47.4

Percentage of (loss) income allocated to:
Common stock	100.0%	94.5%
Unvested restricted stock	—%	0.8%
Preferred stock	—%	4.6%

Numerator for earnings per share, basic:
Net (loss) income from continuing operations attributable to common stock, basic	$(38.8)	$3.7
Net loss from discontinued operations attributable to common stock, basic and diluted	$(44.7)	$(5.2)
Net loss attributable to common stock and participating preferred stockholders, basic and diluted	$(83.5)	$(1.5)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	$—	$(1.6)

Net (loss) income from continuing operations attributable to common stock, diluted	$(38.8)	$2.1
Net (loss) income from discontinued operations attributable to common stock, diluted	$(44.7)	$(5.2)
Net loss attributable to common stock and participating preferred stockholders, diluted	$(83.5)	$(3.1)

Denominator for basic and dilutive earnings per share:
Weighted average common shares outstanding - basic	45.9	44.8
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	14.9
Weighted average common shares outstanding - diluted	45.9	59.7

(Loss) income per share - continuing operations
Basic:	$(0.85)	$0.08
Diluted:	$(0.85)	$0.04

Loss per share - Discontinued operations
Basic:	$(0.97)	$(0.12)
Diluted:	$(0.97)	$(0.09)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic:	$(1.82)	$(0.03)
Diluted:	$(1.82)	$(0.05)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
22. Subsequent Events

Construction

On May 4, 2020, HC2 announced that its Construction segment will pay a cash dividend of $15.0 million, or $3.89 per share. As the largest stockholder of DBM Global Inc., HC2 expects to receive approximately $13.9 million of the total dividend payout.

Life Sciences

On April 16, 2020, R2 received $10.0 million in funding from Huadong Medicine Company Limited as part of Huadong's $30.0 million Series B equity investment in R2. These funds will be used to commercialize R2's revolutionary CryoAesthetic technology which promises physicians a new way to lighten, brighten and rejuvenate skin. This investment represents the second tranche of Huadong's investment at an approximate post-money valuation of $90.0 million and reduces Pansend's ownership by 7.8% to 56.1%.

Corporate

On April 16, 2020, HC2 drew $10.0 million on its 2020 Revolving Credit Agreement. HC2 intends to use the proceeds for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our annual audited Consolidated Financial Statements and the notes thereto, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Annual Report on Form 10-K, "HC2" means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Construction ("DBMG"), Energy ("ANG"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), Broadcasting, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The reclassification of GMSL's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale;

•As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment.

•The restatement of Earnings per share in the prior period, as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income.

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

Our Operations

Refer to Note 1. Organization and Business to our Condensed Consolidated Financial Statements for additional information.

Seasonality and Cyclical Patterns

Our segments' operations can be highly cyclical and subject to seasonal patterns. Our volume of business in our Construction segment may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic resulting in action from federal, state and local governments that has significantly affected virtually all facets of the U.S. and global economies. The U.S. federal and various state governments, have implemented enhanced screenings, quarantine requirements, and travel restrictions in connection with the COVID-19 outbreak.

The Company’s top priority is to protect its employees and their families, and those of the Company’s customers. The Company is taking precautionary measures as directed by health authorities and the local government, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect them, which has resulted and may continue to result in in disruptions to and increased costs of the Company’s operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak and related travel advisories and restrictions, and its impact to the U.S. and global financial markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our results of operations, financial condition, or cash flows in the future. However, we do expect that it could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to revised payment terms with certain of our customers.

During the three months ended March 31, 2020, particularly the month of March, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacting certain of our segments as follows:

Construction

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects, however there have not been material impacts during the three months ended March 31, 2020. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

Insurance

Our Insurance segment has been impacted by the COVID-19 pandemic, including multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, driving actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. The Company’s March 31, 2020 loss reflected in earnings is primarily impacted by the Insurance segment's unrealized losses on investments of $21.5 million, included in the Net realized and unrealized gains (loss) on investments line, primarily driven by equity and derivative mark to market adjustments. The impact on other comprehensive income was $355.5 million of unrealized losses on fixed maturity securities. Both of these were largely attributable to market factors caused by the COVID-19 crisis. Future recovery of losses will largely depend upon market reaction to additional COVID-19 stimulus packages, interest rates and timing and manner in which the economy is reopened. These unrealized losses are considered temporary in nature, as we have the ability to hold these securities to maturity.

Broadcasting

As a result of COVID-19, our Broadcasting segment has experienced adverse effects on its advertising business because of weakness in the advertising market as advertisers seek to reduce their own costs in response to the pandemic’s impact on their businesses. We are not able to predict when or whether advertising budgets and the advertising market generally, will return or be comparable to historical levels.

In addition, COVID-19 could impact our Broadcasting segment’s business, financial condition and results of operations in a number of other ways, including, but not limited to:

•negative impact on our broadcast station revenue, as many of our customers also rely on advertising revenues and might be negatively affected by COVID-19;
•slow-down of our ability to build out additional broadcast television stations, as illness, social distancing, and other pandemic-related precautions may result in equipment delivery delays and labor shortages, including the availability of tower crews, an already limited, highly-specialized work force necessary to install broadcast equipment;
•negative impact on our network distribution revenues, as consumers may seek to reduce discretionary spending by cutting back or foregoing subscriptions to cable television or other multichannel video programming distributors;
•negative impact on our financial condition or our ability to fund operations or future investment opportunities due to an increase in the cost or difficulty in obtaining debt or equity financing, or refinancing our debt in the future, or our ability to comply with our covenants;
•impairments of our programming inventory, goodwill and other indefinite-lived intangible assets, and other long-lived assets; and
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online activity.

The magnitude of the impact on our Broadcasting segment will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Part II-Item 1A-Risk Factors."

Debt Obligations

In March 2020, with the proceeds received from the sale of GMSL, the Company repaid $15.0 million of its 2019 Revolving Credit Agreement and $76.9 million of its Senior Secured Notes.

On April 16, 2020 the Company drew $10.0 million on its 2020 Revolving Credit Agreement. The proceeds from the draw are for general corporate purposes.

Dividends

HC2 received $0.5 million in dividends from our Telecommunications segment during the three months ended March 31, 2020.

HC2 received $1.8 million in net management fees during the three months ended March 31, 2020.

On May 4, 2020 HC2 announced that its Construction segment will pay a cash dividend of $15.0 million, or $3.89 per share. As the largest stockholder of DBM Global Inc., HC2 expects to receive approximately $13.9 million of the total dividend payout.

Other

On April 16, 2020, R2 received $10 million in funding from Huadong Medicine Company Limited as part of Huadong's $30 million Series B equity investment in R2. These funds will be used to commercialize R2's revolutionary CryoAesthetic technology which promises physicians a new way to lighten, brighten and rejuvenate skin. This investment represents the second tranche of Huadong's investment at an approximate post-money valuation of $90 million and reduces Pansend's ownership by 7.8% to 56.1%.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Net revenue
Construction	$176.5	$192.1	$(15.6)
Energy	10.4	5.1	5.3
Telecommunications	186.4	155.5	30.9
Insurance	63.8	88.8	(25.0)
Broadcasting	10.1	9.8	0.3
Eliminations (1)	(2.4)	(2.3)	(0.1)
Total net revenue	444.8	449.0	(4.2)

Income (loss) from operations
Construction	2.6	5.7	(3.1)
Energy	1.7	(0.4)	2.1
Telecommunications	0.1	0.6	(0.5)
Insurance	(12.6)	34.4	(47.0)
Life Sciences	(3.2)	(1.8)	(1.4)
Broadcasting	(2.9)	(3.3)	0.4
Other	(1.0)	(0.1)	(0.9)
Non-operating Corporate	(9.1)	(7.2)	(1.9)
Eliminations (1)	(2.4)	(2.3)	(0.1)
Total income (loss) from operations	(26.8)	25.6	(52.4)

Interest expense	(21.3)	(18.8)	(2.5)
Loss on early extinguishment or restructuring of debt	(5.8)	—	(5.8)
Loss from equity investees	(2.5)	(5.9)	3.4
Other income, net	2.8	3.4	(0.6)
(Loss) income from continuing operations	(53.6)	4.3	(57.9)
Income tax benefit (expense)	12.6	(4.0)	16.6
(Loss) income from continuing operations	(41.0)	0.3	(41.3)
Loss from discontinued operations (including loss on disposal of $39.3 million)	(60.0)	(6.6)	(53.4)
Net loss	(101.0)	(6.3)	(94.7)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	17.9	3.5	14.4
Net loss attributable to HC2 Holdings, Inc.	(83.1)	(2.8)	(80.3)
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	(1.2)	1.6
Net loss attributable to common stock and participating preferred stockholders	$(83.5)	$(1.6)	$(81.9)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2020 and 2019, which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended March 31, 2020 decreased $4.2 million to $444.8 million from $449.0 million for the three months ended March 31, 2019. The decrease in revenue was driven by our Insurance segment, net of eliminations, largely driven by unrealized losses resulting from unfavorable market movements in values for preferred stock holdings, partially offset by an increase in gains recognized on fixed maturities, and our Construction segment, primarily driven by lower revenues from our structural steel fabrication and erection business. These were largely offset by increases at our Telecommunications segment, attributed to changes in customer mix and fluctuations in wholesale traffic volumes.

Income (loss) from operations: Income (loss) from operations for the three months ended March 31, 2020 decreased $52.4 million to a loss of $26.8 million from income of $25.6 million for the three months ended March 31, 2019. The decrease in operations was primarily driven by our Insurance segment largely driven by a decline in revenues, due to unrealized losses from unfavorable market movements in values for common and preferred stock holdings as a result of the COVID-19 pandemic, partially offset by an increase in gains recognized on certain fixed maturities. Further adding to the decrease was an increase in policy benefits, changes in reserves, and commissions due to non-recurring favorable claims activity recognized in the comparable period along with unfavorable claims activity and reserves development in the current quarter.

Interest expense: Interest expense for the three months ended March 31, 2020 increased $2.5 million to $21.3 million from $18.8 million for the three months ended March 31, 2019. The increase was largely attributable to an increase in the aggregate principal amount of debt at our Broadcasting segment.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended March 31, 2020 was $5.8 million. This was driven by the write-off of deferred financing costs and original issuance discount related to the $15.0 million pay down of the 2019 Revolving Credit Agreement and the $76.9 million redemption of the Senior Secured Notes at a 4.5% premium.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2020 decreased $3.4 million to $2.5 million from $5.9 million for the three months ended March 31, 2019. The decrease in loss was largely due to lower equity method losses recorded from our equity investment in HMN.

Income tax benefit (expense): Income tax benefit (expense) was a benefit of $12.6 million and an expense of $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit recorded for the three months ended March 31, 2020 primarily relates to a one-time, discrete tax benefit from the carry back of net operating losses at the Insurance segment as a result of the enactment of the CARES Act on March 27, 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended March 31, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities and because no benefit is recognized on the losses of the HC2 U.S. tax consolidated group and the losses of their subsidiaries as valuation allowances are recorded on the deferred tax assets of these companies.

Loss from discontinued operations (including loss on disposal of $39.3 million): Loss from discontinued operations for the three months ended March 31, 2020 increased $53.4 million to $60.0 million from $6.6 million for the three months ended March 31, 2019. The increase in loss was largely driven by the $39.3 million loss on the sale of GMSL. Also contributing to the increase in loss was a $9.0 million increase in net loss from the discontinued entity, GMSL. The company did not recognize a tax benefit in discontinued operations from the loss on sale of GMSL and its subsidiaries due to the application of the UK Substantial Shareholder Exception, which exempt capital gains and losses from taxation.

Preferred dividends, deemed dividends, and repurchase gains: Preferred dividends, and deemed dividends, and repurchase gains for the three months ended March 31, 2020 decreased $1.6 million to a loss of $0.4 million compared to a gain of $1.2 million for the three months ended March 31, 2019.  The decrease was largely driven by the Insurance segment's 2019 purchase of 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount.

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

Construction Segment

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Net revenue	$176.5	$192.1	$(15.6)

Cost of revenue	151.2	162.8	(11.6)
Selling, general and administrative	19.9	19.8	0.1
Depreciation and amortization	2.6	3.9	(1.3)
Other operating (income) expense	0.2	(0.1)	0.3
Income from operations	$2.6	$5.7	$(3.1)

Net revenue: Net revenue from our Construction segment for the three months ended March 31, 2020 decreased $15.6 million to $176.5 million from $192.1 million for the three months ended March 31, 2019. The decrease was primarily driven by lower revenues from our structural steel fabrication and erection business, attributable to a reduction in the scale of project work under execution as large, complex projects underway in the prior period were effectively complete in the current period. This was partially offset by an increase in revenue at GrayWolf due to increased project work in the current period.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended March 31, 2020 decreased $11.6 million to $151.2 million from $162.8 million for the three months ended March 31, 2019. The decrease was primarily driven by the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period. This was partially offset by costs associated with increased project work at GrayWolf.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended March 31, 2020 decreased $1.3 million to $2.6 million from $3.9 million for the three months ended March 31, 2019. The decrease was primarily related to the full depreciation and amortization of assets that took place subsequent to the comparable period.

Energy Segment

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Net revenue	$10.4	$5.1	$5.3

Cost of revenue	5.0	3.2	1.8
Selling, general and administrative	1.6	0.9	0.7
Depreciation and amortization	2.1	1.4	0.7
Income (loss) from operations	$1.7	$(0.4)	$2.1

Net revenue: Net revenue from our Energy segment for the three months ended March 31, 2020 increased $5.3 million to $10.4 million from $5.1 million for the three months ended March 31, 2019. The increase was primarily driven by higher volume-related revenues attributable to the inclusion of the acquired ampCNG stations, which was acquired in June 2019. Additionally, the increase was driven by AFTC revenue related to CNG sales recognized in the current period. The AFTC had not yet been renewed for 2019 in the comparable period.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended March 31, 2020 increased $1.8 million to $5.0 million from $3.2 million for the three months ended March 31, 2019. The increase was due to the overall growth in volume of gasoline gallons delivered and higher commodity and utility costs driven by the acquisition of ampCNG stations.

Selling, general and administrative: Selling, general and administrative expenses from our Energy segment for the three months ended March 31, 2020 increased $0.7 million to $1.6 million from $0.9 million for the three months ended March 31, 2019. The increase was driven by the overall growth of the Energy segment as it continues to increase its national footprint.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the three months ended March 31, 2020 increased $0.7 million to $2.1 million from $1.4 million for the three months ended March 31, 2019. The increase was due to additional depreciation and amortization from the acquisition of ampCNG stations completed in June 2019.

Telecommunications Segment

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Net revenue	$186.4	$155.5	$30.9

Cost of revenue	184.3	152.3	32.0
Selling, general and administrative	1.9	2.5	(0.6)
Depreciation and amortization	0.1	0.1	—
Income from operations	$0.1	$0.6	$(0.5)

Net revenue: Net revenue from our Telecommunications segment for the three months ended March 31, 2020 increased $30.9 million to $186.4 million from $155.5 million for the three months ended March 31, 2019. The increase can be attributed to changes in our customer mix and fluctuations in wholesale traffic volumes, which can result in variability across periods.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended March 31, 2020 increased $32.0 million to $184.3 million from $152.3 million for the three months ended March 31, 2019. The increase was directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributed to market pressures on call termination rates.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the three months ended March 31, 2020 decreased $0.6 million to $1.9 million from $2.5 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in compensation expense due to a lower headcount and reductions in bad debt expense.

Insurance Segment

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Life, accident and health earned premiums, net	$28.5	$29.8	$(1.3)
Net investment income	54.3	53.0	1.3
Net realized and unrealized gains (loss) on investments	(19.0)	6.0	(25.0)
Net revenue	63.8	88.8	(25.0)

Policy benefits, changes in reserves, and commissions	72.4	52.7	19.7
Selling, general and administrative	9.9	8.2	1.7
Depreciation and amortization	(5.9)	(6.5)	0.6
(Loss) income from operations (1)	$(12.6)	$34.4	$(47.0)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2020 and 2019. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended March 31, 2020 decreased $1.3 million to $28.5 million from $29.8 million for the three months ended March 31, 2019. The decrease was primarily related to run-off of the closed blocks of business.

Net investment income: Net investment income from our Insurance segment for the three months ended March 31, 2020 increased $1.3 million to $54.3 million from $53.0 million for the three months ended March 31, 2019. The increase was due to the deployment of cash held in money market accounts into fixed maturity securities and mortgage loans offset by decline in dividend income from a reduction in preferred stock holdings.

Net realized and unrealized gains (loss) on investments: Net realized and unrealized gains (loss) on investments from our Insurance segment for the three months ended March 31, 2020 decreased $25.0 million to a loss of $19.0 million from a gain of $6.0 million for the three months ended March 31, 2019. The decrease was driven by unrealized losses from unfavorable market movements in values for preferred stock holdings as a result of the COVID-19 pandemic, partially offset by an increase in gains recognized on fixed maturities.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended March 31, 2020 increased $19.7 million to $72.4 million from $52.7 million for the three months ended March 31, 2019. The increase was due to non-recurring favorable claims activity recognized in the comparable period along with unfavorable claims activity and reserves development in the current quarter.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended March 31, 2020 increased $1.7 million to $9.9 million from $8.2 million for the three months ended March 31, 2019. The increase was driven by increases in headcount to support the growth of the segment, additional premium taxes, and miscellaneous software expenses.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended March 31, 2020 decreased $0.6 million to $5.9 million from $6.5 million for the three months ended March 31, 2019. The decrease was driven by a reduction in negative VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

Life Sciences Segment

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Selling, general and administrative	$3.2	$1.8	$1.4
Loss from operations	$(3.2)	$(1.8)	$(1.4)

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2020 increased $1.4 million to $3.2 million from $1.8 million for the three months ended March 31, 2019. The increase was driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products.

Broadcasting

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Net revenue	$10.1	$9.8	$0.3

Cost of revenue	5.6	6.2	(0.6)
Selling, general and administrative	5.7	6.4	(0.7)
Depreciation and amortization	1.7	1.4	0.3
Other operating income	—	(0.9)	0.9
Loss from operations	$(2.9)	$(3.3)	$0.4

Net revenue: Net revenue from our Broadcasting segment for the three months ended March 31, 2020 increased $0.3 million to $10.1 million from $9.8 million for the three months ended March 31, 2019. The increase was primarily driven by higher station revenues as our broadcasting segment grew the number of its operating stations, partially offset by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Cost of revenue: Cost of revenue from our Broadcasting segment for the three months ended March 31, 2020 decreased $0.6 million to $5.6 million from $6.2 million for the three months ended March 31, 2019. The overall decrease was primarily driven by cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the three months ended March 31, 2020 decreased $0.7 million to $5.7 million from $6.4 million for the three months ended March 31, 2019. The decrease was primarily due to lower stock-based compensation, acquisition, legal and other overhead expenses.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended March 31, 2020 increased $0.3 million to $1.7 million from $1.4 million for the three months ended March 31, 2019. The increase was driven by additional amortization of fixed assets which were acquired subsequent to the comparable period.

Other operating income: Other operating income from our Broadcasting segment for the three months ended March 31, 2020 decreased $0.9 million to zero from income of $0.9 million for the three months ended March 31, 2019. The change was primarily due to losses from the disposal of fixed assets in the current period.

Other

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Selling, general and administrative	$1.0	$0.1	$0.9
Loss from operations	$(1.0)	$(0.1)	$(0.9)

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended March 31, 2020 increased $0.9 million to $1.0 million from $0.1 million for the three months ended March 31, 2019. The increase was driven by an increase in costs associated with the sale of the Company's equity investment in HMN, expected to close in the second quarter of 2020.

Non-operating Corporate

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Selling, general and administrative	$9.1	$7.2	$1.9
Loss from operations	$(9.1)	$(7.2)	$(1.9)

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2020 increased $1.9 million to $9.1 million from $7.2 million for the three months ended March 31, 2019. The increase was driven by legal costs incurred associated with the consent revocation, acquisition costs, and the annual stockholder meeting related to the current board solicitation matter with certain stockholders of the Company. This was partially offset by reduced overhead costs in the current period.

Loss from Equity Investees

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Life Sciences	$(1.0)	$(1.1)	$0.1
Other	(1.5)	(4.8)	3.3
Loss from equity investees	$(2.5)	$(5.9)	$3.4

Other: Loss from equity investees within our Other segment for the three months ended March 31, 2020 decreased $3.3 million to $1.5 million from $4.8 million for the three months ended March 31, 2019. The decrease was driven by the equity investment in HMN, as the joint venture produced less losses than in the prior period, which is generally attributable to timing of turnkey project work.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, and FCC reimbursements; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; discontinued operations; non-recurring items; and acquisition and disposition costs.

(in millions)	Three months ended March 31, 2020
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(83.1)
Less: Net income attributable to HC2 Holdings Insurance segment								—
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(1.6)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$(0.1)	$0.6	$0.6	$(3.2)	$(6.2)	$(42.1)	$(31.1)	$(81.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.6	2.1	0.1	—	1.7	—	—	6.5
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	—	—	2.3
Other operating (income) expenses	0.2	—	—	—	—	—	—	0.2
Interest expense	2.2	1.2	—	—	3.2	—	14.7	21.3
Other (income) expense, net	0.2	(0.4)	(0.4)	—	1.3	(0.6)	(1.8)	(1.7)
Loss on early extinguishment of debt	—	—	—	—	—	—	5.8	5.8
Income tax (benefit) expense	0.2	—	—	—	—	—	(0.4)	(0.2)
Noncontrolling interest	—	0.3	—	(1.0)	(1.1)	(16.1)	—	(17.9)
Share-based payment expense	—	—	—	—	0.1	—	1.4	1.5
Discontinued Operations	—	—	—	—	—	56.3	3.8	60.1
Non-recurring items	1.3	—	—	—	—	—	1.4	2.7
Acquisition and disposition costs	0.1	—	0.1	—	—	0.9	1.2	2.3
Adjusted EBITDA	$9.0	$3.8	$0.4	$(4.2)	$(1.0)	$(1.6)	$(5.0)	$1.4

Total Core Operating Subsidiaries	$13.2

(in millions)	Three months ended March 31, 2019
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(2.8)
Less: Net income attributable to HC2 Holdings Insurance segment								33.8
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(2.3)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$2.1	$(0.6)	$0.6	$(2.6)	$(4.4)	$(5.8)	$(23.6)	$(34.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.9	1.4	0.1	—	1.4	—	—	6.8
Depreciation and amortization (included in cost of revenue)	2.1	—	—	—	—	—	—	2.1
Other operating (income) expenses	(0.1)	—	—	—	(0.9)	—	—	(1.0)
Interest expense	2.5	0.4	—	—	1.6	—	14.2	18.7
Other (income) expense, net	—	0.1	—	—	0.1	—	—	0.2
Gain on sale and deconsolidation of subsidiary	—	—	—	—	—	(0.8)	(2.7)	(3.5)
Income tax (benefit) expense	1.0	—	—	—	—	—	2.3	3.3
Noncontrolling interest	0.1	(0.3)	—	(0.3)	(0.6)	(2.4)	—	(3.5)
Share-based payment expense	—	—	—	—	—	—	1.1	1.1
Discontinued operations	—	—	—	—	0.2	4.1	2.5	6.8
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.8	—	0.1	—	0.1	—	0.1	1.1
Adjusted EBITDA	$12.4	$1.0	$0.8	$(2.9)	$(2.5)	$(4.9)	$(6.1)	$(2.2)

Total Core Operating Subsidiaries	$14.2

Construction: Net income (loss) from our Construction segment for the three months ended March 31, 2020 decreased $2.2 million to a loss of $0.1 million from income $2.1 million for the three months ended March 31, 2019. Adjusted EBITDA from our Construction segment for the three months ended March 31, 2020 decreased $3.4 million to $9.0 million from $12.4 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period. This was partially offset by increased project work at GrayWolf over the comparable period.

Energy: Net income (loss) from our Energy segment for the three months ended March 31, 2020 increased by $1.2 million to income of $0.6 million from a loss of $0.6 million for the three months ended March 31, 2019. Adjusted EBITDA from our Energy segment for the three months ended March 31, 2020 increased $2.8 million to $3.8 million from $1.0 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA was primarily driven by higher volume-related revenues from the acquisition of ampCNG stations in June 2019 and the AFTC recognized in the current period which had not yet been renewed in the comparable period. Partially offsetting these increases were higher selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.

Telecommunications: Net income from our Telecommunications segment was of $0.6 million for the three months ended March 31, 2020, unchanged from the three months ended March 31, 2019. Adjusted EBITDA from our Telecommunications segment for the three months ended March 31, 2020 decreased $0.4 million to $0.4 million from $0.8 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA was primarily due to a contraction of wholesale call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases and reductions in bad debt expense.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2020 increased $0.6 million to a loss of $3.2 million from a loss of of $2.6 million for the three months ended March 31, 2019. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2020 increased $1.3 million to $4.2 million from $2.9 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products. This was partially offset by fewer expenses at the Pansend holding company and Genovel.

Broadcasting: Net loss from our Broadcasting segment for the three months ended March 31, 2020 increased $1.8 million to a loss of $6.2 million from a loss of $4.4 million for the three months ended March 31, 2019. Adjusted EBITDA loss from our Broadcasting segment for the three months ended March 31, 2020 decreased $1.5 million to $1.0 million from $2.5 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA loss was primarily driven by increased revenue from broadcast stations, as well as cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations, and a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Other and Eliminations: Net loss from our Other and Eliminations segment for the three months ended March 31, 2020 increased $36.3 million to a loss of $42.1 million from a loss of $5.8 million for the three months ended March 31, 2019. Adjusted EBITDA loss from our Other and Eliminations segment for the three months ended March 31, 2020 decreased $3.3 million to $1.6 million from $4.9 million for the three months ended March 31, 2019. The decrease in EBITDA loss for Other and Eliminations was driven by a reduction in losses for the HMN investment, which is generally attributable to the timing of turnkey project work.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended March 31, 2020 increased $7.5 million to a loss of $31.1 million from a loss of $23.6 million for the three months ended March 31, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2020 decreased $1.1 million to $5.0 million from $6.1 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA loss was driven by severance payments made in the comparable period and reduced overhead expenses.

(in millions):	Three months ended March 31,
	2020	2019	Increase / (Decrease)
Construction	$9.0	$12.4	$(3.4)
Energy	3.8	1.0	2.8
Telecommunications	0.4	0.8	(0.4)
Total Core Operating Subsidiaries	13.2	14.2	(1.0)

Life Sciences	(4.2)	(2.9)	(1.3)
Broadcasting	(1.0)	(2.5)	1.5
Other and Eliminations	(1.6)	(4.9)	3.3
Total Early Stage and Other	(6.8)	(10.3)	3.5

Non-Operating Corporate	(5.0)	(6.1)	1.1
Adjusted EBITDA	$1.4	$(2.2)	$3.6

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

Management defines Insurance AOI as Net income for the Insurance segment adjusted to exclude the impact of net investment gains (losses), including OTTI losses recognized in operations; asset impairment; intercompany elimination; gain on bargain purchase; gain on reinsurance recaptures; and acquisition costs. Management defines Pre-tax Insurance AOI as Insurance AOI adjusted to exclude the impact of income tax (benefit) expense recognized during the current period. Management believes that Insurance AOI and Pre-tax Insurance AOI provide meaningful financial metrics that help investors understand certain results and profitability. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three months ended March 31,
	2020	2019	Increase / (Decrease)
Net income - Insurance segment	$—	$33.8	$(33.8)
Effect of investment losses (gains) (1)	19.0	(6.0)	25.0
Acquisition costs	—	0.2	(0.2)
Insurance AOI	19.0	28.0	(9.0)
Income tax expense (benefit)	(12.4)	0.7	(13.1)
Pre-tax Insurance AOI	$6.6	$28.7	$(22.1)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three months ended March 31, 2020 and 2019. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the three months ended March 31, 2020 decreased $33.8 million to zero from $33.8 million for the three months ended March 31, 2019. Pre-tax Insurance AOI for the three months ended March 31, 2020 decreased $22.1 million to $6.6 million from $28.7 million for three months ended March 31, 2019. The decrease was primarily driven by non-recurring favorable claims activity recognized in the comparable period and additional unfavorable claims activity and reserve developments in the current year. Additionally, the Insurance segment incurred larger expenses due to increases in headcount and other overhead to support the growth of the segment, additional premium taxes, and miscellaneous software expenses.

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

Construction Segment

At March 31, 2020, DBMG's backlog was $485.5 million, consisting of $401.0 million under contracts or purchase orders and $84.5 million under letters of intent or notices to proceed. Approximately $108.0 million, representing 22.3% of DBMG’s backlog at March 31, 2020, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, 2020 Revolving Credit Agreement, 7.5% convertible notes due 2022 (the "Convertible Notes"), dividend payments on its Preferred Stock and recurring operational expenses.

As of March 31, 2020, the Company had $186.9 million of cash and cash equivalents compared to $228.8 million as of December 31, 2019. On a stand-alone basis, as of March 31, 2020, HC2 had cash and cash equivalents of $3.6 million compared to $11.6 million at December 31, 2019. At March 31, 2020, cash and cash equivalents in our Insurance segment was $122.3 million compared to $170.5 million at December 31, 2019.

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

As of March 31, 2020, the Company had $711.7 million of indebtedness on a consolidated basis compared to $805.0 million as of December 31, 2019. On a stand-alone basis, as of March 31, 2020 and December 31, 2019, HC2 had indebtedness of $448.0 million and $540.0 million, respectively.

HC2's stand-alone debt consists of the $393.0 million aggregate principal amount of the Senior Secured Notes and the $55.0 million aggregate principal amount of the Convertible Notes. HC2 is required to make semi-annual interest payments on its Senior Secured Notes and Convertible Notes. Subsequent to March 31, 2020, HC2 drew $10.0 million on its 2020 Revolving Credit Agreement. HC2 is required to make quarterly interest payments on its 2020 Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $0.5 million in dividends from our Telecommunications segment during the three months ended March 31, 2020.

HC2 received $1.8 million in net management fees during the three months ended March 31, 2020.

On May 4, 2020 HC2 announced that its Construction segment will pay a cash dividend of $15.0 million, or $3.89 per share. As the largest stockholder of DBM Global Inc., HC2 expects to receive approximately $13.9 million of the total dividend payout.

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

Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity in the first quarter of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends from our operating subsidiaries, tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Additionally, in response to the COVID-19 pandemic, our corporate staff has begun working remotely and many of our key vendors, and consultants have similarly begun to work remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions.

Indebtedness

See Note 14. Debt Obligations and Note 22. Subsequent Events, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our long-term debt.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and cash equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of March 31, 2020, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the Company's Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2020, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of March 31, 2020, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2020, that the Company will not permit the Fixed Charge Coverage Ratio (as defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (as defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year. As of March 31, 2020, the Company was in compliance.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our continuing operating, investing and financing activities and the amount of the respective changes between the periods (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019
Operating activities	$36.1	$34.0	$2.1
Investing activities	67.1	(56.5)	123.6
Financing activities	(145.8)	(3.8)	(142.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.1	0.4
Net decrease in cash, cash equivalents and restricted cash	$(42.1)	$(26.2)	$(15.9)

Operating Activities

Cash provided by operating activities was $36.1 million for the three months ended March 31, 2020 as compared to cash provided by operating activities of $34.0 million for the three months ended March 31, 2019. The $2.1 million change was the result of the working capital improvements in our Construction and Energy segments. Our Construction segment benefited from increased billings in excess of costs on new projects, while our Energy segment benefited from AFTC related collections in the current period. These increases were offset by the working capital declines in our Telecommunication and Insurance segments. Our Telecommunication segment experienced a decline due to the timing of vendor payments and receivables collections, while our Insurance segment recorded a large tax receivable during the current quarter as a result of the CARES Act, refer to Note 15. Income Taxes for further detail.

Investing Activities

Cash provided by investing activities was $67.1 million for the three months ended March 31, 2020 as compared to cash used in investing activities of $56.5 million for the three months ended March 31, 2019. The $123.6 million change was a result of the sale of GMSL, in which $144.0 million in cash was received, partially offset by cash used from net investing activity at our Insurance segment.

Financing Activities

Cash used in financing activities was $145.8 million for the three months ended March 31, 2020 as compared to cash used in financing activities of $3.8 million for the three months ended March 31, 2019. The $142.0 million change was largely a result of the principal payments on debt obligations at our Corporate segment of $95.4 million and payments to minority shareholders at our Other segment of $42.5 million, both from proceeds received from the sale of GMSL.

Construction

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for its operating expenses, interest payments on debt, capital expenditures, and dividends for the foreseeable future.

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2020 debt balance, DBMG anticipates that its interest payments will be approximately $2.4 million each quarter of 2020.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed.

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

Market environment

As of March 31, 2020, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business. Due to the COVID-19 pandemic, CIG performed adverse stress testing of investments and reserves which still yielded results in ending the year with a Risk-Based Capital (" RBC") well above regulatory minimums.

Dividend Limitations

CIG's insurance subsidiary is subject to Texas statutory provisions that restrict the payment of dividends. The maximum amount of dividends which can be paid to stockholders by life insurance companies domiciled in the State of Texas without prior approval of the Insurance Commissioner is the greater of 10% of surplus as regards to policyholders or net gain on operations as of the preceding year end, but only to the extent of earned surplus as of the preceding year end. The maximum amount of dividends payable in 2020 and 2019 without prior approval was $0 based on statutory earned deficit.

In addition to the limitations noted above, laws and regulations require, among other items, that the CIG’s insurance subsidiary maintain minimum solvency requirements, which may limit the amount of dividends this subsidiary can pay.

Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary RBC ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of March 31, 2020, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

Insurance Companies Capital Contributions

The Company has an agreement with the Texas Department of Insurance (“TDOI”) that, for two years from August 9, 2018, CIG will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 450% of CGI’s authorized control level risk-based capital and for three years from August 9, 2020, CIG will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

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

Investments

At March 31, 2020 and December 31, 2019, CIG’s investment portfolio is comprised of the following (in millions):

	March 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$8.8	0.2%	$7.7	0.2%
States, municipalities and political subdivisions	427.4	10.4%	440.1	9.9%
Residential mortgage-backed securities	61.0	1.5%	66.9	1.5%
Commercial mortgage-backed securities	99.7	2.4%	109.4	2.5%
Asset-backed securities	541.2	13.2%	577.8	13.1%
Corporate and other (*)	2,654.9	64.9%	2,866.8	64.8%
Common stocks (*)	24.8	0.6%	25.6	0.6%
Perpetual preferred stocks (*)	100.5	2.5%	118.9	2.7%
Mortgage loans	142.2	3.5%	183.5	4.1%
Policy loans	18.9	0.5%	19.1	0.4%
Other invested assets	10.6	0.3%	7.2	0.2%
Total	$4,090.0	100.0%	$4,423.0	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	March 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,879.2	49.6%	$1,954.9	48.1%
BBB	1,671.6	44.1%	1,834.5	45.1%
Total investment grade	3,550.8	93.7%	3,789.4	93.2%
BB	179.4	4.7%	210.7	5.2%
B	16.5	0.4%	18.0	0.4%
CCC, CC, C	37.7	1.0%	37.9	0.9%
D	8.6	0.2%	12.7	0.3%
Total non-investment grade	242.2	6.3%	279.3	6.8%
Total	$3,793.0	100.0%	$4,068.7	100.0%
Off-Balance Sheet Arrangements

DBMG’s off-balance sheet arrangements at March 31, 2020 included letters of credit of $9.1 million under Credit and Security Agreements and performance bonds of $127.1 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2020. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 19. Related Parties to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

HC2 Holdings, Inc. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the effect of the recent novel coronavirus (“COVID-19”) pandemic and related governmental responses on our business, financial condition and results of operations;
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

Construction / DBM Global Inc.

Our actual results or other outcomes of DBM Global, Inc. and its wholly-owned subsidiaries ("DBMG"), and, thus, our Construction segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our ability to maintain efficient staffing and productivity as well as delays and cancellations as a result of the COVID-19 pandemic;
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

•reductions in demand for our products as a result of the COVID-19 pandemic;
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

Insurance / Continental Insurance Group Ltd.

Our actual results or other outcomes of Continental Insurance Group Ltd. ("CIG"), the parent operating company of Continental General Insurance Company ("CGI"), which together comprise our Insurance segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our ability to timely collect premiums resulting from impacts of regulations responding to the COVID-19 pandemic;
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

•our ability to attract advertisers during the COVID-19 pandemic;
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
•our Other segment’s ability to effectively implement its business strategy or be successful in the operation of its business; and
•risks associated with our equity method investment that operates in China (i.e., Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary);

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 16. Commitments and Contingencies to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than noted below, there have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Risks Related to our Businesses

Our business, operating results and financial condition may be adversely impacted by COVID-19.

We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our businesses and operations. We operate in a number of industries and geographies that are expected to be impacted materially by the COVID-19 pandemic. The scope of the effects of the COVID-19 pandemic and its related economic impact on our businesses depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically as to our businesses. While the full extent to which the COVID-19 pandemic may adversely impact our results is uncertain, the adverse impact of the COVID-19 pandemic may be material to our businesses.

The pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. During the COVID-19 pandemic and even after it has subsided, the Company may continue to experience adverse impacts to the Company’s business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause its ultimate customers and potential customers to postpone or reduce spending on its products or put downward pressure on prices. In addition, the illness, incapacitation or death due to COVID-19 of any key personnel of our businesses can have a material impact on our financial condition and results of operations.

Many governments have implemented policies intended to stop or slow the further spread of COVID-19, such as shelter-in-place orders, travel bans, declarations of states of emergency, business closures, manufacturing and other commercial restrictions and closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time.

The Company’s top priority is to protect its employees and their families, and those of the Company’s customers. The Company is taking precautionary measures as directed by health authorities and the local government, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect them, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations.

Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact its business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The extent that the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the Company’s level of indebtedness, its ability to comply with the financial covenants contained in the agreements that govern the Company’s indebtedness and volatility of the Company’s common stock price.

Risks Related to the Construction Segment

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects, however there have not been material impacts during the three months ended March 31, 2020. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. likely will cause the timing of revenue and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

Risks Related to the Insurance Segment

Our Insurance segment may incur increased losses under insurance policies that it has written including group life insurance, individual life insurance, and annuities, which may result in increased death claims due to COVID-19 mortality. Our Insurance segment has not written or does not retain any risk for workers’ compensation, short-term disability, general liability, surety, director and officer liability, and employment practices liability which are key insurance liabilities that may be directly impacted by COVID-19.

Our Insurance segment does not actively issue or market new policies, therefore there is no potential disruptions to brokers or agents that would have an impact on operations.

In addition, our insurance segment relies on timely collections of premiums due from our customers. Regulatory requirements applicable to our Insurance segment to extend premium grace periods (e.g., FL Memorandum OIR – 20-04M), potential delays in obtaining rate increase approvals for the long-term care liabilities, and increased demands for cash surrender values for life and annuity liabilities may negatively impacted our cash flows and result of operations.

Risks related to our Life Sciences Segment

Our Life Sciences segment may be adversely disrupted by the effects of the COVID-19 pandemic. For example, requirements to implement COVID-19 operational measures at clinical trial sites may result in clinical studies in some locations being delayed. Such delays may slow progress towards regulatory clearances and approval of our products in the U.S. and globally. In addition, stay-in-place orders of governmental authorities have impacted the ability of our employees to continue to conduct research and development activities despite our work-from-home policies. Disruptions in our labor force and in the labor force of our suppliers may also lead to delays in our manufacturing scale up, which in turn could result in delays in our product launch plans and ultimate customer adoption of our products. In the event that we are unable to achieve anticipated regulatory clearances or commence certain clinical trials in a timely manner due to the ongoing pandemic, we could fail to achieve the final milestones under our stock purchase agreements with Hangzhou Huasheng Investment Management Co., Ltd. (“Hangzhou”) which in turn could result in Hangzhou determining not to purchase the final $10.0 million of preferred stock for R2, and not to purchase the final $15.0 million of preferred stock for MediBeacon, and our inability to continue our operations.

The ultimate impact of the COVID-19 pandemic on the business operations of our Life Science segment is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain or address its impact in the short and long term, among others.

Risks related to our Broadcasting Segment

Our Broadcasting segment has been, and may continue to be, impacted by the COVID-19 pandemic in numerous ways. Broadcasting is dependent on advertising revenue, and numerous advertisers have reduced or suspended their purchase of television advertising time, primarily due to the cessation of local consumer business activity mandated by state governors. Many of the top industries that are heavy television advertisers have suffered from these business shut downs, including the significant industry sectors relating to travel, entertainment and theme parks, auto sales, all consumer retail, casual dining and quick serve restaurants. We may also be indirectly impacted by the slow-down in television advertising by our spectrum lease clients. These clients pay us lease fees to air their programming on our television stations, and many of them rely on advertising revenue from those television stations to pay such spectrum lease fees. Losses in our clients’ advertising revenue could expose us to consequential loss of broadcast station revenue.

In addition, the COVID-19 pandemic has slowed down our ability to build out our additional television stations. Illness, social distancing, and other pandemic-related precautions have resulted in equipment delivery delays and labor shortages, including the availability of tower crews, an already limited, highly-specialized and thinly-stretched work force necessary to install our broadcast antennas and related equipment. We depend on operational stations for our revenue, and delays in completing our station builds will directly result in delays in monetizing those stations.

Our ability to refinance our short term debt may be compromised to the extent COVID-19 disrupts our access to the high-yield debt markets.

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

2.1
Share Purchase Agreement, dated January 30, 2020, by and among New Saxon 2019 Limited, Trafalgar AcquisitionCo, Ltd., and Global Marine Holdings, Limited (solely for purposes of Section 2.04(a), Section 6.01, Section 6.02, Section 6.03, Section 6.07 and Article X) (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on January 30, 2020) (File No. 001-35210).

4.1
First Omnibus Amendment to Secured Notes and Intercreditor Agreement by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting, Inc., HC2 Network Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., and MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended Mach 31, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.
Date:	May 11, 2020	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)