Form 10-Q
period 2020-06-30
HC2 HOLDINGS, INC.
filed 2020-08-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210

HC2 HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Park Avenue, 29th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

As of July 31, 2020, 46,803,140 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$299.4	$400.5	$682.8	$763.0
Life, accident and health earned premiums, net	29.6	29.9	58.2	59.8
Net investment income	48.5	50.3	100.4	101.4
Net realized and unrealized gains (losses) on investments	(0.5)	(1.5)	(19.6)	4.0
Net revenue	377.0	479.2	821.8	928.2
Operating expenses
Cost of revenue	262.1	350.6	608.2	675.1
Policy benefits, changes in reserves, and commissions	63.0	48.0	135.4	100.7
Selling, general and administrative	48.1	46.2	100.4	93.1
Depreciation and amortization	1.1	1.2	1.7	1.5
Other operating income	(2.2)	(0.4)	(2.0)	(1.4)
Total operating expenses	372.1	445.6	843.7	869.0
Income (loss) from operations	4.9	33.6	(21.9)	59.2
Interest expense	(21.4)	(19.1)	(42.7)	(37.9)
Loss on early extinguishment or restructuring of debt	(3.4)	—	(9.2)	—
(Loss) income from equity investees	(0.2)	7.2	(2.7)	1.3
Gain on bargain purchase	—	1.1	—	1.1
Other income (loss)	64.0	(4.8)	66.8	(1.4)
Income (loss) from continuing operations before income taxes	43.9	18.0	(9.7)	22.3
Income tax expense	(15.4)	(1.1)	(2.8)	(5.1)
Income (loss) from continuing operations	28.5	16.9	(12.5)	17.2
Loss from discontinued operations (including loss on disposal of $39.3 million)	—	(7.7)	(60.0)	(14.3)
Net income (loss)	28.5	9.2	(72.5)	2.9
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(15.4)	0.2	2.5	3.7
Net income (loss) attributable to HC2 Holdings, Inc.	13.1	9.4	(70.0)	6.6
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	0.8	(0.8)
Net income (loss) attributable to common stock and participating preferred stockholders	$12.7	$9.0	$(70.8)	$7.4

Income (loss) per share - continuing operations
Basic:	$0.26	$0.34	$(0.56)	$0.42
Diluted:	$0.26	$0.24	$(0.56)	$0.28

Loss per share - discontinued operations
Basic:	$—	$(0.15)	$(0.97)	$(0.27)
Diluted:	$—	$(0.12)	$(0.97)	$(0.20)

Income (loss) per share - Net income (loss) attributable to participating securities
Basic:	$0.26	$0.19	$(1.53)	$0.15
Diluted:	$0.26	$0.12	$(1.53)	$0.08

Weighted average common shares outstanding:
Basic:	46.8	45.6	46.3	45.2
Diluted:	46.9	58.1	46.3	59.9

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$28.5	$9.2	$(72.5)	$2.9
Other comprehensive income (loss)
Foreign currency translation adjustment	3.8	(0.7)	4.0	0.2
Unrealized gains (losses) on available-for-sale securities	283.8	81.4	7.8	229.6
Dispositions	(0.7)	—	22.1	—
Other comprehensive income (loss)	286.9	80.7	33.9	229.8
Comprehensive income (loss)	315.4	89.9	(38.6)	232.7
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	16.2	0.4	7.3	3.6
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$331.6	$90.3	$(31.3)	$236.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30,	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$4,116.3	$4,028.9
Equity securities	73.8	92.5
Mortgage loans	128.8	183.5
Policy loans	18.5	19.1
Other invested assets	60.8	68.1
Total investments	4,398.2	4,392.1
Cash and cash equivalents	203.8	228.8
Accounts receivable, net	261.2	311.8
Recoverable from reinsurers	958.4	953.7
Deferred tax asset	2.2	2.7
Property, plant and equipment, net	220.2	223.7
Goodwill	112.6	112.5
Intangibles, net	218.2	221.7
Assets held for sale	—	323.3
Other assets	258.5	188.0
Total assets	$6,633.3	$6,958.3

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,608.8	$4,567.1
Annuity reserves	233.1	236.4
Value of business acquired	209.6	221.1
Accounts payable and other current liabilities	283.0	306.2
Deferred tax liability	101.6	83.7
Debt obligations	633.8	773.6
Liabilities held for sale	—	153.9
Other liabilities	179.5	151.1
Total liabilities	6,249.4	6,493.1
Commitments and contingencies
Temporary equity
Preferred stock	10.3	10.3
Redeemable noncontrolling interest	8.4	11.3
Total temporary equity	18.7	21.6
Stockholders’ equity
Common stock, $0.001 par value	—	—
Shares authorized: 80,000,000 at June 30, 2020 and December 31, 2019;
Shares issued: 47,660,135 and 46,810,676 at June 30, 2020 and December 31, 2019;
Shares outstanding: 46,550,384 and 46,067,852 at June 30, 2020 and December 31, 2019, respectively
Additional paid-in capital	288.5	281.1
Treasury stock, at cost: 1,109,751 and 742,824 shares at June 30, 2020 and December 31, 2019, respectively	(4.2)	(3.3)
Accumulated deficit	(166.7)	(96.7)
Accumulated other comprehensive income (loss)	201.7	168.7
Total HC2 Holdings, Inc. stockholders’ equity	319.3	349.8
Noncontrolling interest	45.9	93.8
Total stockholders’ equity	365.2	443.6
Total liabilities, temporary equity and stockholders’ equity	$6,633.3	$6,958.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2020	46.5	$—	$282.7	$(4.2)	$(179.8)	$(84.6)	$14.1	$46.4	$60.5	$18.6
Share-based compensation	—	—	0.3	—	—	—	0.3	—	0.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	2.9	—	—	—	2.9	—	2.9	(2.9)
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	2.8	—	—	—	2.8	(15.2)	(12.4)	1.5
Net income	—	—	—	—	13.1	—	13.1	14.0	27.1	1.4
Other comprehensive income	—	—	—	—	—	286.3	286.3	0.7	287.0	0.1
Balance as of June 30, 2020	46.6	$—	$288.5	$(4.2)	$(166.7)	$201.7	$319.3	$45.9	$365.2	$18.7

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	2.9	—	—	—	2.9	—	2.9	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.2)	—	—	—	(1.2)	—	(1.2)	1.2
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	—
Issuance of common stock	0.9	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	6.1	—	—	—	6.1	(55.3)	(49.2)	(4.0)
Net loss	—	—	—	—	(70.0)	—	(70.0)	(1.0)	(71.0)	(1.5)
Other comprehensive income	—	—	—	—	—	33.0	33.0	8.4	41.4	1.4
Balance as of June 30, 2020	46.6	$—	$288.5	$(4.2)	$(166.7)	$201.7	$319.3	$45.9	$365.2	$18.7

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2019	45.6	$—	$264.4	$(3.2)	$(64.3)	$36.2	$233.1	$99.1	$332.2	$17.6
Share-based compensation	—	—	2.2	—	—	—	2.2	—	2.2	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	5.2	—	—	—	5.2	2.1	7.3	3.1
Other	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Net income (loss)	—	—	—	—	9.4	—	9.4	(0.1)	9.3	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	80.9	80.9	(0.2)	80.7	—
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	4.7	—	—	—	4.7	—	4.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	—
Issuance of common stock	1.1	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	4.7	—	—	—	4.7	(0.9)	3.8	3.1
Other	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	—
Net income (loss)	—	—	—	—	6.6	—	6.6	(3.2)	3.4	(0.5)
Other comprehensive income	—	—	—	—	—	229.7	229.7	0.1	229.8	—
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6
See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(72.5)	$2.9
Less: Loss from discontinued operations, net of tax	(60.0)	(14.3)
Income (loss) from continuing operations	(12.5)	17.2
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities
Depreciation and amortization	6.3	6.0
Amortization of deferred financing costs and debt discount	7.7	5.7
Amortization of (discount) premium on investments	4.1	3.9
Loss on early extinguishment or restructuring of debt	9.2	—
Loss (income) from equity investees	2.7	(1.3)
Deferred income taxes	18.4	(1.7)
Net realized and unrealized gains on investments	(53.8)	(3.5)
Other operating activities	12.0	4.3
Changes in assets and liabilities, net of acquisitions and disposition:
Accounts receivable	50.1	30.6
Recoverable from reinsurers	(4.8)	0.2
Other assets	(44.5)	2.9
Life, accident and health reserves	41.6	12.9
Accounts payable and other current liabilities	(2.6)	(30.2)
Other liabilities	14.7	(13.4)
Cash provided by continuing operating activities	48.6	33.6
Cash (used in) provided by discontinued operating activities	(0.8)	3.2
Cash provided by operating activities	47.8	36.8
Cash flows from investing activities
Purchase of property, plant and equipment	(11.7)	(11.0)
Disposal of property, plant and equipment	0.6	1.1
Purchase of investments	(523.5)	(575.3)
Sale of investments	394.9	449.3
Maturities and redemptions of investments	52.1	37.2
Sale of equity method investments	85.5	—
Cash received from dispositions, net	144.0	—
Cash paid for acquisitions, net	—	(53.5)
Other investing activities	4.0	3.2
Cash provided by (used in) continuing investing activities	145.9	(149.0)
Cash used in discontinued investing activities	(7.0)	(5.6)
Cash provided by (used in) investing activities	138.9	(154.6)
Cash flows from financing activities
Proceeds from debt obligations	—	77.2
Principal payments on debt obligations	(157.4)	(5.1)
Cash received by subsidiary to issue preferred stock	—	8.9
Cash paid by subsidiary to purchase HC2 preferred stock	—	(8.3)
Annuity receipts	0.9	1.1
Annuity surrenders	(7.4)	(9.5)
Transactions with noncontrolling interests	(52.1)	5.5
Other financing activities	(4.2)	(3.3)
Cash (used in) provided by continuing financing activities	(220.2)	66.5
Cash (used in) provided by discontinued financing activities	(2.4)	2.5
Cash (used in) provided by financing activities	(222.6)	69.0
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.3
Net change in cash, cash equivalents and restricted cash	(25.1)	(48.6)
Cash, cash equivalents and restricted cash, beginning of period	230.4	321.3
Cash, cash equivalents and restricted cash, end of period	$205.3	$272.7

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

5.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

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

7.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in Huawei Marine Networks Co., Limited (“HMN”), its 19% equity method investment with Huawei Technologies Co., Ltd., and the discontinued operations of Global Marine Systems Limited ("GMSL").

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of June 30, 2020, the results of DBMG, GMH, ANG, ICS, CIG, Genovel, R2, and HC2 Broadcasting have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2020.

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

Liquidity

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

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the continued impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however if the pandemic continues it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

Other Income (Loss)

The following table provides information related to Other income (loss) (in millions):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on embedded derivatives	$(8.1)	$3.2	$(5.7)	$5.6
Gain on sale of equity method investments	71.1	—	71.1	—
Other income (expense), net	1.0	(8.0)	1.4	(7.0)
Total	$64.0	$(4.8)	$66.8	$(1.4)
Statement of Cash Flows

The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	June 30,
	2020	2019
Cash and cash equivalents, beginning of period	$228.8	$315.9
Restricted cash included in other assets	1.6	5.4
Total cash and cash equivalents and restricted cash	$230.4	$321.3

Cash and cash equivalents, end of period	$203.8	$271.2
Restricted cash included in other assets	1.5	1.5
Total cash and cash equivalents and restricted cash	$205.3	$272.7

Supplemental cash flow information:
Cash paid for interest	$34.1	$32.7
Cash paid for taxes, net of (refunds)	$7.8	$3.6
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$5.2	$6.0
Investments included in accounts receivable	$20.0	$9.7
Investments included in accounts payable	$8.6	$31.6

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Long-Duration Contracts

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB in August 2018 and is expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements. The standard is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the Company's accounting and disclosure requirements for it's long-duration insurance contracts. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its Condensed Consolidated Financial Statements.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

3. Discontinued Operations

The sale of GMSL closed on February 28, 2020. As a result of the sale, the results of GMSL and transaction related expenses directly attributable to the sale were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$—	$39.4	$17.3	$81.8
Cost of revenue	—	30.6	18.2	63.8
Selling, general and administrative	—	5.9	13.7	11.9
Depreciation and amortization	—	6.4	3.8	13.0
Other operating expenses	—	(0.8)	—	(0.2)
Loss from operations	—	(2.7)	(18.4)	(6.7)
Interest expense	—	(3.9)	(3.6)	(7.4)
Loss on sale of subsidiary	—	—	(39.3)	—
(Loss) income from equity investees	—	(1.1)	0.5	(0.1)
Other income	—	0.1	0.9	—
Pre-tax loss from discontinued operations	—	(7.6)	(59.9)	(14.2)
Income tax benefit (expense)	—	(0.1)	(0.1)	(0.1)
Loss from discontinued operations	$—	$(7.7)	$(60.0)	$(14.3)

The Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI.

The net proceeds from the sale of GMSL were used to repay HC2’s $15.0 million under the 2019 Revolving Credit Agreement (as defined below) and redeem $76.9 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

As a result of the repayment of $15.0 million 2019 Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the three and six months ended June 30, 2020 and 2019 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$—	$0.2	$0.2	$0.2
Amortization of deferred financing costs and original issuance discount	$—	$0.1	$0.1	$0.1

As a result of the mandatory redemption of $76.9 million on the Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and six months ended June 30, 2020 and 2019, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$—	$2.2	$2.2	$4.4
Amortization of deferred financing costs and original issuance discount	$—	$0.3	$0.2	$0.5

Summarized assets and liabilities of the discontinued operations are as follows (in millions):

December 31,
2019
Assets
Other invested assets	$16.9
Cash and cash equivalents	10.2
Accounts receivable, net	26.0
Property, plant and equipment, net	182.1
Goodwill	14.3
Intangibles, net	5.3
Other assets	68.5
Total assets held for sale	$323.3

Liabilities
Accounts payable and other current liabilities	$33.4
Debt obligations	65.6
Pension Liability	18.8
Other liabilities	36.1
Total liabilities held for sale	$153.9

For further details related to the sale of GMSL, see note 5. Acquisitions, Dispositions, and Deconsolidations.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (1)
Construction	$172.3	$195.7	$348.8	$387.8
Energy	10.3	5.5	20.7	10.6
Telecommunications	107.3	189.3	293.7	344.8
Broadcasting	9.5	10.0	19.6	19.8
Total revenue	$299.4	$400.5	$682.8	$763.0
(1) The Insurance segment does not have revenues in scope of ASC 606.

Accounts receivables, net from contracts with customers consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Accounts receivables with customers
Construction	$176.1	$199.2
Energy	12.1	31.1
Telecommunications	43.9	51.9
Broadcasting	7.1	8.5
Total accounts receivables with customers	$239.2	$290.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Construction Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial	$54.0	$52.9	$116.8	$112.3
Convention	1.4	28.4	3.8	57.1
Healthcare	4.7	13.6	12.6	22.4
Industrial	59.6	62.7	118.4	116.5
Transportation	23.5	16.3	39.9	34.4
Leisure	11.3	11.5	27.3	26.3
Other	17.2	10.1	29.4	18.6
Total revenue from contracts with customers	171.7	195.5	348.2	387.6
Other revenue	0.6	0.2	0.6	0.2
Total Construction segment revenue	$172.3	$195.7	$348.8	$387.8

Contract assets and contract liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Contract assets	$57.7	$50.6
Contract liabilities	$(68.1)	$(50.6)

The change in contract assets is a result of the recording of $19.5 million of costs in excess of billings driven by new commercial projects, offset by $12.4 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $53.6 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $36.1 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$114.5	$2.9	$117.4
Convention	25.0	2.5	27.5
Healthcare	48.3	—	48.3
Industrial	80.5	—	80.5
Transportation	36.9	—	36.9
Leisure	13.3	—	13.3
Other	71.1	—	71.1
Remaining unsatisfied performance obligations	$389.6	$5.4	$395.0

DBMG includes an additional $15.3 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Energy Segment

The following table disaggregates ANG's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Volume-related	$8.3	$5.3	$17.0	$10.1
Maintenance services	—	—	—	—
Total revenue from contracts with customers	8.3	5.3	17.0	10.1
RNG incentives	0.1	0.1	0.2	0.4
Alternative fuel tax credit	1.3	—	2.7	—
Other revenue	0.6	0.1	0.8	0.1
Total Energy segment revenue	$10.3	$5.5	$20.7	$10.6

Telecommunications Segment

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Termination of long distance minutes	$107.3	$189.3	$293.7	$344.8
Total revenue from contracts with customers	107.3	189.3	293.7	344.8
Other revenue	—	—	—	—
Total Telecommunications segment revenue	$107.3	$189.3	$293.7	$344.8

Broadcasting Segment

The following table disaggregates the Broadcasting segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Network advertising	$4.0	$5.4	$9.0	$10.8
Broadcast station	3.8	2.9	7.3	5.6
Network distribution	1.0	1.2	2.1	2.7
Other	0.7	0.5	1.2	0.7
Total revenue from contracts with customers	9.5	10.0	19.6	19.8
Other revenue	—	—	—	—
Total Broadcasting segment revenue	$9.5	$10.0	$19.6	$19.8

The transaction price allocated to remaining unsatisfied performance obligations consisted of $3.8 million, $7.6 million, and $0.2 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $5.2 million is expected to be recognized within one year and an additional $6.4 million is expected to be recognized within five years.

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

The purchase price is subject to customary potential downward or upward post-closing adjustments based on net working capital, cash, unpaid transaction expenses, indebtedness and certain of the Company’s pre-closing paid capital expenditures. The Share Purchase Agreement contains customary representations, warranties and covenants for a transaction of this nature. In connection with the closing of the transaction, the purchaser deposited (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, the purchaser shall pay an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bonding facility is released.

The transaction closed on February 28, 2020. GMH received approximately $144.0 million of net proceeds from the sale, of which $36.8 million and $5.5 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. In addition, GMH held $3.1 million as reserves for transaction related costs and HC2 received net proceeds of approximately $98.6 million.

The Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. The Company recorded an overall gain of $31.8 million from the disposition of the Marine Segment upon the sale of the portion of New Saxon’s interest in HMN that represents 30% of HMN, which closed in May 2020.

See Note 3. Discontinued Operations for further details.

Sale of HMN

On October 30, 2019, the Company announced the sale of its stake in HMN, its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd. The sale of GMSL's interest values HMN at $285 million, and GMH's 49% stake at approximately $140 million.

Under the terms of the Sale and Purchase Agreement, the sale of New Saxon’s 49% interest in HMN will be affected in two tranches. The sale of the portion of New Saxon’s 30% interest of HMN, closed on May 12, 2020 (the "First HMN Close"). The remaining 19% interest of HMN is retained by New Saxon and subject to a put option agreement by New Saxon, exercisable starting on the second year anniversary of the closing date of the First HMN Close at a price equal to the greater of the share price paid for the 30% interest or fair market value as of the exercisable date.

In conjunction with the first tranche of the sale, the Company received $85.5 million in cash, of which $17.5 million and $2.1 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. New Saxon recorded a $71.1 million gain, included in Other income (loss) in the Condensed Consolidated Statements of Operations. The gain recognized includes $11.3 million related to the fair value of the put option. In addition, the Company recorded a $7.2 million tax expense related to a foreign tax payment when the first tranche closed.

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

Broadcasting Segment

During the year ended December 31, 2019, HC2 Broadcasting acquired a series of licenses for a total consideration of $71.4 million. All transactions were accounted for as asset acquisitions.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
6. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.3	$1.2	$—	$8.5
States, municipalities and political subdivisions	386.0	50.7	—	436.7
Residential mortgage-backed securities	57.0	4.2	(1.5)	59.7
Commercial mortgage-backed securities	111.9	1.2	(21.9)	91.2
Asset-backed securities	575.8	2.6	(46.9)	531.5
Corporate and other	2,686.8	372.3	(70.4)	2,988.7
Total fixed maturity securities	$3,824.8	$432.2	$(140.7)	$4,116.3

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.0	$0.7	$—	$7.7
States, municipalities and political subdivisions	405.4	34.7	—	440.1
Residential mortgage-backed securities	63.0	4.5	(0.6)	66.9
Commercial mortgage-backed securities	108.2	1.8	(0.6)	109.4
Asset-backed securities	592.6	2.2	(17.0)	577.8
Corporate and other	2,569.1	273.1	(15.2)	2,827.0
Total fixed maturity securities	$3,745.3	$317.0	$(33.4)	$4,028.9

The amortized cost and fair value of fixed maturity securities available-for-sale as of June 30, 2020 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$40.1	$40.4
Due after one year through five years	272.1	275.4
Due after five years through ten years	420.4	437.9
Due after ten years	2,347.5	2,680.2
Subtotal	3,080.1	3,433.9
Mortgage-backed securities	168.9	150.9
Asset-backed securities	575.8	531.5
Total	$3,824.8	$4,116.3

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$814.1	$839.9	28.1%	$632.2	$674.9	23.8%
Transportation, communication and other services	695.6	763.1	25.5%	785.7	855.2	30.3%
Manufacturing	703.2	843.2	28.2%	728.7	825.9	29.2%
Other	473.9	542.5	18.2%	422.5	471.0	16.7%
Total	$2,686.8	$2,988.7	100.0%	$2,569.1	$2,827.0	100.0%

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized and unrealized gains on investments	$0.1	$—	$0.9	$—
Other income (expenses), net	—	—	0.1	—
Total other-than-temporary impairments	$0.1	$—	$1.0	$—

The following table presents the total unrealized losses for the 201 and 139 fixed maturity securities held by the Company as of June 30, 2020 and December 31, 2019, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	June 30, 2020		December 31, 2019
Fixed maturity securities	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(56.8)	40.3%	$(32.6)	97.6%
20% or more for less than six months	(82.7)	58.8%	—	—%
20% or more for six months or greater	(1.2)	0.9%	(0.8)	2.4%
Total	$(140.7)	100.0%	$(33.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of June 30, 2020. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 201 and 139 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of June 30, 2020 and December 31, 2019, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

June 30, 2020	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States, municipalities and political subdivisions	$5.7	$—	$—	$—	$5.7	$—
Residential mortgage-backed securities	11.1	(1.3)	0.7	(0.2)	11.8	(1.5)
Commercial mortgage-backed securities	56.1	(21.9)	—	—	56.1	(21.9)
Asset-backed securities	226.3	(20.3)	132.2	(26.6)	358.5	(46.9)
Corporate and other	396.2	(42.0)	83.4	(28.4)	479.6	(70.4)
Total fixed maturity securities	$695.4	$(85.5)	$216.3	$(55.2)	$911.7	$(140.7)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2019	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.3	$—	$—	$—	$0.3	$—
States, municipalities and political subdivisions	2.0	—	—	—	2.0	—
Residential mortgage-backed securities	2.3	—	8.2	(0.6)	10.5	(0.6)
Commercial mortgage-backed securities	58.1	(0.6)	0.2	—	58.3	(0.6)
Asset-backed securities	126.5	(1.5)	255.8	(15.5)	382.3	(17.0)
Corporate and other	169.6	(3.7)	177.4	(11.5)	347.0	(15.2)
Total fixed maturity securities	$358.8	$(5.8)	$441.6	$(27.6)	$800.4	$(33.4)

As of June 30, 2020, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 68.4% of the gross unrealized loss and 84.8% of the fair value. As of December 31, 2019, investment grade fixed maturity securities represented approximately 68.3% of the gross unrealized loss and 81.8% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	June 30,	December 31,
Equity securities	2020	2019
Common stock	$5.8	$10.5
Perpetual preferred stock	68.0	82.0
Total equity securities	$73.8	$92.5

Net investment income

The major sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity securities, available-for-sale at fair value	$45.0	$43.7	$90.6	$87.3
Equity securities	0.8	2.1	1.9	4.6
Mortgage loans	3.2	3.1	8.5	6.8
Policy loans	0.3	0.2	0.6	0.6
Other invested assets	(0.5)	1.4	(0.5)	2.6
Gross investment income	48.8	50.5	101.1	101.9
External investment expense	(0.3)	(0.2)	(0.7)	(0.5)
Net investment income	$48.5	$50.3	$100.4	$101.4

Net realized and unrealized gains (losses) on investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized gains on fixed maturity securities	$8.4	$4.2	$12.0	$5.1
Realized losses on fixed maturity securities	(12.4)	(3.3)	(13.1)	(5.1)
Realized gains on equity securities	0.2	0.3	0.2	0.4
Realized losses on equity securities	(0.1)	(0.2)	(0.1)	(1.1)
Realized gains on mortgage loans	0.1	—	0.2	—
Net unrealized gains (losses) on equity securities	3.0	(1.6)	(18.5)	5.8
Net unrealized gains (losses) on derivative instruments	0.4	(0.9)	0.6	(1.1)
Impairment loss	(0.1)	—	(0.9)	—
Net realized and unrealized gains (losses)	$(0.5)	$(1.5)	$(19.6)	$4.0

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

June 30, 2020		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$8.5	$5.5	$3.0	$—
States, municipalities and political subdivisions	436.7	—	433.7	3.0
Residential mortgage-backed securities	59.7	—	50.1	9.6
Commercial mortgage-backed securities	91.2	—	40.1	51.1
Asset-backed securities	531.5	—	28.7	502.8
Corporate and other	2,988.7	37.9	2,808.2	142.6
Total fixed maturity securities	4,116.3	43.4	3,363.8	709.1
Equity securities
Common stocks	5.8	4.3	—	1.5
Perpetual preferred stocks	68.0	4.7	19.4	43.9
Total equity securities	73.8	9.0	19.4	45.4
Total assets accounted for at fair value	$4,190.1	$52.4	$3,383.2	$754.5

Liabilities
Embedded derivative	$8.7	$—	$—	$8.7
Other	3.9	—	—	3.9
Total liabilities accounted for at fair value	$12.6	$—	$—	$12.6

December 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.7	$4.8	$2.9	$—
States, municipalities and political subdivisions	440.1	—	440.1	—
Residential mortgage-backed securities	66.9	—	57.7	9.2
Commercial mortgage-backed securities	109.4	—	74.8	34.6
Asset-backed securities	577.8	—	27.2	550.6
Corporate and other	2,827.0	46.5	2,669.5	111.0
Total fixed maturity securities	4,028.9	51.3	3,272.2	705.4
Equity securities
Common stocks	10.5	7.1	—	3.4
Perpetual preferred stocks	82.0	5.0	22.8	54.2
Total equity securities	92.5	12.1	22.8	57.6
Total assets accounted for at fair value	$4,121.4	$63.4	$3,295.0	$763.0

Liabilities
Embedded Derivatives	$3.0	$—	$—	$3.0
Other	4.8	—	—	4.8
Total liabilities accounted for at fair value	$7.8	$—	$—	$7.8

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

The Company’s assessment resulted in a net transfer into Level 3 of $54.1 million during the six months ended June 30, 2020. The Company’s assessment resulted in a net transfer into Level 3 of $73.7 million during the six months ended June 30, 2019.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2020 and 2019 (in millions):

		Total realized/unrealized gains (losses) included in
	March 31, 2020	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$9.0	$0.1	$1.9	$—	$—	$3.0	$(11.0)	$3.0
Residential mortgage-backed securities	13.0	—	0.3	—	(0.8)	—	(2.9)	9.6
Commercial mortgage-backed securities	34.2	0.1	(8.1)	—	—	24.9	—	51.1
Asset-backed securities	285.5	(5.9)	65.6	—	(34.2)	191.8	—	502.8
Corporate and other	168.7	(0.1)	7.5	3.2	(2.8)	4.8	(38.7)	142.6
Total fixed maturity securities	510.4	(5.8)	67.2	3.2	(37.8)	224.5	(52.6)	709.1
Equity securities
Common stocks	3.4	(1.9)	—	—	—	—	—	1.5
Perpetual preferred stocks	38.2	2.3	1.7	—	—	1.7	—	43.9
Total equity securities	41.6	0.4	1.7	—	—	1.7	—	45.4
Total financial assets	$552.0	$(5.4)	$68.9	$3.2	$(37.8)	$226.2	$(52.6)	$754.5

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2020	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2020
Liabilities
Embedded derivative	$0.7	$8.0	$—	$—	$—	$—	$—	$8.7
Other	3.7	0.2	—	—	—	—	—	3.9
Total financial liabilities	$4.4	$8.2	$—	$—	$—	$—	$—	$12.6

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$0.2	$0.9	$—	$—	$12.9	$(11.0)	$3.0
Residential mortgage-backed securities	9.2	—	(1.6)	—	(1.5)	6.8	(3.3)	9.6
Commercial mortgage-backed securities	34.6	0.1	(13.4)	—	(0.2)	30.0	—	51.1
Asset-backed securities	550.6	(5.9)	(27.7)	60.0	(85.7)	191.8	(180.3)	502.8
Corporate and other	111.0	(0.2)	(5.5)	35.9	(4.1)	45.5	(40.0)	142.6
Total fixed maturity securities	705.4	(5.8)	(47.3)	95.9	(91.5)	287.0	(234.6)	709.1
Equity securities
Common stocks	3.4	(1.9)	—	—	—	—	—	1.5
Perpetual preferred stocks	54.2	2.3	(14.3)	—	—	1.7	—	43.9
Total equity securities	57.6	0.4	(14.3)	—	—	1.7	—	45.4
Total financial assets	$763.0	$(5.4)	$(61.6)	$95.9	$(91.5)	$288.7	$(234.6)	$754.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2020
Liabilities
Embedded derivative	$3.0	$5.7	$—	$—	$—	$—	$—	$8.7
Other	4.8	(0.9)	—	—	—	—	—	3.9
Total financial liabilities	$7.8	$4.8	$—	$—	$—	$—	$—	$12.6

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$—	$—	$(0.5)	$4.2	$—	$3.7
Residential mortgage-backed securities	13.1	—	0.2	—	(0.5)	—	(0.3)	12.5
Commercial mortgage-backed securities	61.8	—	0.6	5.1	(0.1)	—	(1.0)	66.4
Asset-backed securities	472.1	(1.6)	4.7	39.9	(102.5)	—	—	412.6
Corporate and other	198.5	(0.1)	(6.0)	15.8	(12.9)	—	(37.2)	158.1
Total fixed maturity securities	745.5	(1.7)	(0.5)	60.8	(116.5)	4.2	(38.5)	653.3
Equity securities
Common stocks	6.1	—	—	—	(1.0)	—	(0.2)	4.9
Perpetual preferred stocks	55.1	(3.4)	—	2.5	—	3.0	(0.1)	57.1
Total equity securities	61.2	(3.4)	—	2.5	(1.0)	3.0	(0.3)	62.0
Total financial assets	$806.7	$(5.1)	$(0.5)	$63.3	$(117.5)	$7.2	$(38.8)	$715.3

		Total realized/unrealized (gains) losses included in
	Balance at March 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Liabilities
Embedded derivatives	$6.1	$(3.2)	$—	$—	$—	$—	$—	$2.9
Other	2.7	(0.3)	—	3.0	—	—	—	5.4
Total financial liabilities	$8.8	$(3.5)	$—	$3.0	$—	$—	$—	$8.3

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$—	$—	$(0.5)	$4.2	$—	$3.7
Residential mortgage-backed securities	19.0	—	0.3	—	(0.8)	—	(6.0)	12.5
Commercial mortgage-backed securities	58.2	—	2.1	7.5	(0.5)	—	(0.9)	66.4
Asset-backed securities	478.2	(1.6)	18.0	88.5	(176.1)	5.6	—	412.6
Corporate and other	85.0	(0.1)	2.3	20.4	(17.5)	105.0	(37.0)	158.1
Total fixed maturity securities	640.4	(1.7)	22.7	116.4	(195.4)	114.8	(43.9)	653.3
Equity securities
Common stocks	5.9	0.2	—	—	(1.0)	—	(0.2)	4.9
Perpetual preferred stocks	55.3	(3.7)	—	2.5	—	3.0	—	57.1
Total equity securities	61.2	(3.5)	—	2.5	(1.0)	3.0	(0.2)	62.0
Total financial assets	$701.6	$(5.2)	$22.7	$118.9	$(196.4)	$117.8	$(44.1)	$715.3

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at June 30, 2020
Liabilities
Embedded derivatives	$8.4	$(5.5)	$—	$—	$—	$—	$—	$2.9
Other	3.5	(1.1)	—	3.0	—	—	—	5.4
Total financial liabilities	$11.9	$(6.6)	$—	$3.0	$—	$—	$—	$8.3

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

June 30, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$128.8	$128.8	$—	$—	$128.8
Policy loans	18.5	18.5	—	18.5	—
Other invested assets	11.3	11.3	—	—	11.3
Total assets not accounted for at fair value	$158.6	$158.6	$—	$18.5	$140.1
Liabilities
Annuity benefits accumulated (1)	$230.2	$227.5	$—	$—	$227.5
Long-term obligations (2)	632.5	639.0	—	639.0	—
Total liabilities not accounted for at fair value	$862.7	$866.5	$—	$639.0	$227.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$183.5	$183.5	$—	$—	$183.5
Policy loans	19.1	19.1	—	19.1	—
Total assets not accounted for at fair value	$202.6	$202.6	$—	$19.1	$183.5
Liabilities
Annuity benefits accumulated (1)	$233.9	$231.0	$—	$—	$231.0
Long-term obligations (2)	772.0	768.9	—	768.9	—
Total liabilities not accounted for at fair value	$1,005.9	$999.9	$—	$768.9	$231.0
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

8. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Contracts in progress	$125.3	$177.8
Trade receivables	51.7	60.6
Unbilled retentions	63.9	53.9
Other receivables	21.8	21.0
Allowance for doubtful accounts	(1.5)	(1.5)
Total accounts receivable, net	$261.2	$311.8

9. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		June 30, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$359.0	37.4%	$347.6	36.4%
Hannover Life Reassurance Company of America	A+	318.9	33.3%	323.3	33.9%
Loyal American Life Insurance Company	A	146.5	15.3%	147.5	15.5%
Great American Life Insurance Company	A	56.5	5.9%	56.2	5.9%
ManhattanLife Assurance Company of America	B+	47.0	4.9%	47.0	4.9%
Other		30.5	3.2%	32.1	3.4%
Total		$958.4	100.0%	$953.7	100.0%

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
10. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	June 30,	December 31,
	2020	2019
Equipment, furniture and fixtures, and software	$221.6	$212.8
Building and leasehold improvements	41.0	40.1
Land	36.5	36.8
Construction in progress	3.9	4.8
Plant and transportation equipment	4.9	5.2
	307.9	299.7
Less: Accumulated depreciation	87.7	76.0
Total	$220.2	$223.7

Depreciation expense was $7.0 million and $6.6 million for the three months ended June 30, 2020 and 2019, respectively. These amounts included $2.3 million and $2.3 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2020 and 2019, respectively.

Depreciation expense was $13.8 million and $12.6 million for the six months ended June 30, 2020 and 2019, respectively. These amounts included $4.6 million and $4.5 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2020 and 2019, respectively.

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

As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its Broadcasting segment in the first quarter of 2020 and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Broadcasting reporting unit and its indefinite-lived intangible assets. Based on the analysis, the Company determined that the fair value of the Broadcasting reporting unit and the related indefinite-lived intangible assets continue to exceed their carrying values and were not impaired as of March 31, 2020.

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

The Company reviewed qualitative factors of potential impairment for Goodwill and Intangible assets in the second quarter of 2020, and noted there were no triggering events which would indicate impairment may have occurred.

The COVID-19 pandemic or other events could cause a further and sustained decline in the value of our reporting units or other triggering event that could cause the Company to perform a goodwill impairment test and result in an impairment charge being recorded in a future period.

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Construction	Energy	Broadcasting	Total
Balance at December 31, 2019	$89.0	$2.1	$21.4	$112.5
Translation	0.1	—	—	0.1
Balance at June 30, 2020	$89.1	$2.1	$21.4	$112.6

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	June 30,	December 31,
	2020	2019
FCC licenses	$136.5	$136.2
State licenses	2.5	2.5
Total	$139.0	$138.7

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$24.2	$(7.6)	$16.6	$24.2	$(6.6)	$17.6
Customer relationships	10 Years	48.5	(15.3)	33.2	48.6	(13.1)	35.5
Channel sharing arrangements	35 Years	27.2	(1.3)	25.9	27.2	(0.9)	26.3
Other	7 Years	5.7	(2.2)	3.5	5.5	(1.9)	3.6
Total		$105.6	$(26.4)	$79.2	$105.5	$(22.5)	$83.0

Amortization expense for definite lived intangible assets was $2.0 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $4.0 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

2020	$4.1
2021	7.8
2022	7.6
2023	7.5
2024	7.0
Thereafter	45.2
Total	$79.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
12. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Long-term care insurance reserves	$4,250.6	$4,201.6
Traditional life insurance reserves	168.3	173.4
Other accident and health insurance reserves	189.9	192.1
Total life, accident and health reserves	$4,608.8	$4,567.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$761.3	$738.7
Less: recoverable from reinsurers	(131.0)	(136.4)
Beginning balance, net	630.3	602.3
Incurred related to insured events of:
Current year	112.2	108.8
Prior years	(11.3)	(41.2)
Total incurred	100.9	67.6
Paid related to insured events of:
Current year	(3.8)	(2.9)
Prior years	(82.4)	(74.1)
Total paid	(86.2)	(77.0)
Interest on liability for policy and contract claims	11.3	10.7
Ending balance, net	656.3	603.6
Add: recoverable from reinsurers	139.5	137.4
Ending balance	$795.8	$741.0

The Insurance segment experienced a favorable claims reserve development of $11.3 million and $41.2 million for the six months ended June 30, 2020 and 2019, respectively. There was favorable development with claim terminations and care transitions for claims incurred prior to 2020 that created the sufficiency within the six months ended June 30, 2020. Due to favorable development in the estimates for benefits remaining during the six months ended June 30, 2019, experience in the first half of 2020 has been less favorable than in 2019, but it is too early to determine if this trend will be persistent or is the result of normal volatility in claims activity from period to period.

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Accounts payable	$114.9	$134.6
Accrued expenses and other current liabilities	65.3	75.2
Accrued interconnection costs	35.7	43.5
Accrued payroll and employee benefits	40.7	39.6
Accrued interest	13.6	11.3
Accrued income taxes	12.8	2.0
Total accounts payable and other current liabilities	$283.0	$306.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
14. Debt Obligations

Debt obligations consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Construction
LIBOR plus 5.85% Note, due 2023	$74.6	$77.0
LIBOR plus 1.50% Line of Credit	30.9	48.9
Obligations under finance leases	0.2	0.2
Energy
LIBOR plus 3.0% Term Loan due in 2023 (1)	25.8	27.1
5.00% Term Loan due in 2022(1)	10.6	11.2
4.50% Note due in 2022 (1)	9.6	10.2
Other, various maturity dates	2.4	2.4
Broadcasting
8.50% Note due 2020	39.3	36.2
10.50% Note due 2020	42.5	42.5
Other, various maturity dates	5.3	7.9
Obligations under finance leases	1.0	1.4
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	342.4	470.0
7.50% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit	15.0	15.0
Total	654.6	805.0
Issuance discount, net and deferred financing costs	(20.8)	(31.4)
Total debt obligations	$633.8	$773.6
(1) On August 6, 2020 the Energy segment entered into a new credit facility M&T bank. Proceeds from the loan and cash on hand were used to pay down the existing credit facilities with M&T and Pioneer as well as redeem its outstanding $14.0 million preferred stock, which carried a 14% interest rate. The new credit facility is comprised of a $57.0 millionterm loan facility, a $2.5 million revolving line of credit and an $8.0 million delayed draw term loan ear-marked for new station build, as well as a $10.0 million accordion feature.
Aggregate finance lease and debt payments, including interest, are as follows (in millions):

	Finance Leases	Debt	Total
2020	$1.1	$140.4	$141.5
2021	0.2	418.6	418.8
2022	—	76.5	76.5
2023	—	94.3	94.3
2024	—	11.3	11.3
Thereafter	—	6.5	6.5
Total minimum principal & interest payments	1.3	747.6	748.9
Less: Amount representing interest	(0.1)	(94.2)	(94.3)
Total aggregate finance lease and debt payments	$1.2	$653.4	$654.6

The interest rates on the finance leases range from approximately 2.0% to 11.5%.

Broadcasting

In February 2020, Broadcasting amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt.

Non-Operating Corporate

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million secured revolving line of credit with MSD PCOF Partners IX, LLC (the "2019 Revolving Credit Agreement"). HC2 recognized $0.4 million in extinguishment loss related to the repayment of the 2019 Revolving Credit Agreement, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statements of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
In March 2020, HC2 entered into a new $15.0 million secured revolving credit agreement (the “2020 Revolving Credit Agreement”). The 2020 Revolving Credit Agreement matures in September 2021. Loans under the 2020 Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April 2020 and May 2020, HC2 drew $10.0 million and $5.0 million of the 2020 Revolving Credit Agreement, respectively. The Company used the proceeds for general corporate purposes.

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its 11.50% senior secured notes due 2021 (the "Senior Secured Notes") at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statements of Operations.

In June 2020, with the cash proceeds from the partial sale of New Saxon's interest in HMN, HC2 redeemed $50.6 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $3.4 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statements of Operations.

HC2 is in compliance with our debt covenants as of June 30, 2020.

15. Income Taxes

Income Tax Expense

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2020 interim tax provision.

Income tax expense was $15.4 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The income tax expense recorded for the three months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities, primarily the Insurance segment, which is no longer in a valuation allowance. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Income tax expense was $2.8 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The income tax expense recorded for the six months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities, primarily the Insurance segment, which is no longer in a valuation allowance, which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the six months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware (the "Court"), captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the "Complaint"). On November 17, 2014, a second lawsuit was filed in the Court, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359. On February 19, 2015, the Court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel. The currently operative complaint is the Complaint filed by Mark Jacobs. The Complaint alleges, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class. The Complaint also purports to challenge a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer. The Complaint seeks rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On November 15, 2019, the parties filed definitive documentation in support of a proposed settlement of the action. On January 14, 2020, plaintiff filed an amended complaint restating and elaborating on the claims raised in the Complaint (the "Amended Complaint"). The Amended Complaint seeks compensatory and rescissory damages, as well as attorney’s fees and other relief.

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

The Revised Settlement Framework provides for a settlement payment of $35.95 per share to a fund for the benefit of the former DBMG stockholders who tendered their shares in the 2014 tender offer other than stockholders who were defendants in the action or their immediate family members, officers of DBMG, or directors or officers of HC2 (the “Tendered Stockholders”). After the filing of the revised settlement papers on May 8, 2020, HC2 determined that the Tendered Stockholders subclass includes approximately 300 more shares than previously reported due to additional detail HC2 received regarding the number of shares excluded from the subclass. This adjustment increases the settlement payment to the Tendered Stockholders by approximately eleven thousand dollars. In total, the proposed settlement payment to the Tendered Stockholders applies to approximately 568,850 shares and totals approximately $20.4 million. The Revised Settlement Framework provides that the amount received by the Tendered Stockholders will be reduced by the per share amount of any fee award to lead plaintiff’s counsel. HC2’s D&O insurers have agreed to contribute approximately $12.34 million of this approximately $20.4 million settlement payment, and DBMG has agreed to fund the remaining approximately $8.06 million either through cash on hand or borrowing from a third-party lender.

The Revised Settlement Framework also provides that HC2 will fund two types of payments to the current owners of the 289,902 shares of DBMG common stock not owned by HC2 or its affiliates (the “public DBMG stockholders”). The first payment of $2.51 per share, or approximately $0.7 million total, is intended to offset the indirect burden that the public DBMG stockholders arguably bear (by virtue of their approximately 7.52% ownership of DBMG) from DBMG’s funding of the approximately $8.1 million portion of the settlement payment to the Tendered Stockholders. The second payment of $1.00 per share, or approximately $0.3 million total, represents consideration for a full release of claims from the public DBMG stockholders related to the action and the implementation of the Revised Settlement Framework. In sum, the Revised Settlement Framework provides that HC2 would fund payments of $3.51 per share, or approximately $1.0 million total, to the public DBMG stockholders.

The two DBMG stockholders that objected to the settlement presented at the February 13, 2020 settlement hearing have informed the Court that they are not objecting to the Revised Settlement Framework. To date, no DBMG stockholders have filed objections to the Revised Settlement Framework, and the deadline for such objections has passed.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Non-Operating Corporate

Stockholder Litigation

On April 10, 2020, a purported stockholder of the Company filed a class action complaint in the Delaware Court of Chancery captioned Tera v. HC2 Holdings Inc., et al., C.A. No. 2020-0275-JRS (the “Stockholder Litigation”). The complaint alleged that the Company’s consent revocation materials (i) contain misleading disclosures relating to the Certificates of Designation, (ii) fail to disclose that a majority of the Board may approve the nominees set forth by Percy Rockdale LLC and certain of its affiliates (collectively, “Percy Rockdale”), for purposes of the Certificates of Designation such that the Percy Rockdale nominees would be considered “Continuing Directors” (as defined in the Certificates of Designation) and (iii) inaccurately state that electing the Percy Rockdale nominees will cause a Change of Control (as defined in the Certificates of Designation) under the Certificates of Designation because it will lead to a person or group obtaining the power to elect a majority of the members of the Board. The complaint sought (i) a declaration requiring the Board to approve the Percy Rockdale nominees for purposes of the Certificates of Designation, (ii) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures and (iii) an injunction requiring the Board to issue additional disclosures relating to the Change of Control provisions in the Certificates of Designation. On April 19, 2020, the plaintiff amended his complaint to allege that the Supplement to the Consent Revocation Statement, filed with the SEC on April 17, 2020, contained misleading disclosures relating to the Certificates of Designation. The amended complaint sought, among other remedies, (i) a declaration that the Board breached its fiduciary duties by issuing misleading disclosures; (ii) a declaration that, if a Change of Control could be deemed to occur under the Certificates of Designation, that such Change of Control provisions are invalid and unenforceable under Delaware law; (iii) an injunction requiring the defendants to issue corrective disclosures; and (iv) an order enjoining the Board from relying upon consent revocations received to date. On April 20, 2020, the Court of Chancery granted the plaintiff’s motion for expedited proceedings.

On April 15, 2020, the Board (with Mr. Falcone recusing himself as a non-Independent Director) determined to approve the Percy Rockdale nominees, solely and specifically for the purposes of deeming them Continuing Directors pursuant to the Certificates of Designation, to avoid triggering, and to render inapplicable, such prong of the Change of Control definition. On April 17, 2020 and April 21, 2020, each of the holder of the Series A Preferred Stock and the holder of the Series A-2 Preferred Stock, respectively, and, in each case, entitled to give a waiver, agreed that such holder will not seek to exercise its right to require the Company to redeem the shares of such Series A Preferred Stock or Series A-2 Preferred Stock, as applicable, if such redemption right were to arise as a result of the outcome of the Consent Solicitation based on one of the Change of Control prongs of the Certificate of Designation (which prong may require the Company to make an offer to redeem the Preferred Stock if any person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Exchange Act) obtains the power to elect a majority of the members of the Board). Therefore, in light of the foregoing, if the Percy Rockdale nominees became a majority of the Board pursuant to Percy Rockdale’s consent solicitation, the Company would not be required to offer to redeem the shares of the Series A Preferred Stock and the Series A-2 Preferred Stock. On April 23, 2020, the parties agreed that the waiver and additional disclosures, combined with the prior disclosures and approval of Percy Rockdale’s nominees as Continuing Directors, mooted the need for expedition and a preliminary injunction hearing, and the parties informed the court that the plaintiff was withdrawing its request for expedition and a preliminary injunction. On May 14, 2020, the Company announced that it had reached a resolution of Percy Rockdale's consent solicitation.

On May 6, 2020, the plaintiff filed a motion for an order awarding attorneys’ fees and expenses, requesting a $2.5 million fee. The plaintiff alleges that the redemption provisions in the Certificates of Designations constitute so-called proxy puts and that defendants used the proxy puts to undermine stockholders’ franchise rights. Briefing on the plaintiff’s motion is complete, and the Delaware Court of Chancery has scheduled oral argument for August 11, 2020. However, the parties may be able to resolve the fee application via a negotiated resolution.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

17. Share-based Compensation

The Company granted zero options during the three and six ended June 30, 2020 and 2019, respectively.

Total share-based compensation expense recognized by HC2 and its subsidiaries under all equity compensation arrangements was $0.3 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively.

Total share-based compensation expense recognized by HC2 and its subsidiaries under all equity compensation arrangements was $1.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	—	$—
Vested	(1,174,170)	$5.05
Forfeited	(450,967)	$6.07
Unvested - June 30, 2020	588,638	$4.55

At June 30, 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $1.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.0 year.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	—	$—
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(51,745)	$5.48
Outstanding - June 30, 2020	6,873,344	$6.55

Eligible for exercise	6,833,839	$6.56

At June 30, 2020, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 2.75 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 2.8 years.

At June 30, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.71 years. There are 39,505 unvested stock options expected to vest, with a weighted average remaining life of 4.04 years, a weighted average exercise price of $5.45, and an intrinsic value of zero.

18. Equity

Series A Preferred Stock and Series A-2 Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30,	December 31,
	2020	2019
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	4,000

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

For the six months ended June 30, 2020, 159,400 and 17,933 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the six months ended June 30, 2020 and 2019, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2020

Declaration Date	March 31, 2020	June 30, 2020
Holders of Record Date	March 31, 2020	June 30, 2020
Payment Date	April 15, 2020	July 15, 2020
Total Dividend	$0.2	$0.2
2019

Declaration Date	March 31, 2019	June 30, 2019
Holders of Record Date	March 31, 2019	June 30, 2019
Payment Date	April 15, 2019	July 15, 2019
Total Dividend	$0.2	$0.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
19. Related Parties

HC2

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners ("HCP"), a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized expenses of $0.8 million and $0.9 million, and income of $0.1 million and zero for the three months ended June 30, 2020 and 2019, respectively. The Company recognized expenses of $1.5 million and $1.9 million and income of $0.1 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$0.5	$0.3	$0.8	$0.5	$0.4	$0.9
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	—	—	—	—	—	—
Total Expenses	0.5	0.3	0.8	0.5	0.4	0.9

Charged back to HCP by HC2
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	0.1	—	0.1	—	—	—
Total Income	0.1	—	0.1	—	—	—

Net related party activity	$0.4	$0.3	$0.7	$0.5	$0.4	$0.9

	Six Months Ended June 30,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$1.0	$0.5	$1.5	$1.2	$0.6	$1.8
Administrative salaries and benefits	—	—	—	0.1	—	0.1
Other shared overhead	—	—	—	—	—	—
Total Expenses	1.0	0.5	1.5	1.3	0.6	1.9

Charged back to HCP by HC2
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	0.1	—	0.1	0.1	—	0.1
Total Income	0.1	—	0.1	0.1	—	0.1

Net related party activity	$0.9	$0.5	$1.4	$1.2	$0.6	$1.8

(1) Other in the above table represent certain entities within our Broadcasting, Life Sciences and Insurance segments.

With the announcement of the departure of Phillip Falcone, the former CEO and Chairman of the Company, on June 11, 2020, HCP will no longer be considered a related party. On August 2, 2020, the Company issued a notice of termination, effectively ending the Services Agreement with HCP, a former related party.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Other

GMH's subsidiary GMSL, prior to its sale in February 2020, had transactions with several of its equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions). Such activity is reclassified to discontinued operations as a result of the sale of GMSL. See note 3. Discontinued Operations for further information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$—	$1.0	$0.7	$3.0
Operating expenses	$—	$0.1	$—	$0.7
Interest expense	$—	$0.3	$0.1	$0.5

	June 30,	December 31,
	2020	2019
Accounts receivable	$—	$1.2
Debt obligations	$—	$22.5
Accounts payable	$—	$0.1
Dividends	$—	$4.5

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $0.3 million and $0.7 million in services for the three months ended June 30, 2020 and 2019, and $1.0 million and $0.8 million in services for the six months ended June 30, 2020 and 2019.

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

As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. In addition, as GMSL is a discontinued operation as of June 30, 2020, all operating results of GMSL have been reclassified to Discontinued operations. This has been reflected in the tables below for both the current and historical periods presented.

The Company's revenue concentrations of 10% and greater are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2020	2019	2020	2019
Customer A	Telecommunications	*	11.2%	*	11.4%
Customer B	Telecommunications	*	10.0%	*	*
* Less than 10% revenue concentration

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue
Construction	$172.3	$195.7	$348.8	$387.8
Energy	10.3	5.5	20.7	10.6
Telecommunications	107.3	189.3	293.7	344.8
Insurance	80.5	82.1	144.3	170.9
Broadcasting	9.5	10.0	19.6	19.8
Eliminations (*)	(2.9)	(3.4)	(5.3)	(5.7)
Total net revenue	$377.0	$479.2	$821.8	$928.2
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from operations
Construction	$4.5	$16.2	$7.1	$21.9
Energy	2.2	(0.3)	3.9	(0.7)
Telecommunications	0.2	0.2	0.3	0.8
Insurance	14.2	30.9	1.6	65.3
Life Sciences	(3.5)	(1.7)	(6.7)	(3.6)
Broadcasting	(1.2)	(1.7)	(4.1)	(5.0)
Other	(0.6)	(0.1)	(1.6)	(0.1)
Non-operating Corporate	(8.0)	(6.5)	(17.1)	(13.7)
Eliminations (*)	(2.9)	(3.4)	(5.3)	(5.7)
Total income (loss) from operations	$4.9	$33.6	$(21.9)	$59.2
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from operations	$4.9	$33.6	$(21.9)	$59.2
Interest expense	(21.4)	(19.1)	(42.7)	(37.9)
Loss on early extinguishment or restructuring of debt	(3.4)	—	(9.2)	—
(Loss) income from equity investees	(0.2)	7.2	(2.7)	1.3
Gain on bargain purchase	—	1.1	—	1.1
Other income (loss)	64.0	(4.8)	66.8	(1.4)
Income (loss) from continuing operations	43.9	18.0	(9.7)	22.3
Income tax expense	(15.4)	(1.1)	(2.8)	(5.1)
Income (loss) from continuing operations	28.5	16.9	(12.5)	17.2
Loss from discontinued operations (including loss on disposal of $39.3 million)	—	(7.7)	(60.0)	(14.3)
Net income (loss)	28.5	9.2	(72.5)	2.9
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(15.4)	0.2	2.5	3.7
Net income (loss) attributable to HC2 Holdings, Inc.	13.1	9.4	(70.0)	6.6
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	0.8	(0.8)
Net income (loss) attributable to common stock and participating preferred stockholders	$12.7	$9.0	$(70.8)	$7.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and Amortization
Construction	$2.7	$4.0	$5.3	$7.9
Energy	2.0	1.5	4.1	2.9
Telecommunications	0.1	0.1	0.2	0.2
Insurance (*)	(5.5)	(6.0)	(11.4)	(12.5)
Life Sciences	0.1	0.1	0.1	0.1
Broadcasting	1.7	1.5	3.4	2.9
Total	$1.1	$1.2	$1.7	$1.5
(*) Balance includes amortization of negative VOBA, which increases net income.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital Expenditures (*)
Construction	$1.1	$2.8	$3.4	$5.4
Energy	0.6	0.2	1.6	0.3
Insurance	—	—	0.1	0.2
Life Sciences	0.1	—	0.1	—
Broadcasting	3.7	4.7	6.4	5.1
Other	0.1	—	0.1	—
Total	$5.6	$7.7	$11.7	$11.0
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30,	December 31,
	2020	2019
Investments
Construction	$0.9	$0.9
Insurance	4,446.1	4,423.0
Life Sciences	22.2	22.0
Other	31.1	43.1
Eliminations	(102.1)	(96.9)
Total	$4,398.2	$4,392.1

	June 30,	December 31,
	2020	2019
Total Assets
Construction	$523.0	$530.4
Energy	137.4	142.8
Telecommunications	81.3	89.3
Insurance	5,650.0	5,611.9
Life Sciences	32.8	28.4
Broadcasting	256.6	257.9
Other	37.3	366.3
Non-operating Corporate	15.7	27.2
Eliminations	(100.8)	(95.9)
Total	$6,633.3	$6,958.3

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

The following potential weighted common shares were excluded from diluted EPS for the three months ended June 30, 2020 due to the antidilutive impact to diluted EPS: 2,168,454 for outstanding warrants to purchase the Company's stock, 2,094,585 for convertible preferred stock, and 12,557,078 for convertible debt. The Company had zero dilutive common share equivalents during the six months ended June 30, 2020 due to the results being a loss from continuing operations and discontinued operations, net of tax.

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

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$28.5	$16.9	$(12.5)	$17.2
Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(15.4)	(0.2)	(12.8)	2.2
Income (loss) from continuing operations attributable to the Company	13.1	16.7	(25.3)	19.4
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	0.8	(0.8)
Income (loss) from continuing operations attributable to HC2 common stockholders	12.7	16.3	(26.1)	20.2
Loss from discontinued operations (including loss on disposal of $39.3 million)	—	(7.7)	(60.0)	(14.3)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	0.4	15.3	1.5
Loss from discontinued operations, net of tax and noncontrolling interest	—	(7.3)	(44.7)	(12.8)
Net income (loss) attributable to common stock and participating preferred stockholders	$12.7	$9.0	$(70.8)	$7.4

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	46.8	45.6	46.3	45.2
Unvested restricted stock	0.3	0.6	0.4	0.5
Preferred stock (as-converted basis)	2.1	2.1	2.1	2.2
Total	49.2	48.3	48.8	47.9

Percentage of income (loss) allocated to:
Common stock	95.1%	94.5%	100.0%	94.4%
Unvested restricted stock	0.6%	1.2%	—%	1.0%
Preferred stock	4.3%	4.3%	—%	4.6%

Numerator for earnings per share, basic:
Net income (loss) from continuing operations attributable to common stock, basic	$12.1	$15.4	$(26.1)	$19.1
Net loss from discontinued operations attributable to common stock, basic and diluted	$—	$(6.9)	$(44.7)	$(12.1)
Net income (loss) attributable to common stock and participating preferred stockholders, basic and diluted	$12.1	$8.5	$(70.8)	$7.0

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	$—	$(1.4)	$—	$(2.4)

Net income (loss) from continuing operations attributable to common stock, diluted	$12.1	$14.0	$(26.1)	$16.7
Net loss from discontinued operations attributable to common stock, diluted	$—	$(6.9)	$(44.7)	$(12.1)
Net income (loss) attributable to common stock and participating preferred stockholders, diluted	$12.1	$7.1	$(70.8)	$4.6

Denominator for basic and dilutive earnings per share:
Weighted average common shares outstanding - basic	46.8	45.6	46.3	45.2
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	0.1	12.5	—	14.7
Weighted average common shares outstanding - diluted	46.9	58.1	46.3	59.9

Income (loss) per share - continuing operations
Basic:	$0.26	$0.34	$(0.56)	$0.42
Diluted:	$0.26	$0.24	$(0.56)	$0.28

Loss per share - Discontinued operations
Basic:	$—	$(0.15)	$(0.97)	$(0.27)
Diluted:	$—	$(0.12)	$(0.97)	$(0.20)

Income (loss) per share - Net income (loss) attributable to participating security holders
Basic:	$0.26	$0.19	$(1.53)	$0.15
Diluted:	$0.26	$0.12	$(1.53)	$0.08

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Subsequent Events

On August 2, 2020, the Company issued a notice of termination, effectively ending the Services Agreement with HCP, a former related party.

On August 6, 2020 the Construction segment paid a cash dividend of $5.0 million, or $1.30 per share. HC2 received approximately $4.5 million of the total dividend payout.

On August 6, 2020 the Energy segment entered into a new credit facility M&T bank. Proceeds from the loan and cash on hand were used to pay down the existing credit facilities with M&T and Pioneer as well as redeem its outstanding $14.0 million preferred stock, which carried a 14% interest rate. The new credit facility is comprised of a $57.0 million term loan facility, a $2.5 million revolving line of credit and an $8.0 million delayed draw term loan ear-marked for new station build, as well as a $10.0 million accordion feature.

On August 10, 2020 the Company and MSD PCOF Partners IX, LLC agreed to extend maturity of the 2020 Revolving Credit Agreement to September 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our annual audited Consolidated Financial Statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "HC2" means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

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

During the three and six months ended June 30, 2020, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impact certain of our segments as follows:

Construction

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. DBMG has incurred significant costs related to inefficiency and additional procedures to maintain COVID-19 related safety measures. During the three and six months ended June 30, 2020, $8.4 million and $8.8 million were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

Insurance

Our Insurance segment has been impacted by the COVID-19 pandemic, including multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, driving actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. The Company’s June 30, 2020 results reflected in earnings are primarily impacted by the Insurance segment's net unrealized losses on investments of $17.9 million, included in the Net realized and unrealized gains (loss) on investments line, primarily driven by preferred stock mark to market adjustments. The impact on other comprehensive income was $9.2 million of unrealized gain on fixed maturity securities, a significant improvement as compared to the three months ended March 31, 2020 results, which reflected $355.5 million of unrealized loss on fixed maturity securities. Both of these were largely attributable to market factors caused by the COVID-19 crisis for each of the three month periods ended March 31, 2020 and June 30, 2020, respectively. Additional future recovery of losses will largely depend upon market reaction to additional COVID-19 stimulus packages, interest rates and timing and manner in which the economy is reopened. The unrealized losses are considered temporary in nature, as we have the ability to hold these securities to maturity.

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

In April 2020 and May 2020, HC2 drew $10.0 million and $5.0 million on its 2020 Revolving Credit Agreement, respectively.

In June 2020, with the cash proceeds from the sale of New Saxon's 30% interest in HMN, HC2 redeemed an additional $50.6 million of its Senior Secured Notes.

Dividends

HC2 received $0.5 million in dividends from our Telecommunications segment during the six months ended June 30, 2020.

HC2 received $1.1 million and $2.9 million in net management fees during the three and six months ended June 30, 2020, respectively.

HC2 received $13.5 million in dividends from its Construction segment during three and six months ended June 30, 2020. On August 6, 2020 the Construction segment paid a cash dividend of $5.0 million, or $1.30 per share. HC2 received approximately $4.5 million of the total dividend payout.

Separation from Philip A. Falcone

The Company has engaged in ongoing negotiations with Mr. Falcone, the former CEO and Chairman of the Company, regarding his separation. Mr. Falcone rejected the Company’s most recent severance offer. In addition, Mr. Falcone made two books and records demands of the Company in his capacity as a director, which the Company, among other reasons, has denied in light of the fact that Mr. Falcone is no longer a director of the Company.

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

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue
Construction	$172.3	$195.7	$(23.4)	$348.8	$387.8	$(39.0)
Energy	10.3	5.5	4.8	20.7	10.6	10.1
Telecommunications	107.3	189.3	(82.0)	293.7	344.8	(51.1)
Insurance	80.5	82.1	(1.6)	144.3	170.9	(26.6)
Broadcasting	9.5	10.0	(0.5)	19.6	19.8	(0.2)
Eliminations (1)	(2.9)	(3.4)	0.5	(5.3)	(5.7)	0.4
Total net revenue	377.0	479.2	(102.2)	821.8	928.2	(106.4)

Income (loss) from operations
Construction	4.5	16.2	(11.7)	7.1	21.9	(14.8)
Energy	2.2	(0.3)	2.5	3.9	(0.7)	4.6
Telecommunications	0.2	0.2	—	0.3	0.8	(0.5)
Insurance	14.2	30.9	(16.7)	1.6	65.3	(63.7)
Life Sciences	(3.5)	(1.7)	(1.8)	(6.7)	(3.6)	(3.1)
Broadcasting	(1.2)	(1.7)	0.5	(4.1)	(5.0)	0.9
Other	(0.6)	(0.1)	(0.5)	(1.6)	(0.1)	(1.5)
Non-operating Corporate	(8.0)	(6.5)	(1.5)	(17.1)	(13.7)	(3.4)
Eliminations (1)	(2.9)	(3.4)	0.5	(5.3)	(5.7)	0.4
Total income (loss) from operations	4.9	33.6	(28.7)	(21.9)	59.2	(81.1)

Interest expense	(21.4)	(19.1)	(2.3)	(42.7)	(37.9)	(4.8)
Loss on early extinguishment or restructuring of debt	(3.4)	—	(3.4)	(9.2)	—	(9.2)
(Loss) income from equity investees	(0.2)	7.2	(7.4)	(2.7)	1.3	(4.0)
Gain on bargain purchase	—	1.1	(1.1)	—	1.1	(1.1)
Other income (loss)	64.0	(4.8)	68.8	66.8	(1.4)	68.2
Income (loss) from continuing operations	43.9	18.0	25.9	(9.7)	22.3	(32.0)
Income tax expense	(15.4)	(1.1)	(14.3)	(2.8)	(5.1)	2.3
Income (loss) from continuing operations	28.5	16.9	11.6	(12.5)	17.2	(29.7)
Loss from discontinued operations (including loss on disposal of $39.3 million)	—	(7.7)	7.7	(60.0)	(14.3)	(45.7)
Net income (loss)	28.5	9.2	19.3	(72.5)	2.9	(75.4)
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(15.4)	0.2	(15.6)	2.5	3.7	(1.2)

Net income (loss) attributable to HC2 Holdings, Inc.	13.1	9.4	3.7	(70.0)	6.6	(76.6)
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.4	—	0.8	(0.8)	1.6
Net income (loss) attributable to common stock and participating preferred stockholders	$12.7	$9.0	$3.7	$(70.8)	$7.4	$(78.2)
(1) The Insurance segment results are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended June 30, 2020 decreased $102.2 million to $377.0 million from $479.2 million for the three months ended June 30, 2019. The decrease in revenue was driven by our Telecommunications segment, which can be attributed to changes in customer mix and fluctuations in wholesale traffic volumes, and our Construction segment primarily driven by lower revenues from our structural steel fabrication and erection business. These were partially offset by increases at our Energy segment due to the Alternative Fuels Tax Credit ("AFTC") revenue related to CNG sales recognized in the current period and the acquisition of the ampCNG stations.

Net revenue for the six months ended June 30, 2020 decreased $106.4 million to $821.8 million from $928.2 million for the six months ended June 30, 2019. The decrease in revenue was driven by our Telecommunications segment, which can be attributed to changes in customer mix and fluctuations in wholesale traffic volumes, and our Construction segment primarily driven by lower revenues from our structural steel fabrication and erection business. The decrease is also due to our Insurance segment, net of eliminations, largely driven by unrealized losses resulting from unfavorable market movements in values for preferred stock holdings. These were partially offset by increases at our Energy segment due to AFTC revenue related to CNG sales recognized in the current period and the acquisition of the ampCNG stations.

Income (loss) from operations: Income from operations for the three months ended June 30, 2020 decreased $28.7 million to $4.9 million from $33.6 million for the three months ended June 30, 2019. The decrease in operations was primarily driven by our Insurance segment due to an increase in policy benefits, changes in reserves, and commissions due to non-recurring favorable claims activity recognized in the comparable period along with unfavorable claims activity and reserves development in the current quarter, and our Construction segment primarily due to lower revenues from our structural steel fabrication and erection business and COVID-19 related costs.

Income (loss) from operations for the six months ended June 30, 2020 decreased $81.1 million to a loss of $21.9 million from income of $59.2 million for the six months ended June 30, 2019. The decrease was primarily driven by our Insurance segment due to an increase in policy benefits, changes in reserves, and commissions due to non-recurring favorable claims activity recognized in the comparable period along with unfavorable claims activity and reserves development in the first half of 2020. In addition there was a decline in revenues, due to unrealized losses from unfavorable market movements in preferred stock holdings. The decrease is also attributable to our Construction segment due to lower revenues from our structural steel fabrication and erection business.

Interest expense: Interest expense for the three months ended June 30, 2020 increased $2.3 million to $21.4 million from $19.1 million for the three months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 increased $4.8 million to $42.7 million from $37.9 million for the six months ended June 30, 2019. The increases were attributable to an increase in the aggregate principal amount of debt at our Broadcasting and Energy segments.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended June 30, 2020 was $3.4 million. This was driven by the 4.5% redemption premium on the $50.6 million redemption of the Senior Secured Notes and the write-off of deferred financing costs and original issuance discount.

Loss on early extinguishment or restructuring of debt for the six months ended June 30, 2020 was $9.2 million. This was driven by the write-off of deferred financing costs and original issuance discount related to the $15.0 million pay down of the 2019 Revolving Credit Agreement and the $76.9 million redemption of the Senior Secured Notes at a 4.5% premium in the first quarter of 2020 and the $50.6 million redemption of the Senior Secured Notes at a 4.5% premium in the second quarter of 2020.

(Loss) income from equity investees: (Loss) income from equity investees for the three months ended June 30, 2020 decreased $7.4 million to a loss of $0.2 million from income of $7.2 million for the three months ended June 30, 2019. The decrease was driven by lower profit for the HMN investment, generally attributable to the timing of turnkey project work.

(Loss) income from equity investees for the six months ended June 30, 2020 decreased $4.0 million to a loss of $2.7 million from income of $1.3 million for the six months ended June 30, 2019. The decrease was driven by an increase in losses for the HMN investment, which is generally attributable to the timing of turnkey project work.

Other income (loss): Other income (loss) for the three months ended June 30, 2020 increased $68.8 million to a gain of $64.0 million from a loss of $4.8 million for the three months ended June 30, 2019. Other income (loss) for the six months ended June 30, 2020 increased $68.2 million to a gain of $66.8 million from a loss of $1.4 million for the six months ended June 30, 2020. The increases were primarily driven by the gain recognized on the First HMN Sale partially offset by the loss recognized on the Convertible Note embedded conversion feature.

Income tax expense: Income tax expense was an expense of $15.4 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The income tax expense recorded for the three months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities, primarily the Insurance segment, which is no longer in a valuation allowance. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Income tax expense was an expense of $2.8 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The income tax expense recorded for the six months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities, primarily the Insurance segment, which is no longer in a valuation allowance, mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the six months ended June 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Loss from discontinued operations (including loss on disposal of $39.3 million): Loss from discontinued operations for the three months ended June 30, 2020 decreased $7.7 million to zero from $7.7 million for the three months ended June 30, 2019. Loss from discontinued operations for the six months ended June 30, 2020 increased $45.7 million to $60.0 million from $14.3 million for the six months ended June 30, 2019. The increase in loss was largely driven by the $39.3 million loss on the sale of GMSL in the first quarter of 2020. Also contributing to the increase in loss was a $9.0 million increase in net loss from the discontinued entity, GMSL. The company did not recognize a tax benefit in discontinued operations from the loss on sale of GMSL and its subsidiaries due to the application of the UK Substantial Shareholder Exception, which exempt capital gains and losses from taxation.

Preferred dividends, deemed dividends, and repurchase gains: Preferred dividends, and deemed dividends, and repurchase gains for the three months ended June 30, 2020 remained unchanged from the three months ended June 30, 2019 at loss of $0.4 million. Preferred dividends, and deemed dividends, and repurchase gains for the six months ended June 30, 2020 decreased $1.6 million to a loss of $0.8 million compared to a gain of $0.8 million for the six months ended June 30, 2019. The decrease was largely driven by the Insurance segment's 2019 purchase of 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount.

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

Construction Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$172.3	$195.7	$(23.4)	$348.8	$387.8	$(39.0)

Cost of revenue	146.6	155.3	(8.7)	297.8	318.1	(20.3)
Selling, general and administrative	18.6	20.2	(1.6)	38.5	40.0	(1.5)
Depreciation and amortization	2.7	4.0	(1.3)	5.3	7.9	(2.6)
Other operating (income) expense	(0.1)	—	(0.1)	0.1	(0.1)	0.2
Income from operations	$4.5	$16.2	$(11.7)	$7.1	$21.9	$(14.8)

Net revenue: Net revenue from our Construction segment for the three months ended June 30, 2020 decreased $23.4 million to $172.3 million from $195.7 million for the three months ended June 30, 2019. Net revenue from our Construction segment for the six months ended June 30, 2020 decreased $39.0 million to $348.8 million from $387.8 million for the six months ended June 30, 2019. The decreases were primarily driven by lower revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion and lower revenues from our construction modeling and detailing business.

Cost of revenue: Cost of revenue from our Construction segment for the three months ended June 30, 2020 decreased $8.7 million to $146.6 million from $155.3 million for the three months ended June 30, 2019. Cost of revenue from our Construction segment for the six months ended June 30, 2020 decreased $20.3 million to $297.8 million from $318.1 million for the six months ended June 30, 2019. The decreases were primarily driven by the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period. The decrease was partially offset by higher costs incurred in response to the COVID-19 pandemic.

Selling, general and administrative: Selling, general and administrative from our Construction segment for the three months ended June 30, 2020 decreased $1.6 million to $18.6 million from $20.2 million for the three months ended June 30, 2019. Selling, general and administrative from our Construction segment for the six months ended June 30, 2020 decreased $1.5 million to $38.5 million from $40.0 million for the six months ended June 30, 2019. The decreases were primarily driven by lower travel expenses, acquisition costs, and bonus expense in the current period, partially offset by higher costs incurred due to COVID-19 pandemic.

Depreciation and amortization: Depreciation and amortization from our Construction segment for the three months ended June 30, 2020 decreased $1.3 million to $2.7 million from $4.0 million for the three months ended June 30, 2019. Depreciation and amortization from our Construction segment for the six months ended June 30, 2020 decreased $2.6 million to $5.3 million from $7.9 million for the six months ended June 30, 2019. The decreases were primarily related to the full depreciation and amortization of assets that took place subsequent to the comparable periods.

Energy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$10.3	$5.5	$4.8	$20.7	$10.6	$10.1

Cost of revenue	4.7	3.3	1.4	9.7	6.5	3.2
Selling, general and administrative	1.4	1.0	0.4	3.0	1.9	1.1
Depreciation and amortization	2.0	1.5	0.5	4.1	2.9	1.2
Income (loss) from operations	$2.2	$(0.3)	$2.5	$3.9	$(0.7)	$4.6
Net revenue: Net revenue from our Energy segment for the three months ended June 30, 2020 increased $4.8 million to $10.3 million from $5.5 million for the three months ended June 30, 2019. Net revenue from our Energy segment for the six months ended June 30, 2020 increased $10.1 million to $20.7 million from $10.6 million for the six months ended June 30, 2019. The increases were primarily driven by higher volume-related revenues attributable to the inclusion of the acquired ampCNG stations, which was acquired in June 2019. Additionally, the increases were driven by AFTC revenue related to CNG sales recognized in the current period. The AFTC had not yet been renewed for 2019 in the comparable period.

Cost of revenue: Cost of revenue from our Energy segment for the three months ended June 30, 2020 increased $1.4 million to $4.7 million from $3.3 million for the three months ended June 30, 2019. Cost of revenue from our Energy segment for the six months ended June 30, 2020 increased $3.2 million to $9.7 million from $6.5 million for the six months ended June 30, 2019. The increases were due to the overall growth in volume of gasoline gallons delivered and higher commodity and utility costs driven by the acquisition of ampCNG stations.

Selling, general and administrative: Selling, general and administrative expenses from our Energy segment for the three months ended June 30, 2020 increased $0.4 million to $1.4 million from $1.0 million for the three months ended June 30, 2019. Selling, general and administrative expenses from our Energy segment for the six months ended June 30, 2020 increased $1.1 million to $3.0 million from $1.9 million for the six months ended June 30, 2019. The increases were driven by the overall growth of the Energy segment as it continues to increase its national footprint.

Depreciation and amortization: Depreciation and amortization from our Energy segment for the three months ended June 30, 2020 increased $0.5 million to $2.0 million from $1.5 million for the three months ended June 30, 2019. Depreciation and amortization from our Energy segment for the six months ended June 30, 2020 increased $1.2 million to $4.1 million from $2.9 million for the six months ended June 30, 2019. The increases were due to additional depreciation and amortization from the acquisition of ampCNG stations completed in June 2019.

Telecommunications Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$107.3	$189.3	$(82.0)	$293.7	$344.8	$(51.1)

Cost of revenue	105.3	186.4	(81.1)	289.6	338.7	(49.1)
Selling, general and administrative	1.7	2.1	(0.4)	3.6	4.6	(1.0)
Depreciation and amortization	0.1	0.1	—	0.2	0.2	—
Other operating expense	—	0.5	(0.5)	—	0.5	(0.5)
Income from operations	$0.2	$0.2	$—	$0.3	$0.8	$(0.5)

Net revenue: Net revenue from our Telecommunications segment for the three months ended June 30, 2020 decreased $82.0 million to $107.3 million from $189.3 million for the three months ended June 30, 2019. Net revenue from our Telecommunications segment for the six months ended June 30, 2020 decreased $51.1 million to $293.7 million from $344.8 million for the six months ended June 30, 2019. The decreases can be attributed to changes in our customer mix and fluctuations in wholesale traffic volumes, which can result in variability across periods.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended June 30, 2020 decreased $81.1 million to $105.3 million from $186.4 million for the three months ended June 30, 2019. Cost of revenue from our Telecommunications segment for the six months ended June 30, 2020 decreased $49.1 million to $289.6 million from $338.7 million for the six months ended June 30, 2019. The decreases were directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributed to market pressures on call termination rates.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the three months ended June 30, 2020 decreased $0.4 million to $1.7 million from $2.1 million for the three months ended June 30, 2019. Selling, general and administrative expenses from our Telecommunications segment for the six months ended June 30, 2020 decreased $1.0 million to $3.6 million from $4.6 million for the six months ended June 30, 2019. The decreases were primarily due to a decrease in compensation expense due to a lower headcount.

Other operating expense: Other operating expense expenses from our Telecommunications segment for the three and six months ended June 30, 2020 decreased $0.5 million to zero from $0.5 million for the three and six months ended June 30, 2019. The decreases were driven by impairment of goodwill in the comparable period as a result of declining performance at the segment.

Insurance Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Life, accident and health earned premiums, net	$29.7	$30.1	$(0.4)	$58.2	$59.9	$(1.7)
Net investment income	51.2	52.5	(1.3)	105.5	105.5	—
Net realized and unrealized gains (losses) on investments	(0.4)	(0.5)	0.1	(19.4)	5.5	(24.9)
Net revenue	80.5	82.1	(1.6)	144.3	170.9	(26.6)

Policy benefits, changes in reserves, and commissions	63.0	48.0	15.0	135.4	100.7	34.7
Selling, general and administrative	8.8	9.2	(0.4)	18.7	17.4	1.3
Depreciation and amortization	(5.5)	(6.0)	0.5	(11.4)	(12.5)	1.1
Income from operations (1)	$14.2	$30.9	$(16.7)	$1.6	$65.3	$(63.7)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended June 30, 2020 decreased $0.4 million to $29.7 million from $30.1 million for the three months ended June 30, 2019. The decrease is due to run-off of the closed blocks of business, partially offset by an increase in KIC LTC premiums from rate increases, outpacing terminations on this block.

Life, accident and health earned premiums, net from our Insurance segment for the six months ended June 30, 2020 decreased $1.7 million to $58.2 million from $59.9 million for the six months ended June 30, 2019. The decrease was primarily related to run-off of the closed blocks of business.

Net investment income: Net investment income from our Insurance segment for the three months ended June 30, 2020 decreased $1.3 million to $51.2 million from $52.5 million for the three months ended June 30, 2019. The decrease was due to decreased holdings in preferred stocks and short term investments, largely offset from an increase in bonds due to increased holdings.

Net realized and unrealized gains (losses) on investments: Net realized and unrealized gains (losses) on investments from our Insurance segment for the six months ended June 30, 2020 decreased $24.9 million to a loss of $19.4 million from a gain of $5.5 million for the six months ended June 30, 2019. The decrease was driven by unfavorable market movements in common and preferred stocks driven by interest rate reductions due to the COVID-19 pandemic.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended June 30, 2020 increased $15.0 million to $63.0 million from $48.0 million for the three months ended June 30, 2019. Policy benefits, changes in reserves, and commissions from our Insurance segment for the six months ended June 30, 2020 increased $34.7 million to $135.4 million from $100.7 million for the six months ended June 30, 2019. The increases were due to non-recurring favorable claims activity recognized in the comparable period primarily driven by an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented and unfavorable claims activity and reserves development in the first half of 2020.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended June 30, 2020 decreased $0.4 million to $8.8 million from $9.2 million for the three months ended June 30, 2019. Selling, general and administrative expenses from our Insurance segment for the six months ended June 30, 2020 increased $1.3 million to $18.7 million from $17.4 million for the six months ended June 30, 2019. The increases were driven by increases in miscellaneous software expenses, legal expenses, additional premium taxes, and third party management fees.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended June 30, 2020 decreased $0.5 million to $5.5 million from $6.0 million for the three months ended June 30, 2019. Depreciation and amortization from our Insurance segment for the six months ended June 30, 2020 decreased $1.1 million to $11.4 million from $12.5 million for the six months ended June 30, 2019. The decreases were driven by a reduction in negative VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$3.4	$1.6	$1.8	$6.6	$3.5	$3.1
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(3.5)	$(1.7)	$(1.8)	$(6.7)	$(3.6)	$(3.1)

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2020 increased $1.8 million to $3.4 million from $1.6 million for the three months ended June 30, 2019. Selling, general and administrative expenses from our Life Sciences segment for the six months ended June 30, 2020 increased $3.1 million to $6.6 million from $3.5 million for the six months ended June 30, 2019. The increases were driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products.

Broadcasting

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$9.5	$10.0	$(0.5)	$19.6	$19.8	$(0.2)

Cost of revenue	5.5	5.6	(0.1)	11.1	11.8	(0.7)
Selling, general and administrative	5.6	5.6	—	11.3	12.0	(0.7)
Depreciation and amortization	1.7	1.5	0.2	3.4	2.9	0.5
Other operating income	(2.1)	(1.0)	(1.1)	(2.1)	(1.9)	(0.2)
Loss from operations	$(1.2)	$(1.7)	$0.5	$(4.1)	$(5.0)	$0.9

Net revenue: Net revenue from our Broadcasting segment for the three months ended June 30, 2020 decreased $0.5 million to $9.5 million from $10.0 million for the three months ended June 30, 2019. Net revenue from our Broadcasting segment for the six months ended June 30, 2020 decreased $0.2 million to $19.6 million from $19.8 million for the six months ended June 30, 2019. The decreases were primarily driven by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic, partially offset by higher station revenues as our Broadcasting segment grew the number of operating stations and launched new customers across its broadcast platform.

Cost of revenue: Cost of revenue from our Broadcasting segment for the six months ended June 30, 2020 decreased $0.7 million to $11.1 million from $11.8 million for the six months ended June 30, 2019. The decrease was primarily driven by cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations.

Selling, general and administrative: Selling, general and administrative expenses from our Broadcasting segment for the six months ended June 30, 2020 decreased $0.7 million to $11.3 million from $12.0 million for the six months ended June 30, 2019. The decrease was primarily due to lower stock-based compensation, legal and other overhead expenses.

Depreciation and amortization: Depreciation and amortization from our Broadcasting segment for the three months ended June 30, 2020 increased $0.2 million to $1.7 million from $1.5 million for the three months ended June 30, 2019. Depreciation and amortization from our Broadcasting segment for the six months ended June 30, 2020 increased $0.5 million to $3.4 million from $2.9 million for the six months ended June 30, 2019. The increases were driven by additional amortization of fixed assets at new stations which were acquired subsequent to the comparable period.

Other operating income: Other operating income from our Broadcasting segment for the three months ended June 30, 2020 increased $1.1 million to $2.1 million from $1.0 million for the three months ended June 30, 2019. Other operating income from our Broadcasting segment for the six months ended June 30, 2020 increased $0.2 million to $2.1 million from $1.9 million for the six months ended June 30, 2019. The changes were primarily due to receipt of FCC reimbursements.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$0.6	$—	$0.6	$1.6	$—	$1.6
Other operating (income) expense	—	0.1	(0.1)	—	0.1	(0.1)
Loss from operations	$(0.6)	$(0.1)	$(0.5)	$(1.6)	$(0.1)	$(1.5)

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended June 30, 2020 increased $0.6 million to $0.6 million from zero for the three months ended June 30, 2019. Selling, general and administrative expenses from our Other segment for the six months ended June 30, 2020 increased $1.6 million to $1.6 million from zero for the six months ended June 30, 2019. The increases were predominantly driven by costs associated with the sale of HMN, which closed during the second quarter of 2020.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$8.0	$6.5	$1.5	$17.1	$13.7	$3.4
Loss from operations	$(8.0)	$(6.5)	$(1.5)	$(17.1)	$(13.7)	$(3.4)

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2020 increased $1.5 million to $8.0 million from $6.5 million for the three months ended June 30, 2019. Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2020 increased $3.4 million to $17.1 million from $13.7 million for the six months ended June 30, 2019. The increases were driven by legal costs incurred associated with the consent revocation, acquisition costs, and the annual stockholder meeting related to the current board solicitation matter with certain stockholders of the Company. This was partially offset by a decrease in bonus, stock compensation expense and overhead costs in the current period.

Income (loss) from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Life Sciences	$(1.1)	$(0.2)	$(0.9)	$(2.1)	$(1.3)	$(0.8)
Other	0.9	7.4	(6.5)	(0.6)	2.6	(3.2)
Loss from equity investees	$(0.2)	$7.2	$(7.4)	$(2.7)	$1.3	$(4.0)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2020 increased $0.9 million to $1.1 million from $0.2 million for the three months ended June 30, 2019. Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2020 increased $0.8 million to $2.1 million from $1.3 million for the six months ended June 30, 2019. The increases in losses were largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Income (loss) from equity investees within our Other segment for the three months ended June 30, 2020 decreased $6.5 million to income of $0.9 million from income of $7.4 million for the three months ended June 30, 2019. Income (loss) from equity investees within our Other segment for the six months ended June 30, 2020 decreased $3.2 million to a loss of $0.6 million from income $2.6 million for the six months ended June 30, 2019. The decrease was driven by the equity investment in HMN, as the joint venture produced lower profits than in the prior periods, which is generally attributable to timing of turnkey project work, and a reduction in ownership as a result of the partial sale in the second quarter of 2020.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, and FCC reimbursements; asset impairment expense; interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; discontinued operations; non-recurring items; costs associated with the COVID-19 pandemic, and acquisition and disposition costs.

To help our board, management and investors assess the impact of COVID-19 pandemic on our results of operations, we are excluding the impacts of COVID-19 response initiatives for the cost of personal protective equipment distributed to employees, cleaning and sanitization equipment and procedures, and additional overhead costs to maintain proper social distancing from Adjusted EBITDA. Our board and management find the exclusion of the impact of these COVID-19 response initiatives from Adjusted EBITDA to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.

(in millions)	Three Months Ended June 30, 2020
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net income attributable to HC2 Holdings, Inc.								$13.1
Less: Net income attributable to HC2 Holdings Insurance segment								11.4
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(1.5)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$1.6	$0.4	$(0.1)	$(1.2)	$(4.7)	$46.1	$(38.9)	$3.2
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.7	2.0	0.1	0.1	1.7	—	—	6.6
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	—	—	2.3
Other operating (income) expenses	(0.1)	—	—	—	(2.1)	—	—	(2.2)
Interest expense	2.2	1.2	—	—	3.5	—	14.6	21.5
Other (income) expense, net	(0.1)	0.5	0.1	(2.3)	1.3	(70.7)	8.4	(62.8)
Loss on early extinguishment of debt	—	—	—	—	—	—	3.4	3.4
Income tax (benefit) expense	0.9	—	—	—	—	7.3	4.4	12.6
Noncontrolling interest	0.1	0.1	—	(1.2)	(1.3)	17.7	—	15.4
Bonus to be settled in equity	—	—	—	—	—	—	(0.4)	(0.4)
Share-based payment expense	—	—	—	0.1	0.1	—	0.1	0.3
Non-recurring items	0.9	—	—	—	—	—	3.8	4.7
Covid-19 Costs	8.4	—	—	—	—	—	—	8.4
Acquisition and disposition costs	0.2	—	0.1	—	0.4	0.5	1.0	2.2
Adjusted EBITDA	$19.1	$4.2	$0.2	$(4.5)	$(1.1)	$0.9	$(3.6)	$15.2

Total Core Operating Subsidiaries	$23.5

(in millions)	Three Months Ended June 30, 2019
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net income attributable to HC2 Holdings, Inc.								$9.4
Less: Net income attributable to HC2 Holdings Insurance segment								30.3
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(3.2)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$8.9	$(0.7)	$0.4	$(1.4)	$(3.5)	$1.1	$(22.5)	$(17.7)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.0	1.5	0.1	0.1	1.5	—	—	7.2
Depreciation and amortization (included in cost of revenue)	2.4	—	—	—	—	—	—	2.4
Other operating (income) expenses	—	0.1	0.5	—	(1.0)	—	—	(0.4)
Interest expense	2.2	0.5	—	—	2.3	—	14.5	19.5
Net loss (gain) on contingent consideration	—	—	(0.2)	—	—	—	—	(0.2)
Other (income) expense, net	0.2	0.1	—	(0.1)	0.3	0.6	3.7	4.8
Income tax (benefit) expense	4.1	—	—	—	0.1	—	(4.8)	(0.6)
Noncontrolling interest	0.8	(0.3)	—	(0.5)	(1.0)	0.8	—	(0.2)
Share-based payment expense	—	—	—	0.1	0.2	—	1.4	1.7
Discontinued operations	—	—	—	—	—	4.9	2.8	7.7
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.5	0.1	—	—	0.2	—	0.5	1.3
Adjusted EBITDA	$23.1	$1.3	$0.8	$(1.8)	$(0.9)	$7.4	$(4.4)	$25.5

Total Core Operating Subsidiaries	$25.2

Construction: Net income (loss) from our Construction segment for the three months ended June 30, 2020 decreased by $7.3 million to income of $1.6 million from income of $8.9 million for the three months ended June 30, 2019. Adjusted EBITDA from our Construction segment for the three months ended June 30, 2020 decreased $4.0 million to $19.1 million from $23.1 million for the three months ended June 30, 2019. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period.

Energy: Net income (loss) from our Energy segment for the three months ended June 30, 2020 increased by $1.1 million to income of $0.4 million from a loss of $0.7 million for the three months ended June 30, 2019. Adjusted EBITDA from our Energy segment for the three months ended June 30, 2020 increased $2.9 million to $4.2 million from $1.3 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA was primarily driven by higher volume-related revenues from the acquisition of ampCNG stations in June 2019 and the AFTC recognized in the current period which had not yet been renewed in the comparable period. Partially offsetting these increases were higher selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.

Telecommunications: Net income (loss) from our Telecommunications segment for the three months ended June 30, 2020 decreased by $0.5 million to a loss of $0.1 million from income of $0.4 million for the three months ended June 30, 2019. Adjusted EBITDA from our Telecommunications segment for the three months ended June 30, 2020 decreased $0.6 million to $0.2 million from $0.8 million for the three months ended June 30, 2019. The decrease in Adjusted EBITDA was primarily due to a decline in the contracting of call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2020 decreased $0.2 million to a loss of $1.2 million from a loss of of $1.4 million for the three months ended June 30, 2019. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2020 increased $2.7 million to $4.5 million from $1.8 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products.

Broadcasting: Net loss from our Broadcasting segment for the three months ended June 30, 2020 increased $1.2 million to $4.7 million from $3.5 million for the three months ended June 30, 2019. Adjusted EBITDA loss from our Broadcasting segment for the three months ended June 30, 2020 increased $0.2 million to $1.1 million from $0.9 million for the three months ended June 30, 2019.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended June 30, 2020 increased $45.0 million to $46.1 million from $1.1 million for the three months ended June 30, 2019. Adjusted EBITDA from our Other and Eliminations segment for the three months ended June 30, 2020 decreased $6.5 million to $0.9 million from $7.4 million for the three months ended June 30, 2019. The decrease in EBITDA for Other and Eliminations was driven by lower profits for the HMN investment, which is generally attributable to the timing of turnkey project work.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended June 30, 2020 increased $16.4 million to $38.9 million from $22.5 million for the three months ended June 30, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2020 decreased $0.8 million to $3.6 million from $4.4 million for the three months ended June 30, 2019. The decrease in Adjusted EBITDA loss was driven by lower bonus and overhead costs compared to the prior period.

(in millions)	Six Months Ended June 30, 2020
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(70.0)
Less: Net income attributable to HC2 Holdings Insurance segment								11.4
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(3.1)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$1.5	$1.0	$0.5	$(4.4)	$(10.9)	$4.0	$(70.0)	$(78.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	4.1	0.2	0.1	3.4	—	—	13.1
Depreciation and amortization (included in cost of revenue)	4.6	—	—	—	—	—	—	4.6
Other operating (income) expenses	0.1	—	—	—	(2.1)	—	—	(2.0)
Interest expense	4.4	2.4	—	—	6.7	—	29.3	42.8
Other (income) expense, net	0.1	0.1	(0.3)	(2.3)	2.6	(71.3)	6.6	(64.5)
Loss on early extinguishment of debt	—	—	—	—	—	—	9.2	9.2
Income tax (benefit) expense	1.1	—	—	—	—	7.3	4.0	12.4
Noncontrolling interest	0.1	0.4	—	(2.2)	(2.4)	1.6	—	(2.5)
Bonus to be settled in equity	—	—	—	—	—	—	(0.4)	(0.4)
Share-based payment expense	—	—	—	0.1	0.2	—	1.5	1.8
Discontinued Operations	—	—	—	—	—	56.3	3.8	60.1
Non-recurring items	1.8	—	—	—	—	—	5.2	7.0
Covid-19 costs	8.8	—	—	—	—	—	—	8.8
Acquisition and disposition costs	0.3	—	0.2	—	0.4	1.4	2.2	4.5
Adjusted EBITDA	$28.1	$8.0	$0.6	$(8.7)	$(2.1)	$(0.7)	$(8.6)	$16.6

Total Core Operating Subsidiaries	$36.7

(in millions)	Six Months Ended June 30, 2019
	Core Operating Subsidiaries			Early Stage & Other			Non-operating Corporate	HC2
	Construction	Energy	Telecom	Life Sciences	Broadcasting	Other and Eliminations
Net income attributable to HC2 Holdings, Inc.								$6.6
Less: Net income attributable to HC2 Holdings Insurance segment								64.1
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(5.5)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$11.0	$(1.3)	$1.0	$(4.0)	$(7.9)	$(4.7)	$(46.1)	$(52.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.9	2.9	0.2	0.1	2.9	—	—	14.0
Depreciation and amortization (included in cost of revenue)	4.5	—	—	—	—	—	—	4.5
Other operating (income) expenses	(0.1)	0.1	0.5	—	(1.9)	—	—	(1.4)
Interest expense	4.7	0.9	—	—	3.9	—	28.7	38.2
Net loss (gain) on contingent consideration	—	—	(0.2)	—	—	—	—	(0.2)
Other (income) expense, net	0.2	0.2	—	(0.1)	0.4	(0.2)	1.0	1.5
Income tax (benefit) expense	5.1	—	—	—	0.1	—	(2.5)	2.7
Noncontrolling interest	0.9	(0.6)	—	(0.8)	(1.6)	(1.6)	—	(3.7)
Share-based payment expense	—	—	—	0.1	0.4	—	2.5	3.0
Discontinued operations	—	—	—	—	—	9.0	5.3	14.3
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition and disposition costs	1.3	0.1	0.1	—	0.3	—	0.6	2.4
Adjusted EBITDA	$35.5	$2.3	$1.6	$(4.7)	$(3.4)	$2.5	$(10.5)	$23.3

Total Core Operating Subsidiaries	$39.4

Construction: Net income from our Construction segment for the six months ended June 30, 2020 decreased $9.5 million to $1.5 million from $11.0 million for the six months ended June 30, 2019. Adjusted EBITDA from our Construction segment for the six months ended June 30, 2020 decreased $7.4 million to $28.1 million from $35.5 million for the six months ended June 30, 2019. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period.

Energy: Net income (loss) from our Energy segment for the six months ended June 30, 2020 increased by $2.3 million to income of $1.0 million from a loss of $1.3 million for the six months ended June 30, 2019. Adjusted EBITDA from our Energy segment for the six months ended June 30, 2020 increased $5.7 million to $8.0 million from $2.3 million for the six months ended June 30, 2019. The increase in Adjusted EBITDA was primarily driven by higher volume-related revenues from the acquisition of ampCNG stations in June 2019 and the AFTC recognized in the current period which had not yet been renewed in the comparable period. Partially offsetting these increases were higher selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.

Telecommunications: Net income from our Telecommunications segment for the six months ended June 30, 2020 decreased by $0.5 million to $0.5 million from $1.0 million for the six months ended June 30, 2019. Adjusted EBITDA from our Telecommunications segment for the six months ended June 30, 2020 decreased $1.0 million to $0.6 million from $1.6 million for the six months ended June 30, 2019. The decrease in Adjusted EBITDA was primarily due to a decline in call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2020 increased $0.4 million to $4.4 million from $4.0 million for the six months ended June 30, 2019. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2020 increased $4.0 million to $8.7 million from $4.7 million for the six months ended June 30, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Broadcasting: Net loss from our Broadcasting segment for the six months ended June 30, 2020 increased $3.0 million to $10.9 million from $7.9 million for the six months ended June 30, 2019. Adjusted EBITDA loss from our Broadcasting segment for the six months ended June 30, 2020 decreased $1.3 million to $2.1 million from $3.4 million for the six months ended June 30, 2019. The overall decrease in Adjusted EBITDA loss was primarily driven by increased revenue from broadcast stations, as well as cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations, and a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Other and Eliminations: Net income (loss) from our Other and Eliminations segment for the six months ended June 30, 2020 increased $8.7 million to income of $4.0 million from a loss of $4.7 million for the six months ended June 30, 2019. Adjusted EBITDA from our Other and Eliminations segment for the six months ended June 30, 2020 decreased $3.2 million to a loss of $0.7 million from income of $2.5 million for the six months ended June 30, 2019. The decrease in EBITDA for Other and Eliminations was driven by lower profits for the HMN investment, which is generally attributable to the timing of turnkey project work.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the six months ended June 30, 2020 increased $23.9 million to a loss of $70.0 million from a loss of $46.1 million for the six months ended June 30, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2020 decreased $1.9 million to $8.6 million from $10.5 million for the six months ended June 30, 2019. The decrease in Adjusted EBITDA loss was driven by non-recurring severance payments made in the comparable period and reduced overhead expenses.

(in millions):	Three Months Ended June 30,			Six months ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Construction	$19.1	$23.1	$(4.0)	$28.1	$35.5	$(7.4)
Energy	4.2	1.3	2.9	8.0	2.3	5.7
Telecommunications	0.2	0.8	(0.6)	0.6	1.6	(1.0)
Total Core Operating Subsidiaries	23.5	25.2	(1.7)	36.7	39.4	(2.7)

Life Sciences	(4.5)	(1.8)	(2.7)	(8.7)	(4.7)	(4.0)
Broadcasting	(1.1)	(0.9)	(0.2)	(2.1)	(3.4)	1.3
Other and Eliminations	0.9	7.4	(6.5)	(0.7)	2.5	(3.2)
Total Early Stage and Other	(4.7)	4.7	(9.4)	(11.5)	(5.6)	(5.9)

Non-Operating Corporate	(3.6)	(4.4)	0.8	(8.6)	(10.5)	1.9
Adjusted EBITDA	$15.2	$25.5	$(10.3)	$16.6	$23.3	$(6.7)

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended June 30,			Six months ended June 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net income - Insurance segment	$11.4	$30.3	$(18.9)	$11.4	$64.1	$(52.7)
Effect of investment losses (gains) (1)	0.4	0.5	(0.1)	19.4	(5.5)	24.9
Gain on bargain purchase	—	(1.1)	1.1	—	(1.1)	1.1
Acquisition costs	—	1.6	(1.6)	—	1.8	(1.8)
Insurance AOI	11.8	31.3	(19.5)	30.8	59.3	(28.5)
Income tax expense (benefit)	2.8	1.7	1.1	(9.6)	2.4	(12.0)
Pre-tax Insurance AOI	$14.6	$33.0	$(18.4)	$21.2	$61.7	$(40.5)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and six months ended June 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Net income for the three months ended June 30, 2020 decreased $18.9 million to $11.4 million from $30.3 million for the three months ended June 30, 2019. Pre-tax Insurance AOI for the three months ended June 30, 2020 decreased $18.4 million to $14.6 million from $33.0 million for the three months ended June 30, 2019. The decrease was primarily driven by non-recurring favorable claims activity recognized in the comparable period driven by an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented and additional unfavorable claims activity and reserve developments in the current year. Additionally, the Insurance segment incurred larger expenses due to additional premium taxes, miscellaneous software expenses, third party management fees, and legal expenses.

Net income for the six months ended June 30, 2020 decreased $52.7 million to $11.4 million from $64.1 million for the six months ended June 30, 2019. Pre-tax Insurance AOI for the six months ended June 30, 2020 decreased $40.5 million to $21.2 million from $61.7 million for six months ended June 30, 2019. The decrease was primarily driven by non-recurring favorable claims activity recognized in the comparable period driven by an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented and additional unfavorable claims activity and reserve developments in the current year. Additionally, the Insurance segment incurred larger expenses due to additional premium taxes, miscellaneous software expenses, third party management fees, and legal expenses.

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

Construction Segment

At June 30, 2020, DBMG's backlog was $410.3 million, consisting of $349.9 million under contracts or purchase orders and $60.4 million under letters of intent or notices to proceed. Approximately $96.6 million, representing 23.5% of DBMG’s backlog at June 30, 2020, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, 2020 Revolving Credit Agreement, 7.5% convertible notes due 2022 (the "Convertible Notes"), dividend payments on its Preferred Stock and recurring operational expenses.

As of June 30, 2020, the Company had $203.8 million of cash and cash equivalents compared to $228.8 million as of December 31, 2019. On a stand-alone basis, as of June 30, 2020, HC2 had cash and cash equivalents of $0.9 million compared to $11.6 million at December 31, 2019. At June 30, 2020, cash and cash equivalents in our Insurance segment was $139.5 million compared to $170.5 million at December 31, 2019.

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

As of June 30, 2020, the Company had $654.6 million of indebtedness on a consolidated basis compared to $805.0 million as of December 31, 2019. On a stand-alone basis, as of June 30, 2020 and December 31, 2019, HC2 had indebtedness of $412.4 million and $540.0 million, respectively.

HC2's stand-alone debt consists of the $342.4 million aggregate principal amount of the Senior Secured Notes, the $55.0 million aggregate principal amount of the Convertible Notes, and the $15.0 million 2020 Revolving Credit Agreement. HC2 is required to make semi-annual interest payments on its Senior Secured Notes and Convertible Notes, and quarterly interest payments on its 2020 Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $0.5 million in dividends from our Telecommunications segment during the six months ended June 30, 2020.

HC2 received $1.1 million and $2.9 million in net management fees during the three and six months ended June 30, 2020, respectively.

HC2 received $13.5 million in dividends from its Construction segment during the three and six months ended June 30, 2020, and on July 17, 2020 the construction segment announced it will pay a cash dividend of $5.0 million, or $1.30 per share. HC2 received approximately $4.5 million of the total dividend payout.

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

We have begun to see significant costs increases, primarily at our Construction segment, driven by expenses associated with maintaining a safe work environment, and while executing on their projects. During the three and six months ended June 30, 2020, $8.4 million and $8.8 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity in the first half of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends from our operating subsidiaries, tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Additionally, in response to the COVID-19 pandemic, our corporate staff is predominantly working remotely and many of our key vendors, and consultants have similarly begun to work remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions.

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

The maintenance of collateral coverage provides that the Company's Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2020, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of June 30, 2020, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2020, that the Company will not permit the Fixed Charge Coverage Ratio (as defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (as defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year. As of June 30, 2020, the Company was in compliance.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our continuing operating, investing and financing activities and the amount of the respective changes between the periods (in millions):

	Six Months Ended June 30,
	2020	2019	Increase / (Decrease)
Operating activities	$48.6	$33.6	$15.0
Investing activities	145.9	(149.0)	294.9
Financing activities	(220.2)	66.5	(286.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.3	0.3
Net decrease in cash, cash equivalents and restricted cash	$(25.1)	$(48.6)	$23.5

Operating Activities

Cash provided by operating activities was $48.6 million for the six months ended June 30, 2020 as compared to cash provided by operating activities of $33.6 million for the six months ended June 30, 2019. The $15.0 million change was the result of the working capital improvements in our Construction and Energy segments. Our Construction segment benefited from increased billings in excess of costs on new projects, while our Energy segment benefited from AFTC related collections in the current period. These increases were offset by the working capital declines in our Telecommunication and Insurance segments. Our Telecommunication segment experienced a decline due to the timing of vendor payments and receivables collections, while our Insurance segment recorded a large tax receivable during the current period as a result of the CARES Act, refer to Note 15. Income Taxes for further detail.

Investing Activities

Cash provided by investing activities was $145.9 million for the six months ended June 30, 2020 as compared to cash used in investing activities of $149.0 million for the six months ended June 30, 2019. The $294.9 million change was a result of the sales of GMSL and HMN during the current year and acquisition of ampCNG during the comparable period.

Financing Activities

Cash used in financing activities was $220.2 million for the six months ended June 30, 2020 as compared to cash provided by financing activities of $66.5 million for the six months ended June 30, 2019. The $286.7 million change was largely a result of the principal payments on debt obligations at our Corporate segment and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL and HMN.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2020 debt balance, DBMG anticipates that its interest payments will be approximately $1.7 million each quarter of 2020.

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

Market environment

As of June 30, 2020, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business. Due to the COVID-19 pandemic, CIG performed adverse stress testing of investments and reserves which still yielded results in ending the year with a Risk-Based Capital (" RBC") well above regulatory minimums.

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

Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary RBC ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of June 30, 2020, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

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

Asset Liability Management

CIG’s insurance subsidiary maintains investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as long-term care insurance, are matched with investments such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. The types of assets in which CIG may invest are influenced by state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, CIG invests in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital; and (iv) provide liquidity to meet policyholder and other corporate obligations. The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities. In addition, at any given time, CIG’s insurance subsidiary could hold cash, highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals.

Investments

At June 30, 2020 and December 31, 2019, CIG’s investment portfolio is comprised of the following (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$8.5	0.2%	$7.7	0.2%
States, municipalities and political subdivisions	436.7	9.8%	440.1	9.9%
Residential mortgage-backed securities	59.7	1.3%	66.9	1.5%
Commercial mortgage-backed securities	91.2	2.1%	109.4	2.5%
Asset-backed securities	531.5	12.0%	577.8	13.1%
Corporate and other (*)	3,032.7	68.2%	2,866.8	64.8%
Common stocks (*)	21.9	0.5%	25.6	0.6%
Perpetual preferred stocks (*)	103.6	2.3%	118.9	2.7%
Mortgage loans	128.8	2.9%	183.5	4.1%
Policy loans	18.5	0.4%	19.1	0.4%
Other invested assets	13.1	0.3%	7.2	0.2%
Total	$4,446.2	100.0%	$4,423.0	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$1,957.7	46.9%	$1,954.9	48.1%
BBB	1,924.5	46.3%	1,834.5	45.1%
Total investment grade	3,882.2	93.2%	3,789.4	93.2%
BB	189.8	4.6%	210.7	5.2%
B	18.9	0.5%	18.0	0.4%
CCC, CC, C	60.7	1.5%	37.9	0.9%
D	8.7	0.2%	12.7	0.3%
Total non-investment grade	278.1	6.8%	279.3	6.8%
Total	$4,160.3	100.0%	$4,068.7	100.0%

Off-Balance Sheet Arrangements

DBMG’s off-balance sheet arrangements at June 30, 2020 included letters of credit of $9.1 million under Credit and Security Agreements and performance bonds of $108.0 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2020. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 19. Related Parties to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 450 Park Avenue, 29th Floor, New York, NY, 10022. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

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
•our dependence on certain key personnel;
•the impact of our reconstituted Board on our business growth and value to stockholders;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our newly reconstituted Board and change in executive management may not result in growth of our business or enhance stockholder value, and our search for a permanent Chief Executive Officer may not be successful.

On May 14, 2020, the Company announced a settlement agreement with MG Capital Management, Ltd. to reconstitute the Board as a result of ongoing engagement with stockholders. On June 11, 2020, the Company announced that the Board had appointed Wayne Barr, Jr. as interim Chief Executive Officer, succeeding Philip A. Falcone. As a result, the Board formed a CEO search committee and is currently conducting a search for the role of Chief Executive Officer. In connection with the change in executive management, the Company announced on July 6, 2020 that the Board had determined to reduce the number of nominees for Director from seven to six. Subsequently, Avram A. Glazer, Wayne Barr, Jr. Kenneth S. Courtis, Warren H. Gfeller, Michael Gorzynski and Shelly C. Lombard were elected to the Board at the 2020 Annual Meeting held on July 30, 2020, representing a significant turnover in the composition of the Board from prior years.

Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. Recent changes in our executive management and composition of the Board, and any related speculation and uncertainty regarding our future business strategy and direction, may cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. Furthermore, the transition to a permanent Chief Executive Officer could be a distraction to our executive management, business operations and customers. The search could also result in significant recruiting and relocation costs. If we fail to successfully and timely attract and appoint a Chief Executive Officer with the appropriate level of expertise, we could experience adverse impacts on our business and results of operations.

Risks Related to the Construction Segment

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. During the three and six months ended June 30, 2020, $8.4 million and $8.8 million were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. likely will cause the timing of revenue and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Interim Chief Executive Officer Employment Agreement

On August 7, 2020, the Company entered into an employment agreement with Wayne Barr, Jr., the interim Chief Executive Officer of the Company.

The employment agreement provides that Mr. Barr will receive an annual base salary of $360,000. During Mr. Barr’s employment with the Company, Mr. Barr will also be eligible to receive an annual cash bonus in such amount and subject to such terms and conditions as are determined by the Chairman of the Board in consultation with Mr. Barr, subject to his continued employment through the applicable payment date. Notwithstanding the foregoing, Mr. Barr will be eligible to receive an annual bonus in respect of 2020 in an amount equal to no less than $180,000 if the Board determines that Mr. Barr’s actions as interim Chief Executive Officer have resulted in the successful refinancing of the debt of the Company and its affiliates and otherwise improved the standing of the Company to position it to achieve its business goals and objectives with respect to 2021.

The employment agreement further provides that, as soon as practicable following the date of the employment agreement, Mr. Barr will be eligible to receive a grant of restricted stock awards pursuant to the Company’s equity incentive plan with a fair market value equal to $90,000 for the 2020/2021 year based on the closing price of the Company’s common stock on July 30, 2020 (the “RSA Award”). 66-2/3% of the RSA Award will vest on July 30, 2021 and the remainder of the RSA Award will vest on July 30, 2022, subject to Mr. Barr’s continued services as a member of the Board or employee of the Company through each vesting date.

The employment agreement further provides that upon a qualifying termination of Mr. Barr’s employment by the Company without “cause” or by Mr. Barr for “good reason” (in each case as such terms are defined in the employment agreement), then Mr. Barr will be entitled to receive the severance payments and benefits under the position of “CEO” in accordance with, and subject to the terms of, the Company’s severance guidelines in effect as of the termination date; provided, that if Mr. Barr’s employment is terminated by the Company without “cause” or by Mr. Barr for “good reason”, in each case, as a result of the Company hiring a permanent successor Chief Executive Officer prior to June 11, 2021, then in addition to the foregoing severance payments and benefits, Mr. Barr will also be entitled to receive continued payment of his base salary through June 11, 2021. The Company’s current severance guidelines provide that upon a qualifying termination of employment, Mr. Barr will be entitled to 12 months of annual base salary plus 12 months of Consolidated Omnibus Budget Reconciliation Act health benefit premiums, if eligible, subject to execution of a separation and release agreement.

The foregoing description of the terms of the employment agreement with Mr. Barr is a summary of certain of its terms only and is qualified in its entirety by the full text of the employment agreement filed as Exhibit 10.4 hereto.

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

Exhibit Number	Description

10.1	Second Amendment to Intercreditor Agreement dated as of April 9, 2020, by and among Wells Fargo Bank, National Association and TCW Asset Management Company LLC (filed herewith).

10.2
Second Amendment to Financing Agreement dated as of April 9, 2020 by and among DBM Global Inc. ("DBM"), as borrower, certain direct and indirect subsidiaries of DBM as borrowers or guarantors, the lenders from time to time party hereto, and TCW Asset Management Company, LLC, as administrative agent for the lenders and collateral agent to the secured parties (filed herewith).

10.3
Second Amendment to Fourth Amended and Restated Credit and Security Agreement dated as of April 9, 2020, by and among DBM and certain of its subsidiaries, and Wells Fargo Bank, National Association (filed herewith).

10.4^	Employment Agreement dated effective as of August 7, 2020, by and between HC2 Holdings, Inc. and Wayne Barr, Jr. (filed herewith).

10.5
Cooperation Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc., MG Capital Management Ltd., Percy Rockdale LLC and Rio Royal LLC (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.6
Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.7
Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc. and JDS1, LLC and CCUR Holdings, Inc. (incorporated by reference to Exhibit 10.3 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.8
Letter Agreement, dated as of July 5, 2020, by and among HC2 Holdings, Inc., MG Capital Management Ltd., Percy Rockdale LLC and Rio Royal LLC (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

10.9
Letter Agreement, dated as of July 5, 2020, by and between HC2 Holdings, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

10.10
Letter Agreement, dated as of July 5, 2020, by and among HC2 Holdings, Inc., JDS1, LLC and CCUR Holdings, Inc. (incorporated by reference to Exhibit 10.3 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.
Date:	August 10, 2020	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)