Form 10-Q
period 2020-09-30
HC2 HOLDINGS, INC.
filed 2020-11-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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

As of October 31, 2020, 47,353,275 shares of common stock, par value $0.001, were outstanding.

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$317.2	$349.3	$1,000.0	$1,112.3
Life, accident and health earned premiums, net	28.6	28.9	86.8	88.7
Net investment income	46.7	51.2	147.1	152.6
Net realized and unrealized gains (losses) on investments	0.8	(1.9)	(18.8)	2.1
Net revenue	393.3	427.5	1,215.1	1,355.7
Operating expenses
Cost of revenue	278.7	301.3	886.9	976.4
Policy benefits, changes in reserves, and commissions	59.6	66.1	195.0	166.8
Selling, general and administrative	45.2	50.7	145.6	143.8
Depreciation and amortization	2.4	2.2	4.1	3.7
Other operating income (expense)	9.5	(0.3)	7.5	(1.7)
Total operating expenses	395.4	420.0	1,239.1	1,289.0
(Loss) income from operations	(2.1)	7.5	(24.0)	66.7
Interest expense	(19.7)	(20.1)	(62.4)	(58.0)
Loss on early extinguishment or restructuring of debt	(4.2)	—	(13.4)	—
Loss from equity investees	(1.3)	(1.3)	(4.0)	—
Gain on bargain purchase	—	—	—	1.1
Other income (loss)	7.3	6.1	74.1	4.7
(Loss) income from continuing operations before income taxes	(20.0)	(7.8)	(29.7)	14.5
Income tax expense	(1.6)	(1.1)	(4.4)	(6.2)
(Loss) income from continuing operations	(21.6)	(8.9)	(34.1)	8.3
Income (loss) from discontinued operations (including loss on disposal of $39.3 million)	—	0.6	(60.0)	(13.7)
Net loss	(21.6)	(8.3)	(94.1)	(5.4)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	4.3	1.2	6.8	4.9
Net loss attributable to HC2 Holdings, Inc.	(17.3)	(7.1)	(87.3)	(0.5)
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	1.2	(0.4)
Net loss attributable to common stock and participating preferred stockholders	$(17.7)	$(7.5)	$(88.5)	$(0.1)

(Loss) income per share - continuing operations
Basic:	$(0.38)	$(0.16)	$(0.94)	$0.28
Diluted:	$(0.38)	$(0.16)	$(0.94)	$0.23

Loss per share - discontinued operations
Basic:	$—	$—	$(0.95)	$(0.28)
Diluted:	$—	$—	$(0.95)	$(0.21)

(Loss) income per share - Net (loss) income attributable to participating securities
Basic:	$(0.38)	$(0.16)	$(1.89)	$—
Diluted:	$(0.38)	$(0.16)	$(1.89)	$0.02

Weighted average common shares outstanding:
Basic:	46.9	45.7	46.7	45.4
Diluted:	46.9	45.7	46.7	60.1

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21.6)	$(8.3)	$(94.1)	$(5.4)
Other comprehensive income
Foreign currency translation adjustment	(0.5)	(2.7)	3.5	(2.5)
Unrealized gains (losses) on available-for-sale securities	65.0	82.4	72.8	312.0
Dispositions	—	—	22.1	—
Other comprehensive income	64.5	79.7	98.4	309.5
Comprehensive income	42.9	71.4	4.3	304.1
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(4.6)	1.9	2.7	5.5
Comprehensive income attributable to HC2 Holdings, Inc.	$38.3	$73.3	$7.0	$309.6

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$4,295.2	$4,028.9
Equity securities	74.2	92.5
Mortgage loans	121.1	183.5
Policy loans	18.2	19.1
Other invested assets	60.7	68.1
Total investments	4,569.4	4,392.1
Cash and cash equivalents	163.6	228.8
Accounts receivable, net	252.3	311.8
Recoverable from reinsurers	961.4	953.7
Deferred tax asset	1.8	2.7
Property, plant and equipment, net	213.8	223.7
Goodwill	112.7	112.5
Intangibles, net	202.2	221.7
Assets held for sale	5.6	323.3
Other assets	205.6	188.0
Total assets	$6,688.4	$6,958.3

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,622.9	$4,567.1
Annuity reserves	230.9	236.4
Value of business acquired	205.0	221.1
Accounts payable and other current liabilities	298.6	306.2
Deferred tax liability	113.2	83.7
Debt obligations	646.4	773.6
Liabilities held for sale	0.1	153.9
Other liabilities	135.7	151.1
Total liabilities	6,252.8	6,493.1
Commitments and contingencies
Temporary equity
Preferred stock	15.9	10.3
Redeemable noncontrolling interest	7.0	11.3
Total temporary equity	22.9	21.6
Stockholders’ equity
Common stock, $0.001 par value	—	—
Shares authorized: 80,000,000 at September 30, 2020 and December 31, 2019;
Shares issued: 48,413,438 and 46,810,676 at September 30, 2020 and December 31, 2019;
Shares outstanding: 47,303,687 and 46,067,852 at September 30, 2020 and December 31, 2019, respectively
Additional paid-in capital	293.6	281.1
Treasury stock, at cost: 1,109,751 and 742,824 shares at September 30, 2020 and December 31, 2019, respectively	(4.2)	(3.3)
Accumulated deficit	(184.0)	(96.7)
Accumulated other comprehensive income	266.4	168.7
Total HC2 Holdings, Inc. stockholders’ equity	371.8	349.8
Noncontrolling interest	40.9	93.8
Total stockholders’ equity	412.7	443.6
Total liabilities, temporary equity and stockholders’ equity	$6,688.4	$6,958.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2020	46.6	$—	$288.5	$(4.2)	$(166.7)	$201.7	$319.3	$45.9	$365.2	$18.7
Share-based compensation	—	—	3.0	—	—	—	3.0	—	3.0	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	0.2
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.7	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	5.6
Transactions with noncontrolling interests	—	—	0.8	—	—	—	0.8	(2.0)	(1.2)	—
Other	—	—	1.7	—	—	—	1.7	—	1.7	—
Net loss	—	—	—	—	(17.3)	—	(17.3)	(2.8)	(20.1)	(1.5)
Other comprehensive income (loss)	—	—	—	—	—	64.7	64.7	(0.2)	64.5	(0.1)
Balance as of September 30, 2020	47.3	$—	$293.6	$(4.2)	$(184.0)	$266.4	$371.8	$40.9	$412.7	$22.9

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	5.9	—	—	—	5.9	—	5.9	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.4)	—	—	—	(1.4)	—	(1.4)	1.4
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)	—
Issuance of common stock	1.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	5.6
Transactions with noncontrolling interests	—	—	6.9	—	—	—	6.9	(57.3)	(50.4)	(4.0)
Other	—	—	1.7	—	—	—	1.7	—	1.7	—
Net loss	—	—	—	—	(87.3)	—	(87.3)	(3.8)	(91.1)	(3.0)
Other comprehensive income	—	—	—	—	—	97.7	97.7	8.2	105.9	1.3
Balance as of September 30, 2020	47.3	$—	$293.6	$(4.2)	$(184.0)	$266.4	$371.8	$40.9	$412.7	$22.9

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2019	45.8	$—	$270.9	$(3.2)	$(54.9)	$117.1	$329.9	$100.9	$430.8	$20.6
Share-based compensation	—	—	2.0	—	—	—	2.0	—	2.0	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.1)	—	—	—	(1.1)	—	(1.1)	1.1
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	1.3	—	—	—	1.3	(2.9)	(1.6)	0.1
Other	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Net loss	—	—	—	—	(7.1)	—	(7.1)	(0.8)	(7.9)	(0.4)
Other comprehensive income (loss)	—	—	—	—	—	80.3	80.3	(0.6)	79.7	(0.1)
Balance as of September 30, 2019	45.9	$—	$272.6	$(3.2)	$(62.0)	$197.4	$404.8	$96.6	$501.4	$21.3

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Share-based compensation	—	—	6.7	—	—	—	6.7	—	6.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Preferred stock dividend	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Issuance of common stock	1.2	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	6.0	—	—	—	6.0	(3.8)	2.2	3.2
Other	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)	—
Net loss	—	—	—	—	(0.5)	—	(0.5)	(4.0)	(4.5)	(0.9)
Other comprehensive income (loss)	—	—	—	—	—	310.0	310.0	(0.5)	309.5	(0.1)
Balance as of September 30, 2019	45.9	$—	$272.6	$(3.2)	$(62.0)	$197.4	$404.8	$96.6	$501.4	$21.3

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(94.1)	$(5.4)
Less: Loss from discontinued operations, net of tax	(60.0)	(13.7)
(Loss) income from continuing operations	(34.1)	8.3
Adjustments to reconcile net (loss) income to cash provided by continuing operating activities
Depreciation and amortization	11.0	10.4
Amortization of deferred financing costs and debt discount	11.4	9.0
Amortization of (discount) premium on investments	6.1	6.2
Loss on early extinguishment or restructuring of debt	13.4	—
Loss from equity investees	4.0	—
Deferred income taxes	12.6	(1.9)
Net realized and unrealized gains on investments	(58.7)	(8.7)
Other operating activities	24.3	11.8
Changes in assets and liabilities, net of acquisitions and disposition:
Accounts receivable	59.0	85.0
Recoverable from reinsurers	(7.8)	7.1
Other assets	(10.2)	3.1
Life, accident and health reserves	56.0	24.5
Accounts payable and other current liabilities	12.5	(34.8)
Other liabilities	(21.3)	(37.5)
Cash provided by continuing operating activities	78.2	82.5
Cash (used in) provided by discontinued operating activities	(0.8)	13.2
Cash provided by operating activities	77.4	95.7
Cash flows from investing activities
Purchase of property, plant and equipment	(16.7)	(16.5)
Disposal of property, plant and equipment	0.6	1.3
Purchase of investments	(759.2)	(806.4)
Sale of investments	539.2	565.0
Maturities and redemptions of investments	78.1	100.1
Sale of equity method investments	85.5	—
Cash received from dispositions, net	144.0	13.5
Cash paid for acquisitions, net	—	(56.9)
Other investing activities	5.9	6.7
Cash provided by (used in) continuing investing activities	77.4	(193.2)
Cash used in discontinued investing activities	(7.0)	(8.3)
Cash provided by (used in) investing activities	70.4	(201.5)
Cash flows from financing activities
Proceeds from debt obligations	58.6	73.5
Principal payments on debt obligations	(207.7)	(8.4)
Proceeds from sale of preferred stock	5.6	—
Redemption of preferred stock of affiliate	(9.6)	—
Cash received by subsidiary to issue preferred stock	—	9.0
Cash paid by subsidiary to purchase HC2 preferred stock	—	(8.3)
Annuity receipts	1.2	1.6
Annuity surrenders	(11.6)	(13.6)
Transactions with noncontrolling interests	(53.0)	3.4
Other financing activities	(4.9)	(3.6)
Cash (used in) provided by continuing financing activities	(221.4)	53.6
Cash (used in) provided by discontinued financing activities	(2.4)	(0.2)
Cash (used in) provided by financing activities	(223.8)	53.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.3
Net change in cash, cash equivalents and restricted cash	(65.1)	(56.8)
Cash, cash equivalents and restricted cash, beginning of period	230.4	321.3
Cash, cash equivalents and restricted cash, end of period	$165.3	$264.5

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

HC2 Holdings, Inc. ("HC2" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company which seeks to acquire and grow attractive businesses that we believe can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "HCHC".

The Company currently has seven reportable segments based on management’s organization of the enterprise - Infrastructure, Clean Energy, Telecommunications, Insurance, Life Sciences, Spectrum, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Infrastructure segment (f/k/a Construction segment) is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Building Information Modelling modeler, detailer, fabricator and erector of structural steel and heavy steel plate. DBMG models, details, fabricates and erects structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through GrayWolf, DBMG provides services including maintenance, repair, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Clean Energy segment (f/k/a Energy segment) is comprised of Beyond6, Inc. (f/k/a American Natural Energy Corp. and American Natural Gas, Inc.) ("Beyond6"). Beyond6 is a premier distributor of natural gas motor fuel. Beyond6 designs, builds, owns, acquires, operates and maintains compressed natural gas fueling stations for transportation vehicles. The Company maintains an approximately 69% controlling interest in Beyond6.

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

6.Our Spectrum segment (f/k/a Broadcasting segment) is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and an approximately 50% controlling interest in DTV America Corporation ("DTV") as well as approximately 10% proxy and voting rights from minority holders.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of September 30, 2020, the results of DBMG, Beyond6, ICS, CIG, Genovel, R2, HC2 Broadcasting, and GMH have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020 and Form 8-K filed with the SEC on October 7, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2020.

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

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of distributions from our subsidiaries and from raising of additional debt or equity, refinancing of certain of our indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level, a practice which we expect to continue in the future. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the continued impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however as the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Other Income (Loss)

The following table provides information related to Other income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on embedded derivatives	$6.5	$(1.6)	$0.8	$4.0
Gain on sale of equity method investments	0.1	7.9	71.2	7.9
Other income (expense), net	0.7	(0.2)	2.1	(7.2)
Total	$7.3	$6.1	$74.1	$4.7

Statement of Cash Flows

The following table provides supplemental cash flow information and a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	September 30,
	2020	2019
Cash and cash equivalents, beginning of period	$228.8	$315.9
Restricted cash included in other assets	1.6	5.4
Total cash and cash equivalents and restricted cash	$230.4	$321.3

Cash and cash equivalents, end of period	$163.6	$263.0
Restricted cash included in other assets	1.7	1.5
Total cash and cash equivalents and restricted cash	$165.3	$264.5

Supplemental cash flow information:
Cash paid for interest	$37.1	$35.6
Cash paid for taxes, net of (refunds)	$(12.7)	$6.6
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$3.1	$3.0
Investments included in accounts payable	$10.1	$14.6

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The recasting of GMSL's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale. See Note 3. Discontinued Operations for further information;

•As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. See Note 20. Operating Segment and Related Information for further information; and

•The recasting of prior year Earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 21. Basic and Diluted (Loss) Income Per Common Share for further details.

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

The Company plans to use the modified retrospective method which will include a cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 for debt securities for which an other-than-temporary impairment ("OTTI") was recognized prior to the date of adoption. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its Condensed Consolidated Financial Statements.

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

The FASB has voted to delay the effective date of ASU 2018-12 to January 1, 2024 for smaller reporting companies with a revised ASU in the fourth quarter of 2019. On September 30, 2020, the FASB approved a one year deferral of the effective date. Currently, the Company plans to focus on developing models and procedures through 2021, with testing and refinement of models occurring in 2022 and parallel testing performed in 2023. The Company may choose one of two adoption methods for the liability for future policy benefits: (i) a modified retrospective transition method whereby the entity will apply the amendments to contracts inforce as of the beginning of the earliest period presented on the basis of their existing carrying amounts adjusted for the removal of any related amounts in AOCI or (ii) a full retrospective transition method. Focus areas will include, but not be limited to: (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establishing new VOBA amortization that will align with new guidance for DAC amortization; and (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 22. Subsequent Events for the summary of the subsequent events.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
3. Discontinued Operations

The sale of GMSL closed on February 28, 2020. As a result of the sale, the results of GMSL and transaction related expenses directly attributable to the sale were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$—	$48.2	$17.3	$130.0
Cost of revenue	—	35.7	18.2	99.5
Selling, general and administrative	—	3.7	13.7	15.6
Depreciation and amortization	—	6.4	3.8	19.4
Other operating expenses	—	0.3	—	0.1
Loss from operations	—	2.1	(18.4)	(4.6)
Interest expense	—	(3.9)	(3.6)	(11.3)
Loss on sale of subsidiary	—	—	(39.3)	—
(Loss) income from equity investees	—	1.6	0.5	1.5
Other income	—	0.7	0.9	0.7
Pre-tax loss from discontinued operations	—	0.5	(59.9)	(13.7)
Income tax benefit (expense)	—	0.1	(0.1)	—
Income (loss) from discontinued operations	$—	$0.6	$(60.0)	$(13.7)

The Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI.

The net proceeds from the sale of GMSL were used to repay $15.0 million under the 2019 Revolving Credit Agreement (as defined below) and redeem $76.9 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

As a result of the repayment of $15.0 million 2019 Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the three and nine months ended September 30, 2020 and 2019 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$—	$0.3	$0.2	$0.5
Amortization of deferred financing costs and original issuance discount	$—	$0.1	$0.1	$0.2

As a result of the mandatory redemption of $76.9 million on the Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and nine months ended September 30, 2020 and 2019, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$—	$2.2	$2.2	$6.6
Amortization of deferred financing costs and original issuance discount	$—	$0.2	$0.2	$0.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
Summarized assets and liabilities of the discontinued operations are as follows (in millions):

December 31,
2019
Assets
Other invested assets	$16.9
Cash and cash equivalents	10.2
Accounts receivable, net	26.0
Property, plant and equipment, net	182.1
Goodwill	14.3
Intangibles, net	5.3
Other assets	68.5
Total assets held for sale	$323.3

Liabilities
Accounts payable and other current liabilities	$33.4
Debt obligations	65.6
Pension Liability	18.8
Other liabilities	36.1
Total liabilities held for sale	$153.9

For further details related to the sale of GMSL, see note 5. Acquisitions, Dispositions, and Deconsolidations.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (1)
Infrastructure	$160.8	$168.4	$509.6	$556.2
Clean Energy	10.3	8.7	31.0	19.3
Telecommunications	136.4	162.2	430.1	507.0
Spectrum	9.7	10.0	29.3	29.8
Total revenue	$317.2	$349.3	$1,000.0	$1,112.3
(1) The Insurance segment does not have revenues in scope of ASC 606.

Accounts receivables, net from contracts with customers consist of the following (in millions):

	September 30,	December 31,
	2020	2019
Accounts receivables with customers
Infrastructure	$170.4	$199.2
Clean Energy	15.0	31.1
Telecommunications	50.7	51.9
Spectrum	6.8	8.5
Total accounts receivables with customers	$242.9	$290.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial	$48.2	$50.6	$165.0	$162.9
Convention	1.2	9.7	5.0	66.8
Healthcare	7.9	12.1	20.6	34.5
Industrial	52.2	63.1	170.6	179.6
Transportation	18.2	14.4	58.0	48.8
Leisure	8.2	10.8	35.5	37.2
Other	24.8	7.5	54.2	26.0
Total revenue from contracts with customers	160.7	168.2	508.9	555.8
Other revenue	0.1	0.2	0.7	0.4
Total Infrastructure segment revenue	$160.8	$168.4	$509.6	$556.2

Contract assets and contract liabilities consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Contract assets	$48.2	$50.6
Contract liabilities	$(60.3)	$(50.6)

The change in contract assets is a result of the recording of $22.2 million of costs in excess of billings driven by new commercial projects, offset by $24.6 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $50.0 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $40.3 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$156.7	$25.0	$181.7
Convention	24.5	2.0	26.5
Healthcare	39.7	—	39.7
Industrial	47.3	—	47.3
Transportation	27.1	—	27.1
Leisure	14.7	—	14.7
Other	82.6	3.0	85.6
Remaining unsatisfied performance obligations	$392.6	$30.0	$422.6

DBMG includes an additional $13.3 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
Clean Energy Segment

The following table disaggregates Beyond6's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Volume-related	$8.7	$8.5	$25.7	$18.5
Maintenance services	—	—	—	0.1
Total revenue from contracts with customers	8.7	8.5	25.7	18.6
Clean Energy incentives	0.4	0.1	0.6	0.5
Alternative fuel tax credit	1.2	—	3.9	—
Other revenue	—	0.1	0.8	0.2
Total Clean Energy segment revenue	$10.3	$8.7	$31.0	$19.3

Telecommunications Segment

ICS's revenues are predominantly derived from wholesale of international long distance minutes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Termination of long distance minutes	$136.4	$162.2	$430.1	$507.0
Total revenue from contracts with customers	136.4	162.2	430.1	507.0
Other revenue	—	—	—	—
Total Telecommunications segment revenue	$136.4	$162.2	$430.1	$507.0

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Network advertising	$4.1	$5.1	$13.1	$15.9
Broadcast station	4.0	3.1	11.3	8.7
Network distribution	1.0	1.1	3.0	3.8
Other	0.6	0.7	1.9	1.4
Total revenue from contracts with customers	9.7	10.0	29.3	29.8
Other revenue	—	—	—	—
Total Spectrum segment revenue	$9.7	$10.0	$29.3	$29.8

The transaction price allocated to remaining unsatisfied performance obligations consisted of $3.2 million, $7.0 million, and $0.2 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $5.4 million is expected to be recognized within one year and an additional $5.0 million is expected to be recognized within five years.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

The transaction closed on February 28, 2020. GMH received approximately $144.0 million of net proceeds from the sale, of which $36.8 million and $5.5 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. HC2 received net proceeds of approximately $100.8 million.

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

See Note 3. Discontinued Operations for further details.

Sale of HMN

On October 30, 2019, the Company announced the sale of its stake in HMN, its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd. The sale valued HMN at $285 million, and GMH's 49% stake, through New Saxon, at approximately $140 million.

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

Clean Energy Segment

On June 14, 2019, Beyond6 acquired ampCNG's 20 natural gas fueling stations, located primarily in the Southeastern U.S. and Texas, for cash consideration of $41.2 million. Beyond6’s network reach expanded to over 60 stations, making it one of the largest owners and operators of compressed natural gas stations in the country. Transaction was accounted for as asset acquisition.

To finance the acquisition, Beyond6 entered into a term loan with M&T bank for $28.0 million and issued preferred stock and ten year warrants for common stock for $14.0 million. The preferred stock bears a 14% coupon and is mandatorily redeemable in four years. The warrants are exercisable at $0.001 per share of common stock and will represent 6% of Beyond6 when exercised. Beyond6 received $5.0 million of proceeds from CGI. Consequently, related preferred stock and warrants are eliminated in consolidation. Mandatorily redeemable preferred stock and warrants are recorded within Other liabilities.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
Spectrum Segment

During the year ended December 31, 2019, HC2 Broadcasting acquired a series of licenses for a total consideration of $71.4 million. All transactions were accounted for as asset acquisitions.

6. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.3	$1.2	$—	$8.5
States, municipalities and political subdivisions	375.2	54.5	—	429.7
Residential mortgage-backed securities	53.4	4.7	(1.1)	57.0
Commercial mortgage-backed securities	109.2	1.4	(16.6)	94.0
Asset-backed securities	528.2	3.0	(33.9)	497.3
Corporate and other	2,847.6	415.6	(54.5)	3,208.7
Total fixed maturity securities	$3,920.9	$480.4	$(106.1)	$4,295.2

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.0	$0.7	$—	$7.7
States, municipalities and political subdivisions	405.4	34.7	—	440.1
Residential mortgage-backed securities	63.0	4.5	(0.6)	66.9
Commercial mortgage-backed securities	108.2	1.8	(0.6)	109.4
Asset-backed securities	592.6	2.2	(17.0)	577.8
Corporate and other	2,569.1	273.1	(15.2)	2,827.0
Total fixed maturity securities	$3,745.3	$317.0	$(33.4)	$4,028.9

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2020 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$44.8	$45.3
Due after one year through five years	266.6	276.4
Due after five years through ten years	439.6	466.3
Due after ten years	2,479.1	2,858.9
Subtotal	3,230.1	3,646.9
Mortgage-backed securities	162.6	151.0
Asset-backed securities	528.2	497.3
Total	$3,920.9	$4,295.2

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$1,013.5	$1,060.4	33.1%	$632.2	$674.9	23.8%
Transportation, communication and other services	677.4	757.8	23.6%	785.7	855.2	30.3%
Manufacturing	700.6	854.9	26.6%	728.7	825.9	29.2%
Other	456.1	535.6	16.7%	422.5	471.0	16.7%
Total	$2,847.6	$3,208.7	100.0%	$2,569.1	$2,827.0	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized and unrealized gains on investments	$4.9	$—	$5.8	$—
Other income (expenses), net	—	—	0.1	—
Total other-than-temporary impairments	$4.9	$—	$5.9	$—

The following table presents the total unrealized losses for the 185 and 139 fixed maturity securities held by the Company as of September 30, 2020 and December 31, 2019, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	September 30, 2020		December 31, 2019
Fixed maturity securities	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(65.7)	62.0%	$(32.6)	97.6%
20% or more for less than six months	(21.8)	20.5%	—	—%
20% or more for six months or greater	(18.6)	17.5%	(0.8)	2.4%
Total	$(106.1)	100.0%	$(33.4)	100.0%

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of September 30, 2020. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 185 and 139 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of September 30, 2020 and December 31, 2019, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

September 30, 2020	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States, municipalities and political subdivisions	$3.6	$—	$—	$—	$3.6	$—
Residential mortgage-backed securities	5.3	(0.5)	5.4	(0.6)	10.7	(1.1)
Commercial mortgage-backed securities	57.0	(16.6)	0.2	—	57.2	(16.6)
Asset-backed securities	197.2	(10.2)	162.0	(23.7)	359.2	(33.9)
Corporate and other	468.2	(29.4)	105.1	(25.1)	573.3	(54.5)
Total fixed maturity securities	$731.3	$(56.7)	$272.7	$(49.4)	$1,004.0	$(106.1)

December 31, 2019	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.3	$—	$—	$—	$0.3	$—
States, municipalities and political subdivisions	2.0	—	—	—	2.0	—
Residential mortgage-backed securities	2.3	—	8.2	(0.6)	10.5	(0.6)
Commercial mortgage-backed securities	58.1	(0.6)	0.2	—	58.3	(0.6)
Asset-backed securities	126.5	(1.5)	255.8	(15.5)	382.3	(17.0)
Corporate and other	169.6	(3.7)	177.4	(11.5)	347.0	(15.2)
Total fixed maturity securities	$358.8	$(5.8)	$441.6	$(27.6)	$800.4	$(33.4)

As of September 30, 2020, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 68.6% of the gross unrealized loss and 86.7% of the fair value. As of December 31, 2019, investment grade fixed maturity securities represented approximately 68.3% of the gross unrealized loss and 81.8% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	September 30,	December 31,
Equity securities	2020	2019
Common stock	$4.4	$10.5
Perpetual preferred stock	69.8	82.0
Total equity securities	$74.2	$92.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

Net investment income

The major sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturity securities, available-for-sale at fair value	$43.5	$45.2	$134.1	$132.5
Equity securities	0.5	1.9	2.4	6.5
Mortgage loans	2.7	3.4	11.2	10.2
Policy loans	0.3	0.3	0.9	0.9
Other invested assets	(0.1)	0.8	(0.6)	3.4
Gross investment income	46.9	51.6	148.0	153.5
External investment expense	(0.2)	(0.4)	(0.9)	(0.9)
Net investment income	$46.7	$51.2	$147.1	$152.6

Net realized and unrealized gains (losses) on investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gains on fixed maturity securities	$3.3	$1.4	$15.3	$6.4
Realized losses on fixed maturity securities	(2.3)	(2.9)	(15.4)	(8.0)
Realized gains on equity securities	—	1.4	0.2	1.8
Realized losses on equity securities	(2.2)	(0.1)	(2.3)	(1.2)
Realized gains on mortgage loans	1.9	1.0	2.1	1.0
Net unrealized gains (losses) on equity securities	4.6	(1.6)	(13.9)	4.2
Net unrealized gains (losses) on derivative instruments	0.4	(1.1)	1.0	(2.1)
Impairment loss	(4.9)	—	(5.8)	—
Net realized and unrealized gains (losses)	$0.8	$(1.9)	$(18.8)	$2.1

7. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

September 30, 2020		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$8.5	$5.4	$3.1	$—
States, municipalities and political subdivisions	429.7	—	427.7	2.0
Residential mortgage-backed securities	57.0	—	47.5	9.5
Commercial mortgage-backed securities	94.0	—	39.8	54.2
Asset-backed securities	497.3	—	29.5	467.8
Corporate and other	3,208.7	43.1	2,973.8	191.8
Total fixed maturity securities	4,295.2	48.5	3,521.4	725.3
Equity securities
Common stocks	4.4	4.0	—	0.4
Perpetual preferred stocks	69.8	4.9	20.1	44.8
Total equity securities	74.2	8.9	20.1	45.2
Total assets accounted for at fair value	$4,369.4	$57.4	$3,541.5	$770.5

Liabilities
Embedded derivative	$2.2	$—	$—	$2.2
Other	4.7	—	—	4.7
Total liabilities accounted for at fair value	$6.9	$—	$—	$6.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

December 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.7	$4.8	$2.9	$—
States, municipalities and political subdivisions	440.1	—	440.1	—
Residential mortgage-backed securities	66.9	—	57.7	9.2
Commercial mortgage-backed securities	109.4	—	74.8	34.6
Asset-backed securities	577.8	—	27.2	550.6
Corporate and other	2,827.0	46.5	2,669.5	111.0
Total fixed maturity securities	4,028.9	51.3	3,272.2	705.4
Equity securities
Common stocks	10.5	7.1	—	3.4
Perpetual preferred stocks	82.0	5.0	22.8	54.2
Total equity securities	92.5	12.1	22.8	57.6
Total assets accounted for at fair value	$4,121.4	$63.4	$3,295.0	$763.0

Liabilities
Embedded Derivatives	$3.0	$—	$—	$3.0
Other	4.8	—	—	4.8
Total liabilities accounted for at fair value	$7.8	$—	$—	$7.8

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

The Company’s assessment resulted in a net transfer into Level 3 of $76.7 million during the nine months ended September 30, 2020. The Company’s assessment resulted in a net transfer out of Level 3 of $41.6 million during the nine months ended September 30, 2019.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2020 and 2019 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2020	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$3.0	$—	$(0.3)	$—	$(3.0)	$2.3	$—	$2.0
Residential mortgage-backed securities	9.6	—	0.4	—	(0.5)	—	—	9.5
Commercial mortgage-backed securities	51.1	(2.1)	5.4	—	(0.2)	—	—	54.2
Asset-backed securities	502.8	(1.2)	12.9	0.1	(46.8)	—	—	467.8
Corporate and other	142.6	(2.8)	4.8	29.3	(2.4)	25.9	(5.6)	191.8
Total fixed maturity securities	709.1	(6.1)	23.2	29.4	(52.9)	28.2	(5.6)	725.3
Equity securities
Common stocks	1.5	(1.1)	—	—	—	—	—	0.4
Perpetual preferred stocks	43.9	—	0.9	—	—	—	—	44.8
Total equity securities	45.4	(1.1)	0.9	—	—	—	—	45.2
Total financial assets	$754.5	$(7.2)	$24.1	$29.4	$(52.9)	$28.2	$(5.6)	$770.5

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2020	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2020
Liabilities
Embedded derivative	$8.7	$(6.5)	$—	$—	$—	$—	$—	$2.2
Other	3.9	0.8	—	—	—	—	—	4.7
Total financial liabilities	$12.6	$(5.7)	$—	$—	$—	$—	$—	$6.9

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$0.2	$0.6	$—	$(3.0)	$15.2	$(11.0)	$2.0
Residential mortgage-backed securities	9.2	—	(1.2)	—	(2.0)	6.8	(3.3)	9.5
Commercial mortgage-backed securities	34.6	(2.0)	(8.0)	—	(0.4)	30.0	—	54.2
Asset-backed securities	550.6	(7.1)	(14.8)	60.1	(132.5)	191.8	(180.3)	467.8
Corporate and other	111.0	(3.0)	(0.7)	65.2	(6.5)	71.4	(45.6)	191.8
Total fixed maturity securities	705.4	(11.9)	(24.1)	125.3	(144.4)	315.2	(240.2)	725.3
Equity securities
Common stocks	3.4	(3.0)	—	—	—	—	—	0.4
Perpetual preferred stocks	54.2	2.3	(13.4)	—	—	1.7	—	44.8
Total equity securities	57.6	(0.7)	(13.4)	—	—	1.7	—	45.2
Total financial assets	$763.0	$(12.6)	$(37.5)	$125.3	$(144.4)	$316.9	$(240.2)	$770.5

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2020
Liabilities
Embedded derivative	$3.0	$(0.8)	$—	$—	$—	$—	$—	$2.2
Other	4.8	(0.1)	—	—	—	—	—	4.7
Total financial liabilities	$7.8	$(0.9)	$—	$—	$—	$—	$—	$6.9

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$3.7	$—	$0.1	$—	$—	$—	$(3.8)	$—
Residential mortgage-backed securities	12.5	—	(0.1)	—	(0.7)	—	(3.5)	8.2
Commercial mortgage-backed securities	66.4	0.2	1.3	—	(7.4)	—	—	60.5
Asset-backed securities	412.6	(0.5)	(6.3)	13.6	(38.3)	14.2	(76.4)	318.9
Corporate and other	158.1	(0.4)	2.2	3.1	(10.3)	—	(45.8)	106.9
Total fixed maturity securities	653.3	(0.7)	(2.8)	16.7	(56.7)	14.2	(129.5)	494.5
Equity securities
Common stocks	4.9	(0.5)	0.1	—	(0.2)	—	—	4.3
Perpetual preferred stocks	57.1	(0.2)	(1.5)	—	(2.6)	—	—	52.8
Total equity securities	62.0	(0.7)	(1.4)	—	(2.8)	—	—	57.1
Total financial assets	$715.3	$(1.4)	$(4.2)	$16.7	$(59.5)	$14.2	$(129.5)	$551.6

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

		Total realized/unrealized (gains) losses included in
	Balance at June 30, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2019
Liabilities
Embedded derivatives	$2.9	$1.6	$—	$—	$—	$—	$—	$4.5
Other	5.4	—	—	—	—	—	—	5.4
Total financial liabilities	$8.3	$1.6	$—	$—	$—	$—	$—	$9.9

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$0.1	$—	$(0.5)	$4.2	$(3.8)	$—
Residential mortgage-backed securities	19.0	—	0.2	—	(1.5)	—	(9.5)	8.2
Commercial mortgage-backed securities	58.2	0.2	3.4	7.5	(7.9)	—	(0.9)	60.5
Asset-backed securities	478.2	(2.1)	11.7	102.1	(214.4)	19.8	(76.4)	318.9
Corporate and other	85.0	(0.5)	4.5	23.5	(27.8)	105.0	(82.8)	106.9
Total fixed maturity securities	640.4	(2.4)	19.9	133.1	(252.1)	129.0	(173.4)	494.5
Equity securities
Common stocks	5.9	(0.3)	0.1	—	(1.2)	—	(0.2)	4.3
Perpetual preferred stocks	55.3	(3.9)	(1.5)	2.5	(2.6)	3.0	—	52.8
Total equity securities	61.2	(4.2)	(1.4)	2.5	(3.8)	3.0	(0.2)	57.1
Total financial assets	$701.6	$(6.6)	$18.5	$135.6	$(255.9)	$132.0	$(173.6)	$551.6

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at September 30, 2020
Liabilities
Embedded derivatives	$8.4	$(3.9)	$—	$—	$—	$—	$—	$4.5
Other	3.5	(1.1)	—	3.0	—	—	—	5.4
Total financial liabilities	$11.9	$(5.0)	$—	$3.0	$—	$—	$—	$9.9

Internally developed fair values of Level 3 assets represent less than 1% of the Company’s total assets. Any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on the Company’s financial position.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

September 30, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$121.1	$121.1	$—	$—	$121.1
Policy loans	18.2	18.2	—	18.2	—
Other invested assets	11.3	11.3	—	—	11.3
Total assets not accounted for at fair value	$150.6	$150.6	$—	$18.2	$132.4
Liabilities
Annuity benefits accumulated (1)	$228.1	$228.4	$—	$—	$228.4
Long-term obligations (2)	647.5	643.7	—	643.7	—
Total liabilities not accounted for at fair value	$875.6	$872.1	$—	$643.7	$228.4

December 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$183.5	$183.5	$—	$—	$183.5
Policy loans	19.1	19.1	—	19.1	—
Total assets not accounted for at fair value	$202.6	$202.6	$—	$19.1	$183.5
Liabilities
Annuity benefits accumulated (1)	$233.9	$231.0	$—	$—	$231.0
Long-term obligations (2)	772.0	768.9	—	768.9	—
Total liabilities not accounted for at fair value	$1,005.9	$999.9	$—	$768.9	$231.0
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

8. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	September 30,	December 31,
	2020	2019
Contracts in progress	$121.8	$177.8
Trade receivables	57.9	60.6
Unbilled retentions	64.6	53.9
Other receivables	9.4	21.0
Allowance for doubtful accounts	(1.4)	(1.5)
Total accounts receivable, net	$252.3	$311.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
9. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		September 30, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$362.2	37.6%	$347.6	36.4%
Hannover Life Reassurance Company of America	A+	314.7	32.7%	323.3	33.9%
Loyal American Life Insurance Company	A	150.0	15.6%	147.5	15.5%
Great American Life Insurance Company	A	56.7	5.9%	56.2	5.9%
ManhattanLife Assurance Company of America	B+	46.7	4.9%	47.0	4.9%
Other		31.1	3.3%	32.1	3.4%
Total		$961.4	100.0%	$953.7	100.0%
10. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	September 30,	December 31,
	2020	2019
Equipment, furniture and fixtures, and software	$221.0	$212.8
Building and leasehold improvements	41.3	40.1
Land	36.5	36.8
Construction in progress	3.9	4.8
Plant and transportation equipment	4.9	5.2
	307.6	299.7
Less: Accumulated depreciation	93.8	76.0
Total	$213.8	$223.7

Depreciation expense was $7.2 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively. These amounts included $2.3 million and $2.2 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense was $21.0 million and $19.9 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts included $6.9 million and $6.7 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its Spectrum segment in the first quarter of 2020 and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Spectrum reporting unit and its indefinite-lived intangible assets. Based on the analysis, the Company determined that the fair value of the Spectrum reporting unit and the related indefinite-lived intangible assets continue to exceed their carrying values and were not impaired as of March 31, 2020.

Determining the fair value of the Spectrum reporting unit and indefinite-lived intangible assets requires significant judgment and estimates by management, utilizing the income-approach, which utilizes several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and a discount rate, amongst others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, growth rates, pricing, and consumer tastes and preferences. Given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Spectrum business, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Spectrum reporting unit, resulting in potential impairment charges in subsequent periods. At March 31, 2020, while the fair value of the Spectrum reporting unit declined, the fair value of the Spectrum reporting unit continued to exceed its carrying value.

The Company reviewed qualitative factors of potential impairment for Goodwill in the third quarter of 2020, and noted there were no triggering events which would indicate impairment may have occurred.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
The COVID-19 pandemic or other events could cause a further and sustained decline in the value of our reporting units or other triggering event that could cause the Company to perform a goodwill impairment test and result in an impairment charge being recorded in a future period.

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Clean Energy	Spectrum	Total
Balance at December 31, 2019	$89.0	$2.1	$21.4	$112.5
Translation	0.2	—	—	0.2
Balance at September 30, 2020	$89.2	$2.1	$21.4	$112.7

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	September 30,	December 31,
	2020	2019
FCC licenses	$129.3	$136.2
State licenses	2.5	2.5
Total	$131.8	$138.7

During the nine months ended September 30, 2020, FCC licenses decreased $6.9 million primarily due to reclassifications to held-for-sale as a result of our Spectrum segment's execution of an Asset Purchase Agreement of an FCC license.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	13 Years	$24.3	$(8.2)	$16.1	$24.2	$(6.6)	$17.6
Customer relationships	10 Years	48.6	(16.5)	32.1	48.6	(13.1)	35.5
Channel sharing arrangements	35 Years	20.2	(1.5)	18.7	27.2	(0.9)	26.3
Other	7 Years	5.9	(2.4)	3.5	5.5	(1.9)	3.6
Total		$99.0	$(28.6)	$70.4	$105.5	$(22.5)	$83.0

Amortization expense for definite lived intangible assets was $2.0 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $6.0 million and $8.9 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2020, the Spectrum segment recorded an impairment of certain channel sharing arrangements of $6.9 million as a result of management's decision to sell certain non-core assets.

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

2020	$2.2
2021	7.5
2022	7.4
2023	7.3
2024	6.8
Thereafter	39.2
Total	$70.4

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
12. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	September 30,	December 31,
	2020	2019
Long-term care insurance reserves	$4,262.2	$4,201.6
Traditional life insurance reserves	167.1	173.4
Other accident and health insurance reserves	193.6	192.1
Total life, accident and health reserves	$4,622.9	$4,567.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$761.3	$738.5
Less: recoverable from reinsurers	(131.0)	(136.4)
Beginning balance, net	630.3	602.1
Incurred related to insured events of:
Current year	166.3	159.2
Prior years	(34.2)	(46.9)
Total incurred	132.1	112.3
Paid related to insured events of:
Current year	(8.9)	(8.4)
Prior years	(119.4)	(106.9)
Total paid	(128.3)	(115.3)
Interest on liability for policy and contract claims	17.0	16.2
Ending balance, net	651.1	615.3
Add: recoverable from reinsurers	137.2	129.6
Ending balance	$788.3	$744.9

The Insurance segment experienced favorable claims reserve developments of $34.2 million and $46.9 million for the nine months ended September 30, 2020 and 2019, respectively. There was favorable development with claim terminations and care transitions for claims incurred prior to 2020 that created the sufficiency within the nine months ended September 30, 2020. Due to favorable development in the estimates for benefits remaining during the nine months ended September 30, 2019, experience in the first three quarters of 2020 has been less favorable than in 2019, but it is too early to determine if this trend will be persistent or is the result of normal volatility in claims activity from period to period.

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	September 30,	December 31,
	2020	2019
Accounts payable	$97.7	$134.6
Accrued expenses and other current liabilities	67.7	75.2
Accrued interconnection costs	42.2	43.5
Accrued payroll and employee benefits	43.7	39.6
Accrued interest	26.5	11.3
Accrued income taxes	20.8	2.0
Total accounts payable and other current liabilities	$298.6	$306.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
14. Debt Obligations

Debt obligations consist of the following (in millions):

	September 30,	December 31,
	2020	2019
Infrastructure
LIBOR plus 5.85% Note, due 2023	$73.6	$77.0
LIBOR plus 1.50% Line of Credit	29.5	48.9
Obligations under finance leases	0.2	0.2
Clean Energy
LIBOR plus 3.0% Term Loan due in 2023	—	27.1
5.00% Term Loan due in 2022	—	11.2
4.50% Note due in 2022	—	10.2
5.00% Term Loan due in 2024	57.0	—
Other, various maturity dates	0.4	2.4
Spectrum
8.50% Note due 2021	43.3	36.2
10.50% Note due 2021	42.5	42.5
Other, various maturity dates	5.3	7.9
Obligations under finance leases	0.8	1.4
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	342.4	470.0
7.50% Convertible Senior Notes, due 2022	55.0	55.0
LIBOR plus 6.75% Line of Credit	15.0	15.0
Total	665.0	805.0
Issuance discount, net and deferred financing costs	(18.6)	(31.4)
Total debt obligations	$646.4	$773.6
Aggregate finance lease and debt payments, including interest, are as follows (in millions):

	Finance Leases	Debt	Total
2020	$0.9	$42.1	$43.0
2021	0.1	517.0	517.1
2022	—	77.5	77.5
2023	—	79.8	79.8
2024	—	49.1	49.1
Thereafter	—	—	—
Total minimum principal & interest payments	1.0	765.5	766.5
Less: Amount representing interest	—	(101.5)	(101.5)
Total aggregate finance lease and debt payments	$1.0	$664.0	$665.0

The interest rates on the finance leases range from approximately 2.0% to 11.5%.

Clean Energy

In August 2020, Clean Energy entered into a new credit facility with M&T bank. Proceeds from the loan and cash on hand were used to pay down the existing credit facilities with M&T and Pioneer as well as redeem its outstanding $14.0 million mandatorily redeemable preferred stock, included within Other liabilities on the Balance Sheets. The new credit facility is comprised of a $57.0 million term loan facility, a $2.5 million revolving line of credit and an $8.0 million delayed draw term loan ear-marked for new station builds, as well as a $10.0 million accordion feature.

Clean Energy recognized $2.4 million and $1.8 million in extinguishment losses related to the pay down of the existing credit facilities with M&T and the redemption of its mandatorily redeemable preferred stock, respectively, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
Spectrum

In February 2020, Spectrum amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt.

In August 2020, Spectrum modified its agreement with MSD Partners, L.P. and Great American Life Insurance Company to extend the maturity on its privately placed notes to October 2021.

In September 2020, Spectrum amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance by $4.0 million to $43.3 million. The proceeds were used to repay principal and interest on existing debt and for general business purposes.

Non-Operating Corporate

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million secured revolving line of credit with MSD PCOF Partners IX, LLC (the "2019 Revolving Credit Agreement"). HC2 recognized $0.4 million in extinguishment loss related to the repayment of the 2019 Revolving Credit Agreement, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

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

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its 11.50% senior secured notes due 2021 (the "Senior Secured Notes") at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

In June 2020, with the cash proceeds from the partial sale of New Saxon's interest in HMN, HC2 redeemed $50.6 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $3.4 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

HC2 is in compliance with our debt covenants as of September 30, 2020.

15. Income Taxes

Income Tax Expense

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2020 interim tax provision.

Income tax expense was $1.6 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. The income tax expense recorded for the three months ended September 30, 2020 relates to the projected expense as calculated under ASC 740 for taxpaying entities, primarily the Insurance segment, which is no longer in a valuation allowance. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Income tax expense was $4.4 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax expense recorded for the nine months ended September 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for taxpaying entities, primarily the Insurance segment, offset by a discrete tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the first quarter of 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the nine months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
Net Operating Losses

At December 31, 2019, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $147.5 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of September 30, 2020, the Company expects that approximately $115.8 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2020. This estimate may change based on changes to the quarterly forecasts and actual results reported on the 2020 U.S. tax return.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, ICS, received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years.  PTGI-ICS, LTd. disagrees with HMRC’s assessments on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interests. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

DBMG Class Action

On November 6, 2014, a putative stockholder class action complaint challenging the tender offer by which HC2 acquired approximately 721,000 of the issued and outstanding common shares of DBMG was filed in the Court of Chancery of the State of Delaware (the "Court"), captioned Mark Jacobs v. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., and Schuff International, Inc., Civil Action No. 10323 (the “Complaint”). On November 17, 2014, a second lawsuit was filed in the Court, captioned Arlen Diercks v. Schuff International, Inc. Philip A. Falcone, Keith M. Hladek, Paul Voigt, Michael R. Hill, Rustin Roach, D. Ronald Yagoda, Phillip O. Elbert, HC2 Holdings, Inc., Civil Action No. 10359. On February 19, 2015, the Court consolidated the actions (now designated as Schuff International, Inc. Stockholders Litigation) and appointed lead plaintiff and counsel. The initially operative complaint filed by Mark Jacobs alleged, among other things, that in connection with the tender offer, the individual members of the DBMG Board of Directors and HC2, the now-controlling stockholder of DBMG, breached their fiduciary duties to members of the plaintiff class. The Complaint also challenged a potential short-form merger based upon plaintiff’s expectation that the Company would cash out the remaining public stockholders of DBMG following the completion of the tender offer. The Complaint sought rescission of the tender offer and/or compensatory damages, as well as attorney’s fees and other relief. The defendants filed answers to the Complaint on July 30, 2015. On November 15, 2019, the parties filed definitive documentation in support of a proposed settlement of the action. On January 14, 2020, plaintiff filed an amended complaint restating and elaborating on the claims raised in the Complaint (the "Amended Complaint"). The Amended Complaint sought compensatory and rescissory damages, as well as attorney’s fees and other relief.

On February 13, 2020, the Court held a settlement hearing to consider a proposed settlement and certain objections filed by two current DBMG stockholders. The Court expressed concerns about certain terms of the proposed settlement and the parties requested additional time to evaluate potential modifications to the proposed settlement. On May 8, 2020, the parties filed with the Court a revised settlement agreement for all claims relating to the Amended Complaint (the “Revised Settlement Framework”).

The Revised Settlement Framework provided for a settlement payment of $35.95 per share to a fund for the benefit of the former DBMG stockholders who tendered their shares in the 2014 tender offer other than stockholders who were defendants in the action or their immediate family members, officers of DBMG, or directors or officers of HC2 (the “Tendered Stockholders”). In total, the proposed settlement payment to the Tendered Stockholders applied to approximately 568,850 shares and totaled approximately $20.45 million.The Revised Settlement Framework provided that the amount received by the Tendered Stockholders would be reduced by the per share amount of any fee award to lead plaintiff’s counsel. HC2’s D&O insurers agreed to contribute approximately $12.38 million of this approximately $20.45 million settlement payment, and DBMG has agreed to fund the remaining approximately $8.07 million either through cash on hand or borrowing from a third-party lender.

The Revised Settlement Framework also provided that HC2 would fund two types of payments to the owners of the 289,902 902 shares of DBMG common stock not owned by HC2 or its affiliates (the “public DBMG stockholders”). The first payment of $2.51 per share, or approximately $0.7 million total, was intended to offset the indirect burden that the public DBMG stockholders arguably would bear (by virtue of their approximately 7.52% ownership of DBMG) from DBMG’s funding of the approximately $8.07 million portion of the settlement payment to the Tendered Stockholders. The second payment of $1.00 per share, or approximately $0.3 million total, represented consideration for a full release of claims from the public DBMG stockholders related to the action and the implementation of the Revised Settlement Framework. The Revised Settlement Framework provides that HC2 would fund payments of $3.51 per share, or approximately $1.0 million total, to the public DBMG stockholders.

On August 14, 2020, the Court entered a Final Order approving the Revised Settlement Framework, awarding plaintiff’s counsel fees and expenses totaling $5,795,886 out of the funds payable to the Tendered Stockholders, and awarding one of the objector’s counsel fees and expenses totaling $50,000 out of the fee and expense award to plaintiff’s counsel. The settlement of the action became final, and the settlement releases became effective, upon the expiration of the appeal period for the Final Order on September 14, 2020. As of October 12, 2020, the settlement distribution agents had distributed the settlement funds to the eligible former and present record holders of DBMG stock.

Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery against HC2 and certain of DMBG’s current and former officers and directors, including current and former HC2 officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with HC2, the “HC2 Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that HC2, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to HC2. FVI challenges the following transactions: (i) DBMG’s payments to HC2 from 2016–present pursuant to a Tax Sharing Agreement between DBMG and HC2; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by HC2; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to HC2 to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) HC2’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. HC2 believes the allegations in the FVI complaint are without merit, and HC2 intends to vigorously defend this litigation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

On May 6, 2020, the plaintiff filed a motion for an order awarding attorneys’ fees and expenses, requesting a $2.5 million fee. On August 12, 2020, the parties informed the court that they had reached a resolution. That same day, the court entered an order closing the case.

OSHA Complaint

On November 4, 2020, the Company received notice that a complaint was filed on August 27, 2020, with the U.S. Department of Labor (OSHA Complaint Number 2-4173-20-156), by a former employee of Continental Insurance Group Ltd. alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The Company has yet to submit a statement of position to the DOL but denies the material allegations in the complaint. The DOL has not issued a determination.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
17. Share-based Compensation

The Company granted 143,096 options during the three and nine ended September 30, 2020. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2020 was $1.47 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

Nine Months Ended September 30,
2020
Expected option life	4.27 years
Risk-free interest rate	23.96%
Expected volatility	62.23%
Dividend yield	—%

Total share-based compensation expense recognized by HC2 and its subsidiaries under all equity compensation arrangements was $0.8 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively.

Total share-based compensation expense recognized by HC2 and its subsidiaries under all equity compensation arrangements was $2.5 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,094,399	$2.70
Vested	(2,088,519)	$4.00
Forfeited	(478,639)	$5.87
Unvested - September 30, 2020	741,016	$4.24

At September 30, 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.3 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(51,745)	$5.48
Outstanding - September 30, 2020	7,016,440	$6.47

Eligible for exercise	6,974,235	$6.48

At September 30, 2020, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 2.6 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 2.6 years.

At September 30, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $0.03 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.6 years. There are 42,205

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
unvested stock options expected to vest, with a weighted average remaining life of 4.1 years, a weighted average exercise price of $5.27, and an intrinsic value of zero.

18. Equity

Rights Offering

On September 9, 2020, HC2 announced its intention to commence a rights offering (the “Rights Offering”), pursuant to which each holder of its outstanding common stock and participating preferred stock would receive transferable subscription rights entitling such stockholder to purchase shares of HC2’s common stock at a subscription price equal to $2.27 per share based on last sale price for our common stock on the trading day prior to September 9, 2020.

On the same date, HC2 entered into an investment agreement (the "Investment Agreement") with Lancer Capital LLC ("Lancer Capital"), an investment fund led by Avram Glazer, the Chairman of our Board of Directors, pursuant to which Lancer Capital agreed to purchase up to $35.0 million of Series B Preferred Stock (as defined below) in connection with the Rights Offering based on subscription participation of common shareholders (the "Backstop Commitment"). The Investment Agreement provides for an advance of up to $10.0 million of the Backstop Commitment at the option of the Company.

The Investment Agreement provides that, to the extent that Lancer Capital is precluded by applicable rules and regulations (including those of the NYSE, the Texas Department of Insurance and any other applicable regulators) from purchasing common stock by exercising rights received in the Rights Offering, Lancer Capital will purchase additional shares of Series B Preferred Stock (in excess of any Initial Funding amount) equivalent to its allocable participation right. The Investment Agreement also restricts Lancer Capital from purchasing or otherwise acquiring any other rights we issue in the Rights Offering.

Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement. The Backstop Commitment is defined as a financial instrument and measurable at fair value on each reporting period. HC2 used both market observable inputs and unobservable data to derive the fair value as of the reporting date. The Backstop Commitment is classified as Level 3. Fair value for the Backstop Commitment as of September 30, 2020, was zero. The Backstop Commitment will cease upon the consummation of the Rights Offering.

Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30,	December 31,
	2020	2019
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	4,000
Series B shares issued and outstanding	5,560	—

Issuance of Series B Shares

On September 9, 2020, HC2 issued a Certificate of Designation for 35,000 Series B Non-Voting participating Convertible Preferred Shares (the "Series B Preferred Stock") of HC2. The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series.

The Series B Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement can be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements. The issued Series B Prefered Stock was classified as temporary equity as it is not mandatorily redeemable due to the presence of substantive conversion features, and will become mandatorily redeemable on the sixth anniversary of initial issuance if not previously converted.

The Series B Prefered Stock issued was recognized at fair value upon issuance. As the Series B was contingently redeemable, subsequent accretion to redemption value will occur once the contingency is resolved and the redemption becomes probable (i.e., Rights Offering and Stockholder Approval is no longer reasonably possible).

On September 17, 2020 Lancer Capital funded $5.56 million of the Backstop Commitment, and the Company issued Lancer Capital 5,560 shares of Series B Preferred Stock (the "Initial Funding").

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
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

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ( "Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock. In conjunction with the conversions, the Company agreed to provide the following two forms of additional consideration for as long as the Series A Preferred Stock and Series A-2 Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration"):

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

For the nine months ended September 30, 2020, 209,467 and 23,566 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration was valued by the Company at $0.6 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the nine months ended September 30, 2020 and 2019, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2020

Declaration Date	March 31, 2020	June 30, 2020	September 30, 2020
Holders of Record Date	March 31, 2020	June 30, 2020	September 30, 2020
Payment Date	April 15, 2020	July 15, 2020	October 15, 2020
Total Dividend	$0.2	$0.2	$0.2

2019

Declaration Date	March 31, 2019	June 30, 2019	September 30, 2019
Holders of Record Date	March 31, 2019	June 30, 2019	September 30, 2019
Payment Date	April 15, 2019	July 15, 2019	October 15, 2019
Total Dividend	$0.2	$0.2	$0.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

19. Related Parties

HC2

Series B Preferred Stock

As detailed in Note 18. Equity, HC2 entered into the Investment Agreement with Lancer Capital, an investment fund led by Avram Glazer, the Chairman of our Board of Directors, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $35.0 million of Series B Preferred Stock in connection with the Rights Offering, based on subscription participation of common shareholders, of which $10.0 million may be funded in advance.

On September 17, 2020, Lancer Capital funded $5.56 million, receiving 5,560 shares of Series B Preferred stock. Please see Note 18. Equity for further details.

HCP Services Agreement

In January 2015, the Company entered into a services agreement (the "Services Agreement") with Harbinger Capital Partners ("HCP"), which was a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Company recognized expenses of $0.2 million and $0.6 million, and income of $0.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. The Company recognized expenses of $1.7 million and $2.5 million and income of $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$0.2	$—	$0.2	$0.4	$0.2	$0.6
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	—	—	—	—	—	—
Total Expenses	0.2	—	0.2	0.4	0.2	0.6

Charged back to HCP by HC2
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	—	—	—	0.1	—	0.1
Total Income	—	—	—	0.1	—	0.1

Net related party activity	$0.2	$—	$0.2	$0.3	$0.2	$0.5

	Nine Months Ended September 30,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$1.2	$0.5	$1.7	$1.6	$0.8	$2.4
Administrative salaries and benefits	—	—	—	0.1	—	0.1
Other shared overhead	—	—	—	—	—	—
Total Expenses	1.2	0.5	1.7	1.7	0.8	2.5

Charged back to HCP by HC2
Administrative salaries and benefits	—	—	—	—	—	—
Other shared overhead	0.1	—	0.1	0.2	—	0.2
Total Income	0.1	—	0.1	0.2	—	0.2

Net related party activity	$1.1	$0.5	$1.6	$1.5	$0.8	$2.3

(1) Other in the above table represent certain entities within our Spectrum, Life Sciences and Insurance segments.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
With the announcement of the departure of Phillip Falcone, the former CEO and Chairman of the Company, on June 11, 2020, HCP is no longer considered a related party. On August 2, 2020, the Company issued a notice of termination, effectively ending the Services Agreement with HCP, a former related party.

Other

GMH's subsidiary, GMSL, prior to its sale in February 2020, had transactions with several of its equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions). Such activity is reclassified to discontinued operations as a result of the sale of GMSL. See note 3. Discontinued Operations for further information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$—	$2.6	$0.7	$5.6
Operating expenses	$—	$0.1	$—	$0.8
Interest expense	$—	$0.3	$0.1	$0.8
Dividend	$—	$1.9	$—	$3.0

	September 30,	December 31,
	2020	2019
Accounts receivable	$—	$1.2
Debt obligations	$—	$22.5
Accounts payable	$—	$0.1
Dividends	$—	$4.5

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring zero and $0.5 million in services for the three months ended September 30, 2020 and 2019, and $1.0 million and $1.3 million in services for the nine months ended September 30, 2020 and 2019.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
20. Operating Segment and Related Information

The Company currently has one primary reportable geographic segment - United States. The Company has seven reportable operating segments based on management’s organization of the enterprise - Infrastructure, Clean Energy, Telecommunications, Insurance, Life Sciences, Spectrum, Other, and a Non-operating Corporate segment. All inter-segment revenues are eliminated.

While the names of certain segments have changed as detailed in Note 1. Organization and Business, other than noted below, the Company's organizational structure has not changed during the nine months ended September 30, 2020.

As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the Results of Operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. In addition, GMSL is a discontinued operation all operating results of GMSL have been reclassified to Discontinued operations. This has been reflected in the tables below for both the current and historical periods presented.

The Company's revenue concentrations of 10% and greater are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2020	2019	2020	2019
Customer A	Telecommunications	*	*	*	10.7%
* Less than 10% revenue concentration

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue
Infrastructure	$160.8	$168.4	$509.6	$556.2
Clean Energy	10.3	8.7	31.0	19.3
Telecommunications	136.4	162.2	430.1	507.0
Insurance	78.9	80.4	223.2	251.3
Spectrum	9.7	10.0	29.3	29.8
Eliminations (*)	(2.8)	(2.2)	(8.1)	(7.9)
Total net revenue	$393.3	$427.5	$1,215.1	$1,355.7
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from operations
Infrastructure	$6.0	$12.4	$13.1	$34.3
Clean Energy	1.5	0.4	5.4	(0.3)
Telecommunications	0.3	(0.4)	0.6	0.4
Insurance	15.1	10.6	16.7	75.9
Life Sciences	(4.7)	(3.0)	(11.4)	(6.6)
Spectrum	(11.7)	(3.8)	(15.8)	(8.8)
Other	(0.5)	0.1	(2.1)	—
Non-operating Corporate	(5.3)	(6.6)	(22.4)	(20.3)
Eliminations (*)	(2.8)	(2.2)	(8.1)	(7.9)
Total income (loss) from operations	$(2.1)	$7.5	$(24.0)	$66.7
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) income from operations	$(2.1)	$7.5	$(24.0)	$66.7
Interest expense	(19.7)	(20.1)	(62.4)	(58.0)
Loss on early extinguishment or restructuring of debt	(4.2)	—	(13.4)	—
Loss from equity investees	(1.3)	(1.3)	(4.0)	—
Gain on bargain purchase	—	—	—	1.1
Other income (loss)	7.3	6.1	74.1	4.7
(Loss) income from continuing operations	(20.0)	(7.8)	(29.7)	14.5
Income tax expense	(1.6)	(1.1)	(4.4)	(6.2)
(Loss) income from continuing operations	(21.6)	(8.9)	(34.1)	8.3
Income (loss) from discontinued operations (including loss on disposal of $39.3 million)	—	0.6	(60.0)	(13.7)
Net loss	(21.6)	(8.3)	(94.1)	(5.4)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	4.3	1.2	6.8	4.9
Net loss attributable to HC2 Holdings, Inc.	(17.3)	(7.1)	(87.3)	(0.5)
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	1.2	(0.4)
Net loss attributable to common stock and participating preferred stockholders	$(17.7)	$(7.5)	$(88.5)	$(0.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and Amortization
Infrastructure	$2.7	$3.9	$8.0	$11.8
Clean Energy	2.2	2.0	6.3	4.9
Telecommunications	0.1	0.1	0.3	0.3
Insurance (*)	(4.4)	(5.7)	(15.8)	(18.2)
Life Sciences	—	—	0.1	0.1
Spectrum	1.7	1.8	5.1	4.7
Other	—	—	—	—
Non-operating Corporate	0.1	0.1	0.1	0.1
Total	$2.4	$2.2	$4.1	$3.7
(*) Balance includes amortization of negative VOBA, which increases net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital Expenditures (*)
Infrastructure	$1.4	$1.4	$4.8	$6.8
Clean Energy	0.4	0.1	2.0	0.4
Insurance	—	0.4	0.1	0.6
Life Sciences	—	0.1	0.1	0.1
Spectrum	3.2	3.5	9.6	8.6
Other	—	—	0.1	—
Total	$5.0	$5.5	$16.7	$16.5
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

	September 30,	December 31,
	2020	2019
Investments
Infrastructure	$0.9	$0.9
Insurance	4,616.0	4,423.0
Life Sciences	20.8	22.0
Other	30.0	43.1
Eliminations	(98.3)	(96.9)
Total	$4,569.4	$4,392.1

	September 30,	December 31,
	2020	2019
Total Assets
Infrastructure	$506.4	$530.4
Clean Energy	130.5	142.8
Telecommunications	75.5	89.3
Insurance	5,752.7	5,611.9
Life Sciences	27.1	28.4
Spectrum	248.1	257.9
Other	32.8	366.3
Non-operating Corporate	12.4	27.2
Eliminations	(97.1)	(95.9)
Total	$6,688.4	$6,958.3

21. Basic and Diluted (Loss) Income Per Common Share

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

The following potential weighted common shares were excluded from diluted EPS for the nine months ended September 30, 2019 due to the antidilutive impact to diluted EPS: 2,168,454 for outstanding warrants to purchase the Company's stock, 2,088,568 for Series A Peferred Stock and Series A-2 Prefered Stock. The Company had zero dilutive common share equivalents during the three and nine months ended September 30, 2020, and three and nine months ended September 30, 2019 due to the results being a loss from continuing operations and discontinued operations, net of tax.

The Company had no dilutive common shares equivalents during the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2019 due to the results of operations being a loss from continuing operations.

The following table presents a reconciliation of net (loss) income used in basic and diluted EPS calculations (in millions, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) income from continuing operations	$(21.6)	$(8.9)	$(34.1)	$8.3
Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	4.3	1.6	(8.5)	3.8
(Loss) income from continuing operations attributable to the Company	(17.3)	(7.3)	(42.6)	12.1
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4	1.2	(0.4)
(Loss) income from continuing operations attributable to HC2 common stockholders	(17.7)	(7.7)	(43.8)	12.5
Income (loss) from discontinued operations (including loss on disposal of $39.3 million)	—	0.6	(60.0)	(13.7)
(Loss) income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(0.4)	15.3	1.1
Income (loss) from discontinued operations, net of tax and noncontrolling interest	—	0.2	(44.7)	(12.6)
Net (loss) income attributable to common stock and participating preferred stockholders	$(17.7)	$(7.5)	$(88.5)	$(0.1)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	46.9	45.7	46.7	45.4
Unvested restricted stock	—	—	—	—
Preferred stock (as-converted basis)	0.3	—	0.1	—
Total	47.2	45.7	46.8	45.4

Percentage of income (loss) allocated to:
Common stock	99.4%	100.0%	99.8%	100.0%
Unvested restricted stock	—%	—%	—%	—%
Preferred stock	0.6%	—%	0.2%	—%

Numerator for earnings per share, basic:
Net income (loss) from continuing operations attributable to common stock, basic	$(17.6)	$(7.7)	$(43.7)	$12.5
Net income (loss) from discontinued operations attributable to common stock, basic and diluted	$—	$0.2	$(44.7)	$(12.6)
Net income (loss) attributable to common stock and participating preferred stockholders, basic and diluted	$(17.6)	$(7.5)	$(88.3)	$(0.1)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares for stock options, restricted shares and convertible instruments	$—	$—	$—	$1.6

Net income (loss) from continuing operations attributable to common stock, diluted	$(17.6)	$(7.7)	$(43.7)	$14.1
Net income (loss) from discontinued operations attributable to common stock, diluted	$—	$0.2	$(44.7)	$(12.6)
Net income (loss) attributable to common stock and participating preferred stockholders, diluted	$(17.6)	$(7.5)	$(88.3)	$1.5

Denominator for basic and dilutive earnings per share:
Weighted average common shares outstanding - basic	46.9	45.7	46.7	45.4
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—	—	14.7
Weighted average common shares outstanding - diluted	46.9	45.7	46.7	60.1

(Loss) income per share - continuing operations
Basic:	$(0.38)	$(0.16)	$(0.94)	$0.28
Diluted:	$(0.38)	$(0.16)	$(0.94)	$0.23

Loss per share - Discontinued operations
Basic:	$—	$—	$(0.95)	$(0.28)
Diluted:	$—	$—	$(0.95)	$(0.21)

(Loss) income per share - Net (loss) income attributable to participating security holders
Basic:	$(0.38)	$(0.16)	$(1.89)	$—
Diluted:	$(0.38)	$(0.16)	$(1.89)	$0.02

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE
22. Subsequent Events

On October 2, 2020 a subsidiary of the Company entered into a stock purchase agreement with TransWorld Holdings Inc, formerly GoIP Global Inc, to sell 100% of ICS and its subsidiary. As of September 30, 2020, the ICS entity did not meet the criteria for held-for-sale under ASC 360, as approval from the Board of Directors was sought by management, and obtained subsequent to September 30, 2020. The transaction closed on October 31, 2020.

On October 7, 2020, the Company publicly filed a prospectus supplement to the prospectus dated September 9, 2020 in connection with the Rights Offering, detailing the rights for voting shareholders to purchase up to 28,634,361 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our annual audited Consolidated Financial Statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 and on Form 8-K filed with the SEC on October 7, 2020, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "HC2" means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through seven operating platforms or reportable segments: Infrastructure ("DBMG"), Clean Energy ("Beyond6"), Telecommunications ("ICS"), Insurance ("CIG"), Life Sciences ("Pansend"), Spectrum, and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The recasting of GMSL's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale;

•As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment.

•The recasting of Earnings per share in the prior period, as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income.

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

Our Operations

Refer to Note 1. Organization and Business to our Condensed Consolidated Financial Statements for additional information.

Seasonality and Cyclical Patterns

Our segments' operations can be highly cyclical and subject to seasonal patterns. Our volume of business in our Infrastructure segment may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

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

The Company’s top priority is to protect its employees and their families, and those of the Company’s customers. The Company continues to take precautionary measures as directed by health authorities and the local government, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect them, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

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

During the three and nine months ended September 30, 2020, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impact certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the three and nine months ended September 30, 2020, $6.4 million and $15.2 million of COVID-19 related expenses were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

Insurance

Our Insurance segment has been impacted by the COVID-19 pandemic, including multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, driving actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. The Company’s September 30, 2020 results reflected in earnings are primarily impacted by the Insurance segment's net unrealized losses on investments of $12.3 million, included in the Net realized and unrealized gains (loss) on investments line, primarily driven by preferred stock mark to market adjustments. The impact on other comprehensive income was $91.2 million of unrealized gain on fixed maturity securities, a significant improvement as compared to March 31, 2020 and June 30, 2020 results, which reflected $355.5 million of unrealized loss and $9.2 million of unrealized gain, respectively, on fixed maturity securities. Both of these were largely attributable to market factors caused by the COVID-19 crisis for each of the three month periods ended March 31, 2020, June 30, 2020, and September 30, 2020 respectively. Additional future recovery of losses will largely depend upon market reaction to additional COVID-19 stimulus packages, interest rates and timing and manner in which the economy is reopened. The unrealized losses are considered temporary in nature, as we have the ability to hold these securities to maturity.

Spectrum

As a result of COVID-19, our Spectrum segment has experienced adverse effects on its advertising business because of weakness in the advertising market as advertisers seek to reduce their own costs in response to the pandemic’s impact on their businesses. We are not able to predict when or whether advertising budgets and the advertising market generally will return or be comparable to historical levels.

In addition, COVID-19 could impact our Spectrum segment’s business, financial condition and results of operations in a number of other ways, including, but not limited to:

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

The magnitude of the impact on our Spectrum segment will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Part II-Item 1A-Risk Factors."

Debt Obligations

Clean Energy

In August 2020, Clean Energy entered into a new credit facility with M&T bank. Proceeds from the loan and cash on hand were used to repay the existing credit facilities with M&T and Pioneer as well as redeem its outstanding $14.0 million mandatorily redeemable preferred stock, included within Other liabilities on the Balance Sheets. The new credit facility is comprised of a $57.0 million term loan facility, a $2.5 million revolving line of credit and an $8.0 million delayed draw term loan ear-marked for new station builds, as well as a $10.0 million accordion feature.

Clean Energy recognized $2.4 million and $1.8 million in extinguishment losses related to the pay down of the existing credit facilities with M&T and the redemption of its mandatorily redeemable preferred stock, respectively, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

Spectrum

In February 2020, Spectrum amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt.

In August 2020, Spectrum modified its agreement with MSD Partners, L.P. and Great American Life Insurance Company to extend the maturity on its privately placed notes to October 2021.

In September 2020, Spectrum amended its agreement governing its privately placed note funded by MSD Partners, L.P., increasing the principal balance by $4.0 million to $43.3 million. The proceeds were used to repay principal and interest on existing debt and for general business purposes.

Non-Operating Corporate

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million secured revolving line of credit with MSD PCOF Partners IX, LLC (the "2019 Revolving Credit Agreement"). HC2 recognized $0.4 million in extinguishment loss related to the repayment of the 2019 Revolving Credit Agreement, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

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

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its 11.50% senior secured notes due 2021 (the "Senior Secured Notes") at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

In June 2020, with the cash proceeds from the partial sale of New Saxon's interest in HMN, HC2 redeemed $50.6 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $3.4 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

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

Sale of ICS

On October 2, 2020, a subsidiary of the Company entered into a stock purchase agreement with TransWorld Holdings Inc, formerly GoIP Global Inc, to sell 100% of ICS and its subsidiary. The disposition closed on October 31, 2020.

Pansend

In April 2020, R2 received $10 million in funding from Huadong Medicine Company Limited as part of Huadong's $30 million Series B equity investment in R2. These funds will be used to commercialize R2's revolutionary CryoAesthetic technology which promises physicians a new way to lighten, brighten and rejuvenate skin. This investment represents the second tranche of Huadong's investment at an approximate post-money valuation of $90 million and reduces Pansend's ownership by 7.8% to 56.1%.

Financial Presentation

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue
Infrastructure	$160.8	$168.4	$(7.6)	$509.6	$556.2	$(46.6)
Clean Energy	10.3	8.7	1.6	31.0	19.3	11.7
Telecommunications	136.4	162.2	(25.8)	430.1	507.0	(76.9)
Insurance	78.9	80.4	(1.5)	223.2	251.3	(28.1)
Spectrum	9.7	10.0	(0.3)	29.3	29.8	(0.5)
Eliminations (1)	(2.8)	(2.2)	(0.6)	(8.1)	(7.9)	(0.2)
Total net revenue	393.3	427.5	(34.2)	1,215.1	1,355.7	(140.6)

Income (loss) from operations
Infrastructure	6.0	12.4	(6.4)	13.1	34.3	(21.2)
Clean Energy	1.5	0.4	1.1	5.4	(0.3)	5.7
Telecommunications	0.3	(0.4)	0.7	0.6	0.4	0.2
Insurance	15.1	10.6	4.5	16.7	75.9	(59.2)
Life Sciences	(4.7)	(3.0)	(1.7)	(11.4)	(6.6)	(4.8)
Spectrum	(11.7)	(3.8)	(7.9)	(15.8)	(8.8)	(7.0)
Other	(0.5)	0.1	(0.6)	(2.1)	—	(2.1)
Non-operating Corporate	(5.3)	(6.6)	1.3	(22.4)	(20.3)	(2.1)
Eliminations (1)	(2.8)	(2.2)	(0.6)	(8.1)	(7.9)	(0.2)
Total income (loss) from operations	(2.1)	7.5	(9.6)	(24.0)	66.7	(90.7)

Interest expense	(19.7)	(20.1)	0.4	(62.4)	(58.0)	(4.4)
Loss on early extinguishment or restructuring of debt	(4.2)	—	(4.2)	(13.4)	—	(13.4)
Loss from equity investees	(1.3)	(1.3)	—	(4.0)	—	(4.0)
Gain on bargain purchase	—	—	—	—	1.1	(1.1)
Other income (loss)	7.3	6.1	1.2	74.1	4.7	69.4
(Loss) income from continuing operations	(20.0)	(7.8)	(12.2)	(29.7)	14.5	(44.2)
Income tax expense	(1.6)	(1.1)	(0.5)	(4.4)	(6.2)	1.8
(Loss) income from continuing operations	(21.6)	(8.9)	(12.7)	(34.1)	8.3	(42.4)
Income (loss) from discontinued operations (including loss on disposal of $39.3 million)	—	0.6	(0.6)	(60.0)	(13.7)	(46.3)
Net loss	(21.6)	(8.3)	(13.3)	(94.1)	(5.4)	(88.7)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	4.3	1.2	3.1	6.8	4.9	1.9
Net loss attributable to HC2 Holdings, Inc.	(17.3)	(7.1)	(10.2)	(87.3)	(0.5)	(86.8)
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.4	—	1.2	(0.4)	1.6
Net loss attributable to common stock and participating preferred stockholders	$(17.7)	$(7.5)	$(10.2)	$(88.5)	$(0.1)	$(88.4)
(1) The Insurance segment results are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the three months ended September 30, 2020 decreased $34.2 million to $393.3 million from $427.5 million for the three months ended September 30, 2019. The decrease in revenue was driven by our Telecommunications segment, which can be attributed to changes in customer mix and fluctuations in wholesale traffic volumes, and our Infrastructure segment, primarily driven by a decline in power and industrial repair and maintenance work performed.

Net revenue for the nine months ended September 30, 2020 decreased $140.6 million to $1,215.1 million from $1,355.7 million for the nine months ended September 30, 2019. The decrease in revenue was driven by our Telecommunications segment, which can be attributed to changes in customer mix and fluctuations in wholesale traffic volumes, our Infrastructure segment, primarily driven by lower revenues from our structural steel fabrication and erection business, and our Insurance segment, net of eliminations, largely driven by lower net investment income and unfavorable market movements in values for preferred stock holdings and fixed maturity impairments. These were partially offset by increases at our Clean Energy segment due to the acquisition of the ampCNG stations and the Alternative Fuels Tax Credit ("AFTC") revenue related to CNG sales recognized in the current period.

(Loss) income from operations: Income from operations for the three months ended September 30, 2020 decreased $9.6 million to a loss of $2.1 million from income of $7.5 million for the three months ended September 30, 2019. The decrease in income from operations was driven by our Spectrum segment, due to the impairment of licenses in the current period and our Infrastructure segment, driven by declines in power and industrial repair and maintenance work performed and decreased revenues from our structural steel fabrication and erection business. The decrease was partially offset by an increase in our Insurance segment, due to favorable claims activity recognized in the current period.

(Loss) income from operations for the nine months ended September 30, 2020 decreased $90.7 million to a loss of $24.0 million from income of $66.7 million for the nine months ended September 30, 2019. The decrease was primarily driven by our Insurance segment due to an increase in policy benefits, changes in reserves, and commissions due to non-recurring favorable claims activity recognized in the comparable period along with unfavorable claims activity and reserves development in the first half of 2020. In addition there was a decline in revenues, due to unrealized losses from unfavorable market movements in preferred stock holdings. The decrease is also attributable to our Infrastructure segment due to lower revenues from our structural steel fabrication and erection business.

Interest expense: Interest expense for the three months ended September 30, 2020 decreased $0.4 million to $19.7 million from $20.1 million for the three months ended September 30, 2019. The decrease was attributable to a decrease in the aggregate principal amount of debt at our Corporate segment, partially offset by an increase in the aggregate principal amount of debt at our Spectrum segment.

Interest expense for the nine months ended September 30, 2020 increased $4.4 million to $62.4 million from $58.0 million for the nine months ended September 30, 2019. The increase was attributable to an increase in the aggregate principal amount of debt at our Spectrum and Clean Energy segments.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended September 30, 2020 was $4.2 million. This was driven by the write-off of deferred financing costs and original issuance discount related to the repayment of existing credit facilities and redemption of the mandatorily redeemable preferred stock at our Clean Energy segment.

Loss on early extinguishment or restructuring of debt for the nine months ended September 30, 2020 was $13.4 million. This was driven by the write-off of deferred financing costs and original issuance discount related to the $15.0 million pay down of the 2019 Revolving Credit Agreement and the $76.9 million redemption of the Senior Secured Notes at a 4.5% premium in the first quarter of 2020 and the $50.6 million redemption of the Senior Secured Notes at a 4.5% premium in the second quarter of 2020. This was also driven by the write-off of deferred financing costs and original issuance discount related to the pay down of the existing credit facilities and redemption of the mandatorily redeemable preferred stock at our Clean Energy segment.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2020 remained unchanged from the three months ended September 30, 2019 at a loss of $1.3 million. Loss from equity investees for the nine months ended September 30, 2020 decreased $4.0 million to a loss of $4.0 million from zero for the nine months ended September 30, 2019. The decrease was driven by a decrease in income for the HMN investment, which is generally attributable to the timing of turnkey project work.

Other income (loss): Other income (loss) for the three months ended September 30, 2020 increased $1.2 million to a gain of $7.3 million from a gain of $6.1 million for the three months ended September 30, 2019. Other income (loss) for the nine months ended September 30, 2020 increased $69.4 million to a gain of $74.1 million from a gain of $4.7 million for the nine months ended September 30, 2020. The increases were primarily driven by the gain recognized on the First HMN Sale, which closed during the second quarter of 2020.

Income tax expense: Income tax expense was an expense of $1.6 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. The income tax expense recorded for the three months ended September 30, 2020 relates to the projected expense as calculated under ASC 740 for taxpaying entities, primarily the Insurance segment, which is no longer in a valuation allowance. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Income tax expense was an expense of $4.4 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax expense recorded for the nine months ended September 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for taxpaying entities, primarily the Insurance segment, offset by a discrete tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the nine months ended September 30, 2019 relates to the projected expense as calculated under ASC 740 for taxpaying entities offset by a benefit from the release of the valuation allowance of the Insurance segment due to an increase in current year income.

Income (loss) from discontinued operations (including loss on disposal of $39.3 million): Income (loss) from discontinued operations for the three months ended September 30, 2020 decreased $0.6 million to zero from income of $0.6 million for the three months ended September 30, 2019. Loss from discontinued operations for the nine months ended September 30, 2020 increased $46.3 million to a loss of $60.0 million from a loss of $13.7 million for the nine months ended September 30, 2019. The increase in loss was largely driven by the $39.3 million loss on the sale of GMSL in the first quarter of 2020. Also contributing to the increase in loss was a $9.0 million increase in net loss from the discontinued entity, GMSL. The company did not recognize a tax benefit in discontinued operations from the loss on sale of GMSL and its subsidiaries due to the application of the UK Substantial Shareholder Exception, which exempt capital gains and losses from taxation.

Preferred dividends, deemed dividends, and repurchase gains: Preferred dividends, and deemed dividends, and repurchase gains for the three months ended September 30, 2020 remained unchanged from the three months ended September 30, 2019 at loss of $0.4 million. Preferred dividends, and deemed dividends, and repurchase gains for the nine months ended September 30, 2020 decreased $1.6 million to a loss of $1.2 million compared to a gain of $0.4 million for the nine months ended September 30, 2019. The decrease was largely driven by the Insurance segment's 2019 purchase of 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount.

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

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$160.8	$168.4	$(7.6)	$509.6	$556.2	$(46.6)

Cost of revenue	133.0	130.8	2.2	430.8	448.9	(18.1)
Selling, general and administrative	19.3	21.3	(2.0)	57.8	61.3	(3.5)
Depreciation and amortization	2.7	3.9	(1.2)	8.0	11.8	(3.8)
Other operating (income) expense	(0.2)	—	(0.2)	(0.1)	(0.1)	—
Income from operations	$6.0	$12.4	$(6.4)	$13.1	$34.3	$(21.2)

Net revenue: Net revenue from our Infrastructure segment for the three months ended September 30, 2020 decreased $7.6 million to $160.8 million from $168.4 million for the three months ended September 30, 2019. The decrease was primarily driven by a decline in industrial maintenance and repair work performed, as well as a slight decline in revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion.

Net revenue from our Infrastructure segment for the nine months ended September 30, 2020 decreased $46.6 million to $509.6 million from $556.2 million for the nine months ended September 30, 2019. The decreases were primarily driven by lower revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion, as well as slight decreases in power and industrial maintenance and repair work performed.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended September 30, 2020 increased $2.2 million to $133.0 million from $130.8 million for the three months ended September 30, 2019. The increase was primarily due to higher costs incurred in response to the COVID-19 pandemic along with timing of project work under execution and change in backlog mix.

Cost of revenue from our Infrastructure segment for the nine months ended September 30, 2020 decreased $18.1 million to $430.8 million from $448.9 million for the nine months ended September 30, 2019. The decrease was primarily driven by the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period. The decrease was partially offset by higher costs incurred in response to the COVID-19 pandemic.

Selling, general and administrative: Selling, general and administrative from our Infrastructure segment for the three months ended September 30, 2020 decreased $2.0 million to $19.3 million from $21.3 million for the three months ended September 30, 2019. Selling, general and administrative from our Infrastructure segment for the nine months ended September 30, 2020 decreased $3.5 million to $57.8 million from $61.3 million for the nine months ended September 30, 2019. The decreases were primarily driven by lower travel expenses and bonus expense in the current period, partially offset by higher costs incurred due to COVID-19 pandemic.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended September 30, 2020 decreased $1.2 million to $2.7 million from $3.9 million for the three months ended September 30, 2019. Depreciation and amortization from our Infrastructure segment for the nine months ended September 30, 2020 decreased $3.8 million to $8.0 million from $11.8 million for the nine months ended September 30, 2019. The decreases were primarily related to the full depreciation and amortization of assets that took place subsequent to the comparable periods.

Clean Energy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$10.3	$8.7	$1.6	$31.0	$19.3	$11.7

Cost of revenue	5.1	5.1	—	14.8	11.6	3.2
Selling, general and administrative	1.5	1.3	0.2	4.5	3.2	1.3
Depreciation and amortization	2.2	2.0	0.2	6.3	4.9	1.4
Other operating expense	—	(0.1)	0.1	—	(0.1)	0.1
Income (loss) from operations	$1.5	$0.4	$1.1	$5.4	$(0.3)	$5.7

Net revenue: Net revenue from our Clean Energy segment for the three months ended September 30, 2020 increased $1.6 million to $10.3 million from $8.7 million for the three months ended September 30, 2019. The increase was primarily driven by AFTC revenue related to CNG sales recognized in the current period, which had not yet been renewed for 2019 in the comparable period, as well as slight increases in income recognized from renewable energy tax credits under recently signed agreements related to the sale of renewable natural gas ("RNG").

Net revenue from our Clean Energy segment for the nine months ended September 30, 2020 increased $11.7 million to $31.0 million from $19.3 million for the nine months ended September 30, 2019. The increase was primarily driven by higher volume-related revenues attributable to the inclusion of the acquired ampCNG stations, which was acquired in June 2019. Additionally, the increases were driven by AFTC revenue related to CNG sales recognized in the current period. The AFTC had not yet been renewed for 2019 in the comparable period.

Cost of revenue: Cost of revenue from our Clean Energy segment for the three months ended September 30, 2020 remained unchanged from the three months ended September 30, 2019 at $5.1 million. Cost of revenue from our Clean Energy segment for the nine months ended September 30, 2020 increased $3.2 million to $14.8 million from $11.6 million for the nine months ended September 30, 2019. The increase was due to the overall growth in volume of gasoline gallon equivalents delivered and higher commodity and utility costs driven by the acquisition of ampCNG stations.

Selling, general and administrative: Selling, general and administrative expenses from our Clean Energy segment for the three months ended September 30, 2020 increased $0.2 million to $1.5 million from $1.3 million for the three months ended September 30, 2019. Selling, general and administrative expenses from our Clean Energy segment for the nine months ended September 30, 2020 increased $1.3 million to $4.5 million from $3.2 million for the nine months ended September 30, 2019. The increases were driven by the overall growth of the Clean Energy segment as it continues to increase its national footprint.

Depreciation and amortization: Depreciation and amortization from our Clean Energy segment for the three months ended September 30, 2020 increased $0.2 million to $2.2 million from $2.0 million for the three months ended September 30, 2019. Depreciation and amortization from our Clean Energy segment for the nine months ended September 30, 2020 increased $1.4 million to $6.3 million from $4.9 million for the nine months ended September 30, 2019. The increase was due to additional depreciation and amortization from the acquisition of ampCNG stations completed in June 2019.

Telecommunications Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$136.4	$162.2	$(25.8)	$430.1	$507.0	$(76.9)

Cost of revenue	134.8	159.8	(25.0)	424.4	498.5	(74.1)
Selling, general and administrative	1.2	1.8	(0.6)	4.8	6.4	(1.6)
Depreciation and amortization	0.1	0.1	—	0.3	0.3	—
Other operating expense	—	0.9	(0.9)	—	1.4	(1.4)
Income from operations	$0.3	$(0.4)	$0.7	$0.6	$0.4	$0.2

Net revenue: Net revenue from our Telecommunications segment for the three months ended September 30, 2020 decreased $25.8 million to $136.4 million from $162.2 million for the three months ended September 30, 2019. Net revenue from our Telecommunications segment for the nine months ended September 30, 2020 decreased $76.9 million to $430.1 million from $507.0 million for the nine months ended September 30, 2019. The decreases can be attributed to changes in our customer mix and fluctuations in wholesale traffic volumes, which can result in variability across periods.

Cost of revenue: Cost of revenue from our Telecommunications segment for the three months ended September 30, 2020 decreased $25.0 million to $134.8 million from $159.8 million for the three months ended September 30, 2019. Cost of revenue from our Telecommunications segment for the nine months ended September 30, 2020 decreased $74.1 million to $424.4 million from $498.5 million for the nine months ended September 30, 2019. The decreases were directly correlated to the fluctuations in wholesale voice termination volumes, in addition to a slight reduction in margin mix attributable to market pressures on call termination rates.

Selling, general and administrative: Selling, general and administrative expenses from our Telecommunications segment for the three months ended September 30, 2020 decreased $0.6 million to $1.2 million from $1.8 million for the three months ended September 30, 2019. Selling, general and administrative expenses from our Telecommunications segment for the nine months ended September 30, 2020 decreased $1.6 million to $4.8 million from $6.4 million for the nine months ended September 30, 2019. The decreases were primarily due to a decrease in compensation expense due to a lower headcount along with a reduction in accounting and legal costs.

Other operating expense: Other operating expense expenses from our Telecommunications segment for the three months ended September 30, 2020 decreased $0.9 million to zero from $0.9 million for the three months ended September 30, 2019. Other operating expense expenses from our Telecommunications segment for the nine months ended September 30, 2020 decreased $1.4 million to zero from $1.4 million for the nine months ended September 30, 2019. The decreases were driven by impairment of goodwill in the comparable period as a result of declining performance at the segment.

Insurance Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Life, accident and health earned premiums, net	$28.6	$28.8	$(0.2)	$86.8	$88.7	$(1.9)
Net investment income	49.2	53.5	(4.3)	154.7	159.0	(4.3)
Net realized and unrealized gains (losses) on investments	1.1	(1.9)	3.0	(18.3)	3.6	(21.9)
Net revenue	78.9	80.4	(1.5)	223.2	251.3	(28.1)
Policy benefits, changes in reserves, and commissions	59.6	66.1	(6.5)	195.0	166.8	28.2
Selling, general and administrative	8.6	9.4	(0.8)	27.3	26.8	0.5
Depreciation and amortization	(4.4)	(5.7)	1.3	(15.8)	(18.2)	2.4
Income from operations (1)	$15.1	$10.6	$4.5	$16.7	$75.9	$(59.2)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the three months ended September 30, 2020 decreased $0.2 million to $28.6 million from $28.8 million for the three months ended September 30, 2019. Life, accident and health earned premiums, net from our Insurance segment for the nine months ended September 30, 2020 decreased $1.9 million to $86.8 million from $88.7 million for the nine months ended September 30, 2019. The decreases were primarily related to natural run-off of the closed blocks of business.

Net investment income: Net investment income from our Insurance segment for the three months ended September 30, 2020 decreased $4.3 million to $49.2 million from $53.5 million for the three months ended September 30, 2019. Net investment income from our Insurance segment for the nine months ended September 30, 2020 decreased $4.3 million to $154.7 million from $159.0 million for the nine months ended September 30, 2019. The decreases were primarily due to lower net investment income and unfavorable market movements in values for preferred stock holdings and fixed maturity impairments.

Net realized and unrealized gains (losses) on investments: Net realized and unrealized gains (losses) on investments from our Insurance segment for the three months ended September 30, 2020 increased $3.0 million to a gain of $1.1 million from a loss of $1.9 million for the three months ended September 30, 2019. The increase was largely due to favorable market movements on common and preferred stock, partially offset by an impairment of select investments in the current period.

Net realized and unrealized gains (losses) on investments from our Insurance segment for the nine months ended September 30, 2020 decreased $21.9 million to a loss of $18.3 million from a gain of $3.6 million for the nine months ended September 30, 2019. The decrease was driven by unfavorable market movements in common and preferred stocks driven by interest rate reductions due to the COVID-19 pandemic and impairment of select investments in the current period.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the three months ended September 30, 2020 decreased $6.5 million to $59.6 million from $66.1 million for the three months ended September 30, 2019. The decrease was due to favorable claims activity recognized in the current period, partially offset by unfavorable reserves development.

Policy benefits, changes in reserves, and commissions from our Insurance segment for the nine months ended September 30, 2020 increased $28.2 million to $195.0 million from $166.8 million for the nine months ended September 30, 2019. The increase was due to favorable claims activity recognized in the comparable period primarily driven by an increase in contingent non-forfeiture option activity as a result of in-force rate actions approved and implemented and unfavorable claims activity and reserves development in the current period.

Selling, general and administrative: Selling, general and administrative expenses from our Insurance segment for the three months ended September 30, 2020 decreased $0.8 million to $8.6 million from $9.4 million for the three months ended September 30, 2019. The decrease was primarily due to a reduction in bonus expense in the current period.

Selling, general and administrative expenses from our Insurance segment for the nine months ended September 30, 2020 increased $0.5 million to $27.3 million from $26.8 million for the nine months ended September 30, 2019. The increase was primarily driven by increases in salaries due to headcount increases, severance expense incurred in the current period, third party management fees and premium taxes, largely offset by a reduction in bonus expense.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the three months ended September 30, 2020 decreased $1.3 million to $4.4 million from $5.7 million for the three months ended September 30, 2019. Depreciation and amortization from our Insurance segment for the nine months ended September 30, 2020 decreased $2.4 million to $15.8 million from $18.2 million for the nine months ended September 30, 2019. The decreases were driven by a reduction in negative VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$4.6	$3.0	$1.6	$11.2	$6.4	$4.8
Depreciation and amortization	—	—	—	0.1	0.1	—
Other operating expense	0.1	—	0.1	0.1	0.1	—
Loss from operations	$(4.7)	$(3.0)	$(1.7)	$(11.4)	$(6.6)	$(4.8)

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended September 30, 2020 increased $1.6 million to $4.6 million from $3.0 million for the three months ended September 30, 2019. Selling, general and administrative expenses from our Life Sciences segment for the nine months ended September 30, 2020 increased $4.8 million to $11.2 million from $6.4 million for the nine months ended September 30, 2019. The increases were driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net revenue	$9.7	$10.0	$(0.3)	$29.3	$29.8	$(0.5)

Cost of revenue	5.8	5.6	0.2	16.9	17.4	(0.5)
Selling, general and administrative	4.3	7.4	(3.1)	15.6	19.4	(3.8)
Depreciation and amortization	1.7	1.8	(0.1)	5.1	4.7	0.4
Other operating (income) expense	9.6	(1.0)	10.6	7.5	(2.9)	10.4
Loss from operations	$(11.7)	$(3.8)	$(7.9)	$(15.8)	$(8.8)	$(7.0)

Net revenue: Net revenue from our Spectrum segment for the three months ended September 30, 2020 decreased $0.3 million to $9.7 million from $10.0 million for the three months ended September 30, 2019. Net revenue from our Spectrum segment for the nine months ended September 30, 2020 decreased $0.5 million to $29.3 million from $29.8 million for the nine months ended September 30, 2019. The decreases were primarily driven by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic, partially offset by higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform.

Cost of revenue: Cost of revenue from our Spectrum segment for the three months ended September 30, 2020 increased $0.2 million to $5.8 million from $5.6 million for the three months ended September 30, 2019. The increase was primarily driven by increased cost of revenues associated with the higher number of operating stations, mostly offset by cost reductions at Network.

Cost of revenue from our Spectrum segment for the nine months ended September 30, 2020 decreased $0.5 million to $16.9 million from $17.4 million for the nine months ended September 30, 2019. The decrease was primarily driven by cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations.

Selling, general and administrative: Selling, general and administrative expenses from our Spectrum segment for the three months ended September 30, 2020 decreased $3.1 million to $4.3 million from $7.4 million for the three months ended September 30, 2019. Selling, general and administrative expenses from our Spectrum segment for the nine months ended September 30, 2020 decreased $3.8 million to $15.6 million from $19.4 million for the nine months ended September 30, 2019. The decreases were primarily due to lower compensation and acquisition expenses.

Depreciation and amortization: Depreciation and amortization from our Spectrum segment for the nine months ended September 30, 2020 increased $0.4 million to $5.1 million from $4.7 million for the nine months ended September 30, 2019. The increase was driven by additional amortization of fixed assets at new stations which were acquired subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Spectrum segment for the three months ended September 30, 2020 decreased $10.6 million to an expense of $9.6 million from income of $1.0 million for the three months ended September 30, 2019. Other operating (income) expense from our Spectrum segment for the nine months ended September 30, 2020 decreased $10.4 million to an expense of $7.5 million from income of $2.9 million for the nine months ended September 30, 2019. The decreases were primarily due to the impairment of licenses in the current period and a decrease in gains from FCC reimbursements.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$0.5	$—	$0.5	$2.1	$0.1	$2.0
Depreciation and amortization	—	—	—	—	—	—
Other operating (income) expense	—	(0.1)	0.1	—	(0.1)	0.1
Loss from operations	$(0.5)	$0.1	$(0.6)	$(2.1)	$—	$(2.1)

Selling, general and administrative: Selling, general and administrative expenses from our Other segment for the three months ended September 30, 2020 increased $0.5 million to $0.5 million from zero for the three months ended September 30, 2019. Selling, general and administrative expenses from our Other segment for the nine months ended September 30, 2020 increased $2.0 million to $2.1 million from $0.1 million for the nine months ended September 30, 2019. The increases were predominantly driven by costs associated with the sale of HMN, which closed during the second quarter of 2020.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Selling, general and administrative	$5.2	$6.5	$(1.3)	$22.3	$20.2	$2.1
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(5.3)	$(6.6)	$1.3	$(22.4)	$(20.3)	$(2.1)

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2020 decreased $1.3 million to $5.2 million from $6.5 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in bonus, stock compensation expense, rent expense and various consulting expenses, partially offset by an increase in legal fees incurred.

Selling, general and administrative expenses from our Non-operating Corporate segment for the nine months ended September 30, 2020 increased $2.1 million to $22.3 million from $20.2 million for the nine months ended September 30, 2019. The increase was driven by legal costs incurred associated with the consent revocation, acquisition costs, and the annual stockholder meeting related to the board solicitation matter with certain stockholders of the Company. This was partially offset by a decrease in bonus, stock compensation expense, rent expense and various consulting expenses in the current period.

Income (loss) from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Life Sciences	$(1.5)	$(1.2)	$(0.3)	$(3.6)	$(2.5)	$(1.1)
Other	0.2	(0.1)	0.3	(0.4)	2.5	(2.9)
Loss from equity investees	$(1.3)	$(1.3)	$—	$(4.0)	$—	$(4.0)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2020 increased $0.3 million to $1.5 million from $1.2 million for the three months ended September 30, 2019. Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2020 increased $1.1 million to $3.6 million from $2.5 million for the nine months ended September 30, 2019. The increases in losses were largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Income (loss) from equity investees within our Other segment for the three months ended September 30, 2020 increased $0.3 million to income of $0.2 million from a loss of $0.1 million for the three months ended September 30, 2019. The increase was driven by the equity investment in HMN, as the joint venture produced higher profits than in the comparable period, which is generally attributable to timing of turnkey project work.

Income (loss) from equity investees within our Other segment for the nine months ended September 30, 2020 decreased $2.9 million to a loss of $0.4 million from income $2.5 million for the nine months ended September 30, 2019. The decrease was driven by the equity investment in HMN, as the joint venture produced lower profits than in the comparable period, which is generally attributable to timing of turnkey project work, and a reduction in ownership as a result of the partial sale in the second quarter of 2020.

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

(in millions)	Three Months Ended September 30, 2020
							Non-operating Corporate	HC2
	Infrastructure	Clean Energy	Telecom	Life Sciences	Spectrum	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(17.3)
Less: Net income attributable to HC2 Holdings Insurance segment								12.7
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(2.0)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$2.5	$(3.4)	$2.4	$(4.3)	$(15.7)	$0.2	$(9.7)	$(28.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.7	2.2	0.1	—	1.7	—	0.1	6.8
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	—	—	2.3
Other operating (income) expenses	(0.3)	—	—	0.1	9.7	—	—	9.5
Interest expense	2.1	0.6	—	—	3.6	—	13.4	19.7
Other (income) expense, net	(0.1)	0.7	(2.1)	0.1	1.4	(0.5)	(6.7)	(7.2)
Loss on early extinguishment of debt	—	5.0	—	—	—	—	—	5.0
Income tax (benefit) expense	1.4	—	—	—	—	0.1	(2.3)	(0.8)
Noncontrolling interest	0.1	(1.4)	—	(1.8)	(1.1)	(0.1)	—	(4.3)
Bonus to be settled in equity	—	—	—	—	—	—	(0.1)	(0.1)
Share-based payment expense	—	—	—	—	0.1	—	0.7	0.8
Discontinued Operations	—	—	—	—	—	—	—	—
Non-recurring items	0.4	—	—	—	—	—	0.1	0.5
Covid-19 Costs	6.4	—	—	—	—	—	—	6.4
Acquisition and disposition costs	0.2	—	—	—	0.1	0.2	0.8	1.3
Adjusted EBITDA	$17.7	$3.7	$0.4	$(5.9)	$(0.2)	$(0.1)	$(3.7)	$11.9

(in millions)	Three Months Ended September 30, 2019
							Non-operating Corporate	HC2
	Infrastructure	Clean Energy	Telecom	Life Sciences	Spectrum	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(7.1)
Less: Net income attributable to HC2 Holdings Insurance segment								10.5
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(2.1)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$7.0	$(0.1)	$(0.3)	$5.6	$(6.2)	$2.4	$(23.9)	$(15.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.9	2.0	0.1	—	1.8	—	0.1	7.9
Depreciation and amortization (included in cost of revenue)	2.2	—	—	—	—	—	—	2.2
Other operating (income) expenses	—	(0.2)	0.8	—	(0.8)	—	—	(0.2)
Interest expense	2.3	1.0	—	—	2.4	—	14.4	20.1
Net loss (gain) on contingent consideration	—	—	(0.1)	—	—	—	—	(0.1)
Other (income) expense, net	(0.1)	(0.3)	—	(8.2)	0.9	0.1	2.7	(4.9)
Foreign currency (gain) loss (included in cost of revenue)	—	—	0.1	—	—	—	—	0.1
Income tax (benefit) expense	2.9	—	—	—	—	—	(2.8)	0.1
Noncontrolling interest	0.5	(0.1)	—	(1.4)	(1.1)	0.9	—	(1.2)
Share-based payment expense	—	—	—	—	0.1	—	1.5	1.6
Discontinued operations	—	—	—	—	—	(3.5)	2.9	(0.6)
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition and disposition costs	0.7	—	0.2	—	1.0	—	0.4	2.3
Adjusted EBITDA	$19.4	$2.3	$0.8	$(4.0)	$(1.9)	$(0.1)	$(4.7)	$11.8

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2020 decreased by $4.5 million to $2.5 million from $7.0 million for the three months ended September 30, 2019. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2020 decreased $1.7 million to $17.7 million from $19.4 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily driven by a decline in power and industrial repair and maintenance work performed, as well as a slight decline in revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion. Partially offsetting this were decreases in corporate overhead, including a reduction in bonus expense.

Clean Energy: Net income (loss) from our Clean Energy segment for the three months ended September 30, 2020 decreased by $3.3 million to a loss of $3.4 million from a loss of $0.1 million for the three months ended September 30, 2019. Adjusted EBITDA from our Clean Energy segment for the three months ended September 30, 2020 increased $1.4 million to $3.7 million from $2.3 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA was primarily driven the AFTC recognized in the current period which had not yet been renewed in the comparable period, as well as slight increases in income recognized from renewable energy tax credits under recently signed agreements related to the sale of RNG.

Telecommunications: Net income (loss) from our Telecommunications segment for the three months ended September 30, 2020 increased by $2.7 million to income of $2.4 million from a loss of $0.3 million for the three months ended September 30, 2019. Adjusted EBITDA from our Telecommunications segment for the three months ended September 30, 2020 decreased $0.4 million to $0.4 million from $0.8 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily due to a decline in the contracting of call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in selling, general and administrative expenses, primarily compensation expense due to a lower headcount along with a reduction in accounting and legal costs.

Life Sciences: Net income (loss) from our Life Sciences segment for the three months ended September 30, 2020 decreased $9.9 million to a loss of $4.3 million from income of $5.6 million for the three months ended September 30, 2019. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2020 increased $1.9 million to $5.9 million from $4.0 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2020 increased $9.5 million to $15.7 million from $6.2 million for the three months ended September 30, 2019. Adjusted EBITDA loss from our Spectrum segment for the three months ended September 30, 2020 decreased $1.7 million to $0.2 million from $1.9 million for the three months ended September 30, 2019. The overall decrease in Adjusted EBITDA loss was primarily driven by a decrease in compensation expense, as well as higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform. This was partially offset by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended September 30, 2020 decreased $2.2 million to $0.2 million from $2.4 million for the three months ended September 30, 2019. Adjusted EBITDA from our Other and Eliminations segment for the three months ended September 30, 2020 remained unchanged from the three months ended September 30, 2019 at a loss of $0.1 million.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended September 30, 2020 decreased $14.2 million to $9.7 million from $23.9 million for the three months ended September 30, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2020 decreased $1.0 million to $3.7 million from $4.7 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA loss was driven by a decrease in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, partially offset by an increase in recurring legal fees.

(in millions)	Nine Months Ended September 30, 2020
							Non-operating Corporate	HC2
	Infrastructure	Clean Energy	Telecom	Life Sciences	Spectrum	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(87.3)
Less: Net income attributable to HC2 Holdings Insurance segment								24.1
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(5.1)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$4.0	$(2.4)	$2.9	$(8.7)	$(26.6)	$4.2	$(79.7)	$(106.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	8.0	6.3	0.3	0.1	5.1	—	0.1	19.9
Depreciation and amortization (included in cost of revenue)	6.9	—	—	—	—	—	—	6.9
Other operating (income) expenses	(0.2)	—	—	0.1	7.6	—	—	7.5
Interest expense	6.5	3.0	—	—	10.3	—	42.7	62.5
Other (income) expense, net	—	0.8	(2.4)	(2.2)	4.0	(71.8)	(0.1)	(71.7)
Loss on early extinguishment of debt	—	5.0	—	—	—	—	9.2	14.2
Income tax (benefit) expense	2.5	—	—	—	—	7.4	1.7	11.6
Noncontrolling interest	0.2	(1.0)	—	(4.0)	(3.5)	1.5	—	(6.8)
Bonus to be settled in equity	—	—	—	—	—	—	(0.5)	(0.5)
Share-based payment expense	—	—	—	0.1	0.3	—	2.2	2.6
Discontinued Operations	—	—	—	—	—	56.2	3.8	60.0
Non-recurring items	2.2	—	—	—	—	—	5.3	7.5
Covid-19 costs	15.2	—	—	—	—	—	—	15.2
Acquisition and disposition costs	0.5	—	0.2	—	0.5	1.7	3.0	5.9
Adjusted EBITDA	$45.8	$11.7	$1.0	$(14.6)	$(2.3)	$(0.8)	$(12.3)	$28.5

(in millions)	Nine Months Ended September 30, 2019
							Non-operating Corporate	HC2
	Infrastructure	Clean Energy	Telecom	Life Sciences	Spectrum	Other and Eliminations
Net loss attributable to HC2 Holdings, Inc.								$(0.5)
Less: Net income attributable to HC2 Holdings Insurance segment								74.6
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment								(7.6)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$18.0	$(1.4)	$0.7	$1.6	$(14.1)	$(2.3)	$(70.0)	$(67.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	11.8	4.9	0.3	0.1	4.7	—	0.1	21.9
Depreciation and amortization (included in cost of revenue)	6.7	—	—	—	—	—	—	6.7
Other operating (income) expenses	(0.1)	(0.1)	1.3	—	(2.7)	—	—	(1.6)
Interest expense	7.0	1.9	—	—	6.3	—	43.1	58.3
Net loss (gain) on contingent consideration	—	—	(0.3)	—	—	—	—	(0.3)
Other (income) expense, net	0.1	(0.1)	—	(8.3)	1.3	(0.1)	3.7	(3.4)
Foreign currency (gain) loss (included in cost of revenue)	—	—	0.1	—	—	—	—	0.1
Income tax (benefit) expense	8.0	—	—	—	0.1	—	(5.3)	2.8
Noncontrolling interest	1.4	(0.7)	—	(2.2)	(2.7)	(0.7)	—	(4.9)
Bonus to be settled in equity	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	—	0.1	0.5	—	4.0	4.6
Discontinued operations	—	—	—	—	—	5.5	8.2	13.7
Non-recurring items	—	—	—	—	—	—	—	—
Acquisition and disposition costs	2.0	0.1	0.3	—	1.3	—	1.0	4.7
Adjusted EBITDA	$54.9	$4.6	$2.4	$(8.7)	$(5.3)	$2.4	$(15.2)	$35.1

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2020 decreased $14.0 million to $4.0 million from $18.0 million for the nine months ended September 30, 2019. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2020 decreased $9.1 million to $45.8 million from $54.9 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period, as well as a decline in power and industrial repair and maintenance work performed. This was partially offset by a decrease in recurring corporate overhead, including a reduction in bonus expense.

Clean Energy: Net loss from our Clean Energy segment for the nine months ended September 30, 2020 increased by $1.0 million to a loss of $2.4 million from a loss of $1.4 million for the nine months ended September 30, 2019. Adjusted EBITDA from our Clean Energy segment for the nine months ended September 30, 2020 increased $7.1 million to $11.7 million from $4.6 million for the nine months ended September 30, 2019. The increase in Adjusted EBITDA was primarily driven by higher volume-related revenues from the acquisition of ampCNG stations in June 2019 and the AFTC recognized in the current period which had not yet been renewed in the comparable period. Partially offsetting these increases were higher costs of revenue and selling, general and administrative expenses as a result of the acquisition of the ampCNG stations.

Telecommunications: Net income from our Telecommunications segment for the nine months ended September 30, 2020 increased by $2.2 million to $2.9 million from $0.7 million for the nine months ended September 30, 2019. Adjusted EBITDA from our Telecommunications segment for the nine months ended September 30, 2020 decreased $1.4 million to $1.0 million from $2.4 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily due to a decline in call termination margin as a result of the continued decline in the international long distance market, partially offset by a decrease in compensation expense due to headcount decreases.

Life Sciences: Net income (loss) from our Life Sciences segment for the nine months ended September 30, 2020 decreased $10.3 million to a loss of $8.7 million from income of $1.6 million for the nine months ended September 30, 2019. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2020 increased $5.9 million to $14.6 million from $8.7 million for the nine months ended September 30, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2 Technologies, which increased spending from the comparable period to ramp up efforts to achieve commercialization of its products and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2020 increased $12.5 million to $26.6 million from $14.1 million for the nine months ended September 30, 2019. Adjusted EBITDA loss from our Spectrum segment for the nine months ended September 30, 2020 decreased $3.0 million to $2.3 million from $5.3 million for the nine months ended September 30, 2019. The overall decrease in Adjusted EBITDA loss was primarily driven a decrease in compensation expense, as well as higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform. This was partially offset by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Other and Eliminations: Net income (loss) from our Other and Eliminations segment for the nine months ended September 30, 2020 increased $6.5 million to income of $4.2 million from a loss of $2.3 million for the nine months ended September 30, 2019. Adjusted EBITDA from our Other and Eliminations segment for the nine months ended September 30, 2020 decreased $3.2 million to a loss of $0.8 million from income of $2.4 million for the nine months ended September 30, 2019. The decrease in EBITDA for Other and Eliminations was driven by lower profits for the HMN investment, which is generally attributable to the timing of turnkey project work.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the nine months ended September 30, 2020 increased $9.7 million to $79.7 million from $70.0 million for the nine months ended September 30, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2020 decreased $2.9 million to $12.3 million from $15.2 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA loss was driven by a decrease in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, partially offset by an increase in recurring legal fees.

(in millions):	Three Months Ended September 30,			Nine months ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Infrastructure	$17.7	$19.4	$(1.7)	$45.8	$54.9	$(9.1)
Clean Energy	3.7	2.3	1.4	11.7	4.6	7.1
Telecommunications	0.4	0.8	(0.4)	1.0	2.4	(1.4)
Life Sciences	(5.9)	(4.0)	(1.9)	(14.6)	(8.7)	(5.9)
Spectrum	(0.2)	(1.9)	1.7	(2.3)	(5.3)	3.0
Other and Eliminations	(0.1)	(0.1)	—	(0.8)	2.4	(3.2)
Non-Operating Corporate	(3.7)	(4.7)	1.0	(12.3)	(15.2)	2.9
Adjusted EBITDA	$11.9	$11.8	$0.1	$28.5	$35.1	$(6.6)

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Three Months Ended September 30,			Nine months ended September 30,
	2020	2019	Increase / (Decrease)	2020	2019	Increase / (Decrease)
Net income - Insurance segment	$12.7	$10.5	$2.2	$24.1	$74.6	$(50.5)
Effect of investment losses (gains) (1)	(1.1)	1.9	(3.0)	18.3	(3.6)	21.9
Gain on bargain purchase	—	—	—	—	(1.1)	1.1
Acquisition costs	0.1	0.2	(0.1)	0.1	2.0	(1.9)
Insurance AOI	11.7	12.6	(0.9)	42.5	71.9	(29.4)
Income tax expense (benefit)	2.6	0.9	1.7	(7.0)	3.3	(10.3)
Pre-tax Insurance AOI	$14.3	$13.5	$0.8	$35.5	$75.2	$(39.7)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the three and nine months ended September 30, 2020 and 2019, inclusive of transactions between entities under common control, which are eliminated or are reclassified in consolidation.

Net income for the three months ended September 30, 2020 increased $2.2 million to $12.7 million from $10.5 million for the three months ended September 30, 2019. Pre-tax Insurance AOI for the three months ended September 30, 2020 increased $0.8 million to $14.3 million from $13.5 million for the three months ended September 30, 2019. The increase was due to favorable claims activity recognized in the current period. This was partially offset by a reduction in net investment income due to lower net investment income and unfavorable market movements in values for preferred stock holdings and fixed maturity impairments and unfavorable VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

Net income for the nine months ended September 30, 2020 decreased $50.5 million to $24.1 million from $74.6 million for the nine months ended September 30, 2019. Pre-tax Insurance AOI for the nine months ended September 30, 2020 decreased $39.7 million to $35.5 million from $75.2 million for nine months ended September 30, 2019. The decrease was primarily driven by non-recurring favorable claims activity recognized in the comparable period and additional unfavorable claims activity and reserve developments in the current year. Additionally, the Insurance segment had a reduction in net investment income due to lower net investment income and unfavorable market movements in values for preferred stock holdings and fixed maturity impairments and unfavorable VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

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

Infrastructure Segment

At September 30, 2020, DBMG's backlog was $435.9 million, consisting of $336.7 million under contracts or purchase orders and $99.2 million under letters of intent or notices to proceed. Approximately $145.2 million, representing 33.3% of DBMG’s backlog at September 30, 2020, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, 2020 Revolving Credit Agreement, 7.50% convertible notes due 2022 (the "Convertible Notes"), dividend payments on its Preferred Stock and recurring operational expenses.

As of September 30, 2020, the Company had $163.6 million of cash and cash equivalents compared to $228.8 million as of December 31, 2019. On a stand-alone basis, as of September 30, 2020, HC2 had cash and cash equivalents of $8.9 million compared to $11.6 million at December 31, 2019. At September 30, 2020, cash and cash equivalents in our Insurance segment was $114.7 million compared to $170.5 million at December 31, 2019.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, fueling stations, network equipment (such as switches, related transmission equipment and capacity), and service infrastructure, liabilities associated with insurance products, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2020, the Company had $665.0 million of indebtedness on a consolidated basis compared to $805.0 million as of December 31, 2019. On a stand-alone basis, as of September 30, 2020 and December 31, 2019, HC2 had indebtedness of $412.4 million and $540.0 million, respectively.

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

HC2 received $0.5 million in dividends from our Telecommunications segment during the nine months ended September 30, 2020. Additionally, HC2 received a deemed dividend in September 2020 to settle a $6.0 million cash advance from our Telecommunications segment in May of 2020.

HC2 received $1.1 million and $4.0 million in net management fees during the three and nine months ended September 30, 2020, respectively.

HC2 received $4.5 million and $18.0 million in dividends from its Infrastructure segment during the three and nine months ended September 30, 2020, respectively.

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

We have begun to see significant costs increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on their projects. During the three and nine months ended September 30, 2020, $6.4 million and $15.2 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity in the first three quarters of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends from our operating subsidiaries, tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and cash equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of September 30, 2020, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the Company's Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2020, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of September 30, 2020, the Company was in compliance with this covenant.

The maintenance of fixed charge coverage ratio provides that commencing with the fiscal year ending December 31, 2020, that the Company will not permit the Fixed Charge Coverage Ratio (as defined in the Secured Indenture) calculated as of the last day of each fiscal year of the Company to be less than 1.00 to 1.00 or that the Company’s “HC2 Corporate Overhead” (as defined in the Secured Indenture) in any fiscal year not exceed the sum of $29.0 million for such fiscal year. As of September 30, 2020, the Company was in compliance.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our continuing operating, investing and financing activities and the amount of the respective changes between the periods (in millions):

	Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)
Operating activities	$78.2	$82.5	$(4.3)
Investing activities	77.4	(193.2)	270.6
Financing activities	(221.4)	53.6	(275.0)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.3	0.4
Net decrease in cash, cash equivalents and restricted cash	$(65.1)	$(56.8)	$(8.3)

Operating Activities

Cash provided by operating activities was $78.2 million for the nine months ended September 30, 2020 as compared to cash provided by operating activities of $82.5 million for the nine months ended September 30, 2019. The $4.3 million change was the result of the working capital improvements in our Infrastructure, Clean Energy, and Corporate segments. Our Infrastructure segment benefited from increased billings in excess of costs on new projects, while our Clean Energy segment benefited from AFTC related collections in the current period. In addition, our Corporate segment benefited from a decrease in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, partially offset by an increase in legal fees. These increases were offset by the working capital declines in our Telecommunication segment, which experienced a decline due to the timing of vendor payments and receivables collections.

Investing Activities

Cash provided by investing activities was $77.4 million for the nine months ended September 30, 2020 as compared to cash used in investing activities of $193.2 million for the nine months ended September 30, 2019. The $270.6 million change was a result of the sales of GMSL and HMN during the current year and acquisition of ampCNG during the comparable period.

Financing Activities

Cash used in financing activities was $221.4 million for the nine months ended September 30, 2020 as compared to cash provided by financing activities of $53.6 million for the nine months ended September 30, 2019. The $275.0 million change was largely a result of the principal payments on debt obligations at our Corporate segment and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL and HMN. Further adding to the decline were payments on borrowings at our Infrastructure and Spectrum segments when compared to the prior period.

Infrastructure

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its existing borrowing availability, together with cash from operations, will be adequate to meet all funding requirements for its operating expenses, interest payments on debt, capital expenditures and dividends for the foreseeable future.

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2020 debt balance, DBMG anticipates that its interest payments will be approximately $1.6 million for the fourth quarter of 2020.

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

Market environment

As of September 30, 2020, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business. Due to the COVID-19 pandemic, CIG performed adverse stress testing of investments and reserves which still yielded results in ending the year with a Risk-Based Capital ("RBC") well above regulatory minimums.

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

Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary RBC ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of September 30, 2020, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

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

Investments

At September 30, 2020 and December 31, 2019, CIG’s investment portfolio is comprised of the following (in millions):

	September 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$8.5	0.2%	$7.7	0.2%
States, municipalities and political subdivisions	429.7	9.3%	440.1	9.9%
Residential mortgage-backed securities	57.0	1.2%	66.9	1.5%
Commercial mortgage-backed securities	94.0	2.0%	109.4	2.5%
Asset-backed securities	497.3	10.8%	577.8	13.1%
Corporate and other (*)	3,248.5	70.4%	2,866.8	64.8%
Common stocks (*)	21.5	0.5%	25.6	0.6%
Perpetual preferred stocks (*)	105.3	2.3%	118.9	2.7%
Mortgage loans	121.1	2.6%	183.5	4.1%
Policy loans	18.2	0.4%	19.1	0.4%
Other invested assets	14.9	0.3%	7.2	0.2%
Total	$4,616.0	100.0%	$4,423.0	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	September 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$2,029.1	46.9%	$1,954.9	48.1%
BBB	2,012.8	46.4%	1,834.5	45.1%
Total investment grade	4,041.9	93.3%	3,789.4	93.2%
BB	197.1	4.5%	210.7	5.2%
B	29.2	0.7%	18.0	0.4%
CCC, CC, C	58.3	1.3%	37.9	0.9%
D	8.5	0.2%	12.7	0.3%
Total non-investment grade	293.1	6.7%	279.3	6.8%
Total	$4,335.0	100.0%	$4,068.7	100.0%

Off-Balance Sheet Arrangements

DBMG’s off-balance sheet arrangements at September 30, 2020 included letters of credit of $9.8 million under Credit and Security Agreements and performance bonds of $100.2 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2020. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

HC2 Holdings, Inc. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental responses on our business, financial condition and results of operations;
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

Infrastructure / DBM Global Inc.

Our actual results or other outcomes of DBM Global, Inc. and its wholly-owned subsidiaries ("DBMG"), and, thus, our Infrastructure segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Clean Energy / Beyond6, Inc.

Our actual results or other outcomes of Beyond6, and, thus, our Clean Energy segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•reductions in demand for our products as a result of the COVID-19 pandemic;
•automobile and engine manufacturers’ limited production of originally manufactured natural gas vehicles and engines for the markets in which Beyond6 participates;
•environmental regulations and programs mandating the use of cleaner burning fuels;
•competition from oil and gas companies, retail fuel providers, industrial gas companies, natural gas utilities and other organizations;
•the infrastructure for natural gas vehicle fuels;
•the safety and environmental risks of natural gas fueling operations and vehicle conversions;
•our Clean Energy segment’s ability to implement its business plan in a regulated environment;
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

Spectrum / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of HC2 Broadcasting Holdings Inc., and, thus, our Spectrum segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our ability to attract advertisers during the COVID-19 pandemic;
•our Spectrum segment’s ability to integrate our recent and pending broadcasting acquisitions;
•our Spectrum segment’s ability to operate in highly competitive markets and maintain market share;
•our Spectrum segment’s ability to effectively implement its business strategy or be successful in the operation of its business;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Infrastructure Segment

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19, such as social distancing and shelter-in-place directives, have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. During the three and nine months ended September 30, 2020, $6.4 million and $15.2 million were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. likely will cause the timing of revenue and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

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

Risks related to our Spectrum Segment

Our Spectrum segment has been, and may continue to be, impacted by the COVID-19 pandemic in numerous ways. Spectrum is dependent on advertising revenue, and numerous advertisers have reduced or suspended their purchase of television advertising time, primarily due to the cessation of local consumer business activity mandated by state governors. Many of the top industries that are heavy television advertisers have suffered from these business shut downs, including the significant industry sectors relating to travel, entertainment and theme parks, auto sales, all consumer retail, casual dining and quick serve restaurants. We may also be indirectly impacted by the slow-down in television advertising by our spectrum lease clients. These clients pay us lease fees to air their programming on our television stations, and many of them rely on advertising revenue from those television stations to pay such spectrum lease fees. Losses in our clients’ advertising revenue could expose us to consequential loss of broadcast station revenue.

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

Not applicable.

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

Exhibit Number	Description

4.1	First Supplemental Indenture dated August 19, 2020, between HC2 Holdings, Inc. ("HC2") and U.S. Bank National Association (filed herewith).

4.2
Form of Certificate of Designations of Series B Non-Voting Participating Convertible Preferred Stock of HC2 (included in Exhibit 10.1) (incorporated by reference to Exhibit 4.1 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

4.3	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 on HC2's Current Report on Form 8-K, filed on October 7, 2020) (File No. 021-35210).

10.1
Investment Agreement, dated as of September 9, 2020, by and between HC2 Holdings, Inc. and Lancer Capital, LLC (incorporated by reference to Exhibit 10.1 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.2
Form of Registration Rights Agreement by and between HC2 and Lancer Capital LLC (included in Exhibit 10.1) (incorporated by reference to Exhibit 10.2 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.3
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement dated September 25, 2020 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

HC2 Holdings, Inc.
Date:	November 9, 2020	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)