Form 10-K
period 2020-12-31
HC2 HOLDINGS, INC.
filed 2021-03-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of HC2’s common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $128,923,569, based on the closing sale price of the Common Stock on such date.

As of February 28, 2021, 76,752,805 shares of common stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

General

HC2 is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2020, our four reportable operating segments, plus our Other segment, based on management’s organization of the enterprise included Infrastructure, Life Sciences, Spectrum, Insurance and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)DBM Global Inc. ("DBMG") (Infrastructure), a family of companies providing fully integrated structural and steel construction services;
(ii)Pansend Life Sciences, LLC ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development;
(iii)HC2 Broadcasting Holdings Inc. and its subsidiaries ("HC2 Broadcasting") (Spectrum), a strategic acquirer and operator of Over-The-Air ("OTA") broadcasting stations across the United States ("U.S.") and Puerto Rico. In addition, Spectrum, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States; and
(iv)Continental Insurance Group Ltd. ("CIG") (Insurance), a platform for our run-off long-term care and life and annuity business, through its insurance company, Continental General Insurance Company ("CGI" or the "Insurance Company");
(v)Other, which represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate.

We expect to focus on operating and managing our portfolio of companies and building value in Infrastructure, Life Sciences and Spectrum in the future. We believe these segments are well positioned to take advantage of current trends in today’s economy and that there is opportunity to build value organically and inorganically in these three segments. We will consider opportunities outside of these businesses in the longer term to acquire and invest in businesses with attractive assets that we consider to be undervalued or fairly valued.

Overall Business Strategy

We evaluate strategic and business alternatives, which may include the following: operating, growing or acquiring additional assets or businesses related to our current or historical operations; or winding down or selling our existing operations (including our Insurance segment), or, in the longer-term, acquiring assets or businesses unrelated to our current or historical operations. We will generally pursue either controlling positions in durable, cash-flow generating businesses, assets that will enhance our current businesses or companies we believe exhibit substantial growth potential in Infrastructure, Life Sciences and Spectrum. We may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, while we intend to focus on Infrastructure, Life Science and Spectrum, we have broad discretion in identifying and selecting both the industry and the possible acquisition or business combination opportunity. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

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

Employees

As of December 31, 2020, we had approximately 2,803 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. is a fully integrated Industrial Construction, Structural Steel, and Facility Maintenance provider who provides 3D Building Information Modeling ("BIM"), detailing, fabrication, and erection of structural steel and heavy steel plate, heavy mechanical and facility maintenance services. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills, and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through its GrayWolf Industrial business ("GrayWolf"), DBMG also provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Georgia, Kansas, Kentucky, Oregon, South Carolina, Texas, Utah, and Washington with construction projects primarily located in the aforementioned states. In addition, through its DBM Vircon business (“DBM Vircon”), DBMG also has international operations located in Australia, Canada, India, New Zealand, the Philippines, Thailand, and the United Kingdom, providing steel detailing, rebar detailing, BIM modeling, and BIM management services.

DBMG’s results of operations are affected primarily by (i) the level of commercial, industrial and infrastructure construction as well as the need for mechanical and maintenance services in its principal markets; (ii) its ability to win project contracts; (iii) the number and complexity of project changes requested by customers or general contractors; (iv) its success in utilizing its resources at or near full capacity; and (v) its ability to complete contracts on a timely and cost-effective basis. The level of commercial, industrial and infrastructure construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

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

•Expand and Diversify Revenue Base: DBMG is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. DBMG also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing smaller projects, such as low-rise office buildings, healthcare facilities and other commercial and industrial structures, could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

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

•Ensure Project Delivery Success through Predictive Technologies: DBMG uses resources including data analytics, modeling and detailing, laser scan to BIM, and augmented and virtual reality to provide fully integrated solutions for a project’s lifecycle, from design through fabrication, construction, and mechanical and facility services. DBMG is thus able to deliver optimal value and reliable outcomes that are on schedule and on budget.

Services and Customers

DBMG consists of four business units spread across diverse markets: Schuff Steel Company ("SSC") (steel fabrication and erection), DBM Vircon ("DBM Vircon") (steel detailing, rebar detailing, bridge detailing, BIM modeling services and BIM management services), the Aitken product line ("Aitken") (manufacturing of equipment for the oil and gas industry) and GrayWolf (specialty facility maintenance, repair, and installation services, as well as management of smaller structural steel projects). For the year ended December 31, 2020 revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$436.3	64.5%
GrayWolf	192.9	28.5%
DBM Vircon	40.6	6.0%
Aitken	6.8	1.0%
Total	$676.6	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2020, DBMG's two largest customers represented approximately 18.6% of revenues. In 2019, DBMG’s two largest customers represented approximately 20.2% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 75%-88% and a sales pipeline that includes over $857 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its ten fabrication shops in the United States and 29 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, Thailand and the UK.

DBMG operates with minimal bonding requirements, with a current balance of 23% of DBMG's backlog (out of a total backlog of $394.5 million) as of December 31, 2020, and bonding is reduced as projects are billed, rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

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

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with over 1.5 million square feet under roof and a maximum annual fabrication capacity of approximately 310,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, and from 2013-2020 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally, DBMG’s use of Steel Integrated Management Systems ("SIMS") in conjunction with its BIM platform Visualizer allows for real-time reporting on a project’s progress and an information-rich model review.

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

GrayWolf provides services including steel fabrication, steel management, maintenance, repair, erection, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. GrayWolf provides the following services through its four major brands: GrayWolf Integrated Construction (formerly Titan Contracting), Inco Services, Milco National Constructors and Titan Fabricators.

•Specialty mechanical contracting services: GrayWolf offers specialty mechanical contracting services to the power, petrochemical, refining and other industrial markets. Its services including plant maintenance, specialty welding, equipment rigging, and mechanical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

•Specialty construction solutions for processing markets: Customers in the pulp and paper, metals, mining and minerals, and petrochemical markets are able to receive specialized solutions including plant maintenance, process piping, equipment, and tank and vessel fabrication and erection that are catered to the needs and specifications of the customer’s industry through the Inco Services brand;

•Turnarounds, tank construction, and piping services: GrayWolf offers services including plant maintenance, specialty welding, piping systems, and tanks and vessels construction to the power, refining, petrochemical, and water treatment markets in the Midwest, Mid-Atlantic, and West Coast;

•Custom steel fabrication and erection: GrayWolf offers engineering, design, fabrication, modularization, erection and additional services to the heavy commercial and industrial markets in the Southwest, Midwest, Gulf Coast and Southeast; and

•Structural steel management: provides turn-key steel fabrication and erection services with expertise in project management. Leveraging such strengths, GrayWolf uses its relationships with reliable subcontractors and erectors, along with state-of-the-art management systems, to deliver excellence to clients

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2020, DBMG, through SSC, purchased approximately 53% of the total value of steel and steel components purchased from two domestic steel vendors. See Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

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

DBMG competes for new project opportunities through its relationships and interaction with its active and prospective customer base which provides valuable current market information and sales opportunities. In addition, DBMG is often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners, general contractors and engineering firms in connection with new building projects such as manufacturing and industrial plants, data centers, warehouse and distribution centers, and other industrial and commercial facilities.

Upon selection of projects to bid or price, DBMG’s estimating departments review and prepare projected costs of shop, field, detail drawing preparation and crane hours, steel and other raw materials, and other costs. With respect to bid projects, a formal bid is prepared detailing the specific services and materials DBMG plans to provide, along with payment terms and project completion timelines. Upon acceptance, DBMG’s bid proposal is finalized in a definitive contract.

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

Employees

As of December 31, 2020, DBMG employed approximately 2,530 people across the globe, including the U.S., Canada, Australia, New Zealand, India, Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America and the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 28% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2020, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Pansend focuses on the development of innovative technologies and products in the healthcare industry. As of December 31, 2020, Pansend is currently invested in four companies:

R2 Technologies, Inc.

R2 Technologies, Inc. ("R2"), a company developing and commercializing breakthrough aesthetic medical and non-medical devices in the aesthetic dermatology market. Founded in 2014 by Pansend and Blossom Innovations, LLC, R2 exclusively licenses intellectual property developed at Massachusetts General Hospital and Harvard Medical School.

Skin lightening and brightening is a large and fast growing segment of aesthetic dermatology. Current lightening products and/or procedures may be ineffective, unpredictable or even harmful, and patients often must compensate for lack of efficacy by using makeup or concealers. R2 has developed breakthrough CryoAesthetic technologies that uniquely deliver in-office treatments that provide patients skin lightening, brightening, skin tone evening and reduction or elimination of hyperpigmentation. R2 uses patented CryoAesthetic technology, which is the use of controlled cooling to suppress melanin, inflammation and discomfort by precisely controlling time and temperature to deliver an effective treatment with no social downtime.

In 2019, R2 closed its Series B “Commercialization” round with its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”) and, in exchange for a staged $30 million investment, entered into an exclusive distribution agreement with Huadong for the Asia-Pacific region. As a part of this agreement, Huadong’s existing sales force will be responsible for sales and marketing in the Asia-Pacific region, and R2 will receive a share of the residual profits from such sales. As of December 31, 2020, R2 received two $10 million staged investments from Huadong based on the completion of certain pre-determined milestones at a post-money valuation of approximately $90 million. On February 3, 2021, the Company announced that R2 received its third and final $10 million staged investment at a pre-determined post-money valuation of approximately $113 million.

R2 currently has three products in various stages of commercialization and development:

1.Glacial Rx – Launching in the first quarter of 2021 in the United States after receiving U.S. Food and Drug Administration (“FDA”) clearance, the Glacial Rx system removes benign lesions of the skin (such as those caused by aging, sun damage and/or genetics), leaving the skin with a smoother and brighter appearance with little to no pain and downtime for the patient. The Glacial Rx system will be sold to dermatologists and plastic surgeons and operated by trained healthcare professionals.

2.Glacial Spa – Launching in the first half of 2021 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin. The Glacial Spa system will be sold by Huadong’s existing sales force to spas and operated by a trained aesthetician.

3.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous cooling device focused on whole-body skin lightening and brightening.

MediBeacon, Inc.

MediBeacon, Inc. ("MediBeacon") develops proprietary non-invasive real-time monitoring system for the evaluation of kidney function. Current methods to evaluate kidney function are indirect estimates that may be inaccurate and are not real-time. Chronic kidney disease is estimated to affect more than 850 million people worldwide.

MediBeacon’s Transdermal GFR Measurement System (“TGFR”), which uses an optical skin sensor combined with Lumitrace, a proprietary agent that glows in the presence of light, will be the first non-invasive system to enable real-time, direct monitoring of kidney function at point-of-care. On October 22, 2018, the FDA granted Breakthrough Device designation to the TGFR for the measurement of Glomerular Filtration Rate (“GFR”) in patients with impaired or normal kidney function. Under the Breakthrough Device program, the FDA works with companies to expedite regulatory review in order to give patients more timely access to innovative diagnostic and therapeutic technologies. MediBeacon is expected to begin its U.S. pivotal study in the second half of 2021.

In 2019, MediBeacon closed its Series B financing round with its strategic partner, Huadong, providing Huadong with exclusive rights to MediBeacon’s portfolio of assets in Greater China in exchange for a staged $30 million investment. Further, Huadong will be responsible for funding clinical trials, commercial and regulatory activities in 25 countries in the Asia-Pacific region, including Greater China. In exchange, MediBeacon will receive royalty payments on net sales of the TGFR system. As of December 31, 2020, MediBeacon has received $15 million from Huadong at a pre-money valuation of approximately $300 million. Contingent upon the regulatory approval of the TGFR system by the FDA, Huadong will make a second $15 million investment at a pre-money valuation of approximately $400 million. In 2020, Huadong amended its commercial agreement, which will provide an additional $20 million pre-payment of future China royalties over the next two years to pursue Class 1 status in China, allowing the device to immediately enter the Chinese hospital system. As of December 31, 2020, MediBeacon has received approximately $10 million to include China in MediBeacon's global pivotal study.

MediBeacon is also exploring additional clinical applications of the patented Lumitrace technology, including:

1.Gastrointestinal permeability, which has the potential to transform management of autoimmune and inflammatory diseases, including Crohn’s disease. Grants from the Bill and Melinda Gates Foundation, in collaboration with scientists at Washington University School of Medicine in St. Louis and the Mayo Clinic, have supported MediBeacon’s research in this area. During 2020, the first in-human clinical studies were conducted to establish the feasibility of fluorescent tracer agent-based systems to quantify the permeability of the gastrointestinal tract in patients with active Crohn’s disease.

2.Ocular angiography, which has the potential to diagnose and monitor vasculature leakage in the eye, a key factor in diagnosing and monitoring various diseases, including macular degeneration, diabetic retinopathy and retinal vasculitis while avoiding current potential clinical side effects such as allergic reactions, nausea and vomiting. MediBeacon was the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye, having recently received FDA approval in 2020 to begin clinical studies.

3.Surgical visualization feasibility, which has the potential to be used in open, laparoscopic and robotic surgeries to identify critical structures, tumor margins and blood flow in tissues in real-time. Clinical research in this area is still underway.

Genovel Orthopedics, Inc.

Genovel Orthopedics, Inc. ("Genovel") is a medical device company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patented technology developed at New York University School of Medicine.

Triple Ring Technologies

Triple Ring Technologies is a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Spectrum Segment (HC2 Broadcasting Holdings, Inc.)

HC2 Broadcasting Holdings Inc., ("HC2B" and together with its subsidiaries, "HC2 Broadcasting"), a majority-owned subsidiary of HC2 Holdings, Inc., is an owner and operator of broadcast TV stations throughout the U.S. and an avenue for high-end content providers to deliver their product OTA to more homes and, ultimately, mobile devices. HC2 Broadcasting’s stations are interconnected to an internet protocol network backbone, which allows HC2 Broadcasting to monitor and operate the stations remotely, resulting in significant cost efficiencies.

As of December 31, 2020, HC2 Broadcasting operated approximately 221 stations, including 6 Full-Power stations, 49 Class A stations and 166 LPTV stations. HC2 Broadcasting stations are collectively able to broadcast over 1,500 sub-channels and reach 94 markets in the U.S. and Puerto Rico, including 34 of the top 35 markets. HC2B has approximately 100 stations concentrated in the top 35 markets. HC2 Broadcasting also owns approximately 200 construction permits for broadcast stations, a portion of which are expected to be selectively built and licensed over the next 24 months, increasing HC2 Broadcasting’s footprint to approximately 130 markets.

HC2 Broadcasting includes Azteca America,. Azteca America airs Spanish language programming targeting U.S. Hispanics. The majority of the network’s programming is provided by TV Azteca, S.A.B. de C.V. ("TV Azteca"), Mexico’s second largest broadcast network, under a multi-year Programming Licensing Agreement ("PLA"). As of December 31, 2020, Azteca America was carried on approximately 85 HC2 Broadcasting stations. HC2 Broadcasting has employees in the U.S. and contracted employees in Mexico under a Broadcast Services Agreement ("BSA") with TV Azteca dedicated to the operations of Azteca America.

Operating Broadcast Stations

Below are HC2 Broadcasting’s operating stations as of December 31, 2020, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	WTXX-LD	Full-Power Station (b)
		WKOB-LD	LPTV Station
		W02CY-D	LPTV Station
Los Angeles, CA	2	KSKJ-CD	Class A Station
		KHIZ-LD	LPTV Station
Chicago, IL	3	WPVN-CD	Class A Station
		W31EZ-D	LPTV Station
Philadelphia, PA	4	WPSJ-CD	Class A Station
		WZPA-LD	LPTV Station
		WDUM-LD	LPTV Station
		W25FG-LD	LPTV Station
Dallas - Ft. Worth, TX	5	KNAV-LP	LPTV Station
		KODF-LD	LPTV Station
		KHPK-LD	LPTV Station
		K07AAD-D	LPTV Station
		KPFW-LD	LPTV Station
		KJJM-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	6	KEMO-TV	Full-Power Station
		KQRO-LD	LPTV Station
Houston, TX	8	KUGB-CD	Class A Station
		KUVM-CD	Class A Station
		KUVM-LD	LPTV Station
		KEHO-LD	LPTV Station
		KBMN-LD	LPTV Station
Boston, MA	9	WLEK-LD	LPTV Station
Atlanta, GA	10	WYGA-CD	Class A Station
		WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
		WUVM-LP	LPTV Station
Phoenix - Prescott, AZ	11	KPDF-CD	Class A Station
		K18JL-D	LPTV Station
		KTVP-LD	LPTV Station
Tampa - St Petersburg - Sarasota, FL	12	WXAX-CD	Class A Station
		WTAM-LD	LPTV Station
		W16DQ-D	LPTV Station

		W15CM-D	LPTV Station
Seattle, WA	13	KUSE-LD	LPTV Station
Detroit, MI	14	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Minneapolis - St. Paul, MN	15	K33LN-D	Class A Station
		KJNK-LD	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
		KWJM-LD	LPTV Station
		K28PQ-D	LPTV Station
Miami - Ft. Lauderdale, FL	16	W16CC-D	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	18	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Cleveland - Akron - Canton, OH	19	WUEK-LD	LPTV Station
		WQDI-LD	LPTV Station
		KONV-LD	LPTV Station
		WEKA-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KBTV-CD	Class A Station
		KFTY-LD	LPTV Station
		KFMS-LD	LPTV Station
		KAHC-LD	LPTV Station
		K04QR-D	LPTV Station
		KFKK-LD	LPTV Station
		KBIS-LD	LPTV Station
		K12XJ-D	LPTV Station
Charlotte, NC	21	W15EB-D	Class A Station
		WHEH-LD	LPTV Station
		WVEB-LD	LPTV Station
Portland, OR	22	KOXI-CD	Class A Station
St. Louis, MO	23	K25NG-D	Class A Station
		KBGU-LD	LPTV Station
		WODK-LD	LPTV Station
		KPTN-LD	LPTV Station
		W09DL-D	LPTV Station
		WLEH-LD	LPTV Station
Pittsburgh, PA	24	WWKH-CD	Class A Station
		WJMB-CD	Class A Station
		WMVH-CD	Class A Station
		WWLM-CD	Class A Station
		WKHU-CD	Class A Station
Indianapolis, IN	25	WUDZ-LD	LPTV Station
		WSDI-LD	LPTV Station
		WQDE-LD	LPTV Station
Baltimore, MD	26	WQAW-LP	LPTV Station
Raleigh - Durham - Fayetteville, NC	27	WIRP-LD	LPTV Station
		WNCB-LD	LPTV Station
Nashville, TN	28	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
San Diego, CA	29	KSKT-CD	Class A Station
Salt Lake City, UT	30	KPNZ	Full-Power Station
		KBTU-LD	LPTV Station
San Antonio, TX	31	KVDF-CD	Class A Station
		K17MJ-D	LPTV Station
		KSAA-LP	LPTV Station
		KOBS-LD	LPTV Station
		KISA-LD	LPTV Station

		KSSJ-LD	LPTV Station
Kansas City, MO	32	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Hartford - New Haven, CT	33	WRNT-LD	LPTV Station
Columbus, OH	34	WDEM-CD	Class A Station
Milwaukee, WI	35	WTSJ-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	36	WWCI-CD	Class A Station
		WDOX-LD	LPTV Station
		WXOD-LD	LPTV Station
Las Vegas, NV	39	KNBX-CD	Class A Station
		KHDF-CD	Class A Station
		K36NE-D	Class A Station
		KEGS-LD	LPTV Station
		KVPX-LD	LPTV Station
Austin, TX	40	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Jacksonville, FL	41	WODH-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WRCZ-LD	LPTV Station
		WJXE-LD	LPTV Station
Oklahoma City, OK	43	KOHC-CD	Class A Station
		KTOU-LD	LPTV Station
		KBZC-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	44	WUOA-LD	LPTV Station
Albuquerque - Santa Fe, NM	46	KWPL-LD	LPTV Station
		KQDF-LP	LPTV Station
New Orleans, LA	50	WTNO-LP	Class A Station
		WQDT-LD	LPTV Station
Buffalo, NY	52	WVTT-CD	Class A Station
		WWHC-LP	LPTV Station
Ft. Myers - Naples, FL	53	WGPS-LD	LPTV Station
Richmond - Petersburg, VA	54	WUDW-LD	LPTV Station
		WFWG-LD	LPTV Station
		WWBK-LD	LPTV Station
Fresno - Visalia, CA	55	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Mobile, AL - Pensacola, FL	57	WWBH-LP	LPTV Station
		WEDS-LD	LPTV Station
Tulsa, OK	58	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Little Rock - Pine Bluff, AR	62	KWMO-LD	LPTV Station
		KENH-LD	LPTV Station
		K23OW-D	LPTV Station
Des Moines - Ames, IA	68	KAJR-LD	LPTV Station
		KRPG-LD	LPTV Station
		KCYM-LD	LPTV Station
Omaha, NE	71	KAJS-LD	LPTV Station
		KQMK-LD	LPTV Station
Wichita - Hutchinson, KS	72	KFVT-LD	LPTV Station
Springfield, MO	73	KFKY-LD	LPTV Station
		KCNH-LD	LPTV Station
Charleston - Huntington, WV	74	WOCW-LD	LPTV Station
Rochester - Mason City - Austin, NY	76	WGCE-CD	Class A Station
Flint - Saginaw - Bay City, MI	77	W35DQ-D	LPTV Station
		WFFC-LD	LPTV Station
Huntsville - Decatur - Florence, AL	78	W34EY-D	Class A Station

Madison, WI	81	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Waco - Temple - Bryan, TX	82	KZCZ-LD	LPTV Station
		KAXW-LD	LPTV Station
Harlingen - Weslaco - Brownsville - McAllen, TX	83	KRZG-CD	Class A Station
		KAZH-LP	LPTV Station
		KNWS-LP	LPTV Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	84	W29CI-D	Class A Station
Champaign - Springfield - Decatur, IL	88	W23EW-D	LPTV Station
		WCQA-LD	LPTV Station
Savannah, GA	89	WUET-LD	LPTV Station
		WDID-LD	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	90	KWKB	Full-Power Station
		KFKZ-LD	LPTV Station
Charleston, SC	91	WBSE-LD	LPTV Station
Chattanooga, TN	92	WYHB-CD	Class A Station
Baton Rouge, LA	94	K29LR-D	LPTV Station
		K27NB-D	LPTV Station
South Bend - Elkhart, IN	98	KPDS-LD	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	101	KFLU-LD	LPTV Station
		KAJL-LD	LPTV Station
Boise, ID	102	K31FD-D	Class A Station
		KFLL-LD	LPTV Station
		KBKI-LD	LPTV Station
Augusta, GA - Aiken, SC	108	WIEF-LD	LPTV Station
Ft. Wayne, IN	110	WFWC-CD	Class A Station
		WCUH-LD	LPTV Station
		WODP-LD	LPTV Station
		W25FH-D	LPTV Station
		W30EH-D	LPTV Station
Tyler - Longview- Nacogdoches, TX	114	KCEB	Full-Power Station
		KPKN-LD	LPTV Station
		KDKJ-LD	LPTV Station
		KBJE-LD	LPTV Station
		KKPD-LD	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	118	K33EJ-D	Class A Station
Macon, GA	119	W28EU-D	LPTV Station
Montgomery - Selma, AL	122	WQAP-LD	LPTV Station
		WDSF-LD	LPTV Station
Lafayette, LA	123	K21OM-D	LPTV Station
Bakersfield, CA	125	KTLD-CD	Class A Station
		KXBF-LD	LPTV Station
Santa Barbara - San Luis Obispo, CA	126	KSBO-CD	Class A Station
		KQMM-CD	Class A Station
		KVMM-CD	Class A Station
		KDFS-CD	Class A Station
		KLDF-CD	Class A Station
		KZDF-LP	LPTV Station
Wilmington, NC	127	WQDH-LD	LPTV Station
Corpus Christi, TX	128	KYDF-LD	LPTV Station
		K21OC-D	LPTV Station
		K32OC-D	LPTV Station
		KCCX-LD	LPTV Station
Columbus, GA - Opelika - Auburn, AL	130	W29FD-D	LPTV Station
Amarillo, TX	132	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
Palm Springs, CA	141	K21DO-D	Class A Station

Lubbock, TX	142	K24GP	LPTV Station
		KNKC-LD	LPTV Station
Topeka, KS	144	K35KX-D	LPTV Station
Joplin, MO - Pittsburg, KS	153	KRLJ-LD	LPTV Station
		KPJO-LD	LPTV Station
Biloxi-Gulfport, MS	155	W33EG-D	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	174	WVDM-LD	LPTV Station
Jackson, TN	176	WYJJ-LD	LPTV Station
Bowling Green, KY	177	WKUT-LD	LPTV Station
		WCZU-LD	LPTV Station
Puerto Rico	NA	WOST	Full-Power Station
		WQQZ-CD	Class A Station
		W20EJ-D	LPTV Station
		WWKQ-LD	LPTV Station
		W27DZ-D	LPTV Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of December 31, 2020.

(b) WTXX-LD is an LPTV license broadcasting on full-power station WEDW, pursuant to a channel-sharing agreement. The station is currently broadcasting from Stamford, CT. A DTS installation is underway that will enable the station to broadcast from Manhattan, NY.

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

Revenues

Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales. In a typical broadcast station revenue agreement, the owner of a station makes available, for a fee, airtime on a station subchannel to a third party. The third party broadcasts during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract. The fees charged can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and are recognized as revenue when the subsequent usage occurs.

Network advertising revenue is generated primarily from the sale of television airtime for advertisements or paid programming. Network advertising inventory is sold in the upfront and scatter markets and is offered at market rates, based on a number of factors such as available inventory, network programming and ratings, and economic conditions. In the upfront market, advertisers buy advertising time for the upcoming season. In the scatter market, advertisers buy advertising time close to when the commercials will be run and varies quarter over quarter. In some cases, the network advertising sales are subject to impressions guarantees that require the Company to provide additional advertising time if the guaranteed audience levels are not achieved. Network advertising revenue is recognized when advertising spots are aired, and as impression guarantees, if any, are achieved. Impressions are defined as the number of times that an advertisement is viewed by users. The achievement of performance guarantees is based on audience viewership from an independent research company. If there is a guarantee to deliver a targeted audience number of impressions, revenues are recognized based on the proportion of the audience impressions delivered to the total guaranteed in the contract.

For the local inventory the Company sells national spot advertising and local advertising. National spot advertising represents time sold to advertisers that advertise in more than one DMA. Local advertising revenue is generated from local merchants and service providers. National and local advertising spots are generally sold without guaranteed ratings, and revenue is recognized when spots are aired.

Network distribution revenue consists of fees charged and payments received from cable, satellite and other multiple video program distribution (“MVPD”) systems for their retransmission of our network content. The Company’s network is aired on MVPDs pursuant to multi-year carriage agreements that provide for the level of carriage that the Company’s network will receive. Carriage of the network is generally determined by package, such as whether the network is included in the more widely distributed, general entertainment packages offered or lesser-distributed, specialized packages, such as U.S. Hispanic-targeted or Spanish language package. Network distribution revenue is determined on the contractual rate-per-subscriber negotiated in the agreements, the average number of subscribers that receive content, and the market demand for the content that the Company provides. Network distribution fees received from MVPDs are recognized as revenue in the period that services are provided.

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
•As of December 31, 2020, 203 operating stations are connected to HC2 Broadcasting's cloud-based IP backbone, can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities in markets where HC2 Broadcasting operates Full-Power and Class A stations, thus allowing HC2 Broadcasting to operate these stations remotely at greater cost efficiency;
•HC2 Broadcasting's major focus is to attract the highest quality content providers looking for nationwide distribution. With its national footprint and cloud-based infrastructure, HC2 Broadcasting also expects to realize premium pricing for content distribution;
•HC2 Broadcasting's growing revenue source is from providing national carriage to content providers. Pricing carriage contracts is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market, as well as market supply and demand; and,
•As an anchor network tenant, Azteca America is distributed on the HC2 Broadcasting platform in 60+ markets.

New Broadcast TV Technology: ATSC 3.0

In 2017, the FCC approved ATSC 3.0, next generation broadcast standards defining how television signals are broadcast and interpreted. ATSC 3.0 is an enhancement to previous broadcast standards, providing enhanced picture and audio quality, mobility, addressability, increased capacity, and IP connectivity. ATSC 3.0 will offer a platform to merge linear programming and non-TV data services alongside OTA and over-the-top ("OTT"). Among the many emerging opportunities will be hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to share data with devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 will provide new emergency capabilities including advanced alerting functions which can relay evacuation routes and device wake-up features. Many of these features will be available to mobile devices.

Employees

As of December 31, 2020, HC2 Broadcasting employed approximately 58 people across the U.S.

See Note 22. Operating Segment and Related Information for additional detail regarding our Segment's operations and financial information.

Insurance Segment (Continental Insurance Group Ltd.)

CIG currently provides long-term care, life, annuity, and other accident and health coverage to approximately 124,000 individuals through CGI. The benefits provided by CIG's insurance operations help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income discontinuation.

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
•Reinsurance arrangements;
•Third party administration arrangements; and
•Strategically diversifying into other product lines.

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

Other Accident & Health

CIG’s accident and health products, other than Long-Term Care Insurance, include accidental death, accidental death and dismemberment disability income, hospital expense, hospital indemnity, and major medical individual insurance policies. These products provide from partial reimbursement to full reimbursement of covered medical and related expenses. All products were sold prior to the introduction of the Affordable Care Act and these product lines are closed to new business. If not otherwise exempted from the requirements of the Affordable Care Act, the policies are grandfathered under the Affordable Care Act and not subject to the requirements of the Affordable Care Act. A limited number of these policies were guaranteed issued, although the majority of the policies were issued with individual underwriting.

Customers

CIG's long-term care insurance policies were marketed and sold to individuals between 1986 and 2010 for the purpose of providing defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Though CIG no longer actively markets new insurance products, it continues to service and receive net renewal premiums on its in-force Long-Term Care, Life, Annuity, and Other Accident & Health blocks for approximately 124,000 lives.

Employees and Operations

As of December 31, 2020, CIG employed 144 people, the majority of whom are employed on a salaried basis with some on an hourly basis. Besides eleven remote employees working in various states, all other employees typically work out of the home office located in Austin, Texas. However, due to the COVID-19 pandemic, most employees are working remotely with the exception of certain essential workers remaining in the home office. CIG considers its relations with its employees to be satisfactory and has never experienced a work stoppage or other labor disturbance. All operating centers maintain a cost effective and efficient operating model.

Administrative Services Agreement

On December 24, 2015, an Administrative Services Agreement (the "Administrative Services Agreement") was entered into with Great American, pursuant to which Great American Life Insurance Company ("GALIC") agreed to continue to administer the Insurance Company’s life and annuity businesses for a period of no less than five years. Effective July 1, 2019, the Insurance Company and GALIC entered into Amendment No. 1 to Administrative Services Agreement which removed the five-year duration clause effectively extending the duration of the Administrative Services Agreement.

The KIC acquisition included the assumption of numerous existing, or the establishment of new, third party administrator ("TPA") agreements to continue to provide services and perform processes critical (actuarial, claims processing, rate increase work etc.) to KIC’s ability to continue producing outputs. The majority of KIC’s insurance contracts are currently administered by these TPAs. CIG has assumed the administration for the KIC Life and Annuity blocks previously administered by one of these TPAs.

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

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse CIG for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge CIG's obligations as the primary insurer. If the assuming reinsurer in a reinsurance agreement is unable to meet its obligations, CIG remains contingently liable. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreement, reinsurance recoverable balances could become uncollectible. CIG evaluates the financial condition of reinsurers to whom CIG cedes business and monitors concentration of credit risk to minimize our exposure. CIG may also require acceptable collateral to support reinsurance recoverable balances. The collectability of CIG’s reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although CIG has controls to minimize its exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on CIG’s results of operations. CIG has various quota share reinsurance agreements in place for its long-term care business, with ceded reinsurance totaling $524 million in active life reserves and $125 million in disabled life reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross liability associated with the reinsured policy.

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

For further discussion of reserves, refer to the risks related to the Insurance Segment within "Risk Factors" contained herein in Item 1A, the discussion of the Insurance segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 2. Summary of Significant Accounting Policies and Note 13. Life, Accident and Health Reserves of the "Notes to Consolidated Financial Statements."

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

The Company filed an Investment Management Agreement Form D application with the Texas Department of Insurance ("TDOI") to appoint CIG, an affiliate, as investment manager, effective April 1, 2020. The TDOI issued a “no action” letter dated May 14, 2020 with respect to the April 1, 2020 Investment Management Agreement. The CGIC Board of Directors has approved the extension of the current IMA for a six month period and notification has been given to the TDOI on February 26, 2021. The TDOI responded on March 1, 2021 expressing no concern with the extension request.

CIG entered into a new Investment Management Agreement with Goldman Sachs Asset Management, L.P. (“GSAM”) dated December 23, 2020 to begin providing services no earlier than January 1, 2021. Approximately one-third of the portfolio will be managed by GSAM while the remaining two-thirds remains with the affiliate investment manager, CIG.

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

Risk-based capital ("RBC') standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners ("NAIC"). The domiciliary state of our insurance subsidiary has adopted a version of the NAIC RBC for Insurers Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The RBC ratio for our insurance subsidiary remains in line with our expectations and is significantly above the level that would require state regulatory action. The NAIC has also issued a proposal to implement a new and more granular RBC structure for fixed income asset capital charges. The proposed structure will expand the fixed income asset designations from six to 20 categories and will revise factor values. The new structure related to fixed income assets is not in effect as of December 31, 2020. CIG will continue to monitor the NAIC's activities on this issue.

Competition

CIG competes with financial services firms with respect to the acquisition of insurance companies and/or blocks of insurance businesses through merger, stock purchase, or reinsurance transactions or otherwise.

Environmental Regulation and Laws

Our operations and properties, including those of DBMG, are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those concerning emissions into the air, discharge into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2021 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:

Risks Related to the COVID-19 Pandemic

•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations.

Risks Related to Our Businesses

•The ability of our subsidiaries to make distributions, our principal source of revenue
•Our levels of indebtedness, financing arrangements and other obligations
•Restrictive covenants in our debt and preferred stock instruments
•Ability to meet working capital requirements
•Dependence on key personnel and ability to attract and retain skilled personnel
•Any identified material weaknesses in our internal controls
•Foreign exchange rate volatility
•Changes in United States trade policy
•Impact of competition on our business
•Impact of any potential future acquisitions and ability to manage future growth and the incurrence of substantial costs in connection with acquisitions
•Cyber-attacks and other privacy or data security incidents
•Stability and security of our information technology systems
•Ability to fully utilize net operating loss and other tax carryforwards
•Presentation of corporate opportunities by certain current and former directors and officers and the impact of related party transactions
•Our status as a non-investment company
•Impact of potential litigation
•Deterioration of global economic conditions and the impact of operating globally
•Impact of Brexit

•Compliance costs related to our acquired businesses
•Ability of our development stage companies to produce revenues or income
•Adverse tax impact of our acquisitions or dispositions
•Lack of sole control in joint venture investments
•Ability to protect our intellectual property
•Potential dilution of our current stockholders
•Status as a “smaller reporting company”
•Impact of our recently reconstituted board and change in management

Risks Related to the Infrastructure segment

•Unpredictability in timing of DBMG’s construction contracts and payments thereunder
•Impact of construction contract pricing terms, including fixed-price and cost-plus pricing
•Termination or cancellation of construction projects
•Increased concentration of construction projects in backlog
•Ability to realize revenue value reported in backlog
•Ability to meet contractual schedule or performance requirements
•Modification or termination of government contracts
•Reliability of subcontractors and third-party vendors
•Volatility in the supply and demand for steel and steel components
•Dependability of steel component suppliers
•Intense competition in construction markets
•Ability of customers to receive applicable regulatory and environmental approvals
•Impact of failure to obtain or maintain required licenses
•Impact of bonding and letter of credit capacity
•Variability in liquidity over time
•Exposure to professional liability, product liability, warranty and other claims
•Impact of environmental compliance costs
•Labor disruptions that would interfere with operations.
•Ability to maintain safe work environment

Risks related to our Spectrum segment

•Effectiveness of our operations in a highly competitive market
•Impact of FCC regulations, including with respect to broadcasting licenses, or Congressional legislation

Risks Related to the Insurance Segment

•Ability to attract and retain quality personnel
•Variability of statutory capital required to be held
•Ability of management to make good assumptions and accurate estimates
•Variability in timing and amount of policy claims
•Inability to increase premiums on in-force long-term care insurance policies
•Impact of legal restrictions and regulations
•Adverse developments for our reinsurers
•Impact of assumptions on fair value and future performance of investments from actual experience.
•Interest rate fluctuations
•Impact of financial disintermediation
•Impact of credit spreads
•Ability to successfully diversify investment portfolio
•Impact of any potential litigation or law enforcement or regulatory investigations
•Dependence on the performance of others under the Administrative Services Agreement
•Availability of growth capital
•Impact of evolving accounting rules
•Any catastrophes, pandemics and malicious and terrorist acts
•Impact of decreases in the fair value of fixed maturity securities
•Unanticipated increases in policyholder withdrawals or surrenders

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

To the extent that the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the Company’s level of indebtedness, its ability to comply with the financial covenants contained in the agreements that govern the Company’s indebtedness and volatility of the Company’s common stock price.

Risks Related to the COVID-19 Pandemic

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

The pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. During the COVID-19 pandemic and even after it has subsided, the Company may continue to experience adverse impacts to the Company’s business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our ultimate customers and potential customers to postpone or reduce spending on our products or put downward pressure on prices. In addition, the illness, incapacitation or death due to COVID-19 of any key personnel of our businesses can have a material impact on our financial condition and results of operations.

Many governments have implemented policies intended to stop or slow the further spread of COVID-19, such as shelter-in-place orders, travel bans, declarations of states of emergency, business closures, manufacturing and other commercial restrictions and closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time.

The Company’s top priority is to protect our employees and their families, and those of the Company’s customers. The Company is taking precautionary measures as directed by health authorities and the local government, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect them, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations.

Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact the Company's business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Infrastructure Segment

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19, such as social distancing and shelter-in-place directives, have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. During the year ended December 31, 2020, $19.4 million COVID-19 related expenses were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. likely will cause the timing of revenue and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

Life Sciences Segment

Our Life Sciences segment may be adversely disrupted by the effects of the COVID-19 pandemic. For example, requirements to implement COVID-19 operational measures at clinical trial sites may result in clinical studies in some locations being delayed. Such delays may slow progress towards regulatory clearances and approval of our products in the U.S. and globally. In addition, stay-in-place orders of governmental authorities have impacted the ability of our employees to continue to conduct research and development activities despite our work-from-home policies. Disruptions in our labor force and in the labor force of our suppliers may also lead to delays in our manufacturing scale up, which in turn could result in delays in our product launch plans and ultimate customer adoption of our products. In the event that we are unable to achieve anticipated regulatory clearances or commence certain clinical trials in a timely manner due to the ongoing pandemic, we could fail to achieve the final milestones under our stock purchase agreements with Hangzhou Huasheng Investment Management Co., Ltd. (“Hangzhou”) which in turn could result in Hangzhou determining not to purchase the final $15.0 million of preferred stock for MediBeacon, and our inability to continue our operations.

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

In addition, our insurance segment relies on timely collections of premiums due from our customers. Regulatory requirements applicable to our Insurance segment to extend premium grace periods (e.g., FL Memorandum OIR – 20-04M), potential delays in obtaining rate increase approvals for the long-term care liabilities, and increased demands for cash surrender values for life and annuity liabilities may negatively impact our cash flows and result of operations.

Risks Related to Our Businesses

HC2 is a holding company and its only material assets are its cash in hand, equity interests in its operating subsidiaries and its other investments. As a result, HC2’s principal source of revenue and cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to HC2.

As a holding company, HC2's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2020, we had $27.5 million in cash and cash equivalents at the corporate level at HC2.

HC2’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $340.4 million in aggregate principal amount of 11.50% Senior Secured Notes due 2021 (the "Secured Notes"), $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to HC2. HC2’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by HC2, they have no obligation to make any funds available to HC2, whether in the form of loans, dividends, distributions or otherwise. The ability of HC2’s subsidiaries to distribute cash to it are and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, each of DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to HC2. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to HC2. For additional information, See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources."

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2020, our total outstanding indebtedness was $561.5 million and the accrued value of our outstanding preferred stock was $26.5 million inclusive of shares held by our Insurance Company which are eliminated in consolidation. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

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

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to HC2 of $92.0 million in 2020 and net loss attributable to HC2 of $31.5 million in 2019, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flows from operating activities of $41.7 million in 2020 and $110.7 million in 2019.

We are dependent on Wayne Barr, Jr., our President and Chief Executive Officer, and certain other key personnel, the loss or distraction of whom may adversely affect our financial condition or results of operations.

We believe that the future success of HC2 and its operating subsidiaries depends and will depend to a significant extent upon the performance of Wayne Barr, Jr., our President and Chief Executive Officer ("CEO"), who has served as a director of HC2 since January 2014, as Lead Director during March 2020, as interim CEO from June 2020 to November 2020 and as President and CEO of HC2 since November 2020, as well as the services of other key personnel at HC2 and its operating subsidiaries, which may consist of a relatively small number of individuals that possess sales, marketing, engineering, financial, technical and other skills that are critical to the operation of our businesses. The executive management teams that lead our subsidiaries are also highly experienced and possess extensive skills in their relevant industries. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals, whether due to competition, distraction caused by personal matters or otherwise, could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder the ability of such businesses to effectively compete in the various industries in which we operate.

We and our subsidiaries may not be able to attract and/or retain additional skilled personnel.

We may not be able to attract new personnel, including management and technical and sales personnel, necessary for future growth, or replace lost personnel. In particular, the activities of some of our operating subsidiaries, such as CGI, require personnel with highly specialized skills. Competition for the best personnel in our businesses can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract and/or retain qualified personnel.

We may identify material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2020 and 2019, management concluded that our internal control over financial reporting was effective.

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

We conduct various operations outside the United States. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to DBMG, HC2 Broadcasting, and the Insurance Company,.

We may be required to expend substantial sums in order to bring the companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to attest to, and report on the internal control over financial reporting, for these companies. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the companies we acquire. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

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

Our ability to utilize our net operating loss ("NOL") and other tax carryforward amounts, such as Section 163(j) disallowed interest carryforwards, to reduce taxable income in future years may be limited for various reasons. As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), the deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in the second quarter of 2020, temporarily reverses or modifies some of the changes made by the TCJA. The CARES Act provides businesses with the ability to amend returns to carry back NOLs and permits such NOLs to fully offset taxable income. In addition, the CARES Act temporarily increases the Section 163(j) limitation.

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

Our certificate of incorporation, as amended (the "Certificate of Incorporation"), authorizes the issuance of up to 160,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2020, HC2 has 77,836,586 issued and 76,726,835 outstanding shares of its common stock, and 26,500 shares of preferred stock issued and outstanding inclusive of shares held by our Insurance Company which are eliminated in consolidation. However, the Certificate of Incorporation authorizes our board of directors (the "HC2 Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

As of December 31, 2020, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into approximately 2.6 million shares of our common stock, excluding shares owned by our Insurance Company, which are eliminated in consolidation.

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

Our newly reconstituted Board and change in executive management may not result in growth of our business or enhance stockholder value.

Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. Recent changes in our executive management team and composition of the Board, and any related speculation and uncertainty regarding our future business strategy and direction, may cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. On May 14, 2020, the Company announced a settlement agreement with MG Capital Management, Ltd. to reconstitute the Board as a result of ongoing engagement with stockholders. On June 11, 2020, the Company announced that the Board had appointed Wayne Barr, Jr. as interim Chief Executive Officer. On November 30, 2020 the Company announced that the Board appointed Mr. Barr as permanent Chief Executive Officer effective as of November 25, 2020.

Risks Related to the Infrastructure segment

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. Approximately $141.8 million, representing 35.9%, of DBMG’s backlog at December 31, 2020 was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted.

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

At December 31, 2020, DBMG's backlog was $394.5 million, consisting of $334.9 million under contracts or purchase orders and $59.6 million under letters of intent or notices to proceed. Approximately $141.8 million, representing 35.9% of DBMG’s backlog at December 31, 2020, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

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

DBMG is subject to licensure and holds licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. While we believe that DBMG is in material compliance with all contractor licensing requirements in the various jurisdictions in which it operates. The failure to obtain, loss or revocation of any license or the limitation on any of DBMG’s primary services thereunder in any jurisdiction in which it conducts substantial operations could prevent DBMG from conducting further operations in such jurisdiction and have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

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

A portion of DBMG’s employees are represented by labor unions, and 28% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Risks related to our Spectrum segment

We may not be able to successfully integrate HC2 Broadcasting's recent acquisitions into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of HC2 Broadcasting’s recent and pending acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. For example, prior to the completion of HC2 Broadcasting’s acquisition of Azteca America, we did not operate a Spanish-language broadcast network providing original content to the Hispanic audience in the United States. In addition, HC2 Broadcasting’s pending and completed acquisitions during 2020 expanded HC2 Broadcasting's network to 221 operational stations. In addition, Spectrum owns approximately 200 construction permits, allowing for further build-out of coverage across the United States. This may add complexity to effectively overseeing, integrating and operating these assets.

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

Spectrum's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. HC2 Broadcasting also faces competition from (i) local free over-the-air broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; and (vi) other emerging technologies including mobile television. Some of HC2 Broadcasting's current and potential competitors have greater financial and other resources than HC2 Broadcasting does and so may be better placed to extend audience reach and expand programming. Many of HC2 Broadcasting’s competitors possess greater access to capital, and its financial resources may be relatively limited when contrasted with those of such competitors.  If HC2 Broadcasting needs to obtain additional funding, HC2 Broadcasting may be unable to such raise capital or, if HC2 Broadcasting is able to obtain capital it may be on unfavorable terms. If HC2 Broadcasting is unable to obtain additional funding as and when needed, it could be forced to delay its development, marketing and expansion efforts and, if it continues to experience losses, potentially cease operations.

In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. The decreased cost of creating channels may also encourage new competitors to enter HC2 Broadcasting's markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, lower Spectrum's advertising revenues. Furthermore, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. We cannot provide any assurances that we will remain competitive with these developing technologies.

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

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and Low Power Television ("LPTV") broadcast stations are scheduled to expire between 2020 and 2023; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has 51 pending renewal applications at the end of 2020, and will have 75 applications due in 2021. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

License Expirations. The Communications Act prohibits any licensed television station to remain silent for more than one year. We have purchased numerous stations whose on-air deadlines occurred in 2019. Building these stations before those deadlines has been extremely challenging, especially in the post-auction relocation environment, which is creating scarcity of industry equipment and labor, which has caused us to miss such deadlines for some stations. The FCC may extend these deadlines for reasons beyond the control of a station licensee, and has granted such extensions for reasons of equipment delivery delays or installation labor shortages due to the post-auction repack. However, it remains possible that we will not obtain such extensions for some stations, in which case those licenses will expire.

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

Pursuant to the purchase agreement, the Company also agreed to pay to the Seller Parties, on an annual basis with respect to the years 2015 through 2019, the amount, if any, by which the Insurance Companies’ cash flow testing and premium deficiency reserves decrease from the amount of such reserves as of December 31, 2014, up to $13.0 million. The balance is calculated based on the annual fluctuation of the statutory cash flow testing and premium deficiency reserves following each of the Insurance Companies' filings with its domiciliary insurance regulator of its annual statutory statements for each calendar year ending December 31, 2015 through and including December 31, 2019. The Company did not set up a contingent liability at acquisition primarily due to the following factors: (i) reduced confidence that treasury rates will increase to historical averages over the near term; (ii) uncertainty around future operating expenses historically performed by the Seller Parties; and (iii) the increase in the premium deficiency reserve as reported at December 31, 2015 of approximately $8.0 million. Because the balance is cumulative over the period at issue, a decrease of approximately $8.0 million would have been required before any obligation existed to the Seller Parties under the earn-out).

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

As a result of the merger of KIC with and into CGI, the Insurance Company’s cash flow testing and premium deficiency reserve increased to $537.9 million which exceeded the December 31, 2014 amount of such reserve by $462.5 million. Because the balance is cumulative over the period at issue a decrease of approximately $462.5 million would have been required before any obligation existed to the Seller Parties under the earn-out. The obligation to the Seller Parties expired without payment with the conclusion of the December 31, 2019 financial reporting.

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

Our Insurance segment cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, our Insurance segment remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations it has assumed. Accordingly, our Insurance segment bears credit risk with respect to its reinsurers. Our Insurance segment currently cedes material reinsurance obligations to Loyal American Life Insurance Company ("Loyal") (rated A by A.M. Best), Hannover Life Reassurance Company ("Hannover") (rated A+ by A.M. Best), GALIC (rated A+ by A.M. Best), Munich American Reassurance Company ("Munich") (rated A+), and Manhattan Life Assurance Company of America ("Manhattan") (rated B+). The failure, insolvency, inability or unwillingness of a reinsurer, including Loyal, Hannover, GALIC, Munich, and Manhattan to pay under the terms of its reinsurance agreement with our Insurance segment could materially adversely affect our Insurance segment’s business, financial condition and results of operations.

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

An extended period of declining interest rates or a prolonged period of low interest rates may cause our Insurance segment to change its long-term view of the interest rates that our Insurance segment can earn on its investments. Such a change would cause our Insurance segment to change the long-term interest rate that it assumes in its calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates or compressing credit spreads.

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

In 2019, the Insurance segment generated sufficient current year income to come out of a cumulative loss position and to release the valuation allowance against its beginning of year deferred tax assets. In addition, the Insurance segment continues to be in a cumulative gain position through December 31, 2020 and has determined that it can rely upon projections of future income to support the realization of its deferred tax assets. The ultimate realizability of the deferred tax assets depends on the Insurance segment's ability to generate sufficient future taxable income and needs to be assessed at each balance sheet date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in New York, New York. We lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; Beyond6 is headquartered in Saratoga Springs, NY, and leases land for fueling stations across the U.S., HC2 Broadcasting is headquartered in New York, New York and CGI is headquartered in Austin, Texas. As of December 31, 2020, total leased space approximates 357,422 square feet, and land leased for fueling stations of 1,283,893 square feet. See Note 16. Leases for annual lease costs. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2021 and 2045. The operating leases expire at various times, with the longest commitment expiring in 2045. In addition, Beyond6 and DBMG own operational facilities and sales offices throughout the United States totaling approximately 5,625,591 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

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

Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery against HC2 and certain of DBMG’s current and former officers and directors, including current and former HC2 officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with HC2, the “HC2 Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that HC2, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to HC2. FVI challenges the following transactions: (i) DBMG’s payments to HC2 from 2016–present pursuant to a Tax Sharing Agreement between DBMG and HC2; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by HC2; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to HC2 to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) HC2’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: HC2’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint

includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants expect to file a motion to dismiss the Amended Complaint in early April. HC2 believes the allegations in the FVI Amended Complaint are without merit and the HC2-related defendants have filed a motion to dismiss the complaint, which continues to be pending. HC2 intends to vigorously defend this litigation.

OSHA Complaint

On November 4, 2020, the Company received notice that a complaint was filed on August 27, 2020 with the U.S. Department of Labor ("DOL") (OSHA Complaint Number 2-4173-20-156), by a former employee of Continental Insurance Group Ltd. alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The Company submitted a position statement to the DOL denying the material allegations in the complaint. The DOL has not issued a determination.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. Mr. Falcone rejected the Company’s most recent severance offer, and on December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. In addition, Mr. Falcone made two books and records demands of the Company, which the Company has denied, including in light of the fact that Mr. Falcone is no longer a director of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

HC2 common stock trades on the NYSE under the ticker symbol "HCHC".

Holders of Common Stock

As of December 31, 2020, HC2 had approximately 4,735 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

HC2 paid no dividends on its common stock in 2020 or 2019, and the HC2 Board of Directors has no current intention of paying any dividends on HC2 common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the HC2 Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The Secured Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to HC2’s common stock. The DBMG Facility contains similar covenants applicable to DBMG. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 15. Debt Obligations to our consolidated financial statements for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

Issuer Purchases of Equity Securities

HC2 did not repurchase any of its equity securities in the year ended December 31, 2020.

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

Our Business

We are a diversified holding company with principal operations conducted through five operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), Spectrum, Insurance ("CIG"), and Other, which includes businesses that do not meet the separately reportable segment thresholds.

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The recasting of GMSL's, ICS's, and Beyond6's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale;

•As a result of the sale of GMSL, ICS, and Beyond6, and in accordance with Accounting Standards Codification ("ASC") 280, the Company no longer includes the results of operations and balance sheets of these entities as separate segments. These entities and our investment in HMN have been reclassified to the Other segment.

•The recasting of Earnings Per Share ("EPS") in the prior period, as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income.

Our Operations

Refer to Note 1. Organization and Business to our Consolidated Financial Statements for additional information.

Seasonality and Cyclical Patterns

Our segments' operations can be highly cyclical. Our volume of business in our Infrastructure segment may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in a given period.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") pandemic resulting in action from federal, state and local governments that has significantly affected virtually all facets of the U.S. and global economies. The U.S. federal and various state governments, have implemented enhanced screenings, quarantine requirements, and travel restrictions in connection with the COVID-19 outbreak.

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

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak, the outbreak of any new strains of the coronavirus, and related travel advisories and restrictions, and its impact to the U.S. and global financial markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

We continue to monitor the evolving situation and guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our results of operations, financial condition, or cash flows in the future. However, we do expect that it could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to revised payment terms with certain of our customers.

During the year ended December 31, 2020, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may continue to experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the year ended December 31, 2020, $19.4 million of COVID-19 related expenses were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact the DBMG’s results of operations, cash flows or financial condition.

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

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Part I-Item 1A-Risk Factors."

Insurance

Our Insurance segment has been impacted by the COVID-19 pandemic, including multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, driving actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. The Company’s December 31, 2020 results reflected in earnings are primarily impacted by the Insurance segment's net unrealized losses on investments of $6.5 million, included in the Net realized and unrealized gains (loss) on investments line, primarily driven by preferred stock mark to market adjustments. The impact on other comprehensive income was $244.1 million of unrealized gain on fixed maturity securities at December 31, 2020, a significant improvement as compared to prior quarter results, which reflected $355.5 million of unrealized loss at March 31, 2020, $9.2 million of unrealized gain at June 30, 2020, and $91.2 million of unrealized gain at September 30, 2020. The unrealized gains and losses were largely attributable to market factors caused by the COVID-19 crisis. The unrealized gains and losses are considered temporary in nature, as we have the ability to hold these securities to maturity.

Acquisitions and Dispositions

Other

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

At the time of the sale, the Company recorded a $39.3 million loss, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million c noted above.

Sale of HMN

On October 30, 2019, the Company announced the sale of its stake in HMN, its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd. The sale valued HMN at $285.0 million, and GMH's 49% stake, through New Saxon, at approximately $140.0 million.

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

Sale of ICS

The sale of ICS and its subsidiary, Go2 Tel, Inc., closed on October 31, 2020. The Company recorded a $0.9 million gain on the sale. Proceeds were used for general corporate purposes.

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger ( the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021

Debt Obligations

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

In November 2020, Spectrum paid down $2.9 million of its 8.50% Note due 2021 and $3.0 million on other various notes.

In December 2020, Spectrum paid down $21.0 million and $9.6 million of its 8.5% Note due 2021 and 10.5% Note due 2021, respectively.

Non-Operating Corporate

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million secured revolving line of credit with MSD PCOF Partners IX, LLC (the "2019 Revolving Credit Agreement"). HC2 recognized $0.4 million in extinguishment loss related to the repayment of the 2019 Revolving Credit Agreement, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

In March 2020, HC2 entered into a new $15.0 million secured revolving credit agreement (the “2020 Revolving Credit Agreement”). The 2020 Revolving Credit Agreement matures in September 2021. Loans under the 2020 Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April and May 2020, HC2 drew $10.0 million and $5.0 million of the 2020 Revolving Credit Agreement, respectively. The Company used the proceeds for general corporate purposes.

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its 11.50% senior secured notes due 2021 (the "Senior Secured Notes") at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

In June 2020, with the cash proceeds from the partial sale of New Saxon's interest in HMN, HC2 redeemed $50.6 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $3.4 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

In October 2020, HC2 redeemed an additional $2.1 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $0.1 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

Pansend

In April 2020, R2 received $10.0 million in funding from Huadong Medicine Company Limited as part of Huadong's $30 million Series B equity investment in R2. These funds are being used to commercialize R2's CryoAesthetic technology which provides physicians a new way to lighten, brighten and rejuvenate skin. This investment represents the second tranche of Huadong's investment at an approximate post-money valuation of $90.0 million and reduces Pansend's ownership by 7.8% to 56.1%.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Net revenue
Infrastructure	$676.6	$713.3	$(36.7)
Spectrum	40.3	41.8	(1.5)
Insurance	300.2	331.6	(31.4)
Other	—	0.5	(0.5)
Eliminations (1)	(11.3)	(10.2)	(1.1)
Total net revenue	1,005.8	1,077.0	(71.2)

(Loss) income from operations
Infrastructure	$20.5	$45.1	$(24.6)
Life Sciences	(16.9)	(8.9)	(8.0)
Spectrum	(2.2)	(11.4)	9.2
Insurance	35.6	37.3	(1.7)
Other	(2.8)	(1.6)	(1.2)
Non-operating Corporate	(27.0)	(25.0)	(2.0)
Eliminations (1)	(11.3)	(10.2)	(1.1)
Total (loss) income from operations	(4.1)	25.3	(29.4)

Interest expense	(79.4)	(76.1)	(3.3)
Loss on early extinguishment or restructuring of debt	(9.4)	—	(9.4)
(Loss) income from equity investees	(3.4)	1.6	(5.0)
Gain on bargain purchase	—	1.1	(1.1)
Other income	68.5	6.3	62.2
Loss from continuing operations	(27.8)	(41.8)	14.0
Income tax benefit (expense)	(10.5)	19.6	(30.1)
Loss from continuing operations	(38.3)	(22.2)	(16.1)
Loss from discontinued operations (including loss on disposal of $44.2 million)	(63.8)	(13.9)	(49.9)
Net loss	(102.1)	(36.1)	(66.0)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	10.1	4.6	5.5
Net loss attributable to HC2 Holdings, Inc.	(92.0)	(31.5)	(60.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	3.6	—	3.6
Net loss attributable to common stock and participating preferred stockholders	$(95.6)	$(31.5)	$(64.1)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2020 and 2019, which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net revenue: Net revenue for the year ended December 31, 2020 decreased $71.2 million to $1,005.8 million from $1,077.0 million for the year ended December 31, 2019. The decrease in revenue was driven by our Infrastructure segment, primarily driven by lower revenues from our structural steel fabrication and erection business, and our Insurance segment, net of eliminations, largely driven by lower net investment income and unfavorable market movements in values for common and preferred stock holdings and fixed maturity impairments.

(Loss) income from operations: (Loss) income from operations for the year ended December 31, 2020 decreased $29.4 million to a loss of $4.1 million from income of $25.3 million for the year ended December 31, 2019. The decrease is attributable to our Infrastructure segment due to lower revenues from our structural steel fabrication and erection business and our Life Sciences segment driven by R2, which increased spending in the current period to support commercialization efforts and further develop its product platform. This was partially offset by a decrease in loss at our Spectrum segment related to cost reductions at Network and gains recognized on the sale of broadcast stations in the current period.

Interest expense: Interest expense for the year ended December 31, 2020 increased $3.3 million to $79.4 million from $76.1 million for the year ended December 31, 2019. The increase was attributable to an increase in the aggregate principal amount of debt at our Spectrum segment.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the year ended December 31, 2020 was $9.4 million. This was driven by the write-off of deferred financing costs and original issuance discount related to the $15.0 million pay down of the 2019 Revolving Credit Agreement and the $129.5 million of redemptions of the Senior Secured Notes during 2020.

(Loss) income from equity investees: (Loss) income from equity investees for the year ended December 31, 2020 decreased $5.0 million to a loss of $3.4 million from income of $1.6 million for the year ended December 31, 2019. The decrease was driven by a decrease in income for the HMN investment, driven by the timing of turnkey project work and the reduction of ownership from 49% to 19% during 2020, and an increase in losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Gain on bargain purchase: Gain on bargain purchase for the year ended December 31, 2020 decreased $1.1 million to zero from $1.1 million for the year ended December 31, 2019. The change relates to a gain recognized in 2019 due to a purchase price allocation adjustment related to the Insurance segment's acquisition of KIC in 2018.

Other income: Other income for the year ended December 31, 2020 increased $62.2 million to $68.5 million from $6.3 million for the year ended December 31, 2019. The increase was primarily driven by the gain recognized on the partial HMN Sale, which closed during the second quarter of 2020.

Income tax benefit (expense): Income tax benefit (expense) was an expense of $10.5 million and a benefit of $19.6 million for the year ended December 31, 2020 and 2019, respectively. The income tax expense recorded for the year ended December 31, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and the tax expense as calculated under ASC 740 for taxpaying entities, offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act in the first quarter of 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

The income tax benefit recorded for the year ended December 31, 2019 was $19.6 million. The benefit was primarily driven by a net valuation allowance release of $37.4 million related to the Insurance segment partially offset by an impairment of goodwill which is not deductible for tax purposes.

Preferred dividends, deemed dividends, and repurchase gains: Preferred dividends, and deemed dividends, and repurchase gains for the year ended December 31, 2020 was $3.6 million compared to zero for the year ended December 31, 2019.  The decrease was largely driven by the issuance of Series B Non-Voting participating Convertible Preferred Shares (the "Series B Preferred Stock") in September and November 2020, which were issued with a $2.0 million Beneficial Conversion feature. In addition, in the prior year, the Insurance segment purchased 10,000 shares of the Company's Series A-2 Preferred Stock at a $1.7 million discount.

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

Infrastructure Segment

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Net revenue	$676.6	$713.3	$(36.7)

Cost of revenue	566.2	572.3	(6.1)
Selling, general and administrative	79.1	79.8	(0.7)
Depreciation and amortization	10.7	15.5	(4.8)
Other operating (income) expense	0.1	0.6	(0.5)
Income from operations	$20.5	$45.1	$(24.6)

Net revenue: Net revenue from our Infrastructure segment for the year ended December 31, 2020 decreased $36.7 million to $676.6 million from $713.3 million for the year ended December 31, 2019. The decrease was primarily driven by lower revenues from our structural steel fabrication and erection business, which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion, as well as a decrease in power and industrial maintenance and repair work performed.

Cost of revenue: Cost of revenue from our Infrastructure segment for the year ended December 31, 2020 decreased $6.1 million to $566.2 million from $572.3 million for the year ended December 31, 2019. The decrease was primarily driven by the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period. The decrease was partially offset by higher costs incurred in response to the COVID-19 pandemic.

Selling, general and administrative: Selling, general and administrative expenses from our Infrastructure segment for the year ended December 31, 2020 decreased $0.7 million to $79.1 million from $79.8 million for the year ended December 31, 2019. The decrease was primarily driven by lower travel expenses and acquisition related costs in the current period, partially offset by higher costs incurred due to an increase in salaries and wages

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the year ended December 31, 2020 decreased $4.8 million to $10.7 million from $15.5 million for the year ended December 31, 2019. The decrease was primarily related to the full depreciation and amortization of assets that took place subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Infrastructure segment for the year ended December 31, 2020 decreased by $0.5 million to a loss of $0.1 million from income of $0.6 million for the year ended December 31, 2019. The change was primarily due to the gains and losses on the sale of land and assets in the comparable periods.

Life Sciences Segment

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Selling, general and administrative	$16.7	$8.6	$8.1
Depreciation and amortization	0.1	0.3	(0.2)
Other operating expense	0.1	—	0.1
Loss from operations	$(16.9)	$(8.9)	$(8.0)

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2020 increased $8.1 million to $16.7 million from $8.6 million for the year ended December 31, 2019. The increase was driven by higher expenses at R2, which increased spending from the comparable period to ramp up operations to support commercialization efforts and further develop its product platform.

Spectrum

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Net revenue	$40.3	$41.8	$(1.5)

Cost of revenue	22.3	23.5	(1.2)
Selling, general and administrative	20.1	26.4	(6.3)
Depreciation and amortization	6.8	6.3	0.5
Other operating (income) expense	(6.7)	(3.0)	(3.7)
Loss from operations	$(2.2)	$(11.4)	$9.2

Net revenue: Net revenue from our Spectrum segment for the year ended December 31, 2020 decreased $1.5 million to $40.3 million from $41.8 million for the year ended December 31, 2019. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic, partially offset by higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform.

Cost of revenue: Cost of revenue from our Spectrum segment for the year ended December 31, 2020 decreased $1.2 million to $22.3 million from $23.5 million for the year ended December 31, 2019. The decrease was primarily driven by cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations.

Selling, general and administrative: Selling, general and administrative expenses from our Spectrum segment for the year ended December 31, 2020 decreased $6.3 million to $20.1 million from $26.4 million for the year ended December 31, 2019. The decrease was primarily due to lower compensation, overhead, and acquisition-related expenses.

Depreciation and amortization: Depreciation and amortization from our Spectrum segment for the year ended December 31, 2020 increased $0.5 million to $6.8 million from $6.3 million for the year ended December 31, 2019. The increase was driven by additional amortization of fixed assets at new stations which were acquired or built subsequent to the comparable period.

Other operating (income) expense: Other operating (income) expense from our Spectrum segment for the year ended December 31, 2020 increased $3.7 million to income of $6.7 million from income of $3.0 million for the year ended December 31, 2019. The increase was primarily due to gains recognized on the sale of stations in the current period, partially offset by the impairment of licenses in the current period and a decrease in gains from FCC reimbursements.

Insurance Segment

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Life, accident and health earned premiums, net	$115.1	$116.8	$(1.7)
Net investment income	198.8	212.9	(14.1)
Net realized and unrealized gains on investments	(13.7)	1.9	(15.6)
Net revenue	300.2	331.6	(31.4)

Policy benefits, changes in reserves, and commissions	250.0	234.4	15.6
Selling, general and administrative	35.5	35.7	(0.2)
Depreciation and amortization	(20.9)	(23.1)	2.2
Other operating expense	—	47.3	(47.3)
Income from operations (1)	$35.6	$37.3	$(1.7)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2020 and 2019. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Life, accident and health earned premiums, net: Life, accident and health earned premiums, net from our Insurance segment for the year ended December 31, 2020 decreased $1.7 million to $115.1 million from $116.8 million for the year ended December 31, 2019. The decrease was primarily related to natural run-off of the closed blocks of business.

Net investment income: Net investment income from our Insurance segment for the year ended December 31, 2020 decreased $14.1 million to $198.8 million from $212.9 million for the year ended December 31, 2019. The decrease was primarily due to decreased holdings in equity, mortgage and short-term investments to pivot investment strategy to a more conservative methodology, including decreased yield on equity method investments, partially offset by an increase in investment income from higher average invested assets as a result of the reinvestment of premiums and investment income received.

Net realized and unrealized gains on investments: Net realized and unrealized gains on investments from our Insurance segment for the year ended December 31, 2020 decreased $15.6 million to $13.7 million from $1.9 million for the year ended December 31, 2019. The decrease was driven by unrealized losses due to unfavorable market movements in preferred investments, and realized losses on the sale of bond and equity investments.

Policy benefits, changes in reserves, and commissions: Policy benefits, changes in reserves, and commissions from our Insurance segment for the year ended December 31, 2020 increased $15.6 million to $250.0 million from $234.4 million for the year ended December 31, 2019.The increase was due to unfavorable reserves development in the active life reserve for the LTC policies acquired in 2018 and expected increase in claims activity in the current period.

Depreciation and amortization: Depreciation and amortization from our Insurance segment for the year ended December 31, 2020 decreased $2.2 million to $20.9 million from $23.1 million for the year ended December 31, 2019. The decrease was driven by a reduction in negative VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

Other operating expense: Other operating expense from our Insurance segment for the year ended December 31, 2020 was zero compared to $47.3 million for the year ended December 31, 2019. The decrease was due to goodwill impairment in the comparable period not recognized in the current period.

Non-operating Corporate

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Selling, general and administrative	$26.9	$24.9	$2.0
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(27.0)	$(25.0)	$(2.0)

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2020 increased $2.0 million to $26.9 million from $24.9 million for the year ended December 31, 2019. The increase was driven by costs incurred associated with the proxy contest, acquisition and disposition costs, and increased legal activity. This was partially offset by a decrease in bonus, stock compensation expense, rent expense and various consulting expenses in the current period.

(Loss) income from Equity Investees

	Years Ended December 31,
	2020	2019	Increase / (Decrease)
Life Sciences	$(6.0)	$(3.4)	$(2.6)
Other	2.6	5.0	(2.4)
(Loss) income from equity investees	$(3.4)	$1.6	$(5.0)

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2020 increased $2.6 million to $6.0 million from $3.4 million for the year ended December 31, 2019. The increase in loss was largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Income from equity investees within our Other segment for the year ended December 31, 2020 decreased $2.4 million to $2.6 million from $5.0 million for the year ended December 31, 2019. The decrease was driven by the equity investment in HMN, as the joint venture produced lower profits than in the comparable period, which is generally attributable to timing of turnkey project work, and a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for depreciation and amortization; amortization of equity method fair value adjustments at acquisition; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, and FCC reimbursements; asset impairment expense, interest expense; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; gain (loss) on sale of subsidiaries; other (income) expense, net; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; discontinued operations; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Year ended December 31, 2020
	Infrastructure	Life Sciences	Spectrum	Other and Elimination	Non-operating Corporate	HC2
Net loss attributable to HC2 Holdings, Inc.						$(92.0)
Less: Net Income attributable to HC2 Holdings Insurance segment						40.2
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment						(6.0)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance segment	$6.8	$(14.4)	$(17.5)	$(1.5)	$(99.6)	$(126.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	10.7	0.1	6.8	—	0.1	17.7
Depreciation and amortization (included in cost of revenue)	9.1	—	—	—	—	9.1
Other operating (income) expenses	0.1	0.1	(6.7)	—	—	(6.5)
Interest expense	8.5	—	14.7	—	56.2	79.4
Other (income) expense, net	0.5	(2.3)	5.7	(72.2)	3.0	(65.3)
Loss on early extinguishment of debt	—	—	—	—	9.4	9.4
Income tax expense	4.2	—	0.3	11.0	0.2	15.7
Noncontrolling interest	0.6	(6.2)	(5.3)	0.8	—	(10.1)
Discontinued operations	—	—	—	61.7	3.9	65.6
Bonus to be settled in equity	—	—	—	—	(0.5)	(0.5)
Share-based payment expense	—	0.2	0.3	—	2.4	2.9
Non-recurring items	2.7	—	—	—	5.4	8.1
COVID-19 Costs	19.4	—	—	—	—	19.4
Acquisition and disposition costs	0.6	—	0.5	1.8	3.9	6.8
Adjusted EBITDA	$63.2	$(22.5)	$(1.2)	$1.6	$(15.6)	$25.5

(in millions)	Year ended December 31, 2019
	Infrastructure	Life Sciences	Spectrum	Other and Elimination	Non-operating Corporate	HC2
Net loss attributable to HC2 Holdings, Inc.						$(31.5)
Less: Net Income attributable to HC2 Holdings Insurance segment						59.4
Less: Consolidating eliminations attributable to HC2 Holdings Insurance segment						(8.7)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding Insurance Segment	$24.7	$(0.2)	$(18.5)	$(0.6)	$(87.6)	$(82.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	15.5	0.3	6.3	—	0.1	22.2
Depreciation and amortization (included in cost of revenue)	9.1	—	—	—	—	9.1
Other operating (income) expenses	0.5	—	(2.9)	0.1	—	(2.3)
Interest expense	9.3	—	9.6	—	57.5	76.4
Other (income) expense, net	(1.6)	(8.6)	2.7	—	2.2	(5.3)
Income tax (benefit) expense	10.9	—	(1.5)	—	(8.1)	1.3
Noncontrolling interest	2.0	(3.4)	(3.8)	0.6	—	(4.6)
Share-based payment expense	—	0.1	0.6	—	5.5	6.2
Discontinued Operations	—	—	—	3.5	11.0	14.5
Acquisition and disposition costs	5.3	—	1.2	0.1	1.5	8.1
Adjusted EBITDA	$75.7	$(11.8)	$(6.3)	$3.7	$(17.9)	$43.4
Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2020 decreased $17.9 million to $6.8 million from $24.7 million for the year ended December 31, 2019. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2020 decreased $12.5 million to $63.2 million from $75.7 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period, as well as a decline in power and industrial repair and maintenance work performed.

Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2020 decreased $14.2 million to $14.4 million from $0.2 million for the year ended December 31, 2019. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2020 increased $10.7 million to $22.5 million from $11.8 million for the year ended December 31, 2019. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which increased spending from the comparable period to support commercialization efforts and further develop its product platform. and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2020 decreased $1.0 million to $17.5 million from $18.5 million for the year ended December 31, 2019. Adjusted EBITDA loss from our Spectrum segment for the year ended December 31, 2020 decreased $5.1 million to $1.2 million from $6.3 million for the year ended December 31, 2019. The overall decrease in Adjusted EBITDA loss was primarily driven by a decrease in compensation and overhead, expenses, as well as higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform. This was partially offset by a decrease in advertising revenues at the Azteca network driven by the negative impact of the COVID-19 pandemic.

Other and Elimination: Net income (loss) from our Other segment for the year ended December 31, 2020 decreased $0.9 million to income of $1.5 million from a loss of $0.6 million for the year ended December 31, 2019. Adjusted EBITDA from our Other segment for the year ended December 31, 2020 decreased $2.1 million to $1.6 million from $3.7 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA for Other and Eliminations was driven by lower profits for the HMN investment, which is generally attributable to the timing of turnkey project work and the reduction of ownership from 49% to 19% as a result of the partial sale of HMN in the second quarter of 2020.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the year ended December 31, 2020 increased $12.0 million to $99.6 million from $87.6 million for the year ended December 31, 2019. Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2020 decreased $2.3 million to $15.6 million from $17.9 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA loss was driven by a decrease in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, partially offset by an increase in recurring legal fees resulting from an increase in activity.

(in millions):	Year ended December 31,
	2020	2019	Increase / (Decrease)
Infrastructure	$63.2	$75.7	$(12.5)
Life Sciences	(22.5)	(11.8)	(10.7)
Spectrum	(1.2)	(6.3)	5.1
Other and Eliminations	1.6	3.7	(2.1)
Non-Operating Corporate	(15.6)	(17.9)	2.3
Adjusted EBITDA	$25.5	$43.4	$(17.9)

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

The table below shows the adjustments made to the reported Net income (loss) of the Insurance segment to calculate Insurance AOI and Pre-tax Insurance AOI (in millions). Refer to the analysis of the fluctuations within the results of operations section:

	Year ended December 31,
	2020	2019	Increase / (Decrease)
Net income - Insurance segment	$40.2	$59.4	$(19.2)
Effect of investment (gains) (1)	13.6	(1.9)	15.5
Asset impairment expense	—	47.3	(47.3)
Gain on bargain purchase	—	(1.1)	1.1
Acquisition costs	0.1	2.1	(2.0)
Insurance AOI	53.9	105.8	(51.9)
Income tax expense (benefit)	(4.3)	(20.1)	15.8
Pre-tax Insurance AOI	$49.6	$85.7	$(36.1)
(1) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2020 and 2019. Such adjustments are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

Net income for the year ended December 31, 2020 decreased $19.2 million to $40.2 million from $59.4 million for the year ended December 31, 2019. Pre-tax Insurance AOI for the year ended December 31, 2020 decreased $36.1 million to $49.6 million from $85.7 million for year ended December 31, 2019. The decrease was primarily driven by non-recurring favorable claims activity recognized in the comparable period and additional unfavorable claims activity and reserve developments in the current year. Additionally, the Insurance segment had a reduction in net investment income due to lower bond yields and unfavorable market movements in values for preferred stock holdings and fixed maturity impairments and unfavorable VOBA amortization largely due to lower policy terminations for the LTC policies acquired in 2018.

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

Infrastructure Segment

At December 31, 2020, DBMG's backlog was $394.5 million, consisting of $334.9 million under contracts or purchase orders and $59.6 million under letters of intent or notices to proceed. Approximately $141.8 million, representing 35.9% of DBMG’s backlog at December 31, 2020, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

DBMG's backlog at December 31, 2019 was $497.7 million, consisting of $329.7 million under contracts or purchase orders and $168.0 million under letters of intent or notices to proceeds.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

HC2 is a holding company and its liquidity needs are primarily for interest payments on its Senior Secured Notes, Convertible Notes, and its Revolving Credit Agreement (each as defined below), dividend payments on its Preferred Stock and recurring operational expenses.

As of December 31, 2020, the Company had $232.3 million of cash and cash equivalents compared to $193.7 million as of December 31, 2019. On a stand-alone basis, as of December 31, 2020, HC2 had cash and cash equivalents of $27.5 million compared to $11.6 million at December 31, 2019. At December 31, 2020, cash and cash equivalents in our Insurance segment was $188.5 million compared to $170.5 million at December 31, 2019.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, liabilities associated with insurance products, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2020, the Company had $576.6 million of indebtedness on a consolidated basis compared to $754.1 million as of December 31, 2019. On a stand-alone basis, as of December 31, 2020 and December 31, 2019, HC2 had indebtedness of $410.4 million and $540.0 million, respectively.

HC2's stand-alone debt consists of the $340.4 million aggregate principal amount of 11.50% senior secured notes due 2021 (the "Senior Secured Notes"), the $55.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the "Convertible Notes"), and the $15.0 million secured revolving credit agreement ("2020 Revolving Credit Agreement"), fully drawn. HC2 is required to make semi-annual interest payments on its Senior Secured Notes and Convertible Notes, and quarterly interest payments on its 2020 Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $5.2 million in net management fees during the year ended December 31, 2020, related to fees earned in the fourth quarter of 2019 and the first three quarters of 2020.

HC2 received $18.0 million in dividends from its Infrastructure segment during the year ended December 31, 2020.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, distributions from our subsidiaries, and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance or renegotiate terms of our indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

We have seen significant costs increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on its projects. During the year ended December 31, 2020, $19.4 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity for the year ended December 31, 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Additionally, in response to the COVID-19 pandemic, our corporate staff is predominantly working remotely and many of our key vendors, and consultants have similarly begun to work remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions.

Capital Expenditures

Capital expenditures for the years ended December 31, 2020 and 2019 are set forth in the table below (in millions):

	Years Ended December 31,
	2020	2019
Infrastructure	$5.7	$9.8
Life Sciences	0.1	0.1
Spectrum	11.8	14.2
Insurance	0.2	0.6
Total	$17.8	$24.7

Indebtedness

Senior Secured Notes Terms and Conditions

Maturity. The Secured Notes mature on December 1, 2021.

Interest. The Secured Notes accrue interest at a rate of 11.50% per year. Interest on the Secured Notes is paid semi-annually on December 1 and June 1 of each year.

Issue Price. The issue price of the Secured Notes was 98.75% of par.

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

Issue Price. The issue price of the Convertible Notes was 100% of par.

Ranking. The notes are the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s Secured Notes, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

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

2020 Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC (“MSD”)

Ranking. Obligations under the 2020 Revolving Credit Agreement constitute a First-Out Debt, as defined in the Senior Indenture, and are secured on a pari passu basis with the Secured Notes.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

Infrastructure

The Wells Fargo Facility and the TCW Loan associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance. As of December 31, 2020, DBMG was in compliance with all of the financial covenants to its debt agreements.

See Note 15. Debt Obligations to the Consolidated Financial Statements for additional details regarding the Company's indebtedness.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2020, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2020, the Company was in compliance with this covenant.

The maintenance of secured net leverage ratio provides that the Company’s Secured Net Leverage Ratio (as defined in the Secured Indenture) as of any date of determination calculated on a pro forma basis after accounting for the net proceeds from any Asset Sale which the Company has determined to apply to the repayment of any Debt to exceed 7.75 to 1.00. As of December 31, 2020, the Company was in compliance with this covenant.

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

On February 1, 2021, HC2 closed on $330.0 million of 8.500% senior secured notes due 2026 at an issue price of 100%. The Notes will be senior secured obligations of the Company and will be guaranteed by certain of the Company's domestic subsidiaries. The proceeds from the issuance of the Notes were used, together with the net cash proceeds of the Company’s previously announced sale of its majority-owned subsidiary Beyond6, Inc., to redeem in full HC2’s existing 11.50% senior secured notes, repay the outstanding indebtedness under its revolving credit agreement, pay related fees and expenses, and for general corporate purposes.

The Company conducted its operations in a manner that resulted in compliance with the prior Secured Indenture; however, compliance with certain financial covenants for future periods may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Years Ended December 31,		Increase / (Decrease)
	2020	2019
Operating activities from Continuing Operations	$52.4	$53.2	$(0.8)
Investing activities from Continuing Operations	185.7	(209.2)	394.9
Financing activities from Continuing Operations	(196.4)	33.7	(230.1)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.7	—
Cash flows from discontinued operations	(42.3)	31.8	(74.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$0.1	$(89.8)	$89.9
Less: Net (decrease) increase in cash and cash equivalents classified within current assets held for sale	(38.6)	20.9	(59.5)
Net change in cash, cash equivalents and restricted cash	$38.7	$(110.7)	$149.4

Operating Activities

Cash provided by operating activities was $52.4 million for the year ended December 31, 2020 as compared to cash provided by operating activities of $53.2 million for the year ended December 31, 2019. The $0.8 million change was the result of the working capital improvements in our Infrastructure segment offset by declines in working capital at our Life Sciences segment. Our Infrastructure segment benefited from increased billings in excess of costs on new projects. Our Life Sciences segment incurred additional costs as it ramped up efforts to achieve commercialization of its products.

Investing Activities

Cash provided by investing activities was $185.7 million for the year ended December 31, 2020 as compared to cash used in investing activities of $209.2 million for the year ended December 31, 2019. The $394.9 million change was from the proceeds from sales of subsidiaries, largely GMSL and HMN during the current year, and a decline in net investment activity at our Insurance Segment.

Financing Activities

Cash used in financing activities was $196.4 million for the year ended December 31, 2020 as compared cash provided by financing activities of $33.7 million for the year ended December 31, 2019. The $230.1 million change was largely a result of the principal payments on debt obligations at our Corporate segment and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL and HMN. Further adding to the decline were payments on borrowings at our Infrastructure and Spectrum segments when compared to the prior period. This was partially offset by proceeds received from HC2's 2020 rights offering and issuance of Series B Preferred Stock.

Discontinued Operations

Cash used in discontinued operations was $42.3 million for the year ended December 31, 2020 as compared to cash provided by discontinued operations of $31.8 million for the year ended December 31, 2019. The $74.1 million decrease was largely due to the timing of sales of subsidiaries during the year, cash balances at the subsidiaries which was included as part of these sales, and lower working capital at ICS compared to the prior year.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2020 debt balance, DBMG anticipates that its interest payments will be approximately $1.6 million each quarter of 2021.

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

Market environment

As of December 31, 2020, CIG was in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. CIG does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. CIG projects its reserves to be sufficient and believes its current capital base is adequate to support its business.

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

Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength in the form of its subsidiary Risk-Based Capital ("RBC") ratio. CIG monitors its insurance subsidiary's compliance with the RBC requirements specified by the National Association of Insurance Commissioners. As of December 31, 2020, CIG’s insurance subsidiary exceeded the minimum RBC requirements.

Insurance Companies Capital Contributions

The Company has an agreement with the TDOI that, for two years from August 9, 2018, CIG will contribute to Continental General Insurance Company (“CGI” or the “Insurance Company”) cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 450% of CGI’s authorized control level risk-based capital and for three years from August 9, 2020, CIG will contribute to CGI cash or marketable securities acceptable to the TDOI to the extent required for CGI’s total adjusted capital to be not less than 400% of CGI’s authorized control level risk-based capital (each as defined under Texas law and reported in CGI’s statutory statements filed with the TDOI).

Additionally, CGI entered into a capital maintenance agreement with Great American. Under the agreement, if the applicable acquired company’s total adjusted capital reported in its annual statutory financial statements is less than 400% of its authorized control level risk-based capital, Great American agreed to pay cash or assets to the applicable acquired company as required to eliminate such shortfall (after giving effect to any capital contributions made by the Company or its affiliates since the date of the relevant annual statutory financial statement). Great American’s obligation to make such payments is capped at $35.0 million under the capital maintenance agreement. The capital maintenance agreements remained in effect from January 1, 2016 to January 1, 2021 or until payments by Great American under the applicable agreement equal the applicable cap. Pursuant to the purchase agreement, the Company is required to indemnify Great American for the amount of any payments made by Great American under the capital maintenance agreements. As of the date of this filing, the agreement has expired.

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

Investments

At December 31, 2020 and December 31, 2019, CIG’s investment portfolio is comprised of the following (in millions):

	December 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
U.S. Government and government agencies	$8.4	0.2%	$7.7	0.2%
States, municipalities and political subdivisions	441.9	9.4%	440.1	9.9%
Residential mortgage-backed securities	52.9	1.1%	66.9	1.5%
Commercial mortgage-backed securities	97.4	2.0%	109.4	2.5%
Asset-backed securities	403.1	8.6%	577.8	13.1%
Corporate and other (*)	3,494.1	74.1%	2,866.8	64.8%
Common stocks (*)	22.0	0.5%	25.6	0.6%
Perpetual preferred stocks	108.8	2.3%	118.9	2.7%
Mortgage loans	57.2	1.2%	183.5	4.1%
Policy loans	17.8	0.4%	19.1	0.4%
Other invested assets	7.7	0.2%	7.2	0.2%
Total	$4,711.3	100.0%	$4,423.0	100.0%
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

The following table summarizes the credit quality, by NRSRO rating, of CIG's fixed income portfolio (in millions):

	December 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
AAA, AA, A	$2,007.9	44.6%	$1,954.9	48.1%
BBB	2,185.2	48.6%	1,834.5	45.1%
Total investment grade	4,193.1	93.2%	3,789.4	93.2%
BB	187.9	4.2%	210.7	5.2%
B	49.3	1.1%	18.0	0.4%
CCC, CC, C	59.5	1.3%	37.9	0.9%
D	8.0	0.2%	12.7	0.3%
Total non-investment grade	304.7	6.8%	279.3	6.8%
Total	$4,497.8	100.0%	$4,068.7	100.0%

Discontinued Operations

We have reclassified several entities as discontinued operations for the years ended December 31, 2020 and 2019. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

•The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain of $2.4 million as a result of bonding releases related to projects which existed prior to sale.

•The sale of ICS and its subsidiary, Go2 Tel, Inc., closed on October 31, 2020. The Company recorded a $0.9 million gain on the sale and recognized $8.2 million of Accumulated other comprehensive loss related to the foreign currency translation of PTGi International Carrier Services Ltd., which was essentially liquidated in conjunction with the sale. The proceeds were used for general corporate purposes.

•On December 31, 2020, the Company signed the Merger Agreement to sell Beyond6. The sale closed on January 15, 2021.

Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operations, Investing and Financing activities sections for each year presented.

In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

Off-Balance Sheet Arrangements

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received a favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners ("HCP"), formerly a related party, as disclosed in Note. 21. Related Parties. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at December 31, 2020 included letters of credit of $9.8 million under Credit and Security Agreements and performance bonds of $88.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. See Note 7. Fair Value of Financial Instruments for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates.

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the book basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations.

See Note 17. Income Taxes, to the "Notes to Consolidated Financial Statements" for further information.

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

See also Note 12. Goodwill and Intangibles, net, net, to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

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
•the impact of covenants in the Indenture governing HC2’s new notes, the Certificates of Designation governing HC2’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 15. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses that we may make in the future and the effect of any such dispositions or sales on our results of operations;
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

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•risks associated with our equity method investment that operates in China (i.e., Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary)

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes, except as required by applicable law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2021 annual meeting of stockholders ("2021 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2021 Proxy Statement and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Conduct applicable to all directors, officers and employees, including the Chief Executive Officer, senior financial officers and other persons performing similar functions. The Code of Conduct is a statement of business practices and principles of behavior that support our commitment to conducting business in accordance with the highest standards of business conduct and ethics. Our Code of Conduct covers, among other things, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code of Conduct. A copy of the Code of Conduct is available under the "Investor Relations-Corporate Governance" section of our website at www.hc2.com. Any amendment of the Code of Conduct or any waiver of its provisions for a director or executive officer must be approved by the Board or a duly authorized committee thereof. We intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding this item will be set forth in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2021 Proxy Statement and is incorporated herein by reference.

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

2.3
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

2.7
Share Purchase Agreement dated January 30, 2020, by and among New Saxon 2019 Limited, Trafalgar AcquisitionCo., Ltd. and Global Marine Holdings, Limited (solely for purposes of Section 2.04(a), Section 6.01, Section 6.02, Section 6.03, Section 6.07 and Article X) (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on January 30, 2020) (File No. 001-35210).

2.8
Agreement and Plan of Merger, dated as of December 30, 2020, by and among Beyond6, Inc., Greenfill Inc., Greenfill Merger, Inc., and HC2 Holdings, Inc., solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 on HC2's Current Report on Form 8-K, filed December 31, 2020).

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

3.6
Certificate of Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of HC2 Holdings, Inc. (incorporated by reference to Exhibit 3.1 on HC2's Current Report on Form 10-K, filed on November 23, 2020 (File No. 001-35210).

Exhibit Number	Description

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

4.7
Warrant Agreement, dated as of December 24, 2015, between HC2 and Great American Financial Resources, Inc. (incorporated by reference to Exhibit 4.1 to HC2’s Current Report on Form 8-K, filed on December 28, 2015) (File No. 001-35210)

4.8
Indenture, dated as of November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K, filed on November 21, 2018) (File No. 001-35210).

4.9
Indenture, dated as of November 20, 2018, by and among HC2 and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to HC2's Current Report on Form 8-K, filed on November 21, 2018) (File No. 001-35210).

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

4.12
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (incorporated by reference to Exhibit 4.12 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

4.13
Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, HC2 Network (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC"). (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (incorporated by reference to Exhibit 4.13 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

4.14
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

4.15
First Omnibus Amendment to Secured Notes and Intercreditor Agreement by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting, Inc., HC2 Network Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., and MSD PCOF Partners, XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company. (incorporated by reference to Exhibit 4.1 to HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2020) (File No. 001-35210)

4.16
First Supplemental Indenture dated August 19, 2020, between HC2 Holdings, Inc. ("HC2") and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of HC2's Quarterly Report on Form 10-Q, filed on November 9, 2020) (File No. 001-35210).

Exhibit Number	Description

4.17
Form of Certificate of Designations of Series B Non-Voting Participating Convertible Preferred Stock of HC2 (included in Exhibit 10.1) (incorporated by reference to Exhibit 4.1 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

4.18	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 on HC2's Current Report on Form 8-K, filed on October 7, 2020) (File No. 021-35210).

10.1
Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (the "Purchasers") (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 4, 2014) (File No. 001-35210).

10.2^	HC2 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210)

10.3^	2014 HC2 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to HC2’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

10.4
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

10.6
Consent and Waiver, dated as of October 9, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.14 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.7
Consent, Waiver and Amendment, dated as of September 22, 2014 to Securities Purchase Agreement, dated as of May 29, 2014, by and among HC2 and affiliates of Hudson Bay Capital Management LP, Benefit Street Partners L.L.C. and DG Capital Management, LLC (incorporated by reference to Exhibit 10.15 on HC2’s Quarterly Report on Form 10-Q, filed on November 10, 2014) (File No. 001-35210).

10.8^
Reformed and Clarified Option Agreement, dated October 26, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.9^
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

10.11^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.12^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.13^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.14
Voluntary Conversion Agreement, dated August 2, 2016, by and among HC2 and Luxor Capital Group, LP, as investment manager of the exchanging entities, holders of the Company’s Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.15
Voluntary Conversion Agreement, dated August 2, 2016, by and between HC2 and Corrib Master Fund, Ltd., a holder of the Company’s Series A Participating Preferred Stock, par value ($0.01 per share) (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.16^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.17
Voluntary Conversion Agreement, dated as of October 7, 2016, by and between Hudson Bay Absolute Return Credit Opportunities Master Fund, LTD. and HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on October 11, 2016) (File No. 001-35210).

10.18^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

Exhibit Number	Description

10.19
Registration Rights Agreement, dated as of August 2, 2016, by and between Luxor Capital Group, LP and HC2 (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.20
Registration Rights Agreement, dated as of August 2, 2016, by and between Corrib Master Fund, Ltd. and HC2 (incorporated by reference to Exhibit 10.3 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.21
Voluntary Conversion Agreement dated as of May 2, 2017, by and among DG Value Partners, LP, DG Value Partners II Master Fund, LP and HC2 Holdings, Inc. (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 8, 2017) (File No. 001-35210).

10.22^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

10.23
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

10.24
Investor Rights Agreement dated as of June 27, 2017 between DTV Holding Inc., DTV America Corporation and other signatories party thereto (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.25
Asset Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., King Forward, Inc., Tiger Eye Broadcasting Corporation, Tiger Eye Licensing L.L.C. and Bella Spectra Corporation (incorporated by reference to Exhibit 10.3 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.26^
Employment Agreement dated as of September 11, 2017, by and between HC2 and Joseph Ferraro (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on November 8, 2017) (File No. 001-35210).

10.27^
Separation Agreement by and between HC2 Holdings, Inc. and Paul Voigt dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2018) (File No. 001-35210).

10.28^	HC2 Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to the HC2 Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210).

10.29
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among HC2 Holdings 2, Inc., David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.30
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

10.31
Securities Purchase Agreement, by and between DBM Global Inc. and DBM Global Intermediate Holdco Inc., dated November 30, 2018 (incorporated by reference to Exhibit 2.3 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.32
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

10.33
Fourth Amended and Restated Credit and Security Agreement, dated as of November 30, 2018, by and among DBM Global Inc. and certain of its subsidiaries, collectively as borrower, and Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 2.6 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.34
First Amendment to Fourth Amended and Restated Credit and Security Agreement dated as of May 6, 2019, by and among DBMG, and certain of its subsidiaries, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to HC2's Quarterly Report on Form 10-Q, filed on August 8, 2019) (File No. 001-35210).

10.35
Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (incorporated by reference to Exhibit10.38 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

10.36
First Amendment to Financing Agreement dated November 13, 2019, by and among DBM Global, Inc. and TCW Asset Management Company (incorporated by reference to Exhibit 10.39 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

Exhibit Number	Description

10.37
Second Amendment to Intercreditor Agreement dated as of April 9, 2020, by and among Wells Fargo Bank, National Association and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on August 10, 2020) (File No. 001-35210).

10.38
Second Amendment to Financing Agreement dated as of April 9, 2020 by and among DBM Global Inc. ("DBM"), as borrower, certain direct and indirect subsidiaries of DBM as borrowers or guarantors, the lenders from time to time party hereto, and TCW Asset Management Company, LLC, as administrative agent for the lenders and collateral agent to the secured parties (incorporated by reference to Exhibit 10.2 to HC2's Quarterly Report on Form 10-Q, filed August 10, 2020) (File No. 001-35210).

10.39
Second Amendment to Fourth Amended and Restated Credit and Security Agreement dated as of April 9, 2020, by and among DBM and certain of its subsidiaries, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to HC2's Quarterly Report on Form 10-Q, filed August 10, 2020) (File No. 001-35210).

10.40^
Employment Agreement dated effective as of August 7, 2020, by and between HC2 Holdings, Inc. and Wayne Barr, Jr.(incorporated by reference to Exhibit 10.4 to HC2's Quarterly Report on Form 10-Q, filed August 10, 2020) (File No. 001-35210).

10.41
Cooperation Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc., MG Capital Management Ltd., Percy Rockdale LLC and Rio Royal LLC (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.42
Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.43
Agreement, dated as of May 13, 2020, by and among HC2 Holdings, Inc. and JDS1, LLC and CCUR Holdings, Inc. (incorporated by reference to Exhibit 10.3 on HC2’s Current Report on Form 8-K, filed on May 14, 2020) (File No. 001-35210).

10.44
Letter Agreement, dated as of July 5, 2020, by and among HC2 Holdings, Inc., MG Capital Management Ltd., Percy Rockdale LLC and Rio Royal LLC (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

10.45
Letter Agreement, dated as of July 5, 2020, by and between HC2 Holdings, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

10.46
Letter Agreement, dated as of July 5, 2020, by and among HC2 Holdings, Inc., JDS1, LLC and CCUR Holdings, Inc. (incorporated by reference to Exhibit 10.3 on HC2’s Current Report on Form 8-K, filed on July 6, 2020) (File No. 001-35210).

10.47
Investment Agreement, dated as of September 9, 2020, by and between HC2 Holdings, Inc. and Lancer Capital, LLC (incorporated by reference to Exhibit 10.1 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.48
Form of Registration Rights Agreement by and between HC2 and Lancer Capital LLC (included in Exhibit 10.1) (incorporated by reference to Exhibit 10.2 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.49
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement dated September 25, 2020 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.3 on HC2's Current Report on Quarterly Report on Form 10-Q filed on November 9, 2020) (File No. 001-35210).

10.50
Amended and Restated Employment Agreement, effective as of November 25, 2020, by and between HC2 Holdings, Inc. and Wayne Barr, Jr. (incorporated by reference to Exhibit 10.1 on HC2's Current Report on Form 8-K, filed on November 30, 2020) (File No. 001-35210).

21.1	Subsidiaries of HC2 (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

Exhibit Number	Description

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019, (iii) Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HC2 HOLDINGS, INC.

By:	/S/ WAYNE BARR, JR.
Wayne Barr, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2021
POWER OF ATTORNEY
Each of the officers and directors of HC2 Holdings, Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Wayne Barr, Jr. and Michael J. Sena, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WAYNE BARR, JR.	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2021
Wayne Barr, Jr.

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
Michael J. Sena

/S/ WARREN H. GFELLER	Director	March 10, 2021
Warren H. Gfeller

/S/ AVRAM A. GLAZER	Director	March 10, 2021
Avram A. Glazer

/S/ MICHAEL GORZYNSKI	Director	March 10, 2021
Michael Gorzynski

/S/ SHELLY LOMBARD	Director	March 10, 2021
Shelly Lombard

/S/ KENNETH S. COURTIS	Director	March 10, 2021
Kenneth S. Courtis

HC2 HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HC2 Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Estimated Costs to Complete

As described in Note 4 to the consolidated financial statements, with respect to the Company's Infrastructure segment (DBM Global Inc.), the Company recognizes a significant portion of its revenue over time using the input method to measure the progress of costs incurred for its service and construction contracts. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

We identified estimated costs to complete revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct material, labor, subcontract costs, indirect labor, and fabrication plant overhead costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls related to estimated costs to complete, including controls over management’s review of cost estimates for significant inputs such as direct material, labor, subcontractor costs, indirect labor, and fabrication plant overhead costs.

•Evaluating the reasonableness of a sample of project budgets for projects completed during the year through a retrospective review against actual performance at project completion.

•Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating budget to actual variances (if any).

•Assessing the reasonableness of changes in estimated costs to complete during quarterly reviews and at year end and investigating reasons for changes in expected costs and project margins.

Valuation of Investment in Securities

As described in Note 7 to the consolidated financial statements, with respect to the Company's Insurance segment (Continental Insurance Group Ltd.), the Company's Level 3 fixed maturity securities and equity securities totaled $687.3 million at December 31, 2020, a portion of which are valued based on non-binding broker quotes or internally developed estimates using significant inputs not based on, or corroborated by, observable market information. The lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values.

We identified the use of non-binding broker quotes as a critical audit matter. The use of non-binding broker quotes was the significant unobservable input and assumption used by the Company in determining the fair value of certain financial instruments reflected as Level 3 fixed maturity securities and equity securities in circumstances where vendor pricing is not available. The evaluation of non-binding broker quotes required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists who possess the skill and knowledge to assist in the evaluation of these inputs and assumptions.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the valuation methodologies used by the Company for Level 3 fixed maturity securities and equity securities.

•Comparing the Company’s fair value estimates of Level 3 fixed maturity securities and equity securities to a range of fair value estimates independently calculated utilizing valuation specialists. We evaluated information that corroborated or contradicted the Company’s fair value estimates, including observable yields, transaction data for similar securities, and historical collateral performance data.

Reserves for Long-Term Care Policy and Contract Benefits

As disclosed in Note 13 to the consolidated financial statements, with respect to the Company's Insurance segment (Continental Insurance Group Ltd.), the Company's total reserves for long-term care policies was $4,269.0 million as of December 31, 2020, which is included in total life, accident and health reserves on the consolidated balance sheet. Notes 2 and 13 to the consolidated financial statements describe the accounting for these reserves. Liabilities for estimates of benefits that will become payable on future claims on long-term care policies are based on the net level premium method. The assumptions used are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations unless a loss recognition event (premium deficiency) occurs. After the liabilities are initially established, management performs premium deficiency tests, using current best estimate assumptions. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods.

We identified the loss recognition evaluation of the reserves for long-term care policies as a critical audit matter based on the judgment used by management in developing the current best estimate assumption as of the measurement date. This degree of management judgment led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the current best estimate assumptions, including expected premium rate increases, maintenance costs, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls related to the loss recognition testing, including controls over management's review of current best estimates assumptions such as expected premium rate increases, maintenance costs, morbidity rates, policy persistency and interest rates earned on assets supporting the liability.

•Evaluating the reasonableness of the current best estimate assumptions used, including expected premium rate increases, maintenance costs, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Our actuarial specialists were used to assist in evaluating the reasonableness of management’s current best estimate assumptions used in the valuation of reserves for long-term care policies.

•Testing the completeness and accuracy of underlying data used by management in the development of the current best estimate assumptions.

We have served as the Company's auditor since 2011.

/s/ BDO USA, LLP

New York, NY
March 10, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HC2 Holdings, Inc.
New York, NY

Opinion on Internal Control over Financial Reporting

We have audited HC2 Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, NY
March 10, 2021

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Years Ended December 31,
	2020	2019
Revenue	$716.9	$755.6
Life, accident and health earned premiums, net	115.1	116.9
Net investment income	188.9	203.8
Net realized and unrealized gains (losses) on investments	(15.1)	0.7
Net revenue	1,005.8	1,077.0
Operating expenses
Cost of revenue	588.5	596.0
Policy benefits, changes in reserves, and commissions	250.0	234.5
Selling, general and administrative	181.1	177.3
Depreciation and amortization	(3.2)	(0.9)
Asset impairment expense	13.5	50.0
Other operating income	(20.0)	(5.2)
Total operating expenses	1,009.9	1,051.7
(Loss) income from operations	(4.1)	25.3
Interest expense	(79.4)	(76.1)
Loss on early extinguishment or restructuring of debt	(9.4)	—
(Loss) income from equity investees	(3.4)	1.6
Gain on bargain purchase	—	1.1
Other income	68.5	6.3
Loss from continuing operations before income taxes	(27.8)	(41.8)
Income tax benefit (expense)	(10.5)	19.6
Loss from continuing operations	(38.3)	(22.2)
Loss from discontinued operations (including loss on disposal of $44.2 million)	(63.8)	(13.9)
Net loss	(102.1)	(36.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	10.1	4.6
Net loss attributable to HC2 Holdings, Inc.	(92.0)	(31.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	3.6	—
Net loss attributable to common stock and participating preferred stockholders	$(95.6)	$(31.5)

Loss per common share - continuing operations
Basic	$(0.94)	$(0.40)
Diluted	$(0.94)	$(0.40)

Loss per common share - discontinued operations
Basic	$(0.94)	$(0.30)
Diluted	$(0.94)	$(0.30)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(1.88)	$(0.70)
Diluted	$(1.88)	$(0.70)

Weighted average common shares outstanding:
Basic	50.3	44.8
Diluted	50.7	44.8

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2020	2019
Net loss	$(102.1)	$(36.1)
Other comprehensive income
Foreign currency translation adjustment	7.9	(1.9)
Unrealized gains on available-for-sale securities	191.6	288.4
Actuarial loss on pension plan	—	(7.8)
Dispositions	30.3	—
Other comprehensive income	229.8	278.7
Comprehensive income	127.7	242.6
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(8.2)	(7.5)
Comprehensive income attributable to HC2 Holdings, Inc.	$119.5	$235.1

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value	$4,456.1	$4,028.9
Equity securities	77.3	92.5
Mortgage loans	57.2	183.5
Policy loans	17.8	19.1
Other invested assets	57.2	68.1
Total investments	4,665.6	4,392.1
Cash and cash equivalents	232.3	193.7
Accounts receivable, net	184.7	228.9
Recoverable from reinsurers	957.5	953.7
Deferred tax asset	4.4	2.8
Property, plant and equipment, net	113.9	129.5
Goodwill	111.0	110.4
Intangibles, net	174.6	210.6
Assets held for sale	126.4	555.2
Other assets	172.4	181.4
Total assets	$6,742.8	$6,958.3

Liabilities, temporary equity and stockholders’ equity
Life, accident and health reserves	$4,627.5	$4,567.1
Annuity reserves	228.8	236.4
Value of business acquired	199.8	221.1
Accounts payable and other current liabilities	176.3	190.6
Deferred tax liability	142.3	81.6
Debt obligations	561.5	723.9
Liabilities held for sale	74.7	334.9
Other liabilities	116.0	137.5
Total liabilities	6,126.9	6,493.1
Commitments and contingencies
Temporary equity
Preferred stock	10.4	10.3
Redeemable noncontrolling interest	5.3	11.3
Total temporary equity	15.7	21.6
Stockholders’ equity
Common stock, $0.001 par value	0.1	—
Shares authorized: 160,000,000 and 80,000,000 at December 31, 2020 and 2019, respectively
Shares issued: 77,836,586 and 46,810,676 at December 31, 2020 and 2019, respectively
Shares outstanding: 76,726,835 and 46,067,852 at December 31, 2020 and 2019, respectively
Additional paid-in capital	355.7	281.1
Treasury stock, at cost: 1,109,751 and 742,824 shares at December 31, 2020 and 2019, respectively	(4.2)	(3.3)
Accumulated deficit	(188.7)	(96.7)
Accumulated other comprehensive income (loss)	396.9	168.7
Total HC2 Holdings, Inc. stockholders’ equity	559.8	349.8
Noncontrolling interest	40.4	93.8
Total stockholders’ equity	600.2	443.6
Total liabilities, temporary equity and stockholders’ equity	$6,742.8	$6,958.3

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2018	44.9	$—	$260.5	$(2.6)	$(57.2)	$(112.6)	$88.1	$105.6	$193.7	$28.3
Cumulative effect of accounting for leases	—	—	—	—	(4.3)	—	(4.3)	(0.7)	(5.0)	(0.1)
Cumulative effect of accounting for warrants	—	—	6.6	—	(3.7)	—	2.9	—	2.9	—
Share-based compensation	—	—	8.7	—	—	—	8.7	—	8.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)	2.0
Taxes paid in lieu of shares issued for share-based compensation	(0.2)	—	—	(0.7)	—	—	(0.7)	—	(0.7)	—
Preferred stock dividend	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	—
Issuance of common stock	1.4	—	—	—	—	—	—	—	—	—
Purchase of preferred stock by subsidiary	—	—	1.7	—	—	—	1.7	—	1.7	(10.0)
Transactions with noncontrolling interests	—	—	6.8	—	—	—	6.8	(5.5)	1.3	3.3
Other	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Net loss	—	—	—	—	(31.5)	—	(31.5)	(3.3)	(34.8)	(1.3)
Other comprehensive income	—	—	—	—	—	281.3	281.3	(2.3)	279.0	(0.6)
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	6.3	—	—	—	6.3	—	6.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	1.3
Preferred stock accretion	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)	2.0
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)	—
Issuance of common stock	2.3	—	0.2	—	—	—	0.2	—	0.2	—
Rights Offering	16.8	0.1	34.4	—	—	—	34.5	—	34.5	—
Issuance of preferred stock	—	—	2.0	—	—	—	2.0	—	2.0	25.0
Series B Preferred Share Conversion	11.9	—	27.0	—	—	—	27.0	—	27.0	(27.0)
Transactions with noncontrolling interests	—	—	6.7	—	—	—	6.7	(57.0)	(50.3)	(4.0)
Other	—	—	2.1	—	—	—	2.1	—	2.1	—
Net loss	—	—	—	—	(92.0)	—	(92.0)	(5.4)	(97.4)	(4.7)
Other comprehensive income	—	—	—	—	—	228.2	228.2	9.0	237.2	1.5
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(102.1)	$(36.1)
Less: Loss from discontinued operations, net of tax	(63.8)	(13.9)
	(38.3)	(22.2)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	2.9	6.3
Depreciation and amortization	5.9	8.2
Amortization of deferred financing costs and debt discount	15.5	12.1
Amortization of (discount) premium on investments, net	7.8	8.5
Loss on extinguishment of debt	9.4	—
Gain on bargain purchase	—	(1.1)
(Loss) Income from equity investees	3.4	(1.6)
Asset impairment expense	13.5	50.0
Net realized and unrealized gains on investments	(63.4)	(9.0)
Deferred income taxes	8.1	(27.2)
Annuity benefits	6.3	9.8
Other operating activities	(4.5)	1.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43.0	(11.0)
Recoverable from reinsurers	(4.0)	4.4
Other assets	17.4	17.1
Life, accident and health reserves	60.3	44.9
Accounts payable and other current liabilities	1.3	(18.0)
Other liabilities	(32.2)	(19.3)
Cash provided by operating activities	52.4	53.2
Cash (used in) provided by discontinued operating activities	(10.7)	57.5
Cash provided by operating activities	41.7	110.7
Cash flows from investing activities
Purchase of property, plant and equipment	(17.8)	(24.7)
Proceeds from disposal of property, plant and equipment	41.1	1.3
Purchase of investments	(997.1)	(1,060.1)
Sale of investments	822.1	748.7
Maturities and redemptions of investments	98.1	123.5
Cash received from the sale of equity method investments	85.5	—
Cash received from dispositions, net	147.4	13.5
Cash received from (paid for) acquisitions, net	—	(19.8)
Other investing activities	6.4	8.4
Cash provided by (used in) investing activities	185.7	(209.2)
Cash used in discontinued investing activities	(23.4)	(54.4)
Cash provided by (used in) investing activities	162.3	(263.6)
Cash flows from financing activities
Proceeds from debt obligations	(4.1)	88.9
Principal payments on debt obligations	(181.8)	(29.5)
Proceeds from sale of HC2 preferred stock	27.0	—
Proceeds from rights offering	34.5	—
Cash received by subsidiary to issue preferred stock	10.0	8.9
Cash paid by subsidiary to purchase HC2 preferred stock	—	(8.3)
Annuity receipts	1.6	2.2
Annuity surrenders	(15.6)	(18.1)
Transactions with noncontrolling interests	(63.0)	(5.7)
Other financing activities	(5.0)	(4.7)
Cash (used in) provided by financing activities	(196.4)	33.7
Cash (used in) provided by discontinued financing activities	(8.2)	28.7
Cash (used in) provided by financing activities	(204.6)	62.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.7
Net increase in cash and cash equivalents, including cash classified within assets held for sale	0.1	(89.8)
Less: Net (decrease) increase in cash and cash equivalents classified within current assets held for sale	(38.6)	20.9
Net change in cash, cash equivalents and restricted cash	38.7	(110.7)
Cash, cash equivalents and restricted cash, beginning of period	195.1	305.8
Cash, cash equivalents and restricted cash, end of period	$233.8	$195.1

See notes to Consolidated Financial Statements

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

HC2 Holdings, Inc. ("HC2" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol "HCHC".

The Company currently has four reportable segments, plus our Other segment, based on management’s organization of the enterprise- Infrastructure, Life Sciences, Spectrum, Insurance, and Other which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Infrastructure segment (f/k/a Construction segment) is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Industrial Construction, Structural Steel and Facility Maintenance provider who provides 3D Building Information Modeling (“BIM”) modeling, detailing, fabrication and erection of structural steel and heavy steel plate. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through GrayWolf, DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

3.Our Spectrum segment (f/k/a Broadcasting segment) is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and an approximately 50% controlling interest in DTV America Corporation ("DTV") as well as approximately 10% proxy and voting rights from minority holders.

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

5.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in Huawei Marine Networks Co., Limited (“HMN”), its 19% equity method investment with Huawei Technologies Co., Ltd., and the discontinued operations of Global Marine Systems Limited ("GMSL"). Also included in the Other segment is the discontinued operations of Beyond6, Inc. ("Beyond6") and PTGi International Carrier Services, Inc. and its subsidiaries ("ICS").

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of December 31, 2020, the results of DBMG, Genovel, R2, HC2 Broadcasting, CIG, GMSL, Beyond6, and ICS have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses in (Loss) income from equity investees and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

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

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the book basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations.

At December 31, 2020, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the HC2 U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the HC2 U.S. consolidated filing group will not be realized. Therefore, a valuation allowance was maintained against the HC2 U.S. consolidated filing group’s net deferred tax assets as of December 31, 2020. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities. The Insurance segment is in a cumulative income position and the positive trend of profitability in 2019 and 2020 is expected to continue as supported by the projections of future income. As a result of the three-year cumulative income position and reliance upon future projections of income, the Insurance segment does not have a valuation allowance recorded against its deferred tax assets.

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

Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years for buildings and leasehold improvements, 3 to 15 years for equipment, furniture and fixtures, and 3 to 20 years for transportation equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use.

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

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. For details regarding goodwill impairment, see Note 12. Goodwill and Intangibles, net.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable U.S. Generally Accepted Accounting Principals ("GAAP") requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, valuation of certain investments and the insurance reserves, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of HC2’s stock options required by ASC 718, Compensation - Stock Compensation ("ASC 718"), income taxes and various other contingencies.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is disposed of or classified as held-for-sale. Under ASC 360, Property, Plant and Equipment, assets may be classified as held-for-sale even though the discontinued operations criteria is not met. The results of discontinued operations are reported in Loss from discontinued operations in the Consolidated Statement of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Other income

The following table provides information relating to Other income (in millions):

	Years Ended December 31,
	2020	2019
Gain (loss) on embedded derivatives	$(2.8)	$5.4
Gain on sale of equity method investments	71.1	8.1
Other income (expenses), net	0.2	(7.2)
Total	$68.5	$6.3

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	December 31,
	2020	2019
Cash and cash equivalents, beginning of period	$193.7	$300.7
Restricted cash included in other assets	1.4	5.1
Total cash and cash equivalents and restricted cash	$195.1	$305.8

Cash and cash equivalents, end of period	$232.3	$193.7
Restricted cash included in other assets	1.5	1.4
Total cash and cash equivalents and restricted cash	$233.8	$195.1

Cash and cash equivalents classified in Assets held for sale, beginning of period	$45.3	$24.2
Restricted cash classified in Assets held for sale	0.2	0.4
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$45.5	$24.6

Cash and cash equivalents classified in Assets held for sale, end of period	$6.7	$45.3
Restricted cash classified in assets held for sale	0.2	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$6.9	$45.5

Supplemental cash flow information:
Cash paid for interest	$62.5	$70.9
Cash paid for taxes, net of refunds	$(0.1)	$7.5
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$2.3	$5.3
Investments included in accounts payable	$17.2	$30.1

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items.

•The recast of GMSL, Beyond6, and ICS's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale. See Note 3. Discontinued Operations for further information;

•As a result of the sale of GMSL, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of GMH and its subsidiaries as a separate segment. Formerly the Marine Services segment, these entities and the investment in HMN have been reclassified to the Other segment. See Note 22. Operating Segment and Related Information for further information; and

•As a result of the sale of ICS, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of ICS as a separate segment. Formerly the Telecommunications segment, this entity has been reclassified to the Other segment. See Note 22. Operating Segment and Related Information for further information; and

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•As a result of the sale of Beyond, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of Beyond6 as a separate segment. Formerly the Clean Energy segment, this entity has been reclassified to the Other segment. See Note 22. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 23. Basic and Diluted Income Per Common Share for further details.

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

On September 30, 2020, the FASB voted to delay the effective date of ASU 2018-12 to January 1, 2025 for smaller reporting companies. Currently, the Company plans to focus on developing models and procedures through 2021, with testing and refinement of models occurring in 2022 and parallel testing performed in 2023. The Company may choose one of two adoption methods for the liability for future policy benefits: (i) a modified retrospective transition method whereby the entity will apply the amendments to contracts inforce as of the beginning of the earliest period presented on the basis of their existing carrying amounts adjusted for the removal of any related amounts in AOCI or (ii) a full retrospective transition method. Focus areas will include, but not be limited to: (i) determining an appropriate upper-medium grade fixed income instrument yield source from the market; (ii) establishing appropriate aggregation of liabilities; (iii) establishing liability models for each contract grouping identified that may be quickly updated to reflect current inforce listing and new discount rates on a quarterly basis; (iv) establishing appropriate best estimate assumptions with no provision for adverse deviation; (v) establishing procedures for annual review of assumptions including tracking of actual experience for enhanced reporting requirements; (vi) establishing new VOBA amortization that will align with new guidance for DAC amortization; and (vii) developing, testing, and implementing controls for newly developed procedures, as well as for additional annual reporting requirements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 24. Subsequent Events for the summary of the subsequent events.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3. Discontinued Operations

The results of GMSL, ICS, and Beyond6, and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Years Ended December 31,
	2020	2019
Net Revenue	$519.6	$907.2
Cost of revenue	492.4	828.9
Selling, general and administrative	26.2	37.3
Depreciation and amortization	12.6	33.0
Other operating expenses	0.3	4.4
Income (loss) from operations	(11.9)	3.6
Interest Expense	(7.7)	(19.1)
Loss on sale and liquidation of subsidiaries	(44.2)	—
Income from equity investees	0.5	0.6
Other income (loss)	(1.5)	(0.2)
Pre-tax loss from discontinued operations	(64.8)	(15.1)
Income tax benefit	1.0	1.2
Loss from discontinued operations	$(63.8)	$(13.9)

Sale of GMSL

The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release.

The net proceeds from the sale of GMSL were used to repay $15.0 million under the 2019 Revolving Credit Agreement (as defined below) and redeem $76.9 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

As a result of the repayment of $15.0 million 2019 Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the years ended December 31, 2020 and 2019 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Years Ended December 31,
	2020	2019
Interest expense	$0.2	$0.9
Amortization of deferred financing costs and original issuance discount	$0.1	$0.3

As a result of the mandatory redemption of $76.9 million on the Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the years ended December 31, 2020 and 2019, from continuing operations to discontinued operations on the Company’s Consolidated Statements of Operations:

	Years Ended December 31,
	2020	2019
Interest expense	$2.2	$8.8
Amortization of deferred financing costs and original issuance discount	$0.2	$0.9

Sale of ICS

The sale of ICS and its subsidiary, Go2 Tel, Inc., closed on October 31, 2020. The Company recorded a $0.9 million gain on the sale and recognized $8.2 million of Accumulated other comprehensive loss related to the realization of foreign currency translation of PTGi International Carrier Services Ltd., which was essentially liquidated in conjunction with the sale. Proceeds were used for general corporate purposes.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger ( the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021.

Summarized assets and liabilities of the discontinued operations are as follows (in millions):

	December 31,
	2020	2019
Assets
Other invested assets	$—	$16.9
Cash and cash equivalents	6.7	45.3
Accounts receivable, net	13.6	109.0
Property, plant and equipment, net	89.4	276.3
Goodwill	2.1	16.4
Intangibles, net	9.2	16.3
Other assets	5.4	75.0
Total assets held for sale	$126.4	$555.2

Liabilities
Account payable and other current liabilities	$10.3	$148.9
Debt obligations	56.3	115.3
Pension liability	—	18.8
Other liabilities	8.1	51.9
Total liabilities held for sale	$74.7	$334.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
4. Revenue

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Revenue from contracts with customers consist of the following (in millions):

	Years Ended December 31,
	2020	2019
Revenue (1)
Infrastructure	$676.6	$713.3
Spectrum	40.3	41.8
Other	—	0.5
Total revenue	$716.9	$755.6
(1) The Insurance segment does not have revenues in scope of ASC 606.

Accounts receivables, net from contracts with customers consist of the following (in millions):

	December 31,
	2020	2019
Accounts receivables with customers
Infrastructure	$168.5	$199.2
Spectrum	7.3	8.5
Total accounts receivables with customers	$175.8	$207.7

Infrastructure Segment

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

Disaggregation of Revenues

DBMG's revenues are principally derived from contracts to provide fabrication and erection services to its customers. Contracts represent majority of the revenue of the Infrastructure segment and are generally recognized over time. A majority of contracts are domestic, fixed priced, and are in excess of one year. Disaggregation of the Infrastructure segment, by market or type of customer, is used to evaluate its financial performance.

The following table disaggregates DBMG's revenue by market (in millions):

	Years Ended December 31,
	2020	2019
Commercial	$217.7	$205.4
Industrial	214.9	238.0
Transportation	72.6	64.8
Leisure	42.8	45.7
Healthcare	29.5	49.5
Convention	10.6	77.4
Other	87.8	32.1
Total revenue from contracts with customers	675.9	712.9
Other revenue	0.7	0.4
Total Infrastructure segment revenue	$676.6	$713.3

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

Contract Assets and Contract Liabilities

Contract assets and contract liabilities consisted of the following (in millions):

	December 31,
	2020	2019
Contract assets	$55.6	$50.6
Contract liabilities	$(52.2)	$(50.6)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The change in contract assets is a result of the recording of $30.4 million of costs in excess of billings driven by new commercial projects, offset by $25.4 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $50.5 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $48.9 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$151.1	$2.9	$154.0
Convention	56.1	—	56.1
Healthcare	26.0	—	26.0
Industrial	49.4	—	49.4
Transportation	27.7	—	27.7
Leisure	10.4	—	10.4
Other	58.9	—	58.9
Remaining unsatisfied performance obligations	$379.6	$2.9	$382.5

DBMG includes an additional $12.0 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

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

Spectrum Segment

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Years Ended December 31,
	2020	2019
Network advertising	$18.4	$22.7
Broadcast station	15.5	11.9
Network distribution	4.0	4.9
Other	2.4	2.3
Total revenue from contracts with customers	40.3	41.8
Other revenue	—	—
Total Spectrum segment revenue	$40.3	$41.8

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $2.7 million, $6.3 million, and $0.2 million of network advertising, broadcasting station revenues, and other revenues respectively of which $5.5 million is expected to be recognized within one year and $3.7 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Spectrum Segment

During the year ended December 31, 2019, HC2 Broadcasting acquired a series of licenses for a total consideration of $20.5 million. All transactions were accounted for as asset acquisitions.

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

In the first quarter of 2020, the Company recorded a $39.3 million loss, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Sale of ICS

The sale of ICS and its subsidiary, Go2 Tel, Inc., closed on October 31, 2020. The Company recorded a $0.9 million gain on the sale and recognized $8.2 million of Accumulated other comprehensive loss related to the realization of foreign currency translation of PTGi International Carrier Services Ltd., which was essentially liquidated in conjunction with the sale. The proceeds were used for general corporate purposes.

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger ( the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders, for a total consideration of $70.0 million, subject to working capital adjustments. The sale closed on January 15, 2021.

See Note 3. Discontinued Operations for further details.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
6. Investments

Fixed Maturity Securities

The following tables provide information relating to investments in fixed maturity securities (in millions):

December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.3	$1.1	$—	$8.4
States, municipalities and political subdivisions	383.5	58.4	—	441.9
Residential mortgage-backed securities	49.3	4.6	(1.0)	52.9
Commercial mortgage-backed securities	104.7	2.0	(9.3)	97.4
Asset-backed securities	415.0	2.2	(14.1)	403.1
Corporate and other	2,970.1	510.6	(28.3)	3,452.4
Total fixed maturity securities	$3,929.9	$578.9	$(52.7)	$4,456.1

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government and government agencies	$7.0	$0.7	$—	$7.7
States, municipalities and political subdivisions	405.4	34.7	—	440.1
Residential mortgage-backed securities	63.0	4.5	(0.6)	66.9
Commercial mortgage-backed securities	108.2	1.8	(0.6)	109.4
Asset-backed securities	592.6	2.2	(17.0)	577.8
Corporate and other	2,569.1	273.1	(15.2)	2,827.0
Total fixed maturity securities	$3,745.3	$317.0	$(33.4)	$4,028.9

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2020 are shown by contractual maturity in the table below (in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date:

	Amortized Cost	Fair Value
Corporate, Municipal, U.S. Government and Other securities
Due in one year or less	$52.3	$53.1
Due after one year through five years	278.6	290.9
Due after five years through ten years	483.6	519.8
Due after ten years	2,546.4	3,038.9
Subtotal	3,360.9	3,902.7
Mortgage-backed securities	154.0	150.3
Asset-backed securities	415.0	403.1
Total	$3,929.9	$4,456.1

The tables below show the major industry types of the Company’s corporate and other fixed maturity securities (in millions):

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Finance, insurance, and real estate	$1,123.2	$1,208.2	35.0%	$632.2	$674.9	23.8%
Transportation, communication and other services	684.3	799.0	23.1%	785.7	855.2	30.3%
Manufacturing	700.0	884.9	25.6%	728.7	825.9	29.2%
Other	462.6	560.3	16.3%	422.5	471.0	16.7%
Total	$2,970.1	$3,452.4	100.0%	$2,569.1	$2,827.0	100.0%

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

	Years Ended December 31,
	2020	2019
Net realized and unrealized gains on investments	$6.8	$2.1
Other income (expenses), net	0.1	0.3
Total other-than-temporary impairments	$6.9	$2.4

The following table presents the total unrealized losses for the 125 and 139 fixed maturity securities held by the Company as of December 31, 2020 and December 31, 2019, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in millions):

	December 31, 2020		December 31, 2019
Fixed maturity securities	Unrealized Losses	% of Total	Unrealized Losses	% of Total
Less than 20%	$(50.3)	95.4%	$(32.6)	97.6%
20% or more for less than six months	(0.2)	0.4%	—	—%
20% or more for six months or greater	(2.2)	4.2%	(0.8)	2.4%
Total	$(52.7)	100.0%	$(33.4)	100.0%

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

The Company believes it will recover its cost basis in the non-impaired securities with unrealized losses and that the Company has the ability to hold the securities until they recover in value. The Company neither intends to sell nor does it expect to be required to sell the securities with unrealized losses as of December 31, 2020. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

The following tables present the estimated fair values and gross unrealized losses for the 125 and 139 fixed maturity securities held by the Company that have estimated fair values below amortized cost as of each of December 31, 2020 and December 31, 2019, respectively. The Company does not have any OTTI losses reported in AOCI. These investments are presented by investment category and the length of time the related fair value has remained below amortized cost (in millions):

December 31, 2020	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	0.3	—	—	—	0.3	—
Residential mortgage-backed securities	2.9	(0.2)	3.8	(0.8)	6.7	(1.0)
Commercial mortgage-backed securities	62.2	(9.3)	0.2	—	62.4	(9.3)
Asset-backed securities	86.5	(3.6)	158.4	(10.5)	244.9	(14.1)
Corporate and other	179.1	(9.0)	114.6	(19.3)	293.7	(28.3)
Total fixed maturity securities	$331.0	$(22.1)	$277.0	$(30.6)	$608.0	$(52.7)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2019	Less than 12 months		12 months of greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and government agencies	$0.3	$—	$—	$—	$0.3	$—
States, municipalities and political subdivisions	2.0	—	—	—	2.0	—
Residential mortgage-backed securities	2.3	—	8.2	(0.6)	10.5	(0.6)
Commercial mortgage-backed securities	58.1	(0.6)	0.2	—	58.3	(0.6)
Asset-backed securities	126.5	(1.5)	255.8	(15.5)	382.3	(17.0)
Corporate and other	169.6	(3.7)	177.4	(11.5)	347.0	(15.2)
Total fixed maturity securities	$358.8	$(5.8)	$441.6	$(27.6)	$800.4	$(33.4)

As of December 31, 2020, investment grade fixed maturity securities (as determined by nationally recognized rating agencies) represented approximately 70.0% of the gross unrealized loss and 79.9% of the fair value. As of December 31, 2019, investment grade fixed maturity securities represented approximately 68.3% of the gross unrealized loss and 81.8% of the fair value. Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Equity securities

The following tables provide information relating to investments in equity securities measured at fair value (in millions):

	December 31,
Equity securities	2020	2019
Common stock	$4.0	$10.5
Perpetual preferred stock	73.3	82.0
Total equity securities	$77.3	$92.5

Other invested assets

Carrying values of other invested assets were as follows (in millions):

	December 31, 2020		December 31, 2019
	Measurement Alternative	Equity Method	Measurement Alternative	Equity Method
Common stock	$—	$2.5	$—	$2.4
Preferred stock	—	10.0	—	16.1
Other	11.3	33.4	—	49.6
Total	$11.3	$45.9	$—	$68.1

Net investment income

The major sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2020	2019
Fixed maturity securities, available-for-sale at fair value	$177.4	$177.3
Equity securities	2.9	7.6
Mortgage loans	12.5	15.0
Policy loans	1.1	1.1
Other invested assets	(3.9)	4.0
Gross investment income	190.0	205.0
External investment expense	(1.1)	(1.2)
Net investment income	$188.9	$203.8

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Net realized and unrealized gains (losses) on investments

The major sources of net realized and unrealized gains and losses on investments were as follows (in millions):

	Years Ended December 31,
	2020	2019
Realized gains on fixed maturity securities	$17.2	$10.6
Realized losses on fixed maturity securities	(17.7)	(10.2)
Realized gains on equity securities	0.2	3.4
Realized losses on equity securities	(2.3)	(3.3)
Realized gains on mortgage loans	2.2	1.0
Realized losses on mortgage loans	—	(0.3)
Net unrealized gains (losses) on equity securities	(8.8)	3.4
Net unrealized gains (losses) on derivative instruments	0.9	(1.7)
Impairment loss	(6.8)	(2.2)
Net realized and unrealized gains (losses)	$(15.1)	$0.7

7. Fair Value of Financial Instruments

Assets by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

December 31, 2020		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$8.4	$5.4	$3.0	$—
States, municipalities and political subdivisions	441.9	—	441.9	—
Residential mortgage-backed securities	52.9	—	45.6	7.3
Commercial mortgage-backed securities	97.4	—	64.0	33.4
Asset-backed securities	403.1	—	36.1	367.0
Corporate and other	3,452.4	44.7	3,176.0	231.7
Total fixed maturity securities	4,456.1	50.1	3,766.6	639.4
Equity securities
Common stocks	4.0	3.5	—	0.5
Perpetual preferred stocks	73.3	5.1	20.8	47.4
Total equity securities	77.3	8.6	20.8	47.9
Total assets accounted for at fair value	$4,533.4	$58.7	$3,787.4	$687.3

Liabilities
Embedded derivative	$5.8	$—	$—	$5.8
Other	0.4	—	—	0.4
Total liabilities accounted for at fair value	$6.2	$—	$—	$6.2

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2019		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
U.S. Government and government agencies	$7.7	$4.8	$2.9	$—
States, municipalities and political subdivisions	440.1	—	440.1	—
Residential mortgage-backed securities	66.9	—	57.7	9.2
Commercial mortgage-backed securities	109.4	—	74.8	34.6
Asset-backed securities	577.8	—	27.2	550.6
Corporate and other	2,827.0	46.5	2,669.5	111.0
Total fixed maturity securities	4,028.9	51.3	3,272.2	705.4
Equity securities
Common stocks	10.5	7.1	—	3.4
Perpetual preferred stocks	82.0	5.0	22.8	54.2
Total equity securities	92.5	12.1	22.8	57.6
Total assets accounted for at fair value	$4,121.4	$63.4	$3,295.0	$763.0

Liabilities
Embedded Derivatives	$3.0	$—	$—	$3.0
Other	1.3	—	—	1.3
Total liabilities accounted for at fair value	$4.3	$—	$—	$4.3

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

The Company’s assessment resulted in a net transfer into Level 3 of $51.5 million primarily related to corporate securities during the year ended December 31, 2020. The Company’s assessment resulted in a net transfer out of Level 3 of $135.8 million primarily related to corporate securities during the year ended December 31, 2019.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Level 3 Measurements and Transfers

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2020 and 2019 (in millions):

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2020
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$0.2	$1.1	$—	$(3.0)	$15.2	$(13.5)	$—
Residential mortgage-backed securities	9.2	0.1	(1.1)	—	(2.5)	6.8	(5.2)	7.3
Commercial mortgage-backed securities	34.6	(2.0)	(1.1)	—	(1.9)	30.0	(26.2)	33.4
Asset-backed securities	550.6	(8.0)	4.3	60.1	(251.5)	191.8	(180.3)	367.0
Corporate and other	111.0	(3.9)	1.3	101.1	(9.0)	76.8	(45.6)	231.7
Total fixed maturity securities	705.4	(13.6)	4.5	161.2	(267.9)	320.6	(270.8)	639.4
Equity securities
Common stocks	3.4	(2.9)	—	—	—	—	—	0.5
Perpetual preferred stocks	54.2	2.3	(9.4)	—	(1.4)	1.7	—	47.4
Total equity securities	57.6	(0.6)	(9.4)	—	(1.4)	1.7	—	47.9
Total financial assets	$763.0	$(14.2)	$(4.9)	$161.2	$(269.3)	$322.3	$(270.8)	$687.3

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2019	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2020
Liabilities
Embedded derivative	$3.0	$2.8	$—	$—	$—	$—	$—	$5.8
Other	1.3	(0.9)	—	—	—	—	—	0.4
Total financial liabilities	$4.3	$1.9	$—	$—	$—	$—	$—	$6.2

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2019
Assets
Fixed maturity securities
States, municipalities and political subdivisions	$—	$—	$0.1	$—	$(0.5)	$4.2	$(3.8)	$—
Residential mortgage-backed securities	19.0	—	0.1	—	(1.9)	1.5	(9.5)	9.2
Commercial mortgage-backed securities	58.2	0.8	1.5	7.5	(37.6)	5.1	(0.9)	34.6
Asset-backed securities	478.2	(2.1)	14.1	184.4	(236.7)	189.1	(76.4)	550.6
Corporate and other	85.0	(3.2)	5.5	28.5	(28.5)	106.5	(82.8)	111.0
Total fixed maturity securities	640.4	(4.5)	21.3	220.4	(305.2)	306.4	(173.4)	705.4
Equity securities
Common stocks	5.9	(1.5)	0.1	0.3	(1.2)	—	(0.2)	3.4
Perpetual preferred stocks	55.3	(3.9)	(0.1)	2.5	(2.6)	3.0	—	54.2
Total equity securities	61.2	(5.4)	—	2.8	(3.8)	3.0	(0.2)	57.6
Derivatives	—	—	—	—	—	—	—	—
Total financial assets	$701.6	$(9.9)	$21.3	$223.2	$(309.0)	$309.4	$(173.6)	$763.0

		Total realized/unrealized (gains) losses included in
	Balance at December 31, 2018	Net earnings (loss)	Other comp. income (loss)	Purchases and issuances	Sales and settlements	Transfer to Level 3	Transfer out of Level 3	Balance at December 31, 2019
Liabilities
Embedded derivatives	$8.4	$(5.4)	$—	$—	$—	$—	$—	$3.0
Other	1.8	(0.5)	—	—	—	—	—	1.3
Total financial liabilities	$10.2	$(5.9)	$—	$—	$—	$—	$—	$4.3

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

December 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$57.2	$57.2	$—	$—	$57.2
Policy loans	17.8	17.8	—	17.8	—
Other invested assets	11.3	11.3	—	—	11.3
Total assets not accounted for at fair value	$86.3	$86.3	$—	$17.8	$68.5
Liabilities
Annuity benefits accumulated (1)	$237.8	$235.2	$—	$—	$235.2
Long-term obligations (2)	560.4	578.8	—	578.8	—
Total liabilities not accounted for at fair value	$798.2	$814.0	$—	$578.8	$235.2

December 31, 2019			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans	$183.5	$183.5	$—	$—	$183.5
Policy loans	19.1	19.1	—	19.1	—
Other invested assets	—	—	—	—	—
Total assets not accounted for at fair value	$202.6	$202.6	$—	$19.1	$183.5
Liabilities
Annuity benefits accumulated (1)	$233.9	$231.0	$—	$—	$231.0
Long-term obligations (2)	722.2	718.0	—	718.0	—
Total liabilities not accounted for at fair value	$956.1	$949.0	$—	$718.0	$231.0
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

8. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	December 31,
	2020	2019
Contracts in progress	$118.6	$149.0
Unbilled retentions	50.3	51.7
Trade receivables	7.5	8.3
Other receivables	8.9	21.0
Allowance for doubtful accounts	(0.6)	(1.1)
Total	$184.7	$228.9

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Inventory

Inventory is recognized in the Consolidated Balance Sheets within Other assets, and consists of the following (in millions):

	December 31,
	2020	2019
Raw materials and consumables	$8.7	$9.6
Work in process	—	0.8
Finished goods	1.2	0.3
Total	$9.9	$10.7

10. Recoverable from Reinsurers

Recoverable from reinsurers consists of the following (in millions):

		December 31, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Munich American Reassurance Company	A+	$366.6	38.3%	$347.6	36.4%
Hannover Life Reassurance Company of America	A+	306.3	32.0%	323.3	33.9%
Loyal American Life Insurance Company	A	150.7	15.7%	147.5	15.5%
Great American Life Insurance Company	A+	57.4	6.0%	56.2	5.9%
ManhattanLife Assurance Company of America	B+	46.4	4.8%	47.0	4.9%
Other		30.1	3.2%	32.1	3.4%
Total		$957.5	100.0%	$953.7	100.0%

11. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	December 31,
	2020	2019
Equipment, furniture and fixtures, and software	$116.3	$117.8
Building and leasehold improvements	41.3	40.1
Land	24.1	24.4
Construction in progress	3.1	2.9
Plant and transportation equipment	4.4	4.9
	189.2	190.1
Less: Accumulated depreciation	75.3	60.6
Total	$113.9	$129.5

Depreciation expense was $21.1 million and $21.6 million for the years ended December 31, 2020 and 2019, respectively. These amounts included $9.1 million of depreciation expense recognized within cost of revenue for each of the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019 the total net book value of equipment under capital leases consisted of $0.9 million and $2.1 million, respectively.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
12. Goodwill and Intangibles, net

On an annual basis, the Company performs it's goodwill impairment review in accordance with ASC 350. Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. After considering all quantitative and qualitative factors, the Company has determined that other than noted below it is more likely than not that the reporting units' fair values exceed carrying values as of the period end. The Company reports goodwill impairment charges within the Asset impairment expense line of our Consolidated Statements of Operations. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2020 impairment test.

Spectrum

As a result of the goodwill assessment, the Company determined that COVID-19's impact to the Spectrum segment in the first quarter of 2020 was a “triggering event” and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Spectrum reporting unit and its indefinite-lived intangible assets. Based on the analysis, the Company determined that the fair value of the Spectrum reporting unit and the related indefinite-lived intangible assets continue to exceed their carrying values and were not impaired as of March 31, 2020.

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

At December 31, 2020, the Company further reviewed qualitative factors of potential impairment for Goodwill and Intangible assets, inclusive of further impact of COVID-19, and there were no triggering events which would indicate impairment may have occurred.

Insurance

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

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Insurance	Total
Balance at December 31, 2018	$82.2	$21.4	$47.3	$150.9
Measurement Period Adjustment	7.1	—	—	7.1
Impairments	—	—	(47.3)	(47.3)
Translation	(0.3)	—	—	(0.3)
Balance at December 31, 2019	89.0	21.4	—	110.4
Translation	0.6	—	—	0.6
Balance at December 31, 2020	$89.6	$21.4	$—	$111.0

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	December 31,
	2020	2019
FCC licenses	$113.0	$136.2
State licenses	2.5	2.5
Total	$115.5	$138.7

The Spectrum segment strategically acquires assets across the United States, which results in the recording of FCC licenses. Providing the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal costs. Accordingly, we have concluded that the acquired FCC licenses are indefinite-lived intangible assets.

In 2020, FCC licenses decreased $23.2 million. The decrease was primarily related to $20.5 million of dispositions and $3.0 million of impairments.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$18.0	$(4.6)	$13.4	$17.9	$(3.2)	$14.7
Customer relationships	9 years	36.4	(12.1)	24.3	36.2	(8.8)	27.4
Channel sharing arrangements	35 years	20.2	(1.6)	18.6	27.2	(0.9)	26.3
Other	7 years	5.5	(2.7)	2.8	5.4	(1.9)	3.5
Total		$80.1	$(21.0)	$59.1	$86.7	$(14.8)	$71.9

During the third quarter of 2020, the Spectrum segment recorded an impairment of certain channel sharing arrangements of $7.0 million as a result of management's decision to sell certain non-core assets.

Amortization expense for definite lived intangible assets was $6.0 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively, and was included in Depreciation and amortization in our Consolidated Statements of Operations.

VOBA

VOBA is amortized in relation to the projected future premium of the acquired long-term care blocks of business and recorded amortization increases in net income for the respective period. Negative amortization of VOBA was $21.3 million and $23.5 million for the years ended December 31, 2020 and 2019, respectively,

Amortization

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

	Estimated Amortization
	Definite Lived Intangible Assets	Negative VOBA
2021	$5.9	$(19.6)
2022	5.7	(18.3)
2023	5.6	(17.1)
2024	5.5	(15.8)
2025	4.9	(14.7)
Thereafter	31.5	(114.3)
Total	$59.1	$(199.8)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
13. Life, Accident and Health Reserves

Life, accident and health reserves consist of the following (in millions):

	December 31,
	2020	2019
Long-term care insurance reserves	$4,269.0	$4,201.6
Traditional life insurance reserves	166.0	173.4
Other accident and health insurance reserves	192.5	192.1
Total life, accident and health reserves	$4,627.5	$4,567.1

The following table sets forth changes in the liability for claims for the portion of our long-term care insurance reserves (in millions):

	Years Ended December 31,
	2020	2019
Beginning balance	$761.3	$738.7
Less: recoverable from reinsurers	(131.0)	(136.4)
Beginning balance, net	630.3	602.3

Current year	217.5	211.8
Prior years	(49.8)	(47.2)
Total incurred	167.7	164.6
Paid related to insured events of:
Current year	(18.2)	(17.5)
Prior years	(152.1)	(141.0)
Total paid	(170.3)	(158.5)
Interest on liability for policy and contract claims	22.5	21.9
Ending balance, net	650.2	630.3
Add: recoverable from reinsurers	132.2	131.0
Ending balance	$782.4	$761.3

The Insurance segment experienced a favorable claims reserve development of $49.8 million and $47.2 million for the years ended December 31, 2020 and 2019, respectively.

The main drivers of the current year were favorable development with paid claims and claim terminations in the current year for claims incurred prior to 2020. This favorable development in the current year relative to the prior year was influenced by the COVID-19 pandemic.

The main drivers of the prior year favorable development were due to an update to the estimate for remaining benefits to be paid and due to favorable development in claim termination rates experienced relative to prior years.

14. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in millions):

	December 31,
	2020	2019
Accounts payable	$69.7	$68.6
Accrued expenses and other current liabilities	52.7	70.1
Accrued payroll and employee benefits	38.2	38.7
Accrued interest	13.9	11.3
Accrued income taxes	1.8	1.9
Total accounts payable and other current liabilities	$176.3	$190.6

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
15. Debt Obligations

Debt obligations consist of the following (in millions):

	December 31,
	2020	2019
Infrastructure
LIBOR plus 5.85% Note, due 2023	$71.6	$77.0
LIBOR plus 1.5% Line of Credit	38.7	48.9
Obligations under finance leases	0.2	0.2
Spectrum
8.50% Note due 2021	19.3	36.2
10.50% Note due 2021	32.9	42.5
Other, various maturity dates	2.9	7.9
Obligations under finance leases	0.6	1.4
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021 (1)	340.4	470.0
7.50% Convertible Senior Notes, due 2022 (2)	55.0	55.0
LIBOR plus 6.75% Line of Credit (3)	15.0	15.0
Total	576.6	754.1
Issuance discount, net and deferred financing costs	(15.1)	(30.2)
Debt obligations	$561.5	$723.9
(1) On February 1, 2021, the Company closed on $330.0 million of 8.500% senior secured notes due 2026 at an issue price of 100%. The proceeds from the issuance of the Notes were used to redeem in full HC2’s existing 11.50% senior secured notes and repay the outstanding indebtedness under the 2020 Revolving Credit Agreement.

(2) As part of the February 1, 2021 refinancing of the senior secured notes, HC2 entered into exchange agreements with certain holders of approximately $51.8 million of our outstanding 7.50% Convertible Senior Notes due June 1, 2022, which extended the maturity date of the notes to August 1, 2026.

(3) On February 23, 2021, the Company entered into a third amendment of the 2020 Revolving Credit Agreement with MSD PCOF Partners IX, LLC, increasing the aggregate principal amount of the Revolving Credit Facility to $20.0 million, and extending the maturity date of the Revolving Credit Facility to February 23, 2024.

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2021	$0.7	$504.2	$504.9
2022	0.1	69.6	69.7
2023	—	71.8	71.8
2024	—	7.8	7.8
2025	—	—	—
Thereafter	—	—	—
Total minimum principal and interest payments	0.8	653.4	654.2
Less: Amount representing interest	—	(77.6)	(77.6)
Total aggregate finance lease and debt payments	$0.8	$575.8	$576.6

The interest rates on the finance leases range from approximately 2.0% to 11.5%.

Infrastructure

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

In April 2020, the Wells Fargo Facility was amended, increasing LIBOR floor from zero to 0.75%.

As of December 31, 2020, $17.0 million was issued through term loans and $21.7 million was issued through the revolver. In addition, $9.8 million in outstanding letters of credit were issued under the Wells Fargo Facility, of which zero has been drawn.

TCW Loan

In November 2018, DBMG and its subsidiaries entered into a financing agreement with TCW Asset Management Company LLC ("TCW"), for the aggregate principal amount of $80.0 million (the "TCW Loan"). The net proceeds from the TCW Loan were used to refinance the debt assumed and closing costs of the GrayWolf acquisition.  The TCW Term Loan matures on the earlier of (a) November 30, 2023; (b) the maturity date of the Wells Fargo Facility; and (c) the 60 days prior to the maturity of the Senior Secured Notes and/or Convertible Notes if, on that day (and solely for so long as), any of such indebtedness remain outstanding. In April 2020, the TWC Loan was amended, increasing the LIBOR floor from 1.50% to 1.75% and linking the margin rate to certain covenant levels. The TCW Loan bears interest at a rate of 5.85% above the three month LIBOR.

Spectrum

As of December 31, 2018, there were $35.0 million of 8.50%, 364-day Secured Notes ("Secured Note") which were issued on August 7, 2018. In January 2019, the capacity of the Secured Note was increased by $15.0 million to $50.0 million and institutional investors funded $7.5 million of the Secured Note bringing the total outstanding balance to $42.5 million. In April 2019, an additional $0.7 million of notes were issued at 8.50%. In May, August, and September of 2019, Spectrum issued an additional $21.5 million of notes bearing interest of 8.50%.

On October 24, 2019, Spectrum issued $78.7 million 364-day secured notes (the "2020 Notes"). The 2020 Notes were comprised of a $36.2 million, 8.50%,tranche, funded by an affiliate of MSD Partners, L.P. (the “8.50% Note”). The remaining $42.5 million, 10.50% tranche (the “10.50% Note”) was a modification of the existing Secured Note, with certain institutional investors. The 2020 Notes had an original maturity date of October 2020, and were amended multiple times during 2020 as further described below. The net proceeds from the financing were used to retire HC2 Broadcasting’s existing debt, as well as fund pending acquisitions, working capital and general corporate purposes. In connection with the issuance of the 10.50% Note due 2020, Spectrum issued warrants to the same institutional investors to purchase 50,000 shares of common stock at $176.4 per share for a total purchase price of $8.8 million, or net settled, if exercised as of the issuance date, and as may be adjusted at any future exercise of the warrant pursuant to its terms. The warrant has a five-year term and is immediately exercisable.

In February 2020, Spectrum amended its agreement governing its 8.50% Note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt. In August 2020, Spectrum modified its agreement with MSD Partners, L.P. and Great American Life Insurance Company to extend the maturity on its 8.50% Note and 10.50% Note to October 2021. In September 2020, Spectrum further amended its agreement governing 8.50% Note, increasing the principal balance by $4.0 million to $43.3 million. The proceeds were used to repay principal and interest on existing debt and for general business purposes. In November 2020, Spectrum paid down $2.9 million of its 8.50% Note and $3.0 million on other various notes. In December 2020, Spectrum paid down $21.0 million and $9.6 million of its 8.5% Note and 10.5% Note, respectively from the proceeds from the sale of stations.

Non-Operating Corporate

On November 20, 2018, HC2 repaid its 11.0% Notes, and issued $470.0 million aggregate principal amount of 11.50% senior secured notes due 2021 (the "Senior Secured Notes") and $55.0 million aggregate principal amount of 7.5% convertible senior notes due June 1, 2022 (the "Convertible Notes"). The Senior Secured Notes and Convertible notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes have an effective interest rate of 17.54% which reflects $12.5 million discount due to the bifurcated conversion feature and $1.9 million deferred financings fees.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

In March 2020, with the cash proceeds from the sale of GMSL, HC2 redeemed $76.9 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

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

In October 2020, HC2 redeemed an additional $2.1 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. HC2 recognized $0.1 million in extinguishment loss related to the this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

Convertible Notes

The Convertible Notes were issued under a separate indenture dated November 20, 2018, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The Convertible Notes were issued at 100% of par.

Each $1,000 of principal of the Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

In accordance with ASC Topic 815-15, Derivatives and Hedging, the embedded conversion feature contained in the Convertible Notes is required to be bifurcated and recorded as a derivative liability and marked to market in each reporting period. The embedded conversion feature had a fair value of $12.5 million on the transaction date, which was recorded as a discount on the Convertible Notes and included within Other liabilities on our Consolidated Balance Sheets. The fair value of the embedded conversion feature was $5.8 million as of December 31, 2020, the change in fair value from the transaction date being recorded within Other income.

In conjunction with the issuance of the Convertible Notes in 2018, the Company incurred a consent fee payable to preferred stockholders of $3.8 million. This fee was recorded within the Preferred stock and deemed dividends line item of the Consolidated Statements of Operations as a deemed dividend.

At December 31, 2020, the Convertible Notes had a net carrying value of $48.1 million and an unamortized discount of $6.0 million. Based on the closing price of our common stock of $3.26 on December 31, 2020, the if-converted value of the Convertible Notes did not exceed its principal value.

For the year ended December 31, 2020, interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible notes was $4.1 million and $3.4 million, respectively. For the year ended December 31, 2019, interest cost recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible notes was $4.1 million and $2.9 million, respectively.

Line of credit

In April 2019, HC2 entered into a $15.0 million secured revolving credit agreement (the “2019 Revolving Credit Agreement”) with MSD PCOF Partners IX, LLC. The 2019 Revolving Credit Agreement matures in June 2021. Loans under the 2019 Revolving Credit Agreement bear interest at a per annum rate equal to, at HC2's option, one, two or three month LIBOR plus a margin of 6.75%. In April 2019 and May 2019, HC2 drew $5.0 million and $10.0 million of the 2019 Revolving Credit Agreement, respectively. The Company used the proceeds for working capital and general corporate purposes.

In March 2020, with the cash proceeds from the sale of GMSL, HC2 fully repaid its $15.0 million 2019 Revolving Credit Agreement. HC2 recognized $0.4 million in extinguishment loss related to the repayment of the 2019 Revolving Credit Agreement, which is included in Loss on early extinguishment or restructuring of debt in our Condensed Consolidated Statement of Operations.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Senior Secured Notes Terms and Conditions

Maturity. The Secured Notes mature on December 1, 2021.

Interest. The Secured Notes accrue interest at a rate of 11.50% per year. Interest on the Secured Notes is paid semi-annually on December 1 and June 1 of each year.

Issue Price. The issue price of the Secured Notes was 98.75% of par.

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

Issue Price. The issue price of the Convertible Notes was 100% of par.

Ranking. The notes are the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s Secured Notes, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

2020 Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC (“MSD”)

Ranking. Obligations under the 2020 Revolving Credit Agreement constitute a First-Out Debt, as defined in the Senior Indenture, and are secured on a pari passu basis with the Secured Notes.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

HC2 is in compliance with our debt covenants as of December 31, 2020.

16. Leases

Operating lease right-of-use-assets and finance leases are recognized in the consolidated balance sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the consolidated balance sheet within Other liabilities and Debt obligations, respectively. As of December 31, 2020 and 2019, lease right-of-use assets and lease liabilities consists of the following (in millions):

	December 31,
	2020	2019
Right-of-use assets:
Operating lease (Other assets)	$44.3	$47.4
Finance lease (Property, plant and equipment, net)	0.9	2.1
Total right-of-use assets	$45.2	$49.5

Lease liabilities:
Operating lease (Other liabilities)	$47.5	$51.0
Finance lease (Debt obligations)	0.8	1.6
Total lease liabilities	$48.3	$52.6

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the years ended December 31, 2020 and 2019. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2021 and 2045.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table summarizes the components of lease expense for the year ended December 31, 2020 and 2019 (in millions):

	Years Ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1.3	$1.2
Interest on lease liabilities	0.1	0.2
Net finance lease cost	1.4	1.4
Operating lease cost	17.1	13.8
Variable lease cost	0.3	0.3
Sublease income	—	(0.1)
Total lease cost	$18.8	$15.4

Cash flow information related to leases for the year ended December 31, 2020 and 2019 are as follows (in millions):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.1	$0.2
Financing cash flows from finance leases	$0.9	$1.4
Operating cash flows from operating leases	$17.0	$13.9
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$0.1	$2.1
Operating leases	$15.8	$60.3

As of December 31, 2020 and 2019, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years) - operating lease	4.3	5.0
Weighted-average remaining lease term (years) - finance lease	0.9	1.8
Weighted-average discount rate - operating lease	6.0%	6.2%
Weighted-average discount rate - finance lease	8.9%	9.4%

As of December 31, 2020, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2021	$15.1	$0.7
2022	12.8	0.1
2023	10.7	—
2024	8.0	—
2025	4.0	—
Thereafter	4.2	—
Total future lease payments	54.8	0.8
Less: Present values	(7.3)	—
Total lease liability balance	$47.5	$0.8

The Company expects $0.9 million of lease payments in 2021 resulting from short-term leases not accounted for under ASC 842.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
17. Income Taxes

The provisions (benefits) for income taxes for the years ended December 31, 2020 and 2019 were as follows (in millions):

	Years Ended December 31,
	2020	2019
Current: Federal	$(9.2)	$3.8
State	1.7	2.4
Foreign	9.5	1.4
Subtotal Current	2.0	7.6
Deferred: Federal	5.0	(27.0)
State	0.1	(0.1)
Foreign	3.4	(0.1)
Subtotal Deferred	8.5	(27.2)
Income tax (benefit) expense	$10.5	$(19.6)

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2020 and 2019 were as follows (in millions):

	Years Ended December 31,
	2020	2019
US	$(106.1)	$(49.7)
Foreign	78.3	7.9
Income (loss) from continuing operations before income taxes	$(27.8)	$(41.8)

The provisions (benefits) for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2020 and 2019 (in millions):

	Years Ended December 31,
	2020	2019
Tax provision (benefit) at federal statutory rate	$(5.8)	$(8.8)
Permanent differences	(0.3)	0.2
State tax, net of federal benefit	(6.8)	(7.3)
Foreign rate differential	0.2	0.5
Minority interest	—	0.2
Executive and stock compensation	1.2	2.5
Increase (decrease) in valuation allowance	24.1	(9.5)
Transaction costs	0.5	—
Return to provision	4.3	(6.0)
ASU 2017-11 adoption	—	(1.3)
Goodwill impairment	—	10.0
Transition to the Coronavirus Aid, Relief, and Economic Security Act	(10.9)	—
Withholding Tax Expense	7.3	—
Gain/loss on sale or deconsolidation of a subsidiary	(6.4)	—
Outside Basis Difference	(0.9)	—
Contingent Liability	2.2	—
AOCI Recycling	2.1	—
Other	(1.8)	(1.8)
Warrant Liability	1.5	1.7
Income tax (benefit) expense	$10.5	$(19.6)

The income tax expense as of December 31, 2020 is $10.5 million. The amount recorded primarily relates to tax expense incurred in China from the partial sale of HMN and the tax expense as calculated under ASC 740 for taxpaying entities, primarily the Insurance segment, offset by the gain on sale of HMN entities in the second quarter of 2020 and a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the first quarter of 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The income tax benefit was $19.6 million for the year ended December 31, 2019. The benefit was primarily driven by a net valuation allowance release of $37.4 million related to the Insurance segment partially offset by an impairment of goodwill which is not deductible for tax purposes.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Net operating loss carryforwards	$72.9	$89.2
Basis difference in fixed assets	0.8	3.2
Deferred compensation	7.3	12.7
Lease liability	13.0	17.4
UK trading loss carryforward	—	38.3
Sec. 163(j) carryforward	58.6	39.6
Insurance claims and reserves	176.4	166.1
Value of insurance business acquired ("VOBA")	43.7	48.5
Deferred acquisition costs	19.0	16.7
Other deferred tax assets	21.2	14.3
Total deferred tax assets	412.9	446.0
Valuation allowance	(110.6)	(121.8)
Total net deferred tax assets	302.3	324.2

Basis difference in intangibles	(22.7)	(19.1)
Basis difference in fixed assets	(22.3)	(24.8)
Insurance company investments	(373.1)	(335.0)
Right of use assets	(12.1)	(16.2)
Other deferred tax liabilities	(11.1)	(10.1)
Total deferred tax liabilities	(441.3)	(405.2)

Net deferred tax liabilities	$(139.0)	$(81.0)

At December 31, 2020, the above deferred tax asset, $8.6 million of deferred tax asset and $0.4 million of valuation allowance is classified as held for sale asset on the balance sheet, and $9.3 million of deferred tax liability is classified as held for sale liabilities on the balance sheet. At December 31, 2019, $51.3 million of deferred tax asset and $41.0 million of valuation allowance is classified as held for sale asset on the balance sheet, and $12.5 million of deferred tax liability is classified as held for sale liabilities on the balance sheet. Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income.

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the HC2 Holdings, Inc. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2020 and is forecasting losses in the near future, which provide negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

Management evaluated the need to establish the valuation allowance against the deferred taxes of the Insurance Company for each of the reporting periods. Included in this assessment was the Insurance Company’s historical operating results over the prior three-year period. Additional positive and negative evidence was considered including the timing of the reversal of the deferred tax assets and liabilities, and projections of future income from the runoff of the insurance business. As a result of management’s assessment, it was determined that the Insurance Company is in a cumulative three-year income position which is expected to continue as supported by the projections of future income. As such, a valuation allowance was not recorded against the deferred tax assets of the Insurance Company.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Valuation allowances have been maintained against deferred tax assets based on losses generated by certain businesses that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return.

At December 31, 2020, the Company has gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $170.3 million. The Company expects that approximately $96.0 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2021. This estimate may change based on changes to actual results reported on the 2020 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, the Company has $112.6 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 U.S. consolidated income tax return, including $49.6 million from R2, $29.5 million from DTV America, and $29.3 million from ANG which is a discontinued operation and classified as held for sale, and other entities of $4.2 million.

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. net operating loss carryforwards in the amount of $52.6 million, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $117.7 million, generated prior to 2018 will expire, if unused, by 2037.

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

The purchase of GrayWolf Industrial on November 30, 2018 triggered a Section 382 ownership change. $57.1 million of federal net operating losses acquired are subject to an annual limitation between $3.0 million and $4.0 million for the first five years beginning in 2019 and $1.1 million afterwards. $25.4 million of the GrayWolf U.S. net operating losses subject to Section 382 were generated in 2018, and, therefore, they do not expire.

Additionally, the Company has $11.4 million of acquired U.S. net operating losses from DTV America, which is subject to an annual limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2020, the Company had foreign operating loss carryforwards of approximately $3.6 million, of which $2.3 million is related to discontinued operations and classified as held for sale.

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

The Company did not have any unrecognized tax benefits as of December 31, 2020 and 2019 related to uncertain tax positions that would impact the effective income tax rate if recognized. The company has reduced the net operating loss carryforward by $69.6 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	December 31,
	2020	2019
Uncertain tax benefits - January 1	$—	$—
Gross increases - Tax positions in prior period	—	—
Gross decreases - Tax positions in prior period	—	—
Gross increases - Tax positions in current period	22.9	—
Settlement	—	—
Lapse in statute of limitations	—	—
Uncertain tax benefits - December 31	$22.9	$—

The Company conducts business globally, and as a result, HC2 or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2020 remain open for examination.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
18. Commitments and Contingencies

Future minimum purchase obligations as of December 31, 2020 were as follows (in millions):

2021	$78.1
2022	0.2
2023	0.2
2024	0.2
2025	—
Thereafter	—
Total obligations	$78.7

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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd., received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years.  The Company disagrees with HMRC’s assessments on technical and factual grounds and intends to dispute the assessed liabilities and vigorously defend its interests. We do not believe the assessment to be probable and expect to prevail based on the facts and merits of our existing VAT position.

Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery against HC2 and certain of DBMG’s current and former officers and directors, including current and former HC2 officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with HC2, the “HC2 Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that HC2, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to HC2. FVI challenges the following transactions: (i) DBMG’s payments to HC2 from 2016–present pursuant to a Tax Sharing Agreement between DBMG and HC2; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by HC2; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to HC2 to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) HC2’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: HC2’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants expect to file a motion to dismiss the Amended Complaint in early April. HC2 believes the allegations in the FVI Amended Complaint are without merit and the HC2-related defendants have filed a motion to dismiss the complaint, which continues to be pending. HC2 intends to vigorously defend this litigation.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
OSHA Complaint

On November 4, 2020, the Company received notice that a complaint was filed on August 27, 2020, with the U.S. Department of Labor (OSHA Complaint Number 2-4173-20-156), by a former employee of Continental Insurance Group Ltd. alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The Company submitted a position statement to the DOL denying the material allegations in the complaint. The DOL has not issued a determination.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. Mr. Falcone rejected the Company’s most recent severance offer, and on December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. In addition, Mr. Falcone made two books and records demands of the Company, which the Company has denied, including in light of the fact that Mr. Falcone is no longer a director of the Company.

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

The Company granted 143,096 and zero options during the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the weighted average fair value at date of grant for options granted was $1.47 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Year Ended December 31,
2020
Expected option life (in years)	4.3 years
Risk-free interest rate	0.24%
Expected volatility	62.23%
Dividend yield	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $3.0 million and $6.2 million for the years ended December 31, 2020 and 2019, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2018	3,031,469	$5.93
Granted	542,450	$2.57
Vested	(1,349,531)	$5.92
Forfeited	(10,613)	$2.91
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,152,202	$2.74
Vested	(2,258,905)	$4.08
Forfeited	(478,639)	$5.87
Unvested - December 31, 2020	628,433	$3.93

At December 31, 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $1.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.9 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2018	7,160,861	$6.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(93,269)	$5.47
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(2,328,327)	$9.18
Outstanding - December 31, 2020	4,739,858	$5.13

Eligible for exercise	4,697,653	$5.13

At December 31, 2020, the intrinsic value and average remaining life of the Company's outstanding options were $0.1 million and approximately 3.6 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.1 million and approximately 3.6 years.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
At December 31, 2020, the total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.38 years. There are 42,205 unvested stock options expected to vest, with a weighted average remaining life of 3.8 years, a weighted average exercise price of $5.27, and an intrinsic value of zero.

20. Equity

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

Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement. The Backstop Commitment is defined as a financial instrument and measurable at fair value on each reporting period. HC2 used both market observable inputs and unobservable data to derive the fair value as of the reporting date. The Backstop Commitment was classified as Level 3. Fair value for the Backstop Commitment as of September 30, 2020, was zero. The Backstop Commitment ceased upon the consummation of the Rights Offering.

On November 20, 2020, HC2's stockholders voted to approve (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock of the Company to 160,000,000 shares and (ii) the conversion of up to 35,000 shares of Series B preferred stock of the Company in connection with the Company’s Rights Offering.

On November 20, 2020, we completed the Rights Offering and issued a total of 28,716,820 shares of our common stock, 16,825,280 common shares were issued immediately, and 11,891,540 were issued from the conversion of 26,994 shares of Series B Preferred stock as noted below.

Net proceeds of the November 20, 2020 issuance was $59.6 million. Inclusive of the initial Series B issuance on September 17, 2020, total net proceeds of the Rights Offering, after deducting the dealer manager fees and other offering expenses, were approximately $61.5 million.

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2020	2019
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	4,000
Series B shares issued and outstanding	—	—

Series A Shares

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $3.52. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $5.32. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

As of December 31, 2020 Preferred A shares and Preferred A-2 shares were convertible into 1,835,695 and 751,880 shares, respectively of HC2 common stock, excluding CGI shares eliminated in consolidation, as discussed below.

Preferred Share Activity

Series B Preferred Stock

On September 9, 2020, HC2 issued a Certificate of Designation for 35,000 Series B Non-Voting participating Convertible Preferred Shares (the "Series B Preferred Stock") of HC2. The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series.

The Series B Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement can be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements. The issued Series B Preferred Stock was classified as temporary equity as it was not mandatorily redeemable due to the presence of substantive conversion features, and would have become mandatorily redeemable on the sixth anniversary of initial issuance if not previously converted.

The Series B Preferred Stock issued was recognized at fair value upon issuance. As the Series B was contingently redeemable, subsequent accretion to redemption value will occur once the contingency is resolved and the redemption becomes probable (i.e., Rights Offering and Stockholder Approval is no longer reasonably possible).

On September 17, 2020 Lancer Capital funded $5.56 million of the Backstop Commitment, and the Company issued Lancer Capital 5,560 shares of Series B Preferred Stock (the "Initial Funding").

On November 20, 2020, as part of the rights offering, Lancer Capital funded $21.4 million, and the Company issued Lancer Capital an additional 21,434 shares of Series B Preferred Stock. Immediately upon issuance of the shares, the Company converted all of Lancer Capital's Series B Preferred Stock into 11,891,540 shares of the Company's Common Stock.

The Series B Preferred Stock became convertible upon the approval of shareholders during the Special Meeting of Stockholders on November 20, 2020. As a result, the Company recorded a beneficial conversion feature of $2.0 million related to the issuances of the Preferred B Preferred Stock, which was immediately accreted and recorded within the Preferred dividends, deemed dividends, and repurchase gains line item of the Consolidated Statements of Operations as a deemed dividend.

Series A Shares

CGI Purchase

On December 18, 2018 and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, which, as of December 31, 2020, is convertible into a total of 1,763,706 shares of the Company's common stock. The shares and dividends accrued related to the Series A Preferred shares owned by CGI are eliminated in consolidation.

On January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock, which, as of December 31, 2020, is convertible into a total of 1,879,699 shares of the Company's common stock. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI are eliminated in consolidation. The shares were purchased at a discount of $1.7 million, which was recorded within the Preferred dividends, deemed dividends, and repurchase gains line item of the Consolidated Statements of Operations as a deemed dividend.

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

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

For the year ended December 31, 2020, 278,914 and 31,379 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement. For the year ended December 31, 2019, 269,284 and 30,297 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the Conversion agreement.

The fair value of the Additional Share Consideration for the year ended December 31, 2020 and 2019 was valued by the Company at $0.8 million each on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the years ended December 31, 2020 and 2019, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2020

Declaration Date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Holders of Record Date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Payment Date	April 15, 2020	July 15, 2020	October 15, 2020	January 15, 2021
Total Dividend	$0.2	$0.2	$0.2	$0.2
2019

Declaration Date	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Holders of Record Date	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Payment Date	April 15, 2019	July 15, 2019	October 15, 2019	January 15, 2020
Total Dividend	$0.2	$0.2	$0.2	$0.2

Warrants

In Connection with the acquisition of CGI and UTA in 2015, the Company issued five year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.08 per share, subject to customary adjustments for stock splits or similar transactions, exercisable on or after February 3, 2016. The warrants expired on December 24, 2020.

21. Related Parties

HC2

Series B Preferred Stock

As detailed in Note 20. Equity, HC2 entered into the Investment Agreement with Lancer Capital, an investment fund led by Avram Glazer, the Chairman of our Board of Directors, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $35.0 million of Series B Preferred Stock in connection with the Rights Offering, based on subscription participation of common shareholders, of which $10.0 million may be funded in advance.

On September 17, 2020, Lancer Capital funded $5.56 million, receiving 5,560 shares of Series B Preferred stock. On November 20, 2020, as part of the rights offering, Lancer Capital funded an $21.4 million, and the Company issued Lancer Capital an additional 21,434 shares of Series B Preferred Stock. Immediately upon issuance of the shares, the Company Converted all of Lancer Capital's series B shares to 11,891,540 shares of the Company's Common Stock. Please see Note 20. Equity for further detail.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

HCP Services Agreement

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

The Company recognized expenses of $1.6 million and $2.7 million, and income of $0.1 million and $0.3 million under the Services Agreement for the years ended December 31, 2020 and 2019, respectively. The following table breaks out the components of the Services Agreement net expenses, by Segment for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020			2019
	Corporate	Other (1)	Total	Corporate	Other (1)	Total
Allocated to HC2 by HCP
Office space	$1.1	$0.5	$1.6	$1.8	$0.8	$2.6
Administrative salaries and benefits	—	—	—	0.1	—	0.1
Other shared overhead	—	—	—	—	—	—
Total Expenses	1.1	0.5	1.6	1.9	0.8	2.7

Charged back to HCP by HC2
Administrative salaries and benefits	0.1	—	0.1	0.2	—	0.2
Other shared overhead	—	—	—	0.1	—	0.1
Total Income	0.1	—	0.1	0.3	—	0.3

Net related party activity	$1.0	$0.5	$1.5	$1.6	$0.8	$2.4

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

Rights Offering

Due to an administrative error by our transfer agent, the Company sold an additional 82,459 shares of HC2 common stock to MG Capital Management Ltd. at the Rights Offering price in December 2020 to make MG Capital Management Ltd. whole of the error.

Other

GMH's subsidiary, GMSL, prior to its sale in February 2020, had transactions with several of its equity method investees. A summary of transactions with such equity method investees and balances outstanding are as follows (in millions). Such activity is reclassified to discontinued operations as a result of the sale of GMSL. See note 3. Discontinued Operations for further information:

	Years Ended December 31,
	2020	2019
Net revenue	$—	$6.4
Operating expenses	$—	$1.0
Interest expense	$—	$1.0

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2020	2019
Accounts receivable	$—	$1.2
Long-term obligations	$—	$22.5
Accounts payable	$—	$0.1
Dividends	$—	$4.5

Life Sciences

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring $1.0 million and $1.9 million in services for the year ended December 31, 2020 and 2019, respectively.

22. Operating Segment and Related Information

The Company currently has one primary reportable geographic segment - United States. The Company has four reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, Insurance, and Other. We also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated.

As a result of the sale of GMSL, ICS, and Beyond6, and in accordance with ASC 280, the Company no longer considers the results of operations and balance sheets of these entities and related subsidiaries as separate segments. Formerly part of the Marine Services, Telecommunications, and Clean Energy segments, these entities and the investment in HMN have been reclassified to the Other segment. In addition, as GMSL, ICS, and Beyond6 are discontinued operations, all operating results of GMSL, ICS, and Beyond6 have been reclassified to discontinued operations. This has been reflected in the tables below for both the current and historical periods presented.

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Years Ended December 31,
	2020	2019
Net revenue
Infrastructure	$676.6	$713.3
Spectrum	40.3	41.8
Insurance	300.2	331.6
Other	—	0.5
Eliminations (*)	(11.3)	(10.2)
Total net revenue	$1,005.8	$1,077.0
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2020 and 2019 which are related to entities under common control which are eliminated or are reclassified in consolidation.

	Years Ended December 31,
	2020	2019
(Loss) income from operations
Infrastructure	$20.5	$45.1
Life Sciences	(16.9)	(8.9)
Spectrum	(2.2)	(11.4)
Insurance	35.6	37.3
Other	(2.8)	(1.6)
Non-operating Corporate	(27.0)	(25.0)
Eliminations (*)	(11.3)	(10.2)
Total (loss) income from operations	$(4.1)	$25.3
(*) The Insurance segment revenues are inclusive of realized and unrealized gains and net investment income for the year ended December 31, 2020 and 2019 which are related to transactions between entities under common control which are eliminated or are reclassified in consolidation.

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Years Ended December 31,
	2020	2019
(Loss) income from operations	$(4.1)	$25.3
Interest expense	(79.4)	(76.1)
Loss on early extinguishment or restructuring of debt	(9.4)	—
(Loss) income from equity investees	(3.4)	1.6
Gain on bargain purchase	—	1.1
Other income	68.5	6.3
Loss from continuing operations before income taxes	(27.8)	(41.8)
Income tax benefit (expense)	(10.5)	19.6
Loss from continuing operations	(38.3)	(22.2)
Loss from discontinued operations (including loss on disposal of $44.2 million)	(63.8)	(13.9)
Net loss	(102.1)	(36.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	10.1	4.6
Net loss attributable to HC2 Holdings, Inc.	(92.0)	(31.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	3.6	—
Net loss attributable to common stock and participating preferred stockholders	$(95.6)	$(31.5)

	Years Ended December 31,
	2020	2019
Depreciation and Amortization
Infrastructure	$10.7	$15.5
Life Sciences	0.1	0.3
Spectrum	6.8	6.3
Insurance (*)	(20.9)	(23.1)
Non-operating Corporate	0.1	0.1
Total	$(3.2)	$(0.9)
(*) Balance includes amortization of negative VOBA, which increases net income.

	Years Ended December 31,
	2020	2019
Capital Expenditures (*)
Infrastructure	$5.7	$9.8
Life Sciences	0.1	0.1
Spectrum	11.8	14.2
Insurance	0.2	0.6
Total	$17.8	$24.7
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31,
	2020	2019
Investments
Infrastructure	$0.9	$0.9
Life Sciences	18.4	22.0
Insurance	4,711.3	4,423.0
Other	36.1	43.1
Eliminations	(101.1)	(96.9)
Total	$4,665.6	$4,392.1

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2020	2019
Total Assets
Infrastructure	$494.8	$530.4
Life Sciences	21.4	28.4
Spectrum	213.6	257.9
Insurance	5,913.8	5,611.9
Other	167.3	598.4
Non-operating Corporate	30.1	27.2
Eliminations	(98.2)	(95.9)
Total	$6,742.8	$6,958.3

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

The Company had no dilutive common share equivalents during the years ended December 31, 2020 and 2019, due to the results of operations being a loss from continuing operations, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2020	2019
Loss from continuing operations	$(38.3)	$(22.2)
Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5.6)	4.4
Loss from continuing operations attributable to the Company	(43.9)	(17.8)
Less: Preferred dividends, deemed dividends and repurchase gains	3.6	—
Loss from continuing operations attributable to HC2 common stockholders	(47.5)	(17.8)
Loss from discontinued operations	(63.8)	(13.9)
Loss attributable to noncontrolling interest and redeemable noncontrolling interest	15.7	0.2
Loss from discontinued operations, net of tax and noncontrolling interest	(48.1)	(13.7)
Net loss attributable to common stock and participating preferred stockholders	$(95.6)	$(31.5)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	50.3	44.8
Unvested restricted stock	—	—
Preferred stock (as-converted basis)	0.4	—
Total	50.7	44.8

Percentage of loss allocated to:
Common stock	99.2%	100.0%
Unvested restricted stock	—%	—%
Preferred stock	0.8%	—%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(47.1)	$(17.8)
Net loss from discontinued operations attributable to common stock, basic	$(47.7)	$(13.7)
Net loss attributable to common stock, basic	$(94.8)	$(31.5)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$(0.4)	$—

Net loss from continuing operations attributable to common stock, basic	$(47.5)	$(17.8)
Net loss from discontinued operations attributable to common stock, basic	$(47.7)	$(13.7)
Net loss attributable to common stock, basic	$(95.2)	$(31.5)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	50.3	44.8
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	0.4	—
Weighted average common shares outstanding - diluted	50.7	44.8

Loss per share - continuing operations
Basic	$(0.94)	$(0.40)
Diluted	$(0.94)	$(0.40)

Loss per share - discontinued operations
Basic	$(0.94)	$(0.30)
Diluted	$(0.94)	$(0.30)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(1.88)	$(0.70)
Diluted	$(1.88)	$(0.70)

HC2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
24. Subsequent Events

On February 1, 2021, HC2 closed on $330.0 million of 8.500% senior secured notes due 2026 at an issue price of 100%. The Notes will be senior secured obligations of the Company and will be guaranteed by certain of the Company's domestic subsidiaries. The proceeds from the issuance of the Notes were used, together with the net cash proceeds of the Company’s previously announced sale of its majority-owned subsidiary Beyond6, Inc., to redeem in full HC2’s existing 11.50% senior secured notes, repay the outstanding indebtedness under its revolving credit agreement, pay related fees and expenses, and for general corporate purposes.

On February 3, 2021 the Company announced that R2 has received $10.0 million in funding from Huadong Medicine Company Limited (“Huadong”), a leading publicly traded Chinese pharmaceutical company. Huadong’s investment will be used to fund the launch of R2 Technologies’ first-to-market innovations Glacial Rx and Glacial Spa. In exchange for its equity investment in R2, Huadong receives exclusive distribution rights for R2’s products in the China and selected Asia-Pacific markets.

On February 23, 2021, the Company entered into a third amendment of the 2020 Revolving Credit Agreement with MSD PCOF Partners IX, LLC. Among other things, the Amendment (i) increases the aggregate principal amount of the Revolving Credit Facility to $20.0 million, (ii) extends the maturity date of the Revolving Credit Facility to February 23, 2024, (iii) updates the affirmative and negative covenants contained in the Amended Credit Agreement so that they are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the Senior Secured Notes and (iv) reduces the interest rate margin applicable to loans borrowed under the Amended Credit Agreement to the interest rate margins described below. Except as modified by the Amendment, the terms of the Credit Agreement remain in effect.