Form 10-Q
period 2021-03-31
HC2 HOLDINGS, INC.
filed 2021-05-07
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210

HC2 HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
295 Madison Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
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

As of April 30, 2021, 77,612,041 shares of common stock, par value $0.001, were outstanding.
F-1

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended March 31,
	2021	2020
Revenue	$171.8	$186.6
Cost of revenue	141.3	156.8
Gross Profit	30.5	29.8
Operating expenses:
Selling, general and administrative	37.1	38.9
Depreciation and amortization	3.9	4.3
Other operating loss	0.4	0.2
Loss from operations	(10.9)	(13.6)
Other (expense) income:
Interest expense	(21.4)	(19.2)
Loss on early extinguishment or restructuring of debt	(10.8)	(5.8)
Loss from equity investees	(2.1)	(2.5)
Other income	3.4	1.5
Loss from continuing operations before income taxes	(41.8)	(39.6)
Income tax (expense) benefit	(1.1)	9.7
Loss from continuing operations	(42.9)	(29.9)
Income (loss) from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the three months ended March 31, 2021 and 2020, respectively)	51.9	(71.1)
Net income (loss)	9.0	(101.0)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	3.6	17.9
Net income (loss) attributable to HC2 Holdings, Inc.	12.6	(83.1)
Less: Preferred dividends and deemed dividends from conversions	0.4	0.4
Net income (loss) attributable to common stock and participating preferred stockholders	$12.2	$(83.5)

Loss per common share - continuing operations
Basic	$(0.51)	$(0.60)
Diluted	$(0.51)	$(0.60)

Income (loss) per common share - discontinued operations
Basic	$0.66	$(1.22)
Diluted	$0.66	$(1.22)

Income (loss) per share - Net income (loss) attributable to common stock and participating preferred stockholders
Basic	$0.15	$(1.82)
Diluted	$0.15	$(1.82)

Weighted average common shares outstanding:
Basic	76.9	45.9
Diluted	76.9	45.9

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$9.0	$(101.0)
Other comprehensive income
Foreign currency translation adjustment	(0.8)	0.2
Unrealized losses on available-for-sale securities	(181.2)	(276.0)
Dispositions	—	22.8
Other comprehensive loss	(182.0)	(253.0)
Comprehensive loss	(173.0)	(354.0)
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(3.7)	(8.9)
Comprehensive loss attributable to HC2 Holdings, Inc.	$(176.7)	$(362.9)

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$54.2	$43.8
Accounts receivable, net	186.4	184.7
Costs and recognized earnings in excess of billings on uncompleted contracts	65.7	55.6
Assets held for sale	5,592.8	5,942.1
Other current assets	21.3	20.1
Total current assets	5,920.4	6,246.3
Investments	52.7	55.4
Deferred tax asset	2.7	3.0
Property, plant and equipment, net	110.7	112.8
Goodwill	110.9	111.0
Intangibles, net	167.1	172.1
Other assets	41.5	42.2
Total assets	$6,406.0	$6,742.8

Liabilities, temporary equity and stockholders’ equity
Current liabilities
Accounts payable	$70.2	$69.7
Accrued liabilities	78.6	77.1
Current portion of debt obligations	82.8	433.6
Billings in excess of costs and recognized earnings on uncompleted contracts	58.5	52.2
Liabilities held for sale	5,166.0	5,306.7
Other current liabilities	14.2	12.9
Total current liabilities	5,470.3	5,952.2
Deferred tax liability	6.9	7.0
Debt obligations	463.3	127.9
Other liabilities	34.0	39.8
Total liabilities	5,974.5	6,126.9
Commitments and contingencies
Temporary equity
Preferred stock	10.4	10.4
Redeemable noncontrolling interest	7.6	5.3
Total temporary equity	18.0	15.7
Stockholders’ equity
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at March 31, 2021 and December 31, 2020, respectively
Shares issued: 78,949,329 and 77,836,586 at March 31, 2021 and December 31, 2020, respectively
Shares outstanding: 77,564,273 and 76,726,835 at March 31, 2021 and December 31, 2020, respectively
Additional paid-in capital	355.7	355.7
Treasury stock, at cost: 1,385,056 and 1,109,751 shares at March 31, 2021 and December 31, 2020, respectively	(5.2)	(4.2)
Accumulated deficit	(176.1)	(188.7)
Accumulated other comprehensive income	215.1	396.9
Total HC2 Holdings, Inc. stockholders’ equity	389.6	559.8
Noncontrolling interest	23.9	40.4
Total stockholders’ equity	413.5	600.2
Total liabilities, temporary equity and stockholders’ equity	$6,406.0	$6,742.8

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	0.7	—	—	—	0.7	—	0.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	0.2
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.9	—	0.2	—	—	—	0.2	—	0.2	—
Transactions with noncontrolling interests	—	—	2.4	—	—	—	2.4	(14.5)	(12.1)	3.8
Other	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)	—
Net income	—	—	—	—	12.6	—	12.6	(1.9)	10.7	(1.7)
Other comprehensive loss	—	—	—	—	—	(181.8)	(181.8)	(0.1)	(181.9)	—
Balance as of March 31, 2021	77.6	$0.1	$355.7	$(5.2)	$(176.1)	$215.1	$389.6	$23.9	$413.5	$18.0

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	2.6	—	—	—	2.6	—	2.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(4.1)	—	—	—	(4.1)	—	(4.1)	4.1
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.8	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	3.3	—	—	—	3.3	(40.1)	(36.8)	(5.5)
Net loss	—	—	—	—	(83.1)	—	(83.1)	(15.0)	(98.1)	(2.9)
Other comprehensive income (loss)	—	—	—	—	—	(253.3)	(253.3)	7.7	(245.6)	1.3
Balance as of March 31, 2020	46.5	$—	$282.7	$(4.2)	$(179.8)	$(84.6)	$14.1	$46.4	$60.5	$18.6

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$9.0	$(101.0)
Less: Income (loss) from discontinued operations, net of tax	51.9	(71.1)
	(42.9)	(29.9)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	0.5	1.4
Depreciation and amortization	6.2	6.7
Amortization of deferred financing costs and debt discount	7.4	3.4
Loss on extinguishment of debt	10.8	5.8
Loss from equity investees	2.1	2.5
Asset impairment expense	2.1	0.1
Deferred income taxes	0.6	(9.0)
Other operating activities	(2.6)	1.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1.5)	(7.6)
Costs and recognized earnings in excess of billings on uncompleted contracts	(10.1)	(11.0)
Other current assets	(1.3)	(8.2)
Other assets	(0.9)	2.2
Accounts payable	(1.3)	16.0
Accrued liabilities	1.9	8.9
Billings in excess of costs and recognized earnings on uncompleted contracts	6.3	18.9
Other current liabilities	(1.2)	(10.6)
Other liabilities	0.7	4.8
Cash used in operating activities	(23.2)	(4.3)
Cash provided by discontinued operating activities	20.7	39.6
Cash (used in) provided by operating activities	(2.5)	35.3
Cash flows from investing activities
Purchase of property, plant and equipment	(3.2)	(5.0)
Proceeds from disposal of property, plant and equipment	—	0.5
Cash received from dispositions, net	71.2	144.0
Other investing activities	(1.6)	1.3
Cash provided by investing activities	66.4	140.8
Cash provided by (used in) discontinued investing activities	1.5	(80.7)
Cash provided by investing activities	67.9	60.1
Cash flows from financing activities
Proceeds from debt obligations	317.4	3.2
Principal payments on debt obligations	(356.5)	(99.9)
Cash received by subsidiary to issue preferred stock	10.0	—
Transactions with noncontrolling interests	(1.1)	(42.5)
Other financing activities	(1.4)	(2.9)
Cash used in financing activities	(31.6)	(142.1)
Cash used in discontinued financing activities	(4.3)	(6.1)
Cash used in financing activities	(35.9)	(148.2)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.4
Net increase in cash and cash equivalents, including cash classified within assets held for sale	29.2	(52.4)
Less: Net increase (decrease) in cash and cash equivalents classified within current assets held for sale	18.3	(44.0)
Net change in cash, cash equivalents and restricted cash	10.9	(8.4)
Cash, cash equivalents and restricted cash, beginning of period	45.3	24.7
Cash, cash equivalents and restricted cash, end of period	$56.2	$16.3

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

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Industrial Construction, Structural Steel and Facility Maintenance provider that provides 3-D Building Information Modeling (“BIM”), detailing, fabrication and erection of structural steel and heavy steel plate. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through GrayWolf, DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 51% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc., and an investment in Triple Ring Technologies, Inc.

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and an approximately 57% controlling interest in DTV America Corporation ("DTV") as well as approximately 19% proxy and voting rights from minority holders.

4.Our Insurance segment is comprised of the discontinued operations of Continental Insurance Group Ltd. ("CIG") and its wholly-owned subsidiary Continental General Insurance Company ("CGI"). CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CIG.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of March 31, 2021, the results of DBMG, Genovel, R2, HC2 Broadcasting, CIG, GMH and Beyond6 have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

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

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash, distributions from our subsidiaries, raising of additional debt or equity, refinancing of certain of our subsidiary indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company continues to closely monitor the impact of the COVID-19 pandemic, including the effectiveness of the vaccine programs, on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however as the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2021. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	March 31,
	2021	2020
Cash and cash equivalents, beginning of period	$43.8	$23.3
Restricted cash included in other assets	1.5	1.4
Total cash and cash equivalents and restricted cash	$45.3	$24.7

Cash and cash equivalents, end of period	$54.2	$14.9
Restricted cash included in other assets	2.0	1.4
Total cash and cash equivalents and restricted cash	$56.2	$16.3

Cash and cash equivalents classified in Assets held for sale, beginning of period	$195.2	$216.0
Restricted cash classified in Assets held for sale	0.2	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$195.4	$216.2

Cash and cash equivalents classified in Assets held for sale, end of period	$213.7	$172.1
Restricted cash classified in Assets held for sale	—	0.1
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$213.7	$172.2

Supplemental cash flow information:
Cash paid for interest	$10.5	$5.5
Cash paid for taxes, net of refunds	$0.7	$0.1
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$0.2	$6.6
Extinguishment of convertible note in exchange	$51.8	$—
Issuance of convertible note in exchange	$(51.8)	$—

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new balance sheet line items:

•The recast of Beyond6, ICS, and CIG's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale. See Note 3. Discontinued Operations for further information;

•As a result of the sale of ICS, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of the retained ICS entities as a separate segment. Formerly the Telecommunications segment, these entities have been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•As a result of the sale of Beyond6, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of Beyond6 as a separate segment. Formerly the Clean Energy segment, this entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Accounting Pronouncements Adopted in the Current Year

Accounting for Debt with Conversion Options

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, was issued by the FASB in August 2020. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The standard is effective on January 1, 2024, but early adoption was elected as of January 1, 2021. A modified retrospective method of transition was applied, which resulted in no impact to the Company.

Accounting Pronouncements to be Adopted Subsequent to December 31, 2021

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

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 19. Subsequent Events for the summary of the subsequent events.

3. Discontinued Operations

The results of GMSL, ICS, Beyond6, and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue	$1.7	$214.1
Life, accident and health earned premiums, net	28.4	28.6
Net investment income	43.9	51.9
Realized/unrealized gains (losses) on investments	9.5	(19.0)
Total revenue	83.5	275.6
Cost of revenue	0.8	207.4
Policy benefits, changes in reserves, and commissions	56.1	72.4
Selling, general and administrative	12.4	27.3
Depreciation and amortization	(5.9)	—
Income (loss) from operations	20.1	(31.5)
Interest expense	(0.4)	(5.6)
Gain (loss) on sale and liquidation of subsidiaries	40.4	(39.3)
Income from equity investees	—	0.5
Other (loss) income	(3.1)	2.0
Pre-tax income (loss) from discontinued operations	57.0	(73.9)
Income tax (expense) benefit	(5.1)	2.8
Income (loss) from discontinued operations	$51.9	$(71.1)

Sale of CGI

On March 29, 2021, the Company announced the definitive agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90 million, inclusive of $65 million in cash plus certain assets at CGI. The sale is pending regulatory approval. As of the first quarter of 2021, the Insurance segment met the held-for-sale criteria under ASC 205-20 and has been presented in discontinued operations.

Sale of GMSL

The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

The net proceeds from the sale of GMSL were used to repay $15.0 million under the Revolving Credit Agreement and redeem $76.9 million aggregate principal amount of the Company's 11.5% senior secured notes due 2021 (the "2021 Senior Secured Notes"), plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the three months ended March 31, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2021	2020
Interest expense	$—	$0.2
Amortization of deferred financing costs and original issuance discount	$—	$0.1

As a result of the mandatory redemption of $76.9 million of 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three months ended March 31, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Interest expense	$—	$2.2
Amortization of deferred financing costs and original issuance discount	$—	$0.2

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

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021. The Company recognized a $39.2 million gain on the sale.

A portion of the proceeds from the sale of Beyond6 were used to repay $15.0 million under the Revolving Credit Agreement and repay $27.9 million of the Company's 2021 Senior Secured Notes.

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest for the three months ended March 31, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Interest expense	$0.1	$—

As a result of the repayment of $27.9 million of the 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three months ended March 31, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Interest expense	$0.3	$0.8
Amortization of deferred financing costs and original issuance discount	$—	$0.1

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summarized assets and liabilities of the discontinued operations are as follows (in millions):

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$213.7	$195.2
Accounts receivable, net	—	13.6
Other current assets	8.1	8.7
Total current assets	221.8	217.5
Investments	4,361.3	4,610.2
Recoverable from reinsurers	953.4	957.5
Deferred tax asset	—	1.4
Property, plant and equipment, net	1.1	90.5
Goodwill	—	2.1
Intangibles, net	2.5	11.7
Other assets	48.2	51.2
Total assets held for sale	$5,588.3	$5,942.1

Liabilities
Current liabilities
Accounts payable	$—	$2.6
Accrued liabilities	15.4	35.8
Current portion of debt obligations	—	5.7
Other current liabilities	3.9	7.4
Total current liabilities	19.3	51.5
Life, accident and health reserves	4,632.2	4,627.5
Annuity reserves	227.2	228.8
Value of business acquired	193.6	199.8
Deferred tax liability	83.2	136.5
Debt obligations	—	50.6
Other liabilities	10.5	12.0
Total liabilities held for sale	$5,166.0	$5,306.7

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue
Infrastructure	$161.3	$176.5
Spectrum	10.5	10.1
Total revenue	$171.8	$186.6

Accounts receivables, net from contracts with customers consist of the following (in millions):

	March 31, 2021	December 31, 2020

Accounts receivables with customers
Infrastructure	$165.3	$168.5
Spectrum	6.9	7.3
Total accounts receivables with customers	$172.2	$175.8

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2021	2020
Commercial	$49.4	$62.8
Industrial	40.3	58.9
Transportation	13.9	16.3
Government	21.3	8.6
Leisure	7.5	16.0
Healthcare	8.9	8.0
Convention	9.4	2.4
Other	10.6	3.5
Total revenue from contracts with customers	161.3	176.5
Other revenue	—	—
Total Infrastructure segment revenue	$161.3	$176.5

Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2021	December 31, 2020

Contract assets	$65.7	$55.6
Contract liabilities	$58.5	$52.2

The change in contract assets is a result of the recording of $35.5 million of costs in excess of billings driven by new commercial projects, offset by $25.4 million of costs in excess of billings transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs of $38.7 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $32.4 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$159.1	$—	$159.1
Convention	67.3	—	67.3
Healthcare	33.8	—	33.8
Industrial	182.2	2.3	184.5
Transportation	16.0	—	16.0
Government	39.6	—	39.6
Leisure	3.5	—	3.5
Other	10.0	—	10.0
Remaining unsatisfied performance obligations	$511.5	$2.3	$513.8

DBMG includes an additional $8.9 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2021	2020
Network advertising	$4.7	$5.0
Broadcast station	4.4	3.5
Network distribution	0.9	1.0
Other	0.5	0.6
Total revenue from contracts with customers	10.5	10.1
Other revenue	—	—
Total Spectrum segment revenue	$10.5	$10.1

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The transaction price allocated to remaining unsatisfied performance obligations consisted of $2.3 million, $7.8 million, and $0.2 million of network advertising, broadcasting station revenues, and other revenues respectively of which $6.2 million is expected to be recognized within one year and $4.1 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Infrastructure Segment

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for approximately $145.0 million, which is expected to close in the second quarter of 2021. Banker Steel provides fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction industries.

Insurance Segment

Sale of CGI

On March 29, 2021, the Company announced the definitive agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90 million, inclusive of $65 million in cash plus certain assets at CGI. The sale is pending regulatory approval.

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

The purchase price is subject to customary potential downward or upward post-closing adjustments based on net working capital, cash, unpaid transaction expenses, indebtedness and certain of the Company’s pre-closing paid capital expenditures. The Share Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature.

The transaction closed on February 28, 2020. GMH received approximately $144.0 million of net proceeds from the sale, of which $36.8 million and $5.5 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. HC2 received net proceeds of approximately $100.8 million. In connection with the closing of the transaction, the purchaser deposited (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, the purchaser paid an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bonding facility was released.

In the first quarter of 2020, the Company recorded a $39.3 million loss, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

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

For the three months ended June 30, 2020, in conjunction with the first tranche of the sale, the Company received $85.5 million in cash, of which $17.5 million and $2.1 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. On the close date, New Saxon recorded a $71.1 million gain, included in Other income (loss) in the Condensed Consolidated Statements of Operations. The gain recognized includes $11.3 million related to the fair value of the put option. In addition, on the close date, the Company recorded a $7.2 million tax expense related to a foreign tax payment when the first tranche closed.

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

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders, for a total purchase price, net of Beyond6's debt and transaction expenses, customary purchase price adjustments and escrow arrangements, of approximately $106.5 million. Net proceeds received by HC2 at closing was cash consideration of approximately $70.0 million. The sale closed on January 15, 2021. The Company recognized a $39.2 million gain on the sale.

See Note 3. Discontinued Operations for further details.

6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	March 31, 2021	December 31, 2020

Contracts in progress	$114.6	$118.6
Unbilled retentions	50.9	50.3
Trade receivables	7.2	7.5
Other receivables	14.3	8.9
Allowance for doubtful accounts	(0.6)	(0.6)
Total	$186.4	$184.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
7. Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in millions):

	March 31, 2021	December 31, 2020

Equipment, furniture and fixtures, and software	$114.6	$113.7
Building and leasehold improvements	41.2	41.0
Land	24.1	24.1
Plant and transportation equipment	4.6	4.4
Construction in progress	4.4	3.1
	188.9	186.3
Less: Accumulated depreciation	78.2	73.5
Total	$110.7	$112.8

Depreciation expense was $4.7 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. These amounts included $2.3 million and $2.3 million of depreciation expense recognized within cost of revenue for each of the three months ended March 31, 2021 and 2020.

8. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2020	$89.6	$21.4	$111.0
Translation	(0.1)	—	(0.1)
Balance at March 31, 2021	$89.5	$21.4	$110.9

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets were as follows (in millions):

	March 31, 2021	December 31, 2020

FCC licenses	$108.6	$113.0
Other	—	—
Total	$108.6	$113.0

For the three months ended March 31, 2021, FCC licenses decreased $4.4 million due to reclassifications to held-for-sale as a result of our Spectrum segment entering into certain agreements to sell non-core FCC licenses.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$18.0	$(5.0)	$13.0	$18.0	$(4.6)	$13.4
Customer relationships	9 years	36.4	(12.9)	23.5	36.4	(12.1)	24.3
Channel sharing arrangements	35 years	20.2	(1.8)	18.4	20.2	(1.6)	18.6
Other	7 years	6.5	(2.9)	3.6	5.5	(2.7)	2.8
Total		$81.1	$(22.6)	$58.5	$80.1	$(21.0)	$59.1

Amortization expense for definite lived intangible assets was $1.5 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2021	$4.4
2022	5.8
2023	5.6
2024	5.6
2025	4.9
Thereafter	32.2
Total	$58.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Debt Obligations

Debt obligations consist of the following (in millions):

	March 31, 2021	December 31, 2020
Infrastructure
LIBOR plus 5.85% Note, due 2023	$70.6	$71.6
LIBOR plus 1.50% Line of Credit	38.3	38.7
Obligations under finance leases	0.1	0.2
Spectrum
8.50% Note due 2021	19.3	19.3
10.50% Note due 2021	32.9	32.9
Other, various maturity dates	2.9	2.9
Obligations under finance leases	0.3	0.6
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	—	340.4
8.50% Senior Secured Notes, due 2026	330.0	—
7.50% Convertible Senior Notes, due 2022	3.2	55.0
7.50% Convertible Senior Notes, due 2026	51.8	—
LIBOR plus 5.75% Line of Credit	—	15.0
	549.4	576.6
Issuance discount, issuance premium, and deferred financing costs	(3.3)	(15.1)
Less: current portion of debt obligations	(82.8)	(433.6)
Debt obligations	$463.3	$127.9

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2021	$0.4	$107.6	$108.0
2022	—	48.3	48.3
2023	—	104.2	104.2
2024	—	39.7	39.7
2025	—	31.9	31.9
Thereafter	—	413.6	413.6
Total minimum principal and interest payments	0.4	745.3	745.7
Less: Amount representing interest	—	(196.3)	(196.3)
Total aggregate finance lease and debt payments	$0.4	$549.0	$549.4

The interest rates on the finance leases range from approximately 2.0% to 11.5%.

Non-Operating Corporate

On February 1, 2021, HC2 repaid its 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.5% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.5% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued 7.5% convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Company accounted for the transactions under the debt extinguishment model as the present value of cash flows under the terms of the 2026 Senior Secured Notes and 2026 Convertible Notes was at least 10% different from the present value of the remaining cash flows under the 2021 Senior Secured Notes and the 2022 Convertible Notes.

The extinguishment of the 2021 Senior Secured Notes yielded a loss on extinguishment of $4.5 million. The extinguishment of the $51.8 million of 2022 Convertible Notes yielded a loss on extinguishment of $5.4 million, an acceleration of the amortization of discount of $5.3 million, and extinguishment of the bifurcated conversion option classified as equity of $7.7 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Senior Secured Notes

The 2026 Senior Secured Notes were issued under an indenture dated February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The 2026 Senior Secured Notes were issued at 100% of par.

Convertible Notes

The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par.

Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes have an effective interest rate of 3.16%, which reflects the $12.3 million premium and $1.0 million of deferred financing fees.

At March 31, 2021, the 2026 Convertible Notes had a carrying value of $62.8 million and an unamortized premium of $12.0 million. Based on the closing price of our common stock of $3.94 on March 31, 2021, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For the three months ended March 31, 2021, interest cost recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $0.6 million and zero, respectively.

Line of Credit
On February 23, 2021, the Company entered into a third amendment (the "Amendment") of the 6.75% line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). Among other things, the Amendment (i) increases the aggregate principal amount of the Revolving Credit Agreement to $20.0 million, (ii) extends the maturity date of the Revolving Credit Amendment to February 23, 2024, (iii) updates the affirmative and negative covenants contained in the Amended Credit Agreement so that they are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes and (iv) reduces the interest rate margin applicable to loans borrowed under the Amended Credit Agreement to 5.75% from the 6.75% described above. Except as modified by the Amendment, the terms of the Revolving Credit Agreement remain in effect. There are no outstanding borrowings on the Revolving Credit Agreement as of March 31, 2021.

HC2 is in compliance with our debt covenants as of March 31, 2021.

10. Supplementary Financial Information

Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

	March 31, 2021	December 31, 2020

Costs incurred on contracts in progress	$658.3	$752.9
Estimated earnings	132.8	139.0
	791.1	891.9
Less progress billings	783.9	888.5
	$7.2	$3.4
The above is included in the accompanying condensed consolidated balance sheet under the following line items:
Costs and recognized earnings in excess of billings on uncompleted contracts	$65.7	$55.6
Billings in excess of costs and recognized earnings on uncompleted contracts	(58.5)	(52.2)
	$7.2	$3.4

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments

Carrying values of other invested assets were as follows (in millions):

	March 31, 2021			December 31, 2020
	Measurement Alternative	Equity Method	Total	Measurement Alternative	Equity Method	Total
Common stock	$—	$2.5	$2.5	$—	$2.5	$2.5
Preferred stock	—	13.8	13.8	—	15.4	15.4
Fixed Maturities	0.5	—	0.5	0.5	—	0.5
Other	11.3	24.6	35.9	11.3	25.7	37.0
Total	$11.8	$40.9	$52.7	$11.8	$43.6	$55.4

Fair Value of Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, and other assets and liabilities that approximate fair value due to relatively short periods to maturity (in millions):

March 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$545.7	$558.3	$—	$558.3	$—
Total liabilities not accounted for at fair value	$545.7	$558.3	$—	$558.3	$—

December 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$560.7	$579.2	$—	$579.2	$—
Total liabilities not accounted for at fair value	$560.7	$579.2	$—	$579.2	$—
(1) Excludes certain lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	March 31, 2021	December 31, 2020

Right of use asset	$38.6	$39.8
Other	2.9	2.4
Total other non-current assets	$41.5	$42.2

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	March 31, 2021	December 31, 2020

Accrued expenses and other current liabilities	$34.0	$27.9
Accrued payroll and employee benefits	26.2	34.7
Accrued interest	17.8	13.9
Accrued income taxes	0.6	0.6
Total accrued liabilities	$78.6	$77.1

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	March 31, 2021	December 31, 2020

Lease liability	$31.6	$31.6
Other	2.4	8.2
Total other non-current liabilities	$34.0	$39.8

11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of March 31, 2021 and December 31, 2020, lease right-of-use assets and lease liabilities consists of the following (in millions):

	March 31, 2021	December 31, 2020

Right-of-use assets:
Operating lease (Other non-current assets)	$38.6	$39.8
Finance lease (Property, plant and equipment, net)	0.6	0.9
Total right-of-use assets	$39.2	$40.7

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$11.5	$11.2
Non-current portion of operating lease (Other non-current liabilities)	31.6	31.6
Finance lease (Debt obligations)	0.4	0.8
Total lease liabilities	$43.5	$43.6

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the three months ended March 31, 2021 and 2020. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2021 and 2045.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table summarizes the components of lease expense for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.3
Net finance lease cost	0.3	0.3
Operating lease cost	3.5	3.5
Variable lease cost	0.1	0.1
Total lease cost	$3.9	$3.9

Cash flow information related to leases for the three months ended March 31, 2021and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.3	$0.2
Operating cash flows from operating leases	$3.7	$3.5
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$3.9	$8.5

As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	March 31, 2021	December 31, 2020

Weighted-average remaining lease term (years) - operating lease	5.1	4.4
Weighted-average remaining lease term (years) - finance lease	0.7	0.9
Weighted-average discount rate - operating lease	7.3%	6.2%
Weighted-average discount rate - finance lease	8.6%	8.9%

As of March 31, 2021, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2021	$13.6	$0.4
2022	11.4	—
2023	9.1	—
2024	6.9	—
2025	4.1	—
Thereafter	5.1	—
Total future lease payments	50.2	0.4
Less: Present values	(7.1)	—
Total lease liability balance	$43.1	$0.4

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2021 interim tax provision.

Income tax expense was $1.1 million and an income tax benefit of $9.7 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense recorded for the three months ended March 31, 2021 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for the three months ended March 31, 2020 primarily relates to a one-time, discrete tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act on March 27, 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Operating Losses

At December 31, 2020, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $170.3 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of March 31, 2021, the Company expects that approximately $96.0 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2021. This estimate may change based on changes to the quarterly forecasts and actual results reported on the 2021 U.S. tax return.

Additionally, at December 31, 2020, the Company had $112.6 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the HC2 Holdings, Inc. U.S. consolidated income tax return. This balance includes $29.3 million from ANG which was sold during the first quarter of 2021.

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

The Company did not have any unrecognized tax benefits as of December 31, 2020 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $69.6 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Examinations

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits there is a risk that disputes may arise. Tax years 2002 - 2020 remain open for examination.

13. Commitments and Contingencies

Litigation

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Condensed Consolidated Financial Statements.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery against HC2 and certain of DBMG’s current and former officers and directors, including current and former HC2 officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with HC2, the “HC2 Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that HC2, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to HC2. FVI challenges the following transactions: (i) DBMG’s payments to HC2 from 2016–present pursuant to a Tax Sharing Agreement between DBMG and HC2; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by HC2; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to HC2 to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) HC2’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: HC2’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. HC2 believes the allegations in the FVI Amended Complaint are without merit and the HC2-related defendants have filed a motion to dismiss the complaint, which continues to be pending. HC2 intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV America Corporation (“DTV”) stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants HC2 Holdings, Inc., HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “HC2 Entities”) and certain current and former officers and directors of the HC2 Entities and DTV, including Phillip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the HC2 Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the HC2 Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the HC2 Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the HC2 Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to HC2 affiliates “without paying any value,” and (iv) transferred to the HC2 Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. HC2 believes the allegations in the Bocock Complaint are without merit and the HC2-related defendants intend to move to dismiss the complaint. HC2 intends to vigorously defend this litigation.

OSHA Complaint

On November 4, 2020, the Company received notice that a complaint was filed on August 27, 2020, with the U.S. Department of Labor (OSHA Complaint Number 2-4173-20-156), by a former employee of Continental Insurance Group Ltd. alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The Company submitted a position statement to the DOL denying the material allegations in the complaint. On April 27, 2021, the matter was resolved pursuant to a confidential settlement agreement that did not have a material impact on the Company's financial statements.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. Mr. Falcone rejected the Company’s most recent severance offer, and on December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association. The Company filed its Answering Statement and Counterclaims with the AAA on March 5, 2021. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. Mr. Falcone filed his Answer to the Company’s Counterclaims on March 19, 2021.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.5 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,152,202	$2.74
Vested	(2,258,905)	$4.08
Forfeited	(478,639)	$5.87
Unvested - December 31, 2020	628,433	$3.93
Granted	462,864	$3.75
Vested	(234,710)	$4.47
Forfeited	(31,171)	$2.62
Unvested - March 31, 2021	825,416	$3.73

At March 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $2.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.4 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(2,328,327)	$9.18
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding - March 31, 2021	4,739,858	$5.13

Eligible for exercise	4,738,508	$5.13

At March 31, 2021, the intrinsic value and average remaining life of the Company's outstanding options were $0.2 million and approximately 3.4 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.2 million and approximately 3.4 years.

At March 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.96 years. There are 1,350 unvested stock options expected to vest, with a weighted average remaining life of 8.0 years, a weighted average exercise price of $2.62, and an intrinsic value of $0.1 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
15. Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2021	December 31, 2020

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding	6,375	6,375
Series A-2 shares issued and outstanding	4,000	4,000

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

Optional Conversion. Each share of Preferred Stock may be converted by the holder into common stock at any time based on the then applicable conversion price. Pursuant to the Series A Certificate, each share of Series A Preferred Stock is currently convertible at a conversion price of $3.52. Pursuant to the Series A-2 Certificate, each share of Series A-2 Preferred Stock is currently convertible at a conversion price of $5.34. Such conversion prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the applicable conversion price (which adjustment shall be made on a weighted average basis).

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

As of March 31, 2021, Preferred A shares and Preferred A-2 shares were convertible into 1,835,695 and 751,880 shares, respectively, of HC2 common stock, excluding CGI shares eliminated in consolidation, as discussed below.

Preferred Share Activity

Series A Shares

CGI Purchase

On December 18, 2018, and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, which, as of March 31, 2021, is convertible into a total of 1,763,706 shares of the Company's common stock. The shares and dividends accrued related to the Series A Preferred shares owned by CGI are eliminated in consolidation.

On January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock, which, as of March 31, 2021, is convertible into a total of 1,879,699 shares of the Company's common stock. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI are eliminated in consolidation.

Luxor and Corrib Conversions

On August 2, 2016, the Company entered into separate agreements with each of Corrib Master Fund, Ltd. ("Corrib"), then a holder of 1,000 shares of Series A Preferred Stock, and certain investment entities managed by Luxor Capital Group, LP ("Luxor"), that together then held 9,000 shares of Series A-1 Preferred Stock. In conjunction with the conversions, the Company agreed to provide the following two forms of additional consideration for as long as the Preferred Stock remained entitled to receive dividend payments (the "Additional Share Consideration"):

•The Company agreed that in the event that Corrib and Luxor would have been entitled to any Participating Dividends payable, had they not converted the Preferred Stock (as defined in the respective Series A and Series A-1 Certificate of Designation), after the date of their Preferred Share conversion, then the Company will issue to Corrib and Luxor, on the date such Participating Dividends become payable by the Company, in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) the value of the Participating Dividends Corrib or Luxor would have received pursuant to Sections (2)(c) and (2)(d) of the respective Series A and Series A-1 Certificates of Designation, divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificates of Designation) for the period ending two business days prior to the underlying event or transaction that would have entitled Corrib or Luxor to such Participating Dividend had Corrib’s or Luxor’s Preferred Stock remain unconverted.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•The Company agreed that it will issue to Corrib and Luxor, on each quarterly anniversary commencing May 29, 2017 (or, if later, the date on which the corresponding dividend payment is made to the holders of the outstanding Preferred Stock), through and until the Maturity Date (as defined in the respective Series A and Series A-1 Certificates of Designation), in a transaction exempt from the registration requirements of the Securities Act the number of shares of common stock equal to (a) 1.875% the Accrued Value (as defined in the respective Series A and Series A-1 Certificates of Designation) of Corrib’s or Luxor’s Preferred Stock as of the Closing Date (as defined in applicable Voluntary Conversion Agreements) divided by (b) the Thirty Day VWAP (as defined in the respective Series A and Series A-1 Certificate of Designation) for the period ending two business days prior to the applicable Dividend Payment Date (as defined in the respective Series A and Series A-1 Certificate of Designation).

For the three months ended March 31, 2021, 49,075 and 5,521 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements. For the three months ended March 31, 2020, 77,794 and 8,752 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements.

The fair value of the Additional Share Consideration for the three months ended March 31, 2021 and 2020 was valued by the Company at $0.2 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

Preferred Share Dividends

During the three months ended March 31, 2021 and 2020, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2021

Declaration Date	March 31, 2021
Holders of Record Date	March 31, 2021
Payment Date	April 15, 2021
Total Dividend	$0.2

2020

Declaration Date	March 31, 2020
Holders of Record Date	March 31, 2020
Payment Date	April 15, 2020
Total Dividend	$0.2

16. Related Parties

HC2

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring zero and $0.7 million in services for the three months ended March 31, 2021 and 2020, respectively.

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Consolidated Balance Sheets.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
17. Operating Segment and Related Information

The Company currently has one primary reportable geographic segment - United States. The Company has four reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, Insurance, and Other. We also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated.

As a result of the sale of GMSL, ICS, and Beyond6, and in accordance with ASC 280, the Company no longer considers the results of operations and balance sheets of these entities and related subsidiaries as separate segments. Formerly part of the Marine Services, Telecommunications, and Clean Energy segments, these entities and the investment in HMN have been reclassified to the Other segment. In addition, as GMSL, ICS, Beyond6, and CIG are discontinued operations, all operating results of these entities have been reclassified to discontinued operations. This has been reflected in the tables below for both the current and historical periods presented.

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue
Infrastructure	$161.3	$176.5
Spectrum	10.5	10.1
Total revenue	$171.8	$186.6

	Three Months Ended March 31,
	2021	2020
Loss (income) from operations
Infrastructure	$2.2	$2.6
Life Sciences	(4.8)	(3.2)
Spectrum	(1.2)	(2.9)
Other	(0.4)	(1.0)
Non-operating Corporate	(6.7)	(9.1)
Total loss from operations	$(10.9)	$(13.6)

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Loss from operations	$(10.9)	$(13.6)
Interest expense	(21.4)	(19.2)
Loss on early extinguishment or restructuring of debt	(10.8)	(5.8)
Loss from equity investees	(2.1)	(2.5)
Other income	3.4	1.5
Loss from continuing operations before income taxes	(41.8)	(39.6)
Income tax (expense) benefit	(1.1)	9.7
Loss from continuing operations	(42.9)	(29.9)
Income (loss) from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the three months ended March 31, 2021 and 2020, respectively)	51.9	(71.1)
Net income (loss)	9.0	(101.0)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	3.6	17.9
Net income (loss) attributable to HC2 Holdings, Inc.	12.6	(83.1)
Less: Preferred dividends and deemed dividends from conversions	0.4	0.4
Net income (loss) attributable to common stock and participating preferred stockholders	$12.2	$(83.5)

	Three Months Ended March 31,
	2021	2020
Depreciation and Amortization
Infrastructure	$2.4	$2.6
Spectrum	1.5	1.7
Total	$3.9	$4.3

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2021	2020
Capital Expenditures (*)
Infrastructure	$1.6	$2.3
Life Sciences	0.2	—
Spectrum	1.4	2.7
Non-operating Corporate	—	—
Total	$3.2	$5.0
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2021	December 31, 2020

Investments
Infrastructure	$0.9	$0.9
Life Sciences	16.9	18.4
Other	34.9	36.1
Total	$52.7	$55.4

	March 31, 2021	December 31, 2020

Total Assets
Infrastructure	$503.1	$494.8
Life Sciences	26.0	21.4
Spectrum	209.7	213.6
Insurance	5,627.0	5,854.0
Other	38.8	167.3
Non-operating Corporate	41.4	30.1
Eliminations	(40.0)	(38.4)
Total	$6,406.0	$6,742.8

18. Basic and Diluted Income (Loss) Per Common Share

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2021 and 2020 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2021	2020
Loss from continuing operations	$(42.9)	$(29.9)
Loss attributable to noncontrolling interest and redeemable noncontrolling interest	2.8	2.8
Loss from continuing operations attributable to the Company	(40.1)	(27.1)
Less: Preferred dividends, deemed dividends and repurchase gains	0.4	0.4
Loss from continuing operations attributable to HC2 common stockholders	(40.5)	(27.5)
Income (loss) from discontinued operations	51.9	(71.1)
Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	0.8	15.1
Income (loss) from discontinued operations, net of tax and noncontrolling interest	52.7	(56.0)
Net income (loss) attributable to common stock and participating preferred stockholders	$12.2	$(83.5)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	76.9	45.9
Unvested restricted stock	0.4	—
Preferred stock (as-converted basis)	2.6	—
Total	79.9	45.9

Percentage of loss allocated to:
Common stock	96.2%	100.0%
Unvested restricted stock	0.5%	—%
Preferred stock	3.3%	—%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(39.0)	$(27.5)
Net income (loss) from discontinued operations attributable to common stock, basic	$50.7	$(56.0)
Net income (loss) attributable to common stock, basic	$11.7	$(83.5)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—

Net loss from continuing operations attributable to common stock, basic	$(39.0)	$(27.5)
Net income (loss) from discontinued operations attributable to common stock, basic	$50.7	$(56.0)
Net income (loss) attributable to common stock, basic	$11.7	$(83.5)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	76.9	45.9
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—
Weighted average common shares outstanding - diluted	76.9	45.9

Loss per share - continuing operations
Basic	$(0.51)	$(0.60)
Diluted	$(0.51)	$(0.60)

Income (loss) per share - discontinued operations
Basic	$0.66	$(1.22)
Diluted	$0.66	$(1.22)

Income (loss) per share - Net income (loss) attributable to common stock and participating preferred stockholders
Basic	$0.15	$(1.82)
Diluted	$0.15	$(1.82)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
19. Subsequent Events

In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2021 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2021 through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021, as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "HC2" means HC2 Holdings, Inc. and the "Company," "we" and "our" mean HC2 together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through four operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), Spectrum, and Insurance ("CIG"), plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

Certain previous year amounts have been reclassified to conform with current year presentations, including:

•The recast of Beyond6, ICS, and CIG's results to discontinued operations. Further, the reclassification of prior period assets and liabilities have been classified as held for sale. See Note 3. Discontinued Operations for further information;

•As a result of the sale of ICS, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of ICS as a separate segment. Formerly the Telecommunications segment, this entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•As a result of the sale of Beyond6, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of Beyond6 as a separate segment. Formerly the Clean Energy segment, this entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information;

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

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

The Company’s top priority is to protect its employees and their families, and those of the Company’s customers. The Company continues to take precautionary measures as directed by health authorities and local governments, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect personnel and customers, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak, the effectiveness of the vaccine program, the outbreak of any new strains of the coronavirus, and related travel advisories and restrictions, and its impact to the U.S. and global financial markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

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

During the three months ended March 31, 2021, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may continue to experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the three months ended March 31, 2021, $3.9 million of COVID-19 related expenses were incurred. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain may negatively impact DBMG’s results of operations, cash flows or financial condition. While this could cause the timing of revenue to be delayed and possibly impact earnings, as the vaccination program within the U.S. progresses, DBMG could see continued increases in its backlog position as companies re-engage on previously delayed or postponed projects and could see decreases in COVID-19 related expenses.

Spectrum

As a result of COVID-19, our Spectrum segment has experienced adverse effects on its advertising business because of weakness in the advertising market as advertisers seek to reduce their own costs in response to the pandemic’s impact on their businesses. While we are not able to predict when or whether advertising budgets and the advertising market generally will return or be comparable to historical levels, our Spectrum segment's advertising business appears to have begun to stabilize as the vaccination program within the U.S. progresses and additional businesses begin to reopen.

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

Acquisitions and Dispositions

Infrastructure

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million, which is expected to close in the second quarter of 2021. Banker Steel provides fabricated structural steel and erection services primarily for East Coast and Southeast commercial and industrial construction industries.

Insurance

Sale of CGI

On March 29, 2021, the Company announced the entry into a definitive agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90.0 million, inclusive of $65.0 million in cash plus the return of a portion of the affiliated assets held by CGI.

Other

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger ( the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Parent, and an affiliate of HC2 as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021. The Company recognized a $39.2 million gain on the sale.

Debt Obligations

Non-Operating Corporate

On February 1, 2021, HC2 repaid its 11.5% senior secured notes due 2021 (the "2021 Senior Secured Notes"), and issued $330.0 million aggregate principal amount of 8.5% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.5% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 23, 2021, the Company entered into a third amendment for the line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"), increasing the aggregate principal amount to $20.0 million and extending the maturity to February 23, 2024.

Other

On February 3, 2021 the Company announced that R2 received $10.0 million in funding from Huadong Medicine Company Limited (“Huadong”), a leading publicly traded Chinese pharmaceutical company. Huadong’s investment will be used to fund the launch of R2 Technologies’ first-to-market innovations Glacial Rx and Glacial Spa. As part of its equity investment in R2, Huadong receives exclusive distribution rights for R2’s products in the China and selected Asia-Pacific markets.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Revenue
Infrastructure	$161.3	$176.5	$(15.2)
Spectrum	10.5	10.1	0.4
Total revenue	171.8	186.6	(14.8)

Income (loss) from operations
Infrastructure	$2.2	$2.6	$(0.4)
Life Sciences	(4.8)	(3.2)	(1.6)
Spectrum	(1.2)	(2.9)	1.7
Other	(0.4)	(1.0)	0.6
Non-operating Corporate	(6.7)	(9.1)	2.4
Total loss from operations	(10.9)	(13.6)	2.7

Interest expense	(21.4)	(19.2)	(2.2)
Loss on early extinguishment or restructuring of debt	(10.8)	(5.8)	(5.0)
Loss from equity investees	(2.1)	(2.5)	0.4
Other income	3.4	1.5	1.9
Loss from continuing operations	(41.8)	(39.6)	(2.2)
Income tax (expense) benefit	(1.1)	9.7	(10.8)
Loss from continuing operations	(42.9)	(29.9)	(13.0)
Income (loss) from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the three months ended March 31, 2021 and 2020, respectively)	51.9	(71.1)	123.0
Net income (loss)	9.0	(101.0)	110.0
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	3.6	17.9	(14.3)
Net income (loss) attributable to HC2 Holdings, Inc.	12.6	(83.1)	95.7
Less: Preferred dividends, deemed dividends, and repurchase gains	0.4	0.4	—
Net income (loss) attributable to common stock and participating preferred stockholders	$12.2	$(83.5)	$95.7

Revenue: Revenue for the three months ended March 31, 2021 decreased $14.8 million to $171.8 million from $186.6 million for the three months ended March 31, 2020. The decrease in revenue was driven by our Infrastructure segment, primarily due to lower revenues from our structural steel fabrication and erection business, driven by timing of project work under execution and changes in backlog mix, as well as a decrease in power and industrial maintenance and repair work performed.

Loss from operations: Loss from operations for the three months ended March 31, 2021 decreased $2.7 million to a loss of $10.9 million from a loss of $13.6 million for the three months ended March 31, 2020. The decrease is attributable to lower overhead costs at Non-operating Corporate, driven by by lower bonus expense and additional cost saving measures implemented, and by our Spectrum segment driven by cost reductions at Network, a decrease in compensation and overhead expenses. This was partially offset by our Life Sciences segment driven by R2, which increased spending in the comparable period to support commercialization efforts and further develop its product platform.

Interest expense: Interest expense for the three months ended March 31, 2021 increased $2.2 million to $21.4 million from $19.2 million for the three months ended March 31, 2020. The increase was attributable to the acceleration of original issue discount at Non-Operating Corporate related to the refinancing of its debt during the period.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended March 31, 2021 increased $5.0 million to $10.8 million from $5.8 million for the three months ended March 31, 2020. This was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021, partially offset by the partial pay down of the 2021 Senior Secured Notes in the prior year.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2021 decreased $0.4 million to a loss of $2.1 million from a loss of $2.5 million for the three months ended March 31, 2020. The decrease was driven by the equity investment in HMN, as the joint venture produced higher profits than in the comparable period, which is generally attributable to the timing of turnkey project work, and a reduction in HC2's ownership in the second quarter of 2020. This was partially offset by an increase in losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other income: Other income for the three months ended March 31, 2021 increased $1.9 million to $3.4 million from $1.5 million for the three months ended March 31, 2020. The increase was primarily driven by the income recognized on a litigation settlement in the current period.

Income tax (expense) benefit: Income tax (expense) benefit was an expense of $1.1 million and a benefit of $9.7 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense recorded for the three months ended March 31, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax benefit recorded for March 31, 2020 primarily relates to a one-time, discrete benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act in the first quarter of 2020. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

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

Infrastructure Segment

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Revenue	$161.3	$176.5	$(15.2)

Cost of revenue	137.0	151.2	(14.2)
Selling, general and administrative	19.7	19.9	(0.2)
Depreciation and amortization	2.4	2.6	(0.2)
Other operating expense	—	0.2	(0.2)
Income from operations	$2.2	$2.6	$(0.4)

Revenue: Revenue from our Infrastructure segment for the three months ended March 31, 2021 decreased $15.2 million to $161.3 million from $176.5 million for the three months ended March 31, 2020. The decrease was primarily driven by lower revenues from our structural steel fabrication and erection business, driven by timing of project work under execution and changes in backlog mix, as well as a decrease in power and industrial maintenance and repair work performed. These decreases were partially offset by increases from our construction modeling and detailing business.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended March 31, 2021 decreased $14.2 million to $137.0 million from $151.2 million for the three months ended March 31, 2020. The decrease was primarily driven by the timing of project work under execution and change in backlog mix, partially offset by higher costs incurred in response to the COVID-19 pandemic.

Life Sciences Segment

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Selling, general and administrative	$4.8	$3.2	$1.6
Loss from operations	$(4.8)	$(3.2)	$(1.6)

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2021 increased $1.6 million to $4.8 million from $3.2 million for the three months ended March 31, 2020. The increase was driven by higher expenses at R2, which increased spending from the comparable period to ramp up operations to support commercialization efforts and further develop its product platform.

Spectrum

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Revenue	$10.5	$10.1	$0.4

Cost of revenue	4.3	5.6	(1.3)
Selling, general and administrative	5.5	5.7	(0.2)
Depreciation and amortization	1.5	1.7	(0.2)
Other operating expense	0.4	—	0.4
Loss from operations	$(1.2)	$(2.9)	$1.7

Revenue: Revenue from our Spectrum segment for the three months ended March 31, 2021 increased $0.4 million to $10.5 million from $10.1 million for the three months ended March 31, 2020. The increase was primarily driven by higher station revenues as our Spectrum segment launched new customers and grew the number of its operating stations, partially offset by a decrease in advertising revenues at the Azteca network driven by unrepeated political campaign expenditures and U.S. census advertising campaigns in the comparable period.

Cost of revenue: Cost of revenue from our Spectrum segment for the three months ended March 31, 2021 decreased $1.3 million to $4.3 million from $5.6 million for the three months ended March 31, 2020. The decrease was primarily driven by cost reductions at Network, partially offset by increased cost of revenues associated with the higher number of operating stations.

Other operating expense: Other operating expense from our Spectrum segment for the three months ended March 31, 2021 decreased $0.4 million to loss of $0.4 million from zero for the three months ended March 31, 2020. The decrease was primarily due to an impairment of a right of use asset as a result of subletting office space, partially offset by an increase in gains from FCC reimbursements.

Non-operating Corporate

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Selling, general and administrative	$6.7	$9.1	$(2.4)
Loss from operations	$(6.7)	$(9.1)	$2.4

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2021 decreased $2.4 million to $6.7 million from $9.1 million for the three months ended March 31, 2020. The decrease was driven by unrepeated costs related to the proxy contest in the comparable period as well as decreases in stock compensation expense, bonus expense, rent expense and various consulting expenses in the current period, partially offset by increased legal expenses.

Loss from Equity Investees

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Life Sciences	$(1.5)	$(1.0)	$(0.5)
Other	(0.6)	(1.5)	0.9
Loss from equity investees	$(2.1)	$(2.5)	$0.4

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2021 increased $0.5 million to $1.5 million from $1.0 million for the three months ended March 31, 2020. The increase in loss was largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Loss from equity investees within our Other segment for the three months ended March 31, 2021 decreased $0.9 million to $0.6 million from $1.5 million for the three months ended March 31, 2020. The decrease in loss was driven by the equity investment in HMN, as the joint venture produced a lower loss than in the comparable period, which is generally attributable to the timing of turnkey project work, and a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for discontinued operations; depreciation and amortization; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; net gain (loss) on contingent consideration; loss on early extinguishment or restructuring of debt; foreign currency transaction (gain) loss included in cost of revenue; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based payment expense; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Three months ended March 31, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net Income (loss) attributable to HC2 Holdings, Inc.						$12.6
Less: Discontinued operations						51.9
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$—	$(4.2)	$(4.4)	$(30.8)	$0.1	$(39.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.4	—	1.5	—	—	3.9
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	2.3
Other operating (income) expenses	—	—	0.4	—	—	0.4
Interest expense	1.9	—	2.3	17.2	—	21.4
Other (income) expense, net	0.2	—	0.4	(4.0)	—	(3.4)
Loss on early extinguishment or restructuring of debt	—	—	0.9	9.9	—	10.8
Income tax (benefit) expense	—	—	—	1.1	—	1.1
Noncontrolling interest	—	(2.1)	(0.5)	—	(1.1)	(3.7)
Share-based compensation expense	—	0.1	0.1	0.4	—	0.6
Nonrecurring Items	0.2	—	—	0.5	—	0.7
COVID-19 Costs	3.9	—	—	—	—	3.9
Acquisition and disposition costs	0.4	—	0.1	1.7	0.1	2.3
Adjusted EBITDA	$11.3	$(6.2)	$0.8	$(4.0)	$(0.9)	$1.0

(in millions)	Three months ended March 31, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net Income (loss) attributable to HC2 Holdings, Inc.						$(83.1)
Less: Discontinued operations						(71.1)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$(0.1)	$(3.2)	$(5.5)	$(25.8)	$22.6	$(12.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.6	—	1.7	—	—	4.3
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	2.3
Other operating (income) expenses	0.2	—	—	—	—	0.2
Interest expense	2.2	—	3.2	13.8	—	19.2
Loss on early extinguishment or restructuring of debt	—	—	—	5.8	—	5.8
Other (income) expense, net	0.2	—	0.6	(2.4)	—	(1.6)
Income tax (benefit) expense	0.2	—	—	(0.4)	(9.5)	(9.7)
Noncontrolling interest	—	(1.0)	(1.1)	—	(15.7)	(17.8)
Share-based compensation expense	—	—	0.1	1.4	—	1.5
Nonrecurring Items	0.9	—	—	1.4	—	2.3
COVID-19 Costs	0.4	—	—	—	—	0.4
Acquisition and disposition costs	0.1	—	—	1.2	0.9	2.2
Adjusted EBITDA	$9.0	$(4.2)	$(1.0)	$(5.0)	$(1.7)	$(2.9)

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2021 increased $0.1 million to zero from a loss of $0.1 million for the three months ended March 31, 2020. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2021 increased $2.3 million to $11.3 million from $9.0 million for the three months ended March 31, 2020. The increase in Adjusted EBITDA can be attributed to infrastructure work performed by the construction modeling and detailing business, the timing of project work under execution and change in backlog mix in the fabrication and erection business, partially offset by a decline in power and industrial repair and maintenance work performed.
Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2021 decreased $1.0 million to $4.2 million from $3.2 million for the three months ended March 31, 2020. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2021 increased $2.0 million to $6.2 million from $4.2 million for the three months ended March 31, 2020. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which increased spending from the comparable period to support commercialization efforts and further develop its product platform, and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2021 decreased $1.1 million to $4.4 million from $5.5 million for the three months ended March 31, 2020. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2021 increased $1.8 million to income of $0.8 million from an Adjusted EBITDA loss of $1.0 million for the three months ended March 31, 2020. The overall increase in Adjusted EBITDA to income was primarily driven by cost reductions at Network, a decrease in compensation and overhead expenses, as well as higher station revenues as our Spectrum segment grew the number of operating stations and launched new customers across its broadcast platform. This was partially offset by a decrease in advertising revenues at the Azteca network driven by unrepeated political campaign expenditures and U.S. census advertising campaigns in the comparable period and severance costs incurred in the current period.

Non-operating Corporate: Net income (loss) from our Non-operating Corporate segment for the three months ended March 31, 2021 increased $5.0 million to net loss of $30.8 million from $25.8 million for the three months ended March 31, 2020. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2021 decreased $1.0 million to $4.0 million from $5.0 million for the three months ended March 31, 2020. The decrease in Adjusted EBITDA loss was driven by a decrease in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, partially offset by an increase in legal fees resulting from an increase in activity.

Other and Elimination: Net loss from our Other segment for the three months ended March 31, 2021 decreased $22.5 million to $0.1 million from $22.6 million for the three months ended March 31, 2020. Adjusted EBITDA losses from our Other segment for the three months ended March 31, 2021 decreased $0.8 million to $0.9 million from $1.7 million for the three months ended March 31, 2020. The decrease in Adjusted EBITDA loss for Other and Eliminations was driven by the equity investment in HMN, as the joint venture produced fewer losses than in the comparable period, which is generally attributable to the timing of turnkey project work, and a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

(in millions):	Three months ended March 31,
	2021	2020	Increase / (Decrease)
Infrastructure	$11.3	$9.0	$2.3
Life Sciences	(6.2)	(4.2)	(2.0)
Spectrum	0.8	(1.0)	1.8
Non-Operating Corporate	(4.0)	(5.0)	1.0
Other and Eliminations	(0.9)	(1.7)	0.8
Adjusted EBITDA	$1.0	$(2.9)	$3.9

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

Infrastructure Segment

At March 31, 2021, DBMG's backlog was $522.7 million, consisting of $329.1 million under contracts or purchase orders and $193.6 million under letters of intent or notices to proceed. Approximately $217.1 million, representing 41.5% of DBMG’s backlog at March 31, 2021, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, and its Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

As of March 31, 2021, the Company had $54.2 million of cash and cash equivalents compared to $43.8 million as of December 31, 2020. On a stand-alone basis, as of March 31, 2021, the Non-Operating Corporate segment had cash and cash equivalents of $36.4 million compared to $27.5 million at December 31, 2020.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, liabilities associated with insurance products, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2021, the Company had $549.4 million of indebtedness on a consolidated basis compared to $576.6 million as of December 31, 2020. On a stand-alone basis, as of March 31, 2021 and December 31, 2020, HC2 had indebtedness of $385.0 million and $410.4 million, respectively.

HC2's stand-alone debt consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, the $3.2 million aggregate principal amount of 2022 Convertible Notes, and the $51.8 million aggregate principal amount of 2026 Convertible Notes. HC2 is required to make semi-annual interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, and quarterly interest payments, if applicable, on its 2024 Revolving Credit Agreement.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

HC2 received $1.3 million in net management fees from its Insurance segment during the three months ended March 31, 2021.

The maturity date for the Company's Preferred Stock is May 29, 2021. Our Insurance segment subsidiary, CGIC, is a holder of our Preferred Stock, owning 6,125 Series A and 10,000 Series A-2 shares. In connection with the sale of the Insurance segment to Continental General Holdings LLC, the buyer has agreed to extend the maturity date for the Preferred Stock owned by CGIC by five years from the closing date of the sale and has agreed to such other amendments to the certificates of designation for our Preferred Stock necessary to give effect to such extension of the maturity date. External holders of our Preferred Stock, which include 6,375 Series A and 4,000 Series A-2 shares, have the right to require the Company to redeem each such holder’s shares in whole or in part at a redemption price equal to the accrued value of the shares plus any accrued and unpaid dividends; however, certain of the external holders of our Preferred Stock may, but are under no obligation to, agree to a similar extension of the maturity date of our Preferred Stock held by such holder. We believe our current liquidity sources, including our available cash and cash equivalents, borrowing capacity under our Revolving Credit Agreement and dividends and tax sharing agreement from our DBMG subsidiary are sufficient to meet the redemption obligations on our Preferred Stock.

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

We have seen significant costs increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on its projects. During the three months ended March 31, 2021, $3.9 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity for the three months ended March 31, 2021, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Additionally, in response to the COVID-19 pandemic, our corporate staff is predominantly working remotely and many of our key vendors, and consultants similarly work remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions.

Capital Expenditures

Capital expenditures for the years ended March 31, 2021 and 2020 are set forth in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Infrastructure	$1.6	$2.3
Life Sciences	0.2	—
Spectrum	1.4	2.7
Total	$3.2	$5.0

Indebtedness

2026 Senior Secured Notes Terms and Conditions

Maturity. The 2026 Senior Secured Notes mature on August 1, 2026.

Interest. The 2026 Senior Secured Notes accrue interest at a rate of 8.50% per year. Interest on the 2026 Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year.

Issue Price. The issue price of the 2026 Senior Secured Notes was 100% of par.

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

Collateral. The 2026 Senior Secured Notes are secured by a first priority lien on substantially all of the Company’s assets (except for certain "Excluded Assets," and subject to certain "Permitted Liens," each as defined in the Secured Indenture), including, without limitation:

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

Events of Default. The Secured Indenture contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes to become immediately due and payable.

2022 Convertible Notes Terms and Conditions

Maturity. The 2022 Convertible Notes mature on June 1, 2022 unless earlier converted, redeemed or purchased.

Interest. The 2022 Convertible Notes accrue interest at a rate of 7.5% per year. Interest on the 2022 Convertible Notes is paid semi-annually on December 1 and June 1 of each year.

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

Optional Redemption. The Company could not redeem the notes prior to June 1, 2020. From or after June 1, 2020, the Company may redeem for cash all of the notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (which need not be consecutive trading days) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

Conversion Rights. The 2022 Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the indenture governing the 2022 Convertible Notes) or the Company’s delivery of a notice of redemption for the 2022 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The indenture governing the 2022 Convertible Notes contains customary events of default which could, subject to certain conditions, cause the 2022 Convertible Notes to become immediately due and payable.

2026 Convertible Notes Terms and Conditions

Maturity. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased.

Interest. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year. Interest on the 2026 Convertible Notes is paid semi-annually on February 1 and August 1 of each year.

Issue Price. The issue price of the 2026 Convertible Notes was 100% of par.

Ranking. The notes are the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s 2026 Senior Secured Notes, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

Optional Redemption. The Company may not redeem the notes prior to August 1, 2023. On or after August 1, 2023, the Company may redeem for cash all of the notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (which need not be consecutive trading days) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

Conversion Rights. The 2026 Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the Convertible Indenture) or the Company’s delivery of a notice of redemption for the 2026 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC (“MSD”)

Ranking. Obligations under the Revolving Credit Agreement constitute a First-Out Debt, as defined in the Senior Secured Indenture, and are secured on a pari passu basis with the 2026 Senior Secured Notes with a maturity date of February 23, 2024.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Revolving Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

Infrastructure

The Wells Fargo Facility and the TCW Loan associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance. As of March 31, 2021, DBMG was in compliance with all of the financial covenants to its debt agreements.

See Note 9. Debt Obligations to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Company's indebtedness.

Restrictive Covenants

The indenture governing the 2026 Senior Secured Notes dated February 1, 2021, by and among HC2, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Senior Secured Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity and (2) collateral coverage.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of March 31, 2021, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2021, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020
Operating activities from Continuing Operations	$(23.2)	$(4.3)	$(18.9)
Investing activities from Continuing Operations	66.4	140.8	(74.4)
Financing activities from Continuing Operations	(31.6)	(142.1)	110.5
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.4	(0.7)
Cash flows from discontinued operations	17.9	(47.2)	65.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$29.2	$(52.4)	$81.6
Less: Net increase (decrease) in cash and cash equivalents classified within current assets held for sale	18.3	(44.0)	62.3
Net change in cash, cash equivalents and restricted cash	$10.9	$(8.4)	$19.3

Operating Activities

Cash used in operating activities was $23.2 million for the three months ended March 31, 2021 as compared to cash used in operating activities of $4.3 million for the three months ended March 31, 2020. The $18.9 million change was primarily related to an increase in working capital due to the timing of interest payments as a result of the refinancing, ramp of product launch at R2, scheduling of payments at Spectrum, and project timing at Infrastructure.

Investing Activities

Cash provided by investing activities was $66.4 million for the three months ended March 31, 2021 as compared to cash provided by investing activities of $140.8 million for the three months ended March 31, 2020. The $74.4 million change was from the reduction in proceeds from the sale of subsidiaries. Beyond6 was sold in 2021 for net proceeds of $70.0 million while compared to GMSL sold in the prior year for net proceeds of $144.0 million.

Financing Activities

Cash used in financing activities was $31.6 million for the three months ended March 31, 2021 as compared to cash used in financing activities of $142.1 million for the three months ended March 31, 2020. The $110.5 million change was primarily a result of the larger principal payments on debt obligations at our Non-Operating Corporate segment in the comparable period and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL in the comparable period.

Discontinued Operations

Cash provided by discontinued operations was $17.9 million for the three months ended March 31, 2021 as compared to cash used by discontinued operations of $47.2 million for the three months ended March 31, 2020. The $65.1 million increase was largely due to a decline in net investment spend at our Insurance segment compared to the prior year.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2021 debt balance, DBMG anticipates that its interest payments will be approximately $1.7 million each quarter of 2021.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have reclassified several entities as discontinued operations for the three months ended March 31, 2021 and 2020. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

•The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale, inclusive of recognizing a $31.3 million loss from the realization of AOCI. During the fourth quarter of 2020, the Company recognized a gain of $2.4 million as a result of bonding releases related to projects which existed prior to sale. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

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

•On December 31, 2020, the Company signed the Merger Agreement to sell Beyond6. The sale closed on January 15, 2021. The Company recognized a $39.2 million gain on the sale.

•On March 29, 2021, the Company announced the definitive agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020.

Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operations, Investing and Financing activities sections for each year presented.

In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

Off-Balance Sheet Arrangements

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party, as disclosed in Note 16. Related Parties to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at March 31, 2021 included letters of credit of $9.8 million under Credit and Security Agreements and performance bonds of $107.0 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2021. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

HC2, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 295 Madison Avenue, 12th Floor, New York, NY, 10017. The Company’s telephone number is (212) 235-2690. Our Internet address is www.hc2.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of covenants in the Indenture governing HC2’s new notes, the Certificates of Designation governing HC2’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 9. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•its ability to successfully consummate the acquisition of Banker Steel Holdco LLC;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 13. Commitments and Contingencies to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Other than noted below, there have been no additional material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

2.1
First Amendment to Agreement and Plan of Merger, dated as of January 15, 2021 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by HC2 on January 19, 2021) (File No. 021-35210)

2.2
Membership Interest Purchase Agreement, dated March 12, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HC2 on March 15, 2021) (File No. 021-35210)

2.3
Stock Purchase Agreement, dated March 26, 2021, by and among HC2 Holdings 2, Inc., Continental Insurance Group, Ltd. and Continental General Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HC2 on March 29, 2021) (File No. 021-35210)

4.1
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among HC2 Holdings, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.2
Form of 8.500% senior secured notes due 2026 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.3
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between HC2 Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.4
Form of 7.5% convertible senior notes due 2026 (included in exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.
Date:	May 7, 2021	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)