Form 10-Q
period 2021-06-30
HC2 HOLDINGS, INC.
filed 2021-08-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, 77,819,782 shares of common stock, par value $0.001, were outstanding.
F-1

HC2 HOLDINGS, INC.
INDEX TO FORM 10-Q

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$243.8	$181.8	$415.6	$368.4
Cost of revenue	207.4	152.1	348.7	308.9
Gross profit	36.4	29.7	66.9	59.5
Operating expenses:
Selling, general and administrative	39.5	36.4	76.6	75.3
Depreciation and amortization	4.8	4.5	8.7	8.8
Other operating (income) loss	(0.2)	(2.3)	0.2	(2.1)
Loss from operations	(7.7)	(8.9)	(18.6)	(22.5)
Other (expense) income:
Interest expense	(12.4)	(19.1)	(33.8)	(38.3)
Loss on early extinguishment or restructuring of debt	(1.6)	(3.4)	(12.4)	(9.2)
Income (loss) from equity investees	0.2	(0.2)	(1.9)	(2.7)
Other income	0.4	64.6	3.8	66.1
(Loss) income from continuing operations before income taxes	(21.1)	33.0	(62.9)	(6.6)
Income tax expense	(2.6)	(12.0)	(3.7)	(2.3)
(Loss) income from continuing operations	(23.7)	21.0	(66.6)	(8.9)
(Loss) income from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the six months ended June 30, 2021 and 2020, respectively)	(1.5)	7.5	50.4	(63.6)
Net (loss) income	(25.2)	28.5	(16.2)	(72.5)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	(15.4)	5.3	2.5
Net (loss) income attributable to HC2 Holdings, Inc.	(23.5)	13.1	(10.9)	(70.0)
Less: Preferred dividends and deemed dividends from conversions	0.2	0.4	0.6	0.8
Net (loss) income attributable to common stock and participating preferred stockholders	$(23.7)	$12.7	$(11.5)	$(70.8)

(Loss) income per common share - continuing operations
Basic	$(0.29)	$0.11	$(0.82)	$(0.48)
Diluted	$(0.29)	$0.11	$(0.82)	$(0.48)

(Loss) income per common share - discontinued operations
Basic	$(0.02)	$0.15	$0.67	$(1.06)
Diluted	$(0.02)	$0.14	$0.67	$(1.06)

(Loss) income per share - Net (loss) income attributable to common stock and participating preferred stockholders
Basic	$(0.31)	$0.26	$(0.15)	$(1.54)
Diluted	$(0.31)	$0.25	$(0.15)	$(1.54)

Weighted average common shares outstanding:
Basic	77.0	46.8	77.1	45.9
Diluted	77.0	48.8	77.1	45.9

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(25.2)	$28.5	$(16.2)	$(72.5)
Other comprehensive income (loss)
Foreign currency translation adjustment	(0.4)	3.8	(1.2)	4.0
Unrealized income (loss) on available-for-sale securities	123.5	283.8	(57.7)	7.8
Dispositions	—	(0.7)	—	22.1
Other comprehensive income (loss)	123.1	286.9	(58.9)	33.9
Comprehensive income (loss)	97.9	315.4	(75.1)	(38.6)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(1.7)	16.2	(5.4)	7.3
Comprehensive income (loss) attributable to HC2 Holdings, Inc.	$96.2	$331.6	$(80.5)	$(31.3)

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$18.1	$43.8
Accounts receivable, net	364.6	184.7
Costs and recognized earnings in excess of billings on uncompleted contracts	63.7	55.6
Assets held for sale	5,812.4	5,942.1
Other current assets	28.9	20.1
Total current assets	6,287.7	6,246.3
Investments	53.1	55.4
Deferred tax asset	2.0	3.0
Property, plant and equipment, net	173.3	112.8
Goodwill	121.1	111.0
Intangibles, net	222.0	172.1
Other assets	76.7	42.2
Total assets	$6,935.9	$6,742.8

Liabilities, temporary equity and stockholders’ equity
Current liabilities
Accounts payable	$135.1	$69.7
Accrued liabilities	101.9	77.1
Current portion of debt obligations	70.2	433.6
Billings in excess of costs and recognized earnings on uncompleted contracts	146.8	52.2
Liabilities held for sale	5,261.6	5,306.7
Other current liabilities	18.7	12.9
Total current liabilities	5,734.3	5,952.2
Deferred tax liability	7.0	7.0
Debt obligations	606.3	127.9
Other liabilities	70.6	39.8
Total liabilities	6,418.2	6,126.9
Commitments and contingencies
Temporary equity
Preferred stock	—	10.4
Redeemable noncontrolling interest	6.2	5.3
Total temporary equity	6.2	15.7
Stockholders’ equity
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at June 30, 2021 and December 31, 2020, respectively
Shares issued: 79,208,998 and 77,836,586 at June 30, 2021 and December 31, 2020, respectively
Shares outstanding: 77,823,942 and 76,726,835 at June 30, 2021 and December 31, 2020, respectively
Additional paid-in capital	354.8	355.7
Treasury stock, at cost: 1,385,056 and 1,109,751 shares at June 30, 2021 and December 31, 2020, respectively	(5.2)	(4.2)
Accumulated deficit	(199.6)	(188.7)
Accumulated other comprehensive income	338.2	396.9
Total HC2 Holdings, Inc. stockholders’ equity	488.3	559.8
Noncontrolling interest	23.2	40.4
Total stockholders’ equity	511.5	600.2
Total liabilities, temporary equity and stockholders’ equity	$6,935.9	$6,742.8

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2021	77.6	$0.1	$355.7	$(5.2)	$(176.1)	$215.1	$389.6	$23.9	$413.5	$18.0
Share-based compensation	—	—	0.6	—	—	—	0.6	—	0.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Preferred stock dividend	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Issuance of common stock	0.2	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of preferred stock by subsidiary	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Redemption of Series A and A-2 Preferred Stock	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(1.6)	—	—	—	(1.6)	(0.5)	(2.1)	—
Net loss	—	—	—	—	(23.5)	—	(23.5)	(0.2)	(23.7)	(1.5)
Other comprehensive income	—	—	—	—	—	123.1	123.1	—	123.1	—
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total HC2 Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	1.3	—	—	—	1.3	—	1.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	0.3
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Issuance of common stock	1.1	—	0.7	—	—	—	0.7	—	0.7	—
Purchase of preferred stock by subsidiary	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Redemption of Series A and A-2 Preferred Stock	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	0.8	—	—	—	0.8	(15.0)	(14.2)	3.8
Other	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)	—
Net loss	—	—	—	—	(10.9)	—	(10.9)	(2.1)	(13.0)	(3.2)
Other comprehensive loss	—	—	—	—	—	(58.7)	(58.7)	(0.1)	(58.8)	—
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2

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

See notes to Condensed Consolidated Financial Statements

HC2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16.2)	$(72.5)
Less: Income (loss) from discontinued operations, net of tax	50.4	(63.6)
	(66.6)	(8.9)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	1.3	1.7
Depreciation and amortization	13.8	13.4
Amortization of deferred financing costs and debt discount	8.3	7.0
Loss on extinguishment of debt	12.4	9.2
Loss from equity investees	1.9	2.7
Asset impairment expense	2.2	0.1
Net realized and unrealized gains on investments	—	(72.5)
Deferred income taxes	1.3	—
Other operating activities	(4.6)	1.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(67.9)	23.3
Costs and recognized earnings in excess of billings on uncompleted contracts	(6.1)	(7.2)
Other current assets	0.5	(8.2)
Other assets	5.5	3.1
Accounts payable	24.6	6.5
Accrued liabilities	25.3	12.0
Billings in excess of costs and recognized earnings on uncompleted contracts	39.6	17.5
Other current liabilities	(26.0)	(17.1)
Other liabilities	(0.2)	8.1
Cash used in operating activities	(34.7)	(8.1)
Cash provided by discontinued operating activities	34.3	55.9
Cash (used in) provided by continuing operating activities	(0.4)	47.8
Cash flows from investing activities
Purchase of property, plant and equipment	(8.0)	(10.0)
Proceeds from disposal of property, plant and equipment	1.1	0.6
Sale of investments	—	85.5
Cash received from dispositions, net of cash disposed	71.2	144.0
Cash paid for acquisitions, net of cash acquired	(128.5)	—
Other investing activities	1.4	3.5
Cash (used in) provided by investing activities	(62.8)	223.6
Cash (used in) provided by discontinued investing activities	31.6	(84.7)
Cash (used in) provided by continuing investing activities	(31.2)	138.9
Cash flows from financing activities
Proceeds from debt obligations	528.2	(0.7)
Principal payments on debt obligations	(446.1)	(154.2)
Cash received by subsidiary to issue preferred stock	10.0	10.0
Redemption of preferred stock	(10.4)	—
Transactions with noncontrolling interests	(6.9)	(62.1)
Other financing activities	(1.2)	(4.2)
Cash (used in) provided by financing activities	73.6	(211.2)
Cash (used in) provided by discontinued financing activities	(7.6)	(11.4)
Cash (used in) provided by continuing financing activities	66.0	(222.6)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	0.6
Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	33.7	(35.3)
Less: Net increase (decrease) in cash and cash equivalents from discontinued operations	58.3	(35.7)
Net change in cash, cash equivalents and restricted cash	(24.6)	0.4
Cash, cash equivalents and restricted cash, beginning of period	45.3	24.7
Cash, cash equivalents and restricted cash, end of period	$20.7	$25.1

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

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Industrial Construction, Structural Steel and Facility Maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf, DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through the recently acquired Banker Steel, DBMG provides fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market. The Company maintains an approximately 92% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 51% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), and an investment in Triple Ring Technologies, Inc ("Triple Ring").

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains an approximately 98% controlling interest in HC2 Broadcasting and maintains a controlling interest of 76%, inclusive of approximately 15% proxy rights from minority holders of DTV America Corporation ("DTV").

4.Our Insurance segment is comprised of the discontinued operations of Continental Insurance Group Ltd. ("CIG") and its wholly-owned subsidiaries Continental General Insurance Company ("CGI") and Continental LTC, Inc. CGI provides long-term care, life, annuity, and other accident and health coverage that help protect policy and certificate holders from the financial hardships associated with illness, injury, loss of life, or income continuation. The Company maintains a 100% interest in CIG which was sold subsequent to quarter end on July 1, 2021.

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

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. As of June 30, 2021, the results of DBMG, Genovel, R2, HC2 Broadcasting, CIG, GMH and Beyond6 have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

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

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash, distributions from our subsidiaries, raising of additional debt or equity, refinancing of certain of our subsidiary indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company continues to closely monitor the impact of the COVID-19 pandemic, including the effectiveness of the vaccine programs, on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels and any potential prolonging or worsening of the pandemic due to COVID-19 variants. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however as the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2021. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	June 30,
	2021	2020
Cash and cash equivalents, beginning of period	$43.8	$23.3
Restricted cash included in other assets	1.5	1.4
Total cash and cash equivalents and restricted cash	$45.3	$24.7

Cash and cash equivalents, end of period	$18.1	$23.7
Restricted cash included in other assets	2.6	1.4
Total cash and cash equivalents and restricted cash	$20.7	$25.1

Cash and cash equivalents classified in Assets held for sale, beginning of period	$195.2	$216.0
Restricted cash classified in Assets held for sale	0.2	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$195.4	$216.2

Cash and cash equivalents classified in Assets held for sale, end of period	$253.7	$180.3
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$253.7	$180.5

Supplemental cash flow information:
Cash paid for interest	$12.3	$33.0
Cash paid for taxes, net of refunds	$2.6	$8.0
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$2.1	$4.9
Investments included in accounts receivable	$—	$20.0
Investments included in accounts payable	$—	$8.5
Extinguishment of convertible note in exchange	$51.8	$—
Issuance of convertible note in exchange	$(51.8)	$—
Debt assumed in acquisitions	$6.3	$—

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

•As a result of the sale of Beyond6, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of Beyond6 as a separate segment. Formerly the Clean Energy segment, this entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net income (loss) from continuing operations, Net income (loss) from discontinuing operations, and Net income (loss). See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

•Certain 2021 statement of cash flow items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.

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

Accounting Pronouncements to be Adopted Subsequent to December 31, 2021

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued by FASB in June 2016. This standard is effective January 1, 2020 (with early adoption permitted). This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The FASB has voted to delay the effective date of ASU 2016-13 to January 1, 2023 for smaller reporting companies with a revised ASU in the fourth quarter of 2019. The Company will not be required to adopt Topic 326 until January 1, 2023. Currently, the Company continues to evaluate the potential impact of the new standard on its financial results.

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

3. Discontinued Operations

The results of GMSL, ICS, Beyond6, and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$117.5	$1.7	$331.6
Life, accident and health earned premiums, net	27.3	29.5	55.7	58.2
Net investment income	48.5	48.4	92.4	100.3
Realized/unrealized (losses) gains on investments	(4.4)	(0.5)	5.1	(19.5)
Total revenue	71.4	194.9	154.9	470.6
Cost of revenue	—	110.1	0.8	317.5
Policy benefits, changes in reserves, and commissions	69.9	63.0	126.0	135.4
Selling, general and administrative	8.7	11.8	21.1	39.0
Depreciation and amortization	(5.1)	(3.3)	(11.0)	(3.3)
(Loss) income from operations	(2.1)	13.3	18.0	(18.0)
Interest expense	(0.1)	(2.3)	(0.5)	(8.0)
Gain (loss) on sale and liquidation of subsidiaries	—	—	40.4	(39.3)
Income from equity investees	—	—	—	0.5
Other (loss) income	—	(0.2)	(3.1)	1.7
Pre-tax income (loss) from discontinued operations	(2.2)	10.8	54.8	(63.1)
Income tax benefit (expense)	0.7	(3.3)	(4.4)	(0.5)
(Loss) income from discontinued operations	$(1.5)	$7.5	$50.4	$(63.6)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Sale of CGI

On March 29, 2021, the Company announced the entry into a definitive agreement (the "Stock Purchase Agreement") to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90.0 million, inclusive of $65.0 million in cash plus certain assets of CGI. As of the first quarter of 2021, the Insurance segment met the held-for-sale criteria under ASC 205-20 and has been presented in discontinued operations. The sale closed on July 1, 2021, subsequent to quarter end. See Note 19. Subsequent Events for further information.

Sale of GMSL

The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale and recognized $31.3 million of Accumulated other comprehensive loss. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of an indemnity release.

The net proceeds from the sale of GMSL were used to repay $15.0 million of the then outstanding balance under the Revolving Credit Agreement and redeem $76.9 million aggregate principal amount of the Company's 11.5% senior secured notes due 2021 (the "2021 Senior Secured Notes"), plus accrued and unpaid interest since December 1, 2019 (the last regularly scheduled interest payment date).

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the three and six months ended June 30, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$—	$—	$—	$0.2
Amortization of deferred financing costs and original issuance discount	$—	$—	$—	$0.1

As a result of the mandatory redemption of $76.9 million of 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and six months ended June 30, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$—	$—	$—	$2.2
Amortization of deferred financing costs and original issuance discount	$—	$—	$—	$0.2

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

A portion of the proceeds from the sale of Beyond6 were used to repay $15.0 million of the then outstanding balance under the Revolving Credit Agreement and repay $27.9 million of the Company's 2021 Senior Secured Notes.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest for the three and six months ended June 30, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$—	$0.2	$0.1	$0.2

As a result of the repayment of $27.9 million of the 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and six months ended June 30, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$—	$0.8	$0.3	$1.6
Amortization of deferred financing costs and original issuance discount	$—	$0.1	$—	$0.2

Summarized assets and liabilities of the discontinued operations are as follows (in millions):

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$253.7	$195.2
Accounts receivable, net	—	13.6
Other current assets	6.7	8.7
Total current assets	260.4	217.5
Investments	4,483.7	4,610.2
Recoverable from reinsurers	1,015.2	957.5
Deferred tax asset	—	1.4
Property, plant and equipment, net	1.4	90.5
Goodwill	—	2.1
Intangibles, net	2.5	11.7
Other assets	44.0	51.2
Total assets held for sale	$5,807.2	$5,942.1

Liabilities
Current liabilities
Accounts payable	$—	$2.6
Accrued liabilities	8.8	35.8
Current portion of debt obligations	—	5.7
Other current liabilities	3.6	7.4
Total current liabilities	12.4	51.5
Life, accident and health reserves	4,711.7	4,627.5
Annuity reserves	225.8	228.8
Value of business acquired	188.3	199.8
Deferred tax liability	114.8	136.5
Debt obligations	—	50.6
Other liabilities	8.6	12.0
Total liabilities held for sale	$5,261.6	$5,306.7

In addition, as of June 30, 2021, the Company had $5.2 million of assets from its Spectrum segment classified as Assets held for sale in continuing operations related to certain station licenses and assets.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Infrastructure	$232.0	$172.3	$393.3	$348.8
Spectrum	10.6	9.5	21.1	19.6
Life Sciences	1.2	—	1.2	—
Total revenue	$243.8	$181.8	$415.6	$368.4

Accounts receivables, net from contracts with customers consist of the following (in millions):

	June 30, 2021	December 31, 2020

Accounts receivables with customers
Infrastructure	$343.7	$168.5
Spectrum	8.5	7.3
Life Sciences	0.1	—
Total accounts receivables with customers	$352.3	$175.8

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	$84.8	$54.0	$134.3	$116.8
Industrial	79.0	59.6	119.2	118.4
Transportation	10.8	23.5	24.7	39.9
Government	17.2	11.1	38.5	19.7
Leisure	4.7	11.3	12.2	27.3
Healthcare	11.1	4.7	20.0	12.6
Convention	18.8	1.4	28.2	3.8
Other	5.6	6.1	16.2	9.7
Total revenue from contracts with customers	232.0	171.7	393.3	348.2
Other revenue	—	0.6	—	0.6
Total Infrastructure segment revenue	$232.0	$172.3	$393.3	$348.8

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2021	December 31, 2020

Costs and recognized earnings in excess of billings on uncompleted contracts	$63.7	$55.6
Billings in excess of costs and recognized earnings on uncompleted contracts	$(146.8)	$(52.2)

The change in contract assets is a result of the recording of $35.6 million of costs in excess of billings on uncompleted contracts driven by new commercial projects and $1.9 million of costs in excess of billings on uncompleted contracts for projects acquired in the Banker Steel acquisition, offset by $29.4 million of costs in excess of billings on uncompleted contracts transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic billing in excess of costs on uncompleted contracts of $114.4 million driven largely by new commercial projects and $55.0 million of billings in excess of costs on uncompleted contracts for projects acquired as a result of the Banker Steel acquisition, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $74.8 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$580.5	$620.2	$1,200.7
Industrial	201.3	—	201.3
Transportation	41.5	17.2	58.7
Government	47.3	—	47.3
Leisure	7.0	—	7.0
Healthcare	51.1	—	51.1
Convention	52.7	—	52.7
Other	5.6	—	5.6
Remaining unsatisfied performance obligations	$987.0	$637.4	$1,624.4

DBMG includes an additional $10.0 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Systems revenue	$1.2	$—	$1.2	$—
Total Life Sciences segment revenue	$1.2	$—	$1.2	$—

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Network advertising	$4.8	$4.0	$9.5	$9.0
Broadcast station	4.5	3.8	8.9	7.3
Network distribution	0.7	1.0	1.6	2.1
Other	0.6	0.7	1.1	1.2
Total Spectrum segment revenue	$10.6	$9.5	$21.1	$19.6

The transaction price allocated to remaining unsatisfied performance obligations consisted of $1.7 million, $6.9 million, and $0.1 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $5.6 million is expected to be recognized within one year and $3.1 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Infrastructure Segment

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million, which closed on May 27, 2021. The acquisition was financed with $64.1 million from a partial draw on a new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from HC2 in the settlement of certain intercompany balances.

Banker Steel provides fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

The transaction was accounted for as business acquisition. The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill are summarized as follows (in millions):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Purchase Consideration at Fair Value
Partial draw on new $110.0 million revolving credit facility	$64.1
Sellers' notes	49.6
Bankers Steel debt - assumed	6.3
Cash	25.0
Gross consideration	145.0
Less: Transaction costs	0.4
Less: Bankers debt - assumed	6.3
Less: R&W premium paid by seller	0.5
Net consideration	$137.8

Cash and cash equivalents	$9.3
Accounts receivable, net	111.3
Costs recognized in earnings in excess of billings on uncompleted contracts	1.9
Assets held for sale	0.7
Other current assets	7.3
Property, plant, and equipment, net	62.6
Other assets	40.2
Intangibles, net	58.5
Goodwill	10.3
Total assets to be acquired	302.1

Accounts Payable	39.1
Billings in excess of costs and recognized earnings on uncompleted contracts	55.0
Other current liabilities	29.6
Other liabilities	34.2
Long-term debt, less current portion	6.4
Total liabilities to be assumed	164.3

Total net assets acquired	$137.8

The size and breadth of the Banker Steel acquisition necessitates use of the allowable measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The primary areas of the preliminary acquisition accounting that are not yet finalized include the following: (i) finalizing the review and valuation of property and equipment (including the models, key assumptions, estimates and inputs used), (ii) finalizing the review and valuation of related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We will continue to evaluate these items, until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to acquired assets and liabilities. Among the factors that contributed to goodwill was approximately $58.5 million assigned to intangibles, including customer relationships of $34.0 million with a useful life of 18 years, trade names of $7.4 million with a useful life of 15 years, existing customer contracts of $15.1 million with a useful life of 2 years and leasehold interests of $2.0 million with varying useful life. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DBMG in connection with the acquisition of Banker Steel were approximately $1.5 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

The following schedule presents the unaudited results of operations data for the three and six months ended June 30, 2021 for Banker Steel since the date of acquisition (in millions):

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$39.5	$39.5
Net income from operations	$1.3	$1.3
Net income attributable to HC2 Holdings	$0.6	$0.6

Pro Forma Adjusted Summary

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Banker Steel had occurred on January 1, 2020. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenue	$326.1	$252.5	$613.1	$517.0
Income (loss) from operations	$1.5	$(7.3)	$(7.1)	$(16.7)
Net income (loss) attributable to HC2 Holdings	$(15.7)	$10.5	$(2.6)	$(70.3)

Spectrum Segment

During the six months ended June 30, 2021, the Company increased its controlling interest in DTV from 60%, inclusive of approximately 10% proxy and voting rights from minority holders, to approximately 76%, inclusive of 15% proxy and voting rights from minority holders, from private purchases and proxy voting rights.

Insurance Segment

Sale of CGI

On March 29, 2021, the Company announced the entry into the Stock Purchase Agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90.0 million, inclusive of $65.0 million in cash plus certain assets of CGI. The sale closed on July 1, 2021, subsequent to quarter end. See Note 19. Subsequent Events for further information.

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

In the first quarter of 2020, the Company recorded a $39.3 million loss on the sale and recognized a $31.3 million of Accumulated other comprehensive loss. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

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

See Note 3. Discontinued Operations for further details.

6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	June 30, 2021	December 31, 2020

Contracts in progress	$250.5	$118.6
Unbilled retentions	93.8	50.3
Trade receivables	8.6	7.5
Other receivables	12.2	8.9
Allowance for doubtful accounts	(0.5)	(0.6)
Total	$364.6	$184.7

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2021	December 31, 2020

Equipment, furniture and fixtures, and software	$170.4	$113.7
Building and leasehold improvements	43.4	41.0
Land	24.1	24.1
Plant and transportation equipment	10.6	4.4
Construction in progress	7.6	3.1
	256.1	186.3
Less: Accumulated depreciation	82.8	73.5
Total	$173.3	$112.8

Depreciation expense was $5.3 million and $5.2 million for the three months ended June 30, 2021 and 2020, respectively. These amounts included $2.8 million and $2.3 million of depreciation expense recognized within cost of revenue for each of the three months ended June 30, 2021 and 2020.

Depreciation expense was $10.0 million and $10.3 million for the six months ended June 30, 2021 and 2020, respectively. These amounts included $5.0 million and $4.6 million of depreciation expense recognized within cost of revenue for each of the six months ended June 30, 2021 and 2020.

8. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2020	$89.6	$21.4	$111.0
Acquisitions	10.3	—	10.3
Translation	(0.2)	—	(0.2)
Balance at June 30, 2021	$99.7	$21.4	$121.1

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	June 30, 2021	December 31, 2020

FCC licenses	$107.5	$113.0
Other	—	—
Total	$107.5	$113.0

For the six months ended June 30, 2021, FCC licenses decreased $5.5 million predominately related to the reclassification to held-for-sale as a result of our Spectrum segment entering into certain agreements to sell non-core FCC licenses.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(5.4)	$20.0	$18.0	$(4.6)	$13.4
Customer relationships and contracts	11 years	85.4	(14.5)	70.9	36.4	(12.1)	24.3
Channel sharing arrangements	35 years	20.1	(1.9)	18.2	20.2	(1.6)	18.6
Other	8 years	8.4	(3.0)	5.4	5.5	(2.7)	2.8
Total		$139.3	$(24.8)	$114.5	$80.1	$(21.0)	$59.1

Amortization expense for definite lived intangible assets was $2.3 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets was $3.8 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2021	$7.8
2022	15.6
2023	11.1
2024	8.0
2025	7.3
Thereafter	64.7
Total	$114.5

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Debt Obligations

Debt obligations consist of the following (in millions):

	June 30, 2021	December 31, 2020
Infrastructure
LIBOR plus 5.85% Note, due 2023	$—	$71.6
LIBOR plus 1.50% Line of Credit	—	38.7
LIBOR plus 3.25% Note, due 2026	109.6	—
LIBOR plus 2.15% Line of Credit	71.1	—
4.00% Note due 2024	27.5	—
8.00% Note due 2024	19.6	—
Other, various maturity dates	6.5	—
Obligations under finance leases	0.1	0.2
Spectrum
8.50% Note due 2021	19.3	19.3
10.50% Note due 2021	32.9	32.9
Other, various maturity dates	2.9	2.9
Obligations under finance leases	0.1	0.6
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	—	340.4
8.50% Senior Secured Notes, due 2026	330.0	—
7.50% Convertible Senior Notes, due 2022	3.2	55.0
7.50% Convertible Senior Notes, due 2026	51.8	—
LIBOR plus 5.75% Line of Credit	5.0	15.0
	679.6	576.6
Unamortized issuance discount, issuance premium, and deferred financing costs	(3.1)	(15.1)
Less: current portion of debt obligations	(70.2)	(433.6)
Debt obligations	$606.3	$127.9

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2021	$0.2	$71.5	$71.7
2022	—	57.6	57.6
2023	—	57.1	57.1
2024	—	142.2	142.2
2025	—	40.2	40.2
Thereafter	—	507.5	507.5
Total minimum principal and interest payments	0.2	876.1	876.3
Less: Amount representing interest	—	(196.7)	(196.7)
Total aggregate finance lease and debt payments	$0.2	$679.4	$679.6

The interest rates on the finance leases range from approximately 2.0% to 10.0%.

Infrastructure

In May 2021, DBMG repaid its revolving line of credit under the Credit and Security Agreement with Wells Fargo Bank ("Revolving Line") and its term loan under a financing agreement with TWC Asset Management Company LLC ("TWC Loan"). In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The UMB Term loan expires in 2026 and will bear interest at a rate of 3.25%. The UMB Revolving Line expires in 2024 and will bear interest at a rate of Prime Rate minus 1.10%. The proceeds were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG.

The extinguishment of the Revolving Line and the TWC Loan yielded a loss on extinguishment of $1.6 million included in Loss on early extinguishment or restructuring of debt in the Condensed Consolidated Statement of Operations.

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

The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the $12.3 million premium and $1.1 million of deferred financing fees.

At June 30, 2021, the 2026 Convertible Notes had a carrying value of $62.2 million and an unamortized premium of $11.4 million. Based on the closing price of our common stock of $3.98 on June 30, 2021, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For the six months ended June 30, 2021, interest cost recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $1.6 million and $0.8 million, respectively.

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

In May 2021, HC2 drew $5.0 million of the Revolving Credit Agreement. The Company used the proceeds to fund the redemption of the Company's Series A and A-2 Preferred Stock.

HC2 is in compliance with its debt covenants as of June 30, 2021.

10. Supplementary Financial Information

Contracts in Progress

Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts consist of the following:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	June 30, 2021	December 31, 2020

Costs incurred on contracts in progress	$1,611.6	$752.9
Estimated earnings	254.0	139.0
	1,865.6	891.9
Less progress billings	1,948.7	888.5
	$(83.1)	$3.4

The above is included in the accompanying condensed consolidated balance sheet under the following line items:
Costs and recognized earnings in excess of billings on uncompleted contracts	$63.7	$55.6
Billings in excess of costs and recognized earnings on uncompleted contracts	(146.8)	(52.2)
	$(83.1)	$3.4

Investments

Carrying values of other invested assets were as follows (in millions):

	June 30, 2021			December 31, 2020
	Measurement Alternative	Equity Method	Total	Measurement Alternative	Equity Method	Total
Common stock	$—	$2.5	$2.5	$—	$2.5	$2.5
Preferred stock	—	12.1	12.1	—	15.4	15.4
Fixed maturities	0.5	—	0.5	0.5	—	0.5
Other	11.3	26.7	38.0	11.3	25.7	37.0
Total	$11.8	$41.3	$53.1	$11.8	$43.6	$55.4

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

June 30, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$676.3	$692.7	$—	$692.7	$—
Total liabilities not accounted for at fair value	$676.3	$692.7	$—	$692.7	$—

December 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$560.7	$579.2	$—	$579.2	$—
Total liabilities not accounted for at fair value	$560.7	$579.2	$—	$579.2	$—
(1) Excludes certain lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	June 30, 2021	December 31, 2020

Right of use asset	$72.2	$39.8
Other	4.5	2.4
Total other non-current assets	$76.7	$42.2

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020

Accrued expenses and other current liabilities	$42.2	$27.9
Accrued payroll and employee benefits	32.6	34.7
Accrued interest	26.7	13.9
Accrued income taxes	0.4	0.6
Total accrued liabilities	$101.9	$77.1

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	June 30, 2021	December 31, 2020

Lease liability, net of current portion	$60.4	$31.6
Other	10.2	8.2
Total other non-current liabilities	$70.6	$39.8

11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of June 30, 2021 and December 31, 2020, lease right-of-use assets and lease liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020

Right-of-use assets:
Operating lease (Other non-current assets)	$72.2	$39.8
Finance lease (Property, plant and equipment, net)	0.3	0.9
Total right-of-use assets	$72.5	$40.7

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$16.2	$11.2
Non-current portion of operating lease (Other non-current liabilities)	60.4	31.6
Finance lease (Debt obligations)	0.2	0.8
Total lease liabilities	$76.8	$43.6

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the three and six months ended June 30, 2021 and 2020. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2021 and 2045.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table summarizes the components of lease expense for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.3	$0.6	$0.6
Interest on lease liabilities	—	—	—	0.1
Net finance lease cost	0.3	0.3	0.6	0.7
Operating lease cost	4.3	3.5	7.8	7.2
Variable lease cost	0.1	0.1	0.2	0.2
Total lease cost	$4.7	$3.9	$8.6	$8.1

Cash flow information related to leases for the three and six months ended June 30, 2021and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$0.1	$—	$0.1
Financing cash flows from finance leases	$0.2	$0.3	$0.5	$0.5
Operating cash flows from operating leases	$4.2	$3.6	$7.9	$7.1
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$—	$0.1	$—	$0.1
Operating leases	$37.3	$3.6	$41.2	$12.1

As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	June 30, 2021	December 31, 2020

Weighted-average remaining lease term (years) - operating lease	8.0	4.4
Weighted-average remaining lease term (years) - finance lease	1.0	0.9
Weighted-average discount rate - operating lease	5.2%	6.2%
Weighted-average discount rate - finance lease	7.0%	8.9%

As of June 30, 2021, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2021	$19.6	$0.2
2022	16.6	—
2023	12.4	—
2024	8.9	—
2025	6.4	—
Thereafter	29.8	—
Total future lease payments	93.7	0.2
Less: Present values	(17.1)	—
Total lease liability balance	$76.6	$0.2

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2021 interim tax provision.

Income tax was an expense of $2.6 million and $12.0 million for the three months ended June 30, 2021 and 2020, respectively. The income tax expense recorded for the three months ended June 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Income tax was an expense of $3.7 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. The income tax expense recorded for the six months ended June 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the six months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act.

Net Operating Losses

At December 31, 2020, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $170.3 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of June 30, 2021, the Company expects that approximately $96.0 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2021. This estimate may change based on changes to the quarterly forecasts and actual results reported on the 2020 U.S. tax return.

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

CARES Act Payroll Tax Deferral

Tax payment deferrals provided for under the CARES Act resulted in liabilities for deferred payroll tax payments. The Company elected to defer approximately $10.9 million of its employer payroll tax obligation as of June 30, 2021. The Company is required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022, resulting in $5.4 million included in Accrued liabilities and $5.5 million included in Other liabilities. We continue to monitor any effects that may result from the CARES Act.

13. Commitments and Contingencies

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Condensed Consolidated Financial Statements.

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

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV America Corporation (“DTV”) stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants HC2 Holdings, Inc., HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “HC2 Entities”) and certain current and former officers and directors of the HC2 Entities and DTV, including Phillip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the HC2 Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the HC2 Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the HC2 Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the HC2 Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to HC2 affiliates “without paying any value,” and (iv) transferred to the HC2 Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. HC2 believes the allegations in the amended complaint are without merit and the HC2-related defendants intend to move to dismiss the amended complaint. HC2 intends to vigorously defend this litigation.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. On December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association. The Company filed its Answering Statement and Counterclaims with the AAA on March 5, 2021. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. Mr. Falcone filed his Answer to the Company’s Counterclaims on March 19, 2021. The Company and Mr. Falcone mediated on July 14, 2021, and on July 19, 2021, both the Company and Mr. Falcone accepted the mediator’s proposal, and the Company has reserved for an amount consistent with the mediator’s proposal.

Books and Records Demand

On July 28, 2021, the Company received a demand from a company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company's sale of its Insurance segment. The Company is currently evaluating a response, and cannot determine at this time if the books and records demand will lead to litigation.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.1 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of HC2’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,152,202	$2.74
Vested	(2,258,905)	$4.08
Forfeited	(478,639)	$5.87
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(425,222)	$3.74
Forfeited	(31,171)	$2.62
Unvested - June 30, 2021	765,498	$4.00

At June 30, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $2.0 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.2 years.

Stock Options

A summary of HC2’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(2,328,327)	$9.18
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(21,599)	$5.45
Outstanding - June 30, 2021	4,718,259	$5.13

Eligible for exercise	4,716,909	$5.13

At June 30, 2021, the intrinsic value and average remaining life of the Company's outstanding options were $0.2 million and approximately 3.1 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.2 million and approximately 3.1 years.

At June 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.7 years. There are 1,350 unvested stock options expected to vest, with a weighted average remaining life of 7.7 years, a weighted average exercise price of $2.62, and an intrinsic value of $0.1 million.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
15. Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2021	December 31, 2020

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding(1)	—	6,375
Series A-2 shares issued and outstanding(1)	—	4,000
(1) CGI, a wholly owned subsidiary of the Company, owns 6,125 shares of Series A Preferred Stock and 10,000 shares of Series A-2 Preferred Stock which are eliminated in consolidation.

Preferred Share Activity

Series A Shares

CGI Purchase

On December 18, 2018, and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, which, as of June 30, 2021, is convertible into a total of 1,763,706 shares of the Company's common stock. The shares and dividends accrued related to the Series A Preferred Stock owned by CGI are eliminated in consolidation.

On January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock, which, as of June 30, 2021, is convertible into a total of 1,872,659 shares of the Company's common stock. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI are eliminated in consolidation.

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

For the six months ended June 30, 2021, 119,784 and 13,477 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements. For the six months ended June 30, 2020, 159,400 and 17,933 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements.

The fair value of the Additional Share Consideration for the six months ended June 30, 2021 was valued by the Company at $0.3 million and for the six months ended June 30, 2020 was valued by the Company at $0.4 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

On May 29, 2021, pursuant to the terms of the Additional Share Consideration, the final Participating Dividend payments were made to Luxor and Corrib.

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Redemption and Conversion of Series A and A-2 Shares

On May 29, 2021, pursuant to the Certificate of Designation, holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock.

In connection with the Stock Purchase Agreement, CGI, a wholly owned subsidiary of the Company, entered into a letter agreement with Continental General Holdings, LLC to not redeem at maturity or seek redemption of the $16.1 million Preferred Stock. On July 1, 2021, subsequent to quarter end, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and Series A-4 Preferred Stock with an extended maturity of July 1, 2026, with other terms substantially unchanged from the terms of the Series A and Series A-2 Preferred Stock.

Preferred Share Dividends

During the six months ended June 30, 2021 and 2020, HC2's Board of Directors declared cash dividends with respect to HC2’s issued and outstanding Preferred Stock, excluding Preferred Stock owned by CGI which is eliminated in consolidation, as presented in the following table (in millions):

2021

Declaration Date	March 31, 2021	May 29, 2021
Holders of Record Date	March 31, 2021	May 29, 2021
Payment Date	April 15, 2021	June 4, 2021
Total Dividend	$0.2	$0.1

2020

Declaration Date	March 31, 2020	June 30, 2020
Holders of Record Date	March 31, 2020	June 30, 2020
Payment Date	April 15, 2020	July 15, 2020
Total Dividend	$0.2	$0.2

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
16. Related Parties

Non-Operating Corporate

Pansend has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). Various subsidiaries of HC2 utilize the services of Triple Ring, incurring zero and $0.3 million in services for the three months ended June 30, 2021 and 2020, and zero and $1.0 million in services for the six months ended June 30, 2021 and 2020, respectively.

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Condensed Consolidated Balance Sheets.

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.2 million. For the three months ended June 30, 2021, and 2020, DBMG incurred lease expense of $10 thousand and zero, respectively, and for the six months ended June 30, 2021, and 2020, DBMG incurred lease expense of $10 thousand and zero, respectively.

Banker Steel has leased two planes from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.2 million and a total lease liability of $4.5 million. For the three months ended June 30, 2021, and 2020, DBMG incurred lease expense of $0.2 million and zero, respectively, and for the six months ended June 30, 2021, and 2020, DBMG incurred lease expense of $0.2 million and zero, respectively.

Banker Steel also has a subordinated note payable of $6.3 million to Donald Banker, a related party, that has a maturity date of June 30, 2024 at a 11% interest rate. For the three months ended June 30, 2021, and 2020, DBMG incurred interest expense of $0.1 million and zero, respectively, and for the six months ended June 30, 2021, and 2020, DBMG incurred interest expense of $0.1 million and zero, respectively.

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

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Infrastructure	$232.0	$172.3	$393.3	$348.8
Life Sciences	1.2	—	1.2	—
Spectrum	10.6	9.5	21.1	19.6
Total revenue	$243.8	$181.8	$415.6	$368.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from operations
Infrastructure	$2.2	$4.5	$4.4	$7.1
Life Sciences	(4.5)	(3.5)	(9.3)	(6.7)
Spectrum	1.4	(1.2)	0.2	(4.1)
Other	(0.2)	(0.7)	(0.6)	(1.7)
Non-operating Corporate	(6.6)	(8.0)	(13.3)	(17.1)
Total loss from operations	$(7.7)	$(8.9)	$(18.6)	$(22.5)

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from operations	$(7.7)	$(8.9)	$(18.6)	$(22.5)
Interest expense	(12.4)	(19.1)	(33.8)	(38.3)
Loss on early extinguishment or restructuring of debt	(1.6)	(3.4)	(12.4)	(9.2)
Income (loss) from equity investees	0.2	(0.2)	(1.9)	(2.7)
Other income	0.4	64.6	3.8	66.1
(Loss) income from continuing operations before income taxes	(21.1)	33.0	(62.9)	(6.6)
Income tax expense	(2.6)	(12.0)	(3.7)	(2.3)
(Loss) income from continuing operations	(23.7)	21.0	(66.6)	(8.9)
(Loss) income from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the six months ended June 30, 2021 and 2020, respectively)	(1.5)	7.5	50.4	(63.6)
Net (loss) income	(25.2)	28.5	(16.2)	(72.5)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	(15.4)	5.3	2.5
Net (loss) income attributable to HC2 Holdings, Inc.	(23.5)	13.1	(10.9)	(70.0)
Less: Preferred dividends and deemed dividends from conversions	0.2	0.4	0.6	0.8
Net (loss) income attributable to common stock and participating preferred stockholders	$(23.7)	$12.7	$(11.5)	$(70.8)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and Amortization
Infrastructure	$3.3	$2.7	$5.7	$5.3
Life Sciences	0.1	0.1	0.1	0.1
Spectrum	1.4	1.7	2.9	3.4
Total	4.8	4.5	8.7	8.8
Depreciation expense recognized within cost of revenue	2.8	2.3	5.0	4.6
Total depreciation and amortization	$7.6	$6.8	$13.7	$13.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital Expenditures (*)
Infrastructure	$3.9	$1.1	$5.5	$3.4
Life Sciences	0.3	0.1	0.5	0.1
Spectrum	0.6	3.7	2.0	6.4
Non-operating Corporate	—	0.1	—	0.1
Total	$4.8	$5.0	$8.0	$10.0

(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2021	December 31, 2020

Investments
Infrastructure	$0.9	$0.9
Life Sciences	15.1	18.4
Other	37.1	36.1
Total	$53.1	$55.4

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	June 30, 2021	December 31, 2020

Total Assets
Infrastructure	$858.9	$494.8
Life Sciences	20.4	21.4
Spectrum	206.0	213.6
Insurance	5,849.0	5,854.0
Other	40.8	167.3
Non-operating Corporate	4.2	30.1
Eliminations	(43.4)	(38.4)
Total	$6,935.9	$6,742.8

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

The Company had no dilutive common share equivalents during the six months ended June 30, 2021 and 2020 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) income from continuing operations	$(23.7)	$21.0	$(66.6)	$(8.9)
Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1.6	(15.3)	4.4	(12.5)
(Loss) income from continuing operations attributable to the Company	(22.1)	5.7	(62.2)	(21.4)
Less: Preferred dividends, deemed dividends and repurchase gains	0.2	0.4	0.6	0.8
(Loss) income from continuing operations attributable to HC2 common stockholders	(22.3)	5.3	(62.8)	(22.2)
(Loss) income from discontinued operations	(1.5)	7.5	50.4	(63.6)
(Loss) income attributable to noncontrolling interest and redeemable noncontrolling interest	0.1	(0.1)	0.9	15.0
(Loss) income from discontinued operations, net of tax and noncontrolling interest	(1.4)	7.4	51.3	(48.6)
Net (loss) income attributable to common stock and participating preferred stockholders	$(23.7)	$12.7	$(11.5)	$(70.8)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.0	46.8	77.1	45.9
Unvested restricted stock		0.3
Preferred stock (as-converted basis)		2.1
Total	77.0	49.2	77.1	45.9

Percentage of loss allocated to:
Common stock	100.0%	95.1%	100.0%	100.0%
Unvested restricted stock	—%	0.6%	—%	—%
Preferred stock	—%	4.3%	—%	—%

Numerator for earnings per share, basic:

HC2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net (loss) income from continuing operations attributable to common stock, basic	$(22.3)	$5.0	$(62.8)	$(22.2)
Net (loss) income from discontinued operations attributable to common stock, basic	$(1.4)	$7.1	$51.3	$(48.6)
Net (loss) income attributable to common stock, basic	$(23.7)	$12.1	$(11.5)	$(70.8)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—	$—	$—

Net (loss) income from continuing operations attributable to common stock, basic	$(22.3)	$5.0	$(62.8)	$(22.2)
Net (loss) income from discontinued operations attributable to common stock, basic	$(1.4)	$7.1	$51.3	$(48.6)
Net (loss) income attributable to common stock, basic	$(23.7)	$12.1	$(11.5)	$(70.8)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	77.0	46.8	77.1	45.9
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	2.0	—	—
Weighted average common shares outstanding - diluted	77.0	48.8	77.1	45.9

(Loss) income per share - continuing operations
Basic	$(0.29)	$0.11	$(0.82)	$(0.48)
Diluted	$(0.29)	$0.11	$(0.82)	$(0.48)

(Loss) income per share - discontinued operations
Basic	$(0.02)	$0.15	$0.67	$(1.06)
Diluted	$(0.02)	$0.14	$0.67	$(1.06)

(Loss) income per share - Net (loss) income attributable to common stock and participating preferred stockholders
Basic	$(0.31)	$0.26	$(0.15)	$(1.54)
Diluted	$(0.31)	$0.25	$(0.15)	$(1.54)

19. Subsequent Events

On July 1, 2021, the Company completed the previously announced sale of its insurance segment, comprised of CIG and its wholly-owned subsidiaries, Continental General Insurance Company and Continental LTC Inc., to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The total transaction value of approximately $90.0 million consists of a combination of $65.0 million in cash plus securities plus certain assets at CGI.

On July 1, 2021, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and A-4 Preferred Stock with an extended maturity of July 1, 2026 and a redemption option at the Company's discretion, with other terms substantially unchanged from the terms in the Series A and Series A-2 Preferred Stock. Concurrently with the sale of CGI and the exchange of the Series A and Series A-2 Preferred stock for new classes of Series A-3 and A-4 Preferred Stock, Michael Gorzynski, a director of the Company and executive chairman of Continental, increased his beneficial ownership of the Company's outstanding common stock to 10.8%.

On July 14, 2021, HC2 Broadcasting had entered into an Asset Purchase Agreement for $6.5 million to sell its non-core channel share agreement. On August 2, 2021, HC2 Broadcasting finalized the sale of two of its non-core full power stations for $4.0 million.

On July 21, 2021, the Company provided an additional $15.0 million in Series C funding to R2 Technologies Inc. at a post-money valuation of $150.0 million. The investment was made through HC2’s Life Sciences subsidiary, Pansend Life Sciences, LLC, increasing the Company's fully diluted ownership to 50.4%.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the increasing adoption of the COVID-19 vaccine and the reopening of state economies, although increasing rates of infection with recently identified variants of COVID-19, including the "Delta" variant, have prompted some authorities to reintroduce mask mandates and other restrictions.

The Company’s top priority has been to protect its employees and their families, and those of the Company’s customers. The Company continues to take precautionary measures as directed by health authorities and local governments, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect personnel and customers, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. As the vaccine rollout has commenced, certain employees have begun to return to the office, either full-time or part-time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, including any new strains of the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

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

We continue to monitor the evolving situation and guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our results of operations, financial condition, or cash flows in the future, but it could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to revised payment terms with certain of our customers.

During the six months ended June 30, 2021, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may continue to experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the three and six months ended June 30, 2021, $4.0 million and $7.9 million of COVID-19 related expenses were incurred, respectively. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain may negatively impact DBMG’s results of operations, cash flows or financial condition. While this could cause the timing of revenue to be delayed and possibly impact earnings, as the vaccination program within the U.S. continues to progress, DBMG has more recently seen increases in its backlog position as companies re-engage on previously delayed or postponed projects and could see decreases in COVID-19 related expenses.

Spectrum

As a result of COVID-19, our Spectrum segment has experienced adverse effects on its advertising business because of weakness in the advertising market as advertisers sought to reduce their own costs in response to the pandemic’s impact on their businesses. While we are not able to predict when or whether advertising budgets and the advertising market generally will return or be comparable to historical levels, our Spectrum segment's advertising business appears to have begun to stabilize as the vaccination program within the U.S. progresses and additional businesses begin to reopen.

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

Acquisitions and Dispositions

Infrastructure

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million, which closed on May 27, 2021. The acquisition was financed with $64.1 million from a partial draw on the new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from HC2 in the settlement of certain intercompany balances.

Banker Steel provides fabricated structural steel and erection services primarily for the East Cost and Southeast commercial and industrial construction market. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

Insurance

Sale of CGI

On March 29, 2021, the Company announced the entry into a definitive agreement (the "Stock Purchase Agreement") to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The transaction value is approximately $90.0 million, inclusive of $65.0 million in cash plus certain assets of CGI. The sale closed on July 1, 2021, subsequent to quarter end.

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

On February 23, 2021, the Company entered into a third amendment for the line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"), increasing the aggregate principal amount to $20.0 million and extending the maturity to February 23, 2024. In May 2021, HC2 drew $5.0 million of the Revolving Credit Agreement. The Company used the proceeds to fund the redemption of the Company's Series A and A-2 Preferred Stock.

On July 1, 2021 the Company completed the previously announced sale of its insurance segment, comprised of CIG and its wholly-owned subsidiaries, Continental General Insurance Company and Continental LTC Inc. (collectively, “Continental”), to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The total transaction value of approximately $90.0 million consists of a combination of $65.0 million in cash plus securities held by CGI.

On July 1, 2021, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and A-4 Preferred Stock with an extended maturity of July 1, 2026, with other terms substantially unchanged.

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

On July 21, 2021 the Company provided an additional $15.0 million in Series C funding to R2 at a post-money valuation of $150.0 million. The investment was made through HC2’s Life Sciences subsidiary, Pansend Life Sciences, LLC.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue
Infrastructure	$232.0	$172.3	$59.7	$393.3	$348.8	$44.5
Life Sciences	1.2	—	1.2	1.2	—	1.2
Spectrum	10.6	9.5	1.1	21.1	19.6	1.5
Total revenue	243.8	181.8	62.0	415.6	368.4	47.2

Income (loss) from operations
Infrastructure	$2.2	$4.5	$(2.3)	$4.4	$7.1	$(2.7)
Life Sciences	(4.5)	(3.5)	(1.0)	(9.3)	(6.7)	(2.6)
Spectrum	1.4	(1.2)	2.6	0.2	(4.1)	4.3
Other	(0.2)	(0.7)	0.5	(0.6)	(1.7)	1.1
Non-operating Corporate	(6.6)	(8.0)	1.4	(13.3)	(17.1)	3.8
Total loss from operations	(7.7)	(8.9)	1.2	(18.6)	(22.5)	3.9

Interest expense	(12.4)	(19.1)	6.7	(33.8)	(38.3)	4.5
Loss on early extinguishment or restructuring of debt	(1.6)	(3.4)	1.8	(12.4)	(9.2)	(3.2)
Income (loss) from equity investees	0.2	(0.2)	0.4	(1.9)	(2.7)	0.8
Other income	0.4	64.6	(64.2)	3.8	66.1	(62.3)
(Loss) income from continuing operations	(21.1)	33.0	(54.1)	(62.9)	(6.6)	(56.3)
Income tax expense	(2.6)	(12.0)	9.4	(3.7)	(2.3)	(1.4)
(Loss) income from continuing operations	(23.7)	21.0	(44.7)	(66.6)	(8.9)	(57.7)
(Loss) income from discontinued operations (including gain on disposal of $40.4 million and loss on disposal of $39.3 million for the six months ended June 30, 2021 and 2020, respectively)	(1.5)	7.5	(9.0)	50.4	(63.6)	114.0
Net (loss) income	(25.2)	28.5	(53.7)	(16.2)	(72.5)	56.3
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	(15.4)	17.1	5.3	2.5	2.8
Net (loss) income attributable to HC2 Holdings, Inc.	(23.5)	13.1	(36.6)	(10.9)	(70.0)	59.1
Less: Preferred dividends, deemed dividends, and repurchase gains	0.2	0.4	(0.2)	0.6	0.8	(0.2)
Net (loss) income attributable to common stock and participating preferred stockholders	$(23.7)	$12.7	$(36.4)	$(11.5)	$(70.8)	$59.3

Revenue: Revenue for the three months ended June 30, 2021 increased $62.0 million to $243.8 million from $181.8 million for the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 increased $47.2 million to $415.6 million from $368.4 million for the six months ended June 30, 2020. The increase in revenue was primarily due to the Infrastructure segment, which acquired Banker Steel in the second quarter of 2021.

Loss from operations: Loss from operations for the three months ended June 30, 2021 decreased $1.2 million to a loss of $7.7 million from a loss of $8.9 million for the three months ended June 30, 2020. Loss from operations for the six months ended June 30, 2021 decreased $3.9 million to a loss of $18.6 million from a loss of $22.5 million for the six months ended June 30, 2020. The decrease is attributable to our Spectrum segment, driven by significant efforts to improve operations and reduce costs across the platform, the sale of high-cost non-core stations in the second half of 2020, and growth in station group OTA revenues, which can be attributed to the expansion in covered markets with new and existing customers and greater number of stations in operation and Non-operating Corporate, driven by unrepeated costs related to the proxy contest in the comparable period and additional cost saving measures implemented. This was partially offset by our Infrastructure segment due primarily to the timing of project work under execution and changes in backlog mix, and our Life Sciences segment driven by R2, which increased spending in the comparable period to support commercialization efforts and further develop its product platform.

Interest expense: Interest expense for the three months ended June 30, 2021 decreased $6.7 million to $12.4 million from $19.1 million for the three months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 decreased $4.5 million to $33.8 million from $38.3 million for the six months ended June 30, 2020. The decrease was attributable to the refinancing of the 2021 Senior Secured Notes at Non-operating Corporate in the first quarter of 2021.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended June 30, 2021 decreased $1.8 million to $1.6 million from $3.4 million for the three months ended June 30, 2020. The decrease was related to a partial pay down of the 2021 Senior Secured Notes in the prior year, partially offset by an increase related to the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition.

Loss on early extinguishment or restructuring of debt for the six months ended June 30, 2021 increased $3.2 million to $12.4 million from $9.2 million for the six months ended June 30, 2020. This was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021 and the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021, partially offset by the partial pay down of the 2021 Senior Secured Notes in the comparable period.

Income (loss) from equity investees: Income (loss) from equity investees for the three months ended June 30, 2021 increased $0.4 million to income of $0.2 million from a loss of $0.2 million for the three months ended June 30, 2020. Income (loss) from equity investees for the six months ended June 30, 2021 improved $0.8 million to a loss of $1.9 million from a loss of $2.7 million for the six months ended June 30, 2020. The change was driven by the equity investment in HMN, as the joint venture produced higher profits than in the comparable period, which is generally attributable to the timing of turnkey project work. This was partially offset by a reduction in HC2's ownership in HMN in the second quarter of 2020 and increases in losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other income: Other income for the three months ended June 30, 2021 decreased $64.2 million to $0.4 million from $64.6 million for the three months ended June 30, 2020. Other income for the six months ended June 30, 2021 decreased $62.3 million to $3.8 million from $66.1 million for the six months ended June 30, 2020. The decrease was predominantly driven by the gain on the sale of a portion of HMN in the comparable period, which closed during the second quarter of 2020.

Income tax expense: Income tax expense was an expense of $2.6 million and $12.0 million for the three months ended June 30, 2021 and 2020, respectively. The income tax expense recorded for the three months ended June 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities.

Income tax expense was an expense of $3.7 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. The income tax benefit recorded for the six months ended June 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by the HC2 Holdings, Inc. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the six months ended June 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act.

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

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$232.0	$172.3	$59.7	$393.3	$348.8	$44.5

Cost of revenue	202.7	146.6	56.1	339.7	297.8	41.9
Selling, general and administrative	23.8	18.6	5.2	43.5	38.5	5.0
Depreciation and amortization	3.3	2.7	0.6	5.7	5.3	0.4
Other operating expense (income)	—	(0.1)	0.1	—	0.1	(0.1)
Income from operations	$2.2	$4.5	$(2.3)	$4.4	$7.1	$(2.7)

Revenue: Revenue from our Infrastructure segment for the three months ended June 30, 2021 increased $59.7 million to $232.0 million from $172.3 million for the three months ended June 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $39.5 million of revenue. The increase was also attributable to increased revenues from our structural steel fabrication and erection, industrial maintenance and repair, and modeling and detailing businesses due primarily to the timing of project work under execution and changes in backlog mix.

Revenue from our Infrastructure segment for the six months ended June 30, 2021 increased $44.5 million to $393.3 million from $348.8 million for the six months ended June 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $39.5 million of revenue as well as an increase from our construction modeling and detailing business and in power and industrial maintenance and repair work performed. The increase was partially offset by lower revenues from our structural steel fabrication and erection business, driven by timing of project work under execution and changes in backlog mix.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended June 30, 2021 increased $56.1 million to $202.7 million from $146.6 million for the three months ended June 30, 2020. Cost of revenue from our Infrastructure segment for the six months ended June 30, 2021 increased $41.9 million to $339.7 million from $297.8 million for the six months ended June 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $33.6 million of cost of revenue, and timing of project work under execution and change in backlog mix.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the three months ended June 30, 2021 increased $5.2 million to $23.8 million from $18.6 million for the three months ended June 30, 2020. Selling, general and administrative expense from our Infrastructure segment for the six months ended June 30, 2021 increased $5.0 million to $43.5 million from $38.5 million for the six months ended June 30, 2020. The increases were primarily due to headcount-driven increases in salary and benefits as a result of the acquisition of Banker Steel, which was acquired the second quarter of 2021 and contributed an incremental $3.7 million of selling, general and administrative expenses.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended June 30, 2021 increased $0.6 million to $3.3 million from $2.7 million for the three months ended June 30, 2020. Depreciation and amortization from our Infrastructure segment for the six months ended June 30, 2021 increased $0.4 million to $5.7 million from $5.3 million for the six months ended June 30, 2020. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in the second quarter of 2021, which contributed an additional $0.9 million of depreciation and amortization expense.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$1.2	$—	$1.2	$1.2	$—	$1.2
						—
Cost of revenue	0.6	—	0.6	0.6	—	0.6
Selling, general and administrative	5.0	3.4	1.6	9.8	6.6	3.2
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(4.5)	$(3.5)	$(1.0)	$(9.3)	$(6.7)	$(2.6)

Revenue: Revenue from our Life Sciences segment for the three months ended June 30, 2021 increased $1.2 million to $1.2 million from zero for the three months ended June 30, 2020. Revenue from our Life Sciences segment for the six months ended June 30, 2021 increased $1.2 million to $1.2 million from zero for the six months ended June 30, 2020. The increase in revenue was attributable to R2, which began the sale of its Glacial Rx products in the current period.

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended June 30, 2021 increased $0.6 million to $0.6 million from zero for the three months ended June 30, 2020. Cost of revenue from our Life Sciences segment for the six months ended June 30, 2021 increased $0.6 million to $0.6 million from zero for the six months ended June 30, 2020. The increase in cost of revenue was attributable to R2, which began the sale of its Glacial Rx products in the current period.

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2021 increased $1.6 million to $5.0 million from $3.4 million for the three months ended June 30, 2020. Selling, general and administrative expenses from our Life Sciences segment for the six months ended June 30, 2021 increased $3.2 million to $9.8 million from $6.6 million for the six months ended June 30, 2020. The increase was driven by higher expenses at R2, which increased spending from the comparable period to ramp up operations to support commercialization efforts and further develop its product platform.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$10.6	$9.5	$1.1	$21.1	$19.6	$1.5

Cost of revenue	4.1	5.5	(1.4)	8.4	11.1	(2.7)
Selling, general and administrative	3.9	5.6	(1.7)	9.4	11.3	(1.9)
Depreciation and amortization	1.4	1.7	(0.3)	2.9	3.4	(0.5)
Other operating expense (income)	(0.2)	(2.1)	1.9	0.2	(2.1)	2.3
Income (loss) from operations	$1.4	$(1.2)	$2.6	$0.2	$(4.1)	$4.3

Revenue: Revenue from our Spectrum segment for the three months ended June 30, 2021 increased $1.1 million to $10.6 million from $9.5 million for the three months ended June 30, 2020. Revenue from our Spectrum segment for the six months ended June 30, 2021 increased $1.5 million to $21.1 million from $19.6 million for the six months ended June 30, 2020. The increase was primarily driven by higher station group revenues, which can be attributed to the expansion in coverage market with new and existing customers and the greater number of OTA stations in operation. Stations group revenue increases were partially offset by lost revenues attributable to the sale of non-core stations in the second half of 2020.

Cost of revenue: Cost of revenue from our Spectrum segment for the three months ended June 30, 2021 decreased $1.4 million to $4.1 million from $5.5 million for the three months ended June 30, 2020. Cost of revenue from our Spectrum segment for the six months ended June 30, 2021 decreased $2.7 million to $8.4 million from $11.1 million for the six months ended June 30, 2020. The overall decrease was primarily driven by cost reductions at Network as well as a reduction in operating expenses for certain non-core station that were sold in the second half of 2020.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the three months ended June 30, 2021 decreased $1.7 million to $3.9 million from $5.6 million for the three months ended June 30, 2020. Selling, general and administrative expense from our Spectrum segment for the six months ended June 30, 2021 decreased $1.9 million to $9.4 million from $11.3 million for the six months ended June 30, 2020. The overall decrease was primarily driven by headcount reductions, decreased consulting fees, decreased office rent, and decreased legal fees in the current year. This was partially offset by severance costs incurred in the current period.

Depreciation and amortization: Depreciation and amortization from our Spectrum segment for the three months ended June 30, 2021 decreased $0.3 million to $1.4 million from $1.7 million for the three months ended June 30, 2020. Depreciation and amortization from our Spectrum segment for the six months ended June 30, 2021 decreased $0.5 million to $2.9 million from $3.4 million for the six months ended June 30, 2020. The decrease in depreciation was primarily related to recent disposals of non-core assets.

Other operating expense (income): Other operating expense (income) from our Spectrum segment for the three months ended June 30, 2021 decreased $1.9 million to income of $0.2 million from $2.1 million for the three months ended June 30, 2020. The decrease in other operating expense (income) was primarily related to a reduction in FCC reimbursements.

Other operating expense (income) from our Spectrum segment for the six months ended June 30, 2021 decreased $2.3 million to loss of $0.2 million from income of $2.1 million for the six months ended June 30, 2020. The decrease in other operating expense (income) was primarily related to a reduction in FCC reimbursements and an impairment of certain right-of-use assets as a result of subletting office space in the current period.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Selling, general and administrative	$6.6	$8.0	$(1.4)	$13.3	$17.1	$(3.8)
Loss from operations	$(6.6)	$(8.0)	$1.4	$(13.3)	$(17.1)	$3.8

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2021 decreased $1.4 million to $6.6 million from $8.0 million for the three months ended June 30, 2020. Selling, general and administrative expenses from our Non-operating Corporate segment for the six months ended June 30, 2021 decreased $3.8 million to $13.3 million from $17.1 million for the six months ended June 30, 2020. The decrease was driven by unrepeated costs related to the proxy contest in the comparable period as well as decreases in stock compensation expense, rent expense and various consulting expenses in the current period, partially offset by increased legal expenses and additional expenses incurred as a result of settlement discussions with the Company's former CEO.

Income (Loss) from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Life Sciences	$(1.7)	$(1.1)	$(0.6)	$(3.2)	$(2.1)	$(1.1)
Other	1.9	0.9	1.0	1.3	(0.6)	1.9
Income (loss) from equity investees	$0.2	$(0.2)	$0.4	$(1.9)	$(2.7)	$0.8

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2021 increased $0.6 million to $1.7 million from $1.1 million for the three months ended June 30, 2020. Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2021 increased $1.1 million to $3.2 million from $2.1 million for the six months ended June 30, 2020. The increase in loss was largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Income from equity investees within our Other segment for the three months ended June 30, 2021 increased $1.0 million to $1.9 million from $0.9 million for the three months ended June 30, 2020. Income (loss) from equity investees within our Other segment for the six months ended June 30, 2021 increased $1.9 million to income of $1.3 million from a loss of $0.6 million for the six months ended June 30, 2020. The increases in both periods were driven by the equity investment in HMN, as the joint venture produced higher income than in the comparable period, which is generally attributable to the timing of turnkey project work, partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

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

(in millions)	Three months ended June 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net (loss) attributable to HC2 Holdings, Inc.						$(23.5)
Less: Discontinued operations						(1.5)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$1.4	$(4.3)	$(1.1)	$(19.2)	$1.2	$(22.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.3	0.1	1.4	—	—	4.8
Depreciation and amortization (included in cost of revenue)	2.7	—	—	—	—	2.7
Other operating (income)	—	—	(0.2)	—	—	(0.2)
Interest expense	2.2	—	2.4	7.8	—	12.4
Other (income) expense, net	(4.1)	—	0.4	3.3	—	(0.4)
Loss on early extinguishment or restructuring of debt	1.5	—	—	0.1	—	1.6
Income tax expense	1.2	—	—	1.4	—	2.6
Noncontrolling interest	0.1	(1.9)	(0.5)	—	0.6	(1.7)
Share-based compensation expense	—	—	0.2	0.5	—	0.7
Nonrecurring Items	0.2	—	—	—	—	0.2
COVID-19 Costs	4.0	—	—	—	—	4.0
Acquisition and disposition costs	1.4	—	0.1	0.4	(0.1)	1.8
Adjusted EBITDA	$13.9	$(6.1)	$2.7	$(5.7)	$1.7	$6.5

(in millions)	Three months ended June 30, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net income attributable to HC2 Holdings, Inc.						$13.1
Less: Discontinued operations						7.5
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$1.7	$(1.2)	$(3.7)	$(38.2)	$47.0	$5.6
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.7	0.1	1.7	—	—	4.5
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	2.3
Other operating (income)	(0.1)	—	(2.2)	—	—	(2.3)
Interest expense	2.2	—	3.5	13.4	—	19.1
Loss on early extinguishment or restructuring of debt	—	—	—	3.4	—	3.4
Other (income) expense, net	(0.1)	(2.3)	0.4	8.8	(71.3)	(64.5)
Income tax expense	0.8	—	—	4.3	6.9	12.0
Noncontrolling interest	0.1	(1.2)	(1.3)	—	17.7	15.3
Bonus to be settled in equity	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	0.1	—	0.1	—	0.2
Nonrecurring Items	0.9	—	—	3.8	—	4.7
COVID-19 Costs	8.4	—	—	—	—	8.4
Acquisition and disposition costs	0.2	—	0.4	1.1	0.5	2.2
Adjusted EBITDA	$19.1	$(4.5)	$(1.2)	$(3.6)	$0.8	$10.6

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2021 decreased $0.3 million to $1.4 million from $1.7 million for the three months ended June 30, 2020. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2021 decreased $5.2 million to $13.9 million from $19.1 million for the three months ended June 30, 2020. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period, as well as a decline in power and industrial repair and maintenance work performed, partially offset by increased contribution from Banker Steel, which was acquired in the second quarter of 2021.
Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2021 increased $3.1 million to $4.3 million from $1.2 million for the three months ended June 30, 2020. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2021 increased $1.6 million to $6.1 million from $4.5 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which increased spending from the comparable period to support commercialization efforts and further develop its product platform, and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials. This was partially offset by increased profit contribution from R2, which launched its Glacial Rx product in the second quarter of 2021.

Spectrum: Net loss from our Spectrum segment for the three months ended June 30, 2021 decreased $2.6 million to $1.1 million from $3.7 million for the three months ended June 30, 2020. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2021 increased $3.9 million to income of $2.7 million from a loss of $1.2 million for the three months ended June 30, 2020. The overall increase in Adjusted EBITDA to income was primarily driven significant efforts to improve operations and reduce costs across the platform, the sale of high-cost non-core stations in the second half of 2020, and growth in station group OTA revenues, which can be attributed to the expansion in covered markets with new and existing customers and greater number of stations in operation.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended June 30, 2021 decreased $19.0 million to $19.2 million from $38.2 million for the three months ended June 30, 2020. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2021 increased $2.1 million to $5.7 million from $3.6 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA loss was driven by additional expenses incurred as a result of settlement discussions with the Company's former CEO and changes to the executive compensation plan that went into effect in the comparable period which reduced executive and employee bonus accruals, partially offset by a reduction in rent expense.

Other and Elimination: Net income from our Other segment for the three months ended June 30, 2021 decreased $45.8 million to $1.2 million from $47.0 million for the three months ended June 30, 2020. Adjusted EBITDA from our Other segment for the three months ended June 30, 2021 increased $0.9 million to $1.7 million from $0.8 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA for Other and Eliminations was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of turnkey project work, and partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

(in millions)	Six months ended June 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net (loss) attributable to HC2 Holdings, Inc.						$(10.9)
Less: Discontinued operations						50.4
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$1.4	$(8.5)	$(5.5)	$(50.0)	$1.3	$(61.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.7	0.1	2.9	—	—	8.7
Depreciation and amortization (included in cost of revenue)	5.0	—	—	—	—	5.0
Other operating expenses	—	—	0.2	—	—	0.2
Interest expense	4.1	—	4.7	25.0	—	33.8
Other (income) expense, net	(3.9)	—	0.8	(0.7)	—	(3.8)
Loss on early extinguishment or restructuring of debt	1.5	—	0.9	10.0	—	12.4
Income tax expense	1.2	—	—	2.5	—	3.7
Noncontrolling interest	0.1	(4.0)	(1.0)	—	(0.5)	(5.4)
Share-based compensation expense	—	0.1	0.3	0.9	—	1.3
Nonrecurring Items	0.4	—	—	0.5	—	0.9
COVID-19 Costs	7.9	—	—	—	—	7.9
Acquisition and disposition costs	1.8	—	0.2	2.1	—	4.1
Adjusted EBITDA	$25.2	$(12.3)	$3.5	$(9.7)	$0.8	$7.5

(in millions)	Six months ended June 30, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	HC2
Net (loss) attributable to HC2 Holdings, Inc.						$(70.0)
Less: Discontinued operations						(63.6)
Net Income (loss) attributable to HC2 Holdings, Inc., excluding discontinued operations	$1.6	$(4.4)	$(9.2)	$(64.0)	$69.6	$(6.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	0.1	3.4	—	—	8.8
Depreciation and amortization (included in cost of revenue)	4.6	—	—	—	—	4.6
Other operating (income) expenses	0.1	—	(2.2)	—	—	(2.1)
Interest expense	4.4	—	6.7	27.2	—	38.3
Loss on early extinguishment or restructuring of debt	—	—	—	9.2	—	9.2
Other (income) expense, net	0.1	(2.3)	1.0	6.4	(71.3)	(66.1)
Income tax (benefit) expense	1.0	—	—	3.9	(2.6)	2.3
Noncontrolling interest	0.1	(2.2)	(2.4)	—	2.0	(2.5)
Bonus to be settled in equity	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	0.1	0.1	1.5	—	1.7
Nonrecurring Items	1.8	—	—	5.2	—	7.0
COVID-19 Costs	8.8	—	—	—	—	8.8
Acquisition and disposition costs	0.3	—	0.4	2.3	1.4	4.4
Adjusted EBITDA	$28.1	$(8.7)	$(2.2)	$(8.6)	$(0.9)	$7.7

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2021 decreased $0.2 million to $1.4 million from $1.6 million for the six months ended June 30, 2020. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2021 decreased $2.9 million to $25.2 million from $28.1 million for the six months ended June 30, 2020. The decrease in Adjusted EBITDA can be attributed to the timing of project work under execution and change in backlog mix, including a reduction in large commercial construction projects in the current period, as well as a decline in power and industrial repair and maintenance work performed. This was partially offset by increased contribution from Banker Steel, which was acquired in the second quarter of 2021.
Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2021 increased $4.1 million to $8.5 million from $4.4 million for the six months ended June 30, 2020. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2021 increased $3.6 million to $12.3 million from $8.7 million for the six months ended June 30, 2020. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which increased spending from the comparable period to support commercialization efforts and further develop its product platform which launched its Glacial Rx product in the second quarter 2021, and higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Spectrum: Net loss from our Spectrum segment for the six months ended June 30, 2021 decreased $3.7 million to $5.5 million from $9.2 million for the six months ended June 30, 2020. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2021 increased $5.7 million to income of $3.5 million from an Adjusted EBITDA loss of $2.2 million for the six months ended June 30, 2020. The overall increase in Adjusted EBITDA to income primarily driven by significant efforts to improve operations and reduce costs across the platform, the sale of high-cost non-core stations in the second half of 2020 and the growth in OTA revenues, which can be attributed to the expansion in covered markets with new and existing customers and a greater number of stations in operation. This was partially offset by severance costs incurred in the current period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the six months ended June 30, 2021 decreased $14.0 million to $50.0 million from $64.0 million for the six months ended June 30, 2020. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2021 increased $1.1 million to $9.7 million from $8.6 million for the six months ended June 30, 2020. The increase in Adjusted EBITDA loss was driven by additional expenses incurred as a result of negotiations around a settlement with the Company's former CEO. The Company's remaining selling, general and administrative costs were mostly flat as decreases in discretionary bonus and a general reduction in overhead expenses, including professional fees, travel and entertainment expenses, and rent expense, were mostly offset by increases in legal fees resulting from an increase in activity resulting from employment and litigation matters in the current period.

Other and Eliminations: Net income from our Other and Eliminations segment for the six months ended June 30, 2021 decreased $68.3 million to income of $1.3 million from income of $69.6 million for the six months ended June 30, 2020. Adjusted EBITDA from our Other segment for the six months ended June 30, 2021 increased $1.7 million to income of $0.8 million from a loss of $0.9 million for the six months ended June 30, 2020. The increase in Adjusted EBITDA for our Other and Eliminations segment was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of turnkey project work, partially offset by and a reduction in ownership from 49% to 19% as a result of the partial sale of HC2's investment in the second quarter of 2020.

(in millions):	Three Months Ended June 30,			Six months ended June 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Infrastructure	$13.9	$19.1	$(5.2)	$25.2	$28.1	$(2.9)
Life Sciences	(6.1)	(4.5)	(1.6)	(12.3)	(8.7)	(3.6)
Spectrum	2.7	(1.2)	3.9	3.5	(2.2)	5.7
Non-Operating Corporate	(5.7)	(3.6)	(2.1)	(9.7)	(8.6)	(1.1)
Other and Eliminations	1.7	0.8	0.9	0.8	(0.9)	1.7
Adjusted EBITDA	$6.5	$10.6	$(4.1)	$7.5	$7.7	$(0.2)

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

Infrastructure Segment

At June 30, 2021, DBMG's backlog was $1,634.4 million, consisting of $1,323.1 million under contracts or purchase orders and $311.3 million under letters of intent or notices to proceed. Approximately $1,022.1 million, representing 62.5% of DBMG’s backlog at June 30, 2021, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

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

As of June 30, 2021, the Company had $18.1 million of cash and cash equivalents compared to $43.8 million as of December 31, 2020. On a stand-alone basis, as of June 30, 2021, the Non-Operating Corporate segment had cash and cash equivalents of $2.0 million compared to $27.5 million at December 31, 2020.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, liabilities associated with insurance products, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2021, the Company had $679.6 million of indebtedness on a consolidated basis compared to $576.6 million as of December 31, 2020. On a stand-alone basis, as of June 30, 2021 and December 31, 2020, HC2 had indebtedness of $390.0 million and $410.4 million, respectively.

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

HC2 received $0.8 million and $2.1 million in net management fees from its Insurance segment during the three months ended June 30, 2021 and six months ended June 30, 2021, respectively.

HC2 is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

On May 29, 2021, pursuant to the Certificate of Designation, holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock.

In connection with the Stock Purchase Agreement, CGI, a wholly owned subsidiary of the Company, entered into a letter agreement with Continental General Holdings, LLC to not redeem at maturity or seek redemption of the $16.1 million Preferred Stock. On July 1, 2021, subsequent to quarter end, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and Series A-4 Preferred Stock with an extended maturity of July 1, 2026, with other terms substantially unchanged from the terms in the Series A and Series A-2 Preferred Stock.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, distributions from our subsidiaries, and/or the sale of assets and certain investments. Historically, we have chosen to reinvest cash and receivables into the growth of our various businesses, and therefore have not kept a large amount of cash on hand at the holding company level. The ability of HC2’s subsidiaries to make distributions to HC2 is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able to raise additional equity capital, refinance or renegotiate terms of our indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

We have seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on its projects. During the three and six months ended June 30, 2021, $4.0 million and $7.9 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on the HC2’s liquidity for the six months ended June 30, 2021, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended June 30, 2021 and 2020 are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Infrastructure	$3.9	$1.1	$5.5	$3.4
Life Sciences	0.3	0.1	0.5	0.1
Spectrum	0.6	3.7	2.0	6.4
Non-operating Corporate	—	0.1	—	0.1
Total	$4.8	$5.0	$8.0	$10.0

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

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance. As of June 30, 2021, DBMG was in compliance with all of the financial covenants to its debt agreements.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of June 30, 2021, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2021, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Six Months Ended June 30,		Increase / (Decrease)
	2021	2020
Operating activities from Continuing Operations	$(34.7)	$(8.1)	$(26.6)
Investing activities from Continuing Operations	(62.8)	223.6	(286.4)
Financing activities from Continuing Operations	73.6	(211.2)	284.8
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.6	(1.3)
Cash flows from discontinued operations	58.3	(40.2)	98.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$33.7	$(35.3)	$69.0
Less: Net increase (decrease) in cash and cash equivalents from discontinued operations	58.3	(35.7)	94.0
Net change in cash, cash equivalents and restricted cash	$(24.6)	$0.4	$(25.0)

Operating Activities

Cash used in operating activities was $34.7 million for the six months ended June 30, 2021 as compared to cash used in operating activities of $8.1 million for the six months ended June 30, 2020. The $26.6 million change was primarily related to the increase in working capital uses resulting from project timing at our Infrastructure segment, ramp up of product launch at R2, and payment of certain accounts payable and increases in accounts receivable at our Spectrum segment. This was partially offset by an increase in working capital at Non-operating Corporate due to the timing of interest payments as a result of the refinancing.

Investing Activities

Cash used in investing activities was $62.8 million for the six months ended June 30, 2021 as compared to cash provided by investing activities of $223.6 million for the six months ended June 30, 2020. The $286.4 million change was due to the acquisition of Banker Steel at our Infrastructure segment in the second quarter of 2021 and from the reduction in proceeds from the sale of subsidiaries. Beyond6 was sold in first quarter of 2021 for net proceeds of $70.0 million compared to GMSL sold in the prior year for net proceeds of $144.0 million.

Financing Activities

Cash provided by financing activities was $73.6 million for the six months ended June 30, 2021 as compared to cash used in financing activities of $211.2 million for the six months ended June 30, 2020. The $284.8 million change was primarily due to proceeds received on debt obligations at our Infrastructure segment as a result of the refinancing in the second quarter of 2021. The change was also driven by the refinancing of debt obligations at our Non-Operating Corporate segment in the comparable period and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL and the partial sale of HMN in the comparable period.

Discontinued Operations

Cash provided by discontinued operations was $58.3 million for the six months ended June 30, 2021 as compared to cash used by discontinued operations of $40.2 million for the six months ended June 30, 2020. The $98.5 million increase was largely due to a decline in net investment purchases at our Insurance segment compared to the prior year.

Reclassifications

Certain 2021 statement of cash flow items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2021 debt balance, DBMG anticipates that its interest payments will be approximately $2.1 million each quarter of 2021.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have reclassified several entities as discontinued operations for the three and six months ended June 30, 2021 and 2020. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

•The sale of GMSL closed on February 28, 2020. At the time of the sale, the Company recorded a $39.3 million loss on the sale and recognized $31.3 million Accumulated other comprehensive loss. During the fourth quarter of 2020, the Company recognized a gain of $2.4 million as a result of bonding releases related to projects which existed prior to sale. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

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

•On March 29, 2021, the Company announced the entry into the Stock Purchase Agreement to sell its Insurance segment to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of June 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. On July 1, 2021, subsequent to quarter end, the Company closed on the sale.

Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operations, Investing and Financing activities sections for each year presented.

In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

Off-Balance Sheet Arrangements

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, HC2 was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Condensed Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at June 30, 2021 included letters of credit of $13.4 million under Credit and Security Agreements and performance bonds of $921.1 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2021. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•risks associated with our equity method investment that operates in China (i.e., HMN International Co., Ltd F/K/A Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary)

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes, except as required by applicable law.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Please note that the agreements included as exhibits to this Form 10-Q are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about HC2 Holdings, Inc. or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description

2.1
First Amendment to Membership Interest Purchase Agreement, dated May 25, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by HC2 on May 27, 2021) (File No. 021-35210)

4.1
Certificate of Designation of Series A-3 Convertible Participating Preferred Stock of HC2 Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

4.2
Certificate of Designation of Series A-4 Convertible Participating Preferred Stock of HC2 Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

4.3
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBM Global Intermediate Holdco Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

10.1
Credit Agreement, dated as of May 27, 2021, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on May 27, 2021) (File No. 021-35210),

10.2
HC2 Preferred Support Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 on July 1, 2021) (File No. 021-35210)

10.3
DBM Common Support Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by HC2 on July 1, 2021 (File No. 021-35210),

10.4
Form of Exchange Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

10.5	Letter Agreement dated March 26, 2021 by and between HC2 Holdings, Inc. and Continental General Insurance Company (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC2 Holdings, Inc.
Date:	August 6, 2021	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)