Form 10-Q
period 2021-09-30
INNOVATE Corp.
filed 2021-11-04
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210

INNOVATE CORP. (Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
295 Madison Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 235-2690
(Registrant’s telephone number, including area code)
_____________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VATE	New York Stock Exchange

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

As of October 31, 2021, 77,768,116 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.
INDEX TO FORM 10-Q

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$394.8	$170.5	$810.4	$538.9
Cost of revenue	339.7	138.8	688.4	447.7
Gross profit	55.1	31.7	122.0	91.2
Operating expenses:
Selling, general and administrative	44.3	33.9	120.9	109.2
Depreciation and amortization	8.9	4.5	17.6	13.3
Other operating loss	0.8	9.4	1.0	7.3
Income (loss) from operations	1.1	(16.1)	(17.5)	(38.6)
Other (expense) income:
Interest expense	(12.8)	(17.9)	(46.6)	(56.2)
Loss on early extinguishment or restructuring of debt	(0.1)	—	(12.5)	(9.2)
Loss from equity investees	(2.9)	(1.3)	(4.8)	(4.0)
Other income	0.6	6.9	4.4	73.0
Loss from continuing operations before income taxes	(14.1)	(28.4)	(77.0)	(35.0)
Income tax expense	(0.1)	(1.4)	(3.8)	(3.7)
Loss from continuing operations	(14.2)	(29.8)	(80.8)	(38.7)
(Loss) income from discontinued operations (including loss on sale of $200.3 million for the three months ended September 30, 2021 and net loss on sales of $159.9 million and $39.3 million for the nine months ended September 30, 2021 and 2020, respectively)	(200.3)	8.2	(149.9)	(55.4)
Net loss	(214.5)	(21.6)	(230.7)	(94.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2.6	4.3	7.9	6.8
Net loss attributable to INNOVATE Corp.	(211.9)	(17.3)	(222.8)	(87.3)
Less: Preferred dividends and deemed dividends from conversions	1.1	0.4	1.7	1.2
Net loss attributable to common stock and participating preferred stockholders	$(213.0)	$(17.7)	$(224.5)	$(88.5)

Loss per common share - continuing operations
Basic	$(0.16)	$(0.57)	$(0.98)	$(1.06)
Diluted	$(0.16)	$(0.57)	$(0.98)	$(1.06)

Loss per common share - discontinued operations
Basic	$(2.59)	$0.20	$(1.94)	$(0.83)
Diluted	$(2.59)	$0.20	$(1.94)	$(0.83)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(2.75)	$(0.37)	$(2.92)	$(1.89)
Diluted	$(2.75)	$(0.37)	$(2.92)	$(1.89)

Weighted average common shares outstanding:
Basic	77.2	47.4	77.0	46.7
Diluted	77.2	47.4	77.0	46.7
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(214.5)	$(21.6)	$(230.7)	$(94.1)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1.2)	(0.5)	(2.4)	3.5
Unrealized (loss) income on available-for-sale securities	—	65.0	(57.7)	72.8
Dispositions	(334.0)	—	(334.0)	22.1
Other comprehensive (loss) income	(335.2)	64.5	(394.1)	98.4
Comprehensive (loss) income	(549.7)	42.9	(624.8)	4.3
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2.6)	(4.6)	(8.0)	2.7
Comprehensive (loss) income attributable to INNOVATE Corp.	$(552.3)	$38.3	$(632.8)	$7.0

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)
'

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$55.5	$43.8
Accounts receivable, net	425.0	184.7
Contract assets	72.5	55.6
Inventory	17.4	9.9
Restricted cash	8.6	1.5
Assets held for sale	2.2	5,942.1
Other current assets	11.0	8.7
Total current assets	592.2	6,246.3
Investments	49.9	55.4
Deferred tax asset	2.8	3.0
Property, plant and equipment, net	168.2	112.8
Goodwill	122.8	111.0
Intangibles, net	213.1	172.1
Other assets	72.5	42.2
Total assets	$1,221.5	$6,742.8

Liabilities, temporary equity and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$183.2	$69.7
Accrued liabilities	99.7	77.1
Current portion of debt obligations	71.1	433.6
Contract liabilities	161.4	52.2
Liabilities held for sale	—	5,306.7
Other current liabilities	18.0	12.9
Total current liabilities	533.4	5,952.2
Deferred tax liability	8.0	7.0
Debt obligations	602.8	127.9
Other liabilities	61.7	39.8
Total liabilities	1,205.9	6,126.9
Commitments and contingencies
Temporary equity
Preferred stock	19.1	10.4
Redeemable noncontrolling interest	51.2	5.3
Total temporary equity	70.3	15.7
Stockholders’ (deficit) equity
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at September 30, 2021 and December 31, 2020, respectively
Shares issued: 79,157,332 and 77,836,586 at September 30, 2021 and December 31, 2020, respectively
Shares outstanding: 77,768,116 and 76,726,835 at September 30, 2021 and December 31, 2020, respectively
Additional paid-in capital	331.2	355.7
Treasury stock, at cost: 1,389,216 and 1,109,751 shares at September 30, 2021 and December 31, 2020, respectively	(5.2)	(4.2)
Accumulated deficit	(411.5)	(188.7)
Accumulated other comprehensive income	3.2	396.9
Total INNOVATE Corp. stockholders’ (deficit) equity	(82.2)	559.8
Noncontrolling interest	27.5	40.4
Total stockholders’ (deficit) equity	(54.7)	600.2
Total liabilities, temporary equity and stockholders’ (deficit) equity	$1,221.5	$6,742.8
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2
Share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4	—
Fair value adjustment of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1
Preferred stock dividend	—	—	(1.1)	—	—	—	(1.1)	—	(1.1)	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Transactions with noncontrolling interests	—	—	(22.4)	—	—	—	(22.4)	5.3	(17.1)	5.6
Other	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	—
Net loss	—	—	—	—	(211.9)	—	(211.9)	(1.0)	(212.9)	(1.6)
Other comprehensive loss	—	—	—	—	—	(335.0)	(335.0)	—	(335.0)	—
Balance as of September 30, 2021	77.8	$0.1	$331.2	$(5.2)	$(411.5)	$3.2	$(82.2)	$27.5	$(54.7)	$70.3

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	1.7	—	—	—	1.7	—	1.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	0.4
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(1.4)	—	—	—	(1.4)	—	(1.4)	—
Issuance of common stock	1.1	—	0.7	—	—	—	0.7	—	0.7	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Redemption of Series A and A-2 Preferred Stock	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(21.6)	—	—	—	(21.6)	(9.7)	(31.3)	9.4
Other	—	—	(3.3)	—	—	—	(3.3)	—	(3.3)	—
Net loss	—	—	—	—	(222.8)	—	(222.8)	(3.1)	(225.9)	(4.8)
Other comprehensive loss	—	—	—	—	—	(393.7)	(393.7)	(0.1)	(393.8)	—
Balance as of September 30, 2021	77.8	$0.1	$331.2	$(5.2)	$(411.5)	$3.2	$(82.2)	$27.5	$(54.7)	$70.3

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2020	46.6	$—	$288.5	$(4.2)	$(166.7)	$201.7	$319.3	$45.9	$365.2	$18.7
Share-based compensation	—	—	3.0	—	—	—	3.0	—	3.0	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	0.2
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.7	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	5.6
Transactions with noncontrolling interests	—	—	0.8	—	—	—	0.8	(2.0)	(1.2)	—
Other	—	—	1.7	—	—	—	1.7	—	1.7	—
Net loss	—	—	—	—	(17.3)	—	(17.3)	(2.8)	(20.1)	(1.5)
Other comprehensive income (loss)	—	—	—	—	—	64.7	64.7	(0.2)	64.5	(0.1)
Balance as of September 30, 2020	47.3	$—	$293.6	$(4.2)	$(184.0)	$266.4	$371.8	$40.9	$412.7	$22.9

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	5.9	—	—	—	5.9	—	5.9	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.4)	—	—	—	(1.4)	—	(1.4)	1.4
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)	—
Issuance of common stock	1.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	5.6
Transactions with noncontrolling interests	—	—	6.9	—	—	—	6.9	(57.3)	(50.4)	(4.0)
Other	—	—	1.7	—	—	—	1.7	—	1.7	—
Net loss	—	—	—	—	(87.3)	—	(87.3)	(3.8)	(91.1)	(3.0)
Other comprehensive income	—	—	—	—	—	97.7	97.7	8.2	105.9	1.3
Balance as of September 30, 2020	47.3	$—	$293.6	$(4.2)	$(184.0)	$266.4	$371.8	$40.9	$412.7	$22.9

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(230.7)	$(94.1)
Less: Loss from discontinued operations, net of tax	(149.9)	(55.4)
	(80.8)	(38.7)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	1.7	2.5
Depreciation and amortization	26.0	20.2
Amortization of deferred financing costs and debt discount	9.4	10.6
Amortization of discount on investments, net	—	(0.1)
Loss on extinguishment of debt	12.5	9.2
Loss from equity investees	4.8	4.0
Asset impairment expense	2.7	11.2
Net realized and unrealized gains on investments	—	(72.5)
Deferred income taxes	1.1	(3.3)
Other operating activities	(5.0)	3.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(127.9)	41.4
Contract assets on uncompleted contracts	(15.0)	2.3
Other current assets	(0.4)	(10.7)
Other assets	6.1	5.0
Accounts payable	65.7	6.1
Accrued liabilities	6.7	27.4
Contract liabilities on uncompleted contracts	54.2	9.7
Other current liabilities	(2.8)	(21.0)
Other liabilities	(7.1)	(13.1)
Cash used in operating activities	(48.1)	(6.8)
Cash provided by discontinued operating activities	33.5	84.2
Cash (used in) provided by continuing operating activities	(14.6)	77.4
Cash flows from investing activities
Purchase of property, plant and equipment	(15.0)	(14.6)
Proceeds from disposal of property, plant and equipment	12.5	0.6
Sale of investments	—	0.7
Sale of equity method investments	—	85.5
Cash received from dispositions, net of cash disposed	74.0	144.0
Extraordinary dividend received in business disposition	62.5	—
Cash paid for acquisitions, net of cash acquired	(128.5)	—
Other investing activities	0.9	5.2
Cash provided by investing activities	6.4	221.4
Cash used in discontinued investing activities	(221.3)	(151.0)
Cash (used in) provided by continuing investing activities	(214.9)	70.4
Cash flows from financing activities
Proceeds from debt obligations	529.8	1.7
Principal payments on debt obligations	(454.8)	(155.3)
Cash received by subsidiary to issue preferred stock	10.5	15.6
Redemption of preferred stock	(10.4)	—
Transactions with noncontrolling interests	(9.5)	(62.9)
Other financing activities	(3.4)	(4.8)
Cash provided by (used in) financing activities	62.2	(205.7)
Cash used in discontinued financing activities	(7.6)	(18.1)
Cash provided by (used in) continuing financing activities	54.6	(223.8)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	0.7
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(176.6)	(75.3)
Less: Net decrease in cash and cash equivalents from discontinued operations	(195.4)	(80.4)
Net change in cash, cash equivalents and restricted cash	18.8	5.1
Cash, cash equivalents and restricted cash, beginning of period	45.3	24.7
Cash, cash equivalents and restricted cash, end of period	$64.1	$29.8

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

INNOVATE Corp. ("INNOVATE", formerly known as HC2 Holdings, Inc.) and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol "VATE".

The Company currently has three reportable segments, plus our Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Industrial Construction, Structural Steel and Facility Maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf, DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through the recently acquired Banker Steel, DBMG provides fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market. The Company maintains an approximately 90% controlling interest in DBMG.

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

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("HC2 Broadcasting") and its subsidiaries. HC2 Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, HC2 Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains a 98% controlling interest in HC2 Broadcasting and maintains a controlling interest of approximately 76%, inclusive of approximately 10% proxy rights from minority holders of DTV America Corporation ("DTV").

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in Huawei Marine Networks Co., Limited (“HMN”), its 19% equity method investment, and the discontinued operations of Global Marine Systems Limited ("GMSL"). Also included in the Other segment is the discontinued operations of Beyond6, Inc. ("Beyond6"), Continental Insurance Group ("CIG") and PTGi International Carrier Services, Inc. and its subsidiaries ("ICS").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. For the nine months ended September 30, 2021, the results of DBMG, Genovel, R2, HC2 Broadcasting, CIG, GMH and Beyond6 have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2021.

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

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company continues to closely monitor the impact of the COVID-19 pandemic, including the effectiveness of the vaccine programs, on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels and any potential prolonging or worsening of the pandemic due to COVID-19 variants. We are unable to predict the impact that COVID-19 will have on the Company's financial position and operating results due to numerous uncertainties. However, as the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	September 30,
	2021	2020
Cash and cash equivalents, beginning of period	$43.8	$23.3
Restricted cash included in other assets	1.5	1.4
Total cash and cash equivalents and restricted cash	$45.3	$24.7

Cash and cash equivalents, end of period	$55.5	$28.2
Restricted cash included in other assets	8.6	1.6
Total cash and cash equivalents and restricted cash	$64.1	$29.8

Cash and cash equivalents classified in Assets held for sale, beginning of period	$195.2	$216.0
Restricted cash classified in Assets held for sale	0.2	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$195.4	$216.2

Cash and cash equivalents classified in Assets held for sale, end of period	$—	$135.6
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$135.8

Supplemental cash flow information:
Cash paid for interest	$31.3	$35.0
Cash paid for taxes, net of refunds	$4.3	$8.5
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$2.1	$3.0
Investments included in accounts receivable	$—	$—
Investments included in accounts payable	$—	$10.0
Issuance of preferred stock	$19.1	$—
Issuance of redeemable noncontrolling interest	$40.9	$—
Extinguishment of convertible note in exchange	$51.8	$—
Issuance of convertible note in exchange	$(51.8)	$—
Debt assumed in acquisitions	$6.3	$—

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

•As a result of the sale of CIG, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of CIG as a separate segment. This entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net income (loss) from continuing operations, Net income (loss) from discontinuing operations, and Net income (loss). See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

INNOVATE CORP.
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

3. Discontinued Operations

The results of GMSL, ICS, Beyond6, and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$146.8	$1.7	$478.4
Life, accident and health earned premiums, net	—	28.6	55.7	86.8
Net investment income	—	46.7	92.4	147.1
Realized/unrealized gains (losses) on investments	—	0.7	5.1	(18.8)
Total revenue	—	222.8	154.9	693.5
Cost of revenue	—	139.9	0.8	457.5
Policy benefits, changes in reserves, and commissions	—	59.6	126.0	195.0
Selling, general and administrative	—	11.3	21.1	50.4
Depreciation and amortization	—	(2.0)	(11.0)	(5.3)
Income (loss) from operations	—	14.0	18.0	(4.1)
Interest expense	—	(1.9)	(0.5)	(9.8)
Loss on sale and liquidation of subsidiaries	(200.3)	—	(159.9)	(39.3)
Income from equity investees	—	—	—	0.5
Other loss	—	(3.8)	(3.1)	(2.0)
Pre-tax (loss) income from discontinued operations	(200.3)	8.3	(145.5)	(54.7)
Income tax expense	—	(0.1)	(4.4)	(0.7)
(Loss) income from discontinued operations	$(200.3)	$8.2	$(149.9)	$(55.4)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of September 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

While several factors impacted the fair value of the Insurance segment at the end of 2019, following discussions with our domestic regulator, changes in the asset management fee arrangement and expectations of future dividends primarily and ultimately resulted in the full impairment of the goodwill associated with the Insurance segment during the year ended December 31, 2019. While these factors did not have a major impact on the operations of the stand-alone business, they did have a significant impact on the economic benefit that could be realized by the Company.

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the segment and sold the business resulting in a $200.8 million loss on the sale of CIG.

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

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the three and nine months ended September 30, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$—	$—	$—	$0.2
Amortization of deferred financing costs and original issuance discount	$—	$—	$—	$0.1

As a result of the mandatory redemption of $76.9 million of 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and nine months ended September 30, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

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

Sale of Beyond6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Parent, and an affiliate of INNOVATE as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and hold backs, the Company recognized an additional $0.5 million gain on the sale.

A portion of the proceeds from the sale of Beyond6 were used to repay $15.0 million of the then outstanding balance under the Revolving Credit Agreement and repay $27.9 million of the Company's 2021 Senior Secured Notes.

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and amortization of deferred financing costs and original issue discount for the three and nine months ended September 30, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$—	$0.3	$0.1	$0.5
Amortization of deferred financing costs and original issuance discount	$—	$0.1	$—	$0.1

As a result of the repayment of $27.9 million of the 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the three and nine months ended September 30, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$—	$0.8	$0.3	$2.4
Amortization of deferred financing costs and original issuance discount	$—	$0.1	$—	$0.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summarized assets and liabilities of the discontinued operations are as follows (in millions):

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$—	$195.2
Accounts receivable, net	—	13.6
Other current assets	1.5	8.7
Total current assets	1.5	217.5
Investments	—	4,610.2
Recoverable from reinsurers	—	957.5
Deferred tax asset	—	1.4
Property, plant and equipment, net	—	90.5
Goodwill	—	2.1
Intangibles, net	—	11.7
Other assets	—	51.2
Total assets held for sale	$1.5	$5,942.1

Liabilities
Current liabilities
Accounts payable	$—	$2.6
Accrued liabilities	—	35.8
Current portion of debt obligations	—	5.7
Other current liabilities	—	7.4
Total current liabilities	—	51.5
Life, accident and health reserves	—	4,627.5
Annuity reserves	—	228.8
Value of business acquired	—	199.8
Deferred tax liability	—	136.5
Debt obligations	—	50.6
Other liabilities	—	12.0
Total liabilities held for sale	$—	$5,306.7

In addition, as of September 30, 2021, the Company had $0.7 million of assets from its Infrastructure segment classified as Assets held for sale in continuing operations.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Infrastructure	$383.0	$160.8	$776.3	$509.6
Spectrum	10.2	9.7	31.3	29.3
Life Sciences	1.6	—	2.8	—
Total revenue	$394.8	$170.5	$810.4	$538.9

Accounts receivables, net from contracts with customers consist of the following (in millions):

	September 30, 2021	December 31, 2020

Accounts receivables with customers
Infrastructure	$405.4	$168.5
Spectrum	9.0	7.3
Life Sciences	0.2	—
Total accounts receivables with customers	$414.6	$175.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial	$207.0	$48.2	$343.3	$165.0
Industrial	92.9	52.2	207.9	170.6
Transportation	16.0	18.2	40.0	58.0
Government	15.9	17.5	54.6	37.2
Leisure	4.8	8.2	16.5	35.5
Healthcare	17.1	7.9	37.2	20.6
Convention	23.4	1.2	51.7	5.0
Other	5.9	7.3	25.1	17.0
Total revenue from contracts with customers	383.0	160.7	776.3	508.9
Other revenue	—	0.1	—	0.7
Total Infrastructure segment revenue	$383.0	$160.8	$776.3	$509.6

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2021	December 31, 2020

Contract assets	$72.5	$55.6
Contract liabilities	$(161.4)	$(52.2)

The change in contract assets is a result of the recording of $47.7 million of contract assets on uncompleted contracts driven by new commercial projects and $1.9 million of contract assets on uncompleted contracts for projects acquired in the Banker Steel acquisition, offset by $32.7 million of contract assets on uncompleted contracts transferred to receivables from contract assets recognized at the beginning of the period. The change in contract liabilities is a result of periodic contract liabilities on uncompleted contracts of $145.3 million driven largely by new commercial projects and $55.0 million of contract liabilities on uncompleted contracts for projects acquired as a result of the Banker Steel acquisition, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $91.1 million.

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$535.9	$543.2	$1,079.1
Industrial	178.2	—	178.2
Transportation	31.3	16.1	47.4
Government	34.9	—	34.9
Leisure	16.6	2.0	18.6
Healthcare	57.3	—	57.3
Convention	119.8	50.0	169.8
Other	12.7	—	12.7
Remaining unsatisfied performance obligations	$986.7	$611.3	$1,598.0

DBMG includes an additional $7.9 million in its backlog that is not included in the remaining unsatisfied performance obligations noted above. This backlog represents commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic experience and knowledge of our customers' intentions.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Systems and consumables revenue	$1.6	$—	$2.8	$—
Total Life Sciences segment revenue	$1.6	$—	$2.8	$—

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Broadcast station	$4.7	$4.0	$13.6	$11.3
Network advertising	4.2	4.1	13.7	13.1
Network distribution	0.8	1.0	2.5	3.0
Other	0.5	0.6	1.5	1.9
Total Spectrum segment revenue	$10.2	$9.7	$31.3	$29.3

The transaction price allocated to remaining unsatisfied performance obligations consisted of $1.0 million, $5.9 million, and $0.1 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $4.6 million is expected to be recognized within one year and $2.4 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Infrastructure Segment

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million, which closed on May 27, 2021. The acquisition was financed with $64.1 million from a partial draw on a new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from INNOVATE in the settlement of certain intercompany balances.

Banker Steel provides fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative Detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

The transaction was accounted for as a business acquisition. The preliminary allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill is summarized as follows (in millions):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Purchase Consideration at Fair Value
Partial draw on new $110.0 million revolving credit facility	$64.1
Sellers' notes	49.6
Bankers Steel debt - assumed	6.3
Cash	25.0
Gross consideration	145.0
Less: Seller transaction costs - assumed	0.4
Less: Bankers debt - assumed	6.3
Less: R&W premium paid by seller	0.5
Net consideration	$137.8

Cash and cash equivalents	$9.3
Accounts receivable, net	111.3
Contract assets	1.9
Assets held for sale	0.7
Inventory	5.7
Other current assets	1.6
Property, plant, and equipment, net	58.6
Other assets	40.2
Intangibles, net	61.4
Goodwill	12.1
Total assets to be acquired	302.8

Accounts Payable	39.1
Contract liabilities	55.0
Other current liabilities	30.3
Other liabilities	34.2
Long-term debt, less current portion	6.4
Total liabilities to be assumed	165.0

Total net assets acquired	$137.8

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

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to acquired assets and liabilities. Among the factors that contributed to goodwill was approximately $61.4 million assigned to intangibles, including customer relationships of $34.1 million with a useful life of 18 years, trade names of $7.4 million with a useful life of 15 years, existing customer contracts of $17.9 million with a useful life of 2 years and leasehold interests of $2.0 million with varying useful life. Goodwill is not amortized and is not deductible for tax purposes.

Acquisition costs incurred by DBMG in connection with the acquisition of Banker Steel were approximately $2.2 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

The following schedule presents the unaudited results of operations data for the three and nine months ended September 30, 2021 for Banker Steel since the date of acquisition (in millions):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$114.3	$153.8
Net income from operations	$6.0	$7.3
Net income attributable to INNOVATE	$3.9	$4.5

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue	$271.3	$1,007.9	$788.3
Income (loss) from operations	$(5.8)	$(6.0)	$(22.5)
Net loss attributable to INNOVATE	$(9.0)	$(214.5)	$(79.3)

Spectrum Segment

During the nine months ended September 30, 2021, the Company increased its controlling interest in DTV from approximately 60%, inclusive of approximately 10% proxy and voting rights from minority holders, to approximately 76%, inclusive of approximately 10% proxy and voting rights from minority holders, from private purchases and proxy voting rights.

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

The transaction closed on February 28, 2020. GMH received approximately $144.0 million of net proceeds from the sale, of which $36.8 million and $5.5 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. INNOVATE received net proceeds of approximately $100.8 million. In connection with the closing of the transaction, the purchaser deposited (i) $1.25 million of the base price into an escrow fund for the purpose of securing certain indemnification obligations for losses payable in the first twelve months after closing and (ii) $1.91 million of the base price into an escrow fund for the purpose of securing a purchase price adjustment, if any, in favor of purchaser. Following the closing, the purchaser paid an amount equal to $2.4 million on the earlier of December 31, 2020 and the date on which a cash collateralized bonding facility was released.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

In the second quarter of 2020, in conjunction with the first tranche of the sale, the Company received $85.5 million in cash, of which $17.5 million and $2.1 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. On the close date, New Saxon recorded a $71.1 million gain, included in Other income (loss) in the Condensed Consolidated Statements of Operations. The gain recognized includes $11.3 million related to the fair value of the put option. In addition, on the close date, the Company recorded a $7.2 million tax expense related to a foreign tax payment when the first tranche closed.

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

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of INNOVATE as the Stockholder Representative for the Beyond6 stockholders, for a total purchase price, net of Beyond6's debt and transaction expenses, customary purchase price adjustments and escrow arrangements, of approximately $106.5 million. Net proceeds received by INNOVATE at closing was cash consideration of approximately $70.0 million. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and hold backs, the Company recognized an additional $0.5 million gain on the sale.

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of September 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

While several factors impacted the fair value of the Insurance segment at the end of 2019, following discussions with our domestic regulator, changes in the asset management fee arrangement and expectations of future dividends primarily and ultimately resulted in the full impairment of the goodwill associated with the Insurance segment during the year ended December 31, 2019. While these factors did not have a major impact on the operations of the stand-alone business, they did have a significant impact on the economic benefit that could be realized by the Company.

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the segment and sold the business resulting in a $200.8 million loss on the sale of CIG.

See Note 3. Discontinued Operations for further details.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	September 30, 2021	December 31, 2020

Contracts in progress	$306.0	$118.6
Unbilled retentions	99.8	50.3
Trade receivables	9.3	7.5
Other receivables	10.5	8.9
Allowance for doubtful accounts	(0.6)	(0.6)
Total	$425.0	$184.7

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in millions):

	September 30, 2021	December 31, 2020

Equipment, furniture and fixtures, and software	$169.2	$113.7
Building and leasehold improvements	43.3	41.0
Land	24.1	24.1
Construction in progress	13.4	3.1
Plant and transportation equipment	8.3	4.4
	258.3	186.3
Less: Accumulated depreciation	90.1	73.5
Total	$168.2	$112.8

Depreciation expense was $7.8 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively. These amounts included $3.4 million and $2.3 million of depreciation expense recognized within cost of revenue for each of the three months ended September 30, 2021 and 2020.

Depreciation expense was $17.7 million and $15.6 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts included $8.4 million and $6.9 million of depreciation expense recognized within cost of revenue for each of the nine months ended September 30, 2021 and 2020.

8. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2020	$89.6	$21.4	$111.0
Acquisitions	12.1	—	12.1
Translation	(0.3)	—	(0.3)
Balance at September 30, 2021	$101.4	$21.4	$122.8

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	September 30, 2021	December 31, 2020

FCC licenses	$106.5	$113.0
Other	—	—
Total	$106.5	$113.0

For the nine months ended September 30, 2021, FCC licenses decreased $6.5 million predominantly as a result of our Spectrum segment selling non-core FCC licenses.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of amortizable intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(5.8)	$19.6	$18.0	$(4.6)	$13.4
Customer relationships and contracts	11 years	88.3	(18.1)	70.2	36.4	(12.1)	24.3
Channel sharing arrangements	35 years	12.6	(1.0)	11.6	20.2	(1.6)	18.6
Other	8 years	8.3	(3.1)	5.2	5.5	(2.7)	2.8
Total		$134.6	$(28.0)	$106.6	$80.1	$(21.0)	$59.1

Amortization expense for definite lived intangible assets was $4.5 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets was $8.3 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2021, FCC licenses decreased $7.6 million predominantly as a result of our Spectrum segment selling a non-core channel sharing arrangement.

Amortization

Excluding the impact of any future acquisitions, dispositions or change in foreign currency, the Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2021	$4.3
2022	17.1
2023	11.7
2024	7.9
2025	7.2
Thereafter	58.4
Total	$106.6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Debt Obligations

Debt obligations consist of the following (in millions):

	September 30, 2021	December 31, 2020
Infrastructure
LIBOR plus 5.85% Note, due 2023	$—	$71.6
LIBOR plus 1.50% Line of Credit	—	38.7
3.25% Note due 2026	108.1	—
PRIME minus 1.10% Line of Credit	72.5	—
4.00% Note due 2024	25.0	—
8.00% Note due 2024	19.6	—
Other, various maturity dates	6.3	—
Obligations under finance leases	0.1	0.2
Spectrum
8.50% Note due 2021	19.3	19.3
10.50% Note due 2021	32.9	32.9
Other, various maturity dates	2.2	2.9
Obligations under finance leases	—	0.6
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	—	340.4
8.50% Senior Secured Notes, due 2026	330.0	—
7.50% Convertible Senior Notes, due 2022	3.2	55.0
7.50% Convertible Senior Notes, due 2026	51.8	—
LIBOR plus 5.75% Line of Credit	5.0	15.0
	676.0	576.6
Unamortized issuance discount, issuance premium, and deferred financing costs	(2.1)	(15.1)
Less: current portion of debt obligations	(71.1)	(433.6)
Debt obligations	$602.8	$127.9
approximately

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2021	$0.1	$64.6	$64.7
2022	—	56.2	56.2
2023	—	56.4	56.4
2024	—	144.0	144.0
2025	—	41.3	41.3
Thereafter	—	503.9	503.9
Total minimum principal and interest payments	0.1	866.4	866.5
Less: Amount representing interest	—	(190.5)	(190.5)
Total aggregate finance lease and debt payments	$0.1	$675.9	$676.0

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

The extinguishment of the Revolving Line and the TWC Loan yielded a loss on extinguishment of $1.5 million included in Loss on early extinguishment or restructuring of debt in the Condensed Consolidated Statement of Operations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Spectrum

On August 30, 2021, HC2 Broadcasting repurchased $1.0 million of DTV's outstanding notes payable, inclusive of accrued interest, to certain institutional investors. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days, and subsequent to quarter end, HC2 Broadcasting repurchased the remaining DTV outstanding Secured Notes. See Note 19. Subsequent Events for further information.

Non-Operating Corporate

On February 1, 2021, INNOVATE repaid its 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.5% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.5% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued 7.5% convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

At September 30, 2021, the 2026 Convertible Notes had a carrying value of $61.7 million and an unamortized premium of $10.9 million. Based on the closing price of our common stock of $4.10 on September 30, 2021, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For the nine months ended September 30, 2021, interest cost recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $2.6 million and $1.3 million, respectively.

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

In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. The Company used the proceeds to fund a portion of the redemption of the Company's Series A and A-2 Preferred Stock.

INNOVATE is in compliance with its debt covenants as of September 30, 2021.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
10. Supplementary Financial Information

Contracts in Progress

Contract assets on uncompleted contracts and contract liabilities and recognized earnings on uncompleted contracts consist of the following:

	September 30, 2021	December 31, 2020

Costs incurred on contracts in progress	$1,830.8	$752.9
Estimated earnings	287.8	139.0
	2,118.6	891.9
Less: progress billings	2,207.5	888.5
	$(88.9)	$3.4

The above is included in the accompanying condensed consolidated balance sheet under the following line items:
Contract assets on uncompleted contracts	$72.5	$55.6
Contract liabilities on uncompleted contracts	(161.4)	(52.2)
	$(88.9)	$3.4
Investments

Carrying values of other invested assets were as follows (in millions):

	September 30, 2021			December 31, 2020
	Measurement Alternative(1)	Equity Method	Total	Measurement Alternative(1)	Equity Method	Total
Common stock	$—	$2.4	$2.4	$—	$2.5	$2.5
Preferred stock	—	10.0	10.0	—	15.4	15.4
Fixed maturities	0.5	—	0.5	0.5	—	0.5
Put option	11.3	—	11.3	11.3	—	11.3
Equity method securities	—	25.7	25.7	—	25.7	25.7
Total	$11.8	$38.1	$49.9	$11.8	$43.6	$55.4
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

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

September 30, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$673.9	$689.4	$—	$689.4	$—
Total liabilities not accounted for at fair value	$673.9	$689.4	$—	$689.4	$—

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$560.7	$579.2	$—	$579.2	$—
Total liabilities not accounted for at fair value	$560.7	$579.2	$—	$579.2	$—
(1) Excludes certain lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	September 30, 2021	December 31, 2020

Right of use asset	$68.1	$39.8
Other	4.4	2.4
Total other non-current assets	$72.5	$42.2

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020

Accrued expenses and other current liabilities	$38.9	$27.9
Accrued payroll and employee benefits	41.3	34.7
Accrued interest	19.5	13.9
Accrued income taxes	—	0.6
Total accrued liabilities	$99.7	$77.1

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	September 30, 2021	December 31, 2020

Lease liability, net of current portion	$56.7	$31.6
Other	5.0	8.2
Total other non-current liabilities	$61.7	$39.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of September 30, 2021 and December 31, 2020, lease right-of-use assets and lease liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020

Right-of-use assets:
Operating lease (Other non-current assets)	$68.1	$39.8
Finance lease (Property, plant and equipment, net)	0.1	0.9
Total right-of-use assets	$68.2	$40.7

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$15.6	$11.2
Non-current portion of operating lease (Other non-current liabilities)	56.7	31.6
Finance lease (Debt obligations)	0.1	0.8
Total lease liabilities	$72.4	$43.6

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the three and nine months ended September 30, 2021 and 2020. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2021 and 2045.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.3	$0.8	$0.9
Interest on lease liabilities	—	—	—	0.1
Net finance lease cost	0.2	0.3	0.8	1.0
Operating lease cost	7.9	6.8	15.7	14.0
Variable lease cost	0.1	—	0.3	0.2
Total lease cost	$8.2	$7.1	$16.8	$15.2

Cash flow information related to leases for the three and nine months ended September 30, 2021and 2020 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—	$—	$0.1
Financing cash flows from finance leases	$0.1	$0.2	$0.6	$0.7
Operating cash flows from operating leases	$8.1	$6.8	$16.0	$13.9
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$—	$—	$—	$0.1
Operating leases	$1.7	$3.5	$42.9	$15.6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	September 30, 2021	December 31, 2020

Weighted-average remaining lease term (years) - operating lease	7.5	4.0
Weighted-average remaining lease term (years) - finance lease	1.3	1.1
Weighted-average discount rate - operating lease	5.3%	6.3%
Weighted-average discount rate - finance lease	5.2%	9.0%

As of September 30, 2021, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2021	$4.8	$0.1
2022	18.0	—
2023	15.1	—
2024	10.3	—
2025	7.2	—
Thereafter	33.1	—
Total future lease payments	88.5	0.1
Less: Present values	(16.2)	—
Total lease liability balance	$72.3	$0.1

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2021 interim tax provision.

Income tax was an expense of $0.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense recorded for the three months ended September 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended September 30, 2020 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Income tax was an expense of $3.8 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense recorded for the nine months ended September 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the nine months ended September 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act.

Net Operating Losses

At December 31, 2020, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $170.3 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of September 30, 2021, the Company expects that approximately $101.5 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2021. This estimate may change based on changes to the quarterly forecasts and actual results reported on the 2020 U.S. tax return.

Additionally, at December 31, 2020, the Company had $112.6 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in INNOVATE Corp.'s U.S. consolidated income tax return. This balance includes $29.3 million from ANG which was sold during the first quarter of 2021.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

CARES Act Payroll Tax Deferral

Tax payment deferrals provided for under the CARES Act resulted in liabilities for deferred payroll tax payments. The Company elected to defer approximately $11.0 million of its employer payroll tax obligation as of September 30, 2021. The Company is required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022, resulting in $5.5 million included in Accrued liabilities and $5.5 million included in Other liabilities. We continue to monitor any effects that may result from the CARES Act.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery against INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and certain of DBMG’s current and former officers and directors, including current and former INNOVATE officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with INNOVATE, the “INNOVATE Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that the Company, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to the Company. FVI challenges the following transactions: (i) DBMG’s payments to the Company from 2016–present pursuant to a Tax Sharing Agreement between DBMG and the Company; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Company believes the allegations in the FVI Amended Complaint are without merit and the Company-related defendants have filed a motion to dismiss the complaint, which continues to be pending. The Company intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Phillip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. The Company believes the allegations in the amended complaint are without merit and the INNOVATE-related defendants intend to move to dismiss the amended complaint. The Company intends to vigorously defend this litigation.

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

Books and Records Demand

On July 28, 2021, the Company received a demand from a company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company's sale of its Insurance segment. The Company has responded to the demand and cannot determine at this time if the books and records demand will lead to litigation.

Tax Matters

Currently, the Canada Revenue Agency ("CRA") is auditing a subsidiary previously held by the Company. The Company intends to cooperate in audit matters. To date, CRA has not proposed any specific adjustments and the audit is ongoing.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.7 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

All grants are time based and vest either immediately or over a period established at grant. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,152,202	$2.74
Vested	(2,258,905)	$4.08
Forfeited	(478,639)	$5.87
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(445,911)	$3.70
Forfeited	(151,469)	$4.13
Unvested - September 30, 2021	624,511	$3.94

At September 30, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $1.5 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.0 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(2,328,327)	$9.18
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(23,999)	$5.31
Outstanding - September 30, 2021	4,715,859	$5.13

Eligible for exercise	4,714,509	$5.13

At September 30, 2021, the intrinsic value and average remaining life of the Company's outstanding options were $0.3 million and approximately 2.9 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.3 million and approximately 2.9 years.

At September 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.5 years. There are 1,350 unvested stock options expected to vest, with a weighted average remaining life of 7.5 years, a weighted average exercise price of $2.62, and an intrinsic value of $0.1 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
15. Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2021	December 31, 2020

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding(1)	—	6,375
Series A-2 shares issued and outstanding(1)	—	4,000
Series A-3 shares issued and outstanding	6,125	—
Series A-4 shares issued and outstanding	10,000	—
(1) In 2020, CGI, formerly a wholly owned subsidiary of the Company, owned 6,125 shares of Series A Preferred Stock and 10,000 shares of Series A-2 Preferred Stock which were eliminated in consolidation.

Preferred Share Activity

Series A Shares

CGI Purchase

On December 18, 2018, and December 20, 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, and on January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI were eliminated in consolidation prior to its sale on July 1, 2021. See Note 3. Discontinued Operations for further information.

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

For the nine months ended September 30, 2021, 119,784 and 13,477 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements. For the nine months ended September 30, 2020, 209,467 and 23,566 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements.

The fair value of the Additional Share Consideration for the nine months ended September 30, 2021 was valued by the Company at $1.4 million and for the nine months ended September 30, 2020 was valued by the Company at $0.6 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Condensed Consolidated Statements of Operations as a deemed dividend.

On May 29, 2021, pursuant to the terms of the Additional Share Consideration, the final Participating Dividend payments were made to Luxor and Corrib.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Q2 2021 Redemption and Conversion of Series A and A-2 Shares

On May 29, 2021, pursuant to the Certificate of Designation, holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock. In connection with the Stock Purchase Agreement, CGI, formerly a wholly owned subsidiary of the Company, entered into a letter agreement with the Company to not redeem at maturity or seek redemption of 6,125 shares of the Company's Series A and 10,000 shares of the Company's Series A-2 Preferred Stock with a combined redemption value of $16.1 million with a current fair value of $19.1 million.

Q3 2021 Series A-3 and A-4 Share Issuance and Conversion

On July 1, 2021 (the "Exchange Date") and as a part of the sale of CIG, INNOVATE entered into an exchange agreement (the "Exchange Agreement") with the now deconsolidated CGIC, who held the remaining shares of the Series A and Series A-2 Preferred Stock. Per the Exchange Agreement, INNOVATE exchanged the Series A and Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Balance Sheet.

Dividends. The Series A-3 and Series A-4 Preferred Stock accrues a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued value of the Series A-3 and Series A-4 Preferred Stock will accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. The Series A-3 and Series A-4 Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of Company's common stock on an as-converted basis.

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable Conversion Price. Each share of Series A-3 is initially convertible at a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 is initially convertible at a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (“collectively the “Conversion Prices”). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted average basis). Actual conversion prices at the time of the exchange were $3.52 for the Series A and $5.33 for the Series A-2.

Redemption by the Holder / Automatic Conversion. On July 1, 2026, holders of the Series A-3 and Series A-4 shall be entitled to cause the Company to redeem the Series A-3 and Series A-4 at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4). Each share of Series A-3 and Series A-4 that is not so redeemed will be automatically converted into shares of the Company's common stock at the Conversion Price then in effect.
Upon a change of control (as defined in each Certificate of Designation) holders of the Series A-3 and Series A-4 shall be entitled to cause the Company to redeem their shares of Series A-3 and Series A-4 at a price per share of Series A-3 and Series A-4 equal to the greater of (i) the accrued value of the Series A-3 and Series A-4, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4 Preferred Stock), and (ii) the value that would be received if the share of Series A-3 and Series A-4 were converted into shares of the Company's common stock immediately prior to the change of control.

Redemption by the Company / "Company Call Option". At any time after the third anniversary of the Original Issue Date, the Company may redeem the Series A-3/Series A-4, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share, plus accrued but unpaid dividends (to the extent not included in the accrued value of the Series A-3/Series A-4), subject to the holder's right to convert prior to such redemption.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Forced Conversion. The Company may force conversion of the Series A-3 and Series A-4 into shares of the Company's common stock if the common stock's thirty-day VWAP exceeds 150% of the then-applicable Conversion Price and the Common Stock’s daily VWAP exceeds 150% of the then-applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty-day VWAP. In the event of a forced conversion, the holders of Series A-3 and Series A-4 will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for the Company's common stock are not achieved.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company (any such event, a “Liquidation Event”), the holders of Series A-3 and Series A-4 will be entitled to receive per share the greater of (i) the accrued value of the Series A-3 and Series A-4, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4), and (ii) the value that would be received if the share of Series A-4 and Series A-4 were converted into shares of the Company's common stock immediately prior to such occurrence. The Series A-3 and Series A-4 will rank junior to any existing or future indebtedness but senior to the Company's common stock and any future equity securities other than any future senior or pari passu preferred stock issued in compliance with each Certificate of Designation. The Series A-3 Preferred Stock and the Series A-4 Preferred Stock rank at parity.

Voting Rights. Except as required by applicable law, the holders of the shares of the Series A-3 and Series A-4 will be entitled to vote on an as-converted basis with the holders of the Series A-3 Preferred Stock and the Series A-4 Preferred Stock (on an as-converted basis), as applicable, and the holders of the Company’s common stock on all matters submitted to a vote of the holders of the Company's common stock with the holders of New Preferred Stock on certain matters, and separately as a class on certain limited matters.

Consent Rights. For so long as any of the Series A-3 and Series A-4 is outstanding, consent of the holders of shares representing at least 75% of certain of the Series A-3 and Series A-4 then outstanding is required for certain material actions.

Participation Rights. Pursuant to the securities purchase agreements entered into with the initial purchasers of the Series A-3 Preferred Stock and the Series A-4 Preferred Stock, subject to meeting certain ownership thresholds, certain purchasers of the Series A-3 Preferred Stock and the Series A-4 Preferred Stock are entitled to participate, on a pro-rata basis in accordance with their ownership percentage, determined on an as-converted basis, in issuances of equity and equity linked securities by the Company. In addition, subject to meeting certain ownership thresholds, certain initial purchasers of the Series A-3 Preferred Stock and the Series A-4 Preferred Stock will be entitled to participate in issuances of preferred securities and in debt transactions of the Company.

At September 31, 2021, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,764,357 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the nine months ended September 30, 2021 and 2020, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGI and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2021

Declaration Date	March 31, 2021	May 29, 2021	September 30, 2021
Holders of Record Date	March 31, 2021	May 29, 2021	September 30, 2021
Payment Date	April 15, 2021	June 4, 2021	October 15, 2021
Total Dividend	$0.2	$0.1	$0.3

2020

Declaration Date	March 31, 2020	June 30, 2020	September 30, 2020
Holders of Record Date	March 31, 2020	June 30, 2020	September 30, 2020
Payment Date	April 15, 2020	July 15, 2020	October 15, 2020
Total Dividend	$0.2	$0.2	$0.2

DBMGi Series A Preferred Stock Issuance

On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Preferred Stock, which was eliminated in consolidation. On July 1, 2021, as a part of the sale of CIG which results in the deconsolidation of the entity, INNOVATE was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the now deconsolidated CGIC.

Upon issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock has been classified as temporary equity in the Company's Balance Sheet.

Redemption Option. The DBMGi Preferred Stock is redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Dividends. The DBMGi Series A Preferred Stock will accrue a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash.

During the three months ended September 30, 2021, DBMGi's Board of Directors declared cash dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2021

Declaration Date	September 30, 2021
Holders of Record Date	September 30, 2021
Payment Date	October 15, 2021
Total Dividend	$0.8

Stockholders’ Rights Agreement

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the “Plan”) with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), and the Board of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on September 9, 2021 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $20.00 per Unit, subject to adjustment (the “Purchase Price”). The Plan is intended to help protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”) .

Initially, the Rights will be attached to all common stock certificates representing shares of our common stock then outstanding, and no separate rights certificates (“Rights Certificates”) will be distributed. Subject to certain exceptions specified in the Plan, the Rights will separate from our shares of common stock then outstanding and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has become the beneficial owner of 4.9% or more of our common stock and (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. (New York City time) on August 30, 2022 or such later date and time as may be determined by the Board and approved by the stockholders of the Company by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of the Company prior to 11:59 p.m. (New York City time) on August 30, 2022 (which later date and time shall be in no event later than 11:59 p.m. (New York City time) on August 30, 2024), (ii) the time at which the Rights are redeemed or exchanged as provided in the Plan, (iii) the time at which the Board determines that the Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.

Unless terminated early, the Tax Benefits Preservation Plan will terminate on August 30, 2022, unless at the Company’s 2022 annual meeting the Company’s stockholders approve an extension of the Tax Benefits Preservation Plan, in which case the Tax Benefits Preservation Plan would be extended and expire at the Company’s 2024 annual meeting.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
16. Related Parties

Non-Operating Corporate

Pansend Life Sciences, LLC ("Pansend") has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). A subsidiary of INNOVATE utilized the services of Triple Ring, incurring zero in services for the three months ended September 30, 2021 and 2020, and zero and $1.0 million in services for the nine months ended September 30, 2021 and 2020, respectively.

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Condensed Consolidated Balance Sheets.

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.2 million. For the three months ended September 30, 2021, and 2020, DBMG incurred lease expense of $23 thousand and zero, respectively, and for the nine months ended September 30, 2021, and 2020, DBMG incurred lease expense of $31 thousand and zero, respectively.

Banker Steel has leased two planes from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.2 million and a total lease liability of $4.1 million. For the three months ended September 30, 2021, and 2020, DBMG incurred lease expense of $0.4 million and zero, respectively, and for the nine months ended September 30, 2021, and 2020, DBMG incurred lease expense of $0.6 million and zero, respectively.

Banker Steel also has a subordinated note payable of $6.3 million to Donald Banker, a related party, that has a maturity date of June 30, 2024 at a 11% interest rate. For the three months ended September 30, 2021, and 2020, DBMG incurred interest expense of $0.1 million and zero, respectively, and for the nine months ended September 30, 2021, and 2020, DBMG incurred interest expense of $0.2 million and zero, respectively.

17. Operating Segment and Related Information

The Company currently has one primary reportable geographic segment - United States. The Company has three reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. We also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated. The Company's revenue concentration of 10% and greater are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2021	2020	2021	2020
Customer A	Infrastructure	18.9%	*	12.2%	*
Customer B	Infrastructure	13.0%	*	*	*
*Less than 10% revenue concentration

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Infrastructure	$383.0	$160.8	$776.3	$509.6
Life Sciences	1.6	—	2.8	—
Spectrum	10.2	9.7	31.3	29.3
Total revenue	$394.8	$170.5	$810.4	$538.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from operations
Infrastructure	$12.6	$6.0	$17.0	$13.1
Life Sciences	(4.9)	(4.7)	(14.2)	(11.4)
Spectrum	(1.2)	(11.7)	(1.0)	(15.8)
Other	(1.0)	(0.4)	(1.6)	(2.1)
Non-operating Corporate	(4.4)	(5.3)	(17.7)	(22.4)
Total income (loss) from operations	$1.1	$(16.1)	$(17.5)	$(38.6)

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from operations	$1.1	$(16.1)	$(17.5)	$(38.6)
Interest expense	(12.8)	(17.9)	(46.6)	(56.2)
Loss on early extinguishment or restructuring of debt	(0.1)	—	(12.5)	(9.2)
Loss from equity investees	(2.9)	(1.3)	(4.8)	(4.0)
Other income	0.6	6.9	4.4	73.0
Loss from continuing operations before income taxes	(14.1)	(28.4)	(77.0)	(35.0)
Income tax expense	(0.1)	(1.4)	(3.8)	(3.7)
Loss from continuing operations	(14.2)	(29.8)	(80.8)	(38.7)
(Loss) income from discontinued operations (including loss on sale of $200.3 million for the three months ended September 30, 2021 and loss on sale, net of $159.9 million and $39.3 million for the nine months ended September 30, 2021 and 2020, respectively)	(200.3)	8.2	(149.9)	(55.4)
Net loss	(214.5)	(21.6)	(230.7)	(94.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2.6	4.3	7.9	6.8
Net loss attributable to INNOVATE Corp.	(211.9)	(17.3)	(222.8)	(87.3)
Less: Preferred dividends and deemed dividends from conversions	1.1	0.4	1.7	1.2
Net loss attributable to common stock and participating preferred stockholders	$(213.0)	$(17.7)	$(224.5)	$(88.5)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and Amortization
Infrastructure	$7.4	$2.7	$13.1	$8.0
Infrastructure recognized within cost of revenue	3.4	2.3	8.4	6.9
Total Infrastructure	10.8	5.0	21.5	14.9
Life Sciences	—	—	0.1	0.1
Spectrum	1.4	1.7	4.3	5.1
Non-operating Corporate	0.1	0.1	0.1	0.1
Total depreciation and amortization	$12.3	$6.8	$26.0	$20.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital Expenditures (*)
Infrastructure	$6.1	$1.4	$11.6	$4.8
Life Sciences	—	—	0.5	0.1
Spectrum	0.9	3.2	2.9	9.6
Non-operating Corporate	—	—	—	0.1
Total	$7.0	$4.6	$15.0	$14.6

(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2021	December 31, 2020

Investments
Infrastructure	$0.9	$0.9
Life Sciences	13.0	18.4
Other	36.0	36.1
Total	$49.9	$55.4

	September 30, 2021	December 31, 2020

Total Assets
Infrastructure	$917.7	$494.8
Life Sciences	29.3	21.4
Spectrum	199.8	213.6
Other	38.9	6,021.3
Non-operating Corporate	35.8	30.1
Eliminations	—	(38.4)
Total	$1,221.5	$6,742.8

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

The Company had no dilutive common share equivalents during the nine months ended September 30, 2021 and 2020 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from continuing operations	$(14.2)	$(29.8)	$(80.8)	$(38.7)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	2.6	2.8	7.0	(9.7)
Loss from continuing operations attributable to the Company	(11.6)	(27.0)	(73.8)	(48.4)
Less: Preferred dividends, deemed dividends and repurchase gains	1.1	0.4	1.7	1.2
Loss from continuing operations attributable to INNOVATE common stockholders	(12.7)	(27.4)	(75.5)	(49.6)
(Loss) income from discontinued operations	(200.3)	8.2	(149.9)	(55.4)
(Loss) income attributable to noncontrolling interest and redeemable noncontrolling interest	—	1.5	0.9	16.5
(Loss) income from discontinued operations, net of tax and noncontrolling interest	(200.3)	9.7	(149.0)	(38.9)
Net loss attributable to common stock and participating preferred stockholders	$(213.0)	$(17.7)	$(224.5)	$(88.5)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.2	47.4	77.0	46.7
Unvested restricted stock	—	—	—	—
Preferred stock (as-converted basis)	—	0.4	—	0.1
Total	77.2	47.8	77.0	46.8

Percentage of loss allocated to:
Common stock	100.0%	99.2%	100.0%	99.8%
Unvested restricted stock	—%	—%	—%	—%
Preferred stock	—%	0.8%	—%	0.2%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(12.7)	$(27.2)	$(75.5)	$(49.5)
Net (loss) income from discontinued operations attributable to common stock, basic	$(200.3)	$9.6	$(149.0)	$(38.8)
Net loss attributable to common stock, basic	$(213.0)	$(17.6)	$(224.5)	$(88.3)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—	$—	$—

Net loss from continuing operations attributable to common stock, basic	$(12.7)	$(27.2)	$(75.5)	$(49.5)
Net (loss) income from discontinued operations attributable to common stock, basic	$(200.3)	$9.6	$(149.0)	$(38.8)
Net loss attributable to common stock, basic	$(213.0)	$(17.6)	$(224.5)	$(88.3)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	77.2	47.4	77.0	46.7
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—	—	—
Weighted average common shares outstanding - diluted	77.2	47.4	77.0	46.7

Loss per share - continuing operations
Basic	$(0.16)	$(0.57)	$(0.98)	$(1.06)
Diluted	$(0.16)	$(0.57)	$(0.98)	$(1.06)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Loss) income per share - discontinued operations
Basic	$(2.59)	$0.20	$(1.94)	$(0.83)
Diluted	$(2.59)	$0.20	$(1.94)	$(0.83)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(2.75)	$(0.37)	$(2.92)	$(1.89)
Diluted	$(2.75)	$(0.37)	$(2.92)	$(1.89)

19. Subsequent Events

On October 21, 2021, HC2 Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement (the “Amendment”), which, among other things, extended $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. In addition, HC2 Broadcasting completed the last of a series of repurchases of all the outstanding secured and convertible promissory notes, inclusive of accrued interest, of DTV using a combination of cash on hand and proceeds from the sales on non-core assets.

On November 1, 2021, the Company entered into a lease agreement with RPP Palm Beach Property LP for 20,950 square feet of special purpose space. The lease is contingent on obtaining necessary permits to refurbish the space and will commence upon completion of such renovations. The term of the lease is for 10 years and is expected to begin in November of 2023 or later. Annual lease payments are $2.1 million, subject to a 3% annual escalation.

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

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "INNOVATE" means INNOVATE Corp. (formerly known as HC2 Holdings, Inc.) and the "Company," "we" and "our" mean INNOVATE together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

•As a result of the sale of CIG, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of CIG as a separate segment. This entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

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

COVID-19 has caused supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers are expected to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers, may disrupt our supply chain, which may result in a delay in the completion of our projects and cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

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

During the nine months ended September 30, 2021, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and could continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may continue to experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the three and nine months ended September 30, 2021, $0.4 million and $8.3 million of COVID-19 related expenses were incurred, respectively. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain may negatively impact DBMG’s results of operations, cash flows or financial condition. While this could cause the timing of revenue to be delayed and possibly impact earnings, as the vaccination program within the U.S. continues to progress, DBMG has more recently seen increases in its backlog position as companies re-engage on previously delayed or postponed projects and could see decreases in COVID-19 related expenses.

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

Acquisitions and Dispositions

Infrastructure

Banker Steel Acquisition

On March 15, 2021, the Company announced that DBMG entered into an agreement to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million, which closed on May 27, 2021. The acquisition was financed with $64.1 million from a partial draw on the new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from INNOVATE in the settlement of certain intercompany balances.

Banker Steel provides fabricated structural steel and erection services primarily for the east coast and southeast commercial and industrial construction market. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

Insurance

Sale of CGI

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of September 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

While several factors impacted the fair value of the Insurance segment at the end of 2019, following discussions with our domestic regulator, changes in the asset management fee arrangement and expectations of future dividends primarily and ultimately resulted in the full impairment of the goodwill associated with the Insurance segment during the year ended December 31, 2019. While these factors did not have a major impact on the operations of the stand-alone business, they did have a significant impact on the economic benefit that could be realized by the Company.

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the segment and sold the business resulting in a $200.8 million loss on the sale of CIG.

Other

Sale of Beyond6

On December 31, 2020, the Company announced a plan to sell Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware Corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Parent, and an affiliate of INNOVATE as the Stockholder Representative for the Beyond6 stockholders. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and hold backs, the Company recognized an additional $0.5 million gain on the sale.

Debt Obligations

Non-Operating Corporate

On February 1, 2021, the Company repaid its 11.5% senior secured notes due 2021 (the "2021 Senior Secured Notes"), and issued $330.0 million aggregate principal amount of 8.5% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.5% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 23, 2021, the Company entered into a third amendment for the line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"), increasing the aggregate principal amount to $20.0 million and extending the maturity to February 23, 2024. In May 2021, the Company drew $5.0 million under the Revolving Credit Agreement. The Company used the proceeds to fund the redemption of the Company's Series A and A-2 Preferred Stock.

On July 1, 2021, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and A-4 Preferred Stock with an extended maturity of July 1, 2026, with other terms substantially unchanged.

Spectrum

On August 30, 2021, HC2 Broadcasting Holdings Inc. (“HC2 Broadcasting”) repurchased $1.0 million of DTV America Corporation's ("DTV") outstanding notes payable to certain institutional investors, of which the debt is now eliminated in consolidation. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days.

Subsequent to quarter end, on October 21, 2021, HC2 Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement (the “Amendment”), which, among other things, extended $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. In addition, HC2 Broadcasting completed the last of a series of repurchases of all the outstanding secured and convertible promissory notes, inclusive of accrued interest, of DTV using a combination of cash on hand and proceeds from the sales on non-core assets.

Other

On February 3, 2021, the Company announced that R2 received $10.0 million in funding from Huadong Medicine Company Limited (“Huadong”), a leading publicly traded Chinese pharmaceutical company. Huadong’s investment will be used to fund the launch of R2 Technologies’ first-to-market innovations Glacial Rx and Glacial Spa. As part of its equity investment in R2, Huadong receives exclusive distribution rights for R2’s products in the China and selected Asia-Pacific markets.

On July 21, 2021, the Company provided an additional $15.0 million in Series C funding to R2 at a post-money valuation of $150.0 million. The investment was made through the Company’s Life Sciences subsidiary, Pansend Life Sciences, LLC.

Stockholders' Rights Agreement

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the "Plan"). The Plan is intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Code"), by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. See Note 15. Equity for further information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue
Infrastructure	$383.0	$160.8	$222.2	$776.3	$509.6	$266.7
Life Sciences	1.6	—	1.6	2.8	—	2.8
Spectrum	10.2	9.7	0.5	31.3	29.3	2.0
Total revenue	394.8	170.5	224.3	810.4	538.9	271.5

Income (loss) from operations
Infrastructure	$12.6	$6.0	$6.6	$17.0	$13.1	$3.9
Life Sciences	(4.9)	(4.7)	(0.2)	(14.2)	(11.4)	(2.8)
Spectrum	(1.2)	(11.7)	10.5	(1.0)	(15.8)	14.8
Other	(1.0)	(0.4)	(0.6)	(1.6)	(2.1)	0.5
Non-operating Corporate	(4.4)	(5.3)	0.9	(17.7)	(22.4)	4.7
Total income (loss) from operations	1.1	(16.1)	17.2	(17.5)	(38.6)	21.1

Interest expense	(12.8)	(17.9)	5.1	(46.6)	(56.2)	9.6
Loss on early extinguishment or restructuring of debt	(0.1)	—	(0.1)	(12.5)	(9.2)	(3.3)
Loss from equity investees	(2.9)	(1.3)	(1.6)	(4.8)	(4.0)	(0.8)
Other income	0.6	6.9	(6.3)	4.4	73.0	(68.6)
Loss from continuing operations	(14.1)	(28.4)	14.3	(77.0)	(35.0)	(42.0)
Income tax expense	(0.1)	(1.4)	1.3	(3.8)	(3.7)	(0.1)
Loss from continuing operations	(14.2)	(29.8)	15.6	(80.8)	(38.7)	(42.1)
(Loss) income from discontinued operations (including loss on sale of $200.3 million for the three months ended September 30, 2021 and net loss on sales of $159.9 million and $39.3 million for the nine months ended September 30, 2021 and 2020, respectively)	(200.3)	8.2	(208.5)	(149.9)	(55.4)	(94.5)
Net loss	(214.5)	(21.6)	(192.9)	(230.7)	(94.1)	(136.6)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	2.6	4.3	(1.7)	7.9	6.8	1.1
Net loss attributable to INNOVATE Corp.	(211.9)	(17.3)	(194.6)	(222.8)	(87.3)	(135.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	1.1	0.4	0.7	1.7	1.2	0.5
Net loss attributable to common stock and participating preferred stockholders	$(213.0)	$(17.7)	$(195.3)	$(224.5)	$(88.5)	$(136.0)

Revenue: Revenue for the three months ended September 30, 2021 increased $224.3 million to $394.8 million from $170.5 million for the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 increased $271.5 million to $810.4 million from $538.9 million for the nine months ended September 30, 2020. The increase in revenue was primarily due to the Infrastructure segment, which acquired Banker Steel in the second quarter of 2021 as well as an increase in projects year over year.

Income (loss) from operations: Income from operations for the three months ended September 30, 2021 increased $17.2 million to income of $1.1 million from a loss of $16.1 million for the three months ended September 30, 2020. The increase in income from operations is attributable to our Spectrum segment, driven by a reduction in asset impairments in the current period, significant efforts to improve operations and reduce costs across the platform, and growth in station group OTA revenues, which can be attributed to the expansion in covered markets with new and existing customers and greater number of stations in operation. The increase in income from operations was also attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired in the second quarter of 2021, and was partially offset due primarily to the timing of project work under execution, changes in backlog mix and continued market pressure on point-of-sale project margins. Additionally contributing to the increase is Non-operating Corporate, driven by non-recurring costs related to the proxy contest in the comparable period and additional cost saving measures implemented.

Loss from operations for the nine months ended September 30, 2021 decreased $21.1 million to a loss of $17.5 million from a loss of $38.6 million for the nine months ended September 30, 2020. The decrease in loss from operations is attributable to our Spectrum segment, driven by a reduction in asset impairments in the current period, significant efforts to improve operations and reduce costs across the platform, the sale of high-cost non-core assets in the second half of 2020, and growth in station group OTA revenues, which can be attributed to the expansion in covered markets with new and existing customers and greater number of stations in operation. The decrease in loss from operations was also attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired in the second quarter of 2021, and was partially offset due primarily to the timing of project work under execution, changes in backlog mix and continued market pressure on point-of-sale project margins. Additionally contributing to the decrease is Non-operating Corporate, driven by non-recurring costs related to the proxy contest in the comparable period and additional cost saving measures implemented. The decrease was partially offset by our Life Sciences segment driven by R2, which increased spending in the comparable period to support commercialization efforts, further develop its product platform and build out its sales team.

Interest expense: Interest expense for the three months ended September 30, 2021 decreased $5.1 million to $12.8 million from $17.9 million for the three months ended September 30, 2020. Interest expense for the nine months ended September 30, 2021 decreased $9.6 million to $46.6 million from $56.2 million for the nine months ended September 30, 2020. The decrease was attributable to the refinancing of the 2021 Senior Secured Notes at Non-operating Corporate in the first quarter of 2021.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the nine months ended September 30, 2021 increased $3.3 million to $12.5 million from $9.2 million for the nine months ended September 30, 2020. This was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021 and the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021, partially offset by the partial pay down of the 2021 Senior Secured Notes in the comparable period.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2021 increased $1.6 million to $2.9 million from $1.3 million for the three months ended September 30, 2020. The increase in loss was driven by increases in losses recorded from our investment in MediBeacon due to the timing of clinical trials and the equity investment in HMN, which produced lower profits than in the three month comparable period, which is generally attributable to the timing of turnkey project work.

Loss from equity investees for the nine months ended September 30, 2021 increased $0.8 million to $4.8 million from $4.0 million for the nine months ended September 30, 2020. The increase in loss was driven by increases in losses recorded from our investment in MediBeacon due to the timing of clinical trials and due to the reduction in ownership in the HMN investment from 49% to 19% in the second quarter of 2020. This was partially offset by an increase in the equity investment in HMN, which produced higher profits than in the nine month comparable period, which is generally attributable to the timing of turnkey project work.

Other income: Other income for the three months ended September 30, 2021 decreased $6.3 million to $0.6 million from $6.9 million for the three months ended September 30, 2020. The decrease was driven by gain on embedded derivatives in the third quarter of 2020.

Other income for the nine months ended September 30, 2021 decreased $68.6 million to $4.4 million from $73.0 million for the nine months ended September 30, 2020. The decrease was predominantly driven by the gain on the sale of a portion of HMN in the comparable period, which closed during the second quarter of 2020.

Income tax expense: Income tax expense was an expense of $0.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense recorded for the three months ended September 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the three months ended September 30, 2020 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Income tax expense was an expense of $3.8 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense recorded for the nine months ended September 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for tax paying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration. The income tax expense recorded for the nine months ended September 30, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and projected expense as calculated under ASC 740 for tax paying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the CARES Act.

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

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$383.0	$160.8	$222.2	$776.3	$509.6	$266.7

Cost of revenue	334.4	133.0	201.4	674.1	430.8	243.3
Selling, general and administrative	28.5	19.3	9.2	72.0	57.8	14.2
Depreciation and amortization	7.4	2.7	4.7	13.1	8.0	5.1
Other operating expense (income)	0.1	(0.2)	0.3	0.1	(0.1)	0.2
Income from operations	$12.6	$6.0	$6.6	$17.0	$13.1	$3.9

Revenue: Revenue from our Infrastructure segment for the three months ended September 30, 2021 increased $222.2 million to $383.0 million from $160.8 million for the three months ended September 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $114.3 million of revenue. The increase was also attributable to increased revenues from our structural steel fabrication and erection, industrial maintenance and repair, due primarily to the timing of project work under execution and changes in backlog mix.

Revenue from our Infrastructure segment for the nine months ended September 30, 2021 increased $266.7 million to $776.3 million from $509.6 million for the nine months ended September 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $153.8 million of revenue as well as an increase from our structural steel fabrication and erection business, construction modeling and detailing business and in power and industrial maintenance and repair work performed driven by timing of project work under execution and changes in backlog mix.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended September 30, 2021 increased $201.4 million to $334.4 million from $133.0 million for the three months ended September 30, 2020. Cost of revenue from our Infrastructure segment for the nine months ended September 30, 2021 increased $243.3 million to $674.1 million from $430.8 million for the nine months ended September 30, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $94.2 million of cost of revenue and $127.8 million for the three months ended September 30, 2021 and nine months ended September 30, 2021, respectively, as well as timing of project work under execution, change in backlog mix and continued market pressure on point-of-sale project margins.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the three months ended September 30, 2021 increased $9.2 million to $28.5 million from $19.3 million for the three months ended September 30, 2020. Selling, general and administrative expense from our Infrastructure segment for the nine months ended September 30, 2021 increased $14.2 million to $72.0 million from $57.8 million for the nine months ended September 30, 2020. The increases were primarily due to headcount-driven increases in salary and benefits as a result of the acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $9.2 million and $12.9 million of selling, general and administrative expenses for the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended September 30, 2021 increased $4.7 million to $7.4 million from $2.7 million for the three months ended September 30, 2020. Depreciation and amortization from our Infrastructure segment for the nine months ended September 30, 2021 increased $5.1 million to $13.1 million from $8.0 million for the nine months ended September 30, 2020. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in the second quarter of 2021, which contributed an additional $4.8 million and $5.7 million of depreciation and amortization expense for the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. The increase was partially offset by full deprecation of certain assets in 2020.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$1.6	$—	$1.6	$2.8	$—	$2.8
						—
Cost of revenue	0.9	—	0.9	1.5	—	1.5
Selling, general and administrative	5.6	4.6	1.0	15.4	11.2	4.2
Depreciation and amortization	—	—	—	0.1	0.1	—
Other operating expense	—	0.1	(0.1)	—	0.1	(0.1)
Loss from operations	$(4.9)	$(4.7)	$(0.2)	$(14.2)	$(11.4)	$(2.8)

Revenue: Revenue from our Life Sciences segment for the three months ended September 30, 2021 increased $1.6 million to $1.6 million from zero for the three months ended September 30, 2020. Revenue from our Life Sciences segment for the nine months ended September 30, 2021 increased $2.8 million to $2.8 million from zero for the nine months ended September 30, 2020. The increase in revenue was attributable to R2, which began the sale of its Glacial Rx products in the 2021.

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended September 30, 2021 increased $0.9 million to $0.9 million from zero for the three months ended September 30, 2020. Cost of revenue from our Life Sciences segment for the nine months ended September 30, 2021 increased $1.5 million to $1.5 million from zero for the nine months ended September 30, 2020. The increase in cost of revenue was attributable to R2, which began the sale of its Glacial Rx products in 2021.

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended September 30, 2021 increased $1.0 million to $5.6 million from $4.6 million for the three months ended September 30, 2020. Selling, general and administrative expenses from our Life Sciences segment for the nine months ended September 30, 2021 increased $4.2 million to $15.4 million from $11.2 million for the nine months ended September 30, 2020. The increase was driven by higher expenses at R2, which increased spending from the comparable period as a result of increased headcount across the organization, mainly to build out its sales team.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Revenue	$10.2	$9.7	$0.5	$31.3	$29.3	$2.0

Cost of revenue	4.4	5.8	(1.4)	12.8	16.9	(4.1)
Selling, general and administrative	4.9	4.3	0.6	14.3	15.6	(1.3)
Depreciation and amortization	1.4	1.7	(0.3)	4.3	5.1	(0.8)
Other operating expense	0.7	9.6	(8.9)	0.9	7.5	(6.6)
Loss from operations	$(1.2)	$(11.7)	$10.5	$(1.0)	$(15.8)	$14.8

Revenue: Revenue from our Spectrum segment for the three months ended September 30, 2021 increased $0.5 million to $10.2 million from $9.7 million for the three months ended September 30, 2020. The increase was primarily driven by higher station revenues, which can be attributed to the expansion in coverage market with new and existing customers and the greater number of OTA stations in operation. This was partially offset by a decrease in revenue from the sale of full power stations.

Revenue from our Spectrum segment for the nine months ended September 30, 2021 increased $2.0 million to $31.3 million from $29.3 million for the nine months ended September 30, 2020. The increase was primarily driven by higher station revenues, which can be attributed to the expansion in coverage market with new and existing customers and the greater number of OTA stations in operation as well as increased advertising revenues at the Azteca network. This was partially offset by a decrease in revenue from the sale of full power stations.

Cost of revenue: Cost of revenue from our Spectrum segment for the three months ended September 30, 2021 decreased $1.4 million to $4.4 million from $5.8 million for the three months ended September 30, 2020. Cost of revenue from our Spectrum segment for the nine months ended September 30, 2021 decreased $4.1 million to $12.8 million from $16.9 million for the nine months ended September 30, 2020. The overall decrease was primarily driven by cost reductions at Network as well as a reduction in operating expenses for certain non-core assets that were sold in the second half of 2020.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the three months ended September 30, 2021 increased $0.6 million to $4.9 million from $4.3 million for the three months ended September 30, 2020. The overall increase was primarily driven by an increase to bonus expense in the third quarter 2021 related to prior year bonus adjustments partially offset by a decrease in professional fees and rent expense.

Selling, general and administrative expense from our Spectrum segment for the nine months ended September 30, 2021 decreased $1.3 million to $14.3 million from $15.6 million for the nine months ended September 30, 2020. The overall decrease was primarily driven by decreased office expenses, consulting fees and no terminated deal costs in the current year, which was partially offset by an increase to bonus expense related to prior year bonus adjustments.

Depreciation and amortization: Depreciation and amortization from our Spectrum segment for the three months ended September 30, 2021 decreased $0.3 million to $1.4 million from $1.7 million for the three months ended September 30, 2020. Depreciation and amortization from our Spectrum segment for the nine months ended September 30, 2021 decreased $0.8 million to $4.3 million from $5.1 million for the nine months ended September 30, 2020. The decrease in depreciation and amortization was primarily related to recent disposals of non-core station assets.

Other operating expense: Other operating expense from our Spectrum segment for the three months ended September 30, 2021 decreased $8.9 million to $0.7 million from $9.6 million for the three months ended September 30, 2020. Other operating expense from our Spectrum segment for the nine months ended September 30, 2021 decreased $6.6 million to $0.9 million from $7.5 million for the nine months ended September 30, 2020. The decrease in other operating expense was primarily related to fewer asset impairments and a reduction in FCC reimbursements received in the current period.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Selling, general and administrative	$4.3	$5.2	$(0.9)	$17.6	$22.3	$(4.7)
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(4.4)	$(5.3)	$0.9	$(17.7)	$(22.4)	$4.7

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2021 decreased $0.9 million to $4.3 million from $5.2 million for the three months ended September 30, 2020. Selling, general and administrative expenses from our Non-operating Corporate segment for the nine months ended September 30, 2021 decreased $4.7 million to $17.6 million from $22.3 million for the nine months ended September 30, 2020. The decrease was driven by non-recurring costs related to the proxy contest in the comparable period as well as decreases in stock compensation expense, rent expense and various consulting expenses in the current period, partially offset by increased legal expenses and additional expenses incurred as a result of settlement discussions with the Company's former CEO.

(Loss) Income from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Life Sciences	$(2.3)	$(1.5)	$(0.8)	$(5.5)	$(3.6)	$(1.9)
Other	(0.6)	0.2	(0.8)	0.7	(0.4)	1.1
Loss from equity investees	$(2.9)	$(1.3)	$(1.6)	$(4.8)	$(4.0)	$(0.8)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2021 increased $0.8 million to $2.3 million from $1.5 million for the three months ended September 30, 2020. Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2021 increased $1.9 million to $5.5 million from $3.6 million for the nine months ended September 30, 2020. The increase in loss was largely due to higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Other: Income (loss) from equity investees within our Other segment for the three months ended September 30, 2021 decreased $0.8 million to loss of $0.6 million from income of $0.2 million for the three months ended September 30, 2020. The decrease was driven by the equity investment in HMN, as the joint venture produced lower income than in the comparable period, which is generally attributable to the timing of turnkey project work.

Income (loss) from equity investees within our Other segment for the nine months ended September 30, 2021 increased $1.1 million to income of $0.7 million from a loss of $0.4 million for the nine months ended September 30, 2020. The increase was driven by the equity investment in HMN, as the joint venture produced higher income than in the comparable period, which is generally attributable to the timing of turnkey project work, partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of INNOVATE's investment in the second quarter of 2020.

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

(in millions)	Three months ended September 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(211.9)
Less: Discontinued operations						(200.3)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$6.9	$(5.1)	$(4.1)	$(8.0)	$(1.3)	$(11.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.4	—	1.4	0.1	—	8.9
Depreciation and amortization (included in cost of revenue)	3.4	—	—	—	—	3.4
Other operating expense	0.1	—	0.7	—	—	0.8
Interest expense	2.2	—	2.4	8.2	—	12.8
Other (income) expense, net	(0.3)	—	1.5	(1.8)	—	(0.6)
Loss on early extinguishment or restructuring of debt	—	—	0.1	—	—	0.1
Income tax expense (benefit)	2.9	—	—	(2.8)	—	0.1
Noncontrolling interest	0.7	(2.0)	(0.9)	—	(0.4)	(2.6)
Share-based compensation expense	—	—	0.3	0.1	—	0.4
Nonrecurring Items	(0.1)	—	—	—	—	(0.1)
COVID-19 Costs	0.4	—	—	—	—	0.4
Acquisition and disposition costs	0.8	—	0.4	0.4	0.7	2.3
Adjusted EBITDA	$24.4	$(7.1)	$1.8	$(3.8)	$(1.0)	$14.3

(in millions)	Three months ended September 30, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(17.3)
Less: Discontinued operations						8.2
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$2.4	$(4.3)	$(14.6)	$(8.0)	$(1.0)	$(25.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.7	—	1.7	0.1	—	4.5
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	2.3
Other operating (income) expense	(0.3)	0.1	9.6	—	—	9.4
Interest expense	2.1	—	3.6	12.2	—	17.9
Other (income) expense, net	(0.1)	0.1	0.3	(7.2)	—	(6.9)
Income tax expense (benefit)	1.5	—	—	(2.3)	2.2	1.4
Noncontrolling interest	0.1	(1.8)	(1.1)	—	(1.5)	(4.3)
Bonus to be settled in equity	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	—	0.2	0.7	—	0.9
Nonrecurring Items	0.4	—	—	0.2	—	0.6
COVID-19 Costs	6.4	—	—	—	—	6.4
Acquisition and disposition costs	0.2	—	0.1	0.8	0.2	1.3
Adjusted EBITDA	$17.7	$(5.9)	$(0.2)	$(3.7)	$(0.1)	$7.8

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2021 increased $4.5 million to $6.9 million from $2.4 million for the three months ended September 30, 2020. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2021 increased $6.7 million to $24.4 million from $17.7 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA can be attributed to increased contribution from Banker Steel, which was acquired in the second quarter of 2021. The increase was partially offset by timing of project work under execution, changes in backlog mix and continued market pressure on point-of-sale project margins.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2021 increased $0.8 million to $5.1 million from $4.3 million for the three months ended September 30, 2020. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2021 increased $1.2 million to $7.1 million from $5.9 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA loss was primarily driven by the ramp-up in operations at R2 to support the commercial launch of its Glacial Rx products, including notable increases in salaries and benefits from headcount additions, including increased commissions for product sales as well as higher equity method losses recorded for Pansend's investment in MediBeacon due to the timing of clinical trials. This was partially offset by increased profit contribution from R2, which launched its Glacial Rx products in the second quarter of 2021.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2021 decreased $10.5 million to $4.1 million from $14.6 million for the three months ended September 30, 2020. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2021 increased $2.0 million to income of $1.8 million from a loss of $0.2 million for the three months ended September 30, 2020. The overall increase in Adjusted EBITDA to income was primarily driven by an increase in gross profit contribution attributable to cost reductions at Azteca, and the growth in station group revenues. Partially offsetting the increase was an increase to bonus expense in the third quarter 2021 related to prior year bonus adjustments.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended September 30, 2021 remained unchanged from three months ended September 30, 2020 at $8.0 million. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2021 increased $0.1 million to $3.8 million from $3.7 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA loss was driven by additional professional fees, which was partially offset by a decrease in salaries and benefits and rent expense.

Other and Elimination: Net income from our Other segment for the three months ended September 30, 2021 decreased $0.3 million to $1.3 million from $1.0 million for the three months ended September 30, 2020. Adjusted EBITDA losses from our Other segment for the three months ended September 30, 2021 increased $0.9 million to $1.0 million from $0.1 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA loss for Other and Eliminations was driven by the equity investment in HMN, as it produced lower income than in the comparable period, which is generally attributable to the timing of turnkey project work.

(in millions)	Nine months ended September 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp						$(222.8)
Less: Discontinued operations						(149.9)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$8.3	$(13.6)	$(9.6)	$(58.0)	$—	$(72.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	13.1	0.1	4.3	0.1	—	17.6
Depreciation and amortization (included in cost of revenue)	8.4	—	—	—	—	8.4
Other operating expenses	0.1	—	0.9	—	—	1.0
Interest expense	6.3	—	7.1	33.2	—	46.6
Other (income) expense, net	(4.2)	—	2.3	(2.5)	—	(4.4)
Loss on early extinguishment or restructuring of debt	1.5	—	1.0	10.0	—	12.5
Income tax expense (benefit)	4.1	—	—	(0.3)	—	3.8
Noncontrolling interest	0.9	(6.0)	(1.9)	—	(0.9)	(7.9)
Share-based compensation expense	—	0.1	0.6	1.0	—	1.7
Nonrecurring Items	0.3	—	—	0.5	—	0.8
COVID-19 Costs	8.3	—	—	—	—	8.3
Acquisition and disposition costs	2.5	—	0.6	2.5	0.7	6.3
Adjusted EBITDA	$49.6	$(19.4)	$5.3	$(13.5)	$(0.2)	$21.8

(in millions)	Nine months ended September 30, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp						$(87.3)
Less: Discontinued operations						(55.4)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$4.0	$(8.7)	$(23.8)	$(72.0)	$68.6	$(31.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	8.0	0.1	5.1	0.1	—	13.3
Depreciation and amortization (included in cost of revenue)	6.9	—	—	—	—	6.9
Other operating (income) expenses	(0.2)	0.1	7.4	—	—	7.3
Interest expense	6.5	—	10.3	39.4	—	56.2
Loss on early extinguishment or restructuring of debt	—	—	—	9.2	—	9.2
Other (income) expense, net	—	(2.2)	1.3	(0.8)	(71.3)	(73.0)
Income tax (benefit) expense	2.5	—	—	1.6	(0.4)	3.7
Noncontrolling interest	0.2	(4.0)	(3.5)	—	0.5	(6.8)
Bonus to be settled in equity	—	—	—	(0.5)	—	(0.5)
Share-based compensation expense	—	0.1	0.3	2.2	—	2.6
Nonrecurring Items	2.2	—	—	5.4	—	7.6
COVID-19 Costs	15.2	—	—	—	—	15.2
Acquisition and disposition costs	0.5	—	0.5	3.1	1.6	5.7
Adjusted EBITDA	$45.8	$(14.6)	$(2.4)	$(12.3)	$(1.0)	$15.5

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2021 increased $4.3 million to $8.3 million from $4.0 million for the nine months ended September 30, 2020. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2021 increased $3.8 million to $49.6 million from $45.8 million for the nine months ended September 30, 2020. The increase in Adjusted EBITDA can be attributed to the contribution from Banker Steel, which was acquired in the second quarter of 2021. The increase was partially offset from timing of project work under execution, changes in backlog mix and continued market pressure on point-of-sale project margins.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2021 increased $4.9 million to $13.6 million from $8.7 million for the nine months ended September 30, 2020. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2021 increased $4.8 million to $19.4 million from $14.6 million for the nine months ended September 30, 2020. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which ramped-up operations to support the commercial launch of its Glacial Rx products, including notable increases in salaries and benefits from headcount additions, including increased commissions for product sales, as well as higher equity method losses recorded from our investment in MediBeacon due to the timing of clinical trials.

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2021 decreased $14.2 million to $9.6 million from $23.8 million for the nine months ended September 30, 2020. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2021 increased $7.7 million to income of $5.3 million from an Adjusted EBITDA loss of $2.4 million for the nine months ended September 30, 2020. The overall increase in Adjusted EBITDA to income was primarily driven by Azteca cost reductions, a decrease in compensation, rent, consulting and overhead expenses, as well as higher station revenues as Station Group grew the number of operating stations and launched new customers across its broadcast platform. The increase was also attributable to increased advertising revenues at the Azteca network. This was partially offset by bonus expense in the third quarter 2021 related to prior year bonus adjustments partially offset by a decrease in professional fees and rent expense.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the nine months ended September 30, 2021 decreased $14.0 million to $58.0 million from $72.0 million for the nine months ended September 30, 2020. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2021 increased $1.2 million to $13.5 million from $12.3 million for the nine months ended September 30, 2020. The increase in Adjusted EBITDA loss was driven by additional expenses incurred as a result of negotiations around a settlement with the Company's former CEO. The Company's remaining selling, general and administrative costs decreased due to lower salary and benefits, professional fees, travel and entertainment expenses, and rent expense, which were partially offset by increases in legal fees resulting from an increase in activity resulting from employment and litigation matters in the current period.

Other and Eliminations: Net income from our Other and Eliminations segment for the nine months ended September 30, 2021 decreased $68.6 million to zero from $68.6 million for the nine months ended September 30, 2020. Adjusted EBITDA loss from our Other segment for the nine months ended September 30, 2021 decreased $0.8 million to $0.2 million from $1.0 million for the nine months ended September 30, 2020. The decrease in Adjusted EBITDA loss for our Other and Eliminations segment was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of turnkey project work, partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of INNOVATE's investment in the second quarter of 2020.

(in millions):	Three Months Ended September 30,			Nine months ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
Infrastructure	$24.4	$17.7	$6.7	$49.6	$45.8	$3.8
Life Sciences	(7.1)	(5.9)	(1.2)	(19.4)	(14.6)	(4.8)
Spectrum	1.8	(0.2)	2.0	5.3	(2.4)	7.7
Non-Operating Corporate	(3.8)	(3.7)	(0.1)	(13.5)	(12.3)	(1.2)
Other and Eliminations	(1.0)	(0.1)	(0.9)	(0.2)	(1.0)	0.8
Adjusted EBITDA	$14.3	$7.8	$6.5	$21.8	$15.5	$6.3

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

Infrastructure Segment

At September 30, 2021, DBMG's backlog was $1,605.9 million, consisting of $1,326.7 million under contracts or purchase orders and $279.2 million under letters of intent or notices to proceed. Approximately $1,004.4 million, representing 62.5% of DBMG’s backlog at September 30, 2021, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

As of September 30, 2021, the Company had $55.5 million of cash and cash equivalents compared to $43.8 million as of December 31, 2020. On a stand-alone basis, as of September 30, 2021, the Non-Operating Corporate segment had cash and cash equivalents of $31.6 million compared to $27.5 million at December 31, 2020.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2021, the Company had $676.0 million of indebtedness on a consolidated basis compared to $576.6 million as of December 31, 2020. On a stand-alone basis, as of September 30, 2021 and December 31, 2020, INNOVATE had indebtedness of $390.0 million and $410.4 million, respectively.

INNOVATE's stand-alone debt consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, the $3.2 million aggregate principal amount of 2022 Convertible Notes, and the $51.8 million aggregate principal amount of 2026 Convertible Notes. INNOVATE is required to make semi-annual interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, and quarterly interest payments, on its 2024 Revolving Credit Agreement.

INNOVATE received $4.5 million in dividends from its Infrastructure segment during the three and nine months ended September 30, 2021. Under a tax sharing agreement, the Infrastructure segment reimburses INNOVATE for use of its net operating losses. During the three and nine months ended September 30, 2021, INNOVATE received $5.4 million from its Infrastructure segment under this tax sharing agreement.

INNOVATE received $2.1 million in net management fees from its Insurance segment during the nine months ended September 30, 2021.

INNOVATE is required to make dividend payments on its outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

On May 29, 2021, pursuant to the Certificate of Designation, certain holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock.

In connection with the Stock Purchase Agreement, CGI, formerly a wholly owned subsidiary of the Company, entered into a letter agreement with Continental General Holdings, LLC to not redeem at maturity or seek redemption of the $16.1 million Preferred Stock. On July 1, 2021, CGI exchanged their Series A and Series A-2 Preferred Stock for new classes of Series A-3 and Series A-4 Preferred Stock with an extended maturity of July 1, 2026, with other terms substantially unchanged from the terms of the Series A and Series A-2 Preferred Stock.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

We have seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on its projects. During the three and nine months ended September 30, 2021, $0.4 million and $8.3 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on INNOVATE’s liquidity for the nine months ended September 30, 2021, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended September 30, 2021 and 2020 are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Infrastructure	$6.1	$1.4	$11.6	$4.8
Life Sciences	—	—	0.5	0.1
Spectrum	0.9	3.2	2.9	9.6
Non-operating Corporate	—	—	—	0.1
Total	$7.0	$4.6	$15.0	$14.6

Indebtedness

2026 Senior Secured Notes Terms and Conditions

Maturity. The 2026 Senior Secured Notes mature on February 1, 2026.

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

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance. As of September 30, 2021, DBMG was in compliance with all of the financial covenants to its debt agreements.

See Note 9. Debt Obligations to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Company's indebtedness.

Restrictive Covenants

The indenture governing the 2026 Senior Secured Notes dated February 1, 2021, by and among INNOVATE, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Senior Secured Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity and (2) collateral coverage.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of September 30, 2021, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2021, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020
Operating activities from Continuing Operations	$(48.1)	$(6.8)	$(41.3)
Investing activities from Continuing Operations	6.4	221.4	(215.0)
Financing activities from Continuing Operations	62.2	(205.7)	267.9
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.7	(2.4)
Cash flows from discontinued operations	(195.4)	(84.9)	(110.5)
Net decrease in cash, cash equivalents and restricted cash	$(176.6)	$(75.3)	$(101.3)
Less: Net decrease in cash and cash equivalents from discontinued operations	(195.4)	(80.4)	(115.0)
Net change in cash, cash equivalents and restricted cash	$18.8	$5.1	$13.7

Operating Activities

Cash used in operating activities was $48.1 million for the nine months ended September 30, 2021 as compared to cash used in operating activities of $6.8 million for the nine months ended September 30, 2020. The $41.3 million change was primarily related to the decrease in working capital uses resulting from project timing at our Infrastructure segment, ramp up of product launch at R2, and payment of certain accounts payable and increases in accounts receivable at our Spectrum segment. This was partially offset by an increase in working capital at Non-operating Corporate due to a reduction in non-recurring proxy-related costs.

Investing Activities

Cash provided by investing activities was $6.4 million for the nine months ended September 30, 2021 as compared to cash provided by investing activities of $221.4 million for the nine months ended September 30, 2020. The $215.0 million change was due to the acquisition of Banker Steel at our Infrastructure segment in the second quarter of 2021 and from the reduction in proceeds from the sale of subsidiaries. Beyond6 was sold in first quarter of 2021 for net proceeds of $70.0 million and the cash portion of our Insurance segment was sold in the third quarter for $64.7 million compared to GMSL sold in the prior year for net proceeds of $144.0 million and the partial sale of the HMN joint venture in the prior year.

Financing Activities

Cash provided by financing activities was $62.2 million for the nine months ended September 30, 2021 as compared to cash used in financing activities of $205.7 million for the nine months ended September 30, 2020. The $267.9 million change was primarily due to proceeds received on debt obligations at our Infrastructure segment as a result of the refinancing in the second quarter of 2021 and debt payments in the prior years and a reduction in dividends when compared to the prior year. The change was also driven by the refinancing of debt obligations at our Non-Operating Corporate segment in the comparable period and payments to minority stockholders at our Other segment for the portion of the proceeds received from the sale of GMSL and the partial sale of HMN in the comparable period.

Discontinued Operations

Cash used by discontinued operations was $195.4 million for the nine months ended September 30, 2021 as compared to cash used by discontinued operations of $84.9 million for the nine months ended September 30, 2020. The $110.5 million decrease was largely due to a decline in net investment purchases at our Insurance segment compared to the prior year.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2021 debt balance, DBMG anticipates that its interest payments will be approximately $1.7 million each quarter of 2021.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have reclassified several entities as discontinued operations for the three and nine months ended September 30, 2021 and 2020. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

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

•On December 31, 2020, the Company signed the Merger Agreement to sell Beyond6. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and holdbacks, the Company recognized an additional $0.5 million gain on the sale.

•The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of September 30, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Company recorded a $200.8 million loss on the sale.

Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operations, Investing and Financing activities sections for each year presented.

In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

Off-Balance Sheet Arrangements

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Condensed Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at September 30, 2021 included letters of credit of $13.4 million under Credit and Security Agreements and performance bonds of $860.4 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2021. For information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

INNOVATE, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 295 Madison Avenue, 12th Floor, New York, NY, 10017. The Company’s telephone number is (212) 235-2690. Our Internet address is www.innovatecorp.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

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

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, our and our subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with INNOVATE or the applicable subsidiary of INNOVATE, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

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

INNOVATE Corp. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental responses on our business, financial condition and results of operations;
•the impact of recent supply chain disruptions, labor shortages and increases in transportation costs;
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
•the impact of covenants in the Indenture governing INNOVATE’s new notes, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 9. Debt Obligations and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than noted below, there have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Transportation challenges as a result of the COVID-19 pandemic and related supply impacts have caused, and may continue to cause, significant delays and additional costs, which could have a material adverse effect on DBMG’s results of operations or financial condition.

COVID-19 has caused supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in DBMG’s ability to complete projects. The receipt of material from impacted areas has been slowed or disrupted and DBMG’s suppliers are expected to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers, may disrupt DBMG’s supply chain, which may result in a delay in the completion of DBMG’s projects and cause it to incur significant additional costs. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on DBMG’s results of operations or financial condition.

The utilization of our tax losses and certain other tax attributes could be substantially limited if we experience an “ownership change” for federal income tax purposes.

As of September 30, 2021, we had approximately $170.3 million of federal net operating loss carryforwards (“NOLs”) and $175.3 million of Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Code") Section 163(j) interest limitation carryforwards available to offset our future taxable income, which NOLs will begin to expire in 2034. Pursuant to the Code Sections 382 and 383, use of our NOLs and certain other tax attributes may be limited by an “ownership change” within the meaning of Code Section 382 and applicable Treasury Regulations. If a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of a corporation’s stock owned by certain “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income or taxes may be limited.

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the "Plan"). The Plan is intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under the Code, by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. This may adversely affect the marketability of our common stock by discouraging any individual, firm, corporation, partnership or other person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more shares of our common stock then outstanding. In addition, although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, there is no assurance that the Plan will prevent all transfers that could result in such an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control. If the Company were to experience an ownership change as defined in Code Section 382, its ability to utilize these tax attributes would be substantially limited.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Please note that the agreements included as exhibits to this Form 10-Q are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about INNOVATE Corp. or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description

3.1
Certificate of Amendment to the Certificate of Incorporation, as filed with the Secretary of State of Delaware on August 18, 2021, with an effective date of September 20, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.2	Amendment to the By-Laws, effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.3
Certificate of Designations of Series B Preferred Stock, dated August 30, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.1	Tax Benefits Preservation Plan, dated August 30, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.2
Certificate of Designation of Series A-3 Convertible Participating Preferred Stock, dated July 1, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2021) (File No. 001-35210)

4.3
Certificate of Designation of Series A-4 Convertible Participating Preferred Stock, dated July 1, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 7, 2021) (File No. 001-35210)

4.4
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock, dated July 1, 2021 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 7, 2021) (File No. 001-35210)

10.1	Form of Exchange Agreement, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2021) (File No. 001-35210)

10.3	HC2 Preferred Support Agreement, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2021) (File No. 001-35210)

10.4	DBM Common Support Agreement, dated July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 1, 2021) (File No. 001-35210)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATE Corp.
Date:	November 4, 2021	By:	/S/ Michael J. Sena
Michael J. Sena
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)